Form 10-Q
period 1996-03-31
PULTE CORP
filed 1996-05-14
CIK 822416

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9804

                               PULTE CORPORATION
             (Exact name of registrant as specified in its charter)

                MICHIGAN                                38-2766606
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

                     33 Bloomfield Hills Pkwy., Suite 200,
                       Bloomfield Hills, Michigan  48304
             (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code (810) 647-2750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                          Yes __X__      No____

Number of shares of common stock outstanding as of April 30, 1996: 25,667,655

                                         Total pages: 28
                                 Listing of exhibits: 26

===============================================================================

                               PULTE CORPORATION

                                     INDEX

                                                        Page
                                                         No.
                                                        ----
PART I    FINANCIAL INFORMATION
  Item 1   Financial Statements (unaudited)
    Condensed Consolidated Balance Sheets, March 31,
      1996 and December 31, 1995 ....................     3
    Condensed Consolidated Statements of Income,
      Three Months Ended March 31, 1996
      and 1995 ......................................     4
    Condensed Consolidated Statements of
      Shareholders' Equity, Three Months Ended March
      31, 1996 and 1995 .............................     5
    Condensed Consolidated Statements of Cash Flows,
      Three Months Ended March 31, 1996 and 1995 ....     6
    Notes to Condensed Consolidated Financial
      Statements ....................................     8
  Item 2   Management's Discussion and Analysis of
           Financial Condition and Results of
             Operations .............................    19
PART II   OTHER INFORMATION
  Item 6   Exhibits and Reports on Form 8-K .........    26
SIGNATURES ..........................................    28

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                PULTE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($000's omitted)
                                  (Unaudited)
                                                         March 31,   December 31,
                                                           1996          1995
                                                         --------    ------------
ASSETS
Cash and equivalents ................................   $  174,828    $  292,227
Unfunded settlements ................................       80,506        80,131
House and land inventories ..........................      920,817       859,735
Mortgage-backed and related securities ..............      187,002       254,170
Residential mortgage loans and other securities
  available-for-sale ................................      116,717       178,302
Other assets ........................................      288,147       227,289
Discontinued operations .............................      153,028       156,617
                                                        ----------    ----------
                                                        $1,921,045    $2,048,471
                                                        ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued liabilities, including
    book overdrafts of $58,473 and $60,976 in 1996
    and 1995, respectively ..........................   $  369,050    $  381,407
  Collateralized short-term debt, recourse solely to
    applicable subsidiary assets ....................       96,250       140,578
  Mortgage-backed bonds, recourse solely to
    applicable subsidiary assets ....................      164,757       225,272
  Income taxes ......................................       47,657        45,397
  Subordinated debentures and senior notes ..........      363,893       363,957
  Discontinued operations ...........................      125,245       130,857
                                                        ----------    ----------
    Total liabilities ...............................    1,166,852     1,287,468
Shareholders' equity ................................      754,193       761,003
                                                        ----------    ----------
                                                        $1,921,045    $2,048,471
                                                        ==========    ==========

                            See accompanying notes.

                               PULTE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000's omitted, except per share data)
                                  (Unaudited)

                                                       For The Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           1996           1995
                                                           ----           ----
Revenues:
  Homebuilding ......................................    $413,220       $308,649
  Mortgage banking and financing:
    Interest and other ..............................      16,133         10,543
    Gain on sale of servicing .......................                      9,288
  Corporate, principally interest ...................       3,166          4,395
                                                         --------       --------
      Total revenues ................................     432,519        332,875
Expenses:
  Homebuilding, principally cost of sales ...........     405,915        311,712
  Mortgage banking and financing, principally
    interest ........................................      11,295         13,315
  Corporate, net ....................................       6,695          8,550
                                                         --------       --------
      Total expenses ................................     423,905        333,577
                                                         --------       --------
Income (loss) from continuing operations before
    income taxes ....................................       8,614           (702)
Income taxes (benefit) ..............................       3,506           (276)
                                                         --------       --------
Income (loss) from continuing operations ............       5,108           (426)
Income from discontinued thrift operations, net of
  income taxes ......................................       1,972          3,893
                                                         --------       --------
Net income ..........................................    $  7,080       $  3,467
                                                         ========       ========
Income per share -- primary and fully diluted:
  Income (loss) from continuing operations ..........    $    .19       $   (.01)
  Income from discontinued operations ...............         .07            .14
                                                         --------       --------
  Net income ........................................    $    .26       $    .13
                                                         ========       ========
Shares used in earnings per share calculations:
  Primary ...........................................      27,250         27,654
                                                         ========       ========
  Fully diluted .....................................      27,250         27,665
                                                         ========       ========
Cash dividends declared per common share ............    $    .06       $    .06
                                                         ========       ========

                            See accompanying notes.

                               PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    ($000's omitted, except per share data)
                                  (Unaudited)
                                                                    Additional
                                                        Common       Paid-in      Unrealized     Retained
                                                         Stock       Capital         Gains       Earnings         Total
                                                        ------      ----------    ----------     --------         -----
Three months ended March 31, 1996:
Balance, January 1, 1996 ............................    $270        $65,934        $ 8,223      $686,576       $761,003
Exercise of stock options ...........................                    132                                         132
Cash dividends declared ($.06 per share) ............                                              (1,622)        (1,622)
Stock repurchases ...................................      (3)          (817)                      (8,441)        (9,261)
Change in unrealized gains on securities
  available-for-sale, net of income taxes of $2,092 .                                (3,139)                      (3,139)
Net income ..........................................                                               7,080          7,080
                                                         ----        -------        -------      --------       --------
Balance, March 31, 1996 .............................    $267        $65,249        $ 5,084      $683,593       $754,193
                                                         ====        =======        =======      ========       ========

Three months ended March 31, 1995:
Balance, January 1, 1995 ............................    $275        $75,595                     $634,719       $710,589
Exercise of stock options ...........................                    126                                         126
Cash dividends declared ($.06 per share) ............                                              (1,630)        (1,630)
Stock repurchases ...................................      (2)        (4,321)                                     (4,323)
Net income ..........................................                                               3,467          3,467
                                                         ----        -------        -------      --------       --------
Balance, March 31, 1995 .............................    $273        $71,400                     $636,556       $708,229
                                                         ====        =======        =======      ========       ========

                            See accompanying notes.

                               PULTE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000's omitted)
                                  (Unaudited)

                                                        For The Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            1996           1995
                                                            ----           ----
Continuing operations:
Cash flows from operating activities:
  Income (loss) from continuing operations ..........     $   5,108     $    (426)
  Adjustments to reconcile income (loss) from
    continuing operations to net cash flows used in
    operating activities:
      Amortization, depreciation and other ..........         1,639         1,180
      Deferred income taxes .........................        (4,627)         (416)
      Gain on sale of securities ....................        (4,495)
      Increase (decrease) in cash due to:
        Inventories .................................       (61,082)      (78,974)
        Residential mortgage loans available-for-sale        58,514        25,100
        Other assets ................................        (8,407)       11,262
        Accounts payable and accrued liabilities ....        (7,242)      (22,653)
        Income taxes ................................         6,977          (881)
                                                          ---------      --------
Net cash used in operating activities ...............       (13,615)      (65,808)
Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale        61,076
  Principal payments of mortgage-backed securities ..         8,431        10,088
  (Increase) decrease in funds held by trustee ......       (49,432)        1,313
  Other, net ........................................        (3,064)       (3,388)
                                                          ---------      --------
Net cash provided by investing activities ...........        17,011         8,013
Cash flows from financing activities:
  Payment of long-term debt and bonds ...............       (60,784)      (13,689)
  Proceeds from borrowings ..........................                       9,506
  Repayment of borrowings ...........................       (49,210)         (451)
  Stock repurchases .................................        (9,261)       (4,323)
  Dividends paid ....................................        (1,622)       (1,630)
  Other, net ........................................            82            72
                                                          ---------      --------
Net cash used in financing activities ...............      (120,795)      (10,515)
                                                          ---------      --------
Net decrease in cash and equivalents -- continuing
  operations ........................................     $(117,399)     $(68,310)


                               PULTE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -- (continued)
                               ($000's omitted)
                                  (Unaudited)

                                                        For The Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            1996           1995
                                                            ----           ----
Discontinued Operations:
Cash flows from operating activities:
  Income from discontinued operations ...............     $   1,972     $   3,893
  Other changes, net ................................        (3,669)        1,022
Cash flows from investing activities:
  Purchase of securities available-for-sale .........        (9,560)      (23,857)
  Principal payments of mortgage-backed securities ..        13,133         1,939
  Decrease in Covered Assets and FSLIC Resolution
    Fund (FRF) receivables ..........................        31,283        32,258
Cash flows from financing activities:
  Repayment of borrowings ...........................       (31,560)      (31,560)
  Decrease in Federal Home Loan Bank (FHLB) advances         (1,900)
                                                          ---------      --------
Net decrease in cash and equivalents -- discontinued
  operations ........................................          (301)      (16,305)
                                                          ---------      --------
Net decrease in cash and equivalents ................      (117,700)      (84,615)
Cash and equivalents at beginning of period .........       295,163       281,490
                                                          ---------      --------
Cash and equivalents at end of period ...............     $ 177,463      $196,875
                                                          =========      ========
Cash -- continuing operations .......................     $ 174,828      $ 91,282
Cash -- discontinued operations .....................         2,635       105,593
                                                          ---------      --------
                                                          $ 177,463      $196,875
                                                          =========      ========
Supplemental disclosure of cash flow information --
  cash paid during the period for:
  Interest, net of amount capitalized
    Continuing operations ...........................     $   8,591      $  5,735
    Discontinued operations .........................           732         3,645
                                                          ---------      --------
                                                          $   9,323      $  9,380
                                                          =========      ========
  Income taxes ......................................     $   1,155      $  1,017
                                                          =========      ========

                            See accompanying notes.

                               PULTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                ($000's omitted)
                                  (Unaudited)

1. Basis of presentation and significant accounting policies

   Basis of presentation

      The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's continuing operations include its homebuilding (Pulte Home Corporation) and financial services subsidiaries, which include ICM Mortgage Corporation (ICM) and Pulte Financial Companies, Inc. (PFCI). The Company's thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as discontinued operations (See Note 2). The Company's direct subsidiaries consist of PFCI and Pulte Diversified Companies, Inc. (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights. ICM is a direct subsidiary of Pulte.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

      Certain 1995 classifications have been changed to conform with the 1996 presentation.

  Significant accounting policies

   Interest Expense

      The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

   Income per share

      Income per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are determined using the treasury stock method.

   Impact of recently issued accounting standards

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The effect of adopting SFAS No. 121 was not material to the results of operations or financial position of the Company.

2. Discontinued operations

      During the fourth quarter of 1994, First Heights sold substantially all of its bank branches and related liabilities (primarily deposits). Accordingly, such operations are being presented as discontinued.

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

2. Discontinued operations -- (continued)

      Revenues of the discontinued operations for the three month periods ended March 31, 1996 and 1995 were $3,304 and $7,540, respectively. For the three months ended March 31, 1996 and 1995, thrift operations resulted in net income of $1,972 and $3,893, respectively. Discounts of approximately $7,700 at March 31, 1996, are being amortized into income over the life of the related FRF notes at a rate of approximately $1,200 per quarter. Additional contingent gains related to possible income tax benefits, which could amount to $90,000, have not been recognized for financial statement purposes because of uncertainty of realization.

      Assets of discontinued operations included in the consolidated balance sheets at March 31, 1996 and December 31, 1995 were $153,028 and $156,617, respectively. Related liabilities included in these same balance sheets were $125,245 and $130,857, respectively.

3. Segment Information

                                                                  Mortgage
                                                   Homebuilding    Banking
                                                     (Pulte)       (ICM)       Financing    Corporate   Consolidated
                                                   ------------   --------     ---------    ---------   ------------

Three Months Ended March 31, 1996:
Continuing Operations:
  Revenues:
    Unaffiliated customers ....................    $  413,220     $  7,523     $  8,610     $  3,166     $  432,519
                                                   ==========     ========     ========     ========     ==========
  Income (loss) before income taxes ...........    $    7,305     $    457     $  4,381     $ (3,529)    $    8,614
                                                   ==========     ========     ========     ========     ==========
At March 31, 1996:
Identifiable assets ...........................    $1,174,440     $136,886     $236,830     $219,861     $1,768,017
                                                   ==========     ========     ========     ========
Assets of discontinued operations .............                                                             153,028
                                                                                                         ----------
Total assets ..................................                                                          $1,921,045
Three Months Ended March 31, 1995:                                                                       ==========
Continuing Operations:
  Revenues:
    Unaffiliated customers ....................    $  308,649     $ 12,490     $  7,341     $  4,395     $  332,875
                                                   ==========     ========     ========     ========     ==========
  Income (loss) before income taxes ...........    $   (3,063)    $  6,231     $    285     $ (4,155)    $     (702)
                                                   ==========     ========     ========     ========     ==========
At March 31, 1995:
Identifiable assets ...........................    $1,036,704     $129,338     $326,447     $164,692     $1,657,181
                                                   ==========     ========     ========     ========
Assets of discontinued operations .............                                                             249,777
                                                                                                         ----------
Total assets ..................................                                                          $1,906,958
                                                                                                         ==========

4. Stock options

      In January 1996, the Company granted 47,000 options with an exercise price of $30.06 per share under the 1990 Stock Incentive Plan for Key Employees. As of March 31, 1996, 2,940 shares remain available for grant under the Plan.

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

5. Income taxes

   Continuing Operations:

      The following table reconciles the expected federal income tax rate to the effective income tax rate for continuing operations:

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1996       1995
                                                          ----       ----
Income taxes (benefit) at federal statutory rate ....     35.0%     (35.0)%
Effect of state and other income taxes ..............      5.7%      (4.3)%
                                                          ----      -----
Effective rate ......................................     40.7%     (39.3)%
                                                          ====      =====

6. Commitments and contingencies

   Federal Deposit Insurance Corporation

      On July 7, 1995, a lawsuit was filed in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company and its subsidiary PDCI and PDCI's subsidiary First Heights.

      The lawsuit seeks a declaration of rights under the assistance agreement entered into between First Heights and the Federal Savings and Loan Insurance Corporation (FSLIC). The FDIC is the successor to FSLIC. The FDIC and Pulte disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition from FSLIC, and First Heights' ownership of, five failed Texas thrifts. The lawsuit also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Company disputes the FDIC's claims and believes that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits to amounts established on First Heights' books.

      On September 8, 1995, the Company filed an answer and counter-claim in this case. The Company intends to vigorously defend itself and pursue its counter-claims. While it is impossible to verify the precise amount requested by the FDIC at this time, the Company believes that even if the FDIC were to prevail in its claims, it would not have a material adverse effect on the financial condition or results of operations of the Company.

7. Supplemental Guarantor Information

      The Company has filed a universal shelf registration of up to $250,000 of debt or equity securities (of which $125,000 of 7.3% unsecured Senior Notes were issued in October, 1995), and has previously issued $100,000, 7%, and $115,000, 8.375%, unsecured Senior Notes. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional.

      The principal non-Guarantors include PDCI, the parent company of Pulte, ICM, a wholly-owned subsidiary of Pulte, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

      Supplemental combining financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided because management has concluded that the segment information provides sufficient detail to allow investors to determine the nature of the assets held by and the operations of the combined groups.

                            COMBINING BALANCE SHEET
                                March 31, 1996

                                                                 Unconsolidated
                                                  ------------------------------------------                 Consolidated
                                                     Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                                  Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                  -----------   ------------   -------------   -----------   ------------
ASSETS
Cash and equivalents ..........................   $  120,047    $   51,284      $    3,497                   $  174,828
Unfunded settlements ..........................                     80,506                                       80,506
House and land inventories ....................                    920,817                                      920,817
Mortgage-backed and related securities ........                                    187,002                      187,002
Residential mortgage loans and other
   securities available-for-sale ..............                                    116,717                      116,717
Land held for sale and future development .....                     37,682                                       37,682
Other assets ..................................       91,738        84,151          74,576                      250,465
Discontinued operations .......................                                    153,028                      153,028
Investment in subsidiaries ....................      731,192        28,339         771,009    $(1,530,540)            0
Advances receivable -- subsidiaries ...........      261,435         4,858          14,242       (280,535)            0
                                                  ----------    ----------      ----------    -----------    ----------
                                                  $1,204,412    $1,207,637      $1,320,071    $(1,811,075)   $1,921,045
                                                  ==========    ==========      ==========    ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities ......   $   41,368    $  290,779      $   36,903                   $  369,050
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets .....                                     96,250                       96,250
Mortgage-backed bonds, recourse solely to
   applicable subsidiary assets ...............                                    164,757                      164,757
Income taxes ..................................       47,657                                                     47,657
Subordinated debentures and senior notes ......      339,302        24,591                                      363,893
Discontinued operations .......................        7,656                       117,589                      125,245
Advances payable -- subsidiaries ..............       14,236       167,140          99,159    $  (280,535)            0
                                                  ----------    ----------      ----------    -----------    ----------
    Total liabilities .........................      450,219       482,510         514,658       (280,535)    1,166,852
Shareholders' equity ..........................      754,193       725,127         805,413     (1,530,540)      754,193
                                                  ----------    ----------      ----------    -----------    ----------
                                                  $1,204,412    $1,207,637      $1,320,071    $(1,811,075)   $1,921,045
                                                  ==========    ==========      ==========    ===========    ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                            COMBINING BALANCE SHEET
                               DECEMBER 31, 1995

                                                                 Unconsolidated
                                                  ------------------------------------------                 Consolidated
                                                     Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                                  Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                  -----------   ------------   -------------   -----------   ------------
ASSETS
Cash and equivalents ..........................   $  220,782    $   71,012      $      433                   $  292,227
Unfunded settlements ..........................                     80,131                                       80,131
House and land inventories ....................                    859,735                                      859,735
Mortgage-backed and related securities ........                                    254,170                      254,170
Residential mortgage loans and other
   securities available-for-sale ..............                                    178,302                      178,302
Land held for sale and future development .....                     36,980                                       36,980
Other assets ..................................       86,685        76,230          27,394                      190,309
Discontinued operations .......................                                    156,617                      156,617
Investment in subsidiaries ....................      725,689        42,065         752,630    $(1,520,384)            0
Advances receivable -- subsidiaries ...........      171,117                        14,942       (186,059)            0
                                                  ----------    ----------      ----------    ------------   ----------
                                                  $1,204,273    $1,166,153      $1,384,488    $(1,706,443)   $2,048,471
                                                  ==========    ==========      ==========    ===========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued liabilities ......   $   35,369    $  300,990      $   45,048                   $  381,407
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets .....                                    140,578                      140,578
Mortgage-backed bonds, recourse solely to
   applicable subsidiary assets ...............                                    225,272                      225,272
Income taxes ..................................       45,397                                                     45,397
Subordinated debentures and senior notes ......      339,280        24,677                                      363,957
Discontinued operations .......................        8,875                       121,982                      130,857
Advances payable -- subsidiaries ..............       14,349       120,012          51,698    $  (186,059)            0
                                                  ----------    ----------      ----------    ------------   ----------
    Total liabilities .........................      443,270       445,679         584,578       (186,059)    1,287,468
Shareholders' equity ..........................      761,003       720,474         799,910     (1,520,384)      761,003
                                                  ----------    ----------      ----------    ------------   ----------
                                                  $1,204,273    $1,166,153      $1,384,488    $(1,706,443)   $2,048,471
                                                  ==========    ==========      ==========    ===========    ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                       COMBINING STATEMENT OF OPERATIONS
                   For the three months ended March 31, 1996

                                                             Unconsolidated
                                              ------------------------------------------                 Consolidated
                                                 Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                              Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                              -----------   ------------   -------------   -----------   ------------
Revenues:
  Homebuilding .............................                  $413,220                                     $413,220
  Mortgage banking and financing:
    Interest and other......................                                 $16,133                         16,133
  Corporate, principally interest ..........     $ 2,808                         358                          3,166
                                                 -------      --------       -------                       --------
Total revenues .............................       2,808       413,220        16,491                        432,519
Expenses:
  Homebuilding:
    Cost of sales ..........................                   352,685                                      352,685
    Selling, general and administrative
       and other expense ...................                    53,230                                       53,230
  Mortgage banking and financing,
     principally interest ..................                                  11,295                         11,295
  Corporate, net ...........................       6,254                         441                          6,695
                                                 -------      --------       -------                       --------
Total expense ..............................       6,254       405,915        11,736                        423,905
                                                 -------      --------       -------                       --------
Income (loss) from continuing
  operations before income taxes and
  equity in net income of subsidiaries .....      (3,446)        7,305         4,755                          8,614
Income taxes (benefit) .....................      (1,333)        2,922         1,917                          3,506
                                                 -------      --------       -------                       --------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ............................      (2,113)        4,383         2,838                          5,108
Income from discontinued operations ........       1,315                         657                          1,972
                                                 -------      --------       -------                       --------
Income (loss) before equity in net
   income of subsidiaries ..................        (798)        4,383         3,495                          7,080
Equity in net income of subsidiaries:
  Continuing operations ....................       7,221           274         4,383       $(11,878)              0
  Discontinued operations ..................         657                                       (657)              0
                                                 -------      --------       -------       --------        --------
                                                   7,878           274         4,383        (12,535)              0
                                                 -------      --------       -------       --------        --------
Net income .................................     $ 7,080      $  4,657       $ 7,878       $(12,535)       $  7,080
                                                 =======      ========       =======       ========        ========


                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                       COMBINING STATEMENT OF OPERATIONS
                   For the three months ended March 31, 1995


                                                                    Unconsolidated
                                                     ------------------------------------------                 Consolidated
                                                        Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                                     Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                     -----------   ------------   -------------   -----------   ------------
Revenues:
  Homebuilding ..................................                    $308,649                                     $308,649
  Mortgage banking and financing:
    Interest and other ..........................                                    $10,543                        10,543
    Gain on sale of servicing ...................                                      9,288                         9,288
  Corporate, principally interest ...............    $ 3,963                             432                         4,395
                                                     -------         --------        -------                      --------
Total revenues ..................................      3,963          308,649         20,263                       332,875
Expenses:
  Homebuilding:
    Cost of sales ...............................                     263,930                                      263,930
    Selling, general and administrative
       and other expense ........................                      47,782                                       47,782
  Mortgage banking and financing,
     principally interest .......................                                     13,315                        13,315
  Corporate, net ................................      6,342                           2,208                         8,550
                                                     -------         --------        -------                      --------
Total expense ...................................      6,342          311,712         15,523                       333,577
                                                     -------         --------        -------                      --------
Income (loss) from continuing
  operations before income taxes and
  equity in net income of subsidiaries ..........     (2,379)          (3,063)         4,740                          (702)
Income taxes (benefit) ..........................     (1,680)          (1,225)         2,629                          (276)
                                                     -------         --------        -------                      --------
Income (loss) from continuing operations
   before equity in net income of subsidiaries ..       (699)          (1,838)         2,111                          (426)
Income from discontinued operations .............      1,179                           2,714                         3,893
                                                     -------         --------        -------                      --------
Income (loss) before equity in net income of
  subsidiaries ..................................        480           (1,838)         4,825                         3,467
Equity in net income (loss) of subsidiaries:
  Continuing operations .........................        273            3,739         (1,838)      $(2,174)              0
  Discontinued operations .......................      2,714                                        (2,714)              0
                                                     -------         --------        -------       -------        --------
                                                       2,987            3,739         (1,838)       (4,888)              0
                                                     -------         --------        -------       -------        --------
Net income ......................................    $ 3,467         $  1,901        $ 2,987       $(4,888)       $  3,467
                                                     =======         ========        =======       =======        ========


                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                       COMBINING STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1996

                                                                      Unconsolidated
                                                         ------------------------------------------                  Consolidated
                                                            Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                                         Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                         -----------   ------------   -------------   -----------    -----------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .................     $  5,108      $  4,657        $  7,221       $(11,878)     $  5,108
  Adjustments to reconcile income from continuing
    operations to net cash flows provided by (used
    in) operating activities:
      Equity in subsidiaries ........................       (7,221)         (274)         (4,383)        11,878             0
      Amortization, depreciation and other ..........           22         1,404             213                        1,639
      Deferred income taxes .........................       (4,627)                                                    (4,627)
      Gain on sale of securities ....................                                     (4,495)                      (4,495)
      Increase (decrease) in cash due to:
        Inventories .................................                    (61,082)                                     (61,082)
        Residential mortgage loans available-for-sale                                     58,514                       58,514
        Other assets ................................       (4,996)       (8,610)          5,199                       (8,407)
        Accounts payable and accrued liabilities ....        5,996        (5,791)         (7,447)                      (7,242)
        Income taxes ................................        2,138         2,922           1,917                        6,977
                                                          --------      --------        --------       --------      --------
Net cash provided by (used in) operating activities .       (3,580)      (66,774)         56,739              0       (13,615)
Cash flows from investing activities:
  Proceeds from sale of securities available-
    for-sale ........................................                                     61,076                       61,076
  Principal payments of mortgage-backed securities ..                                      8,431                        8,431
  Increase in funds held by trustee .................                                    (49,432)                     (49,432)
  Dividends received from subsidiaries ..............                     14,000                        (14,000)            0
  Investment in subsidiaries ........................         (762)                                         762             0
  Advances to affiliates ............................      (85,592)          310          (2,056)        87,338             0
  Other, net ........................................                     (2,309)           (755)                      (3,064)
                                                          --------      --------        --------       --------      --------
Net cash provided by (used in) investing activities .     $(86,354)     $ 12,001        $ 17,264       $ 74,100      $ 17,011


                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                 COMBINING STATEMENT OF CASH FLOWS (continued)
                   For the three months ended March 31, 1996

                                                                      Unconsolidated
                                                        ------------------------------------------                 Consolidated
                                                           Pulte        Guarantor    Non-Guarantor   Eliminating       Pulte
                                                        Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                        -----------   ------------   -------------   -----------   ------------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...............                                  $(60,784)                     $ (60,784)
  Repayment of borrowings ...........................                  $ (4,510)        (44,700)                       (49,210)
  Capital contributions from parent .................                                       762       $   (762)              0
  Advances from affiliates ..........................                    39,555          47,783        (87,338)              0
  Stock repurchases .................................   $  (9,261)                                                      (9,261)
  Dividends paid ....................................      (1,622)                      (14,000)        14,000          (1,622)
  Other, net ........................................          82                                                           82
                                                        ---------      --------        --------       --------       ---------
Net cash provided by (used in) financing
  activities . ......................................     (10,801)       35,045         (70,939)       (74,100)       (120,795)
                                                        ---------      --------        --------       --------       ---------
Net increase (decrease) in cash and equivalents --
  continuing operations .............................    (100,735)      (19,728)          3,064              0        (117,399)
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ...............       1,972                           657           (657)          1,972
  Equity in subsidiaries ............................        (657)                                         657               0
  Other changes, net ................................      (1,315)                       (2,354)                        (3,669)
Cash flows from investing activities:
  Purchase of securities available-for-sale .........                                    (9,560)                        (9,560)
  Principal payments of mortgage-backed securities ..                                    13,133                         13,133
  Decrease in Covered Assets and FRF receivables ....                                    31,283                         31,283
Cash flows from financing activities:
  Repayment of borrowings ...........................                                   (31,560)                       (31,560)
  Decrease in FHLB advances .........................                                    (1,900)                        (1,900)
                                                        ---------      --------        --------       --------       ---------
Net decrease in cash and equivalents --
  discontinued operations ...........................           0             0            (301)             0            (301)
                                                        ---------      --------        --------       --------       ---------
Net increase (decrease) in cash and equivalents .....    (100,735)      (19,728)          2,763              0        (117,700)
Cash and equivalents at beginning of period .........     220,782        71,012           3,369                        295,163
                                                        ---------      --------        --------       --------       ---------
Cash and equivalents at end of period ...............   $ 120,047      $ 51,284        $  6,132       $      0       $ 177,463
                                                        =========      ========        ========       ========       =========


                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)


                       COMBINING STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1995

                                                                      Unconsolidated
                                                        ------------------------------------------                 Consolidated
                                                           Pulte        Guarantor    Non-Guarantor   Eliminating       Pulte
                                                        Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                        -----------   ------------   -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income (loss) from continuing operations ..........    $   (426)     $   1,901        $   273       $ (2,174)      $   (426)
  Adjustments to reconcile income (loss) from
    continuing operations to net cash flows provided
    by (used in) operating activities:
      Equity in subsidiaries ........................        (273)        (3,739)         1,838          2,174              0
      Amortization, depreciation and other ..........          19          1,159              2                         1,180
      Deferred income taxes .........................        (416)                                                       (416)
      Increase (decrease) in cash due to:
        Inventories .................................                    (78,974)                                     (78,974)
        Residential mortgage loans available-for-sale                                    25,100                        25,100
        Other assets ................................         398          7,120          3,744                        11,262
        Accounts payable and accrued liabilities ....      (1,577)       (20,454)          (622)                      (22,653)
        Income taxes ................................      (2,285)        (1,225)         2,629                          (881)
                                                         --------       --------        -------       --------       --------
Net cash provided by (used in) operating activities .      (4,560)       (94,212)        32,964              0        (65,808)
Cash flows from investing activities:
  Principal payments of mortgage-backed securities ..                                    10,088                        10,088
  Decrease in funds held by trustee .................                                     1,313                         1,313
  Dividends received from subsidiaries ..............                     40,000                       (40,000)             0
  Investment in subsidiaries ........................        (754)                                         754              0
  Advances to affiliates ............................     (57,246)        (4,969)           722         61,493              0
  Other, net ........................................                       (872)        (2,516)                       (3,388)
                                                         --------       --------        -------       --------       --------
Net cash provided by (used in) investing activities .    $(58,000)      $ 34,159        $ 9,607       $ 22,247       $  8,013


                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(continued)
                                ($000's omitted)
                                  (Unaudited)

7. Supplemental Guarantor Information--(continued)

                 COMBINING STATEMENT OF CASH FLOWS (continued)
                   For the three months ended March 31, 1995


                                                                      Unconsolidated
                                                        ------------------------------------------                 Consolidated
                                                           Pulte       Guarantor     Non-Guarantor   Eliminating       Pulte
                                                        Corporation   Subsidiaries    Subsidiaries     Entries      Corporation
                                                        -----------   ------------   -------------   -----------   ------------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...............                                  $(13,689)                     $(13,689)
  Proceeds from borrowings ..........................                                     9,506                         9,506
  Repayment of borrowings ...........................                  $   (352)            (99)                         (451)
  Capital contributions from parent .................                                       754       $   (754)             0
  Advances from affiliates ..........................                    59,644           1,849        (61,493)             0
  Stock repurchases .................................    $ (4,323)                                                     (4,323)
  Dividends paid ....................................      (1,630)                      (40,000)        40,000         (1,630)
  Other, net ........................................          72                                                          72
                                                         --------       -------        --------       --------       --------
Net cash provided by (used in) financing activities .      (5,881)       59,292         (41,679)       (22,247)       (10,515)
                                                         --------       -------        --------       --------       --------
Net increase (decrease) in cash and equivalents --
  continuing operations .............................     (68,441)         (761)            892              0        (68,310)
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ...............       3,893                         2,714         (2,714)         3,893
  Equity in subsidiaries ............................      (2,714)                                       2,714              0
  Other changes, net ................................      (1,179)                        2,201                         1,022
Cash flows from investing activities:
  Purchase of securities available-for-sale .........                                   (23,857)                      (23,857)
  Principal payments of mortgage-backed securities ..                                     1,939                         1,939
  Decrease in Covered Assets and FRF receivables ....                                    32,258                        32,258
Cash flows from financing activities:
  Repayment of borrowings ...........................                                   (31,560)                      (31,560)
                                                         --------       -------        --------       --------       --------
Net decrease in cash and equivalents -- discontinued
  operations ........................................           0             0         (16,305)             0        (16,305)
                                                         --------       -------        --------       --------       --------
Net decrease in cash and equivalents ................     (68,441)         (761)        (15,413)             0        (84,615)
Cash and equivalents at beginning of period .........     115,546        43,547         122,397                       281,490
                                                         --------       -------        --------       --------       --------
Cash and equivalents at end of period ...............    $ 47,105       $42,786        $106,984       $      0       $196,875
                                                         ========       =======        ========       ========       ========


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
                    ($000's omitted, except per share data)

      For the quarter ended March 31, 1996, Pulte Corporation's net income was $7,080, $.26 per share, compared with $3,467, $.13 per share, in 1995.

      A summary of these results by business segment is as follows:

                                                              For the
                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                           1996      1995
                                                           ----      ----
Pre-tax income (loss):
  Homebuilding Operations:
    Pulte Home Corporation ..........................    $ 7,305   $(3,063)
  Financial Services Operations:
    Mortgage banking -- ICM .........................        457     6,231
    Financing activities ............................      4,381       285
                                                         -------   -------
  Total Financial Services pre-tax income ...........      4,838     6,516
  Corporate pre-tax loss ............................     (3,529)   (4,155)
                                                         -------   -------
Pre-tax income (loss) from continuing operations ....      8,614      (702)
Income taxes (benefit) ..............................      3,506      (276)
                                                         -------   -------
Income (loss) from continuing operations ............      5,108      (426)
Income from discontinued operations .................      1,972     3,893
                                                         -------   -------
Net income ..........................................    $ 7,080   $ 3,467
                                                         =======   =======


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Homebuilding Operations

      The following table presents selected financial data for Pulte Home Corporation (Pulte) for the quarters ended March 31, 1996 and 1995.

                                                        For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           1996          1995
                                                           ----          ----
Unit settlements:
  Pulte Home North ................................          387            355
  Pulte Home South ................................          776            538
  Pulte Home Central ..............................          982            661
  Pulte Home West .................................          587            473
                                                        --------       --------
                                                           2,732          2,027
Net new orders -- units:
  Pulte Home North ................................          662            619
  Pulte Home South ................................        1,274            783
  Pulte Home Central ..............................        1,468          1,208
  Pulte Home West .................................          847            613
                                                        --------       --------
                                                           4,251          3,223
Net new orders -- dollars .........................     $683,000       $504,000
Backlog at March 31 -- units:
  Pulte Home North ................................        1,013            709
  Pulte Home South ................................        1,449            800
  Pulte Home Central ..............................        1,773          1,294
  Pulte Home West .................................          983            680
                                                        --------       --------
                                                           5,218          3,483
Backlog -- dollars ................................     $876,000       $582,000
Revenues ..........................................     $413,220       $308,649
Average sales price ...............................          151            152
Cost of sales .....................................      352,685        263,930
Selling, general and administrative expense .......       49,698         42,620
Interest (A) ......................................        3,206          1,993
Other expense, net ................................          326          3,169
                                                        --------       --------
Pre-tax income (loss) .............................     $  7,305       $ (3,063)

Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

      The number of active communities as of the end of the period are as follows:

March 31, 1996 ......................................   380
December 31, 1995 ...................................   352
September 30, 1995 ..................................   355
June 30, 1995 .......................................   346
March 31, 1995 ......................................   314

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Homebuilding Operations--(continued)

      Pulte conducts its domestic homebuilding operations through 39 markets in 24 states which are organized into four operating companies -- Pulte Home North (PHN), Pulte Home South (PHS), Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 39 markets represents more than 10% of total Pulte net new orders, unit settlements or revenues during the three months ended March 31, 1996.

      Net new orders during the first quarter of 1996 increased by 32% to a Company record 4,251 units, compared with the previous record of 3,223 units for the first quarter of 1995. The Company's existing markets, as well as the new markets entered during 1994 and early 1995, all contributed to the positive first quarter net new order activity. In addition, all operating companies posted positive year-over-year net new order comparisons for the fourth consecutive quarter. Both PHS and PHC experienced very strong growth in net new orders due to continued positive response to new product offerings, combined with favorable contributions from their new markets. The increased net new order pace resulted in a record backlog at March 31, 1996 of 5,218 units ($876,000) compared with 3,483 units ($582,000) at March 31, 1995.

      Settlements during the first quarter of 1996 also increased by 35% over the same period in 1995, to a first quarter record 2,732 units. All operating companies recorded positive comparisons over the prior year first quarter, including PHN, despite significant construction delays as a result of the adverse weather conditions along the east coast. The Company's strong first quarter settlement activity was supported by the record year end backlog at December 31, 1995.

      The average selling price during the first quarter of 1996 was $151, comparable to the first quarter of 1995, but lower than the average selling price of $155 for the year ended December 31, 1995. The decrease in the average selling price is due to changes in product mix, primarily resulting from weather related delays in the Company's east coast markets. PHN closed more lower priced townhouse and condominium products and PHS moved toward more affordable product in the Carolina markets.

      Gross profit margins were 14.6% for the first quarter of 1996, compared with 14.5% in the first quarter of 1995 and 14.9% during the fourth quarter of 1995. Gross profit margins continued to be unfavorably impacted by competitive market conditions, primarily in PHN and PHW.

      Selling, general and administrative expenses increased $7,078 compared to the first quarter of 1995. However, as a percent of sales revenue, selling, general and administrative expenses improved to 12% versus 13.8% in the first quarter of 1995. The improvement in selling, general and administrative expense leverage reflects the positive contributions of our new markets as they continue to mature and operate more efficiently.

      Other expense, net includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. Other expense, net was favorably impacted during the first quarter of 1996, compared with the same period in 1995, due primarily to the recognition of gains on the sale of excess land in PHS, combined with improved results for BSL compared to a year ago.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Homebuilding Operations--(continued)

      Information related to interest in inventory is as follows:

                                                        For The Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                            1996           1995
                                                            ----           ----
Interest in inventory at beginning of period ........      $12,261       $ 8,053
Interest capitalized ................................        3,995         3,981
Interest expensed ...................................       (3,206)       (1,993)
                                                           -------       -------
Interest in inventory at end of period ..............      $13,050       $10,041
                                                           =======       =======

Financial Services Operations

      The Company's financial services subsidiaries (mortgage banking and financing operations) had operating income of $4,838 for the three month period ended March 31, 1996, compared with $6,516 for the same period in 1995.

Mortgage Banking Operations

      The Company's mortgage banking operations are conducted by ICM Mortgage Corporation (ICM).

      The following table presents selected financial data for ICM:

                                                        For The Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           1996           1995
                                                           ----           ----
Production:
Total originations:
  Loans .............................................        2,331          2,160
  Principal .........................................     $264,546       $233,560
Funded originations:
  Loans .............................................        2,160          1,744
  Principal .........................................     $240,982       $181,266
  Originations for Pulte customers:
    Loans ...........................................        1,421            854
    Principal .......................................     $167,085       $100,583

      ICM had pre-tax income of $457 for the quarter ended March 31, 1996, compared with $6,231 for the same period in 1995.

      During the first quarter of 1995, ICM recorded pre-tax gains on sales of its core mortgage servicing portfolio of $6,995. In addition, as part of its normal operations, in the first quarter of 1995 ICM recorded gains on sale of non-core mortgage servicing rights of $2,293. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of repositioning ICM to concentrate on its primary business of providing mortgage financing for Pulte's homebuyers. ICM expects to continue to sell mortgage servicing rights as part of normal operations on a three to five month lag from the time of origination.

      During the first quarter of 1996, pricing and marketing gains increased by $4,937 compared with the first quarter of 1995. Effective July 1, 1995, ICM adopted Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights. Under SFAS No. 122, the costs associated with originating mortgage servicing rights are recognized as an asset, shifting the gains from sale of servicing rights to sale of mortgage loans.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Mortgage Banking Operations--(continued)

      Mortgage origination volume for the first quarter of 1996 increased 13% to $264,546 compared with the first quarter of 1995, primarily due to increased volume for Pulte customers as ICM continued its emphasis on expanding in Pulte's existing and new markets. ICM continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in the Company's strategy or use of derivative financial instruments in this regard.

      Net interest income decreased by $742 during the quarter ended March 31, 1996, compared with the first quarter of 1995, primarily due to dividends paid by ICM to its parent, Pulte, during the first quarters of 1996 and 1995. The result of the dividends is an increased leverage position, incurring higher interest expense and reducing net interest income.

      At March 31, 1996, loan application backlog was $468,000 compared with $334,000 at December 31, 1995 and $349,000 at March 31, 1995.

Financing Activities

      The Company's secured financing operations are conducted by Pulte Financial Companies, Inc. (PFCI) through its subsidiary corporations. Prior to 1989, the PFCI subsidiaries engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. Since 1989, the PFCI subsidiaries have been liquidating their collateral portfolios and related bonds outstanding. At March 31, 1996, four bond series with an aggregate principal amount of $164,757 remained outstanding. These bonds are expected to be redeemed, and the related collateral sold, by late 1996. PFCI's pre-tax operating income was $4,381 for the quarter ended March 31, 1996, compared with $285 for the same period in 1995. The increase in pre-tax income for the quarter ended March 31, 1996 is due to net gains on sale of collateral of $4,495. There were no such gains in the same period of 1995. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

Corporate

      Corporate is a non-operating business segment; it is the Company's internal source of financing and also includes the following items:

    o Income from investments, including the Company's share of Mexican joint venture operations.

    o Interest expense on the Company's long-term debt.

    o Administrative expenses.

      Corporate assets include equity investments in subsidiaries, and the Company's working capital funds invested in short term cash investments and affiliate advances. Its liabilities include senior and subordinated debt and income taxes.

      Corporate had pre-tax losses of $3,529 in the quarter ended March 31, 1996, compared with pre-tax losses of $4,155 in the same period of 1995.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Corporate--(continued)

      The decreased loss for the first quarter of 1996 is primarily due to favorable variances in the Company's Mexico operations, partially offset by increased interest expense as a result of the issuance of $125,000 of 7.3% unsecured Senior Notes in the fourth quarter of 1995.

      Mexico operations continue to develop and expand. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture is carried at approximately $5,400 as of March 31, 1996. The Company intends to liquidate the Monterrey assets in the normal course of business. During the first quarter of 1996, the Company's Juarez joint venture recorded its first unit closings. The Company's net investment in the Juarez joint venture is carried at approximately $2,000 as of March 31, 1996. During the first quarter of 1995, the Company recorded a loss of $1,824 related to its Mexico operations, primarily related to the Company's share of joint venture foreign currency losses. During the first quarter of 1996, Mexico operations were at break-even and there were no significant foreign currency gains or losses, as the Mexican currency has stabilized since the fourth quarter of 1995.


                        LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

      The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash, its $250,000 committed unsecured revolving credit facility, the remaining outstanding balance of $22,405 of Pulte's previously issued unsecured Senior Subordinated Debentures, due 1999, the Company's $100,000, 7% unsecured Senior Notes, due 2003, the Company's $115,000, 8.375% unsecured Senior Notes, due 2004 and the Company's $125,000, 7.3% unsecured Senior Notes, due 2005. In addition, the Company has other committed and uncommitted credit lines, which at March 31, 1996 consisted of $10,000 and $250,000 related to Pulte and ICM operations, respectively. During 1996, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned debt.

      In addition, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities.

      During the first three months of 1996, the Company repurchased 334,432 shares of its common stock for an aggregate amount of $9,261. This completed the repurchase of 1,000,000 shares authorized by the Board of Directors in late 1994. During March 1996, the Board of Directors authorized the repurchase by the Company of up to an additional 1,000,000 shares of common stock. In April 1996, upon completion of the repurchase of the 1,000,000 shares authorized in March 1996, the Board of Directors authorized the repurchase by the Company of up to an additional 1,000,000 shares of common stock under the stock repurchase program. Subsequent to March 31, 1996, the Company has repurchased 1,390,100 shares of its common stock for an aggregate amount of $35,897.

      The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company's mortgage banking subsidiary (ICM) provides mortgage financing for many of its home sales. ICM uses its own funds and borrowings made available pursuant to various committed bank credit arrangements which, at March 31, 1996 amounted to $250,000, an amount deemed adequate to cover foreseeable needs. Such mortgage loans are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS--(continued)
                               ($000's omitted)

Continuing Operations--(continued)

      There were no borrowings under the $250,000 unsecured revolving credit facility at March 31, 1996. The Company from time to time has borrowings under this revolving credit arrangement; there were no borrowings during the first quarter of 1996. There were approximately $96,073 of borrowings under the $250,000 (ICM) arrangement at March 31, 1996.


Discontinued Operations:

      The Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from FSLIC Resolution Fund (FRF) are exempt from federal income taxes.

      The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating with the FDIC and is involved in litigation with the FDIC. Although there is no certainty as to the time of resolution, the Company believes that this matter may be resolved within the next twelve months. At March 31, 1996, the Company had a remaining investment in First Heights of approximately $29,800.

                           PART II. OTHER INFORMATION



Item 6 Exhibits and Reports on Form 8-K


Exhibit number and description                    Page Number
- ------------------------------                    -----------


11  Statement Regarding Computation of Per
        Share Earnings                                  27

    All other exhibits are omitted from this report because they are not applicable.


Reports on Form 8-K
- -------------------

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                               PULTE CORPORATION
      EXHIBIT 11 -- STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                                  (Unaudited)
                     (000's omitted, except per share data)


                                                        For The Three Months Ended
                                                                 March 31
                                                        --------------------------
                                                            1996           1995
                                                            ----           ----
Primary
  Net income ........................................      $ 7,080       $ 3,467
                                                           =======       =======
  Weighted average common shares outstanding ........       26,983        27,403
  Common stock equivalents -- stock options .........          267           251
                                                           -------       -------
      Total .........................................       27,250        27,654
                                                           =======       =======
  Net income per share ..............................      $   .26       $   .13
                                                           =======       =======
Fully diluted
  Net income ........................................      $ 7,080       $ 3,467
                                                           =======       =======

  Weighted average common shares outstanding ........       26,983        27,403
  Common stock equivalents -- stock options .........          267           262
                                                           -------       -------
      Total .........................................       27,250        27,665
                                                           =======       =======
  Net income per share ..............................      $   .26       $   .13
                                                           =======       =======

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PULTE CORPORATION

                                        /s/ MICHAEL D. HOLLERBACH
                                        --------------------------------------
                                        Michael D. Hollerbach
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

                                        /s/ VINCENT J. FREES
                                        --------------------------------------
                                        Vincent J. Frees
                                        Vice President and Controller
                                        (Principal Accounting Officer)

                                        Date: May 14, 1996