Form 10-Q
period 1996-06-30
PULTE CORP
filed 1996-08-13
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1996
                                                -------------
                                      or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9804
                                                ------


                               PULTE CORPORATION
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


 MICHIGAN                                                   38-2766606
- ---------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         (Identification No.)

                     33 Bloomfield Hills Pkwy., Suite 200,
                       Bloomfield Hills, Michigan 48304

              (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code (810) 647-2750
                                                           -------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                              YES_ X_      NO__

Number of shares of common stock outstanding as of July 31, 1996:  23,912,555

                                Total pages: 30
                            Listing of exhibits: 28

                               PULTE CORPORATION

                                     INDEX


                                                                    Page No.
                                                                    --------

PART I            FINANCIAL INFORMATION

  Item 1          Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets,
    June 30, 1996 and December 31, 1995................................   3

  Condensed Consolidated Statements of Income,
    Three and Six Months Ended June 30, 1996 and 1995..................   4

  Condensed Consolidated Statement of Shareholders' Equity,
    Six Months Ended June 30, 1996.....................................   5

  Condensed Consolidated Statements of Cash Flows,
    Six Months Ended June 30, 1996 and 1995   .........................   6

  Notes to Condensed Consolidated Financial Statements.................   8

  Item 2   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............  21


PART II    OTHER INFORMATION

  Item 4   Submission of Matters to a Vote of Security Holders.........  28

  Item 6   Exhibits and Reports on Form 8-K............................  28


  SIGNATURES   ........................................................  30



                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                               PULTE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                                                                  June 30,          December 31,
                                                                                                    1996                 1995
                                                                                                  --------          ------------
                                                                                                  (Unaudited)

ASSETS
Cash and equivalents......................................................................        $  173,139          $  292,227
Unfunded settlements......................................................................            88,783              80,131
House and land inventories................................................................           972,947             859,735
Mortgage-backed and related securities....................................................            70,721             254,170
Residential mortgage loans and other securities available-for-sale........................           137,957             178,302
Other assets .............................................................................           252,091             227,289
Discontinued operations...................................................................           155,462             156,617
                                                                                                  ----------          ----------
                                                                                                  $1,851,100          $2,048,471
                                                                                                  ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
      Accounts payable and accrued liabilities, including book
           overdrafts of $71,770 and $60,976 in 1996 and 1995,
           respectively...................................................................        $  418,319          $  381,407
      Collateralized short-term debt, recourse solely to applicable
           subsidiary assets..............................................................           117,897             140,578
      Mortgage-backed bonds, recourse solely to applicable
           subsidiary assets..............................................................            57,227             225,272
      Income taxes........................................................................            53,042              45,397
      Subordinated debentures and senior notes............................................           362,749             363,957
      Discontinued operations.............................................................           125,895             130,857
                                                                                                  ----------          ----------
           Total liabilities..............................................................         1,135,129           1,287,468
Shareholders' equity......................................................................           715,971             761,003
                                                                                                  ----------          ----------
                                                                                                  $1,851,100          $2,048,471
                                                                                                  ==========          ==========


                            See accompanying notes



                               PULTE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                  (Unaudited)

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                                   ------------------          ----------------
                                                                   1996        1995            1996       1995
                                                                   ----        ----            ----       ----
Revenues:
    Homebuilding ...............................................   $571,283    $464,419       $ 984,503  $ 773,068
    Mortgage banking and financing:
        Interest and other......................................     15,096      10,334          31,229     20,878
        Gain on sale of servicing...............................         --       6,034              --     15,321
    Corporate, principally interest.............................      1,977       4,677           5,143      9,072
                                                                   --------    --------       ---------  ---------
                    Total revenues..............................    588,356     485,464       1,020,875    818,339
                                                                   --------    --------       ---------  ---------
Expenses:
    Homebuilding, principally cost of sales.....................    544,522     448,727         950,437    760,439
    Mortgage banking and financing, interest and other..........      9,187      14,031          20,482     27,346
    Corporate, net .............................................      7,096       6,730          13,791     15,280
                                                                   --------    --------       ---------  ---------
                    Total expenses..............................    560,805     469,488         984,710    803,065
                                                                   --------    --------       ---------  ---------
Income from continuing operations before
    income taxes ...............................................     27,551      15,976          36,165     15,274
Income taxes ...................................................     11,150       6,485          14,656      6,209
                                                                   --------    --------       ---------  ---------
Income from continuing operations...............................     16,401       9,491          21,509      9,065
Income from discontinued thrift operations, net of
    income taxes................................................      1,793       1,181           3,765      5,074
                                                                   --------    --------       ---------  ---------
Net income .....................................................   $ 18,194    $ 10,672       $  25,274  $  14,139
                                                                   ========    ========       =========  =========
Per share data:
    Primary and fully-diluted
        Income from continuing operations.......................   $    .64     $   .34        $    .81   $    .33
        Income from discontinued operations.....................        .07         .04             .14        .18
                                                                   --------    --------        --------   --------
        Net income .............................................   $    .71     $   .38        $    .95   $    .51
                                                                   ========    ========        ========   ========
    Cash dividends declared.....................................   $    .06     $   .06        $    .12   $    .12
                                                                   ========    ========        ========   ========
    Weighted-average common shares outstanding
        Primary.................................................     25,703      27,263          26,477     27,457
                                                                   ========    ========        ========   ========
        Fully-diluted...........................................     25,703      27,294          26,477     27,479
                                                                   ========    ========        ========   ========



                            See accompanying notes.



                               PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    ($000's omitted, except per share data)
                                  (Unaudited)

                                                                 Additional
                                                       Common      Paid-in       Unrealized          Retained
                                                       Stock       Capital          Gains            Earnings       Total
                                                       -----     ----------      ----------          --------       -----


Shareholders' Equity, December 31, 1995                $ 270     $ 65,934        $   8,223           $686,576       $ 761,003
Exercise of stock options..........................        1          236               --                 --             237
Cash dividends declared............................       --           --               --             (3,131)         (3,131)
Stock repurchases..................................      (23)      (5,572)              --            (55,251)        (60,846)
Change in unrealized gains on securities
      available-for-sale, net of income taxes
      of $4,377....................................       --           --           (6,566)                --          (6,566)
Net income ........................................       --           --               --             25,274          25,274
                                                       -----     --------        ---------           --------       ---------
Shareholders' Equity, June 30, 1996................    $ 248     $ 60,598        $   1,657           $653,468       $ 715,971
                                                       =====     ========        =========           ========       =========

                            See accompanying notes.



                               PULTE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                                ----------------
                                                                               1996         1995
                                                                               ----         ----

Continuing operations:

Cash flows from operating activities:
      Income from continuing operations .................................   $  21,509    $   9,065
      Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
                 Amortization, depreciation and other ...................       3,267        3,743
                 Gain on sale of securities .............................      (9,993)          --
                 Increase (decrease) in cash due to:
                             Inventories ................................    (113,212)    (110,250)
                             Residential mortgage loans held for sale ...      40,145       (3,294)
                             Other assets ...............................     (28,859)      (7,416)
                             Accounts payable and accrued liabilities ...      36,774       10,596
                             Income taxes ...............................      10,591        3,504
                                                                            ---------    ---------
Net cash used in operating activities ...................................     (39,778)     (94,052)
                                                                            ---------    ---------

Cash flows from investing activities:
      Proceeds from sale of securities available-for-sale ...............     168,085           --
      Principal payments of mortgage-backed securities ..................      14,461       22,076
      Decrease in funds held by trustee .................................       4,038          699
      Other, net ........................................................      (9,559)      (8,107)
                                                                            ---------    ---------
Net cash provided by investing activities ...............................     177,025       14,668
                                                                            ---------    ---------

Cash flows from financing activities:
      Payment of long-term debt and bonds ...............................    (168,589)     (25,666)
      Proceeds from borrowings ..........................................          --       36,122
      Repayment of borrowings ...........................................     (24,069)      (3,366)
      Stock repurchases .................................................     (60,846)     (11,705)
      Dividends paid ....................................................      (3,131)      (3,255)
      Other, net ........................................................         300           93
                                                                            ---------    ---------
Net cash used in financing activities ...................................    (256,335)      (7,777)
                                                                            ---------    ---------
Net decrease in cash and equivalents-continuing operations ..............   $(119,088)   $ (87,161)
                                                                            ---------    ---------



                               PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                               ($000's omitted)
                                  (Unaudited)
                                                                            Six Months Ended
                                                                                 June 30,
                                                                            -----------------
                                                                            1996         1995
                                                                            ----         ----



Discontinued Operations:
Cash flows from operating activities:
      Income from discontinued operations .............................   $   3,765    $   5,074
      Other changes, net ..............................................      (4,415)       9,380

Cash flows from investing activities:
      Purchase of securities available-for-sale .......................     (29,444)     (36,696)
      Principal payments of mortgage-backed securities ................      27,757        9,445
      Net proceeds from sale of investments ...........................       4,100           --
      Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
         receivables ..................................................      31,686       32,157
Cash flows from financing activities:
      Increase (decrease) in deposit liabilities ......................       5,919      (74,784)
      Repayment of borrowings .........................................     (31,560)     (31,560)
      Decrease in Federal Home Loan Bank (FHLB) advances ..............      (6,200)          --
                                                                          ---------    ---------
Net increase (decrease) in cash and equivalents-discontinued operations       1,608      (86,984)
                                                                          ---------    ---------

Net decrease in cash and equivalents ..................................    (117,480)    (174,145)
Cash and equivalents at beginning of period ...........................     295,163      281,490
                                                                          ---------    ---------
Cash and equivalents at end of period .................................   $ 177,683    $ 107,345
                                                                          =========    =========

Cash - continuing operations ..........................................   $ 173,139    $  72,431
Cash - discontinued operations ........................................       4,544       34,914
                                                                          ---------    ---------
                                                                          $ 177,683    $ 107,345
                                                                          =========    =========
Supplemental disclosure of cash flow information-cash paid during the period for:
      Interest, net of amount capitalized
         Continuing operations ........................................   $  17,562    $  13,270
         Discontinued operations ......................................         794        7,087
                                                                          ---------    ---------
                                                                          $  18,356    $  20,357
                                                                          =========    =========
      Income taxes ....................................................   $   4,230    $   2,689
                                                                          =========    =========



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

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

        Certain 1995 classifications have been changed to conform with the 1996 presentation.

2.      Discontinued operations

        The following table summarizes selected financial data of the Company's discontinued thrift operation:


                                                       Three Months Ended         Six Months Ended
                                                           June 30,                     June 30,
                                                       ------------------         ----------------
                                                 1996               1995          1996          1995
                                                 ----               ----          ----          ----

           Revenues...........................   $ 2,994            $  4,843      $ 6,298       $  12,383
           Expenses...........................     1,201               3,662        2,533           7,309
                                                 -------            --------      -------       ---------
           Income from discontinued
             operations.......................   $ 1,793            $  1,181      $ 3,765       $   5,074
                                                 =======            ========      =======       =========
                                                 June 30,           December 31,
                                                   1996                 1995
                                                 --------           ------------
           Total assets.......................   $155,462           $156,617
                                                 ========           ========
           Total liabilities..................   $125,895           $130,857
                                                 ========           ========

        Discounts of approximately $6,400 at June 30, 1996, are being amortized into income over the life of the related FSLIC Resolution Fund notes at a rate of approximately $1,200 per quarter. Additional contingent gains related to possible income tax benefits, which could amount to $90,000, have not been recognized for financial statement purposes because of uncertainty of realization.



                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)



3.      Segment Information

                                                                Financial Services
                                                                ------------------
                                                           Mortgage
                                        Homebuilding        Banking
                                          (Pulte)            (ICM)          Financing          Corporate       Consolidated
                                        ------------        -------         ---------          ---------       ------------

Six Months Ended June 30, 1996:
Continuing Operations:
  Revenues:
    Unaffiliated customers..........    $   984,503        $   15,058        $ 16,171           $  5,143        $1,020,875
                                        ===========        ==========        ========           ========        ==========
  Income (loss) before income taxes.    $    34,066        $      551        $ 10,196           $ (8,648)       $   36,165
                                        ===========        ==========        ========           ========        ==========

Three Months Ended June 30, 1996:
Continuing Operations:
  Revenues:
    Unaffiliated customers..........    $   571,283        $    7,535        $  7,561           $  1,977        $  588,356
                                        ===========        ==========        ========           ========        ==========
  Income (loss) before income taxes.    $    26,761                94        $  5,815           $ (5,119)       $   27,551
                                        ===========        ==========        ========           ========        ==========

At June 30, 1996:
Identifiable assets.................    $ 1,261,589        $  154,732        $ 59,980           $219,337        $1,695,638
                                        ===========        ==========        ========           ========

Assets of discontinued operations...                                                                              155,462
                                                                                                                ----------

Total assets .......................                                                                            $1,851,100
                                                                                                                ==========

Six Months Ended June 30, 1995:
Continuing Operations:
  Revenues:
    Unaffiliated customers..........    $   773,068        $   21,766        $ 14,433           $  9,072        $  818,339
                                        ===========        ==========        ========           ========        ==========
  Income (loss) before income taxes.    $    12,629        $    8,475        $    378           $ (6,208)       $   15,274
                                        ===========        ==========        ========           ========        ==========

Three Months Ended June 30, 1995:
Continuing Operations:
  Revenues:
    Unaffiliated customers..........    $   464,419        $    9,276        $  7,092           $  4,677        $  485,464
                                        ===========        ==========        ========           ========        ==========
  Income (loss) before income taxes.    $    15,692        $    2,244        $     93           $ (2,053)       $   15,976
                                        ===========        ==========        ========           ========        ==========
At June 30, 1995:
Identifiable assets.................    $ 1,089,030        $  157,388        $315,774           $142,688        $1,704,880
                                        ===========        ==========        ========           ========
Assets of discontinued operations...                                                                               183,410
                                                                                                                ----------

Total assets........................                                                                            $1,888,290
                                                                                                                ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

4.      Income taxes

        The following table reconciles the expected federal income tax rate to the effective income tax rate for continuing operations:


                                                                                Three Months Ended         Six Months Ended
                                                                                ------------------         ----------------
                                                                                     June 30,                  June 30,
                                                                                  1996     1995              1996     1995
                                                                                  ----     ----              ----     ----

        Income taxes at federal statutory rate .................................  35.0%    35.0%             35.0%    35.0%
        Effect of state and other income taxes ................................    5.5%     5.7%              5.5%     5.7%
                                                                                  -----    -----             -----    -----
        Effective rate.........................................................   40.5%    40.7%             40.5%    40.7%
                                                                                  =====    =====             =====    =====

5.      Commitments and contingencies

        Federal Deposit Insurance Corporation

        On July 7, 1995, a lawsuit was filed in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company and its subsidiary PDCI and PDCI's subsidiary First Heights.

        The lawsuit seeks a declaration of rights under the assistance agreement entered into between First Heights and the Federal Savings and Loan Insurance Corporation (FSLIC). The FDIC is the successor to FSLIC. The FDIC and Pulte disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of five failed Texas thrifts from the FSLIC. The lawsuit also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Company disputes the FDIC's claims and believes that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits to amounts established on First Heights' books.

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

6.      Supplemental Guarantor Information

        The Company previously filed a universal shelf registration of up to $250,000 of debt or equity securities of which $125,000 of 7.3% unsecured Senior Notes were issued in October, 1995. In addition, the Company has previously issued $100,000 of 7%, and $115,000 of 8.375% unsecured Senior Notes. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, the parent company of Pulte, ICM, a wholly-owned subsidiary of Pulte, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

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


                          CONSOLIDATING BALANCE SHEET
                                 June 30, 1996

                                                        Unconsolidated
                                                        --------------
                                            Consolidated
                                                Pulte       Guarantor    Non-Guarantor  Eliminating      Pulte
                                            Corporation   Subsidiaries  Subsidiaries    Entries       Corporation
                                            -----------   ------------  ------------   -----------    -----------
ASSETS

Cash and equivalents ....................   $   102,667   $    67,824   $     2,648    $        --    $   173,139
Unfunded settlements ....................            --        88,783            --             --         88,783
House and land inventories ..............            --       972,947            --             --        972,947
Mortgage-backed and related securities ..            --            --        70,721             --         70,721
Residential mortgage loans and other
  securities available-for-sale .........            --            --       137,957             --        137,957
Land held for sale and future development            --        39,155            --             --         39,155
Other assets ............................        89,960        92,880        30,096             --        212,936
Discontinued operations .................            --            --       155,462             --        155,462
Investment in subsidiaries ..............       747,839        28,396       787,061     (1,563,296)            --
Advances receivable - subsidiaries ......       245,565           892        26,300       (272,757)            --
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,186,031   $ 1,290,877   $ 1,210,245    $(1,836,053)   $ 1,851,100
                                            ===========   ===========   ===========    ===========    ===========



LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    40,323   $   338,945   $    39,051    $        --    $   418,319
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --       117,897             --        117,897
Mortgage-backed bonds, recourse solely to
  applicable  subsidiary assets .........            --            --        57,227             --         57,227
Income taxes ............................        53,042            --            --             --         53,042
Subordinated debentures and senior notes        339,323        23,426            --             --        362,749
Discontinued operations .................         6,438            --       119,457             --        125,895
Advances payable - subsidiaries .........        30,934       187,268        54,555       (272,757)            --
                                            -----------   -----------   -----------    -----------    -----------
          Total liabilities .............       470,060       549,639       388,187       (272,757)     1,135,129
Shareholders' equity ....................       715,971       741,238       822,058     (1,563,296)       715,971
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,186,031   $ 1,290,877   $ 1,210,245    $(1,836,053)   $ 1,851,100
                                            ===========   ===========   ===========    ===========    ===========





                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

6.  Supplemental Guarantor Information (continued)

                          CONSOLIDATING BALANCE SHEET
                               December 31, 1995

                                                         Unconsolidated
                                                         --------------
                                            Consolidated
                                             Pulte          Guarantor   Non-Guarantor  Eliminating       Pulte
                                            Corporation   Subsidiaries  Subsidiaries     Entries      Corporation
                                            -----------   ------------  ------------     -------      -----------
ASSETS

Cash and equivalents ....................   $   220,782   $    71,012   $       433    $        --    $   292,227
Unfunded settlements ....................            --        80,131            --             --         80,131
House and land inventories ..............            --       859,735            --             --        859,735
Mortgage-backed and related securities ..            --            --       254,170             --        254,170
Residential mortgage loans and other
  securities available-for-sale .........            --            --       178,302             --        178,302
Land held for sale and future development            --        36,980            --             --         36,980
Other assets ............................        86,685        76,230        27,394             --        190,309
Discontinued operations .................            --            --       156,617             --        156,617
Investment in subsidiaries ..............       725,689        42,065       752,630     (1,520,384)            --
Advances receivable - subsidiaries ......       171,117            --        14,942       (186,059)            --
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,204,273   $ 1,166,153   $ 1,384,488    $(1,706,443)   $ 2,048,471
                                            ===========   ===========   ===========    ===========    ===========



LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    35,369   $   300,990   $    45,048    $        --    $   381,407
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --       140,578             --        140,578
Mortgage-backed bonds, recourse solely to
  applicable  subsidiary assets .........            --            --       225,272             --        225,272
Income taxes ............................        45,397            --            --             --         45,397
Subordinated debentures and senior notes        339,280        24,677            --             --        363,957
Discontinued operations .................         8,875            --       121,982             --        130,857
Advances payable - subsidiaries .........        14,349       120,012        51,698       (186,059)            --
                                            -----------   -----------   -----------    -----------    -----------
          Total liabilities .............       443,270       445,679       584,578       (186,059)     1,287,468
Shareholders' equity ....................       761,003       720,474       799,910     (1,520,384)       761,003
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,204,273   $ 1,166,153   $ 1,384,488    $(1,706,443)   $ 2,048,471
                                            ===========   ===========   ===========    ===========    ===========




                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1996

                                                                 Unconsolidated
                                                                 --------------
                                                                                                              Consolidated
                                                       Pulte         Guarantor  Non-Guarantor   Eliminating       Pulte
                                                    Corporation    Subsidiaries  Subsidiaries     Entries      Corporation
                                                    -----------    ------------  ------------   -----------    -----------
Revenues:
  Homebuilding ..................................   $        --    $   984,503   $        --    $        --    $   984,503
  Mortgage banking and financing:
    Interest and other ..........................            --             --        31,229             --         31,229
  Corporate, principally interest ...............         4,451             --           692             --          5,143
                                                    -----------    -----------   -----------    -----------    -----------
Total revenues ..................................         4,451        984,503        31,921             --      1,020,875
                                                    -----------    -----------   -----------    -----------    -----------

Expenses:
  Homebuilding:
     Cost of sales ..............................            --        841,589            --             --        841,589
     Selling, general and administrative and
        other expense ...........................            --        108,848            --             --        108,848
  Mortgage banking and financing, interest
     and other ..................................            --             --        20,482             --         20,482
  Corporate, net ................................        12,241             --         1,550             --         13,791
                                                    -----------    -----------   -----------    -----------    -----------
Total expenses ..................................        12,241        950,437        22,032             --        984,710
                                                    -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before  income taxes and equity in income
  of subsidiaries ...............................        (7,790)        34,066         9,889             --         36,165
Income taxes (benefit) ..........................        (3,222)        13,626         4,252             --         14,656
                                                    -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries .......        (4,568)        20,440         5,637             --         21,509
Income from discontinued operations .............         2,647             --         1,118             --          3,765
                                                    -----------    -----------   -----------    -----------    -----------
Income (loss) before equity in income of
  subsidiaries ..................................        (1,921)        20,440         6,755             --         25,274
                                                    -----------    -----------   -----------    -----------    -----------
Equity in income of subsidiaries:
  Continuing operations .........................        26,077            331        20,440        (46,848)            --
  Discontinued operations .......................         1,118             --            --         (1,118)            --
                                                    -----------    -----------   -----------    -----------    -----------
                                                         27,195            331        20,440        (47,966)            --
                                                    -----------    -----------   -----------    -----------    -----------
Net income ......................................   $    25,274    $    20,771   $    27,195    $   (47,966)   $    25,274
                                                    ===========    ===========   ===========    ===========    ===========




                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1996


                                                              Unconsolidated
                                                              --------------
                                                                                                          Consolidated
                                                      Pulte       Guarantor   Non-Guarantor  Eliminating     Pulte
                                                   Corporation  Subsidiaries  Subsidiaries     Entries    Corporation
                                                   -----------  ------------  ------------   -----------  ------------
Revenues:
  Homebuilding ..................................     $     --      $571,283     $    --       $     --      $571,283
  Mortgage banking and financing:
     Interest and other .........................           --            --       15,096            --        15,096
  Corporate, principally interest ...............        1,643            --          334            --         1,977
                                                      --------      --------     --------      --------      --------
Total revenues ..................................        1,643       571,283       15,430            --       588,356
                                                      --------      --------     --------      --------      --------
Expenses:
  Homebuilding:
     Cost of sales ..............................           --       488,904           --            --       488,904
     Selling, general and administrative and
         other expense ..........................           --        55,618           --            --        55,618
  Mortgage banking and financing, interest
     and other ..................................           --            --        9,187            --         9,187
  Corporate, net ................................        5,986            --        1,110            --         7,096
                                                      --------      --------     --------      --------      --------
Total expenses ..................................        5,986       544,522       10,297            --       560,805
                                                      --------      --------     --------      --------      --------
Income (loss) from continuing operations
  before  income taxes and equity in income
  of subsidiaries ...............................       (4,343)       26,761        5,133            --        27,551
Income taxes (benefit) ..........................       (1,889)       10,704        2,335            --        11,150
                                                      --------      --------     --------      --------      --------
Income (loss) from continuing operations
  before equity in income of subsidiaries .......       (2,454)       16,057        2,798            --        16,401
Income from discontinued operations .............        1,332            --          461            --         1,793
                                                      --------      --------     --------      --------      --------
Income (loss) before equity in income of
  subsidiaries ..................................       (1,122)       16,057        3,259          --          18,194
                                                      --------      --------     --------      --------      --------
Equity in income of subsidiaries:
  Continuing operations .........................       18,855            57       16,057       (34,969)           --
  Discontinued operations .......................          461            --           --          (461)           --
                                                      --------      --------     --------      --------      --------
                                                        19,316            57       16,057       (35,430)           --
                                                      --------      --------     --------      --------      --------
Net income ......................................     $ 18,194      $ 16,114     $ 19,316      $(35,430)     $ 18,194
                                                      ========      ========     ========      ========      ========



                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1995

                                                               Unconsolidated
                                                               --------------
                                                                                                            Consolidated
                                                     Pulte         Guarantor    Non-Guarantor  Eliminating     Pulte
                                                  Corporation    Subsidiaries    Subsidiaries    Entries    Corporation
                                                  -----------    ------------    ------------  -----------  -----------
Revenues:
  Homebuilding ..................................     $     --      $773,068     $     --      $     --      $773,068
  Mortgage banking and financing:
     Interest and other .........................           --            --       20,878            --        20,878
     Gain on sale of servicing ..................           --            --       15,321            --        15,321
  Corporate, principally interest ...............        8,207            --          865            --         9,072
                                                      --------      --------     --------      --------      --------
Total revenues ..................................        8,207       773,068       37,064            --       818,339
                                                      --------      --------     --------      --------      --------
Expenses:
  Homebuilding:
     Cost of sales .........................                --       663,279           --            --       663,279
     Selling, general and administrative and
         other expense ..........................           --        97,160           --            --        97,160
  Mortgage banking and financing, interest
     and other ..................................           --            --       27,346            --        27,346
  Corporate, net ................................       13,002            --        2,278            --        15,280
                                                      --------      --------     --------      --------      --------
Total expenses ..................................       13,002       760,439       29,624            --       803,065
                                                      --------      --------     --------      --------      --------
Income (loss) from continuing operations
  before income taxes and equity in  income
  of subsidiaries ...............................       (4,795)       12,629        7,440            --        15,274
Income taxes (benefit) ..........................       (2,376)        5,052        3,533            --         6,209
                                                      --------      --------     --------      --------      --------
Income (loss) from continuing operations
  before equity in  income of subsidiaries ......       (2,419)        7,577        3,907            --         9,065
Income from discontinued operations .............        1,921            --        3,153            --         5,074
                                                      --------      --------     --------      --------      --------
Income (loss) before equity in income
   of subsidiaries ..............................         (498)        7,577        7,060            --        14,139
                                                      --------      --------     --------      --------      --------
Equity in income of subsidiaries:
  Continuing operations .........................       11,484         5,085        7,577       (24,146)           --
  Discontinued operations .......................        3,153            --           --        (3,153)           --
                                                      --------      --------     --------      --------      --------
                                                        14,637         5,085        7,577       (27,299)           --
                                                      --------      --------     --------      --------      --------
Net income ......................................     $ 14,139     $  12,662     $ 14,637      $(27,299)     $ 14,139
                                                      ========      ========     ========      ========      ========




                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1995

                                                                   Unconsolidated
                                                                   --------------
                                                                                                                Consolidated
                                                       Pulte          Guarantor    Non-Guarantor Eliminating        Pulte
                                                     Corporation     Subsidiaries   Subsidiaries   Entries       Corporation
                                                     -----------     ------------  ------------- -----------     -----------
Revenues:
  Homebuilding ..................................     $      --      $ 464,419     $      --      $      --      $ 464,419
  Mortgage banking and financing:
    Interest and other ..........................            --             --        10,334             --         10,334
    Gain on sale of servicing ...................            --             --         6,034             --          6,034
  Corporate, principally interest ...............         4,244             --           433             --          4,677
                                                      ---------      ---------     ---------      ---------      ---------

Total revenues ..................................         4,244        464,419        16,801             --        485,464
                                                      ---------      ---------     ---------      ---------      ---------

Expenses:
  Homebuilding:
    Cost of sales ...............................            --        399,349            --             --        399,349
    Selling, general and administrative and
       other expense ............................            --         49,378            --             --         49,378
  Mortgage banking and financing, interest
     and other ..................................            --             --        14,031             --         14,031
  Corporate, net ................................         6,660             --            70             --          6,730
                                                      ---------      ---------     ---------      ---------      ---------

Total expenses ..................................         6,660        448,727        14,101             --        469,488
                                                      ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before  income taxes and equity in  income
  of subsidiaries ...............................        (2,416)        15,692         2,700             --         15,976
Income taxes (benefit) ..........................          (696)         6,277           904             --          6,485
                                                      ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in  income of subsidiaries ......        (1,720)         9,415         1,796             --          9,491
Income from discontinued operations .............           742             --           439             --          1,181
                                                      ---------      ---------     ---------      ---------      ---------
Income (loss) before equity in income of
  subsidiaries ..................................          (978)         9,415         2,235             --         10,672
                                                      ---------      ---------     ---------      ---------      ---------
Equity in income of subsidiaries:
  Continuing operations .........................        11,211          1,346         9,415        (21,972)            --
  Discontinued operations .......................           439             --            --           (439)            --
                                                      ---------      ---------     ---------      ---------      ---------
                                                         11,650          1,346         9,415        (22,411)            --
                                                      ---------      ---------     ---------      ---------      ---------
Net income ......................................     $  10,672      $  10,761     $  11,650      $ (22,411)     $  10,672
                                                      =========      =========     =========      =========      =========



                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1996

                                                                    Unconsolidated
                                                                    --------------
                                                                                                                    Consolidated
                                                           Pulte       Guarantor    Non-Guarantor    Eliminating        Pulte
                                                        Corporation  Subsidiaries   Subsidiaries       Entries      Corporation
                                                        -----------  ------------   -------------    ------------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .................     $  21,509      $  20,771      $  26,077      $ (46,848)     $  21,509
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
      Equity in subsidiaries ........................       (26,077)          (331)       (20,440)        46,848             --
      Amortization, depreciation and other ..........            43          2,904            320             --          3,267
      Gain on sale of securities ....................            --             --         (9,993)            --         (9,993)
    Increase (decrease) in cash due to:
      Inventories ...................................            --       (113,212)            --             --       (113,212)
      Residential mortgage loans
           available-for-sale .......................            --             --         40,145             --         40,145
      Other assets ..................................        (5,724)       (23,623)           488             --        (28,859)
      Accounts payable and accrued liabilities ......         4,954         37,955         (6,135)            --         36,774
      Income taxes ..................................        (7,240)        13,626          4,205             --         10,591
                                                          ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ........................................       (12,535)       (61,910)        34,667             --        (39,778)
                                                          ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of securities
     available-for-sale .............................            --             --        168,085             --        168,085
  Principal payments of
     mortgage-backed securities .....................            --             --         14,461             --         14,461
  Decrease in funds held by trustee .................            --             --          4,038             --          4,038
  Dividends received from subsidiaries ..............            --         14,000             --        (14,000)            --
  Investment in subsidiaries ........................        (1,524)            --             --          1,524             --
  Advances to affiliates ............................       (40,242)          (502)         1,976         38,768             --
  Other, net ........................................            --         (6,397)        (3,162)            --         (9,559)
                                                          ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ........................................       (41,766)         7,101        185,398         26,292        177,025
                                                          ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...............            --             --       (168,589)            --       (168,589)
  Repayment of borrowings ...........................            --         (1,251)       (22,818)            --        (24,069)
  Capital contributions from parent .................            --             --          1,524         (1,524)            --
  Advances from affiliates ..........................            --         52,872        (14,104)       (38,768)            --
  Stock repurchases .................................       (60,846)            --             --             --        (60,846)
  Dividends paid ....................................        (3,131)            --        (14,000)        14,000         (3,131)
  Other, net ........................................           163             --            137             --            300
                                                          ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ..............................       (63,814)        51,621       (217,850)       (26,292)      (256,335)
                                                          ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ...............     $(118,115)     $  (3,188)     $   2,215      $      --      $(119,088)
                                                          ---------      ---------      ---------      ---------      ---------



                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

               CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1996

                                                      Unconsolidated
                                                      --------------
                                                                                                     Consolidated
                                            Pulte         Guarantor     Non-Guarantor   Eliminating      Pulte
                                         Corporation    Subsidiaries    Subsidiaries      Entries     Corporation
                                         -----------    ------------    ------------    -----------   -----------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations      $   3,765      $      --      $   1,118      $  (1,118)     $   3,765
  Equity in subsidiaries .............        (1,118)            --             --          1,118             --
  Other changes, net .................        (2,647)            --         (1,768)            --         (4,415)
Cash flows from investing activities:
  Purchase of securities available-
    for-sale .........................            --             --        (29,444)            --        (29,444)
  Principal payments of mortgage-
    backed securities ................            --             --         27,757             --         27,757
  Net proceeds from sale of investment            --             --          4,100             --          4,100
  Decrease in Covered Assets and FRF
    receivables ......................            --             --         31,686             --         31,686
Cash flows from financing activities:
  Increase in deposit liabilities ....            --             --          5,919             --          5,919
  Repayment of borrowings ............            --             --        (31,560)            --        (31,560)
  Decrease in FHLB advances ..........            --             --         (6,200)            --         (6,200)
                                           ---------      ---------      ---------      ---------      ---------
Net increase in cash and equivalents-
  discontinued operations ............            --             --          1,608             --          1,608
                                           ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents ........................      (118,115)        (3,188)         3,823             --       (117,480)
Cash and equivalents at beginning of
  period .............................       220,782         71,012          3,369             --        295,163
                                           ---------      ---------      ---------      ---------      ---------

Cash and equivalents at end of period      $ 102,667      $  67,824      $   7,192      $      --      $ 177,683
                                           =========      =========      =========      =========      =========


                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1995

                                                                Unconsolidated
                                                                --------------
                                                                                                                  Consolidated
                                                       Pulte        Guarantor       Non-Guarantor  Eliminating       Pulte
                                                    Corporation   Subsidiaries      Subsidiaries     Entries      Corporation
                                                    -----------   ------------      ------------   -----------    -----------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .............     $   9,065      $  12,662      $  11,484      $ (24,146)     $   9,065

  Adjustments to reconcile income from
      continuing operations to net cash flows
      provided by (used in)operating activities:
          Equity in subsidiaries ................       (11,484)        (5,085)        (7,577)        24,146             --
          Amortization, depreciation and other ..            38          2,305          1,400             --          3,743
      Increase (decrease) in cash due to:
          Inventories ...........................            --       (110,250)            --             --       (110,250)
          Residential mortgage loans
            available-for-sale ..................            --             --         (3,294)            --         (3,294)
    Other assets ................................            66         (5,510)        (1,972)            --         (7,416)
    Accounts payable and accrued liabilities ....            12          4,906          5,678             --         10,596
    Income taxes ................................        (5,081)         5,052          3,533             --          3,504
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ....................................        (7,384)       (95,920)         9,252             --        (94,052)
                                                      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of securities
    available-for-sale ..........................            --             --             --             --             --
  Principal payments of
    mortgage-backed securities ..................            --             --         22,076             --         22,076
  Decrease in funds held by trustee .............            --             --            699             --            699
  Dividends received from subsidiaries ..........         3,276         40,000             --        (43,276)            --
  Investment in subsidiaries ....................        (1,516)            --             --          1,516             --
  Advances to affiliates ........................       (73,004)        (2,210)          (951)        76,165             --
  Other, net ....................................            --         (4,739)        (3,368)            --         (8,107)
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ....................................       (71,244)        33,051         18,456         34,405         14,668
                                                      ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...........            --             --        (25,666)            --        (25,666)
  Proceeds from borrowings ......................            --             --         36,122             --         36,122
  Repayment of borrowings .......................            --         (3,366)            --             --         (3,366)
  Capital contributions from parent .............            --             --          1,516         (1,516)            --
  Advances from affiliates ......................            --         71,496          4,669        (76,165)            --
  Stock repurchases .............................       (11,705)            --             --             --        (11,705)
  Dividends paid ................................        (3,255)            --        (43,276)        43,276         (3,255)
  Other, net ....................................            93             --             --             --             93
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ..........................       (14,867)        68,130        (26,635)       (34,405)        (7,777)
                                                      ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ...........     $ (93,495)     $   5,261      $   1,073      $    --        $ (87,161)
                                                      ---------      ---------      ---------      ---------      ---------



                               PULTE CORPORATION
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

               CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1995

                                                     Unconsolidated
                                                     --------------
                                                                                                   Consolidated
                                             Pulte       Guarantor    Non-Guarantor  Eliminating       Pulte
                                          Corporation  Subsidiaries   Subsidiaries     Entries      Corporation
                                          -----------  ------------   ------------   -----------    -----------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations     $   5,074      $      --     $   3,153      $  (3,153)     $   5,074
  Equity in subsidiaries ............        (3,153)            --            --          3,153             --
  Other changes, net ................        (1,921)            --        11,301             --          9,380
Cash flows from investing activities:
  Purchase of securities available-
    for-sale ........................            --             --       (36,696)            --        (36,696)
  Principal payments of mortgage-
    backed securities ...............            --             --         9,445             --          9,445
  Decrease in Covered Assets and FRF
    receivables .....................            --             --        32,157             --         32,157
Cash flows from financing activities:
  Decrease in deposit liabilities ...            --             --       (74,784)            --        (74,784)
  Repayment of borrowings ...........            --             --       (31,560)            --        (31,560)
                                          ---------      ---------     ---------      ---------      ---------
Net decrease in cash and equivalents-
  discontinued operations ...........            --             --       (86,984)            --        (86,984)
                                          ---------      ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents .......................       (93,495)         5,261       (85,911)            --       (174,145)
Cash and equivalents at beginning of
  period ............................       115,546         43,547       122,397             --        281,490
                                          ---------      ---------     ---------      ---------      ---------
Cash and equivalents at end of period     $  22,051      $  48,808     $  36,486      $      --      $ 107,345
                                          =========      =========     =========      =========      =========


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    ($000's omitted, except per share data)


A summary of Pulte Corporation's operating results by business segment for the three and six month periods ended June 30, 1996 and 1995 is as follows:

                                                     Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                     -------------------           ----------------
                                                     1996           1995           1996        1995
                                                     ----           ----           ----        ----
Pre-tax income (loss):
     Homebuilding operations:
         Pulte Home Corporation..........           $ 26,761      $ 15,692      $ 34,066      $ 12,629
                                                    --------      --------      --------      --------
     Financial Services operations:
         Mortgage banking - ICM .........                 94         2,244           551         8,475
         Financing activities............              5,815            93        10,196           378
                                                    --------      --------      --------      --------
     Total Financial Services............              5,909         2,337        10,747         8,853
                                                    --------      --------      --------      --------
     Corporate ..........................             (5,119)       (2,053)       (8,648)       (6,208)
                                                    --------      --------      --------      --------
Pre-tax income from continuing operations             27,551        15,976        36,165        15,274
Income taxes ............................             11,150         6,485        14,656         6,209
                                                    --------      --------      --------      --------
Income from continuing operations .......             16,401         9,491        21,509         9,065
Income from discontinued operations .....              1,793         1,181         3,765         5,074
                                                    --------      --------      --------      --------
Net income ..............................           $ 18,194      $ 10,672      $ 25,274      $ 14,139
                                                    ========      ========      ========      ========
Net income per share ....................           $    .71      $    .38      $    .95      $    .51
                                                    ========      ========      ========      ========

For the three and six month periods ended June 30, 1996, pre-tax income (loss) changed from the comparable periods of 1995 as follows:

o Pre-tax income of the Company's homebuilding operations increased by $11,069 and $21,437, respectively, over the comparable periods of 1995. Such increases are primarily the result of the increased volume of unit settlements during 1996, coupled with an improving gross profit margin, partially offset by a leveraged increase in selling, general and administrative expenses.

o Pre-tax income of the Company's mortgage banking operations decreased $2,150 and $7,924, respectively, from the comparable periods of 1995. This is principally related to gains from the sale of core servicing rights which aggregated $3,153 and $10,148, respectively, for the three and six month periods ended June 30, 1995. No core sales occurred during 1996. The absence of gains from core sales during 1996 was in part offset by an increase in marketing gains and the capitalization of mortgage servicing rights which began on July 1, 1995, with the implementation of Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights.

o Pre-tax income from the Company's financing activities increased by $5,722 and $9,818, respectively, over the comparable periods of 1995 primarily due to gains from the sales of collateral during 1996.

o Pre-tax loss from corporate operations increased $3,066 and $2,440, respectively, from the comparable periods of 1995. Such increases are primarily related to higher net interest expense, but were also influenced by the timing of joint venture foreign currency gains or losses from the Company's Mexico operations during 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)
Homebuilding Operations:

The following table presents selected financial data for Pulte Home Corporation (Pulte) for the three and six month periods ended June 30, 1996 and 1995.

                                             Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                           ---------------------             ---------------------
                                           1996             1995             1996             1995
                                           ----             ----             ----             ----
Unit settlements:
    Pulte Home North........                   614              509            1,001              864
    Pulte Home South........                 1,035              783            1,811            1,321
    Pulte Home Central......                 1,191            1,041            2,173            1,702
    Pulte Home West.........                   731              644            1,318            1,117
                                       -----------      -----------      -----------      -----------
                                             3,571            2,977            6,303            5,004
                                       ===========      ===========      ===========      ===========
Net new orders - units:
    Pulte Home North........                   654              651            1,316            1,270
    Pulte Home South........                 1,173              979            2,447            1,762
    Pulte Home Central......                 1,056            1,372            2,524            2,580
    Pulte Home West.........                   719              690            1,566            1,303
                                       -----------      -----------      -----------      -----------
                                             3,602            3,692            7,853            6,915
                                       ===========      ===========      ===========      ===========
Net new orders - dollars ...           $   583,000      $   566,000      $ 1,266,000      $ 1,070,000
                                       ===========      ===========      ===========      ===========


Backlog at June 30 - units:
    Pulte Home North .......                                                   1,053              851
    Pulte Home South .......                                                   1,587              996
    Pulte Home Central......                                                   1,638            1,625
    Pulte Home West.........                                                     971              726
                                                                         -----------      -----------
                                                                               5,249            4,198
                                                                         ===========      ===========
Backlog at June 30 - dollars                                             $   887,000      $   683,000
                                                                         ===========      ===========

Revenues ...................           $   571,283      $   464,419      $   984,503      $   773,068
Cost of sales ..............              (488,904)        (399,349)        (841,589)        (663,279)
Selling, general and
   administrative expense ..               (51,263)         (45,627)        (100,961)         (88,247)
Interest (A) ...............                (4,117)          (2,857)          (7,323)          (4,850)
Other expense, net .........                  (238)            (894)            (564)          (4,063)
                                       -----------      -----------      -----------      -----------
Pre-tax income .............           $    26,761      $    15,692      $    34,066      $    12,629
                                       ===========      ===========      ===========      ===========
Average sales price ........           $       160      $       156      $       156      $       154
                                       ===========      ===========      ===========      ===========

The number of active communities as of the end of each respective period are as follows:

               June 30, 1996  ......................................  379
               March 31, 1996 ......................................  380
               December 31, 1995....................................  352
               September 30, 1995...................................  355
               June 30, 1995  ......................................  346

  Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

  Homebuilding Operations (continued):

  Pulte conducts its domestic homebuilding operations through 40 markets in 24 states and Puerto Rico which are organized into four operating companies - Pulte Home North (PHN), Pulte Home South (PHS), Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 40 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during the three and six month periods ended June 30, 1996.

  Net new orders during the second quarter of 1996 decreased approximately 2% from the record set during the second quarter of 1995, which was a 45% increase over the same period in 1994. While all operating companies experienced slowdowns in net new order activity during the quarter, only PHC recorded a decrease in units compared with the quarter ended June 30, 1995. The declining trend in net new order rates, which has continued to date into the third quarter, was due primarily to the effect of a rising interest rate environment.

  For the six months ended June 30, 1996, net new orders have increased 14% over the comparable prior year period due to the strong order activity experienced in the first four months of 1996. Both existing and new markets have contributed to the positive year-to-date net new order comparisons.

  Settlements during the three and six month periods ended June 30, 1996 increased 20% and 26%, respectively, over the comparable periods in 1995, with all operating companies recording positive comparisons over the prior year. Settlement activity was supported by a record backlog at December 31, 1995, as well as the strong net new order activity during the first four months of 1996.

  The average selling price during the three month period ended June 30, 1996 was $160, an increase from the average selling price of $156 in the comparable period of the prior year and $151 recorded during the three month period ended March 31, 1996. The increase in average selling price was due primarily to product mix, as PHN and PHC had settlements on higher priced product.

  Gross profit margins were 14.4% and 14.5% for the three and six month periods ended June 30, 1996, respectively, compared with 14.0% and 14.2%, respectively, in the similar periods of the prior year. During the first six months of 1995, the Company's gross profit margins were impacted by competitive market conditions and excess industry inventory levels. The level of demand for new housing experienced during the second half of 1995 and the first four months of 1996, especially in certain PHS and PHC markets, resulted in improved gross profit margins for the first six months of 1996 as compared to similar periods in 1995. However, the recent slowdown in order growth, together with higher interest rates and heightened competition in the Company's markets, is expected to challenge the Company's ability to achieve continued improvement in profit margins during the last six months of 1996 over the comparable periods of 1995 and the preceding periods of 1996.

  Selling, general and administrative expenses for the three and six month periods ended June 30, 1996 increased $5,636 and $12,714, respectively, over the comparable periods in 1995. However, these expenses have been better leveraged as a result of increased operating efficiencies in both new and existing markets and increased unit settlements in the Company's new markets. Selling, general and administrative expense as a percent of revenue was 9% for the three month period ended June 30, 1996, compared with 9.8% in the comparable period of 1995. For the first six months of 1996, selling, general and administrative expense was 10.3% of revenue, compared with 11.4% in the first six months of 1995.

  Other expense, net, includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. Other expense, net, for the six month period ended June 30, 1996 was favorably impacted by improved results for BSL compared to the same period a year ago.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

  Homebuilding Operations (continued):

  On July 2, 1996, the Company announced that it had acquired certain assets of North Florida Classic Homes of Jacksonville, Florida, which consisted of land and homes under construction in 12 residential communities, as well as the right to use the "North Florida Classic Homes" name in the Company's homebuilding operations.

  Information related to interest in inventory is as follows:

                                                              Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                              ------------------            ----------------
                                                              1996       1995           1996           1995
                                                              ----       ----           ----           ----
Interest in inventory at beginning of period...............  $ 13,050    $10,041        $  12,261      $  8,053
Interest capitalized.......................................     4,488      4,683            8,483         8,664
Interest expensed .........................................    (4,117)    (2,857)          (7,323)       (4,850)
                                                             --------    -------        ---------      --------
Interest in inventory at end of period....................   $ 13,421    $11,867        $  13,421      $ 11,867
                                                             ========    =======        =========      ========

  Financial Services Operations:

  Mortgage Banking Operations:

  The Company's mortgage banking operations are conducted by ICM Mortgage Corporation (ICM).

  The following table presents mortgage origination data for ICM:

                                                    Three Months Ended         Six Months Ended
                                                         June 30,                   June 30,
                                                    ------------------        -------------------
                                                    1996          1995        1996           1995
                                                    ----          ----        ----           ----
Production:
      Total originations:
             Loans ...........................        2,726        2,813        5,057        4,973
                                                   ========     ========     ========     ========
             Principal .......................     $326,700     $312,500     $591,200     $546,100
                                                   ========     ========     ========     ========

      Funded originations:
             Loans ...........................        2,525        2,455        4,685        4,199
                                                   ========     ========     ========     ========
             Principal .......................     $296,900     $264,800     $537,900     $446,000
                                                   ========     ========     ========     ========
             Originations for Pulte customers:
                  Loans ......................        1,742        1,362        3,163        2,116
                                                   ========     ========     ========     ========
                  Principal ..................     $220,300     $165,200     $387,400     $265,800
                                                   ========     ========     ========     ========

Mortgage origination volume for the three and six month periods ended June 30, 1996 increased 5% and 8%, respectively, compared to the comparable 1995 periods. The volume of originations (funded and non-funded) for Pulte customers increased by 23% and 28%, respectively, during the three and six month periods ended June 30, 1996, compared with the similar periods of 1995, as ICM continued its emphasis on expanding in Pulte's existing and new markets. ICM continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in ICM's strategy or use of derivative financial instruments in this regard.

During the three and six month periods ended June 30, 1996, pricing and marketing gains increased by $4,602 and $9,539, respectively, compared with the same periods of 1995. Effective July 1, 1995, ICM adopted SFAS No. 122 which requires that the costs associated with originating mortgage servicing rights be recognized as an asset, shifting the gains from sale of servicing rights to sale of mortgage loans.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

During the three and six month periods ended June 30, 1995, ICM recorded pre-tax gains on sales of its core mortgage servicing portfolio of $3,153 and $10,148, respectively. In addition, as part of its normal operations, during the three and six month periods ended June 30, 1995, ICM recorded gains on sale of non-core mortgage servicing rights of $2,881 and $5,173, respectively. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of repositioning ICM to concentrate on its primary business of providing mortgage financing for Pulte's homebuyers. ICM expects to continue to sell mortgage servicing rights as part of normal operations on a three to five month lag from the time of origination.

Servicing fee income for the three and six month periods ended June 30, 1996 decreased from the comparable 1995 periods due to the sale of the core mortgage servicing portfolio discussed above. Mortgage origination fees also decreased due to a decrease in the amount of non-funded originations compared with the prior year.

Net interest income decreased by $772 for the six months ended June 30, 1996, compared with the first six months of 1995, primarily due to dividends paid by ICM to its parent, Pulte, during the first quarters of 1996 and 1995. The result of the dividends is an increased leverage position, incurring higher interest expense and reducing net interest income. In the three month period ended June 30, 1996, net interest income decreased by $30, as the effect of the dividend payments was offset by higher loan production and an increased interest rate spread compared with the quarter ended June 30,1995.

At June 30, 1996, loan application backlog was $439,000 compared with $472,000 at June 30, 1995 and $334,000 at December 31, 1995.

Financing Activities:

The Company's secured financing operations are conducted by Pulte Financial Companies, Inc. (PFCI) through its subsidiary corporations. Prior to 1989, the PFCI subsidiaries engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. Since 1989, the PFCI subsidiaries have been liquidating their collateral portfolios and related bonds outstanding. At June 30, 1996, two bond series with an aggregate principal amount of $57,227 remained outstanding. These bonds are expected to be redeemed, and the related collateral sold, by late 1996. PFCI's pre-tax operating income was $5,815 and $10,196, respectively, for the three and six month periods ended June 30, 1996, compared with $93 and $378, respectively, for the comparable periods in 1995. During the three and six month periods ended June 30, 1996, PFCI recorded net gains on sales of collateral of $5,498 and $9,993, respectively. There were no such gains in the comparable periods of 1995. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios. It is anticipated that PFCI will complete the liquidation of its collateral portfolios and related bonds outstanding by the end of fiscal 1996, at which time PFCI will cease to operate.

Corporate:

Corporate is a non-operating business segment; it is the Company's internal source of financing and also includes the following items:

o Income from investments, including the Company's share of Mexican joint venture operations.

o  Interest expense on the Company's long-term debt.

o  Administrative expenses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Corporate assets include equity investments in subsidiaries, and the Company's working capital funds invested in short term cash investments and affiliate advances. Its liabilities include senior and subordinated debt and income taxes.

The following table presents corporate results of operations for the three and six month periods ended June 30, 1996 and 1995:

                                    Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                    ------------------       -----------------
                                    1996          1995       1996         1995
                                    ----          ----       ----         ----
Net interest expense ........     $ 1,244      $    64      $ 2,212      $   196

Other corporate expenses, net       3,875        1,989        6,436        6,012
                                  -------      -------      -------      -------
Loss before income taxes ....     $(5,119)     $(2,053)     $(8,648)     $(6,208)
                                  =======      =======      =======      =======

The increased loss for the three month period ended June 30, 1996 is due to increased net interest expense as a result of the issuance of $125,000 of 7.3% unsecured Senior Notes in the fourth quarter of 1995. In addition, during the three month period ended June 30, 1996, the Company recorded a loss of $590 related to its Mexico operations compared with income of $472 in the comparable period of 1995, which was primarily related to the Company's share of joint venture foreign currency gains.

For the six months ended June 30, 1996, the increased loss is due primarily to increased net interest expense as a result of the issuance of debt discussed above. For the six months ended June 30, 1996, the Company recorded a loss of $626 related to its Mexico operations compared with a loss of $1,352 in the similar period of 1995. Included in Mexico's loss for 1995 is the Company's share of joint venture foreign currency losses which amounted to $1,022. During the three and six month periods ended June 30, 1996, there were no significant foreign currency gains or losses, as the Mexican currency has stabilized since the fourth quarter of 1995.

Mexico operations continue to develop and expand. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture is carried at approximately $5,400 as of June 30, 1996. The Company intends to liquidate the Monterrey assets in the normal course of business. During the quarter ended March 31, 1996, the Company's Juarez joint venture began recording its first unit closings. The Company's net investment in the Juarez joint venture is carried at approximately $4,000 as of June 30, 1996. On June 18,1996, the Company announced that its Juarez joint venture has entered into an agreement with Delphi Automotive Systems, a division of General Motors Corporation, to construct up to 6,000 homes in Mexico for GM's employees. The Company has guaranteed the performance of its joint venture under this agreement. The Juarez joint venture will build the homes in Northern Mexico over a three-year period which is expected to begin in August 1997.

Liquidity and Capital Resources:

Continuing Operations:

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash, its $250,000 committed unsecured revolving credit facility, the remaining outstanding balance of $22,405 of Pulte's previously issued unsecured Senior Subordinated Debentures, due 1999, the Company's $100,000, 7% unsecured Senior Notes, due 2003, the Company's $115,000, 8.375% unsecured Senior Notes, due 2004 and the Company's $125,000, 7.3% unsecured Senior Notes, due 2005. In addition, the Company has other committed and uncommitted credit lines, which at June 30, 1996 consisted of $10,000 and $250,000 related to Pulte and ICM operations, respectively. During 1996, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned debt.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

In addition, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. There were no borrowings under the Company's $250,000 unsecured revolving credit facility during the six month period ended June 30, 1996. The Company's mortgage banking subsidiary (ICM) provides mortgage financing for many of its home sales. ICM uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 1996 amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $91,575 of borrowings outstanding under the $250,000 (ICM) arrangement at June 30, 1996. Mortgage loans originated by ICM are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The following table depicts the status of the Company's share repurchase program as of June 30, 1996:

                                                         Share Repurchases
                                        --------------------------------------------------
          Authorization                      Year ended                    Months ended
- ---------------------------------           December 31,                  June 30, 1996
                                        ---------------------          -------------------
    Date              # of Shares       1994             1995          Three           Six
    ----              -----------       ----             ----          -----           ---
November 1994 .....      1,000,000        123,500        542,068             --        334,432
March 1996 ........      1,000,000             --             --      1,000,000      1,000,000
April 1996 ........      1,000,000             --             --        945,900        945,900
                        ----------     ----------     ----------     ----------     ----------
                         3,000,000        123,500        542,068      1,945,900      2,280,332
                        ==========     ==========     ==========     ==========     ==========
Reacquisition price                    $    2,403     $   11,707     $   50,877     $   60,846
                                       ==========     ==========     ==========     ==========


On July 1, 1996, the Board of Directors authorized the repurchase by the Company of up to an additional 1,000,000 shares under this repurchase program. During July 1996, the Company has repurchased 904,700 shares relating to the third and fourth share repurchase authorizations at an aggregate repurchase price of $22,403.

Discontinued Operations:

The Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from FSLIC Resolution Fund
(FRF) are exempt from federal income taxes.

The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating with the FDIC and is involved in litigation with the FDIC. Although there is no certainty as to the time of resolution, the Company believes that this matter may be resolved within the next twelve months. At June 30, 1996, the Company had a remaining investment in First Heights of approximately $30,300.

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Shareholders was held on May 10, 1996. The following matters were considered and acted upon, with the results indicated below:

                                                                                 Shares
                                                   Shares                      Withholding
                                 Shares             Voted        Shares         Authority
Election of Directors          Voted For           Against     Abstaining        To Vote
- ---------------------          ---------           -------     ----------      -----------
Michael D. Hollerbach ....     23,284,135              --       151,673                 --
Robert K. Burgess ........     23,283,398              --       152,410                 --
Ralph L. Schlosstein .....     23,282,432              --       153,376                 --
John J. Shea .............     23,282,632              --       153,176                 --


Proposal to adopt
the Pulte Corporation
Long-Term Compensation
Plan for Key Employees ...     22,116,932      1,260,815         58,061                --


Item 6. Exhibits and Reports on Form 8-K

       Exhibit number and description                              Page Number
       ------------------------------                              -----------

   11       Statement Regarding Computation of
               Per Share Earnings                                          29

   27       Financial Data Schedule

   All other exhibits are omitted from this report because they are not applicable.



   Reports on Form 8-K

   The  Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.