Form 10-Q
period 1996-09-30
PULTE CORP
filed 1996-11-13
CIK 822416

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996
                                      or

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

                         YES __ X __     NO _______

     Number of shares of common stock outstanding as of October 31, 1996:
                                  23,264,155

                                Total pages: 32
                            Listing of exhibits: 30

==============================================================================


                               PULTE CORPORATION

                                     INDEX


                                                                           Page No.
                                                                           --------
PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements (unaudited)

 Condensed Consolidated Balance Sheets, September 30, 1996 and
  December 31, 1995..........................................................  3

 Condensed Consolidated Statements of Income, Three and Nine Months Ended
  September 30, 1996 and 1995................................................  4

 Condensed Consolidated Statement of Shareholders' Equity, Nine Months Ended
  September 30, 1996.........................................................  5

 Condensed Consolidated Statements of Cash Flows, Nine Months Ended
  September 30, 1996 and 1995................................................  6

 Notes to Condensed Consolidated Financial Statements........................  8

 Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................  21


PART II  OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K....................................  30


 SIGNATURES..................................................................  31


                         PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                               PULTE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                             September 30,  December 31,
                                                                  1996          1995
                                                             -------------  ------------
                                                              (Unaudited)      (Note)
ASSETS
Cash and equivalents ......................................   $  118,899   $  292,227
Unfunded settlements ......................................       93,081       80,131
House and land inventories ................................    1,064,752      859,735
Mortgage-backed and related securities ....................       56,180      254,170
Residential mortgage loans and other securities
  available-for-sale ......................................      133,531      178,302
Deferred income taxes .....................................      139,964       76,304
Other assets ..............................................      184,097      150,985
Discontinued operations ...................................      158,060      156,617
                                                              ----------   ----------
                                                              $1,948,564   $2,048,471
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities, including book
      overdrafts of $72,236 and $60,976 in 1996 and 1995,
      respectively ........................................   $  439,794   $  381,407
   Collateralized short-term debt, recourse
      solely to applicable subsidiary assets ..............      115,639      140,578
   Mortgage-backed bonds, recourse solely to applicable
      subsidiary assets ...................................       54,402      225,272
   Income taxes ...........................................       13,819       45,397
   Subordinated debentures and senior notes ...............      387,616      363,957
   Discontinued operations ................................      127,980      130,857
                                                              ----------   ----------
      Total liabilities ...................................    1,139,250    1,287,468
Shareholders' equity ......................................      809,314      761,003
                                                              ----------   ----------
                                                              $1,948,564   $2,048,471
                                                              ==========   ==========

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




           See accompanying notes to condensed financial statements



                               PULTE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                  (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                  ------------------        -----------------
                                                   1996        1995         1996         1995
                                                   ----        ----         ----         ----
Revenues:
  Homebuilding .............................   $  614,710   $  520,937   $1,599,213   $1,294,005
  Mortgage banking and financing:
    Interest and other .....................        9,247       15,488       40,476       36,366
    Gain on sale of servicing ..............                     2,413                    17,734
  Corporate, principally interest ..........        1,215        4,509        6,358       13,581
                                               ----------   ----------   ----------   ----------
          Total revenues ...................      625,172      543,347    1,646,047    1,361,686
                                               ----------   ----------   ----------   ----------
Expenses:
  Homebuilding, principally cost of sales ..      582,683      494,903    1,533,120    1,255,342
  Mortgage banking and financing,
    interest and other .....................        7,915       14,067       28,397       41,413
  Corporate, net ...........................        7,157        7,084       20,948       22,364
                                               ----------   ----------   ----------   ----------
          Total expenses ...................      597,755      516,054    1,582,465    1,319,119
                                               ----------   ----------   ----------   ----------
Income from continuing operations before
  income taxes .............................       27,417       27,293       63,582       42,567
Income taxes ...............................       10,994       11,027       25,650       17,236
                                               ----------   ----------   ----------   ----------

Income from continuing operations ..........       16,423       16,266       37,932       25,331
Income from discontinued thrift operations,
  net of income taxes ......................      111,208        2,531      114,973        7,605
                                               ----------   ----------   ----------   ----------

Net income .................................   $  127,631   $   18,797   $  152,905   $   32,936
                                               ==========   ==========   ==========   ==========

Per share data:
  Primary and fully-diluted
    Income from continuing operations ......   $      .68   $      .60   $     1.48   $      .93
    Income from discontinued operations ....         4.61          .09         4.47          .27
                                               ----------   ----------   ----------   ----------
    Net income .............................   $     5.29   $      .69   $     5.95   $     1.20
                                               ==========   ==========   ==========   ==========

  Cash dividends declared ..................   $      .12   $      .12   $      .24   $      .24
                                               ==========   ==========   ==========   ==========

  Weighted-average common shares outstanding
    Primary ................................       24,141       27,213       25,692       27,375
                                               ==========   ==========   ==========   ==========
    Fully-diluted ..........................       24,141       27,228       25,692       27,394
                                               ==========   ==========   ==========   ==========

                            See accompanying notes.


                               PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    ($000's omitted, except per share data)
                                  (Unaudited)

                                                         Additional
                                              Common       Paid-in    Unrealized     Retained
                                               Stock       Capital       Gains       Earnings      Total
                                              ------     ----------   ----------     ---------     -----
Shareholders' Equity, December 31, 1995 ..   $     270    $  65,934    $   8,223    $ 686,576    $ 761,003
Exercise of stock options ................                      237                                    237
Cash dividends declared ..................                                             (5,963)      (5,963)
Stock repurchases ........................         (35)      (8,674)                  (83,854)     (92,563)
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $4,203 .............................                                (6,305)                   (6,305)
Net income ...............................                                            152,905      152,905
                                             ---------    ---------    ---------    ---------    ---------
Shareholders' Equity, September 30, 1996 .   $     235    $  57,497    $   1,918    $ 749,664    $ 809,314
                                             =========    =========    =========    =========    =========

                            See accompanying notes.


                               PULTE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                      September 30,
                                                                   -----------------
                                                                   1996         1995
                                                                   ----         ----
Continuing operations:

Cash flows from operating activities:
   Income from continuing operations ........................   $  37,932    $  25,331
   Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
         Amortization, depreciation and other ...............       5,481        5,786
         Gain on sale of securities .........................     (10,285)      (1,119)
         Increase (decrease) in cash due to:
               Inventories ..................................    (205,017)    (157,747)
               Residential mortgage loans held for sale .....      44,571       13,449
               Other assets .................................     (43,132)     (14,879)
               Accounts payable and accrued liabilities .....      58,999       49,388
               Income taxes .................................      19,736       13,804
                                                                ---------    ---------
Net cash used in operating activities .......................     (91,715)     (65,987)
                                                                ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of securities available-for-sale ......     168,085       10,821
   Proceeds from sale of securities held-to-maturity ........      12,282           --
   Principal payments of mortgage-backed securities .........      17,681       35,498
   Decrease (increase) in funds held by trustee .............       4,261      (10,102)
   Other, net ...............................................     (12,517)     (10,289)
                                                                ---------    ---------
Net cash provided by investing activities ...................     189,792       25,928
                                                                ---------    ---------

Cash flows from financing activities:
   Payment of long-term debt and bonds ......................    (171,695)     (39,320)
   Proceeds from borrowings .................................      23,595       17,293
   Repayment of borrowings ..................................     (25,052)      (3,821)
   Stock repurchases ........................................     (92,563)     (11,707)
   Dividends paid ...........................................      (5,963)      (6,484)
   Other, net ...............................................         273           87
                                                                ---------    ---------
Net cash used in financing activities .......................    (271,405)     (43,952)
                                                                ---------    ---------
Net decrease in cash and equivalents-continuing operations ..   $(173,328)   $ (84,011)
                                                                ---------    ---------


                               PULTE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                       -----------------
                                                                       1996         1995
                                                                       ----         ----
Discontinued Operations:
Cash flows from operating activities:
   Income from discontinued operations ..........................   $ 114,973    $   7,605
   Tax benefit of net operating losses ..........................    (110,000)          --
   Other changes, net ...........................................      (6,735)      12,981

Cash flows from investing activities:
   Purchase of securities available-for-sale ....................     (42,209)     (44,901)
   Principal payments of mortgage-backed securities .............      36,696       20,701
   Net proceeds from sale of investments ........................       4,100
   Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
     receivables ................................................      31,215       31,804

Cash flows from financing activities:
   Increase (decrease) in deposit liabilities ...................       5,212     (128,678)
   Repayment of borrowings ......................................     (31,560)     (31,560)
   Increase (decrease) in Federal Home Loan Bank (FHLB) advances       (2,200)      19,500
                                                                    ---------    ---------
Net decrease in cash and equivalents-discontinued operations ....        (508)    (112,548)
                                                                    ---------    ---------

Net decrease in cash and equivalents ............................    (173,836)    (196,559)
Cash and equivalents at beginning of period .....................     295,163      281,490
                                                                    ---------    ---------

Cash and equivalents at end of period ...........................   $ 121,327    $  84,931
                                                                    =========    =========

Cash - continuing operations ....................................   $ 118,899    $  75,581
Cash - discontinued operations ..................................       2,428        9,350
                                                                    ---------    ---------
                                                                    $ 121,327    $  84,931
                                                                    =========    =========
Supplemental disclosure of cash flow information-cash paid during the period for:
   Interest, net of amount capitalized
     Continuing operations ......................................   $  20,531    $  21,814
     Discontinued operations ....................................       1,744        9,482
                                                                    ---------    ---------
                                                                    $  22,275    $  31,296
                                                                    =========    =========
   Income taxes .................................................   $   5,757    $   3,404
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

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1995.

    Certain 1995 classifications have been changed to conform with the 1996 presentation.

2.  Discontinued operations

    The following table summarizes selected financial data of the Company's discontinued thrift operation:

                                                   Three Months Ended         Nine Months Ended
                                                      September 30,              September 30,
                                                   ------------------         -----------------
                                                   1996         1995          1996         1995
                                                   ----         ----          ----         ----
        Revenues .............................   $   3,172    $   4,547    $   9,470    $  16,930
        Expenses .............................      (1,964)      (2,016)      (4,497)      (9,325)
                                                 ---------    ---------    ---------    ---------
                                                     1,208        2,531        4,973        7,605

        Tax benefit of net operating losses ..     110,000           --      110,000           --
                                                 ---------    ---------    ---------    ---------
        Income from discontinued operations ..   $ 111,208    $   2,531    $ 114,973    $   7,605
                                                 =========    =========    =========    =========


    During the three months ended September 30, 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded. However, management believes that it is more likely than not that these benefits will be realized.

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)


3.  Segment Information


                                                                  Financial Services
                                          ----------------------------------------------------------------
                                                          Mortgage
                                          Homebuilding    Banking
                                            (Pulte)        (ICM)     Financing   Corporate    Consolidated
                                          ------------    --------   ---------   ---------    ------------
Nine Months Ended September 30, 1996:
Continuing Operations:
 Revenues:
  Unaffiliated customers ..............    $1,599,213    $ 22,725    $ 17,751    $   6,358     $1,646,047
                                           ==========    ========    ========    =========     ==========

Income (loss) before income taxes .....    $   66,093    $  1,465    $ 10,614    $ (14,590)    $   63,582
                                           ==========    ========    ========    =========     ==========

Three Months Ended September 30, 1996:
Continuing Operations:
 Revenues:
  Unaffiliated customers ..............    $  614,710    $  7,667    $  1,580    $   1,215     $  625,172
                                           ==========    ========    ========    =========     ==========

Income (loss) before income taxes .....    $   32,027    $    914    $    418    $  (5,942)    $   27,417
                                           ==========    ========    ========    =========     ==========

At September 30, 1996:
Identifiable assets ...................    $1,370,488    $148,556    $ 56,439    $ 215,021     $1,790,504
                                           ==========    ========    ========    =========

Assets of discontinued  operations ....                                                           158,060
                                                                                               ----------

Total assets ..........................                                                        $1,948,564
                                                                                               ==========

Nine Months Ended September 30, 1995:
Continuing Operations:
 Revenues:
  Unaffiliated customers ..............    $1,294,005    $ 31,596    $ 22,504    $  13,581     $1,361,686
                                           ==========    ========    ========    =========     ==========

Income (loss) before income taxes .....    $   38,663    $ 10,926    $  1,761    $  (8,783)    $   42,567
                                           ==========    ========    ========    =========     ==========


Three Months Ended September 30, 1995:
Continuing Operations:
 Revenues:
  Unaffiliated customers ..............    $  520,937    $  9,830    $  8,071    $   4,509     $  543,347
                                           ==========    ========    ========    =========     ==========

Income (loss) before income taxes .....    $   26,034    $  2,451    $  1,383    $  (2,575)    $   27,293
                                           ==========    ========    ========    =========     ==========

At September 30, 1995:
Identifiable assets ...................    $1,152,705    $141,553    $318,745    $ 139,342     $1,752,345
                                           ==========    ========    ========    =========

Assets of discontinued operations .....                                                           153,944
                                                                                               ----------

Total assets ..........................                                                        $1,906,289
                                                                                               ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

4.  Income taxes

    The following table reconciles the expected federal income tax rate to the effective income tax rate for continuing operations:

                                             Three Months Ended  Nine Months Ended
                                                September 30,      September 30,
                                             ------------------  -----------------
                                               1996     1995      1996     1995
                                               ----     ----      ----     ----
    Income taxes at federal statutory rate     35.0%    35.0%     35.0%    35.0%
    Effect of state and other income taxes      5.1%     5.4%      5.3%     5.5%
                                               ----     ----      ----     ----
    Effective rate ........................    40.1%    40.4%     40.3%    40.5%
                                               ====     ====      ====     ====


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

    Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided because management has concluded that the segment information provides sufficient detail to allow investors to determine the nature of the assets held by and the operations of the combined groups.

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                          CONSOLIDATING BALANCE SHEET
                              September 30, 1996

                                                        Unconsolidated
                                            ---------------------------------------                Consolidated
                                               Pulte      Guarantor   Non-Guarantor  Eliminating       Pulte
                                            Corporation  Subsidiaries  Subsidiaries    Entries      Corporation
                                            -----------  ------------ -------------  -----------   ------------
ASSETS

Cash and equivalents ....................   $   47,132   $   70,435   $     1,332    $        --    $  118,899
Unfunded settlements ....................           --       93,081            --             --        93,081
House and land inventories ..............           --    1,064,752            --             --     1,064,752
Mortgage-backed and related securities ..           --           --        56,180             --        56,180
Residential mortgage loans and other
 securities available-for-sale ..........           --           --       133,531             --       133,531
Land held for sale and future development           --       37,856            --             --        37,856
Deferred income taxes ...................      141,242           --        (1,278)            --       139,964
Other assets ............................       11,726      104,364        30,151             --       146,241
Discontinued operations .................           --           --       158,060             --       158,060
Investment in subsidiaries ..............      767,782       24,944       808,239     (1,600,965)           --
Advances receivable - subsidiaries ......      290,345          745        41,388       (332,478)           --
                                            ----------   ----------   -----------    -----------    ----------
                                            $1,258,227   $1,396,177   $ 1,227,603    $(1,933,443)   $1,948,564
                                            ==========   ==========   ===========    ===========    ==========


LIABILITIES AND
 SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $   44,010   $  358,175   $    37,609    $        --    $  439,794
Collateralized short-term debt, recourse
 solely to applicable subsidiary assets .           --           --       115,639             --       115,639
Mortgage-backed bonds, recourse solely to
 applicable  subsidiary assets ..........           --           --        54,402             --        54,402
Income taxes ............................       13,819           --            --             --        13,819
Subordinated debentures and senior notes       339,344       48,272            --             --       387,616
Discontinued operations .................        5,220           --       122,760             --       127,980
Advances payable - subsidiaries .........       46,520      228,756        57,202       (332,478)           --
                                            ----------   ----------   -----------    -----------    ----------
     Total liabilities ..................      448,913      635,203       387,612       (332,478)    1,139,250
Shareholders' equity ....................      809,314      760,974       839,991     (1,600,965)      809,314
                                            ----------   ----------   -----------    -----------    ----------
                                            $1,258,227   $1,396,177   $ 1,227,603    $(1,933,443)   $1,948,564
                                            ==========   ==========   ===========    ===========    ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                          CONSOLIDATING BALANCE SHEET
                               December 31, 1995

                                                       Unconsolidated
                                           ----------------------------------------                Consolidated
                                               Pulte      Guarantor   Non-Guarantor   Eliminating      Pulte
                                           Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                           -----------  ------------  -------------  ------------   -----------
ASSETS

Cash and equivalents ....................   $  220,782   $   71,012   $       433    $        --    $  292,227
Unfunded settlements ....................           --       80,131            --             --        80,131
House and land inventories ..............           --      859,735            --             --       859,735
Mortgage-backed and related securities ..           --           --       254,170             --       254,170
Residential mortgage loans and other
 securities available-for-sale ..........           --           --       178,302             --       178,302
Land held for sale and future development           --       36,980            --             --        36,980
Deferred income taxes ...................       81,786           --        (5,482)            --        76,304
Other assets ............................        4,899       76,230        32,876             --       114,005
Discontinued operations .................           --           --       156,617             --       156,617
Investment in subsidiaries ..............      725,689       42,065       752,630     (1,520,384)           --
Advances receivable - subsidiaries ......      171,117           --        14,942       (186,059)           --
                                            ----------   ----------   -----------    -----------    ----------
                                            $1,204,273   $1,166,153   $ 1,384,488    $(1,706,443)   $2,048,471
                                            ==========   ==========   ===========    ===========    ==========


LIABILITIES AND
 SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $   35,369   $  300,990   $    45,048    $        --    $  381,407
Collateralized short-term debt, recourse
 solely to applicable subsidiary assets .           --           --       140,578             --       140,578
Mortgage-backed bonds, recourse solely to
 applicable  subsidiary assets ..........           --           --       225,272             --       225,272
Income taxes ............................       45,397           --            --             --        45,397
Subordinated debentures and senior notes       339,280       24,677            --             --       363,957
Discontinued operations .................        8,875           --       121,982             --       130,857
Advances payable - subsidiaries .........       14,349      120,012        51,698       (186,059)           --
                                            ----------   ----------   -----------    -----------    ----------
     Total liabilities ..................      443,270      445,679       584,578       (186,059)    1,287,468
Shareholders' equity ....................      761,003      720,474       799,910     (1,520,384)      761,003
                                            ----------   ----------   -----------    -----------    ----------
                                            $1,204,273   $1,166,153   $ 1,384,488    $(1,706,443)   $2,048,471
                                            ==========   ==========   ===========    ===========    ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30, 1996

                                                           Unconsolidated
                                               ---------------------------------------               Consolidated
                                                  Pulte       Guarantor  Non-Guarantor  Eliminating      Pulte
                                               Corporation  Subsidiaries  Subsidiaries    Entries    Corporation
                                               -----------  ------------ -------------  -----------  ------------
Revenues:
  Homebuilding .............................    $      --     $1,599,213    $     --     $     --     $1,599,213
  Mortgage banking and financing:
     Interest and other ....................           --             --      40,476           --         40,476
  Corporate, principally interest ..........        5,458             --         900           --          6,358
                                                ---------     ----------    --------     --------     ----------
Total revenues .............................        5,458      1,599,213      41,376           --      1,646,047
                                                ---------     ----------    --------     --------     ----------

Expenses:
  Homebuilding:
     Cost of sales .........................           --      1,363,362          --           --      1,363,362
     Selling, general and administrative and
       other expense .......................           --        169,758          --           --        169,758
 Mortgage banking and financing, interest
  and other ................................           --             --      28,397           --         28,397
 Corporate, net ............................       18,580             --       2,368           --         20,948
                                                ---------     ----------    --------     --------     ----------
Total expenses .............................       18,580      1,533,120      30,765           --      1,582,465
                                                ---------     ----------    --------     --------     ----------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries ..........................      (13,122)        66,093      10,611           --         63,582
Income taxes (benefit) .....................       (5,498)        26,468       4,680           --         25,650
                                                ---------     ----------    --------     --------     ----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ..       (7,624)        39,625       5,931           --         37,932
Income from discontinued operations ........      114,427             --         546           --        114,973
                                                ---------     ----------    --------     --------     ----------

Income before equity in income of
  subsidiaries .............................      106,803         39,625       6,477           --        152,905
                                                ---------     ----------    --------     --------     ----------

Equity in income of subsidiaries:
  Continuing operations ....................       45,556            879      39,625      (86,060)            --
  Discontinued operations ..................          546             --          --         (546)            --
                                                ---------     ----------    --------     --------     ----------
                                                   46,102            879      39,625      (86,606)            --
                                                ---------     ----------    --------     --------     ----------
Net income .................................    $ 152,905     $   40,504    $ 46,102     $(86,606)    $  152,905
                                                =========     ==========    ========     ========     ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three months ended September 30, 1996


                                                          Unconsolidated
                                              ---------------------------------------             Consolidated
                                                 Pulte       Guarantor  Non-Guarantor Eliminating     Pulte
                                              Corporation  Subsidiaries  Subsidiaries   Entries    Corporation
                                              -----------  ------------ ------------- ----------- ------------
Revenues:
  Homebuilding .............................    $      --     $614,710    $     --     $     --     $614,710
  Mortgage banking and financing:
     Interest and other ....................           --           --       9,247           --        9,247
  Corporate, principally interest ..........        1,007           --         208           --        1,215
                                                ---------     --------    --------     --------     --------
Total revenues .............................        1,007      614,710       9,455           --      625,172
                                                ---------     --------    --------     --------     --------

Expenses:
  Homebuilding:
     Cost of sales .........................           --      521,773          --           --      521,773
     Selling, general and administrative and
       other expense .......................           --       60,910          --           --       60,910
  Mortgage banking and financing, interest
     and other .............................           --           --       7,915           --        7,915
  Corporate, net ...........................        6,340           --         817           --        7,157
                                                ---------     --------    --------     --------     --------
Total expenses .............................        6,340      582,683       8,732           --      597,755
                                                ---------     --------    --------     --------     --------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries ..........................       (5,333)      32,027         723           --       27,417
Income taxes (benefit) .....................       (2,276)      12,841         429           --       10,994
                                                ---------     --------    --------     --------     --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ..       (3,057)      19,186         294           --       16,423
Income (loss) from discontinued operations .      111,780           --        (572)          --      111,208
                                                ---------     --------    --------     --------     --------

Income (loss) before equity in income of
  subsidiaries .............................      108,723       19,186        (278)          --      127,631
                                                ---------     --------    --------     --------     --------
Equity in income of subsidiaries:
  Continuing operations ....................       19,480          549      19,186      (39,215)          --
  Discontinued operations ..................         (572)          --          --          572           --
                                                ---------     --------    --------     --------     --------
                                                   18,908          549      19,186      (38,643)          --
                                                ---------     --------    --------     --------     --------
Net income .................................    $ 127,631     $ 19,735    $ 18,908     $(38,643)    $127,631
                                                =========     ========    ========     ========     ========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30, 1995

                                                           Unconsolidated
                                              ---------------------------------------               Consolidated
                                                 Pulte       Guarantor  Non-Guarantor  Eliminating      Pulte
                                              Corporation  Subsidiaries  Subsidiaries    Entries     Corporation
                                              -----------  ------------ -------------  -----------  ------------
Revenues:
  Homebuilding .............................    $     --     $1,294,005    $     --     $     --     $1,294,005
  Mortgage banking and financing:
     Interest and other ....................          --             --      36,366           --         36,366
     Gain on sale of servicing .............          --             --      17,734           --         17,734
  Corporate, principally interest ..........      12,319             --       1,262           --         13,581
                                                --------     ----------    --------     --------     ----------
Total revenues .............................      12,319      1,294,005      55,362           --      1,361,686
                                                --------     ----------    --------     --------     ----------

Expenses:
  Homebuilding:
     Cost of sales .........................          --      1,108,904          --           --      1,108,904
     Selling, general and administrative and
       other expense .......................          --        146,438          --           --        146,438
  Mortgage banking and financing, interest
     and other .............................          --             --      41,413           --         41,413
  Corporate, net ...........................      19,484                      2,880           --         22,364
                                                --------     ----------    --------     --------     ----------
Total expenses .............................      19,484      1,255,342      44,293           --      1,319,119
                                                --------     ----------    --------     --------     ----------
Income (loss) from continuing operations
  before income taxes and equity in  income
  of subsidiaries ..........................      (7,165)        38,663      11,069           --         42,567
Income taxes (benefit) .....................      (3,250)        15,465       5,021           --         17,236
                                                --------     ----------    --------     --------     ----------
Income (loss) from continuing operations
  before equity in  income of subsidiaries .      (3,915)        23,198       6,048           --         25,331
Income from discontinued operations ........       3,430             --       4,175           --          7,605
                                                --------     ----------    --------     --------     ----------
Income (loss) before equity in income of
  subsidiaries .............................        (485)        23,198      10,223           --         32,936
                                                --------     ----------    --------     --------     ----------
Equity in income of subsidiaries:
  Continuing operations ....................      29,246          6,556      23,198      (59,000)            --
  Discontinued operations ..................       4,175             --          --       (4,175)            --
                                                --------     ----------    --------     --------     ----------
                                                  33,421          6,556      23,198      (63,175)            --
                                                --------     ----------    --------     --------     ----------
Net income .................................    $ 32,936     $   29,754    $ 33,421     $(63,175)    $   32,936
                                                ========     ==========    ========     ========     ==========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three months ended September 30, 1995

                                                            Unconsolidated
                                               ---------------------------------------               Consolidated
                                                  Pulte       Guarantor  Non-Guarantor  Eliminating      Pulte
                                               Corporation  Subsidiaries  Subsidiaries    Entries     Corporation
                                               -----------  ------------ -------------  -----------  ------------
Revenues:
 Homebuilding ..............................    $    --     $520,937    $    --         $     --      $520,937
 Mortgage banking and financing:
     Interest and other ....................         --           --     15,488               --        15,488
     Gain on sale of servicing .............         --           --      2,413               --         2,413
 Corporate, principally interest ...........      4,112           --        397               --         4,509
                                                -------     --------    -------         --------      --------
Total revenues .............................      4,112      520,937     18,298               --       543,347
                                                -------     --------    -------         --------      --------

Expenses:
  Homebuilding:
     Cost of sales .........................         --      445,625         --               --       445,625
     Selling, general and administrative and
       other expense .......................         --       49,278         --               --        49,278
 Mortgage banking and financing, interest
     and other .............................         --           --     14,067               --        14,067
 Corporate, net ............................      6,482           --        602               --         7,084
                                                -------     --------    -------         --------      --------
Total expenses .............................      6,482      494,903     14,669               --       516,054
                                                -------     --------    -------         --------      --------
Income (loss) from continuing operations
   before income taxes and equity in  income
   of subsidiaries .........................     (2,370)      26,034      3,629               --        27,293
Income taxes (benefit) .....................       (875)      10,414      1,488               --        11,027
                                                -------     --------    -------         --------      --------
Income (loss) from continuing operations
   before equity in  income of subsidiaries.     (1,495)      15,620      2,141               --        16,266

Income from discontinued operations ........      1,509           --      1,022               --         2,531
                                                -------     --------    -------         --------      --------
Income before equity in income of
 subsidiaries ..............................         14       15,620      3,163               --        18,797
                                                -------     --------    -------         --------      --------
Equity in income of subsidiaries:
 Continuing operations .....................     17,761        1,471     15,620          (34,852)           --
 Discontinued operations ...................      1,022           --         --           (1,022)           --
                                                -------     --------    -------         --------      --------
                                                 18,783        1,471     15,620          (35,874)           --
                                                -------     --------    --------        --------      --------
Net income .................................    $18,797     $ 17,091    $18,783         $(35,874)     $ 18,797
                                                =======     ========    =======         ========      ========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6. Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the nine months ended September 30, 1996

                                                             Unconsolidated
                                                -----------------------------------------               Consolidated
                                                   Pulte       Guarantor    Non-Guarantor  Eliminating      Pulte
                                                Corporation   Subsidiaries   Subsidiaries    Entries     Corporation
                                                -----------   ------------   ------------  -----------  ------------
Continuing operations:
Cash flows from operating activities:
 Income from continuing operations ...........    $  37,932     $  40,504     $  45,556     $(86,060)    $  37,932
 Adjustments to reconcile income from
   continuing operations to net cash flows
   provided by (used in) operating activities:
    Equity in subsidiaries ...................      (45,556)         (879)      (39,625)      86,060            --
    Amortization, depreciation and other .....           64         4,477           940           --         5,481
   Gain on sale of securities ................           --            --       (10,285)          --       (10,285)
  Increase (decrease) in cash due to:
   Inventories ...............................           --      (205,017)           --           --      (205,017)
   Residential mortgage loans
    available-for-sale .......................           --            --        44,571           --        44,571
   Other assets ..............................       (6,827)      (36,967)          662           --       (43,132)
   Accounts payable and accrued liabilities ..        8,641        57,185        (6,827)          --        58,999
Income taxes .................................      (11,334)       26,468         4,602           --        19,736
                                                  ---------     ---------     ---------     --------     ---------
Net cash provided by (used in) operating
 activities ..................................      (17,080)     (114,229)       39,594           --       (91,715)
                                                  ---------     ---------     ---------     --------     ---------
Cash flows from investing activities:
 Proceeds from sale of securities
  available-for-sale .........................           --            --       168,085           --       168,085
 Proceeds from sale of securities held-to-
  maturity ...................................           --            --        12,282           --        12,282
 Principal payments of
  mortgage-backed securities .................           --            --        17,681           --        17,681
 Decrease in funds held by trustee ...........           --            --         4,261           --         4,261
 Dividends received from subsidiaries ........           --        18,000            --      (18,000)           --
 Investment in subsidiaries ..................       (2,295)           --            --        2,295            --
 Advances to affiliates ......................      (55,909)         (749)         (675)      57,333            --
 Other, net ..................................           --        (9,470)       (3,047)          --       (12,517)
                                                  ---------     ---------     ---------     --------     ---------
Net cash provided by (used in) investing
 activities ..................................      (58,204)        7,781       198,587       41,628       189,792
                                                  ---------     ---------     ---------     --------     ---------
Cash flows from financing activities:
 Payment of long-term debt and bonds .........           --            --      (171,695)          --      (171,695)

 Proceeds from borrowings ....................           --        23,595            --           --        23,595
 Repayment of borrowings .....................           --            --       (25,052)          --       (25,052)
 Capital contributions from parent ...........           --            --         2,295       (2,295)           --
 Advances from affiliates ....................           --        82,276       (24,943)     (57,333)           --
 Stock repurchases ...........................      (92,563)           --            --           --       (92,563)
 Dividends paid ..............................       (5,963)           --       (18,000)      18,000        (5,963)
 Other, net ..................................          160            --           113           --           273
                                                  ---------     ---------     ---------     --------     ---------
Net cash provided by (used in)
 financing activities ........................      (98,366)      105,871      (237,282)     (41,628)     (271,405)
                                                  ---------     ---------     ---------     --------     ---------
Net increase (decrease) in cash and
 equivalents - continuing operations .........    $(173,650)    $    (577)    $     899     $     --     $(173,328)
                                                  ---------     ---------     ---------     --------     ---------

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6.  Supplemental Guarantor Information (continued)

               CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30, 1996

                                                     Unconsolidated
                                        -----------------------------------------               Consolidated
                                           Pulte      Guarantor     Non-Guarantor  Eliminating      Pulte
                                        Corporation  Subsidiaries    Subsidiaries    Entries     Corporation
                                        -----------  ------------   -------------  -----------  ------------
Discontinued operations:
Cash flows from operating activities:
 Income from discontinued operations     $ 114,973     $    --      $    546         $(546)      $ 114,973
 Equity in subsidiaries .............         (546)         --            --           546              --
 Tax benefit of net operating losses      (110,000)         --            --            --        (110,000)
 Other changes, net .................       (4,427)         --        (2,308)           --          (6,735)
Cash flows from investing activities:
 Purchase of securities available-
  for-sale ..........................           --          --       (42,209)           --         (42,209)
 Principal payments of mortgage-
  backed securities .................           --          --        36,696            --          36,696
 Net proceeds from sale of investment           --          --         4,100            --           4,100
 Decrease in Covered Assets and FRF
  receivables .......................           --          --        31,215            --          31,215
Cash flows from financing activities:
 Increase in deposit liabilities ....           --          --         5,212            --           5,212
 Repayment of borrowings ............           --          --       (31,560)           --         (31,560)
 Decrease in FHLB advances ..........           --          --        (2,200)           --          (2,200)
                                         ---------     -------      --------         -----       ---------
Net decrease in cash and equivalents-
 discontinued operations ............           --          --          (508)           --            (508)
                                         ---------     -------      --------         -----       ---------
Net increase (decrease) in cash and
 equivalents ........................     (173,650)       (577)          391            --        (173,836)
Cash and equivalents at beginning of
 period .............................      220,782      71,012         3,369            --         295,163
                                         ---------     -------      --------         -----       ---------
Cash and equivalents at end of period    $  47,132     $70,435      $  3,760         $  --       $ 121,327
                                         =========     =======      ========         =====       =========

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6. Supplemental Guarantor Information (continued)

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the nine months ended September 30, 1995


                                                             Unconsolidated
                                                -----------------------------------------               Consolidated
                                                   Pulte      Guarantor     Non-Guarantor  Eliminating      Pulte
                                                Corporation  Subsidiaries    Subsidiaries    Entries     Corporation
                                                -----------  ------------   -------------  -----------  ------------
Continuing operations:
Cash flows from operating activities:
 Income from continuing operations ...........   $ 25,331     $  29,754        $ 29,246     $(59,000)    $  25,331
 Adjustments to reconcile income from
     continuing operations to net cash flows
   provided by (used in) operating activities:
     Equity in subsidiaries ..................    (29,246)       (6,556)        (23,198)      59,000            --
     Amortization, depreciation and other ....         57         3,622           2,107           --         5,786
     Gain on sale of securities ..............         --            --          (1,119)          --        (1,119)
     Increase (decrease) in cash due to:
     Inventories .............................         --      (157,747)             --           --      (157,747)
     Residential mortgage loans
        available-for-sale ...................         --            --          13,449           --        13,449
  Other assets ...............................        163       (15,188)            146           --       (14,879)
  Accounts payable and accrued liabilities ...      1,832        41,033           6,523           --        49,388
  Income taxes ...............................     (6,682)       15,465           5,021           --        13,804
                                                 --------     ---------        --------     --------     ---------
Net cash provided by (used in) operating
 activities ..................................     (8,545)      (89,617)         32,175           --       (65,987)
                                                 --------     ---------        --------     --------     ---------
Cash flows from investing activities:
 Proceeds from sale of securities
   available-for-sale ........................         --            --          10,821           --        10,821
 Principal payments of mortgage-backed
   securities ................................         --            --          35,498           --        35,498
 Increase in funds held by trustee ...........         --            --         (10,102)          --       (10,102)
 Dividends received from subsidiaries ........      3,276        40,000              --      (43,276)           --
 Investment in subsidiaries ..................     (2,286)           --              --        2,286            --
 Advances to affiliates ......................    (68,937)       (2,173)         (2,785)      73,895            --
 Other, net ..................................         --        (9,365)           (924)          --       (10,289)
                                                 --------     ---------         -------     --------     ---------
Net cash provided by (used in) investing
 activities ..................................    (67,947)       28,462          32,508       32,905        25,928
                                                 --------     ---------        --------     --------     ---------
Cash flows from financing activities:
 Payment of long-term debt and bonds .........         --            --         (39,320)          --       (39,320)
 Proceeds from borrowings ....................         --            --          17,293           --        17,293
 Repayment of borrowings .....................         --        (3,821)             --           --        (3,821)
 Capital contributions from parent ...........         --            --           2,286       (2,286)           --
 Advances from affiliates ....................         --        73,541             354      (73,895)           --
 Stock repurchases ...........................    (11,707)           --              --           --       (11,707)
 Dividends paid ..............................     (6,484)                      (43,276)      43,276        (6,484)
 Other, net ..................................         87            --              --           --            87
                                                 --------     ---------        --------     --------     ---------
Net cash provided by (used in)
 financing activities ........................    (18,104)       69,720         (62,663)     (32,905)      (43,952)
                                                 --------     ---------        --------     --------     ---------
Net increase (decrease) in cash and
 equivalents - continuing operations .........   $(94,596)    $   8,565        $  2,020     $     --     $ (84,011)
                                                 --------     ---------        --------     --------     ---------

                               PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6. Supplemental Guarantor Information (continued)

               CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30, 1995

                                                             Unconsolidated
                                                -----------------------------------------               Consolidated
                                                   Pulte      Guarantor     Non-Guarantor  Eliminating      Pulte
                                                Corporation  Subsidiaries    Subsidiaries    Entries     Corporation
                                                -----------  ------------   -------------  -----------  ------------
Discontinued operations:
Cash flows from operating activities:
 Income from discontinued operations .....       $  7,605     $    --        $   4,175     $(4,175)     $   7,605
 Equity in subsidiaries ..................         (4,175)         --               --       4,175             --
 Other changes, net ......................         (3,430)         --           16,411          --         12,981
 Cash flows from investing activities:
 Purchase of securities available-for-sale             --          --          (44,901)         --        (44,901)
 Principal payments of mortgage-
  backed securities ......................             --          --           20,701          --         20,701
 Decrease in Covered Assets and FRF
  receivables ............................             --          --           31,804          --         31,804
Cash flows from financing activities:
 Decrease in deposit liabilities .........             --          --         (128,678)         --       (128,678)
 Repayment of borrowings .................             --          --          (31,560)         --        (31,560)
 Increase in FHLB advances ...............             --          --           19,500          --         19,500
                                                 --------     -------        ---------     -------      ---------
Net decrease in cash and equivalents-
 discontinued operations .................             --          --         (112,548)         --       (112,548)
                                                 --------     -------        ---------     -------      ---------
Net increase (decrease) in cash and
 equivalents .............................        (94,596)      8,565         (110,528)         --       (196,559)
Cash and equivalents at beginning of
 period ..................................        115,546      43,547          122,397          --        281,490
                                                 --------     -------        ---------     -------      ---------
Cash and equivalents at end of period ....       $ 20,950     $52,112        $  11,869     $    --      $  84,931
                                                 ========     =======        =========     =======      =========

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                    ($000's omitted, except per share data)


A summary of Pulte Corporation's operating results by business segment for the three and nine month periods ended September 30, 1996 and 1995 is as follows:

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                              ------------------        -----------------
                                                1996        1995        1996         1995
                                                ----        ----        ----         ----
Pre-tax income (loss):
   Homebuilding operations:
     Pulte Home Corporation .............    $ 32,027     $26,034     $ 66,093     $38,663
   Financial Services operations:
     Mortgage banking - ICM .............         914       2,451        1,465      10,926
     Financing activities ...............         418       1,383       10,614       1,761
                                             --------     -------     --------     -------
   Total Financial Services .............       1,332       3,834       12,079      12,687
   Corporate ............................      (5,942)     (2,575)     (14,590)     (8,783)
                                             --------     -------     --------     -------
Pre-tax income from continuing operations      27,417      27,293       63,582      42,567
Income taxes ............................      10,994      11,027       25,650      17,236
                                             --------     -------     --------     -------
Income from continuing operations .......      16,423      16,266       37,932      25,331
Income from discontinued operations .....     111,208       2,531      114,973       7,605
                                             --------     -------     --------     -------
Net income ..............................    $127,631     $18,797     $152,905     $32,936
                                             ========     =======     ========     =======
Net income per share ....................    $   5.29     $   .69     $   5.95     $  1.20
                                             ========     =======     ========     =======

For the three and nine month periods ended September 30, 1996, pre-tax income
(loss) changed from the comparable periods of 1995 as follows:

o Pre-tax income of the Company's homebuilding operations increased by $5,993 and $27,430, respectively, over the comparable periods of 1995. Such increases are primarily the result of the increased volume of unit settlements during 1996, coupled with an improved gross profit margin, partially offset by a leveraged increase in selling, general and administrative expenses.

o Pre-tax income of the Company's mortgage banking operations decreased $1,537 and $9,461, respectively, from the comparable periods of 1995. This is principally related to $10,148 of gains from the sale of core servicing rights for the nine month period ended September 30, 1995. No core sales occurred during the three month period ended September 30, 1995 or during 1996. The absence of gains from core sales during 1996 was in part offset by an increase in marketing gains and the capitalization of mortgage servicing rights which began on July 1, 1995, with the implementation of Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights.

o Pre-tax income from the Company's financing activities (decreased)/ increased by $(965) and $8,853, respectively, over the comparable periods of 1995 primarily due to timing of gains from the sales of collateral during 1996 and 1995.

o Pre-tax loss from corporate operations increased $3,367 and $5,807, respectively, from the comparable periods of 1995. Such increases are related to higher net interest expense and administrative expenses related to the Company's strategic operating initiatives.

o The increase in income from discontinued operations is due to recognition of $110,000 of tax benefits associated with net operating losses.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

The following table presents selected financial data for Pulte Home Corporation (Pulte) for the three and nine month periods ended September 30, 1996 and 1995.

                                        Three Months Ended         Nine Months Ended
                                           September 30,            September 30,
                                       ---------------------    ------------------------
                                         1996         1995         1996          1995
                                         ----         ----         ----          ----
Unit settlements:
 Pulte Home North .................         614         632          1,615         1,496
 Pulte Home South .................       1,157         813          2,968         2,134
 Pulte Home Central ...............       1,217       1,273          3,390         2,975
 Pulte Home West ..................         789         594          2,107         1,711
                                       --------    --------     ----------    ----------
                                          3,777       3,312         10,080         8,316
                                       ========    ========     ==========    ==========
Net new orders - units:
 Pulte Home North .................         590         619          1,906         1,889
 Pulte Home South .................       1,285       1,102          3,732         2,864
 Pulte Home Central ...............         896       1,434          3,420         4,014
 Pulte Home West ..................         658         709          2,224         2,012
                                       --------    --------     ----------    ----------
                                          3,429       3,864         11,282        10,779
                                       ========    ========     ==========    ==========
Net new orders - dollars ..........    $538,000    $598,000     $1,804,000    $1,667,000
                                       ========    ========     ==========    ==========
Backlog at September 30 - units:
 Pulte Home North .................                                   1,029           838
 Pulte Home South .................                                   1,715         1,285
 Pulte Home Central ...............                                   1,317         1,786
 Pulte Home West ..................                                     840           841
                                                                 ----------    ----------
                                                                      4,901         4,750
                                                                 ==========    ==========
Backlog at September 30 - dollars..                              $  810,000    $  760,000
                                                                 ==========    ==========
Revenues ..........................    $614,710    $ 520,937     $1,599,213    $1,294,005
Cost of sales .....................     521,773      445,625      1,363,362     1,108,904
Selling, general and
 administrative expense ...........      55,367       46,722        156,328       134,969
Interest (A) ......................       4,762        3,745         12,085         8,595
Other (income) expense, net .......         781       (1,189)         1,345         2,874
                                       --------    ---------     ----------    ----------
Pre-tax income ....................    $ 32,027    $  26,034     $   66,093    $   38,663
                                       ========    =========     ==========    ==========
Average sales price ...............    $    163    $     157     $      159    $      156
                                       ========    =========     ==========    ==========

Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are sold.

    The number of active communities as of the end of each respective period are as follows:

                 September 30, 1996...........    390
                 June 30, 1996................    379
                 March 31, 1996...............    380
                 December 31, 1995............    352
                 September 30, 1995...........    355

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Pulte conducts its domestic homebuilding operations through 41 markets in 25 states and Puerto Rico which are organized into four operating companies - Pulte Home North (PHN), Pulte Home South (PHS), Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 41 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during the three and nine month periods ended September 30, 1996.

Net new orders during the third quarter of 1996 decreased approximately 11% from the record level set during the third quarter of 1995, which was a 48% increase over the same period in 1994. All operating companies experienced slowdowns in net new order activity during the quarter, with the exception of PHS which recorded a 17% increase in units compared with the third quarter of 1995 due to an increase in number of active communities and favorable response to new product, especially in the Carolinas. The declining trend in net new order rates has continued to date into the fourth quarter.

Due to the strong order activity experienced in the first four months of 1996, net new orders during the nine months ended September 30, 1996 did not decrease as significantly as those during the third quarter of 1996. For the nine months ended September 30, 1996, net new orders decreased 5% compared with the comparable period last year. Only PHC recorded net new orders less than 1995 on a year-to-date basis, due in part to delays in start-up of new projects. In the other operating companies, both existing and new markets have contributed to the positive year-over-year net new order comparisons.

Settlements during the three and nine months ended September 30, 1996 increased 14% and 21%, respectively, over the same periods in 1995. The settlement activity during the third quarter and first nine months of 1996 was supported by the record backlog at December 31, 1995, as well as the strong net new order activity during the first four months of 1996. Settlements in PHN during the third quarter of 1996 were less than the same period of 1995 due to weather conditions which caused production delays during the quarter. In PHC, the year-to-date decrease in net new orders resulted in third quarter settlements which were less than the third quarter of 1995.

The average selling price during the third quarter of 1996 was $163, an increase from the average selling price of $157 in the prior year quarter. The increase in average selling price was due primarily to product mix, as all operating companies except PHS had settlements on higher priced product.

Gross profit margins were 15.1% and 14.7% for the three and nine months ended September 30, 1996, respectively, compared with 14.5% and 14.3%, respectively, in the comparable prior year periods. During the first nine months of 1995, the Company's gross profit margins were impacted by competitive market conditions and excess industry inventory levels. The level of demand for new housing experienced during the second half of 1995 and the first four months of 1996, especially in certain PHS and PHC markets, resulted in improved gross profit margins for units settled during the first nine months of 1996 as compared to similar periods in 1995. In addition, the improvement in gross profit margins for the third quarter and first nine months of 1996 is due in part to the Company's ongoing process improvement initiatives focused on lowering house costs through improved operational efficiencies. The continued slowdown in net new order activity, together with competitive conditions in many of the Company's markets, will challenge the Company's ability to achieve sequential or year-over-year improvements in gross profit margins during the fourth quarter of 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Selling, general and administrative expenses for the three and nine months ended September 30, 1996 increased $8,645 and $21,359, respectively, over the same periods in 1995. The increase in selling, general and administrative expenses for both the three and nine month periods is partially related to an increase in the number of selling communities compared to the prior year. In addition, selling, general and administrative expense for the three months ended September 30, 1996 includes costs associated with weather delays throughout several of our East Coast markets combined with expenses related to two recently completed acquisitions in Jacksonville, Florida and Rhode Island. As a percent of revenue, selling, general and administrative expense was approximately 9.0% in the third quarters of 1996 and 1995. For the first nine months of 1996, selling, general and administrative expense was 9.8% of revenue, compared with 10.4% in the first nine months of 1995. The better leverage on a year-to-date basis is a result of increased operating efficiencies in both new and existing markets and increased unit settlements in the Company's new markets.

Other expense, net, includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. For the three and nine months ended September 30, 1995, the category includes income from the settlement of certain litigation for amounts in excess of the amounts previously included in the financial statements of the Company. For the nine months ended September 30, 1996, other expense, net, was favorably impacted by improved results for BSL compared to the same period a year ago.

Effective July 1, 1996, the Company acquired certain assets of North Florida Classic Homes of Jacksonville, Florida, which consisted of land and homes under construction in 12 residential communities, as well as the right to use the "North Florida Classic Homes" name in the Company's homebuilding operations.

Effective September 1, 1996, the Company acquired certain assets of LeBlanc Homes, Rhode Island's largest homebuilder. The acquisition includes land and homes under construction in eight residential communities, seven of which are located in Rhode Island and one in Plymouth County, Massachusetts. The agreement also includes the right to use the "LeBlanc Homes" name in the Company's homebuilding operations.


Information related to interest in inventory is as follows:

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                               ------------------      -----------------
                                                1996      1995          1996       1995
                                              ---------  --------     --------   --------
    Interest in inventory at
     beginning of period....................    $13,421  $ 11,867     $ 12,261   $ 8,053
    Interest capitalized....................      4,391     4,362       12,874    13,026
    Interest expensed.......................     (4,762)   (3,745)     (12,085)   (8,595)
                                               --------  --------     --------   -------
    Interest in inventory at end of period..    $13,050  $ 12,484     $ 13,050   $12,484
                                                =======  ========     ========   =======

At September 30, 1996, Pulte owned approximately 29,200 lots in communities in which homes are being constructed. In addition, Pulte had approximately 16,800 lots under option.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

Mortgage Banking Operations:

The Company's mortgage banking operations are conducted by ICM Mortgage Corporation (ICM).

The following table presents mortgage origination data for ICM:

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                     -------------------   -------------------
                                       1996       1995       1996       1995
                                     --------   --------   --------   --------
Production:
  Total originations:
    Loans .......................       2,628      3,039      7,685      8,011
                                     ========   ========   ========   ========
    Principal ...................    $320,800   $347,000   $912,000   $893,000
                                     ========   ========   ========   ========
  Funded originations:
    Loans .......................       2,431      2,696      7,116      6,895
                                     ========   ========   ========   ========
    Principal ...................    $291,400   $300,700   $829,300   $746,700
                                     ========   ========   ========   ========
  Originations for Pulte customers:
    Loans .......................       1,953      1,923      5,422      4,642
                                     ========   ========   ========   ========
    Principal ...................    $251,600   $237,000   $680,000   $571,300
                                     ========   ========   ========   ========

Mortgage origination volume for the nine months ended September 30, 1996 increased 2% over the first nine months of 1995, while origination volume for the third quarter decreased 8% from the prior year quarter. ICM has continued its emphasis on expanding in Pulte's existing and new markets and, as a result, the volume of originations for Pulte customers has increased, comprising 75% of total production for the first nine months of 1996, compared with 64% of total production for the same period in 1995. Origination volume for Pulte customers was also higher for the three months ended September 30, 1996, compared with the same period in 1995. For both the three and nine months ended September 30, 1996, originations for non-Pulte customers have declined. ICM continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in ICM's strategy or use of derivative financial instruments in this regard.

During the three and nine months ended September 30, 1996, pricing and marketing gains increased by $540 and $10,079, respectively, compared with the same periods of 1995. The increase was due in part to higher volume of servicing retained originations during 1996 compared with 1995, and higher market value of originated servicing rights. In addition, effective July 1, 1995, ICM adopted SFAS No. 122 which requires that the costs associated with originating mortgage servicing rights be recognized as an asset, shifting the gains from sale of servicing rights to sale of mortgage loans.

During the nine months ended September 30, 1995, ICM recorded pre-tax gains on sales of its core mortgage servicing portfolio of $10,148, all of which was recorded during the first half of 1995. In addition, as part of its normal operations, during the three and nine month periods ended September 30, 1995, ICM recorded gains on sale of non-core mortgage servicing rights of $2,413 and $7,586, respectively. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of repositioning ICM to concentrate on its primary business of providing mortgage financing for Pulte's homebuyers. ICM expects to continue to sell mortgage servicing rights as part of normal operations on a three to five month lag from the time of origination.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

Servicing fee income for the three and nine month periods ended September 30, 1996 decreased from the comparable 1995 periods due to the sale of the core mortgage servicing portfolio discussed above. Mortgage origination fees also decreased due to a decrease in the amount of non-funded originations compared with the prior year.

Net interest income decreased by $626 for the nine months ended September 30, 1996, compared with the first nine months of 1995, primarily due to dividends paid by ICM to its parent, Pulte, throughout 1996 and during the first quarter of 1995. The result of the dividends is an increased leverage position, incurring higher interest expense and reducing net interest income. In the three month period ended September 30, 1996, net interest income increased by $146, as the effect of the dividend payments was offset by an increased interest rate spread compared with the third quarter of 1995.

At September 30, 1996, loan application backlog was $342,000, compared with $429,000 at September 30, 1995.

Financing Activities:

The Company's secured financing operations are conducted by Pulte Financial Companies, Inc. (PFCI) through its subsidiary corporations. Prior to 1989, the PFCI subsidiaries engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. Since 1989, the PFCI subsidiaries have been liquidating their collateral portfolios and related bonds outstanding. At September 30, 1996, two bond series with an aggregate principal amount of $54,402 remained outstanding. PFCI expects to recognize final financial statement impact of these last two series over the course of the next several quarters. PFCI's pre-tax operating income was $418 and $10,614, respectively, for the three and nine month periods ended September 30, 1996, compared with $1,383 and $1,761, respectively, for the comparable periods in 1995. During the three and nine month periods ended September 30, 1996, PFCI recorded net gains on sales of collateral of $292 and $10,285, respectively, compared with $1,119 during the three and nine months ended September 30, 1995. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios. When PFCI completes the liquidation of its collateral portfolios and related bonds outstanding, PFCI will cease to operate.

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

The following table presents corporate results of operations for the three and nine month periods ended September 30, 1996 and 1995:

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      ------------------   ------------------
                                       1996      1995       1996       1995
                                       ----      ----       ----       ----
     Net interest expense.........    $2,084     $  154    $ 4,296    $  350
     Other corporate expenses, net     3,858      2,421     10,294     8,433
                                      ------     ------    -------    ------
     Loss before income taxes.....    $5,942     $2,575    $14,590    $8,783
                                      ======     ======    =======    ======


The increased loss for the three and nine month periods ended September 30, 1996, compared with the same periods in 1995, is due to increased net interest expense as a result of the issuance of $125,000 of 7.3% unsecured Senior Notes in the fourth quarter of 1995, and additional administrative expenses related to the Company's strategic operating initiatives, including Mexico operations. During the three and nine month periods ended September 30, 1996, the Company recorded losses of $266 and $892, respectively, compared with $59 and $1,411, respectively, for the comparable periods in 1995. Included in Mexico's loss for the three and nine month periods ended September 30, 1995 are the Company's share of Mexico joint venture foreign currency losses which amounted to $175 and $1,197, respectively. During the three and nine month periods ended September 30, 1996, there were no significant foreign currency gains or losses.

Pulte conducts its Mexico homebuilding operations in the cities of Monterrey, Juarez and Mexico City through three joint venture investments owned by foreign subsidiaries. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company carries its net investment in the Monterrey venture at approximately $4,900 as of September 30, 1996. The Company intends to liquidate the Monterrey assets in the normal course of business. The Company carries its net investment in the Juarez joint venture at approximately $6,300 as of September 30, 1996. On October 2, 1996, the Company announced that its Juarez joint venture has entered into an agreement with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics Inc., to construct approximately 500 homes in Mexico over the next several years for Sony Magnetico's employees. This is the second such agreement into which the Company has entered. During the second quarter, the Company's Juarez joint venture entered into an agreement with Delphi Automotive Systems, a division of General Motors Corporation, to construct up to 6,000 homes for GM's employees in Mexico over a three-year period beginning in August 1997. The Company has also entered into a joint venture to build 20 middle income housing units in Mexico City. The Company's investment in this joint venture was $300 as of September 30, 1996.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Liquidity and Capital Resources:

Continuing Operations:

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash, its $250,000 committed unsecured revolving credit facility, the remaining outstanding balance of $22,405 of Pulte's previously issued unsecured Senior Subordinated Debentures, due 1999, the Company's $100,000, 7% unsecured Senior Notes, due 2003, the Company's $115,000, 8.375% unsecured Senior Notes, due 2004 and the Company's $125,000, 7.3% unsecured Senior Notes, due 2005. In addition, the Company has other committed and uncommitted credit lines, which at September 30, 1996 consisted of $10,000 and $250,000 related to Pulte and ICM operations, respectively. During 1996, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned debt.

In addition, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. There were no borrowings under the Company's $250,000 unsecured revolving credit facility during the nine month period ended September 30, 1996. The Company's mortgage banking subsidiary (ICM) provides mortgage financing for many of its home sales. ICM uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 1996 amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $87,417 of borrowings outstanding under the $250,000 (ICM) arrangement at September 30, 1996. Mortgage loans originated by ICM are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The following table depicts the status of the Company's share repurchase program as of September 30, 1996:

                                                             Share Repurchases
                                             -------------------------------------------------
              Authorization                      Year ended                  Months ended
      --------------------------------           December 31,              September 30, 1996
                                             --------------------     ------------------------
          Date             # of Shares         1994        1995           Three        Nine
      -------------         ----------       --------   ---------       --------     --------
      November 1994         1,000,000         123,500     542,068             --       334,432
      March 1996            1,000,000              --          --             --     1,000,000
      April 1996            1,000,000              --          --         54,100     1,000,000
      July 1996             1,000,000              --          --      1,000,000     1,000,000
      August 1996           1,000,000              --          --        213,000       213,000
                            ---------        --------   ---------     ----------    ----------
                            5,000,000         123,500     542,068      1,267,100     3,547,432
                            =========        ========   =========     ==========    ==========
      Reacquisition price                    $  2,403   $  11,707     $   31,717    $   92,563
                                             ========   =========     ==========    ==========

Subsequent to September 30, 1996, the Company has repurchased 226,000 shares related to the August 20, 1996 repurchase authorization at an aggregate repurchase price of $6,047.

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

During the three months ended September 30, 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded. However, management believes that it is more likely than not that these benefits will be realized

The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating with the FDIC and is involved in litigation with the FDIC. Although there is no certainty as to the time of resolution, the Company believes that this matter might be resolved within the next twelve months. At September 30, 1996, the Company had a remaining investment in First Heights of approximately $30,000.

                          PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        Exhibit number and description                             Page Number
        ------------------------------                             -----------

        11  Statement Regarding Computation of
              Per Share Earnings                                        32

        27  Financial Data Schedule

        All other exhibits are omitted from this report because they are not applicable.



        Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PULTE CORPORATION




                                             /s/ MICHAEL D. HOLLERBACH
                                            --------------------------
                                             Michael D. Hollerbach
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)


                                             /s/ VINCENT J. FREES
                                            --------------------------
                                             Vincent J. Frees
                                             Vice President and Controller
                                             (Principal Accounting Officer)

                                             Date: November 13, 1996