Form 10-K
period 1996-12-31
PULTE CORP
filed 1997-03-06
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-9804
                               ----------------
                              PULTE CORPORATION
            (Exact name of registrant as specified in its charter)

           MICHIGAN                                           38-2766606
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    33 Bloomfield Hills Parkway, Suite 200
                       Bloomfield Hills, Michigan 48304
             (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (810) 647-2750
         Securities registered pursuant to Section 12(b) of the Act:

    Title of each class             Name of each exchange on which registered
    -------------------             -----------------------------------------
Common Stock, par value $.01                  New York Stock Exchange


         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES __ X __   NO _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 1997: $589,575,313

Number of shares of common stock outstanding as of January 31, 1997:
23,271,655

                     Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.
=============================================================================




                              PULTE CORPORATION
                              TABLE OF CONTENTS


     Item                                                                       Page
      No.                                                                        No.
     ----                                                                       ----

           Part I
     1     Business..........................................................     3
     2     Properties........................................................     8
     3     Legal Proceedings.................................................     8
     4     Submission of Matters to a Vote of Security Holders...............     9
     4A    Executive Officers of the Registrant..............................     9
           Part II
     5     Market for the Registrant's Common Equity and Related
              Stockholder Matters............................................    10
     6     Selected Financial Data...........................................    11
     7     Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................    13
     8     Financial Statements and Supplementary Data.......................    21
     9     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...........................................    61
           Part III
     10    Directors and Executive Officers of the Registrant................    61
     11    Executive Compensation............................................    61
     12    Security Ownership of Certain Beneficial Owners and Management....    61
     13    Certain Relationships and Related Transactions....................    61
           Part IV
     14    Exhibits, Financial Statement Schedules and Reports on
              Form 8-K.......................................................    61
Signatures...................................................................    73

                                    PART I


ITEM 1.  BUSINESS

Pulte Corporation

Pulte Corporation (the Company) is the publicly held parent corporation of the Pulte Home Corporation (Pulte) group of companies. The Company is a holding company and its assets consist principally of the capital stock of its subsidiaries, cash and investments. Its income primarily consists of dividends from its subsidiaries and interest on investments. The Company's direct subsidiaries consist of Pulte Financial Companies, Inc. (PFCI) and Pulte Diversified Companies, Inc. (PDCI). PDCI's direct subsidiaries are Pulte and First Heights Bank, a federal savings bank (First Heights). ICM Mortgage Corporation (ICM) is a direct subsidiary of Pulte.

The Company conducts operations in two primary business segments: homebuilding, through Pulte and its homebuilding subsidiaries, and financial services, principally through the Company's mortgage banking subsidiary
(ICM). The operations of PFCI's limited purpose subsidiaries are expected to cease during the first half of 1997 (See Other Financial Subsidiaries in the following discussion of the Company's business). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations. (See Note 3 of Notes to Consolidated Financial Statements.)

During 1996, the Company celebrated the 40th anniversary of its incorporation and its 40th consecutive year of operating profitability.

Homebuilding Operations

Pulte builds a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Nearly tripling both its housing sales (settlements) and net new orders since 1990, Pulte earned the distinction as the nation's largest homebuilder with 1996 sales of over 14,600 homes and nearly 175,000 homes since its inception. Additionally, during 1996, Pulte was recognized as "America's Best Builder" by the National Association of Home Builders, the industry's trade association, and by Builder Magazine, one of the industry's leading trade publications.

The Company believes that its customer-focused approach has allowed it to quickly identify and target emerging niches, including the mature buyer (home buyers age 50 and over) and affordable housing segments. Initiatives focusing on affordable housing, most notably the Canterbury Community concept (affordable site-built homes), are currently offered or under way in eight markets nationwide. In addition, 24 new communities targeted at the affordable housing and mature buyer housing segments were opened during 1996 and over 75% of Pulte's planned new community openings in 1997 are targeted at these two segments.

As of December 31, 1996, Pulte offered homes for sale in 395 communities at sales prices ranging from $45,000 to over $600,000. Sales prices of homes currently offered for sale in 75% of Pulte's communities fall within the range of $75,000 to $225,000 with a 1996 average unit selling price of $159,000. Sales of single-family detached homes, as a percentage of total unit sales, were 77%, 73% and 75% in 1996, 1995 and 1994, respectively. As of December 31, 1996, Pulte operated in 41 markets within the following geographic areas:

     Pulte Home North - Delaware, Maryland, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Virginia

     Pulte Home South - Georgia, Florida, North Carolina, South Carolina, Puerto Rico

     Pulte Home Central - Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio, Texas, Wisconsin

     Pulte Home West - Arizona, California, Colorado, Nevada, Utah

The following table sets forth for-sale housing unit sales (settlements), average sales prices, net new orders and backlog of orders (any of which may be canceled):

                                                        Years ended December 31,
                                         ---------------------------------------------------
                                            1996      1995       1994       1993       1992
                                            ----      ----       ----       ----       ----
Unit settlements:
   Pulte Home North.................        2,414      2,213      2,003     1,863      1,651
   Pulte Home South.................        4,653      3,389      2,734     2,050      1,632
   Pulte Home Central...............        4,589      4,403      3,577     3,432      2,827
   Pulte Home West..................        3,017      2,451      2,828     2,453      1,918
                                         --------   --------   --------  --------   --------
Total unit settlements..............       14,673     12,456     11,142     9,798      8,028
                                         ========   ========   ========  ========   ========
Average sales price.................     $159,000   $155,000   $147,000  $139,000   $134,000
                                         ========   ========   ========  ========   ========
Net new orders - units:
   Pulte Home North.................        2,452      2,506      2,003     1,848      1,704
   Pulte Home South.................        4,720      3,785      2,589     2,317      1,782
   Pulte Home Central...............        4,282      4,943      3,410     3,420      3,130
   Pulte Home West..................        2,989      2,634      2,559     2,665      2,156
                                         --------   --------   --------  --------   --------
Total net new orders................       14,443     13,868     10,561    10,250      8,772
                                         ========   ========   ========  ========   ========
Markets, end of year................           41         39         32        26         25
                                         ========   ========   ========  ========   ========
Active Communities, end of year.....          395        352        294       239        206
                                         ========   ========   ========  ========   ========
                                                           At December 31,
                                         ---------------------------------------------------
                                            1996      1995       1994       1993       1992
                                            ----      ----       ----       ----       ----
Backlog - units:
   Pulte Home North.................          776        738        445       445        460
   Pulte Home South.................        1,018        951        555       700        433
   Pulte Home Central...............          980      1,287        747       914        926
   Pulte Home West..................          695        723        540       809        597
                                         --------   --------   --------  --------   --------
   Total backlog....................        3,469      3,699      2,287     2,868      2,416
                                         ========   ========   ========  ========   ========
Backlog, in thousands of dollars....     $598,000   $606,246   $386,848  $419,978   $340,167
                                         ========   ========   ========  ========   ========
Backlog average sales price ........     $172,000   $164,000   $169,000  $146,000   $141,000
                                         ========   ========   ========  ========   ========

Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Land Acquisition and Development

Locations for development are selected after completing extensive market research, enabling Pulte to match the location and product offering with its targeted consumer group. Factors considered include proximity to developed areas, population growth patterns and, if applicable, estimated development costs. Pulte has historically managed the risk of controlling its land positions through use of option contracts and outright acquisition. Due to the competitive market conditions of recent years, obtaining satisfactory option terms to allow Pulte to control what it believes are prime development locations in each of its respective markets has become increasingly more difficult. As a result, Pulte has utilized outright acquisition more frequently. Pulte typically controls land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain mature buyer developments for which the completion of housing unit sales may require 60 months from the date of opening a community. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, Pulte occasionally disposes of land owned not required in its business. Where Pulte develops land, it engages directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, and constructing roads, sewers, water and drainage facilities, and other amenities. Pulte uses its staff and the services of independent engineers and consultants in its land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 1996, Pulte owned approximately 29,100 lots in communities in which homes are being constructed. In addition, Pulte had approximately 15,600 lots under option.

Sales and Marketing

Pulte dedicates itself to improving the quality and value of its homes through what it believes are innovative architectural and community designs and state-of-the-art marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, Pulte segments its potential customers into well-defined buyer profiles. Once the demands of potential buyers are understood, Pulte links its home design and community development efforts to the specific lifestyle of each targeted consumer group.

To meet the demands of its various customer segments, Pulte has established a solid design expertise for a wide array of product lines. Pulte believes that it is an innovator in the design of its homes, and it views its design capacity as an integral aspect of its marketing strategy. Pulte's in-house architectural services teams and management, supplemented by outside consultants, have been successful in creating distinctive design features, both in exterior facades, and interior options and features. One of Pulte's strategies in certain markets has been to offer "the complete house" in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, flooring, carpet and appliances, with the buyer having selection options as to the type of flooring and carpet.

Typically, Pulte's own sales team, together with outside sales brokers, are responsible for the sales of its homes. Fully furnished and landscaped model homes are used to showcase Pulte's homes and their distinctive design features. Pulte has great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through ICM. Pulte also enjoys strong sales to the move-up buyer and, in certain markets, offers semi-custom homes in higher price ranges. Pulte introduces its homes to prospective buyers through a variety of media advertising, illustrated brochures and other advertising displays. Customers also are obtained through referrals from other Pulte customers. Also, Pulte recently added market and specific community information to its internet home page which can be reached at http://www.pulte.com.

Construction

Pulte normally designs the homes it sells and builds such homes under the supervision of its on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. Pulte believes that Pulte Preferred Partnerships (P3), an extension of its quality control program, is establishing new standards for contractor relations. Using a selective process, Pulte has teamed up with what it believes are premier contractors and suppliers to improve all aspects of the development and construction process.

Pulte attempts to maintain efficient operations by using standard materials and components from a variety of sources and, when feasible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies, materials and major appliances are generally negotiated at or near the time when related sales contracts are signed. Pulte cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and has, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

A Pulte subsidiary operates facilities in the greater metropolitan Washington, D.C., area, Charlotte, Raleigh, Atlanta, Orlando and North East, Maryland, which provide building materials to certain Pulte operating divisions as well as unaffiliated customers.

Competition and Other Factors

Pulte employs a consumer-products orientation based upon customer care and brand recognition it believes is unique in the home building industry and a significant factor in its long-term competitive advantage. However, the housing industry in the United States is highly competitive. In each of Pulte's market areas, there are numerous homebuilders with which it competes. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor of Pulte. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing. Pulte competes primarily on the basis of reputation, price, location, design and quality of its homes. The housing industry is cyclical and is affected by a number of economic and other factors including: (1) significant national and world events which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, Pulte's business and operations could be affected by unanticipated shifts in demand for new homes.

Pulte's operations are subject to building, environmental and other regulations of various state and local authorities. For its homes to qualify for Federal Housing Administration (FHA) or Veterans Administration (VA) mortgages, Pulte must satisfy valuation standards and site, material and construction requirements of those agencies. Compliance by Pulte with federal, state and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or the competitive position of Pulte. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

Financial Services Operations

The Company's financial services operations are conducted by its mortgage banking and other financial subsidiaries.

Mortgage Banking

ICM is a mortgage banker which arranges financing through the origination of mortgage loans primarily for the benefit of buyers of Pulte's homes, but also to the general public, and engages in the sale of such loans and the related servicing rights. ICM is a lender approved by the FHA and VA and is a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In its conventional mortgage lending activities, ICM generally follows underwriting guidelines established by FNMA and FHLMC.

During 1996, ICM reorganized its operations by centralizing its mortgage underwriting, processing and closing functions in Denver, Colorado, through the implementation of a mortgage operations center (MOC) concept. ICM believes the MOC will improve the speed and efficiency of its mortgage operations, thus improving profitability and allowing its field personnel to focus on creating mortgage opportunities with Pulte customers.

In originating mortgage loans, ICM initially uses its own funds and borrowings made available to it pursuant to various credit arrangements. Subsequently, ICM sells such mortgage loans and mortgage-backed securities to outside investors. During each of the years ended December 31, 1996, 1995 and 1994, ICM originated mortgage loans for 49% of the homes sold by Pulte. Such originations represented 72%, 62% and 41%, respectively, of ICM funded originations. Approximately 38%, 50% and 49% of the total loans originated by ICM during the years ended December 31, 1996, 1995 and 1994, respectively, were insured by the FHA or partially guaranteed by the VA.

Prior to 1994, ICM had retained most of the servicing rights related to mortgage loans it had originated and, thus, accepted the risks inherent in servicing. Beginning in 1994, ICM changed its strategy to sell originated mortgage servicing on a flow basis. In addition, during the second half of 1994 and first half of 1995, ICM sold a significant portion of its core mortgage servicing portfolio. At December 31, 1996, the outstanding balance of ICM's owned servicing portfolio was $394,000,000 (3,744 loans) as compared with $368,000,000 (3,852 loans) and $1,143,000,000 (12,557 loans) at December
31, 1995 and 1994, respectively. At December 31, 1996, approximately 32% of such servicing portfolio was insured by the FHA or partially guaranteed by the VA, compared to 41% at December 31, 1995.

The mortgage industry in the United States is highly competitive. ICM competes with other mortgage companies and financial institutions to provide attractive mortgage financing to both Pulte customers and the general public. ICM, in originating and servicing mortgage loans, is subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC.

Other Financial Subsidiaries

Other financing activities are conducted by the limited purpose subsidiaries of PFCI. Such subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities from ICM and unrelated parties financed principally through long-term bonds which are secured only by such mortgage loans and mortgage-backed securities. At December 31, 1996, one bond series with a principal amount of $45,304,000 was outstanding. It is anticipated that this bond series and the related collateral will be sold by the middle of 1997. Such bonds are the obligations of the applicable PFCI issuer subsidiary; they are neither obligations of, nor guaranteed by, the Company, PDCI, Pulte, ICM or PFCI. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Financial Subsidiaries and Note 6 of Notes to Consolidated Financial Statements.)

Discontinued Operations

During 1994, the Company announced its strategy to exit the thrift industry and increase its focus on homebuilding and related mortgage banking. First Heights sold substantially all of its bank branches and related liabilities (primarily deposits), plus certain other assets. The sale was completed during the fourth quarter of 1994. Accordingly, such operations have been presented as discontinued. Included in the sale were assets, primarily consumer and commercial loans, of $116,886,000 and liabilities, primarily deposits, of $1,205,047,000. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and borrowed $127,000,000 from the Federal Deposit Insurance Corporaiton (FDIC). One remaining retail branch office continues to operate in Houston. First Heights is subject to regulation by the Office of Thrift Supervision (OTS) and the FDIC. Specific regulations include, among others, capital maintenance requirements, liquidity maintenance requirements, limitations on the growth of total liabilities, limitations on the type and amount of its investments, restrictions on transactions with affiliates, and limitations on dividends paid to PDCI. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations, and Note 3 of Notes to Consolidated Financial Statements.) The Company is engaged in litigation with the FDIC in connection with its thrift activities. (See Item 3 Legal Proceedings).

Corporate

Corporate is a nonoperating segment that is comprised of the Company and PDCI, both of which are holding companies. Its primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and nurturing to maturity strategic initiatives centered around new business development and improving operating efficiencies. Examples of past and present strategic initiatives include:

o international expansion into Mexico and pursuit of additional international opportunities;

o affordable housing opportunities, through both the Canterbury Communities concept and use of manufactured and/or modular housing products;

o   mature buyer/active adult housing opportunities;

o Pulte's materials supply chain management in order to gain efficiencies in its materials procurement process; and

o   non-traditional building components.

Corporate assets include equity investments in its subsidiaries, short-term financial instruments and affiliate advances. Its liabilities include senior and subordinated debt and income taxes. Corporate revenues consist primarily of investment earnings of excess funds, while its expenses include costs associated with supporting its subsidiaries' operations and investigating strategic initiatives.

Organization/Employees

All subsidiaries and operating divisions operate in an autonomous fashion with respect to day-to-day operations. All homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by operating company and/or senior corporate management.

At December 31, 1996, the Company employed approximately 4,400 persons. Employees of the Company and its subsidiaries are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding division, mortgage banking and financing management personnel are paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable division or subsidiary. The Company's corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 7 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although the Company's senior corporate management acts in an advisory capacity in the employment of subsidiary officers. The Company considers its employee and subcontractor relations to be satisfactory.

ITEM 2.  PROPERTIES

The Company's and Pulte's corporate offices are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan, 48304, where 34,559 square feet of office space is leased. ICM's and PFCI's corporate offices are located at 6061 South Willow Drive, Greenwood Village, Colorado, 80111. At this location, 47,400 square feet of office space is leased. Pulte building divisions and ICM branch operations generally lease office space for their day-to-day operations. Pulte's subsidiary which provides building materials owns three warehouses totaling 196,000 square feet and leases 77,000 square feet of warehouse space in metropolitan Washington, D.C., leases a 91,000 square foot warehouse facility in Charlotte, owns a 112,000 square foot warehouse facility in Atlanta, leases a 56,000 square foot warehouse facility in Raleigh, owns a 47,000 square foot warehouse facility in Orlando and leases 109,000 square feet of warehouse space in North East, Maryland.

Because of the nature of Pulte's homebuilding operations, significant amounts of property are held as inventory in the ordinary course of its homebuilding business. Such properties are not included in response to this Item.

First Heights' administrative offices and it remaining retail branch office are located in leased space at 2727 North Loop West, Suite 150, Houston, Texas 77008.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business. In the opinion of management, none of this litigation will have a material adverse financial impact on the Company.

Federal Deposit Insurance Corporation

The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Defendants"). The second lawsuit (the "Court of Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Defendants against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Company disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Company disputes the FDIC's claims and believes that a proper interpretation of the assistance agreement limits the

FDIC's participation in the tax benefits to amounts established on First Heights' books. The Company had filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects and an injunction against the FDIC. On December 24, 1996, the Pulte Defendants voluntarily obtained a dismissal without prejudice of certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Claims Case. The Court of Claims Case contains essentially the same claims as were voluntarily dismissed from the District Court Case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to all officers (including executive officers) of the Company as of December 31, 1996.

                                                                           Year Became
Name                     Age   Position                                     An Officer
----                     ---   --------                                     ----------
William J. Pulte         64    Chairman of the Board                           1956
Robert K. Burgess        52    President and Chief Executive Officer           1984
Michael D. Hollerbach    43    Executive Vice President and
                                  Chief Financial Officer                      1989
James N. Anderson        57    Senior Vice President                           1994
William J. Crombie       49    Senior Vice President                           1989
Michael A. O'Brien       44    Senior Vice President                           1993
John S. Brennan          42    Vice President                                  1995
David Ebling             60    Vice President                                  1981
Vincent J. Frees         46    Vice President and Controller                   1995
Gregory M. Nelson        41    Vice President                                  1993
John R. Stoller          48    Vice President, General Counsel and Secretary   1990
James A. Weissenborn     39    Vice President and Treasurer                    1993

The following is a brief account of the business experience during the past five years through December 31, 1996 of each officer:

Mr. Pulte was appointed Chairman of the Board in January 1991 and Co-Chairman of the Executive Committee in April 1990. Previously, Mr. Pulte was Chairman of the Executive Committee of the Board of Directors. Mr. Pulte served as Chief Executive Officer from January 1991 through December 1992. He has been a Director of the Company since 1956.

Mr. Burgess has been President since October 1985. In addition, Mr. Burgess was appointed Chief Executive Officer in January 1993. He has been a Director of the Company since 1985.

Mr. Hollerbach has been Executive Vice President and Chief Financial Officer since June 1993, and was previously Senior Vice President since July 1989. Prior to that date, Mr. Hollerbach served in various capacities with Company subsidiaries which included Chief Executive Officer of PFCI and Chief Financial Officer of ICM. He has been a Director of the Company since January 1993.

Mr. Anderson was appointed Senior Vice President in December 1994. Prior to that date, Mr. Anderson served in various capacities with Company subsidiaries which included President of Pulte's Maryland Division.

Mr. Crombie has been Senior Vice President since June 1993. From November 1989 to June 1993, he was Senior Vice President-Finance and Chief Financial Officer.

Mr. O'Brien became Senior Vice President in December 1994. From December 1993 to November 1994, he was Vice President. From 1989 to November 1993, Mr. O'Brien served as Vice President-Human Resources of Pepsi-Cola, Inc.

Mr. Brennan became Vice President in September 1995. From August 1992 through August 1995 Mr. Brennan was Vice President - International for the G. Heileman Brewing Company. From January 1980 through July 1992 Mr. Brennan held various positions with the Coca-Cola Company, the latest of which was President and CEO of a joint venture in Taiwan.

Mr. Ebling has been Vice President since January 1983. He was previously Controller from 1981 to 1987 and from May 1994 to April 1995.

Mr. Frees became Vice President and Controller in May 1995. Prior to joining the Company in April 1995, Mr. Frees served in various key financial capacities with American Cyanamid Company since 1982.

Mr. Nelson has been Vice President since August 1993. From 1988 to August 1993, he was Director of Taxes. He has also been a Vice President of Pulte since 1988. Mr. Nelson joined the Company in January 1982.

Mr. Stoller joined the Company in August 1990. In October 1990, he was appointed Vice President and General Counsel. Prior to joining the Company, Mr. Stoller served as Vice President, General Counsel and Secretary of BetaWest Properties, Inc., a commercial real estate development subsidiary of US WEST, Inc. Effective January 1, 1994, Mr. Stoller became Secretary of the Company.

Mr. Weissenborn has been Vice President and Treasurer since August 1993. From March 1989 to August 1993, he served as Executive Vice President and Chief Financial Officer of First Heights. Mr. Weissenborn has served in various capacities at the Company since March 1987.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.


                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (Symbol:
PHM). The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices and cash dividends declared per share.

                           1996                              1995
                 ---------------------------      ---------------------------
                                    Declared                        Declared
                 High      Low      Dividends      High      Low    Dividends
                 ----      ---      ---------      ----      ---    ---------
1st Quarter    $34.63     $25.75     $.06         $24.00    $20.13    $.06
2nd Quarter     29.63      24.75      .06          29.63     20.38     .06
3rd Quarter     27.50      24.00      .06          30.50     25.25     .06
4th Quarter     31.75      25.25      .06          34.63     27.13     .06

At December 31, 1996, there were 813 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                      Year Ended December 31,
                                 -----------------------------------------------------------------------
                                     1996           1995           1994          1993            1992
                                     ----           ----           ----          ----            ----
                                                          ($000's omitted)
OPERATING DATA:
Homebuilding:
Sales (settlements) ..........   $ 2,326,462    $ 1,935,703    $ 1,637,306    $ 1,363,278    $ 1,078,154
                                 ===========    ===========    ===========    ===========    ===========
Income before income taxes and
  extraordinary item .........   $   108,582    $    79,798    $    93,216    $    77,179    $    47,897
                                 ===========    ===========    ===========    ===========    ===========
Financial services:
Revenues .....................   $    50,197    $    74,105    $   107,799    $   121,847    $   140,036
                                 ===========    ===========    ===========    ===========    ===========
Income before income taxes and
  extraordinary item .........   $    14,690    $    18,436    $    21,569    $    22,608    $    17,893
                                 ===========    ===========    ===========    ===========    ===========
Corporate:
Revenues .....................   $     7,624    $    19,332    $    10,808    $     5,675    $     6,033
                                 ===========    ===========    ===========    ===========    ===========
Loss before income taxes .....   $   (20,809)   $   (16,210)   $   (11,197)   $    (8,748)   $    (7,568)
                                 ===========    ===========    ===========    ===========    ===========
Consolidated results:
Revenues .....................   $ 2,384,283    $ 2,029,140    $ 1,755,913    $ 1,490,800    $ 1,224,223
                                 ===========    ===========    ===========    ===========    ===========
Income from continuing
  operations before
  income taxes, extraordinary
  item and cumulative effect
  of change in
  accounting principle .......   $   102,463    $    82,024    $   103,588    $    91,039    $    58,222
Income taxes .................        39,252         33,185         41,219         35,583          5,700
                                 -----------    -----------    -----------    -----------    -----------
Income from continuing
  operations before
  extraordinary item
  and cumulative effect
  of change in accounting
  principle ..................        63,211         48,839         62,369         55,456         52,522
Income from discontinued
  operations .................       116,432          9,507        102,988         22,309         19,666
                                 -----------    -----------    -----------    -----------    -----------
Income before extraordinary
  item and cumulative effect
  of change in
  accounting principle .......       179,643         58,346        165,357         77,765         72,188
Extraordinary loss from early
  extinguishment of debt .....          --             --           (2,589)        (3,397)        (2,084)
Cumulative effect of change in
  accounting for income taxes           --             --             --            5,000           --
                                 -----------    -----------    -----------    -----------    -----------
Net income ...................   $   179,643    $    58,346    $   162,768    $    79,368    $    70,104
                                 ===========    ===========    ===========    ===========    ===========

                                                               Year Ended December 31,
                                            ----------------------------------------------------------------
                                                1996         1995         1994          1993         1992
                                                ----         ----         ----          ----         ----
PER SHARE DATA - PRIMARY:
  Income from continuing operations
    before extraordinary item and
    cumulative effect of change in
    accounting principle ................   $     2.52   $     1.79   $     2.24    $     1.98    $     1.94
  Income from discontinued operations ...         4.65          .34         3.70           .80           .72
                                            ----------   ----------   ----------    ----------    ----------

  Income before extraordinary item and
    cumulative effect of change in
    accounting principle ................         7.17         2.13         5.94          2.78          2.66
  Extraordinary item ....................         --           --           (.09)         (.12)         (.08)
  Cumulative effect of change in
    accounting for income taxes .........         --           --           --             .18          --
                                            ----------   ----------   ----------    ----------    ----------
  Net income ............................   $     7.17   $     2.13   $     5.85    $     2.84    $     2.58
                                            ==========   ==========   ==========    ==========    ==========

  Shareholders' equity ..................   $    35.65   $    28.16   $    25.88    $    20.19    $    17.55
  Cash dividends declared ...............   $      .24   $      .24   $      .24    $      .24    $      .24
  Weighted-average common shares
    outstanding - primary (000's omitted)       25,070       27,358       27,854        27,913        27,177

                                                      Year Ended December 31,
                                --------------------------------------------------------------
                                    1996         1995         1994        1993         1992
                                    ----         ----         ----        ----         ----
                                                        ($000's omitted)
BALANCE SHEET DATA:
House and land inventories ..   $1,017,262   $  859,735   $  752,369   $  567,187   $  427,565
Total assets ................    1,985,141    2,047,515    1,941,355    3,810,890    3,705,544
Total indebtedness ..........      735,658      921,127      942,652    2,895,284    2,931,720
Shareholders' equity ........      829,273      761,003      710,589      556,314      481,395

                                                      Year Ended December 31,
                                --------------------------------------------------------------
                                    1996         1995         1994        1993         1992
                                    ----         ----         ----        ----         ----
OTHER DATA:
Return on average shareholders'
  equity ......................       22.6%        7.9%       25.7%       15.3%       16.7%
Homebuilding operations:
  Total markets, at year end ..         41          39          32          26          25
  Total active communities,
    at year end ...............        395         352         294         239         206
  Total settlements - units ...     14,673      12,456      11,142       9,798       8,028
  Total net new orders - units      14,443      13,868      10,561      10,250       8,772
  Backlog units, at year end ..      3,469       3,699       2,287       2,868       2,416
  Average unit selling price ..   $159,000    $155,000    $147,000    $139,000    $134,000
  Gross profit margin .........       14.8%       14.5%       15.4%       15.3%       14.9%

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

A summary of the Company's operating results by business segment for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                             Year Ended December 31,
                                      -----------------------------------
                                         1996         1995         1994
                                         ----         ----         ----
Pre-tax income (loss):
   Homebuilding Operations -
     Pulte Home Corporation .......   $ 108,582    $  79,798    $  93,216
                                      ---------    ---------    ---------
   Financial Services Operations:
     Mortgage banking - ICM .......       3,360       13,930       18,913
     Financing activities .........      11,330        4,506        2,656
                                      ---------    ---------    ---------
     Total Financial Services .....      14,690       18,436       21,569
                                      ---------    ---------    ---------
   Corporate ......................     (20,809)     (16,210)     (11,197)
                                      ---------    ---------    ---------
Income from continuing operations
   before income taxes and
   extraordinary item .............     102,463       82,024      103,588
Income taxes ......................      39,252       33,185       41,219
                                      ---------    ---------    ---------
Income from continuing operations
   before extraordinary item ......      63,211       48,839       62,369
Income from discontinued operations     116,432        9,507      102,988
                                      ---------    ---------    ---------
Income before extraordinary item ..     179,643       58,346      165,357
Extraordinary loss from early
   extinguishment of debt .........        --           --         (2,589)
                                      ---------    ---------    ---------
Net income ........................   $ 179,643    $  58,346    $ 162,768
                                      =========    =========    =========
Net income per share ..............   $    7.17    $    2.13    $    5.85
                                      =========    =========    =========

A comparison of pre-tax income for the years ended December 31, 1996, 1995 and 1994 is as follows:

o Pre-tax income of the Company's homebuilding operations increased by $28,784 over 1995. This increase is primarily the result of the increased volume of unit settlements during 1996, coupled with an improved gross profit margin, partially offset by a leveraged increase in selling, general and administrative expenses. Pre-tax income had decreased in 1995 from the level achieved during 1994 primarily as a result of lower gross profit margins and increased selling, general and administrative expenses.

o Pre-tax income of the Company's mortgage banking operations decreased $10,570 from 1995. This is principally related to $10,148 of gains from the sale of core servicing rights during 1995. No such sales occurred during 1996. Pre-tax income decreased in 1995 from 1994 primarily due to reduced gains from the sales of non-core mortgage servicing rights resulting from decreased mortgage origination volume.

o Pre-tax income from the Company's financing activities increased $6,824 from 1995 primarily due to gains from the sales of collateral during 1996. The increase in pre-tax income in 1995 over 1994 related primarily to lower net bond discount amortization expense resulting from adjustments made in 1994 for bonds which were repaid sooner than anticipated, partly offset by lower collateral sale gains and decreased net interest income.

o Pre-tax loss from corporate operations increased $4,599 over 1995 as a result of higher net interest expense and administrative expenses related to the Company's strategic operating initiatives. The increase in pre-tax loss in 1995 as compared to 1994 was primarily the result of increased losses relating to the Company's Mexico operations.

o Income from discontinued operations increased during 1996 as a result of recognizing $110,000 of tax benefits associated with net operating losses. During 1994, $72,000 of similar tax benefits were recognized.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

The following table presents selected data for Pulte for the years ended December 31, 1996, 1995 and 1994:

                                                           Year Ended December 31,
                                                ------------------------------------------
                                                   1996            1995          1994
                                                   ----            ----          ----
Unit settlements:
    Pulte Home North ........................         2,414          2,213          2,003
    Pulte Home South ........................         4,653          3,389          2,734
    Pulte Home Central ......................         4,589          4,403          3,577
    Pulte Home West .........................         3,017          2,451          2,828
                                                -----------    -----------    -----------
                                                     14,673         12,456         11,142
                                                ===========    ===========    ===========
Net new orders - units:
    Pulte Home North ........................         2,452          2,506          2,003
    Pulte Home South ........................         4,720          3,785          2,589
    Pulte Home Central ......................         4,282          4,943          3,410
    Pulte Home West .........................         2,989          2,634          2,559
                                                -----------    -----------    -----------
                                                     14,443         13,868         10,561
                                                ===========    ===========    ===========
Net new orders - dollars ....................   $ 2,319,000    $ 2,155,000    $ 1,607,000
                                                ===========    ===========    ===========
Backlog at December 31 - units:
    Pulte Home North ........................           776            738            445
    Pulte Home South ........................         1,018            951            555
    Pulte Home Central ......................           980          1,287            747
    Pulte Home West .........................           695            723            540
                                                -----------    -----------    -----------
                                                      3,469          3,699          2,287
                                                ===========    ===========    ===========
Backlog at December 31 - dollars ............   $   598,000    $   606,246    $   386,848
                                                ===========    ===========    ===========
Revenues ....................................   $ 2,326,462    $ 1,935,703    $ 1,637,306
Cost of sales ...............................    (1,982,385)    (1,654,952)    (1,385,204)
Selling, general and administrative expenses       (216,629)      (184,203)      (153,007)
Interest (A) ................................       (17,216)       (13,106)        (7,854)
Other income (expense), net .................        (1,650)        (3,644)         1,975
                                                -----------    -----------    -----------
Pre-tax income before extraordinary loss ....   $   108,582    $    79,798    $    93,216
                                                ===========    ===========    ===========
Average sales price .........................   $       159    $       155    $       147
                                                ===========    ===========    ===========


     The following is a summary of the number of communities active as of each respective date:


                      December 31, 1996..............    395
                      September 30, 1996.............    390
                      June 30, 1996..................    379
                      March 31, 1996.................    380
                      December 31, 1995..............    352

Note (A):  The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

As of December 31, 1996, Pulte conducted its domestic homebuilding operations through 41 markets in 25 states and Puerto Rico, which were organized into four operating companies -- Pulte Home North (PHN), Pulte Home South (PHS), Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 41 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during 1996.

Net new orders for 1996 increased for the seventh consecutive year to a record 14,443 units, a 4% increase over 1995's unit orders which, in turn, had increased 31% over 1994's unit orders. The strong net new order pace experienced during the last nine months of 1995 carried over into the first four months of 1996. However, the final eight months of 1996 saw a declining net new orders trend. This was due initially to the effect of a rising interest rate environment during the first half of 1996 and a subsequent build-up of inventory levels within the industry due to the increased level of development nationally, which heightened competition. PHS contributed a 25% increase in 1996 net new orders on the strength of its Florida and Carolinas markets, particularly the contributions of the new markets entered in the past three years. PHW contributed a similar 13% increase primarily as a result of its Active Adult (mature buyer) and Canterbury Community product offerings. Net new orders for PHC fell 13% due to delays in opening new communities caused by slackening of the local economy in certain of its markets. This decrease comes on the heels of a 45% increase in net new orders during 1995 over 1994. Despite the overall increase in net new orders, fourth quarter backlog declined 6% to 3,469 units ($598,000) at December 31, 1996, from 3,699 units ($606,000) a year earlier. This compares with 2,287 units ($387,000) at December 31, 1994.

Unit settlements increased 18% to 14,673 units during 1996. This follows a 12% increase in units settled during 1995 over 1994. All operating companies posted increases in unit settlements over 1995. During 1996, unit settlements were supported by the brisk net new order pace established at the end of the first quarter of 1995 which carried through the first four months of 1996. Revenues also increased during 1996 to $2,326,462, a 20% increase over 1995 revenues which, in turn, had increased 18% over 1994 revenues. The average home sales price increased from $147 in 1994 to $155 in 1995 and $159 in the current year. During 1995, settlement activity was slow during the first quarter as a result of the low December 31, 1994 backlog, which translated into a reduced number of units available for settlement. However, once net new order pace improved, Pulte was able to achieve the 12% increase in settled units over 1994.

Gross profit margins improved to 14.8% in 1996 from 14.5% in 1995. In 1994, gross profit margins were 15.4%. During 1995, gross profit margins were impacted by competitive market conditions and excess industry inventory levels. The level of demand for new housing experienced during the latter half of 1995 and the first four months of 1996, especially in certain PHS and PHC markets, resulted in improved gross profit margins for units settled during 1996 as compared to 1995. In addition, the improvement in gross profit margins for 1996 is due in part to Pulte's ongoing process improvement initiatives focused on lowering house costs through improved operational efficiencies. The continued slowdown in net new order activity, together with competitive conditions in many of Pulte's markets, will challenge Pulte's ability to achieve sequential or year-over-year improvements in gross profit margins during 1997.

Selling, general and administrative expenses were $216,629 for the year ended December 31, 1996, an 18% increase from the 1995 level. This increase was leveraged over a 14% increase in the average number of active communities during 1996 over 1995 and expenses associated with two acquisitions completed during the second half of 1996, North Florida Classic Homes of Jacksonville, Florida, effective July 1, 1996, and LeBlanc Homes of Rhode Island, effective September 1, 1996. As a percentage of revenue, selling, general and administrative expense was 9.3% in 1996, 9.5% in 1995 and 9.3% in 1994.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Other income (expense), net, includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. For 1995, this item also includes the settlement of certain litigation for amounts in excess of the receivable amounts previously included in the financial statements of the Company. Such gain was not material to the financial condition or results of operations of the Company.

Information related to interest in inventory is as follows:

                                                Year Ended December 31,
                                            ------------------------------
                                              1996       1995       1994
                                            --------   --------    -------

  Interest in inventory at beginning
     of year.............................   $ 12,261   $  8,053    $ 5,546
  Interest capitalized...................     17,801     17,314     10,361
  Interest expensed......................    (17,216)   (13,106)    (7,854)
                                            --------   --------    -------
  Interest in inventory at end of year...   $ 12,846   $ 12,261    $ 8,053
                                            ========   ========    =======


Financial Services Operations:
Mortgage Banking Operations:

The Company's mortgage banking operations are conducted by ICM Mortgage Corporation (ICM). The following table presents selected production data for
ICM:

                                                 Years Ended December 31,
                                          -----------------------------------
                                             1996        1995         1994
                                           ---------   ---------    -------
  Total originations:
      Loans.............................      10,709      11,234       15,218
                                          ==========  ==========   ==========
      Principal.........................  $1,278,000  $1,270,000   $1,608,000
                                          ==========  ==========   ==========
  Funded originations:
      Loans.............................       9,947       9,820       13,387
                                          ==========  ==========   ==========
      Principal.........................  $1,168,000  $1,084,000   $1,353,000
                                          ==========  ==========   ==========
  Originations for Pulte customers:
      Loans.............................       7,194       6,058        5,422
                                          ==========  ==========   ==========
      Principal.........................  $  895,000  $  731,000   $  628,000
                                          ==========  ==========   ==========

Funded mortgage origination volume for 1996 increased 8% over 1995. This follows a 20% decrease in similar originations during 1995 from 1994 levels. However, ICM's continued emphasis on expanding in Pulte's existing and new markets has resulted in a 22% increase in mortgage origination volume during 1996 for Pulte customers and an overall 43% increase in similar origination volume since 1994. Pulte customers now represent over 72% of all funded mortgages originated by ICM. This compares with 62% and 41% for 1995 and 1994, respectively.

On July 1, 1995, ICM adopted Statement of Financial Accounting Standards
(SFAS) No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 requires a mortgage banking enterprise to recognize as separate assets the servicing rights for mortgage loans regardless of the manner in which those servicing rights are acquired. A mortgage banking enterprise that acquired mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The effect of this allocation results in a lower cost basis for the mortgage loan resulting in a larger gain when the loan is sold.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):
Mortgage Banking Operations (continued):

During 1996, pricing and marketing gains increased $9,269 compared with 1995, while 1995 saw an increase of $8,302 over 1994. The increase was due in part to higher volume of servicing retained originations during 1996 as compared with 1995, and higher market value of originated servicing rights, while the 1995 increase resulted from the adoption of SFAS No. 122 as discussed above. During 1995 (prior to the adoption of SFAS No. 122) and 1994, ICM recorded pre-tax gains on sales of its core mortgage servicing portfolio of $10,148 and $11,222, respectively. In addition, as part of its normal operations, ICM recorded gains on sales of non-core mortgage servicing rights of $9,566 and $21,271 for 1995 and 1994, respectively. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of repositioning ICM to concentrate on its primary business of providing mortgage financing for Pulte's homebuyers. ICM expects to continue to sell mortgage servicing rights as part of its normal operations on a three to five month lag from the time of origination.

Servicing fee income for 1996 decreased to $926 from $1,431 in 1995 due to the sale of the core mortgage servicing portfolio discussed above. Servicing fee income decreased $5,024 during 1995 from 1994 primarily as a result of the sales of core and non-core mortgage servicing rights discussed above. Mortgage origination fees also decreased $1,092 or 24% during 1996 and $762 or 14% during 1995 due to a decrease in the amount of non-funded originations compared with the previous years.

Net interest income decreased $816 during 1996 as compared with 1995, and by $3,336 in 1995 as compared to 1994. These declines are primarily due to dividends paid by ICM to its parent, Pulte, throughout 1996 and in the first quarter of 1995.

At December 31, 1996, loan application backlog was $246,000 compared with $334,000 at December 31, 1995 and $277,000 at December 31, 1994.

Other Financial Subsidiaries

PFCI's pre-tax operating income increased $6,824 during 1996 over the prior year. This increase was primarily the result of gains on sales of collateral which aggregated $10,309 during 1996 as compared to $4,003 in 1995. Pre-tax operating income for 1995 increased $1,850 from 1994. This increase was due primarily to lower net bond discount amortization expense in 1995 as a result of adjustments during 1994 for bonds which were paid down faster than anticipated, partially offset by lower gains on sales of collateral and decreased net interest income.

Discontinued Operations:

Income from the Company's discontinued thrift operations for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                  Year Ended December 31,
                                             -------------------------------
                                               1996       1995       1994
                                             ---------  ---------  ---------
Income from discontinued thrift
    operations............................   $    --    $    --    $   4,695
Gain on sale of discontinued thrift
    operations............................       6,432     9,507      26,293
Tax benefit of net operating losses.......     110,000        --      72,000
                                             ---------  ---------  ---------
                                             $ 116,432  $   9,507  $ 102,988
                                             =========  =========  =========

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Discontinued Operations (continued):

During 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded. However, management believes that it is more likely than not that these benefits will be realized. During 1994, the Company recognized a similar $72,000 tax benefit.

For the years ended December 31, 1996 and 1995, discontinued thrift operations resulted in income of $6,432 (including income tax benefit of $1,076) and $9,507 (net of income taxes of $157), respectively. Additional pre-tax gains amounting to $4,000 at December 31, 1996, are being amortized into income over the life of the related FSLIC Resolution Fund (FRF) note. Income from discontinued operations in 1994 included operating results only through March 31, 1994. Also during 1994, the Company recorded a gain on sale of $26,293 (including income tax benefit of $50,365). Such gain included results of thrift operations for the period from April 1, 1994, to December 31, 1994, which was a loss of $12,784 (including income tax benefit of $18,353).

Corporate:

The following table presents corporate results of operations for the years ended December 31, 1996, 1995 and 1994:

                                                Year Ended December 31,
                                             ----------------------------
                                               1996      1995       1994
                                             --------  --------  --------
 Net interest expense...................     $  6,055  $ 1,000   $  1,235
 Other corporate expenses, net..........       14,754    15,210     9,962
                                             --------  --------  --------
 Loss before income taxes...............     $ 20,809  $ 16,210  $ 11,197
                                             ========  ========  ========

The increased loss for 1996 as compared with 1995 is due to increased net interest expense as a result of the issuance of $125,000 of 7.3% unsecured Senior Notes in the fourth quarter of 1995 and additional administrative expenses related to the Company's strategic operating initiatives, partially offset by a decrease in the loss recognized from the Company's Mexico operations primarily as a result of the stabilization of the Mexican Peso. During 1996, the Company recorded a loss of $1,700 related to its Mexico operations, as compared with losses of $5,800 and $2,000 in 1995 and 1994, respectively. Included in such results is the Company's share of joint venture foreign currency losses which amounted to $100, $2,300 and $2,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Pulte conducts its Mexico homebuilding operations in the cities of Monterrey, Juarez, Chihuahua, Nuevo Laredo, Reynosa, Matamoros and Mexico City through three joint venture investments owned by a foreign subsidiary. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's Monterrey venture closed 255 units during 1996. This compares with 651 units in 1995 and 313 units in 1994. The Company's net investment in the Monterrey venture approximated $3,600 as of December 31, 1996. The Company intends to liquidate the Monterrey assets in the normal course of business. During the fourth quarter of 1996, the Company's Juarez joint venture closed 137 of its 160 units for the year. During 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with Delphi Automotive Systems, a division of General Motors Corporation (GM) and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. (Sony). The GM agreement provides for the construction of approximately 6,000 homes for GM's employees over a three-year period with its first unit settlements

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

expected to commence in the fourth quarter of 1997. The Sony agreement provides for the construction of approximately 500 homes for Sony's employees over a two-year period beginning in 1998. The Company's net investment in the Juarez joint venture approximated $8,800 as of December 31, 1996. During the second half of 1996, the Company's Mexico City joint venture initiated its first project of 20 middle income housing units for which closings are expected to commence in the second quarter of 1997. The Company's net investment in the Mexico City joint venture approximated $700 as of December 31, 1996.

Effective for periods ended after October 1, 1996, the Company has remeasured the financial statements of its foreign subsidiary and joint venture investments from the original functional currency (Peso) to the Company's reporting currency (U.S. Dollar) due to Mexico's highly inflationary economy.

Liquidity And Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities increased from $55,754 in 1995 to $64,225 in 1996. This is principally due to an approximately $50,000 increase in inventory expenditures associated with the growth in the number of active communities and an approximately $19,000 increase in other assets associated with increases in inventories and accounts receivable of BSL, offset by an approximately $14,000 increase in income from continuing operations and an approximately $49,000 decrease in the amount of residential mortgage loans owned by ICM. Net cash provided by investing activities increased from $113,097 in 1995 to $207,582 in 1996 primarily as a result of increased net proceeds from the sale of mortgage-backed and other available-for-sale securities of PFCI. The Company's net cash from financing activities decreased from a source of cash of $75,292 in 1995 to a use of cash of $245,959 in 1996. This resulted from an approximately $74,000 increase in the amount of PFCI's mortgage-backed bonds redeemed during 1996, reduced new borrowings during 1996 primarily due to the issuance of $125,000 of unsecured Senior Notes in the fourth quarter of 1995, and an approximately $88,000 increase in funds used for the repurchase of the Company's stock.

At December 31, 1996, the Company had cash and equivalents of $189,625 and total indebtedness of $735,658. The Company's total indebtedness includes $339,365 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte non-recourse and recourse debt of $29,405 and $21,438, respectively, $123,605 of First Heights' deposits and advances, $45,304 of mortgage-backed bonds payable for PFCI and $154,136 of notes and drafts payable for ICM.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $250,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at December 31, 1996, consisted of $10,000 and $250,000 related to Pulte and ICM operations, respectively. During 1997, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned credit facilities. Additionally, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity And Capital Resources (continued):

Continuing Operations (continued):

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. There were no borrowings under the Company's $250,000 unsecured revolving credit facility during 1996. The Company's mortgage banking subsidiary (ICM) provides mortgage financing for many of its home sales. ICM uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at December 31, 1996 amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $96,034 of borrowings outstanding under ICM's $250,000 arrangement at December 31, 1996. Mortgage loans originated by ICM are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

In the fourth quarter of 1994, the Company initiated a share repurchase program with the intention of enhancing shareholder value by utilizing excess corporate capital to acquire its shares at favorable prices and increasing leverage. During 1996, the Company accelerated its repurchase program due to the favorable market conditions. The following table summarizes the Company's share repurchase initiative through December 31, 1996:

                Authorization                         Share Repurchases
                                                   Year Ended December 31,
       --------------------------------       --------------------------------
           Date             # of Shares          1996       1995        1994
       ------------         -----------       ---------   ---------  ---------
       November 1994         1,000,000          334,432     542,068    123,500
       March 1996            1,000,000        1,000,000         --         --
       April 1996            1,000,000        1,000,000         --         --
       July 1996             1,000,000        1,000,000         --         --
       August 1996           1,000,000          473,500         --         --
                             ---------        ---------   ---------  ---------
                             5,000,000        3,807,932     542,068    123,500
                             =========        =========   =========  =========
       Reacquisition price                    $  99,561   $  11,707  $   2,404
                                              =========   =========  =========

Share repurchases during 1996 occurred at prices which on average represented 73% of the December 31, 1996, book value per share of the Company's common stock. Additionally, share repurchases during 1996 had the effect of increasing per share net income from continuing operations by $ .14 after taking into consideration the effect of lost investment earnings on cash and equivalents used to facilitate the share repurchases.

Discontinued Operations:

Since its acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FRF are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating with the FDIC and is involved in litigation with the FDIC. Although there is no certainty as to the time of resolution of these matters, the Company believes that they might be resolved within the next twelve months. At December 31, 1996, the Company had a remaining investment in First Heights of approximately $29,800.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              PULTE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995
                     ($000's omitted, except share data)


                                    ASSETS

                                                            1996         1995
                                                         ---------   ----------
Cash and equivalents..................................  $  189,625   $  292,227
Unfunded settlements..................................      73,896       63,838
House and land inventories............................   1,017,262      859,735
Mortgage-backed and related securities................      47,113      254,170
Residential mortgage loans and other
  securities available-for-sale.......................     170,443      178,302
Other assets..........................................     215,040      167,278
Deferred income taxes.................................     127,686       75,348
Discontinued operations...............................     144,076      156,617
                                                        ----------   ----------
                                                        $1,985,141   $2,047,515
                                                        ==========   ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities,
     including book overdrafts of $85,827 and
     $60,976 in 1996 and 1995, respectively...........   $ 439,578   $  381,407
   Collateralized short-term debt, recourse
     solely to applicable subsidiary assets...........     154,136      140,578
   Mortgage-backed bonds, recourse solely to
     applicable subsidiary assets.....................      45,304      225,272
   Income taxes.......................................      12,930       44,441
   Subordinated debentures and senior notes...........     391,175      363,957
   Discontinued operations............................     112,745      130,857
                                                        ----------   ----------
     Total liabilities................................   1,155,868    1,286,512
                                                        ----------   ----------
Shareholders' Equity:
   Preferred stock, $.01 par value; 25,000,000
     shares authorized
   Common stock, $.01 par value; 100,000,000
     shares authorized, 23,261,655 and
     27,025,087 shares issued and outstanding at
     December 31, 1996 and 1995, respectively ........         233          270
   Additional paid-in capital.........................      57,516       65,934
   Unrealized gains on securities available-for-sale,
     net of income taxes of $982 and $5,482 in 1996
     and 1995, respectively...........................       1,474        8,223
   Retained earnings..................................     770,050      686,576
                                                        ----------   ----------
     Total shareholders' equity.......................     829,273      761,003
                                                        ----------   ----------
                                                        $1,985,141   $2,047,515
                                                        ==========   ==========


                           See accompanying notes.


                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994
                   ($000's omitted, except per share data)

                                                         1996        1995         1994
                                                      ---------   ----------   ----------
Revenues:
   Homebuilding..................................  $2,326,462   $1,935,703   $1,637,306
   Mortgage banking and financing:
     Interest and other..........................      50,197       54,391       75,306
     Gain on sale of servicing...................          --       19,714       32,493
   Corporate, principally interest...............       7,624       19,332       10,808
                                                   ----------   ----------   ----------
                 Total revenues..................   2,384,283    2,029,140    1,755,913
                                                   ----------   ----------   ----------
Expenses:
    Homebuilding, principally cost of sales......   2,217,880    1,855,905    1,544,090
    Mortgage banking and financing,
      principally interest.......................      35,507       55,669       86,230
    Corporate, net...............................      28,433       35,542       22,005
                                                   ----------   ----------   ----------
                  Total expenses.................   2,281,820    1,947,116    1,652,325
                                                   ----------   ----------   ----------
Income from continuing operations before
     income taxes and extraordinary item.........     102,463       82,024      103,588
Income taxes ....................................      39,252       33,185       41,219
                                                   ----------   ----------   ----------
Income from continuing operations before
  extraordinary item.............................      63,211       48,839       62,369
Income from discontinued operations..............     116,432        9,507      102,988
                                                   ----------   ----------   ----------
Income before extraordinary item.................     179,643       58,346      165,357
Extraordinary loss from early extinguishment
    of debt, net of tax benefit of $1,654........          --           --       (2,589)
                                                   ----------   ----------   ----------
Net income.......................................  $  179,643   $   58,346   $  162,768
                                                   ==========   ==========   ==========
Per share data:
   Primary:
     Income from continuing operations before
      extraordinary item                           $     2.52   $     1.79   $     2.24
     Income from discontinued operations.........        4.65          .34         3.70
                                                   ----------   ----------   ----------
     Income before extraordinary item............        7.17         2.13         5.94
     Extraordinary item..........................          --           --         (.09)
                                                   ----------   ----------   ----------
     Net income..................................  $     7.17   $     2.13   $     5.85
                                                   ==========   ==========   ==========
   Cash dividends declared.......................  $      .24   $      .24   $      .24
                                                   ==========   ==========   ==========
   Weighted-average common shares outstanding -
     primary.....................................      25,070       27,358       27,854
                                                   ==========   ==========   ==========

Note: Fully-diluted earnings per share is not presented as it does not result in 3% dilution of primary earnings per share.

                           See accompanying notes.


                              PULTE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1996, 1995 and 1994
                               ($000's omitted)


                                                     Additional
                                             Common    Paid-in   Unrealized   Retained
                                             Stock     Capital     Gains      Earnings      Total
                                             -----   ----------  ----------   --------      -----

Shareholders' Equity, January 1, 1994.....   $ 275    $ 77,471    $  --      $ 478,568    $ 556,314
Exercise of stock options ................       1         527       --           --            528
Cash dividends declared ..................    --          --         --         (6,617)      (6,617)
Stock repurchases ........................      (1)     (2,403)      --           --         (2,404)
Net income ...............................    --          --         --        162,768      162,768
                                             -----    --------    -------    ---------    ---------
Shareholders' Equity, December 31, 1994...     275      75,595       --        634,719      710,589
Exercise of stock options ................       1       2,040       --           --          2,041
Cash dividends declared ..................    --          --         --         (6,489)      (6,489)
Change in unrealized gains on securities
  available-for-sale, net of income
  taxes of $5,482 ........................    --          --        8,223         --          8,223
Stock repurchases ........................      (6)    (11,701)      --           --        (11,707)
Net income ...............................    --          --         --         58,346       58,346
                                             -----    --------    -------    ---------    ---------
Shareholders' Equity, December 31, 1995...     270      65,934      8,223      686,576      761,003
Exercise of stock options ................       1         894       --           --            895
Cash dividends declared ..................    --          --         --         (5,958)      (5,958)
Change in unrealized gains on securities
  available-for-sale, net of income
  taxes of $(4,500).......................    --          --       (6,749)        --         (6,749)
Stock repurchases ........................     (38)     (9,312)      --        (90,211)     (99,561)
Net income ...............................    --          --         --        179,643      179,643
                                             -----    --------    -------    ---------    ---------
Shareholders' Equity, December 31, 1996...   $ 233    $ 57,516    $ 1,474    $ 770,050    $ 829,273
                                             =====    ========    =======    =========    =========



                           See accompanying notes.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1996, 1995 and 1994
                               ($000's omitted)


                                                               1996         1995         1994
                                                            ---------    ---------    ---------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ....................   $  63,211    $  48,839    $  62,369
   Adjustments to reconcile income from continuing
     operations to net cash flows (used in)
     provided by operating activities:
     Amortization, depreciation and other ...............       6,747        6,338       13,234
     Deferred income taxes ..............................      (9,517)     (11,070)      (9,575)
     Gain on sale of securities .........................     (11,069)      (4,003)      (9,369)
     Increase (decrease) in cash due to:
       Inventories ......................................    (157,527)    (107,366)    (186,904)
       Residential mortgage loans available-for-sale ....       7,859      (40,928)     130,780
       Other assets .....................................     (64,626)     (35,627)     (33,038)
       Accounts payable and accrued liabilities .........      59,158       49,939       86,279
       Income taxes .....................................      41,539       38,124       45,554
                                                            ---------    ---------    ---------
Net cash (used in) provided by operating activities .....     (64,225)     (55,754)      99,330
                                                            ---------    ---------    ---------

Cash flows from investing activities:
   Proceeds from exchange of securities held-
     to-maturity ........................................      12,282       14,114        4,794
   Proceeds from sale of securities available-for-sale ..     175,686       48,370       53,863
   Principal payments on mortgage-backed securities .....      19,892       47,667      123,783
   Decrease in funds held by trustee ....................       4,348        1,911       21,077
   Other, net ...........................................      (4,626)       1,035      (17,991)
                                                            ---------    ---------    ---------
Net cash provided by investing activities ...............     207,582      113,097      185,526
                                                            ---------    ---------    ---------

Cash flows from financing activities:
   Payment of long-term debt and bonds ..................    (181,841)    (107,543)    (190,496)
   Proceeds from borrowings .............................      40,709      200,163      114,656
   Repayment of borrowings ..............................        --           (470)    (127,313)
   Stock repurchases ....................................     (99,561)     (11,707)      (2,404)
   Dividends paid .......................................      (5,958)      (6,489)      (6,617)
   Other, net ...........................................         692        1,338           75
                                                            ---------    ---------    ---------
Net cash (used in) provided by financing activities .....    (245,959)      75,292     (212,099)
                                                            ---------    ---------    ---------
Net (decrease) increase in cash and
   equivalents-continuing operations ....................   $(102,602)   $ 132,635    $  72,757
                                                            ---------    ---------    ---------


                           See accompanying notes.

                              PULTE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             For the years ended December 31, 1996, 1995 and 1994
                               ($000's omitted)

                                                           1996         1995          1994
                                                         --------    ---------     ----------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations ..............   $ 116,432    $   9,507    $  102,988
   Change in deferred income taxes ..................     (38,321)      18,280       (76,283)
   Change in trading account and other securities ...        --           --        (180,761)
   Change in income taxes ...........................     (72,755)     (18,123)      (46,082)
   Other changes, net ...............................     (14,218)       7,742        23,503

Cash flows from investing activities:
   Purchase of securities available-for-sale ........     (42,209)     (70,052)     (536,838)
   Principal payments of mortgage-backed securities..      43,735       31,857        94,709
   Net proceeds from sale of investments and loans ..       4,514         --            --
   Decrease in Covered Assets and FSLIC Resolution
     Fund (FRF) receivables .........................      37,438       35,929       160,157
   Decrease (increase) in loans receivable ..........        (419)        --          16,292
   Net proceeds from sale of bank branches ..........        --           --       1,092,614

Cash flows from financing activities:
   Increase (decrease) in deposit liabilities .......       3,404     (128,542)         --
   Repayment of borrowings ..........................     (31,560)     (31,560)     (319,076)
   Increase (decrease) in FHLB advances .............      (6,400)      26,000      (231,509)
                                                        ---------    ---------    ----------
Net (decrease) increase in cash and equivalents-
   discontinued operations ..........................        (359)    (118,962)       99,714
                                                        ---------    ---------    ----------
Net (decrease) increase in cash and equivalents .....    (102,961)      13,673       172,471
Cash and equivalents at beginning of year ...........     295,163      281,490       109,019
                                                        ---------    ---------    ----------
Cash and equivalents at end of year .................   $ 192,202    $ 295,163    $  281,490
                                                        =========    =========    ==========
Cash - continuing operations ........................   $ 189,625    $ 292,227    $  159,592
Cash - discontinued operations ......................       2,577        2,936       121,898
                                                        ---------    ---------    ----------
                                                        $ 192,202    $ 295,163    $  281,490
                                                        =========    =========    ==========
Supplemental disclosure of cash flow information-
   cash paid during the year for:
     Interest, net of amount capitalized:
       Continuing operations ........................   $  25,312    $  27,861    $   34,352
       Discontinued operations ......................       2,279       11,728        64,567
                                                        ---------    ---------    ----------
                                                        $  27,591    $  39,589    $   98,919
                                                        =========    =========    ==========
     Income taxes ...................................   $   7,152    $   6,099    $    5,240
                                                        =========    =========    ==========


                           See accompanying notes.

                              PULTE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)

1. Basis of presentation and segment information

   Basis of presentation

   The consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's continuing operations include its homebuilding (Pulte Home Corporation) and financial services subsidiaries, which include ICM Mortgage Corporation (ICM) and Pulte Financial Companies, Inc. (PFCI). The Company's thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as discontinued operations (see Note 3). The Company's direct subsidiaries consist of PFCI and Pulte Diversified Companies, Inc.
   (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights. ICM is a direct subsidiary of Pulte.

   The Company's financial reporting segments consist of Homebuilding (Pulte), Financial Services (Mortgage Banking and Financing Operations) and Corporate. The Company's homebuilding operations comprise the most substantial part of its business, with over 90% of consolidated revenues contributed by Pulte's homebuilding divisions and subsidiaries. ICM's principal function is providing mortgage financing services for both Pulte customers and the general public. PFCI, through its subsidiaries, previously engaged in the acquisition of mortgages and mortgage-backed securities financed by the issuance of long-term bonds which are secured by such mortgage loans and mortgage-backed securities. Corporate is comprised of the Company and PDCI, both of which are holding companies. Its primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and nurturing to maturity strategic initiatives centered around new business development and improving operating efficiencies.

   Certain 1995 and 1994 classifications have been changed to conform with the 1996 presentation.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)


   Segment information

   Homebuilding:

   Homebuilding operations include the homebuilding divisions and subsidiaries of Pulte. These operations consist principally of the construction and sale of detached and attached single-family residential homes in 41 markets within the following geographic areas:

     Pulte Home North    - Delaware, Maryland, Massachusetts, New Jersey,
                           Pennsylvania, Rhode Island, Virginia

     Pulte Home South    - Georgia, Florida, North Carolina, South Carolina,
                           Puerto Rico

     Pulte Home Central  - Illinois, Indiana, Kansas, Michigan, Minnesota,
                           Missouri, Ohio, Texas, Wisconsin

     Pulte Home West     - Arizona, California, Colorado, Nevada, Utah


                            PULTE HOME CORPORATION
                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994

                                                      1996         1995         1994
                                                    ---------    ----------   ---------
Revenues:
  Sales (settlements) ............................  $2,326,462   $1,935,703   $1,637,306
                                                    ----------   ----------   ----------
Costs and expenses:
  Cost of sales ..................................   1,982,385    1,654,952    1,385,204
  Selling, general and administrative expenses ...     216,629      184,203      153,007
  Interest (A) ...................................      17,216       13,106        7,854
  Other (income) expense, net ....................       1,650        3,644       (1,975)
                                                    ----------   ----------   ----------
Total costs and expenses .........................   2,217,880    1,855,905    1,544,090
                                                    ----------   ----------   ----------
Income before income taxes and
  extraordinary item..............................  $  108,582   $   79,798   $   93,216
                                                    ==========   ==========   ==========

Extraordinary loss from early extinguishment
  of debt.........................................  $     --     $     --     $   (2,070)
                                                    ==========   ==========   ==========

   Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)


                            PULTE HOME CORPORATION
                                BALANCE SHEETS
                          December 31, 1996 and 1995


                                    ASSETS
                                                     1996         1995
                                                  ----------   ----------
Current assets:
  Cash and equivalents ........................   $   71,599   $   71,012
  Unfunded settlements ........................       73,896       63,838
  Inventories:
    Homes under construction ..................      285,720      254,390
    Models ....................................       31,321       29,550
    Land under development and improved lots ..      700,221      575,795
                                                  ----------   ----------
  Total inventories ...........................    1,017,262      859,735
  Other current assets ........................      101,512       66,700
                                                  ----------   ----------
      Total current assets ....................    1,264,269    1,061,285
Investment in unconsolidated mortgage banking
  subsidiary* .................................       23,425       42,065
Land held for sale and future development .....       37,655       36,980
Other assets, net .............................       39,804       25,823
                                                  ----------   ----------
                                                  $1,365,153   $1,166,153
                                                  ==========   ==========

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes and land contracts payable, principally
      limited recourse ........................   $   21,438   $   33,159
  Accounts payable ............................      195,403      166,463
  Accrued liabilities .........................      140,639      101,368
  Due affiliates* .............................      123,451      120,012
                                                  ----------   ----------
     Total current liabilities ................      480,931      421,002
Long-term debt ................................       51,810       24,677
                                                  ----------   ----------
Total liabilities .............................      532,741      445,679
Shareholder's equity* .........................      832,412      720,474
                                                  ----------   ----------
                                                  $1,365,153   $1,166,153
                                                  ==========   ==========


* Certain intersegment transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)


   Mortgage Banking:

   ICM, a wholly-owned subsidiary of Pulte, is a mortgage banker which arranges financing through the origination of mortgages to both Pulte homebuyers and the general public. It operates generally in the same markets and geographic areas in which Pulte's homebuilding divisions are located. ICM's servicing portfolio aggregated $394,000 and $368,000 at December 31, 1996 and 1995, respectively.


                           ICM MORTGAGE CORPORATION
                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994


                                                 1996        1995       1994
                                               --------    --------    -------
Revenues:
  Mortgage servicing and origination fees ..   $  4,450    $  6,047    $11,833
  Net gain from sale of mortgages ..........     18,312       9,318      1,016
  Interest and other .......................      8,333       7,845     10,823
  Earnings from equity investment ..........        225        --         --
  Net gain from sale of servicing rights ...       --        19,714     32,493
                                               --------    --------    -------
     Total revenues ........................     31,320      42,924     56,165
                                               --------    --------    -------
Expenses:
  General and administrative ...............     22,693      25,112     32,798
  Foreclosure related loss provisions
    (reversals) ............................       (100)       (180)       750
  Interest .................................      5,367       4,062      3,704
                                               --------    --------    -------
     Total expenses ........................     27,960      28,994     37,252
                                               --------    --------    -------
Income before income taxes .................   $  3,360    $ 13,930    $18,913
                                               ========    ========    =======

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

                           ICM MORTGAGE CORPORATION
                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS
                                                            1996        1995
                                                          ---------   --------
Current assets:
  Cash and equivalents .................................   $  1,469   $    244
  Residential mortgage loans available-for-sale ........    170,443    178,302
  Foreclosure related assets, net ......................        473        425
  Capitalized servicing rights .........................      6,122      4,913
  Receivables ..........................................      4,904      9,170
                                                           --------   --------
    Total current assets ...............................    183,411    193,054
Other assets, net ......................................      3,780      3,636
                                                           --------   --------
                                                           $187,191   $196,690
                                                           ========   ========

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes and drafts payable to banks ....................   $154,136   $140,560
  Accounts payable and accrued liabilities .............      9,522     14,047
  Current portion of long-term financing obligations....         98          4
                                                           --------   --------
    Total current liabilities ..........................    163,756    154,611
Long-term financing obligations ........................         10         14
                                                           --------   --------
Total liabilities ......................................    163,766    154,625
Shareholder's equity* ..................................     23,425     42,065
                                                           --------   --------
                                                           $187,191   $196,690
                                                           ========   ========

* Certain intersegment transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Financing:

   The Company's financing operations are conducted by limited purpose subsidiaries of PFCI. PFCI's subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At December 31, 1996, one bond series with a principal amount of $45,304 was outstanding. It is anticipated that this bond series and the related collateral will be sold by the middle of 1997.

                       PULTE FINANCIAL COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1996, 1995 and 1994

                                                           1996        1995        1994
                                                          -----------------------------
Revenues:
  Interest, including amortization of net mortgage
    discounts .........................................   $  8,568    $ 27,178    $ 42,264
  Gain on sale of mortgage-backed securities and
    other .............................................     10,309       4,003       9,370
                                                          --------    --------    --------
     Total revenues ...................................     18,877      31,181      51,634
                                                          --------    --------    --------

Expenses:
  Interest, including amortization of debt
    discounts and issue costs .........................      8,256      26,740      48,726
  Foreclosure related loss reversals ..................     (1,078)       (404)       (244)
  General and administrative ..........................        369         339         496
                                                          --------    --------    --------
     Total expenses ...................................      7,547      26,675      48,978
                                                          --------    --------    --------
Income before income taxes and extraordinary item .....   $ 11,330    $  4,506    $  2,656
                                                          ========    ========    ========
Extraordinary loss from early extinguishment of debt ..   $   --      $   --      $ (2,173)
                                                          ========    ========    ========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

                       PULTE FINANCIAL COMPANIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995

                                 ASSETS

                                                       1996       1995
                                                     --------   --------
     Cash and equivalents ........................   $      2   $     25
     Funds held by trustee .......................        994      5,342
     Mortgage-backed securities ..................     47,113    241,079
     Mortgage loans, net .........................       --       13,091
     Accrued interest receivable and other .......      1,856      2,038
                                                     --------   --------
                                                     $ 49,965   $261,575
                                                     ========   ========

             LIABILITIES AND SHAREHOLDER'S EQUITY

     Liabilities:
       Bonds payable* ............................   $ 45,304   $225,272
       Accrued liabilities, primarily interest ...      1,771      8,894
                                                     --------   --------
     Total liabilities ...........................     47,075    234,166
     Shareholder's equity** ......................      2,890     27,409
                                                     --------   --------
                                                     $ 49,965   $261,575
                                                     ========   ========

    * Bonds payable are the obligations of the applicable PFCI issuer subsidiary; they are neither the obligations of, nor guaranteed by, the Company, PDCI, Pulte, ICM or PFCI. (See Note 6.)

   ** Certain intersegment transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.


2.   Significant accounting policies

     Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Cash and equivalents

     For purposes of the Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents.

     Stock based compensation

     The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are included in Note 7.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Foreign investment

   The Company has several equity investments in Mexico. The Company accounts for such investments using the equity method. Effective for periods ended after October 1, 1996, the Company has remeasured the financial statements of its foreign equity investments from the original functional currency
   (Peso) to the Company's reporting currency (U.S. Dollar) due to Mexico's highly inflationary economy. Accordingly, the Company translates the assets, liabilities and equity of its foreign equity investments at the rates of exchange in effect at each reporting period. Revenues and expenses are translated using monthly average exchange rates. Gains and losses from (1) translation of the financial statements of the Company's foreign equity investments and (2) foreign currency transactions are included in expense in the accompanying statements of operations. Foreign currency translation and transaction losses aggregated $100, $2,300 and $2,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company recorded a loss of $1,700 related to its Mexico operations, as compared with losses of $5,800 and $2,000 in 1995 and 1994, respectively. The Company's aggregate net investment in Mexico is approximately $13,100 as of December 31, 1996.

   Income per share

   Income per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are determined using the treasury stock method. Fully-diluted earnings per share is not presented as it does not result in 3% dilution of primary earnings per share.

   Fair values of financial instruments

   The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. The carrying amounts of mortgage-backed bonds approximate their fair values since it is anticipated that the bonds will be redeemed during the middle of 1997.

   The fair value of investment, mortgage-backed and related securities are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments and other valuation techniques.

   The fair values of subordinated debentures and senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

   Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

   Advertising Cost

   The Company expenses advertising costs as they are incurred. For the years ended December 31, 1996, 1995 and 1994, the Company incurred advertising costs of approximately $21,900, $18,900 and $15,900, respectively.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Employee benefits

   The Company maintains the Pulte Corporation Savings and Retirement Plan 401(k) (the "Plan") which covers substantially all of the Company's employees. Company contributions to the Plan are expensed as paid and are based on the employees' years of service. The total Company contributions pursuant to the Plan were approximately $2,300, $2,100 and $1,400 for the years ended December 31, 1996, 1995 and 1994, respectively.

   Long-lived assets

   In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of the provisions of SFAS No. 121 during the first quarter of 1996 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1996.

   Homebuilding:

   Allowance for warranties

   Home purchasers are provided with warranties against certain building defects. Estimated warranty cost is provided in the period in which the sale is recorded.

   Start-up costs

   Costs and expenses associated with entry into new homebuilding markets and opening new subdivisions in existing markets are expensed when incurred.

   Revenues

   Homebuilding revenues are recorded when the sales of homes are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on homes for which the sale has been completed.

   Inventories

   Finished inventories are stated at the lower of accumulated cost or fair value less costs to sell. Inventories under development or held for development are stated at accumulated cost, unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

   Sold units are expensed on a specific identification basis as cost of sales. Included in inventories is related interest and property taxes. The Company capitalized interest in the amount of $17,801, $17,314 and $10,361 and expensed to homebuilding interest expense $17,216, $13,106 and $7,854 in 1996, 1995 and 1994, respectively.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Mortgage Banking:

   Mortgage servicing rights

   In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights. Effective July 1, 1995, the Company adopted SFAS No. 122 with, as required, prospective application thereof. SFAS No. 122 amended SFAS No. 65, Accounting for Certain Mortgage Banking Activities, to require that a portion of the costs of originating a mortgage loan be allocated to the mortgage servicing rights based on its fair value relative to the mortgage loan, as a whole. Accordingly, under SFAS No. 122, the capitalized origination costs of the loan are reduced by the amount allocated to the mortgage servicing rights.

   The Company conducts its mortgage banking activities through ICM, whose primary business consists of providing residential mortgage loan originations and related services. Under SFAS No. 65, the costs associated with originating mortgage servicing rights were not recognized as an asset. These costs were allocated to the related mortgage loan. As a result, the gain on sale of originated mortgage servicing rights approximated the net sales price. The impact of adopting SFAS No. 122 was an increase in pre-tax income of $2,363 for the year ended December 31, 1995. Since SFAS No. 122 prohibits retroactive application, historical accounting results have not been restated and, accordingly, the accounting results are not comparable to respective prior periods.

   The consolidated balance sheets include the following amounts of capitalized mortgage servicing rights from originated mortgage loans as of December 31, 1996 and 1995:

                                        1996      1995
                                       ------   ------
Conventional fixed rate loans ......   $4,039   $3,087
Government fixed rate loans ........    1,059      754
Government variable rate loans .....    1,024    1,072
                                       ------   ------
                                       $6,122   $4,913
                                       ======   ======


   Mortgage loans

   Residential mortgage loans available-for-sale are stated at the lower of cost or aggregate market value. Unamortized net mortgage discounts totaled $1,614 and $1,501 at December 31, 1996 and 1995, respectively. Gains and losses from the sale of mortgage loans are recognized when the loans are sold. ICM hedges its residential mortgage loans available-for-sale by commitments in the cash forward market (see Note 11). Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

   Revenues

   Mortgage servicing fees represent fees earned for servicing loans for various investors, including affiliates. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when the related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Financing:

   Mortgage-backed securities

   PFCI adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, on January 1, 1994. Based on prepayment experience of certain subsidiaries since that time, PFCI elected to classify its portfolio of Government National Mortgage Association (GNMA) securities as available-for-sale beginning September 30, 1995. As available-for-sale, such securities are reported at fair value with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of income taxes.

   The rates used to amortize net mortgage discounts, debt discounts and debt issue costs into operations are based on management's estimates of the remaining lives of the mortgage-backed securities, mortgage loans and indebtedness. These estimates are periodically reviewed and the rates adjusted, as necessary. During the fourth quarter of 1994, PFCI wrote off all remaining mortgage and debt discounts and issue costs (amounting to $5,483) due to changes in estimates of amortization speeds as a result of mortgage prepayments.

3. Discontinued operations

   In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance in connection with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistance Agreement.

   FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $131,579 and $160,127 at December 31, 1996 and 1995, respectively. The notes had a weighted average interest rate of 5.8% and 6.0% at December 31, 1996 and 1995, respectively. The notes are due in September 1998, and bear interest at rates indexed to the Texas Cost of Funds plus a spread. The notes are subject to annual prepayments, which are limited to 10% of the total original note balances. The FSLIC Resolution Fund (FRF) exercised its right to prepay the notes by $31,560 in each year since 1992. The FRF is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

   During 1994, the Company announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold substantially all of its bank branches and related liabilities (primarily deposits), plus certain other assets. One remaining retail branch office continues to operate in Houston. The sale was completed during the fourth quarter of 1994. Accordingly, such operations are being presented as discontinued. Included in the sale were assets, primarily consumer and commercial loans, of $116,886 and liabilities, primarily deposits, of $1,205,047. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matures in September 1998. As discussed in Note 10, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Income from the Company's discontinued thrift operations for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:

                                                    Year Ended December 31,
                                                ------------------------------
                                                   1996       1995       1994
                                                --------   --------   --------
   Income from discontinued thrift
    operations ...............................  $   --     $   --     $  4,695
   Gain on sale of discontinued thrift
    operations ...............................     6,432      9,507     26,293
   Tax benefit of net operating losses .......   110,000       --       72,000
                                                --------   --------   --------
                                                $116,432   $  9,507   $102,988
                                                ========   ========   ========

   Revenues of discontinued operations were $12,164, $20,919 and $92,776 for the years ended December 31, 1996, 1995 and 1994, respectively.

   During 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded. However, management believes that it is more likely than not that these benefits will be realized. During 1994, the Company recognized a similar $72,000 tax benefit.

   For the years ended December 31, 1996 and 1995, discontinued thrift operations resulted in income of $6,432 (including income tax benefit of $1,076) and $9,507 (net of income taxes of $157), respectively. Additional pre-tax gains amounting to $4,000 at December 31, 1996, are being amortized into income over the life of the related FRF note. Income from discontinued operations in 1994 included operating results only through March 31, 1994. Also during 1994, the Company recorded a gain on sale of $26,293 (including income tax benefit of $50,365). Such gain included results of thrift operations for the period from April 1, 1994, to December 31, 1994, which was a loss of $12,784 (including income tax benefit of $18,353).

   Assets and liabilities of discontinued operations were as follows:

                                                                 At December 31,
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
Assets:
  Cash and equivalents .....................................  $  2,577   $  2,936
  Mortgage-backed and related securities ...................    45,601     51,796
  Accounts and notes receivable-FRF, less LAN of
    $63,880 and $95,440 at December 31, 1996 and 1995,
    respectively ...........................................    95,120     99,854
  Assets covered by FRF ....................................       261      1,407
  Other assets .............................................       517        624
                                                              --------   --------
                                                              $144,076   $156,617
                                                              ========   ========
Liabilities:
  Deposits, with interest rates ranging from 4% to 6%
    in 1996 ................................................  $ 40,125   $ 36,721
  Accrued expenses and other liabilities ...................    49,018     59,261
  FHLB advances ............................................    19,600     26,000
  Excess of acquired net assets over cost ..................     4,002      8,875
                                                              --------   --------
                                                              $112,745   $130,857
                                                              ========   ========

   The fair value of financial instruments approximates carrying value at December 31, 1996 and 1995.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

4. Mortgage-backed and related securities

   The carrying values and estimated fair values of mortgage-backed and related securities are summarized as follows:

                                                             At December 31,
                                                          --------------------
                                                             1996       1995
                                                          --------    --------
     FNMA and GNMA certificates, net...................   $ 47,113    $241,079
     Other securities, principally mortgage loans......        --       13,091
                                                          --------    --------
                                                          $ 47,113    $254,170
                                                          ========    ========
     Estimated fair value..............................   $ 47,113    $254,170
                                                          ========    ========


5. Short-term credit arrangements

   Short-term financing for the Company on an operating segment basis is as follows:

   Corporate/Homebuilding

   At December 31, 1996, the Company, PDCI and Pulte jointly have a $250,000 unsecured revolving bank credit arrangement under which a variety of interest rates are available to the Company. The credit arrangement expires January 5, 2000. The credit arrangement contains customary covenants, none of which significantly restrict the operations of the Company. The Company also has a $10,000 uncommitted bank credit arrangement. The Company did not borrow under its credit arrangements in 1996 or 1994. During 1995, the maximum amount outstanding at the end of any month was $10,000 and the average monthly indebtedness was $1,177. Additionally, during 1995, interest rates ranged from 6.26% to 9%, with a weighted-average daily interest rate of 6.68%.

   Mortgage Banking

   Notes and drafts payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

   At December 31, 1996, ICM had committed bank credit lines of $150,000 and discretionary credit lines of $100,000. The bank credit agreements require ICM to pay a fee for the committed credit lines. During 1996, 1995 and 1994, ICM provided compensating balances, in the form of custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, ICM is required to maintain a minimum tangible net worth of $15,000.

   The following aggregate borrowing information includes advances from affiliates:

                                                           1996        1995        1994
                                                          --------    --------   --------
   Unused credit lines at year-end....................    $153,966    $244,543   $417,272
   Maximum amount outstanding at the end of any month.    $121,034    $140,457   $142,973
   Average monthly indebtedness.......................    $ 93,881    $ 91,653   $114,668
   Range of interest rates during the year............    .0625 to    .425 to      .25 to
                                                            7.68%       9.00%       7.30%
   Weighted average daily interest rate...............      5.97%       7.10%       4.50%
   Weighted average rate at year-end..................      6.25%       6.30%       7.20%

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

6. Long-term debt

   Long-term debt is summarized as follows:

                                                                           At December 31,
                                                                        -------------------
                                                                         1996        1995
                                                                        --------   --------
   Corporate
        7% unsecured Senior Notes, issued by Pulte
           Corporation, due 2003, not redeemable prior to
           maturity, guaranteed on a senior basis by Pulte
           and certain wholly-owned subsidiaries of Pulte.
           See Note 12..............................................    $ 99,720   $ 99,680

    8.375% unsecured Senior Notes, issued by Pulte
           Corporation, due 2004, not redeemable prior to
           maturity, guaranteed on a senior basis by Pulte
           and certain wholly-owned subsidiaries of Pulte.
           See Note 12..............................................     114,739    114,705

      7.3% unsecured Senior Notes, issued by Pulte
           Corporation, due 2005, not redeemable prior to
           maturity, guaranteed on a senior basis by Pulte
           and certain wholly-owned subsidiaries of Pulte.
           See Note 12.............................................      124,906    124,895

   Homebuilding

   10.125% unsecured senior subordinated debentures,
           issued by Pulte, due 1999...............................       22,405     22,405

           Other non-recourse debt, minimum annual principal
             payments required, maturing at various times
             through 2002, interest rates ranging from 5% to 16%...       29,405      2,272
                                                                        --------   --------
                                                                        $391,175   $363,957
                                                                        ========   ========
           Estimated fair value.....................................    $393,874   $380,184
                                                                        ========   ========

   In August 1994, Pulte purchased in open market transactions $26,845 of its 10.125% unsecured senior subordinated debentures which resulted in a $1,263 after tax extraordinary loss from early extinguishment.

   Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years subsequent to 1996 are as follows: 1997 - $7,161; 1998 - $6,932; 1999 - $27,625; 2000 - $4,293;
   2001 - $2,900 and thereafter $342,264.

   Financing

   Bonds payable at December 31, 1996 consist of one bond issue with a stated interest rate of 9%. The bond series is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon mortgage payments and reinvestment rates. Bonds payable at December 31, 1995, consisted of six bond issues with a weighted-average stated interest rate of 9.09% and stated interest rates ranging from 8.45% to 11%.

   Under provisions of the bond indentures, funds held by the trustees are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds. Such long-term borrowings are the obligations of the applicable PFCI issuer subsidiary and are neither the obligations of, nor guaranteed by, the Company, PDCI, Pulte, ICM or PFCI.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

7.  Stock compensation plans and management incentive compensation

    The Company has three fixed stock option plans. All three plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding 10 years. The following is a brief description of each plan.

     o The Pulte Corporation 1995 Stock Incentive Plan for Key Employees (1995 Plan) authorized the issuance of up to 2,000 shares of common stock. On March 6, 1995, grants of 1,658 variable stock options principally priced at $26 to $42 per share were awarded and subsequently cancelled. On December 13, 1995, grants of 1,687 fixed stock options were awarded at prices not less than the fair market value at the time of the grant. The first 50% of these stock options vest on January 1, 1998, with 25% of the stock options vesting on each of January 1, 1999 and January 1, 2000. As of December 31, 1996, 313 stock options remain available for grant.

     o The Pulte Corporation 1994 Stock Incentive Plan for Key Employees (1994 Plan) authorized the issuance of up to 1,000 shares of common stock. On May 10, 1996, grants of 30 stock options with an exercise price of $28 per share were awarded. These options vest annually in 25% increments beginning May 10, 1998. On January 17, 1995, grants of 250 stock options with an exercise price of $27 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31, 1996, 589 stock options remain available for grant.

     o The Pulte Corporation 1990 Stock Incentive Plan for Key Employees (1990 Plan) authorized the issuance of up to 800 shares of common stock. On January 16, 1996, grants of 47 stock options with an exercise price of $31 per share were awarded. These stock options vest annually in 25% increments beginning January 16, 1998. Additionally, on January 17, 1995, grants of 21 stock options with an exercise price of $27 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31, 1996, 3 stock options remain available for grant.

    A summary of the status of the Company's three fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ending on those dates is presented below:

                                           1996                     1995
                                   ---------------------    ---------------------
                                              Weighted-               Weighted-
                                               Average                 Average
                                              Per Share               Per Share
                                   Shares  Exercise Price   Shares  Exercise Price
                                   ------  --------------   ------- --------------
    Outstanding at beginning of
      year.......................    3,042      $ 32         1,270       $ 26
    Granted......................       77        30         3,616         35
    Exercised....................      (44)       14          (114)         9
    Forfeited....................      --         --        (1,730)        36
                                    ------                  ------
    Outstanding at end of year...    3,075      $ 32         3,042       $ 32
                                    ======                  ======
    Options exercisable at
      year-end...................      545                     311
                                    ======                  ======
    Weighted-average per share
      fair value of options
      granted during the year....   $11.12                  $12.42
                                    ======                  ======

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

    The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                Options Outstanding                     Options Exercisable
                      ------------------------------------------    ----------------------------
                                    Weighted-       Weighted-                       Weighted-
      Range of          Number       Average         Average          Number         Average
      Per Share       Outstanding   Remaining       Per Share       Exercisable     Per Share
    Exercise Prices   at 12/31/96  Contract Life  Exercise Price     at 12/31/96  Exercise Price
    ---------------   -----------  -------------  --------------    ------------  --------------
       $8 to 9            221         2.2 years     $    9              221        $    9
      12 to 17             96         4                 16               96            16
      27 to 32            765         6.8               29              151            32
      34 to 42          1,993         7.9               37               76            41

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its three fixed stock option plans. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. Under SFAS No. 123, compensation cost for the Company's three stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Accordingly, for the years ended December 31, 1996 and 1995, the Company's income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996         1995
                                                         ----         ----
    Income from continuing operations:
        As reported................................    $ 63,211      $ 48,839
                                                       ========      ========
        Pro forma..................................    $ 57,771      $ 48,220
                                                       ========      ========
    Net income:
        As reported................................    $179,643      $ 58,346
                                                       ========      ========
        Pro forma..................................    $174,203      $ 57,727
                                                       ========      ========
    Per share data (primary and fully-diluted):
    Income from continuing
      operations:
        As reported................................    $    2.52     $   1.79
                                                       =========     ========
        Pro forma..................................    $    2.31     $   1.77
                                                       =========     ========
      Net income:
        As reported................................    $    7.17     $   2.13
                                                       =========     ========
        Pro forma..................................    $    6.96     $   2.12
                                                       =========     ========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1996 and 1995, respectively: weighted-average dividend yields of .80% and .77%, expected volatility of 29.85% and 32.14%, weighted-average risk-free interest rates of 5.87% and 5.92%, and weighted-average expected lives of 6.5 years and 6.9 years. Pro forma income from continuing operations, net income and earnings per share were significantly affected by the large option grant on December 13, 1995, which is not expected to be indicative of the size of annual awards, and by the manner in which compensation expense associated with stock options is recognized over the vesting periods of each award. Based upon stock options outstanding at December 31, 1996, the estimated compensation expense to be recognized in pro forma income from continuing operations and net income for the years ending December 31, 1997, 1998 and 1999 is $5,186, $2,135 and $950, respectively.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   ($000's omitted, except per share data)

   Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking, financing and thrift management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company's corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 1996, 1995 and 1994, the Company's total current cash incentive compensation was $21,200, $15,900 and $19,600, respectively. In addition, commencing January 1, 1996, the Company adopted a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. Amounts accrued over the period from January 1, 1996, through December 31, 1999, are payable subsequent to December 31, 1999. For the year ended December 31, 1996, the Company has accrued $3,500 relating to this plan.

8. Income taxes

   The Company's net deferred tax asset (liability) is as follows:

                                                      At December 31,
                                                   ---------------------
                                                      1996         1995
                                                   ---------    --------
Deferred tax liabilities:
  Continuing operations:
    Installment sales ..........................   $    --      $ (7,133)
    Capitalized items deducted for tax, net ....      (5,954)     (5,473)
  Discontinued operations:
    Market losses deducted for tax, and other ..        (353)       (239)
  Equity adjustment:
    Unrealized gains on securities .............        (982)     (5,482)
                                                   ---------    --------
                                                      (7,289)    (18,327)
                                                   ---------    --------
Deferred tax assets:
  Continuing operations:
    Non-deductible reserves and other ..........      34,975      32,110
  Discontinued operations:
    Net operating loss carryforwards ...........      75,922       8,115
    AMT credit carryforwards ...................      13,734      41,581
    Acquired tax loss carryforwards ............       5,524       5,524
    Purchase accounting adjustments ............       1,465       3,248
    Non-deductible reserves and other ..........       3,346       2,809
    Amortization ...............................           9         288
                                                   ---------    --------
                                                     134,975      93,675
                                                   ---------    --------
    Net deferred tax asset .....................   $ 127,686    $ 75,348
                                                   =========    ========

   Net operating loss carryforwards expire in 2006. The acquired tax loss carryforwards expire in the years 1999 through 2002.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Components of current and deferred income tax expense (benefit) of continuing operations are as follows:

                                               Current    Deferred    Total
                                               -------    --------    -----
     Year ended December 31, 1996
        Federal............................    $43,319    $ (8,627)   $34,692
        State and other....................      5,450        (890)     4,560
                                               -------    --------    -------
                                               $48,769    $ (9,517)   $39,252
                                               =======    ========    =======
     Year ended December 31, 1995
        Federal............................    $38,922    $ (9,885)   $29,037
        State and other....................      5,333      (1,185)     4,148
                                               -------    --------    -------
                                               $44,255    $(11,070)   $33,185
                                               =======    ========    =======
     Year ended December 31, 1994
        Federal............................    $44,223    $ (8,716)   $35,507
        State and other....................      4,917        (859)     4,058
                                               -------    --------    -------
                                               $49,140    $ (9,575)   $39,565
                                               =======    ========    =======

   The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

                                                    1996     1995    1994
                                                   -----    ------   ----
   Income taxes at federal statutory rate........   35.0%    35.0%   35.0%
   Effect of state and other income taxes........    5.0      5.5     4.8
   Settlement of state tax issues and other......   (1.7)      --      --
                                                   -----    -----    -----
   Effective rate................................   38.3%    40.5%   39.8%
                                                   =====    =====    =====

9. Leases

   The Company leases certain property and equipment under noncancelable leases. The office and equipment leases are generally for terms of three to five years and generally provide renewal options for terms of up to an additional three years. Model home leases are generally for shorter terms approximating one year with renewal options on a month-to-month basis. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum lease payments required under operating leases that have initial or remaining noncancelable terms in excess of one year are as follows:

          Year Ending December 31,
          ------------------------
               1997..............................    $  14,667
               1998..............................       10,726
               1999..............................        8,701
               2000..............................        6,148
               2001..............................        4,681
               After 2001........................        2,499
                                                     ---------
               Total minimum lease payments          $  47,422
                                                     =========

   Net rental expense for the years ended December 31, 1996, 1995 and 1994, was $18,588, $14,931 and $11,538, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               (000's omitted)

10. Commitments and contingencies

    In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 1996 approximated $429,000 ($419,000 at December 31, 1995).

    At December 31, 1996, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $136,441 and $100,567, respectively. In addition, ICM and PFCI had outstanding letters of credit on Pulte's behalf aggregating $5,464.

    The Company is involved in various litigation incidental to its business. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.

    Federal Deposit Insurance Corporation

    The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the FSLIC, and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the FDIC against the Company, PDCI and First Heights (collectively, the "Pulte Defendants"). The second lawsuit (the "Court of Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Defendants against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Company disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Company disputes the FDIC's claims and believes that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits to amounts established on First Heights' books. The Company had filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects and an injunction against the FDIC. On December 24, 1996, the Pulte Defendants voluntarily obtained a dismissal without prejudice of certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Claims Case. The Court of Claims Case contains essentially the same claims as were voluntarily dismissed from the District Court Case.

11. Financial instruments, including those with off-balance sheet risk

    ICM, in the normal course of business to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates, uses derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts, mortgage-backed security forward contracts, options on treasury future contracts, and options on mortgage-backed security forwards. ICM does not use any derivative financial instruments for trading purposes.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   Mortgage-backed security forwards are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Option contracts are contracts that grant the purchaser, for a premium payment, the right to either purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from or to the writer of the option. Forward and futures contracts are used to modify the repricing characteristics of interest-earning assets and loan commitments, while options are used to limit the temporary impact of interest rate fluctuations in the value of loans held for sale and loan commitments. Mandatory and optional forward commitments are used by ICM to hedge its interest rate exposure during the period from when ICM extends an interest rate lock to a loan applicant until the time the loan is sold to an investor.

   Since ICM can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of ICM. ICM evaluates the creditworthiness of these transactions through its normal credit policies.

   The following are ICM's loan commitments:

                                          Fair
                             Commitment   Market    Interest    Expiration
                              Amount      Value      Rates        Dates
                             ----------   ------    --------    ----------
   At December 31, 1996:
   Loan commitments to
     borrowers.............   $49,297    $49,126     5.0 to    January 1997-
                                                      9.25%    May 1997
   At December 31, 1995:
   Loan commitments to
     borrowers.............   $43,956    $44,175     5.0 to    January, 1996-
                                                      9.25%    April, 1996

   ICM has credit risk to the extent that the counterparties to the instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, ICM would not receive the cash to which it would otherwise be entitled under the conditions of the agreement. ICM manages credit risk by entering into agreements with only large national investment bankers with primary dealer status and with permanent investors, all of whom meet or exceed minimum rating standards. Management does not anticipate any material losses as a result of its agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for ICM.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

   The table below summarizes, by class, the contractual amounts of ICM's derivative financial instruments.

                                           Fair
                               Contract    Market     Interest   Expiration
                                Amount     Value       Rates       Dates
                               --------    ------     --------   ----------
   At December 31, 1996:
     Purchase Securities..    $   --      $   --          --           --
     Sell Securities......    $174,000    $174,133    5.0 to    January, 1997-
                                                        8.0%    March 1997
   At December 31, 1995:
     Purchase Securities..    $  3,850    $  3,846     7.0%     January, 1996
     Sell Securities......    $185,500    $183,132     5.0 to   January, 1996-
                                                       7.5%     March, 1996

   Realized gains or losses on derivative financial instruments are recognized in net gain from sale of mortgages in the period settlement occurs. The aggregate of unrealized gains or losses is reserved and netted against residential mortgage loans available-for-sale. There are no material deferred gains or losses from derivative financial instruments or mortgage loans available-for-sale at December 31, 1996 and 1995.

12. Supplemental Guarantor Information

    The Company has filed a universal shelf registration of up to $250,000 of debt or equity securities (of which $125,000 of 7.3% unsecured Senior Notes were issued in October 1995), and has previously issued $100,000, 7%, and $115,000, 8.375%, unsecured Senior Notes. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional.

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

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)


                           COMBINING BALANCE SHEET
                              DECEMBER 31, 1996

                                                 Unconsolidated
                                       -----------------------------------------
                                          Pulte     Guarantor      Non-Guarantor Eliminating   Consolidated
                                       Corporation  Subsidiaries   Subsidiaries    Entries    Pulte Corporation
                                       -----------  ------------   ------------- ---------    -----------------
ASSETS
Cash and equivalents ...............   $  114,585   $   71,599   $     3,441     $      --      $  189,625
Unfunded settlements ...............         --         73,896          --              --          73,896
House and land inventories .........         --      1,017,262          --              --       1,017,262
Mortgage-backed and related
   securities ......................         --           --          47,113            --          47,113
Residential mortgage loans and other
  securities available-for-sale ....         --           --         170,443            --         170,443
Land held for sale and future
 development .......................         --         37,655          --              --          37,655
Other assets .......................       12,860      140,489        24,036            --         177,385
Deferred income taxes ..............      128,668         --            (982)           --         127,686
Discontinued operations ............         --           --         144,076            --         144,076
Investment in subsidiaries .........      859,866       23,425       878,540      (1,761,831)         --
Advances receivable - subsidiaries .      139,351          827        17,246        (157,424)         --
                                       ----------   ----------   -----------     -----------    ----------
                                       $1,255,330   $1,365,153   $ 1,283,913     $(1,919,255)   $ 1,985,141
                                       ==========   ==========   ===========     ===========    ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
  liabilities ....................     $   51,731   $  357,480    $  30,367     $    --        $   439,578
Collateralized short-term debt,
  recourse solely to applicable
      subsidiary assets ..........           --           --        154,136          --            154,136
Mortgage-backed bonds, recourse
  solely to applicable subsidiary
  assets .........................           --           --         45,304          --             45,304
Income taxes .....................         12,930         --           --            --             12,930
Subordinated debentures and senior
  notes ..........................        339,365       51,810         --            --            391,175
Discontinued operations ..........          4,002         --        108,743          --            112,745
Advances payable - subsidiaries ..         18,029      123,451       15,944        (157,424)          --
                                       ----------   ----------   ----------     -----------    -----------
     Total liabilities ...........        426,057      532,741      354,494        (157,424)     1,155,868
                                       ----------   ----------   ----------     -----------    -----------
Shareholders' equity:
  Common stock ...................            233         --          7,804          (7,804)           233
  Additional paid-in capital .....         57,516      319,091      508,538        (827,629)        57,516
  Unrealized gains on securities
    available-for-sale ...........          1,474         --          1,474          (1,474)         1,474
  Retained earnings ..............        770,050      513,321      411,603        (924,924)       770,050
                                       ----------   ----------   ----------     -----------    -----------
     Total shareholders' equity ..        829,273      832,412      929,419      (1,761,831)       829,273
                                       ----------   ----------   ----------     -----------    -----------
                                       $1,255,330   $1,365,153  $ 1,283,913     $(1,919,255)   $ 1,985,141
                                       ==========   ==========   ==========     ===========    ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)


                           COMBINING BALANCE SHEET
                              DECEMBER 31, 1995

                                                   Unconsolidated
                                      --------------------------------------------
                                        Pulte         Guarantor       Non-Guarantor   Eliminating   Consolidated
                                      Corporation    Subsidiaries     Subsidiaries     Entries     Pulte Corporation
                                      -----------    ------------     -------------    ----------- -----------------
ASSETS
Cash and equivalents ...............   $   220,782      $    71,012    $      433      $      --      $  292,227
Unfunded settlements ...............          --             63,838          --               --          63,838
House and land inventories .........          --            859,735          --               --         859,735
Mortgage-backed and related
   securities ......................          --               --         254,170             --         254,170
Residential mortgage loans and other
  securities available-for-sale ....          --               --         178,302             --         178,302
Land held for sale and future
  development ......................          --             36,980          --               --          36,980
Other assets .......................         4,899           92,523        32,876             --         130,298
Deferred income taxes ..............        80,830             --          (5,482)            --          75,348
Discontinued operations ............          --               --         156,617             --         156,617
Investment in subsidiaries .........       725,689           42,065       752,630       (1,520,384)         --
Advances receivable - subsidiaries .       171,117             --          14,942         (186,059)         --
                                       -----------      -----------    ----------      -----------    ----------
                                       $ 1,203,317      $ 1,166,153    $1,384,488      $(1,706,443)   $2,047,515
                                       ===========      ===========    ==========      ===========    ==========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
  liabilities ......................   $    35,369      $   300,990    $   45,048      $      --      $  381,407
Collateralized short-term debt,
 recourse solely to applicable
    subsidiary assets ..............          --               --         140,578             --         140,578
Mortgage-backed bonds, recourse
  solely to applicable subsidiary
  assets ...........................          --               --         225,272             --         225,272
Income taxes .......................        44,441             --            --               --          44,441
Subordinated debentures and senior
  notes ............................       339,280           24,677          --               --         363,957
Discontinued operations ............         8,875             --         121,982             --         130,857
Advances payable - subsidiaries ....        14,349          120,012        51,698         (186,059)         --
                                       -----------      -----------    ----------      -----------    ----------
     Total liabilities .............       442,314          445,679       584,578         (186,059)    1,286,512
                                       -----------      -----------    ----------      -----------    ----------
Shareholders' equity:
  Common stock .....................           270             --           7,805           (7,805)          270
  Additional paid-in capital .......        65,934          274,262       439,623         (713,885)       65,934
  Unrealized gains on securities
    available-for-sale .............         8,223             --           8,223           (8,223)        8,223
  Retained earnings ................       686,576          446,212       344,259         (790,471)      686,576
                                       -----------      -----------    ----------      -----------    ----------
     Total shareholders' equity ....       761,003          720,474       799,910       (1,520,384)      761,003
                                       -----------      -----------    ----------      -----------    ----------
                                       $ 1,203,317      $ 1,166,153    $1,384,488      $(1,706,443)   $2,047,515
                                       ===========      ===========    ==========      ===========    ==========




                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)



                      COMBINING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1996

                                                  Unconsolidated
                                     --------------------------------------
                                     Pulte       Guarantor    Non-Guarantor  Eliminating   Consolidated
                                    Corporation  Subsidiaries  Subsidiaries  Entries     Pulte Corporation
                                    -----------  ------------ -------------  ----------- -----------------
Revenues:
  Homebuilding ....................   $    --      $2,326,462   $    --       $    --      $2,326,462
  Mortgage banking and financing:
    Interest and other ............        --            --        50,197          --          50,197
    Gain on sale of servicing .....        --            --          --            --            --
  Corporate, principally interest .       6,724          --           900          --           7,624
                                      ---------    ----------   ---------     ---------    ----------
      Total revenues ..............       6,724     2,326,462      51,097          --       2,384,283
                                      ---------    ----------   ---------     ---------    ----------
Expenses:
  Homebuilding:
    Cost of sales .................        --       1,982,385        --            --       1,982,385
    Selling, general and
     administrative and other
       expense ....................        --         235,495        --            --         235,495
  Mortgage banking and financing
    principally interest ..........        --            --        35,507          --          35,507
  Corporate, net ..................      25,931          --         2,502          --          28,433
                                      ---------    ----------   ---------     ---------    ----------
      Total expenses ..............      25,931     2,217,880      38,009          --       2,281,820
                                      ---------    ----------   ---------     ---------    ----------
Income (loss) from continuing
   operations before income taxes
    and equity in net income
      of subsidiaries .............     (19,207)      108,582      13,088          --         102,463
Income taxes (benefit) ............     (10,234)       43,485       6,001          --          39,252
                                      ---------    ----------   ---------     ---------    ----------
Income (loss) from continuing
  operations before equity in net
  income of subsidiaries ..........      (8,973)       65,097       7,087          --          63,211
Income from discontinued operations     106,120          --        10,312          --         116,432
                                      ---------    ----------   ---------     ---------    ----------

Income before equity in net income
  of subsidiaries .................      97,147        65,097      17,399         --          179,643
                                      ---------    ----------   ---------    ---------     ----------
Equity in net income of
  subsidiaries:
  Continuing operations ...........      72,184         2,016      65,097     (139,297)          --
  Discontinued operations .........      10,312          --          --        (10,312)          --
                                      ---------    ----------   ---------    ---------     ----------
                                         82,496         2,016      65,097     (149,609)          --
                                      ---------    ----------   ---------    ---------     ----------
      Net income ..................   $ 179,643    $   67,113   $  82,496    $(149,609)    $  179,643
                                      =========    ==========   =========    =========     ==========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                      COMBINING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1995

                                                 Unconsolidated
                                       -------------------------------------
                                       Pulte     Guarantor     Non-Guarantor  Eliminating  Consolidated
                                     Corporation Subsidiaries  Subsidiaries   Entries      Pulte Corporation
                                     ----------- ------------  -------------  -----------  -----------------
Revenues:
  Homebuilding ....................   $   --      $1,935,703    $    --        $    --      $1,935,703
  Mortgage banking and financing:
    Interest and other ............       --            --         54,391           --          54,391
    Gain on sale of servicing .....       --            --         19,714           --          19,714
  Corporate, principally interest .     17,709          --          1,623           --          19,332
                                      --------    ----------    ---------      ---------    ----------
      Total revenues ..............     17,709     1,935,703       75,728           --       2,029,140
                                      --------    ----------    ---------      ---------    ----------
Expenses:
  Homebuilding:
    Cost of sales .................       --       1,654,952         --             --       1,654,952
    Selling, general and
     administrative and other
      expense .....................       --         200,953         --             --         200,953
  Mortgage banking and financing
    principally interest ..........       --            --         55,669           --          55,669
  Corporate, net ..................     26,987          --          8,555           --          35,542
                                      --------    ----------    ---------      ---------    ----------
      Total expenses ..............     26,987     1,855,905       64,224           --       1,947,116
                                      --------    ----------    ---------      ---------    ----------
Income (loss) from continuing
 operations before income taxes
   and equity in net income of
    subsidiaries ..................     (9,278)       79,798       11,504           --          82,024
Income taxes (benefit) ............     (5,702)       31,919        6,968           --          33,185
                                      --------    ----------    ---------      ---------    ----------
Income (loss) from continuing
  operations before equity in
   net income of subsidiaries .....     (3,576)       47,879        4,536           --          48,839
Income from discontinued
  operations ......................      4,715          --          4,792           --           9,507
                                      --------    ----------    ---------      ---------    ----------

Income before equity in net income
  of subsidiaries .................      1,139        47,879        9,328           --          58,346
                                      --------    ----------   ---------       ---------    ----------
Equity in net income of
  subsidiaries:
  Continuing operations ...........     52,415         8,358       47,879       (108,652)         --
  Discontinued operations .........      4,792          --           --           (4,792)         --
                                      --------    ----------    ---------      ---------    ----------
                                        57,207         8,358       47,879       (113,444)         --
                                      --------    ----------    ---------      ---------    ----------
      Net income ..................   $ 58,346    $   56,237    $  57,207      $(113,444)   $   58,346
                                      ========    ==========    =========      =========    ==========


                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                      COMBINING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1994


                                                 Unconsolidated
                                     ----------------------------------------
                                     Pulte       Guarantor      Non-Guarantor  Eliminating  Consolidated
                                     Corporation Subsidiaries   Subsidiaries   Entries      Pulte Corporation
                                     ----------- -------------   ------------   ----------   -----------------
Revenues:
  Homebuilding ....................   $    --      $ 1,637,306    $    --      $    --      $ 1,637,306
  Mortgage banking and financing:
    Interest and other ............        --             --         75,306         --           75,306
    Gain on sale of servicing .....        --             --         32,493         --           32,493
  Corporate, principally interest .       8,814           --          1,994         --           10,808
                                      ---------    -----------    ---------    ---------    -----------
      Total revenues ..............       8,814      1,637,306      109,793         --        1,755,913
                                      ---------    -----------    ---------    ---------    -----------
Expenses:
  Homebuilding:
    Cost of sales .................        --        1,385,204         --           --        1,385,204
    Selling, general and
     administrative and other
      expense .....................        --          158,886         --           --          158,886
  Mortgage banking and financing,
    principally interest ..........        --             --         86,230         --           86,230
  Corporate, net ..................      16,386           --          5,619         --           22,005
                                      ---------    -----------    ---------    ---------    -----------
      Total expenses ..............      16,386      1,544,090       91,849         --        1,652,325
                                      ---------    -----------    ---------    ---------    -----------
Income (loss) from continuing
 operations before income taxes,
  extraordinary item and equity in
  net income of subsidiaries ......      (7,572)        93,216       17,944         --          103,588
Income taxes (benefit) ............      (3,135)        36,354        8,000         --           41,219
                                      ---------    -----------    ---------    ---------    -----------
Income (loss) from continuing
 operations before extraordinary
  item and equity in net income
   of subsidiaries ................      (4,437)        56,862        9,944         --           62,369
Income (loss) from discontinued
   operations .....................     136,318           --        (33,330)        --          102,988
                                      ---------    -----------    ---------    ---------    -----------
Income (loss) before extraordinary
  item and equity in net income of
   subsidiaries ...................     131,881         56,862      (23,386)        --          165,357
                                      ---------    -----------    ---------    ---------    -----------

Extraordinary loss from early
  extinguishment of debt ..........        --           (1,263)      (1,326)        --           (2,589)
                                      ---------    -----------    ---------    ---------    -----------
Equity in net income of
  subsidiaries:
  Continuing operations ...........      64,217         11,537       55,599     (131,353)          --
  Discontinued operations .........     (33,330)          --           --         33,330           --
                                      ---------    -----------    ---------    ---------    -----------
                                         30,887         11,537       55,599      (98,023)          --
                                      ---------    -----------    ---------    ---------    -----------
      Net income ..................   $ 162,768    $    67,136    $  30,887    $ (98,023)   $   162,768
                                      =========    ===========    =========    =========    ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.         Supplemental Guarantor Information (continued)

                      COMBINING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1996

                                                    Unconsolidated
                                       --------------------------------------
                                         Pulte      Guarantor    Non-Guarantor Eliminating  Consolidated
                                       Corporation  Subsidiaries Subsidiaries  Entries      Pulte Corporation
                                       -----------  ------------ ------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...   $ 63,211    $  67,113    $  72,184    $ (139,297)  $  63,211
   Adjustments to reconcile income from
    continuing operations to net cash
     flows provided by (used in)
      operating activities:
       Equity in subsidiaries .........    (72,184)      (2,016)     (65,097)     139,297         --
       Amortization, depreciation and
        other .........................         85        6,107          555         --          6,747
       Deferred income taxes ..........     (9,517)        --           --           --         (9,517)
       Gain on sale of securities .....       --           --        (11,069)        --        (11,069)
       Increase (decrease) in cash
         due to:
        Inventories ...................       --       (157,527)        --           --       (157,527)
        Residential mortgage loans
          available-for-sale ..........       --           --          7,859         --          7,859
        Other assets ..................     (7,963)     (64,806)       8,143         --        (64,626)
        Accounts payable and accrued
          liabilities .................      6,534       56,490       (3,866)        --         59,158
        Income taxes ..................     (7,868)      43,485        5,922         --         41,539
                                          --------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  operating activities ................    (27,702)     (51,154)      14,631         --        (64,225)
                                          --------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from exchange of securities
    held-to-maturity ..................       --           --         12,282         --         12,282
  Proceeds from sale of securities
   available-for-sale .................       --           --        175,686         --        175,686
  Principal payments of mortgage-backed
    securities ........................       --           --         19,892         --         19,892
  Decrease in funds held by trustee ...       --           --          4,348         --          4,348
  Dividends received from subsidiaries      30,000       22,000         --        (52,000)        --
  Investment in subsidiaries ..........     (1,524)        --           --          1,524         --
  Advances to affiliates ..............     (2,054)       2,608       (2,782)       2,228         --
  Other, net ..........................       --           --         (4,626)        --         (4,626)
                                          --------    ---------    ---------    ---------    ---------
Net cash provided by investing
 activities ...........................   $ 26,422    $  24,608    $ 204,800    $ (48,248)   $ 207,582
                                          --------    ---------    ---------    ---------    ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                COMBINING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1996

                                                   Unconsolidated
                                        --------------------------------------
                                         Pulte      Guarantor    Non-Guarantor Eliminating  Consolidated
                                        Corporation Subsidiaries Subsidiaries  Entries      Pulte Corporation
                                        ----------- ------------ ------------  -----------  -----------------
Cash flows from financing activities:
  Payment of long-term debt and bonds    $    --      $  --       $(181,841)   $   --        $(181,841)
  Proceeds from borrowings ............       --       27,133        13,576        --           40,709
  Capital contributions from parent ...       --         --           1,524      (1,524)          --
  Advances from affiliates ............       --         --           2,228      (2,228)          --
  Stock repurchases ...................    (99,561)      --            --          --          (99,561)
  Dividends paid ......................     (5,958)      --         (52,000)     52,000         (5,958)
  Other, net ..........................        602       --              90        --              692
                                         ---------   --------     ---------    --------      ---------
Net cash provided by (used in)
 financing activities .................   (104,917)    27,133      (216,423)     48,248       (245,959)
                                         ---------    -------     ---------    --------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations .   (106,197)       587         3,008        --         (102,602)
                                         ---------    -------     ---------    --------      ---------
Discontinued operations:
Cash flows from operating
   activities:
  Income from discontinued
    operations ........................    116,432       --          10,312     (10,312)       116,432
  Change in deferred income taxes .....    (38,321)      --            --          --          (38,321)
  Equity in subsidiaries ..............    (10,312)      --            --        10,312           --
  Changes in income taxes .............    (72,755)      --            --          --          (72,755)
  Other changes, net ..................      4,956       --         (19,174)       --          (14,218)
Cash flows from investing activities:
  Purchase of securities available-
   for-sale ...........................       --         --         (42,209)       --          (42,209)
  Principal payments of mortgage-backed
    securities ........................       --         --          43,735        --           43,735
  Net proceeds from sale of investments       --         --           4,514        --            4,514
  Decrease in Covered Assets and FRF
    receivables .......................       --         --          37,438        --           37,438
  Decrease in loans receivable ........       --         --            (419)       --             (419)
Cash flows from financing activities:
  Increase in deposit liabilities .....       --         --           3,404        --            3,404
  Repayment of borrowings .............       --         --         (31,560)       --          (31,560)
  Decrease in FHLB advances ...........       --         --          (6,400)       --           (6,400)
                                         ---------   --------     ---------    --------      ---------
Net decrease in cash and
  equivalents-discontinued
     operations .......................       --         --            (359)       --             (359)
                                         ---------   --------     ---------    --------      ---------
Net increase (decrease) in cash
 and equivalents ......................   (106,197)       587         2,649        --         (102,961)
Cash and equivalents at beginning
 of year ..............................    220,782     71,012         3,369        --          295,163
                                         ---------    -------     ---------    --------      --------
Cash and equivalents at end of year ...  $ 114,585    $71,599     $   6,018    $   --        $ 192,202
                                         =========    =======     =========    ========      =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.         Supplemental Guarantor Information (continued)

                      COMBINING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1995



                                                 Unconsolidated
                                       ----------------------------------------
                                       Pulte       Guarantor      Non-Guarantor Eliminating  Consolidated
                                       Corporation Subsidiaries   Subsidiaries  Entries      Pulte Corporation
                                       ----------- ------------   ------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..   $ 48,839    $  56,237     $  52,415    $(108,652)    $  48,839
    Adjustments to reconcile income
     from continuing operations to
      net cash flows used in
       operating activities:
        Equity in subsidiaries .......    (52,415)      (8,358)      (47,879)     108,652          --
        Amortization, depreciation
         and other ...................         77        5,027         1,234         --           6,338
        Deferred income taxes ........    (11,070)        --            --           --         (11,070)
        Gain on sale of securities ...       --           --          (4,003)        --          (4,003)
        Increase (decrease) in cash
         due to:
         Inventories .................       --       (107,366)         --           --        (107,366)
         Residential mortgage loans
           available-for-sale ........       --           --         (40,928)        --         (40,928)
         Other assets ................     (2,105)     (30,154)       (3,368)        --         (35,627)
         Accounts payable and accrued
           liabilities ...............      1,447       31,755        16,737         --          49,939
         Income taxes ................       (731)      31,919         6,936         --          38,124
                                         --------    ---------     ---------    ---------     ---------
Net cash used in operating
  activities .........................    (15,958)     (20,940)      (18,856)        --         (55,754)
                                         --------    ---------     ---------    --------      ---------

Cash flows from investing activities:
  Proceeds from exchange of securities
    held-to-maturity .................       --           --          14,114         --          14,114
  Proceeds from sale of securities
   available-for-sale ................       --           --          48,370         --          48,370
  Principal payments of mortgage-
   backed securities .................       --           --          47,667         --          47,667
  Decrease in funds held by trustee ..       --           --           1,911         --           1,911
  Dividends received from subsidiaries     10,652       40,000          --        (50,652)         --
  Investment in subsidiaries .........     (3,057)        --            --          3,057          --
  Advances to affiliates .............      5,907       (5,977)         --             70          --
  Other, net .........................       --          1,423          (388)        --           1,035
                                         --------    ---------     ---------    ---------     ---------
Net cash provided by investing
 activities ..........................   $ 13,502    $  35,446     $ 111,674    $(47,525)     $ 113,097
                                         ========    =========     =========    ========      =========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

                COMBINING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1995


                                                    Unconsolidated
                                          ----------------------------------------
                                          Pulte        Guarantor     Non-Guarantor  Eliminating   Consolidated
                                          Corporation  Subsidiaries  Subsidiaries   Entries       Pulte Corporation
                                          -----------  ------------  -------------  -----------   ------------------
Cash flows from financing activities:
Payment of long-term debt and bonds....   $    --      $  --         $(107,543)      $   --         $(107,543)
  Proceeds from borrowings ............     124,894      9,916          65,353           --           200,163
  Repayment of borrowings .............        --         --              (470)          --              (470)
  Capital contributions from parent ...        --         --             3,057         (3,057)           --
  Advances from affiliates ............        --        3,043          (2,973)           (70)           --
  Stock repurchases ...................     (11,707)      --              --            --            (11,707)
  Dividends paid ......................      (6,489)      --           (50,652)        50,652          (6,489)
  Other, net ..........................         994       --               344           --             1,338
                                          ---------    -------        --------       --------       ---------
Net cash provided by (used in)
 financing activities .................     107,692     12,959         (92,884)        47,525          75,292
                                          ---------    -------        --------       --------       ---------
Net increase (decrease) in cash and
  equivalents - continuing operations .     105,236     27,465             (66)          --           132,635
                                          ---------    -------        --------       --------       ---------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations .       9,507       --             4,792         (4,792)          9,507
  Change in deferred income taxes .....      18,280       --              --             --            18,280
  Equity in subsidiaries ..............      (4,792)      --              --            4,792            --
  Changes in income taxes .............     (18,123)      --              --             --           (18,123)
  Other changes, net ..................      (4,872)      --            12,614           --             7,742
Cash flows from investing activities:
  Purchase of securities available-
   for-sale ...........................        --         --           (70,052)          --           (70,052)
  Principal payments of mortgage-backed
    securities ........................        --         --            31,857           --            31,857
  Decrease in Covered Assets and FRF
    receivables .......................        --         --            35,929           --            35,929
Cash flows from financing activities:
  Decrease in deposit liabilities .....        --         --          (128,542)          --          (128,542)
  Repayment of borrowings .............        --         --           (31,560)          --           (31,560)
  Decrease in FHLB advances ...........        --         --            26,000           --            26,000
                                          ---------    -------        --------       --------       ---------
Net decrease in cash and
 equivalents- discontinued
    operations ........................        --         --          (118,962)          --          (118,962)
                                          ---------    -------        --------       --------       ---------
Net increase (decrease) in cash and
  equivalents .........................     105,236     27,465        (119,028)          --            13,673
Cash and equivalents at beginning
 of year ..............................     115,546     43,547         122,397           --           281,490
                                          ---------    -------        --------       --------       ---------
Cash and equivalents at end of year ...   $ 220,782    $71,012       $   3,369       $   --         $ 295,163
                                          =========    =======       =========       ========       =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

                      COMBINING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1994

                                                          Unconsolidated
                                                 -------------------------------------
                                                 Pulte       Guarantor    Non-Guarantor Eliminating  Consolidated
                                                 Corporation Subsidiaries Subsidiaries  Entries      Pulte Corporation
                                                 ----------- ------------ ------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........   $  59,780    $  68,399    $  65,543    $ (13,353)    $ 62,369
    Adjustments to reconcile income
    from continuing operations to net
    cash flows provided by (used in)
      operating activities:
        Equity in subsidiaries ...............     (64,217)     (11,537)     (55,599)     131,353         --
        Amortization, depreciation
         and other ...........................      (1,025)       1,496       12,763         --         13,234
        Deferred income taxes ................      (9,575)        --           --           --         (9,575)
        Gain on sale of securities ...........        --           --         (9,369)        --         (9,369)
        Increase (decrease) in cash
        due to:
         Inventories .........................        --       (186,904)        --           --       (186,904)
         Residential mortgage loans
          held-for-sale ......................        --           --        130,780         --        130,780
         Other assets ........................        (975)     (28,637)      (3,426)        --        (33,038)
         Accounts payable and accrued
           liabilities .......................       2,558       71,912       11,809         --         86,279
         Income taxes ........................       1,200       36,354        8,000         --         45,554
                                                 ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  operating activities .......................     (12,254)     (48,917)     160,501         --         99,330
                                                 ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from exchange of securities
    held-to-maturity .........................        --           --          4,794         --          4,794
  Proceeds from sale of securities
    available-for-sale .......................        --           --         53,863         --         53,863
  Principal payments of mortgage-
    backed securities ........................        --           --        123,783         --        123,783
  Decrease in funds held by trustee ..........        --           --         21,077         --         21,077
  Dividends received from subsidiaries........     111,722         --           --       (111,722)        --
  Investment in subsidiaries .................      (5,677)        --           --          5,677         --
  Advances to affiliates .....................    (125,158)       1,647       83,636       39,875         --
  Other, net .................................        --         (6,144)     (11,847)        --        (17,991)
                                                 ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  investing activities .......................   $ (19,113)   $  (4,497)   $ 275,306    $ (66,170)   $ 185,526
                                                 ---------    ---------    ---------    ---------    ---------

                               PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                       COMBINING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1994


                                                      Unconsolidated
                                          ---------------------------------------
                                            Pulte     Guarantor      Non-Guarantor    Eliminating  Consolidated
                                          Corporation  Subsidiaries  Subsidiaries     Entries      Pulte Corporation
                                          -----------  ------------  ------------     -----------  -----------------
Cash flows from financing activities:
  Payment of long-term debt and bonds     $      --      $      --      $  (190,496)   $      --      $  (190,496)
  Proceeds from borrowings ............       114,656           --             --             --          114,656
  Repayment of borrowings .............          --          (35,156)       (92,157)          --         (127,313)
  Capital contributions from parent ...          --             --            5,677         (5,677)          --
  Advances from affiliates ............          --          107,872        (67,997)       (39,875)          --
  Stock repurchases ...................        (2,404)          --             --             --           (2,404)
  Dividends paid ......................        (6,617)          --         (111,722)       111,722         (6,617)
  Other, net ..........................           266           --             (191)          --               75
                                          -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in)
 financing activities .................       105,901         72,716       (456,886)        66,170       (212,099)
                                          -----------    -----------    -----------    -----------    -----------
Net increase (decrease) in cash and
  equivalents - continuing operations .        74,534         19,302        (21,079)          --           72,757
                                          -----------    -----------    -----------    -----------    -----------
Discontinued operations:
Cash flows from operating activities:
  Income (loss) from discontinued
    operations ........................       102,988           --          (33,330)        33,330        102,988
  Change in deferred income taxes .....       (76,283)          --             --             --          (76,283)
  Equity in subsidiaries ..............        33,330           --             --          (33,330)          --
  Change in trading account and other
    securities ........................          --             --         (180,761)          --         (180,761)
  Changes in income taxes .............       (46,082)          --             --             --          (46,082)
  Other changes, net ..................       (13,953)          --           37,456           --           23,503
Cash flows from investing activities:
  Purchase of securities available-for-
    sale ..............................          --             --         (536,838)          --         (536,838)
  Principal payments of mortgage-
    backed securities .................          --             --           94,709           --           94,709
  Decrease in Covered Assets and FRF
    receivables .......................          --             --          160,157           --          160,157
  Decrease in loans receivable ........          --             --           16,292           --           16,292
  Net proceeds from sale of bank
  branches ............................          --             --        1,092,614           --        1,092,614
Cash flows from financing activities:
  Repayment of borrowings .............          --             --         (319,076)          --         (319,076)
  Decrease in FHLB advances ...........          --             --         (231,509)          --         (231,509)
                                          -----------    -----------    -----------    -----------    -----------
Net increase in cash and equivalents-
  discontinued operations .............          --             --           99,714           --           99,714
                                          -----------    -----------    -----------    -----------    -----------
Net increase in cash and
equivalents ...........................        74,534         19,302         78,635           --          172,471
Cash and equivalents at beginning
of year ...............................        41,012         24,245         43,762           --          109,019
                                          -----------    -----------    -----------    -----------    -----------
Cash and equivalents at end of year ...   $   115,546    $    43,547    $   122,397    $      --      $   281,490
                                          ===========    ===========    ===========    ===========    ===========

                                REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Pulte Corporation


We have audited the accompanying consolidated balance sheets of Pulte Corporation as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Corporation at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, in 1995 the Company changed its method of accounting for mortgage servicing.





                                                      ERNST & YOUNG LLP


Detroit, Michigan
January 21, 1997



                               PULTE CORPORATION
                        UNAUDITED QUARTERLY INFORMATION
                    ($000's omitted, except per share data)


                                          1st        2nd          3rd        4th
                                        Quarter     Quarter      Quarter     Quarter        Total
                                       --------     -------      -------     -------        -----
1996
Homebuilding operations:
Sales (settlements) ................   $ 413,220    $571,283    $614,710    $727,249    $ 2,326,462
Cost of sales ......................     352,685     488,904     521,773     619,023      1,982,385
Income before income taxes .........       7,305      26,761      32,027      42,489        108,582

Financial services operations:
Revenues ...........................   $  16,133    $ 15,096    $  9,247    $  9,721    $    50,197
Income before income taxes .........       4,838       5,909       1,332       2,611         14,690

Corporate:
Revenues ...........................   $   3,166    $  1,977    $  1,215    $  1,266    $     7,624
Loss before income taxes ...........      (3,529)     (5,119)     (5,942)     (6,219)       (20,809)

Consolidated results:
Revenues ...........................   $ 432,519    $588,356    $625,172    $738,236    $ 2,384,283
Income from continuing operations
 before income taxes ...............       8,614      27,551      27,417      38,881        102,463
Income taxes .......................       3,506      11,150      10,994      13,602         39,252
Income from continuing operations ..       5,108      16,401      16,423      25,279         63,211
Income from discontinued operations        1,972       1,793     111,208       1,459        116,432
Net income .........................       7,080      18,194     127,631      26,738        179,643

Per share data:
Income from continuing operations ..   $     .19    $    .64    $    .68    $   1.08    $      2.52
Income from discontinued operations          .07         .07        4.61         .06           4.65
Net income .........................         .26         .71        5.29        1.14           7.17




                               PULTE CORPORATION
                        UNAUDITED QUARTERLY INFORMATION
                    ($000's omitted, except per share data)


                                          1st       2nd          3rd         4th
                                        Quarter    Quarter     Quarter      Quarter        Total
                                        -------    -------     -------      -------      ----------
1995
Homebuilding operations:
Sales (settlements) ................   $308,649    $ 464,419    $520,937    $ 641,698    $1,935,703
Cost of sales ......................    263,930      399,349     445,625      546,048     1,654,952
Income (loss) before income taxes ..     (3,063)      15,692      26,034       41,135        79,798

Financial services operations:
Revenues ...........................   $ 19,831    $  16,368    $ 17,901    $  20,005    $   74,105
Income before income taxes .........      6,516        2,337       3,834        5,749        18,436

Corporate:
Revenues ...........................   $  4,395    $   4,677    $  4,509    $   5,751    $   19,332
Loss before income taxes ...........     (4,155)      (2,053)     (2,575)      (7,427)      (16,210)

Consolidated results:
Revenues ...........................   $332,875    $ 485,464    $543,347    $ 667,454    $2,029,140
Income (loss) from continuing
 operations before income taxes ....       (702)      15,976      27,293       39,457        82,024
Income taxes (benefit) .............       (276)       6,485      11,027       15,949        33,185
Income (loss) from continuing
   operations ......................       (426)       9,491      16,266       23,508        48,839
Income from discontinued operations       3,893        1,181       2,531        1,902         9,507
Net income .........................      3,467       10,672      18,797       25,410        58,346

Per share data:
Income (loss) from continuing
 operations ........................   $   (.01)   $     .34    $    .60    $     .86    $     1.79
Income from discontinued operations         .14          .04         .09          .07           .34
Net income .........................        .13          .38         .69          .93          2.13

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required by this Item with respect to executive officers of the Company is set forth in Item 4A. Information required by this Item with respect to members of the Board of Directors of the Company is contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders (1997 Proxy Statement) under the caption "Election of Directors," incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item is contained in the 1997 Proxy Statement under the caption "Remuneration of Directors and Executive Officers" and under the caption "Stock Options Granted to Officers by the Company," incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information required by this Item is contained in the 1997 Proxy Statement under the caption "Election of Directors," incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this Item is contained in the 1997 Proxy Statement under the caption "Remuneration of Directors and Executive Officers," incorporated herein by this reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The following documents are filed as part of this Annual Report on Form 10-K.

(a) Financial Statements and Schedules
    (1) Financial Statements                                          Page Herein
                                                                      -----------
        Consolidated Balance Sheets at December 31, 1996 and 1995.........  21
        Consolidated Statements of Operations for the years ended
           December 31, 1996, 1995 and 1994...............................  22
        Consolidated Statements of Shareholders' Equity for the
           years ended December 31, 1996, 1995 and 1994...................  23
        Consolidated Statements of Cash Flows for
           the years ended December 31, 1996, 1995 and 1994...............  24
        Notes to Consolidated Financial Statements........................  26

    (2) Financial Statement Schedules
        III  - Condensed Financial Information of Registrant..............  70

All other schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

(3) Exhibits Index

                                                            Page Herein or Incorporated
    Exhibit Number and Description                          by Reference From
    ------------------------------                          --------------------------
(2) and
(10)      (a) Assistance Agreement, dated                   Filed as Exhibit 2 and 10(a)
              September 9, 1988, by and                     to Pulte Corporation's Annual
              among The Federal Savings                     Report on Form 10-K for the
              and Loan Insurance Corporation                year ended December 31, 1988.
              (FSLIC), First Heights, FSA,
              Heights of Texas, FSB (Heights
              of Texas) and Pulte Diversified
              Companies, Inc. (PDCI).

          (b) Amendment to Assistance Agreement,            Filed as Exhibit 2 and 10(b)
              to dated September 23, 1988, among            Pulte Corporation's Annual
              Report the FSLIC, First Heights, FSA,         on Form 10-K for the year
              ended Heights of Texas and PDCI.              December 31, 1988.

          (c) Promissory Notes

               (1)  Promissory Note No. 1, dated            Filed as Exhibit 2 and 10(c) to
                    September 9, 1988, in the               Pulte Corporation's Annual Report
                    amount of $139,400,000 from             on Form 10-K for the year ended
                    the FSLIC to First Heights.             December 31, 1988.

               (2)  Promissory Note No. 2, dated            Filed as Exhibit 2 and 10(c) to
                    September 9, 1988, in the               Pulte Corporation's Annual Report
                    amount of $172,365,000 from             on Form 10-K for the year ended
                    the FSLIC to First Heights.             December 31, 1988.

               (3)  Receiver's Note No. 3, dated            Filed as Exhibit 2 and 10(c) to
                    September 23, 1988, in the              Pulte Corporation's Annual Report
                    amount of $152,169,750 from             on Form 10-K for the year ended
                    the FSLIC to the FSLIC as               December 31, 1988.
                    receiver for Champion Savings
                    Association (Champion).

               (4)  Receiver's Note No. 4, dated            Filed as Exhibit 2 and 10(c) to
                    September 23, 1988, in the              Pulte Corporation's Annual Report
                    amount of $48,527,250 from the          on Form 10-K for the year ended
                    FSLIC to the FSLIC as receiver          December 31, 1988.
                    for Champion.

          (d) Regulatory Capital Maintenance                Filed as Exhibit 2 and 10(d) to
              Agreement, dated September 9, 1988,           Pulte Corporation's Annual
              Report by and among, Pulte Corporation,       on Form 10-K for the
              year ended PDCI, First Heights, Heights       December 31, 1988.
              of Texas and the FSLIC.



EXHIBITS
                                                            Page Herein or Incorporated
Exhibit Number and Description                              by Reference From
------------------------------                              ---------------------------
         (e) Amendment to Regulatory Capital                Filed as Exhibit 2 and 10(e) to
             Maintenance Agreement, dated                   Pulte Corporation's Annual Report
             September 23, 1988, among Pulte                on Form 10-K for the year ended
             Corporation, PDCI, First Heights,              December 31, 1988.
             Heights of Texas and the FSLIC.

         (f) Warranty Agreement, dated as of                Filed as Exhibit 2 and 10(f) to
             September 9, 1988, between                     Pulte Corporation's Annual Report
             First Heights and the FSLIC.                   on Form 10-K for the year ended
                                                            December 31, 1988.

         (g) Receiver's Note Agreement, dated               Filed as Exhibit 2 and 10(g)
             to September 23, 1988, between the             Pulte Corporation's Annual
             Report FSLIC, as receiver for                  on Form 10-K for the
             Champion and the FSLIC.                        year ended December 31, 1988.


(3)      (a) Articles of Incorporation, as amended.         Filed as Exhibit 19(a) to Pulte
                                                            Corporation's Form 10-Q for the
                                                            quarter ended June 30, 1988.

         (b) By-laws                                        Filed as Exhibit 3(b) to the
                                                            Registrant's Registration Statement
                                                            on Form S-4 (Registration Statement
                                                            No. 33-17223).

(4)      (a) Senior Note Indenture among Pulte              Filed as Exhibit 4.1 to the
             Corporation, certain of its subsidiaries,      Registrant's Registration Statement
             as Guarantors, and NationsBank of              on Form S-3 (Registration Statement
             Georgia, National Association,as               No. 33-71742).
             Trustee, including Form of Senior
             Guarantee, covering Pulte Corporation's
             8.375% unsecured Senior Notes
             due 2004 ($115,000,000 aggregate
             principal amount outstanding) and 7%
             unsecured Senior Notes due 2003
             ($100,000,000 aggregate principal amount
             outstanding)

         (b) Senior Note Indenture among Pulte              Filed as Exhibit (c) 1 to the
             corporation, certain of its                    Registrant's Current Report on Form 8-K
             subsidiaries, as Guarantors, and               dated October 20, 1995.
             The First National Bank of Chicago,
             as Trustee, covering Pulte Corporation's
             7.3% unsecured Senior Notes due 2005
             ($125,000,000 aggregate principal amount
             outstanding)



EXHIBITS
                                                            Page Herein or Incorporated
Exhibit Number and Description                              by Reference From
------------------------------                              ---------------------------

(10)      Material Contracts

          (a)  1983 Key Employees' Stock                    Filed as Exhibit 10(a) to Pulte Home
               Option Plan.                                 Corporation's Annual Report on Form 10-K
                                                            for the fiscal year ended December 31,
                                                            1983. (1983 Annual Report)

          (b)  First Amendment to 1983 Key                  Filed as Exhibit 10(b) to the
               Employees' Stock Option Plan                 Registrant's Registration Statement
                                                            on Form S-8 (Registration Statement
                                                            No. 33-20052).

          (c)  1977 Key Employees' Stock                    Filed as Exhibit 1(a) to Pulte Home
               Option Plan                                  Corporation's Registration
                                                            Statement on Form S-8 (Registration
                                                            No. 2-59802).

          (d)  First Amendment to 1977 Key                  Filed as Exhibit III to Pulte Home
               Employees' Stock Option Plan                 Corporation's Annual Report on Form
                                                            10-K for the year ended
                                                            December 31, 1981.

          (e)  Second Amendment to 1977 Key                 Filed as Exhibit 10(e) to the
               Employees' Stock Option Plan                 Registrant's Registration Statement
                                                            on Form S-8 (Registration Statement
                                                            No. 33-20052).

          (f)  James Grosfeld Consulting                    Filed as Exhibit 10(g) to Pulte
               Agreement April 30, 1990                     Corporation's Annual Report on Form
                                                            10-K for the year ended
                                                            December 31, 1990.

          (g)  James Grosfeld Agreement                     Filed as Exhibit 10(h) to Pulte
               November 16, 1990                            Corporation's Annual Report on Form
                                                            10-K for the year ended
                                                            December 31, 1990.

          (h)  1990 Stock Incentive Plan for                Filed with the Proxy Statement dated
               Key Employees                                April 3, 1990 and as an exhibit to the
                                                            Registrant's Registration Statement on
                                                            Form S-8 (Registration Statement
                                                            No. 33-40102).

          (i)  James Grosfeld Amendment and                 Filed as Exhibit 10(i) to Pulte
               Extension to Consulting                      Corporation's Annual Report on Form
               Agreement December 31, 1992.                 10-K for the yeartended December 30, 1992.






EXHIBITS
                                                            Page Herein or Incorporated
Exhibit Number and Description                              by Reference From
------------------------------                              ---------------------------

         (j)   1994 Stock Incentive Plan for                Filed with the Proxy Statement dated
               Key Employees                                March 31, 1994 and as an exhibit to the
                                                            Registrant's Registration Statement on
                                                            Form S-8 (Registration Statement
                                                            No. 33-98944).

         (k)   Credit Agreement, dated                      Filed as Exhibit 10(l) to Pulte
               January 5, 1995, among Pulte                 Corporation's Annual Report on Form 10-K
               Corporation, NationsBank, N.A.               for the year ended December 31, 1994.
               (Carolinas) as Agent for certain
               lenders.

         (l)   Second Amendment to Credit
               Agreement, dated December 31, 1996,
               among Pulte Corporation and NationsBank,
               N.A., as Agent for certain lenders.

         (m)   1995 Stock Incentive Plan for                Filed with the Proxy Statement dated
               Key Employees                                March 31, 1995 and as an exhibit to the
                                                            Registrant's Registration Statement on
                                                            Form S-8 (Registration Statement
                                                            No 33-99218).
(11)       Statement Regarding Computation
           of Per Share Earnings                            63

(21)       Subsidiaries of the Registrant                   64

(23)       Consent of Independent Auditors                  66

(27)       Financial Data Schedule



Reports on Form 8-K Filed During the Fourth Quarter of 1996:

There have been no reports filed on Form 8-K by the registrant during the fourth quarter of 1996.

                              PULTE CORPORATION

      EXHIBIT 11 - STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                    (000's omitted, except per share date)

                                                            Years ended December 31,
                                                ----------------------------------------------
                                                 1996      1995     1994      1993      1992
                                                 ----      ----     ----      ----      ----
Primary:
  Net income.................................   $ 179,643  $58,346  $162,768  $79,368  $70,104
                                                =========  =======  ========  =======  =======
  Weighted average common shares outstanding.      24,844   27,074    27,556   27,479   26,712
  Common stock equivalents -stock options....         226      284       298      434      465
                                                ---------  -------  --------  -------  -------
       Total.................................      25,070   27,358    27,854   27,913   27,177
                                                =========  =======  ========  =======  =======
  Net income per share.......................   $    7.17  $  2.13  $   5.85  $  2.84  $  2.58
                                                =========  =======  ========  =======  =======

Fully Diluted:
  Net income.................................   $ 179,643  $58,346  $162,768  $79,368  $70,104
   Plus: Interest expense and  bond issue
   cost amortization on convertible
   subordinated debentures...................           -        -         -               443
                                                ---------  -------  --------  -------  -------
  Adjusted net income........................   $ 179,643  $58,346  $162,768  $79,368  $70,547
                                                =========  =======  ========  =======  =======
  Weighted average common shares outstanding.      24,828   27,074    27,556   27,479   26,712
  Common stock equivalents - stock options...         234      311       304      455      476
  Assumed conversion of 8-1/2% subordinated
    debentures...............................           -        -         -        -      598
                                                ---------  -------  --------  -------  -------
      Total..................................      25,062   27,385    27,860   27,934   27,786
                                                =========  =======  ========  =======  =======
Net income per share ........................   $    7.17  $  2.13  $   5.85  $  2.84  $  2.54
                                                =========  =======  ========  =======  =======

                              PULTE CORPORATION
                 EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

Pulte Corporation (the Company) owns 100% of the capital stock of Pulte Diversified Companies, Inc. (PDCI), Pulte Financial Companies, Inc. (PFCI) and Oakton Building Corporation, all Michigan corporations, and 100% of the capital stock of North American Builders Indemnity Company, a Colorado corporation.

PDCI owns 100% of the capital stock of Pulte Home Corporation (Pulte), a Michigan corporation, and 100% of the capital stock of First Heights Bank, a federal savings bank (First Heights).

First Heights owns 100% of the capital stock of First Heights Investment Corporation, a Texas corporation.

Pulte owns 100% of the capital stock of the following subsidiaries:

                                                                           Place of
                                  Company Name                           Incorporation
                                  ------------                           --------------
         ICM Mortgage Corporation (1)............................              Delaware
         Pulte Homes of Michigan Corporation (2).................              Michigan
         Palmville Development Corp. ............................              Michigan
         Ceiba Homes Inc. .......................................              Michigan
         Gurabo Homes, Inc. .....................................              Michigan
         Salinas Homes, Inc. ....................................              Michigan
         Salinas Builders, Inc. .................................              Michigan
         Dean Realty Company (3).................................              Michigan
         Pulte Home Corporation of Texas (4).....................              Michigan
         Cambridge Software, Inc. ...............................              Michigan
         Pulte Development Corporation...........................              Michigan
         Builders' Supply & Lumber Co., Inc. ....................              Michigan
         PHM Realty, Inc. .......................................               Florida
         Raleigh Classic Homes, Inc. ............................        North Carolina
         Charlotte Classic Homes, Inc. ..........................        North Carolina
         Greensboro Classic Homes, Inc...........................        North Carolina
         Preserve I, Inc. (5)....................................              Michigan
         Preserve II, Inc. (5)...................................              Michigan
         Pulte Home Corporation of Massachusetts (9).............              Michigan
         Pulte Homes of Minnesota Corporation....................             Minnesota
         PBW Corporation.........................................              Michigan
         Wil Corporation.........................................              Michigan
         Canterbury Communities, Inc. (6)........................              Michigan
         Pulte Home Caribbean Corporation........................              Michigan
         Pulte Home Corporation of The Delaware Valley...........              Michigan
         Pulte Homes of South Carolina, Inc. (7).................              Michigan
         Pulte Lifestyle Communities, Inc........................              Michigan
         Pulte Payroll Corporation...............................              Michigan
         PHC Title Corporation...................................              Michigan
         PQL Realty Corporation..................................              Michigan
         Pulte Land Development Corporation......................              Michigan
         Springfield Golf Club, Inc..............................              Michigan
         Springfield Realty Corporation..........................              Michigan
         TVM Corporation (8).....................................              Michigan

                              PULTE CORPORATION
           EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT (continued)

Pulte is a member of the following partnerships:

                                                                 Place of         Percentage
                  Entity Name                                    Formation        Ownership
                  -----------                                    ---------        ---------
                  Ashgrove Plantation L.L.C............          Virginia          34.44%
                  Buildinvest Limited Partnership......          Maryland          20.00%
                  Crosland/Piper Glen Ltd. Partnership.          N. Carolina       31.37%
                  Crosland/Wynfield Forest Limited
                  Partnership                                    N. Carolina       28.60%
                  Quantrell Mews, L.L.C................          Virginia          20.00%

Pulte owns 1% of the capital stock of Controladora PHC, S.A. De C.V., a Mexican corporation.

    1) ICM Mortgage Corporation owns 22.5% of the capital stock of Hipotecaria Su Casita, S.A. de C.V., a Mexican corporation.

    2) Pulte Homes of Michigan Corporation owns 100% of the capital stock of Gulf Partners, Inc., Sean/Christopher Homes, Inc., and
        Pulte-IN Corporation, all Michigan corporations, 100% of the capital stock of Pulte Homes of Ohio Corporation, an Ohio corporation, 50% of the capital stock of Sean/Christopher Homes, LLC, an Indiana limited liability company and 1% of the capital stock of Haggerty Hills Limited Partnership, a Michigan limited partnership. Sean/Christopher Homes, Inc. owns 50% of the capital stock of Sean/Christopher Homes, LLC, an Indiana limited liability corporation. Gulf Partners, Inc. owns 99% of the capital stock of Haggerty Hills Limited Partnership, a Michigan limited partnership.

    3) Dean Realty Company owns 100% of the capital stock of Pulte Real Estate Company, a Florida corporation.

    4) Pulte Home Corporation of Texas owns 100% of the capital stock of James T. Lynch, Inc., a Texas corporation and Pulte Homes of Greater Kansas City, Inc., a Michigan corporation.

    5) Preserve I, Inc. owns 99% and Preserve II, Inc. owns 1% of The Preserve Limited Partnership, a Maryland limited partnership.

    6) Canterbury Communities, Inc. owns 100% of the capital stock of Canterbury Diversified Building Corporation and Canterbury Finance Corporation, both Michigan corporations.

    7) Pulte Homes of South Carolina Inc. owns 100% of the capital stock of Great American Homes, Inc. and SC Warranty Corporation, both Michigan corporations.

    8) TVM Corporation owns 63% of the capital stock of PHM Title Agency L.L.C., a Delaware limited liability company.

    9) Willow Brook Associates Limited Partnership, a Massachusetts Limited Partnership, is 99% owned Pulte Home Corporation of Massachusetts.

    PFCI owns 100% of the capital stock of Pulte Financial Holding Corp., Guaranteed Mortgage Corporation II and Guaranteed Mortgage Corporation III, all Michigan corporations.

    Oakton Building Corporation owns 99% of Controladora PHC, S.A. De C.V. (Controladora), a Mexican corporation, and 23.33% of Nantar, S. De R.L. De C.V., a Mexican LLC. Controladora owns 76.67% of Nantar, S. De R.L. De C.V., a Mexican LLC, and 50% of Condak-Pulte S. De R.L. De C.V., a Mexican joint venture.

                              PULTE CORPORATION
                 EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS


    We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 33-20052, Form S-8 No. 2-59802, Form S-8 No. 33-40102, Form S-8 No. 33-98944, Form S-8 No. 33-99218 and Form S-3 No.
    33-93870) and the related Prospectuses of Pulte Corporation for the registration of its debt securities and shares of its common stock of our report dated January 21, 1997 with respect to the consolidated financial statements and schedule of Pulte Corporation included in this Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission.


                                                      ERNST & YOUNG LLP

    Detroit, Michigan
    February 28, 1997

                              PULTE CORPORATION
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pulte Corporation (the Registrant) is a holding company. The accompanying financial statements are not the primary consolidated financial statements since these financial statements present only the accounts of Pulte Corporation which include its investment in subsidiaries on the equity method. The primary financial statements of the Company are its consolidated financial statements.

The net assets of Pulte Home Corporation, ICM Mortgage Corporation and First Heights Bank, a federal savings bank, indirectly wholly-owned subsidiaries of Pulte Corporation are subject to certain restrictions (see Notes to Consolidated Financial Statements).


                              Pulte Corporation
                                Balance Sheets
                          December 31, 1996 and 1995
                               ($000's omitted)


                                                                    1996            1995
                                                                    ----            ----
Assets:
Cash and equivalents......................................       $  114,585     $  220,782
Investment in subsidiaries, on the equity method . .......          859,866        725,689
Advances receivable - subsidiaries........................          139,351        171,117
Deferred income taxes.....................................          128,668         80,830
Other accounts receivable.................................           12,860          4,899
                                                                 ----------     ----------
                                                                 $1,255,330     $1,203,317
                                                                 ==========     ==========


Liabilities and shareholders' equity:
Advances payable - subsidiaries...........................       $   18,029     $   14,349
Income taxes..............................................           12,930         44,441
Accrued liabilities.......................................           51,731         35,369
Senior notes..............................................          339,365        339,280
Discontinued operations...................................            4,002          8,875
                                                                 ----------     ----------
         Total liabilities................................          426,057        442,314

Shareholders' equity......................................          829,273        761,003
                                                                 ----------     ----------
                                                                 $1,255,330     $1,203,317
                                                                 ==========     ==========

                              PULTE CORPORATION
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                             Statements of Income
             For the years ended December 31, 1996, 1995 and 1994
                               ($000's omitted)

                                                          1996         1995        1994
                                                       --------       ------      ------
Revenues - Interest income.........................    $  6,724      $17,709      $  8,814
                                                       --------      --------     --------
Expenses - General and administrative..............      13,761       10,423         8,667
           Interest ...............................      12,045       16,983         7,768
                                                       --------      -------      --------
                                                         25,806       27,406        16,435
                                                       --------      -------      --------
Expenses in excess of revenues.....................     (19,082)      (9,697)       (7,621)
Other income (expense).............................        (125)         419            49
                                                       --------      -------      --------
Loss from continuing operations before income......
  taxes, and equity in net income of subsidiaries..     (19,207)      (9,278)       (7,572)
Income tax (benefit)...............................     (10,234)      (5,702)       (3,135)
                                                       --------      -------      --------
Loss from continuing operations before equity in...
  net income of subsidiaries.......................      (8,973)      (3,576)       (4,437)
                                                       --------      -------      --------
Income from discontinued operations................     106,120        4,715       136,318
                                                       --------      -------      --------
Equity in net income of subsidiaries
  Continuing operations............................      72,184       52,415        64,217
  Discontinued operations..........................      10,312        4,792       (33,330)
                                                       --------      -------      --------
                                                         82,496       57,207        30,887
                                                       --------      -------      --------
Net income.........................................    $179,643      $58,346      $162,768
                                                       ========      =======      ========

                              PULTE CORPORATION
  SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                           Statements of Cash Flows
             For the years ended December 31, 1996, 1995 and 1994
                               ($000's omitted)

                                                          1996         1995        1994
                                                       --------     --------     --------
Continuing operations
Cash flows from operating activities:
  Income from continuing operations................    $ 63,211     $ 48,839     $  59,780
  Adjustments to reconcile income from continuing
    operations to net cash used in operating
    activities:
      Equity in subsidiaries.......................     (72,184)     (52,415)      (64,217)
      Amortization.................................          85           77        (1,025)
      Deferred income taxes........................      (9,517)     (11,070)       (9,575)
      Changes in cash due to:
        Accounts receivable and other assets.......      (7,963)      (2,105)         (975)
        Income taxes...............................      (7,868)        (731)        1,200
        Accrued liabilities........................       6,534        1,447         2,558
                                                       --------     --------     ---------
Net cash used in operating activities..............     (27,702)     (15,958)      (12,254)
                                                       --------     --------     ---------
Cash flows provided by (used in) investing
  activities:
    Investment in subsidiaries.....................      (1,524)      (3,057)       (5,677)
    Dividends received from subsidiaries...........      30,000       10,652       111,722
    Advances to (from) affiliates..................      (2,054)       5,907      (125,158)
                                                       --------     --------     ---------
Net cash provided by (used in) investing activities      26,422       13,502       (19,113)
                                                       --------     --------     ---------
Cash flows from financing activities:
  Dividends paid...................................      (5,958)      (6,489)       (6,617)
  Stock repurchases................................     (99,561)     (11,707)       (2,404)
  Proceeds from issuance of senior notes...........           -      124,894       114,656
  Other............................................         602          994           266
                                                       --------     --------     ---------
Net cash (used in) provided by financing activities    (104,917)     107,692       105,901
                                                       --------     --------     ---------
Net (decrease) increase in cash and equivalents -
  continuing operations............................    (106,197)     105,236        74,534
                                                       --------     --------     ---------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations..............     116,432        9,507       102,988
  Change in deferred income taxes..................     (38,321)      18,280       (76,283)
  Equity in subsidiaries...........................     (10,312)      (4,792)       33,330
  Amortization and other...........................       4,956       (4,872)      (13,953)
  Change in income taxes...........................     (72,755)     (18,123)      (46,082)
                                                       --------     ---------    ---------
  Net cash provided by operating activities........           -            -             -
                                                       --------     --------     ---------
Net (decrease) increase in cash equivalents........    (106,197)     105,236        74,534
Cash and equivalents at beginning of year..........     220,782      115,546        41,012
                                                       --------     --------     ---------
Cash and equivalents at end of year................    $114,585     $220,782     $ 115,546
                                                       ========     ========     =========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PULTE CORPORATION
                                 (Registrant)


March 4, 1997    /s/ Michael D. Hollerbach         /s/ Vincent J. Frees
               -----------------------------  ------------------------------
                   Michael D. Hollerbach             Vincent J. Frees
                 Executive Vice President      Vice President and Controller
                and Chief Financial Officer   (Principal Accounting Officer)
               (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

           Signature                             Title                     Date

/s/ William J. Pulte          Chairman of the Board of Directors  March 4, 1997
--------------------------    and Member of Board of Directors
    William J. Pulte


/s/ Robert K. Burgess         President, Chief Executive Officer  March 4, 1997
--------------------------    and Member of Board of Directors
    Robert K. Burgess


/s/ Michael D. Hollerbach     Executive Vice President,           March 4, 1997
--------------------------    Chief Financial Officer and
    Michael D. Hollerbach     Member of Board of Directors


                              Member of Board of Directors        March 4, 1997
--------------------------
    Howard P. Berkowitz


                              Member of Board of Directors        March 4, 1997
--------------------------
    James Grosfeld


/s/ Francis J. Sehn           Member of Board of Directors        March 4, 1997
--------------------------
    Francis J. Sehn


/s/ Ralph L. Schlosstein      Member of Board of Directors        March 4, 1997
--------------------------
    Ralph L. Schlosstein


/s/ Alan E. Schwartz          Member of Board of Directors        March 4, 1997
--------------------------
    Alan E. Schwartz


/s/ John J. Shea              Member of Board of Directors        March 4, 1997
--------------------------
    John J. Shea

                             SECOND AMENDMENT TO
                               CREDIT AGREEMENT

        This Second Amendment to Credit Agreement (this "Second Amendment"), dated as of December 31, 1996, is entered into by and among PULTE CORPORATION (the "Borrower"), the lenders identified as such on the signature pages attached hereto (the "Lenders"), the guarantors identified as such on the signature pages attached hereto (the "Guarantors"), NATIONSBANK, N.A. f/k/a NATIONSBANK, N.A. (Carolinas) as agent for the Lenders (in such capacity, the "Agent") and Comerica Bank and The First National Bank of Chicago as Co-Agents (the "Co-Agents"). All capitalized terms used herein and not otherwise defined shall have the meanings ascribed to such terms in the Credit Agreement (as defined below).

                                   RECITALS

        A. The Borrower, the Lenders, the Agent and the Co-Agents entered into that certain Credit Agreement dated as of January 5, 1995 (as amended by that certain First Amendment to Credit Agreement dated as of January 4, 1996, the "Credit Agreement").

        B. The Guarantors (other than Pulte Lifestyle Communities, Inc.) guaranteed all of the Borrower Obligations pursuant to those certain Guaranty Agreements dated as of January 5, 1995, and Pulte Lifestyle Communities, Inc. guaranteed all of the Borrower Obligations pursuant to that certain Guaranty Agreement dated as of May 10, 1995 (collectively, the "Guaranty Agreements").

        C. The Borrower has requested that the Credit Agreement be amended to extend the Revolving-A Loans Maturity Date, the Revolving-B Loans Maturity Date and the Revolving-C Loans Maturity Date, to modify the facility fee structure under the Loan Documents and to amend the Loan Documents to permit Obligors, subject to the terms of the Credit Agreement, to consolidate or merge into or sell, assign, transfer or lease or otherwise dispose of all or substantially all of their respective assets to Persons who are limited liability companies or limited partnerships.

        D. The Lenders have agreed to such modifications pursuant to the terms set forth below.

                                  AGREEMENT

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:


1.      Extension of Maturity Date.

               (a) The following definition in Section 1.01 of the Credit Agreement is amended in its entirety to read as follows:

               "Revolving-A Loans Maturity Date" means January 5, 2002.

               (b) The following definition in Section 1.01 of the Credit Agreement is amended in its entirety to read as follows:

               "Revolving-B Loans Maturity Date" means December 30, 1997; provided that the Revolving-B Loans Maturity Date may be extended as provided in Section 2.01B(b).

               (c) The following definition in Section 1.01 of the Credit Agreement is amended in its entirety to read as follows:

               "Revolving-C Loans Maturity Date" means January 5, 2002.

2. Amendment to Section 3.03(a). Section 3.03(a) of the Credit Agreement is amended in its entirety to read as follows:

        3.03   Fees.

               (a) Facility Fees. In consideration of the Revolving Loan Commitments being made available by the Lenders hereunder, the Borrower agrees to pay to the Agent, for the pro rata benefit of each Lender, a fee equal to: (a) the Revolving-A Facility Fee Percentage on (i) the Revolving-A Loan Commitment and (ii) that portion of the Revolving-C Loan Commitment which is Active, (b) the Revolving-B Facility Fee Percentage on the Revolving-B Loan Commitment, and (c) the Revolving-C Facility Fee Percentage on that portion of the Revolving-C Loan Commitment which is Inactive (each calculated on the basis of the actual number of days elapsed in a 365 or 366 day year as the case may be) (the "Facility Fees"). The Revolving-A Facility Fee Percentage, the Revolving-B Facility Fee Percentage and the Revolving-C Facility Fee Percentage mean the percentages corresponding to the ratios and/or long term debt ratings described below in effect as of the end of the fiscal quarter prior to when the Facility Fees are due (as described below).


   Pricing Debt to      Long Term      Revolving-A       Revolving-B      Revolving-C
   Capitalization      Debt Rating       Facility         Facility         Facility
      Ratio            of Borrower    Fee Percentage    Fee Percentage   Fee Percentage
   ---------------     -----------    --------------    --------------   --------------
  LTET 20%              GTET BBB+/Baa1    .100%             .080%            .090%
  GT 20% but LTET 35%   BBB/Baa2          .125%             .090%            .100%
  GT 35% but LTET 45%   BBB-/Baa3         .200%             .125%            .150%
  GT 45%                LT BBB-/Baa3      .375%             .200%            .250%

Legend: GT -- Greater Than
        LT -- Less Than
        GTET -- Greater Than or Equal To
        LTET -- Less Than or Equal To

        In the event the Pricing Debt to Capitalization Ratio and the long term debt rating of the Borrower are not at the same level, the applicable percentage shall be the lowest percentage corresponding to the applicable levels (i.e. the lowest pricing for the Borrower); provided, however, that if the Pricing Debt to Capitalization Ratio corresponds to a level more than one level lower than the long term debt rating of the Borrower, then the applicable percentage shall be one level lower than the applicable percentage determined by the long term debt rating of the Borrower.

        The accrued Facility Fees shall be due and payable quarterly in arrears on the last day of each fiscal quarter based on the Pricing Debt to Capitalization Ratio or the long term debt rating determined as of the end of the previous fiscal quarter (and shall also be due and payable on the Revolving-A Loans Maturity Date, the Revolving-B Loans Maturity Date, the Revolving-C Loans Maturity Date and on any date that a Revolving Loan Commitment is reduced) for the immediately preceding fiscal quarter (or portion thereof), beginning with the first of such dates to occur after the Closing Date.

3. Amendment to Section 6.01. Section 6.01 of the Credit Agreement is amended in its entirety to read as follows:

               6.01 Organization and Good Standing. Each Obligor domiciled in the United States and PFCI is (a) duly organized, validly existing and in good standing under the laws of the State of its organization,
        (b) duly qualified and in good standing as a foreign organization authorized to do business in every jurisdiction where the failure to so qualify would have a material adverse effect on the financial or business condition of the Consolidated Pulte Group taken as a whole and (c) has the requisite power and authority to own its properties and to carry on its business as now conducted and as proposed to be conducted.

4. Amendment to Section 6.02. Section 6.02 of the Credit Agreement is amended in its entirety to read as follows:

               6.02 Due Authorization. Each Obligor and PFCI (a) has the requisite power and authority to execute, deliver and perform such of the Loan Documents to which it is a party and to incur the obligations herein and therein provided for, and (b) is duly authorized to, and has been authorized by all necessary action, to execute, deliver and perform such of the Loan Documents to which it is a party.

5. Amendment to Section 8.04. Section 8.04 of the Credit Agreement is amended in its entirety to read as follows:

               8.04 Mergers, Consolidations and Transfers of Assets. None of the Obligors will consolidate or merge into or sell, assign, transfer or lease or otherwise dispose of all or substantially all of its assets to another Person unless (a) the Person is a corporation, limited liability company, limited partnership or similar entity organized and existing under the laws of the United States of America or any state thereof or the District of Columbia, and, immediately after the transaction, such Person is a member of the Consolidated Pulte Group, (b) the Person assumes all the obligations of the Obligor relating to the Loan Documents and (c) immediately after the transaction no Default or Event of Default exists; provided that this clause (c) shall not restrict or be applicable to a merger into, consolidation or liquidation, sale, assignment, conveyance, transfer or lease or other disposition of all or substantially all of the assets of an Obligor with or into the Borrower or a Material Subsidiary or a wholly-owned Subsidiary that is or concurrent with such transaction becomes an Obligor. Upon any such consolidation, merger, sale, disposition, assignment or transfer, the successor entity will be substituted for the Obligor (including any merger or consolidation described in the proviso at the end of the immediately preceding sentence) as applicable under the Loan Documents. The successor entity may then exercise every power and right of the Obligor under the Loan Documents, and such Obligor will be released from all of its liabilities and obligations in respect of the Loan Documents. In the event an Obligor leases all or substantially all of its assets, the lessee entity will be the successor to such Obligor and may exercise every power and right of such Obligor under the Loan Documents, but such Obligor will not be released from its obligations under the Loan Documents.

6. Representations and Warranties. The Borrower hereby represents and warrants to the Lenders, the Agent and the Co-Agents that, as of the date hereof, (a) the representations and warranties set forth in Sections 6.01, 6.02, 6.03, 6.04, 6.05, 6.14, 6.16 and 6.17 are true and correct (other than with respect to PFCI), (b) since the audited financial statements of the Consolidated Pulte Group dated as of December 31, 1995 and the unaudited financial statements of the Consolidated Pulte Group dated as of September 30, 1996 all of which have been previously delivered to the Lenders, there have occurred no changes or circumstances which have had or are likely to have a material adverse effect on the financial condition of the Consolidated Pulte Group taken as a whole, (c) except as previously disclosed in its annual and quarterly filings with the Securities and Exchange Commission (none of which disclosed matters the Borrower deems to be material), there are no actions, suits or legal, equitable, arbitration or administrative proceedings pending or, to the knowledge of the Borrower, threatened against any member of the Consolidated Pulte Group which, if adversely determined, would likely have a material adverse effect on the financial or business condition of the Consolidated Pulte Group taken as a whole and (d) no Default or Event of Default exists and is continuing.

7. Conditions Precedent. The effectiveness of this Second Amendment is subject to the satisfaction of each of the following conditions:

               (a) The Agent shall have received copies of this Second Amendment duly executed by the Obligors.

               (b) The Agent shall have received an opinion from counsel to the Obligors, in form and substance satisfactory to the Agent, addressed to the Agent on behalf of the Lenders and dated as of the date hereof.

8. Acknowledgment of Guarantors. The Guarantors acknowledge and consent to all of the terms and conditions of this Second Amendment and agree that this Second Amendment and all documents executed in connection herewith do not operate to reduce or discharge the Guarantors' obligations under the Guaranty Agreements or the other Loan Documents.

9. No Other Changes. Except as expressly modified and amended in this Second Amendment, all of the terms, provisions and conditions of the Loan Documents shall remain unchanged.

10. Counterparts. This Second Amendment may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one and the same instrument.

11. ENTIRETY. THIS SECOND AMENDMENT AND THE OTHER LOAN DOCUMENTS EMBODY THE ENTIRE AGREEMENT BETWEEN THE PARTIES AND SUPERSEDE ALL PRIOR AGREEMENTS AND UNDERSTANDINGS, ORAL OR WRITTEN, IF ANY, RELATING TO THE SUBJECT MATTER HEREOF.




                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

        This Second Amendment is executed as of the day and year first written above.

                                            BORROWER

                                            PULTE CORPORATION


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                                            GUARANTORS

                                            BUILDER'S SUPPLY & LUMBER CO., INC.


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                                            FAIRMONT BUILDING CORPORATION


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                                            PULTE DIVERSIFIED COMPANIES, INC.


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                                            PULTE FINANCIAL COMPANIES, INC.


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                            [signatures continued]

                                      PULTE HOME CORPORATION


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE DEVELOPMENT CORPORATION


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOMES, INC.


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOMES OF GREATER KANSAS CITY, INC.


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOME CORPORATION OF MASSACHUSETTS


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                            [signatures continued]

                                      PULTE HOMES OF MICHIGAN CORPORATION


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOMES OF MINNESOTA CORPORATION


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOMES OF OHIO CORPORATION


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      PULTE HOME CORPORATION OF TEXAS


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                                      SEAN/CHRISTOPHER HOMES, INC.


                                      By:_____________________________
                                      Name:___________________________
                                      Title:__________________________


                            [signatures continued]

                                            PULTE LIFESTYLE COMMUNITIES, INC.


                                            By:_____________________________
                                            Name:___________________________
                                            Title:__________________________


                            [signatures continued]

                             LENDERS


                             NATIONSBANK, N.A., in its capacity as Agent and as a Lender

                             By:_____________________________
                             Name:___________________________
                             Title:__________________________


                            [signatures continued]

                                            COMERICA BANK, in its capacity
                                            as Co-Agent and as a Lender


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                            [signatures continued]

                                       THE FIRST NATIONAL BANK OF CHICAGO,
                                       in its capacity as Co-Agent and
                                       as a Lender


                                       By:____________________________
                                       Name:  ________________________
                                       Title: ________________________


                            [signatures continued]

                                            THE BANK OF NEW YORK


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                            [signatures continued]

                                SUNTRUST BANK


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                            [signatures continued]

                                       CREDIT LYONNAIS CHICAGO BRANCH


                                       By:____________________________
                                       Name:__________________________
                                       Title:_________________________



                                       CREDIT LYONNAIS CAYMAN ISLAND


                                       By:____________________________
                                       Name:__________________________
                                       Title:_________________________


                            [signatures continued]

                                            UNITED STATES NATIONAL BANK
                                            OF OREGON, N.A.


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                            [signatures continued]

                                         THE BANK OF TOKYO-MITSUBISHI LTD.,
                                         CHICAGO BRANCH (f/k/a Bank of Tokyo,
                                         Ltd. Chicago Branch)


                                         By:____________________________
                                         Name:__________________________
                                         Title:_________________________


                            [signatures continued]

                                            MICHIGAN NATIONAL BANK


                                            By:____________________________
                                            Name:__________________________
                                            Title:_________________________


                            [signatures continued]