Form 10-Q
period 1997-03-31
PULTE CORP
filed 1997-05-06
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1997
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES __X__   NO _____

Number of shares of common stock outstanding as of April 30, 1997:  20,961,605


                               Total pages: 28
                           Listing of exhibits: 26

=============================================================================

                              PULTE CORPORATION

                                    INDEX


                                                                     Page No.
                                                                     --------

PART I   FINANCIAL INFORMATION

 Item 1  Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets, March 31, 1997 and
  December 31, 1996 ...................................................  3

 Condensed Consolidated Statements of Income, Three Months Ended
  March 31, 1997 and 1996..............................................  4

 Condensed Consolidated Statement of Shareholders' Equity, Three
  Months Ended March 31, 1997..........................................  5

 Condensed Consolidated Statements of Cash Flows, Three Months Ended
  March 31, 1997 and 1996..............................................  6

 Notes to Condensed Consolidated Financial Statements..................  8

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................... 19


PART II  OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K.............................. 26


 SIGNATURES............................................................ 27


                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                               March 31,    December 31,
                                                                 1997           1996
                                                               ---------    ------------
                                                              (Unaudited)      (Note)
ASSETS
Cash and equivalents......................................    $   62,271     $  189,625
Unfunded settlements......................................        55,751         73,896
House and land inventories................................     1,113,098      1,017,262
Mortgage-backed and related securities....................        44,661         47,113
Residential mortgage loans and other securities
  available-for-sale......................................       106,604        170,443
Other assets..............................................       349,645        342,726
Discontinued operations...................................       146,436        144,076
                                                              ----------     ----------
                                                              $1,878,466     $1,985,141
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities, including book
      overdrafts of $55,918 and $85,827 in 1997 and 1996,
      respectively........................................    $  384,626     $  439,578
   Collateralized short-term debt, recourse solely to
      applicable subsidiary assets........................        94,915        154,136
   Mortgage-backed bonds, recourse solely to applicable
      subsidiary assets...................................        43,225         45,304
   Income taxes...........................................        12,094         12,930
   Subordinated debentures and senior notes...............       395,899        391,175
   Discontinued operations................................       114,803        112,745
                                                              ----------     ----------
      Total liabilities...................................     1,045,562      1,155,868
Shareholders' equity......................................       832,904        829,273
                                                              ----------     ----------
                                                              $1,878,466     $1,985,141
                                                              ==========     ==========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.


                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                               For The Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                  1997            1996
                                                               ---------        ---------
Revenues:
  Homebuilding............................................     $ 423,215        $ 411,331
  Mortgage banking and financing, interest and other......         6,727           16,133
  Corporate, principally interest.........................         1,758            5,055
                                                               ---------        ---------
          Total revenues..................................       431,700          432,519
                                                               ---------        ---------
Expenses:
  Homebuilding, principally cost of sales.................       414,218          402,763
  Mortgage banking and financing, interest and other......         6,563           11,295
  Corporate, net..........................................         8,912            9,847
                                                               ---------        ---------
          Total expenses..................................       429,693          423,905
                                                               ---------        ---------
Income from continuing operations before income taxes.....         2,007            8,614
Income taxes..............................................           773            3,506
                                                               ---------        ---------
Income from continuing operations.........................         1,234            5,108
Income from discontinued thrift operations, net of
  income taxes............................................         1,003            1,972
                                                               ---------        ---------
Net income................................................     $   2,237        $   7,080
                                                               =========        =========
Per share data:
  Primary and fully-diluted:
    Income from continuing operations.....................     $     .05        $     .19
    Income from discontinued operations...................           .04              .07
                                                               ---------        ---------
    Net income............................................     $     .09        $     .26
                                                               =========        =========
  Cash dividends declared.................................     $     .06        $     .06
                                                               =========        =========

  Weighted-average common shares outstanding:
    Primary...............................................        23,467           27,250
                                                               =========        =========
    Fully-diluted.........................................        23,468           27,250
                                                               =========        =========

    See accompanying notes to condensed consolidated financial statements.


                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                            Additional
                                                Common       Paid-in       Unrealized       Retained
                                                Stock        Capital         Gains          Earnings         Total
                                                -------     ----------     ----------       --------         -----
Shareholders' Equity, December 31, 1996      $     233      $  57,516      $   1,474       $ 770,050      $ 829,273
Exercise of stock options .............             --          1,606             --              --          1,606
Change in unrealized
   gains on securities
   available-for-sale,
   net of income taxes
   of $192 ............................             --             --           (212)             --           (212)
Net income ............................             --             --             --           2,237          2,237
                                             ---------      ---------      ---------       ---------      ---------
Shareholders' Equity, March 31, 1997 ..      $     233      $  59,122      $   1,262       $ 772,287      $ 832,904
                                             =========      =========      =========       =========      =========

    See accompanying notes to condensed consolidated financial statements.


                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
                                                                   1997          1996
                                                                   ----          ----
Continuing operations:

Cash flows from operating activities:
   Income from continuing operations ........................   $   1,234    $   5,108
   Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
         Amortization, depreciation and other ...............         322        1,639
         Deferred income taxes ..............................      (1,750)      (4,627)
         Gain on sale of securities .........................          --       (4,495)
         Increase (decrease) in cash due to:
               Inventories ..................................     (95,836)     (61,082)
               Residential mortgage loans held for sale .....      63,838       58,514
               Other assets .................................      12,832       (8,407)
               Accounts payable and accrued liabilities .....     (54,378)      (7,242)
               Income taxes .................................         257        6,977
                                                                ---------    ---------
Net cash used in operating activities .......................     (73,481)     (13,615)
                                                                ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of securities available-for-sale ......          --       61,076
   Principal payments of mortgage-backed securities .........       2,028        8,431
   Decrease (increase) in funds held by trustee .............          68      (49,432)
   Other, net ...............................................          --       (3,064)
                                                                ---------    ---------
Net cash provided by investing activities ...................       2,096       17,011
                                                                ---------    ---------

Cash flows from financing activities:
   Payment of long-term debt and bonds ......................      (2,373)     (60,784)
   Proceeds from borrowings .................................       4,702           --
   Repayment of borrowings ..................................     (59,304)     (49,210)
   Stock repurchases ........................................          --       (9,261)
   Dividends paid ...........................................          --       (1,622)
   Other, net ...............................................       1,006           82
                                                                ---------    ---------
Net cash used in financing activities .......................     (55,969)    (120,795)
                                                                ---------    ---------
Net decrease in cash and equivalents-continuing operations ..   $(127,354)   $(117,399)
                                                                ---------    ---------


                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                1997        1996
                                                                ----        ----
Discontinued Operations:
Cash flows from operating activities:
   Income from discontinued operations ...................   $   1,003    $   1,972
   Change in income taxes ................................          --          (97)
   Other changes, net ....................................      (1,097)      (2,051)
Cash flows from investing activities:
   Purchase of securities available-for-sale .............     (12,828)      (9,560)
   Principal payments of mortgage-backed securities ......       7,539       13,133
   Net proceeds from sale of investments .................       2,330           --
   Decrease in Covered Assets and (FRF) receivables ......      30,646       31,283
Cash flows from financing activities:
   Decrease in deposit liabilities .......................      (9,347)      (1,521)
   Repayment of borrowings ...............................     (31,560)     (31,560)
   Increase (decrease) in Federal Home Loan Bank (FHLB)
     advances ............................................      13,000       (1,900)
                                                             ---------    ---------

Net decrease in cash and equivalents-discontinued
   operations ............................................        (314)        (301)
                                                             ---------    ---------


Net decrease in cash and equivalents .....................    (127,668)    (117,700)
Cash and equivalents at beginning of period ..............     192,202      295,163
                                                             ---------    ---------

Cash and equivalents at end of period ....................   $  64,534    $ 177,463
                                                             =========    =========

Cash - continuing operations .............................   $  62,271    $ 174,828
Cash - discontinued operations ...........................       2,263        2,635
                                                             ---------    ---------
                                                             $  64,534    $ 177,463
                                                             =========    =========
Supplemental disclosure of cash flow information-cash paid
   during the period for:
   Interest, net of amount capitalized;
     Continuing operations ...............................   $   3,614    $   8,591
     Discontinued operations .............................         508          732
                                                             ---------    ---------
                                                             $   4,122    $   9,323
                                                             =========    =========
   Income taxes ..........................................   $   2,223    $   1,155
                                                             =========    =========

     See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.  Basis of presentation and significant accounting policies

    Basis of presentation

    The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's direct subsidiaries consist of Pulte Financial Companies, Inc. (PFCI) and Pulte Diversified Companies, Inc. (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights Bank, fsb (First Heights). Pulte Mortgage Corporation, formerly known as ICM Mortgage Corporation, is a direct subsidiary of Pulte. The Company's continuing operations include its homebuilding (Pulte) and financial services subsidiaries, which include Pulte Mortgage (mortgage banking) and PFCI (financing). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations (See Note 2).

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    Certain 1996 classifications have been changed to conform with the 1997 presentation.

    Significant accounting policies

    In February 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. This statement replaces Accounting Principles Board (APB) Opinion No 15, Earnings Per Share, and the presentation of primary earnings per share (EPS) with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully-diluted EPS pursuant to APB 15. Under SFAS No. 128, the Company's basic and diluted EPS amounts would have been identical to the primary and fully-diluted EPS amounts presented in its consolidated statements of income for the three months ended March 31, 1997 and 1996.

2.  Discontinued operations

    Revenues of the Company's discontinued thrift operations for the three months ended March 31, 1997 and 1996, were $2,425 and $3,304, respectively. For the three months ended March 31, 1997 and 1996, discontinued thrift operations provided after-tax income of $1,003 and $1,972, respectively. Additional discounts of approximately $2,800 at March 31, 1997, are being amortized into income over the life of the related Federal Savings and Loan Insurance Corporation (FSLIC) Resolution Fund (FRF) note at a rate of approximately $1,200 per quarter.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.  Segment information

                                                    Financial Services
                                                 -------------------------
                                                  Mortgage
                                Homebuilding       Banking       Financing        Corporate       Consolidated
                                ------------      --------       ---------        ---------       ------------
Three Months Ended
  March 31, 1997:
Continuing Operations:
  Revenues:
    Unaffiliated customers       $  423,215      $    5,746      $      981       $    1,758       $  431,700
                                 ==========      ==========      ==========       ==========       ==========
  Income (loss) before
    income taxes ..........      $    8,997      $      206      $      (42)      $   (7,154)      $    2,007
                                 ==========      ==========      ==========       ==========       ==========
At March 31, 1997:
Identifiable assets .......      $1,401,101      $  120,516      $   45,124       $  165,289       $1,732,030
                                 ==========      ==========      ==========       ==========
Assets of discontinued
  operations ..............                                                                           146,436
                                                                                                   ----------
Total assets ..............                                                                        $1,878,466
                                                                                                   ==========
Three Months Ended
  March 31, 1996:
Continuing Operations:
  Revenues:
    Unaffiliated customers       $  411,331      $    7,523      $    8,610       $    5,055       $  432,519
                                 ==========      ==========      ==========       ==========       ==========
  Income (loss) before
    income taxes ..........      $    8,568      $      457      $    4,381       $   (4,792)      $    8,614
                                 ==========      ==========      ==========       ==========       ==========
At March 31, 1996:
Identifiable assets .......      $1,174,440      $  136,886      $  236,830       $  219,861       $1,768,017
                                 ==========      ==========      ==========       ==========
Assets of discontinued
  operations ..............                                                                           153,028
                                                                                                   ----------
Total assets ..............                                                                        $1,921,045
                                                                                                   ==========

4.   Subsequent event

    On April 16, 1997, the Company acquired 2,325,000 shares of its common stock from two corporations controlled by James Grosfeld and his family. These shares represented approximately 9.9% of the Company's then-outstanding common shares. The price paid for the shares was approximately $73,000, an amount per share equivalent to the average closing price of the Company's common stock over the 30 business days preceding the transaction closing date. In connection with the acquisition, the Company and Mr. Grosfeld also entered into an agreement that modified a consulting agreement dated April 27, 1990, and an agreement dated November 16, 1990, between Mr. Grosfeld and the Company. The modifications included (1) prepayment by the Company, at an agreed-upon discount rate, of the deferred amounts due to Mr. Grosfeld under the two agreements; $2,972 was paid at the closing of the share acquisition and $869 will be payable upon the first to occur of January 1, 2000 or Mr. Grosfeld's death, (2) a 13-month extension (until December 31, 1999) of Mr. Grosfeld's duties to provide advisory services to the Company and its subsidiaries in connection with the Company's thrift operations and other matters requested by the Company, and (3) a 10-year extension of the restrictions imposed by the November 1990 agreement on certain of Mr. Grosfeld's activities, until December 1, 2008.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Commitments and contingencies

    Federal Deposit Insurance Corporation

    The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the FSLIC, and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the FDIC against the Company, PDCI and First Heights (collectively, the "Pulte Defendants"). The second lawsuit (the "Court of Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Defendants against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Defendants disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Defendants dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Defendants had filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Defendants voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Claims Case. The Court of Claims Case contains essentially the same claims as were voluntarily dismissed from the District Court Case.

6.  Supplemental guarantor information

    The Company previously filed a universal shelf registration of up to $250,000 of debt or equity securities of which $125,000 of 7.3% unsecured Senior Notes were issued in October, 1995. In addition, the Company has previously issued $100,000 of 7%, and $115,000 of 8.375% unsecured Senior Notes. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, the parent company of Pulte, Pulte Mortgage, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                                March 31, 1997

                                                       Unconsolidated
                                       -----------------------------------------------
                                                                                                             Consolidated
                                           Pulte         Guarantor       Non-Guarantor       Eliminating        Pulte
                                       Corporation     Subsidiaries      Subsidiaries          Entries       Corporation
                                       -----------     ------------      -------------       -----------     ------------
ASSETS

Cash and equivalents ............      $     5,155      $    54,300      $     2,816       $        --       $    62,271
Unfunded settlements ............               --           55,751               --                --            55,751
House and land inventories ......               --        1,113,098               --                --         1,113,098
Mortgage-backed and related
  securities ....................               --               --           44,661                --            44,661
Residential mortgage loans
  and other securities
  available-for-sale ............               --               --          106,604                --           106,604
Land held for sale and future
  development ...................               --           29,918               --                --            29,918
Deferred income taxes ...........          130,418               --             (790)               --           129,628
Other assets ....................           14,262          148,034           27,803                --           190,099
Discontinued operations .........               --               --          146,436                --           146,436
Investment in subsidiaries ......          863,831           19,049          885,031        (1,767,911)               --
Advances receivable -
  subsidiaries ..................          243,286              551           18,931          (262,768)               --
                                       -----------      -----------      -----------       -----------       -----------
                                       $ 1,256,952      $ 1,420,701      $ 1,231,492       $(2,030,679)      $ 1,878,466
                                       ===========      ===========      ===========       ===========       ===========
LIABILITIES AND
 SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
  liabilities ...................      $    50,461      $   307,803      $    26,362       $        --       $   384,626
Collateralized short-term debt,
  recourse solely to applicable
  subsidiary assets .............               --               --           94,915                --            94,915
Mortgage-backed bonds,
  recourse solely to
  applicable subsidiary assets ..               --               --           43,225                --            43,225
Income taxes ....................           12,094               --               --                --            12,094
Subordinated debentures and
  senior notes ..................          339,387           56,512               --                --           395,899
Discontinued operations .........            2,784               --          112,019                --           114,803
Advances payable - subsidiaries .           19,322          219,375           24,071          (262,768)               --
                                       -----------      -----------      -----------       -----------       -----------
     Total liabilities ..........          424,048          583,690          300,592          (262,768)        1,045,562
Shareholders' equity ............          832,904          837,011          930,900        (1,767,911)          832,904
                                       -----------      -----------      -----------       -----------       -----------
                                       $ 1,256,952      $ 1,420,701      $ 1,231,492       $(2,030,679)      $ 1,878,466
                                       ===========      ===========      ===========       ===========       ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              December 31, 1996

                                                      Unconsolidated
                                      -----------------------------------------------
                                                                                                             Consolidated
                                          Pulte          Guarantor      Non-Guarantor       Eliminating         Pulte
                                       Corporation     Subsidiaries     Subsidiaries          Entries        Corporation
                                       -----------     ------------     -------------       -----------      ------------
ASSETS

Cash and equivalents ............      $   114,585      $    71,599      $     3,441       $        --       $   189,625
Unfunded settlements ............               --           73,896               --                --            73,896
House and land inventories ......               --        1,017,262               --                --         1,017,262
Mortgage-backed and related
  securities ....................               --               --           47,113                --            47,113
Residential mortgage loans
  and other securities
  available-for-sale ............               --               --          170,443                --           170,443
Land held for sale and future
  development ...................               --           37,655               --                --            37,655
Deferred income taxes ...........          128,668               --             (982)               --           127,686
Other assets ....................           12,860          140,489           24,036                --           177,385
Discontinued operations .........               --               --          144,076                --           144,076
Investment in subsidiaries ......          859,866           23,425          878,540        (1,761,831)               --
Advances receivable -
  subsidiaries ..................          139,351              827           17,246          (157,424)               --
                                       -----------      -----------      -----------       -----------       -----------
                                       $ 1,255,330      $ 1,365,153      $ 1,283,913       $(1,919,255)      $ 1,985,141
                                       ===========      ===========      ===========       ===========       ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
  liabilities ...................      $    51,731      $   357,480      $    30,367       $        --       $   439,578
Collateralized short-term debt,
  recourse solely to applicable
  subsidiary assets .............               --               --          154,136                --           154,136
Mortgage-backed bonds,
  recourse solely to
  applicable subsidiary assets ..               --               --           45,304                --            45,304
Income taxes ....................           12,930               --               --                --            12,930
Subordinated debentures and
  senior notes ..................          339,365           51,810               --                --           391,175
Discontinued operations .........            4,002               --          108,743                --           112,745
Advances payable - subsidiaries .           18,029          123,451           15,944          (157,424)               --
                                       -----------      -----------      -----------       -----------       -----------
     Total liabilities ..........          426,057          532,741          354,494          (157,424)        1,155,868
Shareholders' equity ............          829,273          832,412          929,419        (1,761,831)          829,273
                                       -----------      -----------      -----------       -----------       -----------
                                       $ 1,255,330      $ 1,365,153      $ 1,283,913       $(1,919,255)      $ 1,985,141
                                       ===========      ===========      ===========       ===========       ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1997

                                                    Unconsolidated
                                      -----------------------------------------
                                                                                                Consolidated
                                         Pulte        Guarantor   Non-Guarantor  Eliminating        Pulte
                                      Corporation   Subsidiaries  Subsidiaries     Entries       Corporation
                                      -----------   ------------  -------------  -----------    ------------
Revenues:
  Homebuilding ...................      $     --       $423,215      $     --         $   --       $423,215
  Mortgage banking and financing,
    interest and other ...........            --             --         6,727             --          6,727
  Corporate, principally interest            790            968            --             --          1,758
                                        --------       --------      --------       --------       --------
Total revenues ...................           790        424,183         6,727             --        431,700
                                        --------       --------      --------       --------       --------

Expenses:
  Homebuilding:
    Cost of sales ................            --        360,005            --             --        360,005
    Selling, general and
      administrative and
      other expense ..............            --         54,213            --             --         54,213
  Mortgage banking and
    financing, interest
    and other ....................            --             --         6,563             --          6,563
  Corporate, net .................         6,920          2,506          (514)            --          8,912
                                        --------       --------      --------       --------       --------
Total expenses ...................         6,920        416,724         6,049             --        429,693
                                        --------       --------      --------       --------       --------
Income (loss) from continuing
  operations before income
  taxes and equity in income
  of subsidiaries ................        (6,130)         7,459           678             --          2,007
Income taxes (benefit) ...........        (2,470)         2,984           259             --            773
                                        --------       --------      --------       --------       --------
Income (loss) from continuing
  operations before equity
  in income of subsidiaries ......        (3,660)         4,475           419             --          1,234
Income (loss) from discontinued
  operations .....................         1,720             --          (717)            --          1,003
                                        --------       --------      --------       --------       --------

Income (loss) before equity
  in income (loss) of
  subsidiaries ...................        (1,940)         4,475          (298)            --          2,237
                                        --------       --------      --------       --------       --------

Equity in income (loss) of
  subsidiaries:
    Continuing operations ........         4,894            124         4,475         (9,493)            --
    Discontinued operations ......          (717)            --            --            717             --
                                        --------       --------      --------       --------       --------
                                           4,177            124         4,475         (8,776)            --
                                        --------       --------      --------       --------       --------
Net income .......................      $  2,237       $  4,599      $  4,177       $ (8,776)      $  2,237
                                        ========       ========      ========       ========       ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1996

                                                    Unconsolidated
                                      ------------------------------------------
                                                                                                  Consolidated
                                          Pulte        Guarantor   Non-Guarantor   Eliminating       Pulte
                                      Corporation    Subsidiaries  Subsidiaries      Entries      Corporation
                                      -----------    ------------  -------------   -----------    ------------
Revenues:
  Homebuilding ...................      $     --       $411,331      $     --       $     --       $411,331
  Mortgage banking and financing,
    interest and other ...........            --             --        16,133             --         16,133
  Corporate, principally interest          2,808          1,889           358             --          5,055
                                        --------       --------      --------       --------       --------
Total revenues ...................         2,808        413,220        16,491             --        432,519
                                        --------       --------      --------       --------       --------

Expenses:
  Homebuilding:
    Cost of sales ................            --        350,780            --             --        350,780
    Selling, general and
      administrative and
      other expense ..............            --         51,983            --             --         51,983
  Mortgage banking and
    financing, interest
    and other ....................            --             --        11,295             --         11,295
 Corporate, net ..................         6,254          3,152           441             --          9,847
                                        --------       --------      --------       --------       --------
Total expenses ...................         6,254        405,915        11,736             --        423,905
                                        --------       --------      --------       --------       --------
Income (loss) from continuing
  operations before income taxes
  and equity in income
  of subsidiaries ................        (3,446)         7,305         4,755             --          8,614
Income taxes (benefit) ...........        (1,333)         2,922         1,917             --          3,506
                                        --------       --------      --------       --------       --------
Income (loss) from
  continuing operations
  before equity in income
  of subsidiaries ................        (2,113)         4,383         2,838             --          5,108
Income from discontinued
  operations .....................         1,315             --           657             --          1,972
                                        --------       --------      --------       --------       --------

Income (loss) before equity
  in income of
  subsidiaries ...................          (798)         4,383         3,495             --          7,080
                                        --------       --------      --------       --------       --------

Equity in income of
  subsidiaries:
    Continuing operations ........         7,221            274         4,383        (11,878)            --
    Discontinued operations ......           657             --            --           (657)            --
                                        --------       --------      --------       --------       --------
                                           7,878            274         4,383        (12,535)            --
                                        --------       --------      --------       --------       --------
Net income .......................      $  7,080       $  4,657      $  7,878       $(12,535)      $  7,080
                                        ========       ========      ========       ========       ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1997

                                                        Unconsolidated
                                          --------------------------------------------
                                                                                                         Consolidated
                                             Pulte         Guarantor      Non-Guarantor   Eliminating       Pulte
                                          Corporation     Subsidiaries    Subsidiaries      Entries      Corporation
                                          -----------     ------------    -------------   -----------    ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations..      $   1,234       $   4,599       $   4,894       $  (9,493)      $   1,234
  Adjustments to reconcile income
    from continuing operations
    to net cash flows
    provided by (used in)
    operating activities:
      Equity in subsidiaries ........         (4,894)           (124)         (4,475)          9,493              --
      Amortization, depreciation
        and other ...................             22              --             300              --             322
      Deferred income taxes .........         (1,750)             --              --              --          (1,750)
  Increase (decrease) in cash
    due to:
      Inventories ...................             --         (95,836)             --              --         (95,836)
      Residential mortgage loans
        available-for-sale ..........             --              --          63,838              --          63,838
      Other assets ..................         (1,402)         18,337          (4,103)             --          12,832
      Accounts payable and accrued
        liabilities .................         (1,270)        (49,677)         (3,431)             --         (54,378)
      Income taxes ..................         (2,942)          2,984             215              --             257
                                           ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  operating activities ..............        (11,002)       (119,717)         57,238              --         (73,481)
                                           ---------       ---------       ---------       ---------       ---------
Cash flows from investing
  activities:
    Principal payments of
      mortgage-backed securities ....             --              --           2,028              --           2,028
    Decrease in funds held by
      trustee .......................             --              --              68              --              68
    Dividends received from
      subsidiaries ..................             --           4,500              --          (4,500)             --
    Advances to affiliates ..........       (100,736)            276          (1,697)        102,157              --
                                           ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  investing activities ..............       (100,736)          4,776             399          97,657           2,096
                                           ---------       ---------       ---------       ---------       ---------
Cash flows from financing
  activities:
    Payment of long-term debt
      and bonds .....................             --              --          (2,373)             --          (2,373)
    Proceeds from borrowings ........             --           4,702              --              --           4,702
    Repayment of borrowings .........             --              --         (59,304)             --         (59,304)
    Advances from affiliates ........          1,293          92,940           7,924        (102,157)             --
    Dividends paid ..................             --              --          (4,500)          4,500              --
    Other, net ......................          1,015              --              (9)             --           1,006
                                           ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  financing activities ..............          2,308          97,642         (58,262)        (97,657)        (55,969)
                                           ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in
  cash and equivalents -
  continuing operations .............      $(109,430)      $ (17,299)      $    (625)      $      --       $(127,354)
                                           ---------       ---------       ---------       ---------       ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1997

                                                       Unconsolidated
                                         ---------------------------------------------
                                                                                                         Consolidated
                                            Pulte         Guarantor      Non-Guarantor    Eliminating       Pulte
                                         Corporation    Subsidiaries     Subsidiaries       Entries      Corporation
                                         -----------    ------------     -------------    -----------    ------------
Discontinued operations:
Cash flows from operating
  activities:
    Income (loss) from
      discontinued operations ......      $   1,003       $      --       $    (717)      $     717       $   1,003
    Change in deferred income taxes              --              --              --              --              --
    Equity in subsidiaries .........            717              --              --            (717)             --
    Other changes, net .............         (1,720)             --             623              --          (1,097)
Cash flows from investing
  activities:
    Purchase of securities
      available-for-sale ...........             --              --         (12,828)             --         (12,828)
    Principal payments of
      mortgage-backed securities ...             --              --           7,539              --           7,539
    Net proceeds from sale of
      investment ...................             --              --           2,330              --           2,330
    Decrease in Covered Assets
      and FRF receivables ..........             --              --          30,646              --          30,646
Cash flows from financing
  activities:
    Increase in deposit liabilities              --              --          (9,347)             --          (9,347)
    Repayment of borrowings ........             --              --         (31,560)             --         (31,560)
    Decrease in FHLB advances ......             --              --          13,000              --          13,000
                                          ---------       ---------       ---------       ---------       ---------

Net decrease in cash and
  equivalents -
  discontinued operations ..........             --              --            (314)             --            (314)
                                          ---------       ---------       ---------       ---------       ---------
Net decrease in cash and
  equivalents ......................       (109,430)        (17,299)           (939)             --        (127,668)
Cash and equivalents at
  beginning of  period .............        114,585          71,599           6,018              --         192,202
                                          ---------       ---------       ---------       ---------       ---------
Cash and equivalents at end
  of period ........................      $   5,155       $  54,300       $   5,079       $      --       $  64,534
                                          =========       =========       =========       =========       =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1996

                                                    Unconsolidated
                                      ---------------------------------------------
                                                                                                      Consolidated
                                         Pulte         Guarantor      Non-Guarantor    Eliminating       Pulte
                                      Corporation    Subsidiaries     Subsidiaries       Entries      Corporation
                                      -----------    ------------     -------------    -----------    ------------
Continuing operations:
Cash flows from operating
  activities:
    Income from continuing operations   $   5,108       $   4,657       $   7,221       $ (11,878)      $   5,108
    Adjustments to reconcile income
      from continuing operations to
      net cash flows provided by
      (used in) operating activities:
        Equity in subsidiaries ...         (7,221)           (274)         (4,383)         11,878            --
        Amortization, depreciation
          and other ..............             22           1,404             213              --           1,639
        Deferred income taxes ....         (4,627)             --              --              --          (4,627)
        Gain on sale of securities             --              --          (4,495)             --          (4,495)
    Increase (decrease) in cash
      due to:
        Inventories ..............             --         (61,082)             --              --         (61,082)
        Residential mortgage
          loans available-for-sale             --              --          58,514              --          58,514
        Other assets .............         (4,996)         (8,610)          5,199              --          (8,407)
        Accounts payable and
          accrued liabilities ....          5,996          (5,791)         (7,447)             --          (7,242)
        Income taxes .............          2,138           2,922           1,917              --           6,977
                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  operating activities ...........         (3,580)        (66,774)         56,739              --         (13,615)
                                        ---------       ---------       ---------       ---------       ---------
Cash flows from investing
  activities:
    Proceeds from sale of
      securities
      available-for-sale .........             --              --          61,076              --          61,076
    Principal payments of
      mortgage-backed securities .             --              --           8,431              --           8,431
    Decrease in funds held by
      trustee ....................             --              --         (49,432)             --         (49,432)
    Dividends received from
      subsidiaries ...............             --          14,000              --         (14,000)             --
    Investment in subsidiaries ...           (762)             --              --             762              --
    Advances to affiliates .......        (85,592)            310          (2,056)         87,338              --
    Other, net ...................             --          (2,309)           (755)             --          (3,064)
                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  investing activities ...........        (86,354)         12,001          17,264          74,100          17,011
                                        ---------       ---------       ---------       ---------       ---------
Cash flows from financing
  activities:
    Payment of long-term debt
      and bonds ..................             --              --         (60,784)             --         (60,784)
    Repayment of borrowings ......             --          (4,510)        (44,700)             --         (49,210)
    Capital contributions from
      parent .....................             --              --             762            (762)             --
    Advances from affiliates .....             --          39,555          47,783         (87,338)             --
    Stock repurchases ............         (9,261)             --              --              --          (9,261)
    Dividends paid ...............         (1,622)             --         (14,000)         14,000          (1,622)
    Other, net ...................             82              --              --              --              82
                                        ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in)
  financing activities ...........        (10,801)         35,045         (70,939)        (74,100)       (120,795)
                                        ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in cash
  and equivalents - continuing
  operations .....................      $(100,735)      $ (19,728)      $   3,064       $      --        (117,399)
                                        ---------       ---------       ---------       ---------       ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1996

                                                       Unconsolidated
                                         ---------------------------------------------
                                                                                                         Consolidated
                                            Pulte         Guarantor      Non-Guarantor    Eliminating       Pulte
                                         Corporation    Subsidiaries     Subsidiaries       Entries      Corporation
                                         -----------    ------------     -------------    -----------    ------------
Discontinued operations:
Cash flows from operating
  activities:
    Income from discontinued
      operations ...................      $   1,972       $      --         $   657       $    (657)      $   1,972
    Equity in subsidiaries .........           (657)             --              --             657              --
    Change in income taxes .........            (97)             --              --              --             (97)
    Other changes, net .............         (1,218)             --            (833)             --          (2,051)
Cash flows from investing
  activities:
    Purchase of securities
      available-for-sale ...........             --              --          (9,560)             --          (9,560)
    Principal payments of
      mortgage-backed
      securities ...................             --              --          13,133              --          13,133
    Decrease in Covered Assets
      and FRF receivables ..........             --              --          31,283              --          31,283
Cash flows from financing
  activities:
    Increase in deposit
      liabilities ..................             --              --          (1,521)             --          (1,521)
    Repayment of borrowings ........             --              --         (31,560)             --         (31,560)
    Decrease in FHLB advances ......             --              --          (1,900)             --          (1,900)
                                          ---------       ---------       ---------       ---------       ---------
Net decrease in cash and
  equivalents -
  discontinued operations ..........             --              --            (301)             --            (301)
                                          ---------       ---------       ---------       ---------       ---------
Net increase (decrease) in
  cash and equivalents .............       (100,735)        (19,728)          2,763              --        (117,700)
Cash and equivalents at
  beginning of period ..............        220,782          71,012           3,369              --         295,163
                                          ---------       ---------       ---------       ---------       ---------
Cash and equivalents at end
  of period ........................      $ 120,047       $  51,284       $   6,132       $      --       $ 177,463
                                          =========       =========       =========       =========       =========

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)


A summary of Pulte Corporation's operating results by business segment for the three month periods ended March 31, 1997 and 1996 is as follows:

                                                               Three Months Ended
                                                                   March 31,
                                                               ------------------
                                                                 1997       1996
                                                                 ----       ----
Pre-tax income (loss):
   Homebuilding operations.................................   $  8,997    $  8,568
                                                              --------    --------
   Financial Services operations:
     Mortgage banking......................................        206         457
     Financing activities..................................        (42)      4,381
                                                              --------    --------
     Total Financial Services..............................        164       4,838
                                                              --------    --------
   Corporate...............................................     (7,154)     (4,792)
                                                              --------    --------
Income from continuing operations before income taxes......      2,007       8,614
Income taxes...............................................        773       3,506
                                                              --------    --------
Income from continuing operations..........................      1,234       5,108
Income from discontinued operations........................      1,003       1,972
                                                              --------    --------
Net income.................................................   $  2,237    $  7,080
                                                              ========    ========
Net income per share.......................................   $    .09    $    .26
                                                              ========    ========

A comparison of pre-tax income for the three month periods ended March 31, 1997 and 1996 is as follows:

-- Pre-tax income of the Company's homebuilding operations increased $429 during the first quarter of 1997 primarily as a result of increases in the average sales price of homes closed, gross profit margins and pre-tax income of Builders Supply & Lumber (BSL) partially offset by higher selling, general and administrative expenses.

-- Pre-tax income of the Company's mortgage banking operations decreased from $457 for the three months ended March 31, 1996, to $206 for the three months ended March 31, 1997. Principally this relates to decreases in the amount of gains recognized from sales of mortgages and mortgage origination fees earned, partially offset by decreases in operating expenses as a result of converting to a centralized loan processing format during 1996.

-- Pre-tax income of the Company's financing activities decreased $4,423 from the comparable period of 1996 primarily due to gains from sales of collateral during the first three months of 1996; no such sales took place during the first three months of 1997.

-- Pre-tax loss from corporate operations increased from $4,792 for the three months ended March 31, 1996, to $7,154 for the three months ended March 31, 1997. This increase is primarily the result of higher net interest expense and expenses associated with the Company's strategic operating initiatives.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations:

The following table presents selected financial data for Pulte Home Corporation (Pulte) for the three months ended March 31, 1997 and 1996.

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                         1997        1996
                                                         ----        ----
         Unit settlements:
          Pulte Home East..........................       1,346       1,146
          Pulte Home Central.......................         721         982
          Pulte Home West..........................         631         587
                                                       --------    --------
                                                          2,698       2,715
                                                       ========    ========
         Net new orders - units:
          Pulte Home East..........................       1,908       1,932
          Pulte Home Central.......................       1,258       1,468
          Pulte Home West..........................       1,000         847
                                                       --------    --------
                                                          4,166       4,247
                                                       ========    ========
         Net new orders - dollars..................    $666,000    $682,000
                                                       ========    ========
         Backlog at March 31 - units:
          Pulte Home East..........................       2,335       2,438
          Pulte Home Central.......................       1,517       1,773
          Pulte Home West..........................       1,064         983
                                                       --------    --------
                                                          4,916       5,194
                                                       ========    ========
         Backlog at March 31 - dollars.............    $838,000    $873,000
                                                       ========    ========
         Revenues..................................    $423,215    $411,331
         Cost of sales.............................    (360,005)   (350,780)
         Selling, general and administrative expense    (53,905)    (49,400)
         Interest (A)..............................      (3,352)     (3,206)
         Other income, net.........................       3,044         623
                                                       --------    --------
         Pre-tax income............................    $  8,997    $  8,568
                                                       ========    ========
         Average sales price.......................    $    157    $    152
                                                       ========    ========

    The following is a summary of the number of communities active as of each respective date:

               March 31, 1997......................  406
               December, 1996......................  392
               September, 1996.....................  387
               June 30, 1996.......................  378
               March 31, 1996......................  379

Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Pulte conducts its domestic homebuilding operations through 41 markets in 25 states and Puerto Rico. Effective January 1, 1997, Pulte combined the homebuilding operations of its North and South operating companies, creating Pulte Home East (PHE). As of that date, Pulte's homebuilding operations have been organized into three operating companies; PHE, Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 41 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during the three months ended March 31, 1997.

Net new orders during the first quarter of 1997 decreased approximately 2% from the record level set during the first quarter of 1996, which represented a 32% increase over the comparable period of 1995. PHE's net new orders remained flat compared to 1996, but were 36% in excess of net new orders for the first quarter of 1995. PHW's 18% increase in net new orders over the first quarter of 1996 was substantially the result of the growth of its Active Adult (mature buyer) and Canterbury Community (affordable site-built housing) product offerings. Such an increase comes on top of a 38% escalation in PHW net new orders from the first quarter of 1995. PHC's net new orders decreased 14% from the comparable period of the prior year. This, however, followed a 22% increase in net new orders during the first quarter of 1996 over the first quarter of 1995. A couple of factors in certain upper-midwest markets contributed to this decrease. First, a number of communities sold out faster than expected during 1996 and replacement communities were not ready for sale during the first quarter of 1997. This situation is anticipated to change over the next several quarters as new communities are brought online and begin to contribute. Secondly, PHC also encountered a general decline in market demand during the first quarter of 1997. In general, the trend of net new orders during the early second quarter has begun to surpass that of the comparable prior year time period. However, this trend in net new orders and the anticipated contribution of new communities could be adversely affected by future interest rate increases, changes in consumer preferences and market competition.

Unit settlements during the three months ended March 31, 1997, decreased less than 1% (17 units) from the comparable period of 1996, which had increased 34% over the comparable period of 1995. Despite the decline in unit settlements, first quarter homebuilding revenues rose to a record $423,215 as a result of a 3% increase in the average home sales price from the same period of the prior year. The strength of unit settlement activity during each quarter is heavily influenced by the trend of unit backlog at end of the preceding quarter. Unit backlog at December 31, 1996, was 6% less than the record fourth quarter unit backlog of 3,622 units at December 31, 1995. That record represented a 60% increase over the December 31, 1994 unit backlog. PHE's settlements for the three months ended March 31, 1997, increased 17% over the same period of 1996 and more than 50% over the comparable period of 1995. Such increases are the direct result of new market entries since 1994. Settlements for PHC decreased 27% from the three months ended March 31, 1996, which had increased 49% over the first quarter of 1995. First quarter 1996 unit settlements for PHC were strongly affected by its unit backlog at December 31, 1995, which was 31% higher than the unit backlog registered at the end of 1996. Settlements for PHW increased 7% during the first quarter of 1997. This increase was on top of a 24% increase in settlements during the first quarter of 1996 over the comparable period of 1995. Such increases are primarily the result of PHW's Active Adult and Canterbury Community product offerings.

The average selling price during the first quarter of 1997 was $157, a decrease from the average selling price of $158 in the fourth quarter of 1996 but an increase over the average selling price of $152 for the comparable period of the prior year. The change in average selling price is due primarily to product mix.

Gross profit margin was 14.9% for the three months ended March 31, 1997, flat in comparison with the fourth quarter of 1996, but up from 14.7% in the comparable prior year period. The improvement in gross profit margins is due in part to the Company's ongoing process improvement initiatives focused on lowering house costs through improved operational efficiencies.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Selling, general and administrative expenses for the three months ended March 31, 1997 increased $4,505 over the same period in 1996. This is primarily related to the addition of expenses for three markets that were not in operation during the first quarter of 1996 (Jacksonville, Rhode Island and Southern California), as well as an increase in the number of selling communities compared to the prior year.

Other income, net, includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. For the three months ended March 31, 1997, other income, net, was favorably impacted by improved operating results of BSL as compared to the same period a year ago.

Information related to interest in inventory is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1997      1996
                                                         ----      ----
    Interest in inventory at beginning of period...    $12,846    $12,261
    Interest capitalized...........................      4,151      3,995
    Interest expensed..............................     (3,352)    (3,206)
                                                       -------    -------
    Interest in inventory at end of period.........    $13,645    $13,050
                                                       =======    =======

At March 31, 1997, Pulte owned approximately 29,700 lots in communities in which homes are being constructed. In addition, Pulte had approximately 15,900 lots under option.

Financial Services Operations:

Mortgage Banking Operations:

During the first quarter of 1997, the Company changed the name of its mortgage banking operation from ICM Mortgage Corporation to Pulte Mortgage Corporation (Pulte Mortgage).

The following table presents mortgage origination data for Pulte Mortgage:

                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
                                                         1997      1996
                                                         ----      ----
 Production:
    Total originations:
        Loans......................................       1,827      2,331
                                                       ========   ========
        Principal..................................    $221,100   $264,500
                                                       ========   ========
    Funded originations:
        Loans......................................       1,723      2,160
                                                       ========   ========
        Principal..................................    $207,300   $241,000
                                                       ========   ========
    Originations for Pulte customers:
        Loans......................................       1,372      1,421
                                                       ========   ========
        Principal..................................    $172,400   $167,100
                                                       ========   ========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

Mortgage origination volume for the three months ended March 31, 1997 decreased 16% from the first three months of 1996. Pulte Mortgage has continued its emphasis on expanding in Pulte's existing and new markets. As a result, the volume of originations for Pulte customers has increased to 83% of funded originations for the first three months of 1997, compared with 69% of funded originations for the same period in 1996. Pulte Mortgage continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard. Primarily due to the decrease in non-funded mortgage origination volume, origination fee revenues decreased $259, or 32%, during the first quarter of 1997 as compared to the first quarter of 1996.

During the three months ended March 31, 1997, marketing gains from the sales of mortgages decreased by $1,177, or 26%, compared with the same period of 1996. This decrease was due to lower volume of servicing retained originations during the first quarter of 1997 compared with the first quarter of 1996.

During the first quarter of 1997, Pulte Mortgage's operating expenses decreased $1,153, or 20%, from the comparable period of 1996. This reduction in expenses is attributable to Pulte Mortgage's centralization of its mortgage underwriting, processing and closing functions in Denver, Colorado, through implementation of a mortgage operations center (MOC) during 1996.

Net interest income for the three months ended March 31, 1997, remained relatively flat as compared to the similar period of 1996.

At March 31, 1997, loan application backlog was $347,000 as compared with $246,000 at December 31, 1996, and $468,000 at March 31, 1996.

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At March 31, 1997, one bond series with a principal amount of $43,225 was outstanding. For the three months ended March 31, 1997, PFCI's pre-tax operating loss was $42, down from $4,381 of pre-tax income for the comparable period of 1996. During the three months ended March 31, 1996, PFCI recorded net gains on sales of collateral of $4,495. No such sales took place during the first quarter of 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

Corporate:

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and maturing strategic initiatives centered on new business development and improving operating efficiencies. The Company views this corporate function as a form of research and development, a prelude to adding these initiatives to existing business segments or necessitating the creation of new business segments. As a result, the corporate segment's operating results will vary from quarter to quarter as these strategic initiatives evolve.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

The following table presents corporate results of operations for the three month periods ended March 31, 1997 and 1996:

                                                      Three Months Ended
                                                           March 31,
                                                       -----------------
                                                        1997       1996
                                                        ----       ----
               Net interest expense................    $2,443    $  968
               Other corporate expenses, net.......     4,711     3,824
                                                       ------    ------
               Loss before income taxes............    $7,154    $4,792
                                                       ======    ======

The increased loss for the three months ended March 31, 1997, resulted from a couple of factors. First, the increase in net interest expense resulted from utilizing approximately $100 million to reacquire over 3.8 million shares of the Company's common stock during 1996. Secondly, the Company incurred $887 of additional strategic initiatives expense in pursuing manufactured housing opportunities, expanding operations in Mexico and evaluating additional international opportunities. During the three months ended March 31, 1997, the Company recorded income of $139 from its Mexico operations as compared with a loss of $36 for the comparable period of 1996. Included in Mexico's income for the first quarter of 1997 and loss for the first quarter of 1996 is the Company's share of Mexico joint venture foreign currency gains which amounted to $29 and $106, respectively. For the three months ended March 31, 1997, settlements of the Company's Mexico joint ventures aggregated 557 units as compared to 48 units for the comparable period of 1996.

Pulte conducts its Mexico homebuilding operations in the cities of Monterrey, Juarez, Chihuahua, Nuevo Laredo, Reynosa, Matamoros and Mexico City through three joint venture investments owned by a foreign subsidiary. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $3,400 as of March 31, 1997. The Company intends to liquidate the Monterrey assets (2 communities) in the normal course of business. The Company's Juarez joint venture is currently developing 12 communities. Additionally, during 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with Delphi Automotive Systems, a division of General Motors Corporation (GM) and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. (Sony). The first unit settlements under the GM contract are expected to commence in the fourth quarter of 1997. The Company's net investment in the Juarez joint venture approximated $8,400 as of March 31, 1997. Also during 1996, the Company entered into a joint venture to build 20 middle income housing units in Mexico City which are to begin closing in the second quarter of 1997. The Company's net investment in this joint venture approximated $900 as of March 31, 1997.

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities increased from $13,615 at March 31, 1996 to $73,481 at March 31, 1997. This is principally due to an approximately $35,000 increase in inventory primarily associated with continued expansion of Active Adult (mature buyer) and Canterbury Communities (affordable site-built homes) product offerings and the addition of three new markets, as previously mentioned, and an approximately $47,000 decrease in accounts payable and accrued liabilities, offset by an approximately $21,000 decrease in other assets primarily caused by an $18,000 decrease in unfunded settlements. Net cash provided by investing activities decreased from $17,011 at March 31, 1996, to $2,096 at March 31, 1997, primarily as a result of decreased proceeds from sales of available-for-sale and mortgage-backed securities of PFCI, offset by a decrease in PFCI funds held by trustees. The Company's net cash used in financing activities decreased from $120,795 at March 31, 1996, to $55,969 at March 31, 1997. This resulted primarily from an approximately $58,000 decrease in the amount of PFCI's mortgage-backed bonds redeemed.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

At March 31, 1997, the Company had cash and equivalents of $62,271 and total indebtedness of $645,988. The Company's total indebtedness includes $339,387 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte non-recourse and limited recourse debt of $34,107 and $16,251, respectively, $95,698 of First Heights' deposits and advances, $43,225 of mortgage-backed bonds payable for PFCI and $94,915 of notes and drafts payable for Pulte Mortgage.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $250,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at March 31, 1997, consisted of $10,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. During the remainder of 1997, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned credit facilities. Additionally, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company borrowed $27,700 under its $250,000 unsecured revolving credit facility during the first quarter of 1997, but no balance was outstanding at March 31, 1997. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 1997 amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $94,915 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at March 31, 1997. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

On April 16, 1997, the Company repurchased 2,325,000 shares of its common stock for approximately $73,000 from two corporations controlled by James Grosfeld and his family, and also modified certain existing agreements with Mr. Grosfeld. Funds for this repurchase were principally obtained from the Company's unsecured revolving credit facility. Subsequent to March 31, 1997, the Company repurchased 49,300 shares of its common stock under the August 20, 1996 repurchase authorization at an aggregate repurchase price of $1,414. The Company did not repurchase any of its common stock during the three months ended March 31, 1997. Since the fourth quarter of 1994, the Company has utilized $188,067 of available cash and, to a lesser extent, funds drawn on its revolving credit facility to reacquire 6,847,800 shares, or nearly 25% of its then-outstanding common stock. Approximately 467,200 shares remain available for repurchase under the most recent authorization.

Discontinued Operations:

The Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from FSLIC Resolution Fund
(FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently involved in litigation with the FDIC. The Company is uncertain as to when this matter might be resolved. At March 31, 1997, the Company had a remaining investment in First Heights of approximately $29,000.

                          PART II. OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

        Exhibit number and description                  Page Number

        (10)   Material Contracts

               (a)James Grosfeld Agreement
                  April 16, 1997

               (b)Stock Sale Agreement
                  April 16, 1997

        (11)   Statement Regarding Computation of
                 Per Share Earnings                          28

        (27)   Financial Data Schedule

        All other exhibits are omitted from this report because they are not applicable.



        Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PULTE CORPORATION




                                    /s/ MICHAEL D. HOLLERBACH
                                    -----------------------------------------
                                    Michael D. Hollerbach
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)


                                    /s/ VINCENT J. FREES
                                    -----------------------------------------
                                    Vincent J. Frees
                                    Vice President and Controller
                                    (Principal Accounting Officer)

                                    Date: May 6, 1997