Form 10-Q
period 1997-06-30
PULTE CORP
filed 1997-08-13
CIK 822416

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1997
                                                -------------
                                      or

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

      Registrant's telephone number, including area code (248) 647-2750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                  YES_ X__  NO__

Number of shares of common stock outstanding as of July 31, 1997:  21,148,555

                               Total pages: 30
                           Listing of exhibits: 28

                              PULTE CORPORATION

                                    INDEX


                                                                     Page No.

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets,
      June 30, 1997 and December 31, 1996........................         3

    Condensed Consolidated Statements of Income,
       Three and Six Months Ended June 30, 1997 and 1996.........         4

    Condensed Consolidated Statement of Shareholders'
      Equity, Six Months Ended June 30, 1997.....................         5

    Condensed Consolidated Statements of Cash Flows,
      Six Months Ended June 30, 1997 and 1996....................         6

    Notes to Condensed Consolidated Financial Statements.........         8

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................        21


PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders....        28

  Item 6. Exhibits and Reports on Form 8-K.......................        28


  SIGNATURES.....................................................        29



                        PART I. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                              June 30,    December 31,
                                                                1997          1996
                                                              --------    ------------
                                                            (Unaudited)      (Note)
ASSETS
Cash and equivalents ......................................   $   81,746   $  189,625
Unfunded settlements ......................................       56,795       73,896
House and land inventories ................................    1,151,148    1,017,262
Mortgage-backed and related securities ....................       42,947       47,113
Residential mortgage loans and other securities
  available-for-sale ......................................      126,153      170,443
Other assets ..............................................      375,192      342,726
Discontinued operations ...................................      138,682      144,076
                                                              ----------   ----------
                                                              $1,972,663   $1,985,141
                                                              ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities, including bank
    overdrafts of $69,293 and $85,827 in 1997 and 1996,
    respectively ..........................................   $  422,496   $  439,578
   Unsecured short-term borrowings ........................      107,390           --
   Collateralized short-term debt, recourse solely to
    applicable subsidiary assets ..........................      117,974      154,136
   Mortgage-backed bonds, recourse solely to applicable
     subsidiary assets ....................................       41,260       45,304
   Income taxes ...........................................       11,148       12,930
   Subordinated debentures and senior notes ...............      394,994      391,175
   Discontinued operations ................................      106,442      112,745
                                                              ----------   ----------
      Total liabilities ...................................    1,201,704    1,155,868
Shareholders' equity ......................................      770,959      829,273
                                                              ----------   ----------
                                                              $1,972,663   $1,985,141
                                                              ==========   ==========

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



                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                   Three Months Ended       Six Months Ended
                                                        June 30,              June 30,
                                                   ------------------       ----------------
                                                     1997       1996        1997        1996
                                                     ----       ----        ----        ----
Revenues:
  Homebuilding ..............................   $  567,135   $  568,672   $  990,350   $  980,003
  Mortgage banking and financing,
   interest and other .......................        6,925       15,096       13,652       31,229
  Corporate .................................        2,255        4,588        4,013        9,643
                                                ----------   ----------   ----------   ----------
          Total revenues ....................      576,315      588,356    1,008,015    1,020,875
                                                ----------   ----------   ----------   ----------
Expenses:
  Homebuilding, principally cost of sales ...      538,883      540,449      953,101      943,212
  Mortgage banking and financing, interest
   and other ................................        6,486        9,187       13,049       20,482
  Corporate, net ............................       10,342       11,169       19,254       21,016
                                                ----------   ----------   ----------   ----------
          Total expenses ....................      555,711      560,805      985,404      984,710
                                                ----------   ----------   ----------   ----------
Income from continuing operations before
  income taxes ..............................       20,604       27,551       22,611       36,165
Income taxes ................................        7,932       11,150        8,705       14,656
                                                ----------   ----------   ----------   ----------

Income from continuing operations ...........       12,672       16,401       13,906       21,509
Income from discontinued thrift operations,
  net of income taxes .......................        1,201        1,793        2,204        3,765
                                                ----------   ----------   ----------   ----------

Net income ..................................   $   13,873   $   18,194   $   16,110   $   25,274
                                                ==========   ==========   ==========   ==========

Per share data:
  Primary and fully-diluted:
    Income from continuing operations .......   $     0.59   $     0.64   $     0.62   $     0.81
    Income from discontinued operations .....         0.05         0.07         0.10         0.14
                                                ----------   ----------   ----------   ----------
    Net income ..............................   $     0.64   $     0.71   $     0.72   $     0.95
                                                ==========   ==========   ==========   ==========

  Cash dividends declared ...................   $     0.06   $     0.06   $     0.12   $     0.12
                                                ==========   ==========   ==========   ==========

  Weighted-average common shares outstanding:
    Primary .................................       21,517       25,703       22,494       26,477
                                                ==========   ==========   ==========   ==========
    Fully-diluted ...........................       21,578       25,703       22,511       26,477
                                                ==========   ==========   ==========   ==========

See accompanying notes to condensed consolidated financial statements.



                              PULTE CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                    Additional
                                       Common         Paid-in      Unrealized   Retained
                                        Stock         Capital        Gains      Earnings       Total
                                       ---------    ----------     ----------   --------       -----
Shareholders' Equity,
 December 31, 1996 .................   $     233    $  57,516    $   1,474   $ 770,050    $ 829,273
Exercise of stock options ..........           1        2,792         --          --          2,793
Cash dividends declared ............        --           --           --        (2,658)      (2,658)
Stock repurchases ..................         (24)      (6,015)        --       (68,556)     (74,595)
Change in income taxes on unrealized
 gains on securities
  available-for-sale ...............        --           --             36        --             36
Net income .........................        --           --           --        16,110       16,110
                                       ---------    ---------    ---------   ---------    ---------
Shareholders' Equity, June 30, 1997    $     210    $  54,293    $   1,510   $ 714,946    $ 770,959
                                       =========    =========    =========   =========    =========



See accompanying notes to condensed consolidated financial statements.



                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                      ----------------
                                                                      1997         1996
                                                                      ----         ----
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ........................   $  13,906    $  21,509
   Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
         Amortization, depreciation and other ...............       3,553        3,267
         Deferred income taxes ..............................       5,136        2,449
         Gain on sale of securities .........................        --         (9,993)
         Increase (decrease) in cash due to:
               Inventories ..................................    (127,455)    (113,212)
               Residential mortgage loans held for sale .....      44,290       40,145
               Other assets .................................     (35,633)     (28,859)
               Accounts payable and accrued liabilities .....      (9,710)      36,774
               Income taxes .................................      (1,053)       8,142
                                                                ---------    ---------
Net cash used in operating activities .......................    (106,966)     (39,778)
                                                                ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of securities available-for-sale ......        --        168,085
   Principal payments of mortgage-backed securities .........       4,145       14,461
   Decrease (increase) in funds held by trustee .............         (72)       4,038
   Other, net ...............................................           1       (9,559)
                                                                ---------    ---------
Net cash provided by investing activities ...................       4,074      177,025
                                                                ---------    ---------

Cash flows from financing activities:
   Payment of long-term debt and bonds ......................      (4,638)    (168,589)
   Proceeds from borrowings .................................     111,166         --
   Repayment of borrowings ..................................     (36,221)     (24,069)
   Stock repurchases ........................................     (74,595)     (60,846)
   Dividends paid ...........................................      (2,658)      (3,131)
   Other, net ...............................................       1,959          300
                                                                ---------    ---------
Net cash used in financing activities .......................      (4,987)    (256,335)
                                                                ---------    ---------
Net decrease in cash and equivalents-continuing operations ..   $(107,879)   $(119,088)
                                                                ---------    ---------



                              PULTE CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
                               ($000's omitted)
                                 (Unaudited)
                                                                      Six Months Ended
                                                                          June 30,
                                                                      ----------------
                                                                       1997         1996
                                                                       ----         ----
Discontinued Operations:
Cash flows from operating activities:
   Income from discontinued operations .........................   $   2,204    $   3,765
   Change in deferred income taxes .............................        (727)          56
   Change in income taxes ......................................         729         --
   Other changes, net ..........................................      (1,967)      (4,471)

Cash flows from investing activities:
   Purchase of securities available-for-sale ...................     (12,912)     (29,444)
   Principal payments of mortgage-backed securities ............      15,152       27,757
   Net proceeds from sale of investments .......................       3,219        4,100
   Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
     receivables ...............................................      29,481       31,686

Cash flows from financing activities:
   Increase (decrease) in deposit liabilities ..................      (7,385)       5,919
   Repayment of borrowings .....................................     (31,560)     (31,560)
   Increase (decrease) in Federal Home Loan Bank (FHLB) advances       3,650       (6,200)
                                                                   ---------    ---------

Net (decrease) increase in cash and equivalents-discontinued
 operations ....................................................        (116)       1,608
                                                                   ---------    ---------

Net decrease in cash and equivalents ...........................    (107,995)    (117,480)
Cash and equivalents at beginning of period ....................     192,202      295,163
                                                                   ---------    ---------

Cash and equivalents at end of period ..........................   $  84,207    $ 177,683
                                                                   =========    =========

Cash - continuing operations ...................................   $  81,746    $ 173,139
Cash - discontinued operations .................................       2,461        4,544
                                                                   ---------    ---------
                                                                   $  84,207    $ 177,683
                                                                   =========    =========
Supplemental disclosure of cash flow information-cash paid
  during the period for:
   Interest, net of amount capitalized
     Continuing operations .....................................   $   9,988    $  17,562
     Discontinued operations ...................................       1,272          794
                                                                   ---------    ---------
                                                                   $  11,260    $  18,356
                                                                   =========    =========
   Income taxes ................................................   $   4,291    $   4,230
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

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.  Basis of presentation and significant accounting policies

    Basis of presentation

    The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's direct subsidiaries consist of Pulte Financial Companies, Inc. (PFCI) and Pulte Diversified Companies, Inc. (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights Bank, fsb (First Heights). Pulte Mortgage Corporation (Pulte Mortgage) is a direct subsidiary of Pulte. The Company's continuing operations include its homebuilding (Pulte) and financial services subsidiaries, which include Pulte Mortgage (mortgage banking) and PFCI (financing). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations (See Note 2).

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

    Certain 1996 classifications have been changed to conform with the 1997 presentation.

    Significant accounting policies

    In February 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. This statement replaces Accounting Principles Board (APB) Opinion No 15, Earnings Per Share, and the presentation of primary earnings per share (EPS) with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully-diluted EPS pursuant to APB 15. Under SFAS No. 128, the Company's basic and diluted EPS amounts would have been identical to the primary and fully-diluted EPS amounts presented in its consolidated statements of income for the three and six months ended June 30, 1997 and 1996.

2.  Discontinued operations

    Revenues of the Company's discontinued thrift operations for the three and six months ended June 30, 1997, were $2,301 and $4,726, respectively. Revenues for the comparable periods of 1996 were $2,991 and $6,290, respectively. For the three and six months ended June 30, 1997, discontinued thrift operations provided after-tax income of $1,201 and $2,204, respectively. After-tax income for the comparable periods of 1996 were $1,793 and $3,765, respectively. Additional discounts of approximately $1,600 at June 30, 1997, are being amortized into income over the life of the related Federal Savings and Loan Insurance Corporation (FSLIC) Resolution Fund (FRF) note at a rate of approximately $1,200 per quarter.



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



3.  Segment Information

                                                          Financial Services
                                                    ----------------------------
                                                    Mortgage
                                  Homebuilding      Banking      Financing        Corporate       Consolidated
                                  ------------      --------     ---------        ---------       ------------
Six Months Ended June 30, 1997:
Continuing Operations:
 Revenues:
  Unaffiliated customers ........   $   990,350   $    11,733   $     1,919        $     4,013    $ 1,008,015
                                    ===========   ===========   ===========        ===========    ===========

 Income (loss) before
  income taxes ..................   $    37,249   $       675   $       (72)       $   (15,241)   $    22,611
                                    ===========   ===========   ===========        ===========    ===========

Three Months Ended June 30, 1997:
Continuing Operations:
 Revenues:
  Unaffiliated customers ........   $   567,135   $     5,987   $       938        $     2,255    $   576,315
                                    ===========   ===========   ===========        ===========    ===========

 Income (loss) before
  income taxes ..................   $    28,252   $       469   $       (30)       $    (8,087)   $    20,604
                                    ===========   ===========   ===========        ===========    ===========


At June 30, 1997:
Identifiable assets .............   $ 1,484,360   $   138,764   $    43,379        $   167,478    $ 1,833,981
                                    ===========   ===========   ===========        ===========

Assets of discontinued
 operations .....................                                                                     138,682
                                                                                                  -----------
Total assets ....................                                                                 $ 1,972,663
                                                                                                  ===========

Six Months Ended June 30, 1996:
Continuing Operations:
 Revenues:
  Unaffiliated customers ........   $   980,003   $    15,058   $    16,171        $     9,643    $ 1,020,875
                                    ===========   ===========   ===========        ===========    ===========

 Income (loss) before income
   taxes ........................   $    36,791   $       551   $    10,196        $   (11,373)   $    36,165
                                    ===========   ===========   ===========        ===========    ===========

Three Months Ended June 30, 1996:
Continuing Operations:
 Revenues:
  Unaffiliated customers ........   $   568,672   $     7,535   $     7,561        $     4,588    $   588,356
                                    ===========   ===========   ===========        ===========    ===========

 Income (loss) before
  income taxes ..................   $    28,223   $        94   $     5,815        $    (6,581)   $    27,551
                                    ===========   ===========   ===========        ===========    ===========


At June 30, 1996:
Identifiable assets .............   $ 1,261,589   $   154,732   $    59,980        $   219,337    $ 1,695,638
                                    ===========   ===========   ===========        ===========

Assets of discontinued
 operations .....................                                                                     155,462
                                                                                                  -----------
Total assets ....................                                                                 $ 1,851,100
                                                                                                  ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

4.  Commitments and contingencies

    First Heights related litigation

    The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the FSLIC, and First Heights' ownership of five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the FDIC against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties had filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

    The Court of Federal Claims Case contains essentially the same claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the Government (through the FDIC as receiver) has improperly attempted to amend the failed thrifts' pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government's obligation not to require contributions of capital greater than those required by the contract.

    Management believes that the First Heights related litigation will not have a material adverse impact on the results of operations or financial position of the Company.

5.  Supplemental Guarantor Information

    The Company previously filed a universal shelf registration of up to $250,000 of debt or equity securities of which $125,000 of 7.3% unsecured Senior Notes were issued in October, 1995. In addition, the Company has previously issued $100,000 of 7%, and $115,000 of 8.375% unsecured Senior Notes. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, the parent company of Pulte, Pulte Mortgage, a wholly-owned subsidiary of Pulte, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                                June 30, 1997

                                                          Unconsolidated
                                           --------------------------------------
                                                                                                  Consolidated
                                         Pulte        Guarantor      Non-Guarantor  Eliminating   Pulte
                                         Corporation  Subsidiaries   Subsidiaries   Entries       Corporation
                                         -----------  ------------   ------------   -----------   -----------
ASSETS
Cash and equivalents .................   $       872   $    78,347   $     2,527   $      --      $    81,746
Unfunded settlements .................          --          56,795          --            --           56,795
House and land inventories ...........          --       1,151,148          --            --        1,151,148
Mortgage-backed and related securities          --            --          42,947          --           42,947
Residential mortgage loans and other
 securities available-for-sale .......          --            --         126,153          --          126,153
Other assets .........................       141,857       198,070        35,265          --          375,192
Discontinued operations ..............          --            --         138,682          --          138,682
Investment in subsidiaries ...........       879,789        13,599       901,314    (1,794,702)          --
Advances receivable - subsidiaries ...       273,840           757        18,426      (293,023)          --
                                         -----------   -----------   -----------   -----------    -----------
                                         $ 1,296,358   $ 1,498,716   $ 1,265,314   $(2,087,725)   $ 1,972,663
                                         ===========   ===========   ===========   ===========    ===========

LIABILITIES AND
 SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
 liabilities .........................   $    47,824   $   342,311   $    32,361   $      --      $   422,496
Unsecured short-term borrowings ......       107,390          --            --            --          107,390
Collateralized short-term debt,
 recourse  solely to applicable
 subsidiary assets ...................          --            --         117,974          --          117,974
Mortgage-backed bonds, recourse
 solely to applicable  subsidiary
 assets ..............................          --            --          41,260          --           41,260
Income taxes .........................        11,148          --            --            --           11,148
Subordinated debentures and
 senior notes ........................       339,408        55,586          --            --          394,994
Discontinued operations ..............         1,566          --         104,876          --          106,442
Advances payable - subsidiaries ......        18,063       247,248        27,712      (293,023)          --
                                         -----------   -----------   -----------   -----------    -----------
     Total liabilities ...............       525,399       645,145       324,183      (293,023)     1,201,704
Shareholders' equity .................       770,959       853,571       941,131    (1,794,702)       770,959
                                         -----------   -----------   -----------   -----------    -----------
                                         $ 1,296,358   $ 1,498,716   $ 1,265,314   $(2,087,725)   $ 1,972,663
                                         ===========   ===========   ===========   ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              December 31, 1996

                                                     Unconsolidated
                                        -----------------------------------------
                                                                                                Consolidated
                                         Pulte         Guarantor    Non-Guarantor  Eliminating  Pulte
                                         Corporation   Subsidiaries Subsidiaries   Entries      Corporation
                                         -----------   ------------ ------------   ----------   ------------
ASSETS
Cash and equivalents .................  $    114,585  $   71,599   $     3,441   $      --      $   189,625
Unfunded settlements .................          --        73,896          --            --           73,896
House and land inventories ...........          --     1,017,262          --            --        1,017,262
Mortgage-backed and related securities          --            --        47,113          --           47,113
Residential mortgage loans and other
 securities available-for-sale .......          --            --       170,443          --          170,443
Other assets .........................       141,528     178,144        23,054          --          342,726
Discontinued operations ..............          --            --       144,076          --          144,076
Investment in subsidiaries ...........       859,866      23,425       878,540    (1,761,831)          --
Advances receivable - subsidiaries ...       139,351         827        17,246      (157,424)          --
                                        ------------  ----------   -----------   -----------    -----------
                                        $  1,255,330  $1,365,153   $ 1,283,913   $(1,919,255)   $ 1,985,141
                                        ============  ==========   ===========   ===========    ===========

LIABILITIES AND
 SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
 liabilities .........................  $     51,731  $  357,480   $    30,367   $      --      $   439,578
Collateralized short-term debt,
 recourse solely to applicable
 subsidiary assets ...................          --            --       154,136          --          154,136
Mortgage-backed bonds, recourse
 solely to  applicable subsidiary
 assets ..............................          --            --        45,304          --           45,304
Income taxes .........................        12,930          --          --            --           12,930
Subordinated debentures and senior
 notes ...............................       339,365      51,810          --            --          391,175
Discontinued operations ..............         4,002          --       108,743          --          112,745
Advances payable - subsidiaries ......        18,029     123,451        15,944      (157,424)          --
                                        ------------  ----------   -----------   -----------    -----------
     Total liabilities ...............       426,057     532,741       354,494      (157,424)     1,155,868
Shareholders' equity .................       829,273     832,412       929,419    (1,761,831)       829,273
                                        ------------  ----------   -----------   -----------    -----------
                                        $  1,255,330  $1,365,153   $ 1,283,913   $(1,919,255)   $ 1,985,141
                                        ============  ==========   ===========   ===========    ===========




                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1997

                                                    Unconsolidated
                                      ----------------------------------------
                                                                                               Consolidated
                                      Pulte         Guarantor     Non-Guarantor  Eliminating   Pulte
                                      Corporation   Subsidiaries  Subsidiaries   Entries       Corporation
                                      -----------   ------------  ------------   -------       -----------
Revenues:
 Homebuilding ......................   $     --      $  990,350   $     --      $     --      $  990,350
 Mortgage banking and financing,
  interest and other ...............         --            --         13,652          --          13,652
 Corporate .........................        1,172         2,841         --            --           4,013
                                       ----------    ----------   ----------    ----------    ----------
Total revenues .....................        1,172       993,191       13,652          --       1,008,015
                                       ----------    ----------   ----------    ----------    ----------

Expenses:
 Homebuilding:
  Cost of sales ....................         --         844,514         --            --         844,514
  Selling, general and
   administrative and other
   expense .........................         --         108,587         --            --         108,587
 Mortgage banking and financing,
  interest and other ...............         --            --         13,049          --          13,049
 Corporate, net ....................       14,094         5,470         (310)         --          19,254
                                       ----------    ----------   ----------    ----------    ----------
Total expenses .....................       14,094       958,571       12,739          --         985,404
                                       ----------    ----------   ----------    ----------    ----------
Income (loss) from continuing
 operations before income taxes
 and equity in income of
 subsidiaries ......................      (12,922)       34,620          913          --          22,611
Income taxes (benefit) .............       (5,718)       13,866          557          --           8,705
                                       ----------    ----------   ----------    ----------    ----------
Income (loss) from continuing
 operations before equity in
 income (loss) of subsidiaries .....       (7,204)       20,754          356          --          13,906
Income (loss) from discontinued
 operations ........................        3,427          --         (1,223)         --           2,204
                                       ----------    ----------   ----------    ----------    ----------
Income (loss) before equity in
 income (loss) of subsidiaries .....       (3,777)       20,754         (867)         --          16,110
                                       ----------    ----------   ----------    ----------    ----------
Equity in income (loss) of
 subsidiaries:
  Continuing operations ............       21,110           405       20,754       (42,269)         --
  Discontinued operations ..........       (1,223)         --           --           1,223          --
                                       ----------    ----------   ----------    ----------    ----------
                                           19,887           405       20,754       (41,046)         --
                                       ----------    ----------   ----------    ----------    ----------
Net income .........................   $   16,110    $   21,159   $   19,887    $  (41,046)   $   16,110
                                       ==========    ==========   ==========    ==========    ==========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1997


                                                      Unconsolidated
                                          -------------------------------------
                                                                                                  Consolidated
                                          Pulte       Guarantor    Non-Guarantor   Eliminating    Pulte
                                          Corporation Subsidiaries Subsidiaries    Entries        Corporation
                                          ----------- ------------ ------------    -----------    ------------
Revenues:
 Homebuilding ..........................   $   --      $567,135   $   --            $   --         $567,135
 Mortgage banking and financing,
  interest and other ...................       --          --        6,925              --            6,925
 Corporate .............................        382       1,873       --                --            2,255
                                           --------    --------   --------          --------       --------
Total revenues .........................        382     569,008      6,925              --          576,315
                                           --------    --------   --------          --------       --------

Expenses:
 Homebuilding:
  Cost of sales ........................       --       484,509       --                --          484,509
  Selling, general and administrative
   and other expense ...................       --        54,374       --                --           54,374
 Mortgage banking and financing,
  interest and other ...................       --          --        6,486              --            6,486
 Corporate, net ........................      7,173       2,965        204              --           10,342
                                           --------    --------   --------          --------       --------
Total expenses .........................      7,173     541,848      6,690              --          555,711
                                           --------    --------   --------          --------       --------
Income (loss) from continuing
 operations before income taxes and
 equity in income of subsidiaries ......     (6,791)     27,160        235              --           20,604
Income taxes (benefit) .................     (3,248)     10,882        298              --            7,932
                                           --------    --------   --------          --------       --------
Income (loss) from continuing
 operations before equity in
 income (loss) of subsidiaries .........     (3,543)     16,278        (63)             --           12,672
Income (loss) from discontinued
 operations ............................      1,707        --         (506)             --            1,201
                                           --------    --------   --------          --------       --------

Income (loss) before equity in
 income (loss) of subsidiaries .........     (1,836)     16,278       (569)             --           13,873
                                           --------    --------   --------          --------       --------
Equity in income (loss) of
 subsidiaries:
  Continuing operations ................     16,215         281     16,278           (32,774)          --
  Discontinued operations ..............       (506)       --         --                 506           --
                                           --------    --------   --------          --------       --------
                                             15,709         281     16,278           (32,268)          --
                                           --------    --------   --------          --------       --------

Net income .............................   $ 13,873    $ 16,559   $ 15,709          $(32,268)      $ 13,873
                                           ========    ========   ========          ========       ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1996

                                                        Unconsolidated
                                           -------------------------------------
                                                                                                  Consolidated
                                           Pulte       Guarantor    Non-Guarantor   Eliminating   Pulte
                                           Corporation Subsidiaries Subsidiaries    Entries       Corporation
                                           ----------- ------------ -------------   -----------   ------------
Revenues:
 Homebuilding ..........................   $     --      $  980,003   $     --      $     --      $  980,003
 Mortgage banking and financing,
  interest and other ...................         --            --         31,229          --          31,229
 Corporate .............................        4,451         4,500          692          --           9,643
                                           ----------    ----------   ----------    ----------    ----------
Total revenues .........................        4,451       984,503       31,921          --       1,020,875
                                           ----------    ----------   ----------    ----------    ----------

Expenses:
 Homebuilding:
  Cost of sales ........................         --         837,129         --            --         837,129
  Selling, general and administrative
   and other expense ...................         --         106,083         --            --         106,083
 Mortgage banking and financing,
  interest and other ...................         --            --         20,482          --          20,482
 Corporate, net ........................       12,241         7,225        1,550          --          21,016
                                           ----------    ----------   ----------    ----------    ----------
Total expenses .........................       12,241       950,437       22,032          --         984,710
                                           ----------    ----------   ----------    ----------    ----------
Income (loss) from continuing
 operations before income taxes and
 equity in income of subsidiaries ......       (7,790)       34,066        9,889          --          36,165
Income taxes (benefit) .................       (3,222)       13,626        4,252          --          14,656
                                           ----------    ----------   ----------    ----------    ----------
Income (loss) from continuing
 operations before equity in income
 of subsidiaries .......................       (4,568)       20,440        5,637          --          21,509
Income from discontinued operations ....        2,647          --          1,118          --           3,765
                                           ----------    ----------   ----------    ----------    ----------

Income (loss) before equity in income
  of subsidiaries ......................       (1,921)       20,440        6,755          --          25,274
                                           ----------    ----------   ----------    ----------    ----------
Equity in income of subsidiaries:
 Continuing operations .................       26,077           331       20,440       (46,848)         --
 Discontinued operations ...............        1,118          --           --          (1,118)         --
                                           ----------    ----------   ----------    ----------    ----------
                                               27,195           331       20,440       (47,966)         --
                                           ----------    ----------   ----------    ----------    ----------
Net income .............................   $   25,274    $   20,771   $   27,195    $  (47,966)   $   25,274
                                           ==========    ==========   ==========    ==========    ==========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1996


                                                   Unconsolidated
                                       --------------------------------------
                                                                                              Consolidated
                                       Pulte       Guarantor     Non-Guarantor  Eliminating   Pulte
                                       Corporation Subsidiaries  Subsidiaries   Entries       Corporation
                                       ----------- -------------  ------------  -----------   ------------
Revenues:
 Homebuilding .......................   $   --         $568,672      $   --         $   --      $568,672
 Mortgage banking and financing,
  interest and other ................       --             --          15,096           --        15,096
 Corporate ..........................      1,643          2,611           334           --         4,588
                                        --------       --------      --------       --------    --------
Total revenues ......................      1,643        571,283        15,430           --       588,356
                                        --------       --------      --------       --------    --------

Expenses:
 Homebuilding:
  Cost of sales .....................       --          486,349          --             --       486,349
  Selling, general and
   administrative and
   other expense ....................       --           54,100          --             --        54,100
 Mortgage banking and financing,
  interest and other ................       --             --           9,187           --         9,187
 Corporate, net .....................      5,986          4,073         1,110           --        11,169
                                        --------       --------      --------       --------    --------
Total expenses ......................      5,986        544,522        10,297           --       560,805
                                        --------       --------      --------       --------    --------
Income (loss) from continuing
 operations before income taxes and
 equity in income of subsidiaries ...     (4,343)        26,761         5,133           --        27,551
Income taxes (benefit) ..............     (1,889)        10,704         2,335           --        11,150
                                        --------       --------      --------       --------    --------
Income (loss) from continuing
 operations before equity in income
 of subsidiaries ....................     (2,454)        16,057         2,798           --        16,401
Income from discontinued operations .      1,332           --             461           --         1,793
                                        --------       --------      --------       --------    --------

Income (loss) before equity in income
  of subsidiaries ...................     (1,122)        16,057         3,259           --        18,194
                                        --------       --------      --------       --------    --------
Equity in income of subsidiaries:
 Continuing operations ..............     18,855             57        16,057        (34,969)       --
 Discontinued operations ............        461           --            --             (461)       --
                                        --------       --------      --------       --------    --------
                                          19,316             57        16,057        (35,430)       --
                                        --------       --------      --------       --------    --------
Net income ..........................   $ 18,194       $ 16,114      $ 19,316       $(35,430)   $ 18,194
                                        ========       ========      ========       ========    ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1997

                                                  Unconsolidated
                                      ---------------------------------------
                                                                                             Consolidated
                                      Pulte         Guarantor    Non-Guarantor  Eliminating  Pulte
                                      Corporation   Subsidiaries Subsidiaries   Entries      Corporation
                                      -----------   ------------ -------------  ----------   -----------
Continuing operations:
Cash flows from operating
 activities:
 Income from continuing operations ..   $  13,906    $  21,159    $  21,110    $ (42,269)   $  13,906
 Adjustments to reconcile income
  from continuing operations to net
  cash flows provided by (used in)
  operating activities:
   Equity in income of subsidiaries..     (21,110)        (405)     (20,754)      42,269         --
   Amortization, depreciation and
     other ..........................          43        3,210          300         --          3,553
   Deferred income taxes ............       5,136         --           --           --          5,136
  Increase (decrease) in cash due to:
   Inventories ......................        --       (127,455)        --           --       (127,455)
   Residential mortgage loans
    available-for-sale ..............        --           --         44,290         --         44,290
   Other assets .....................      (4,408)     (18,591)     (12,634)        --        (35,633)
   Accounts payable and accrued
    liabilities .....................      (3,643)      (9,044)       2,977         --         (9,710)
   Income taxes .....................     (15,477)      13,866          558         --         (1,053)
                                         ---------    ---------    ---------    ---------    ---------

Net cash provided by (used in)
 operating activities ...............     (25,553)    (117,260)      35,847         --       (106,966)
                                         ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
 Principal payments of
  mortgage-backed securities ........        --           --          4,145         --          4,145
 Decrease in funds held by trustee ..        --           --            (72)        --            (72)
 Dividends received from subsidiaries        --         10,500         --        (10,500)        --
 Investment in subsidiaries .........        --           (270)        --            270         --
 Advances to affiliates .............    (120,065)          70         (956)     120,951         --
 Other, net .........................        --              1         --           --              1
                                        ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 investing activities ...............    (120,065)      10,301        3,117      110,721        4,074
                                        ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
 Payment of long-term debt and bonds         --           --         (4,638)        --         (4,638)
 Proceeds from borrowings ...........     107,390        3,776         --           --        111,166
 Repayment of borrowings ............        --           --        (36,221)        --        (36,221)
 Capital contributions from parent ..        --           --            270         (270)        --
 Advances from affiliates ...........          34      109,931       10,986     (120,951)        --
 Stock repurchases ..................     (74,595)        --           --           --        (74,595)
 Dividends paid .....................      (2,658)        --        (10,500)      10,500       (2,658)
 Other, net .........................       1,734         --            225         --          1,959
                                        ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
 financing activities ...............      31,905      113,707      (39,878)    (110,721)      (4,987)
                                        ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash
 and equivalents - continuing
 operations .........................   $(113,713)   $   6,748    $    (914)   $    --      $(107,879)
                                        ---------    ---------    ---------    ---------    ---------

                              PULTE CORPORATION
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                      CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1997

                                                    Unconsolidated
                                        --------------------------------------
                                                                                              Consolidated
                                        Pulte       Guarantor    Non-Guarantor   Eliminating  Pulte
                                        Corporation Subsidiaries Subsidiaries    Entries      Corporation
                                        ----------- ------------ ------------    -------      -----------
Discontinued operations:
Cash flows from operating activities:
 Income from discontinued operations    $   2,204    $    --   $    (1,223)   $   1,223    $   2,204
 Change in deferred income taxes ....        (727)        --          --           --           (727)
 Equity in loss of subsidiaries .....       1,223         --          --         (1,223)        --
 Change in income taxes .............         729         --          --           --            729
 Other changes, net .................      (3,429)        --         1,462         --         (1,967)
Cash flows from investing activities:
 Purchase of securities available-
     for-sale .......................        --           --       (12,912)        --        (12,912)
 Principal payments of mortgage-
     backed securities ..............        --           --        15,152         --         15,152
 Net proceeds from sale of investment        --           --         3,219         --          3,219
 Decrease in Covered Assets and FRF
     receivables ....................        --           --        29,481         --         29,481
Cash flows from financing activities:
 Increase in deposit liabilities ....        --           --        (7,385)        --         (7,385)
 Repayment of borrowings ............        --           --       (31,560)        --        (31,560)
 Decrease in FHLB advances ..........        --           --         3,650         --          3,650
                                        ---------    ---------   ---------    ---------    ---------
Net decrease in cash and equivalents-
 discontinued operations ............        --           --          (116)        --           (116)
                                        ---------    ---------   ---------    ---------    ---------
Net increase (decrease) in cash and
 equivalents ........................    (113,713)       6,748      (1,030)        --       (107,995)
Cash and equivalents at beginning of
 period .............................     114,585       71,599       6,018         --        192,202
                                        ---------    ---------   ---------    ---------    ---------
Cash and equivalents at end of
 period .............................   $     872    $  78,347   $   4,988    $    --      $  84,207
                                        =========    =========   =========    =========    =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1996

                                                          Unconsolidated
                                             ---------------------------------------
                                                                                                     Consolidated
                                             Pulte         Guarantor    Non-Guarantor   Eliminating  Pulte
                                             Corporation   Subsidiaries Subsidiaries    Entries      Corporation
                                             -----------   ------------ ------------    -----------  -----------
Continuing operations:
Cash flows from operating activities:
 Income from continuing operations ........   $  21,509    $  20,771    $  26,077       $ (46,848)   $  21,509
 Adjustments to reconcile income from
  continuing operations to net cash
  flows provided by (used in) operating
  activities:
   Equity in income of subsidiaries .......     (26,077)        (331)     (20,440)         46,848         --
   Amortization, depreciation and other ...          43        2,904          320            --          3,267
   Deferred income taxes ..................       2,449         --           --              --          2,449
   Gain on sale of securities .............        --           --         (9,993)           --         (9,993)
  Increase (decrease) in cash due to:
   Inventories ............................        --       (113,212)        --              --       (113,212)
   Residential mortgage loans
    available-for-sale ....................        --           --         40,145            --         40,145
   Other assets ...........................      (5,724)     (23,623)         488            --        (28,859)
   Accounts payable and accrued liabilities       4,954       37,955       (6,135)           --         36,774
   Income taxes ...........................      (9,689)      13,626        4,205            --          8,142
                                              ---------    ---------    ---------       ---------    ---------

Net cash provided by (used in) operating
 activities ...............................     (12,535)     (61,910)      34,667            --        (39,778)
                                              ---------    ---------    ---------       ---------    ---------
Cash flows from investing activities:
 Proceeds from sale of securities
  available-for-sale ......................        --           --        168,085            --        168,085
 Principal payments of
  mortgage-backed securities ..............        --           --         14,461            --         14,461
 Decrease in funds held by trustee ........        --           --          4,038            --          4,038
 Dividends received from subsidiaries .....        --         14,000         --           (14,000)        --
 Investment in subsidiaries ...............      (1,524)        --           --             1,524         --
 Advances to affiliates ...................     (40,242)        (502)       1,976          38,768         --
 Other, net ...............................        --         (6,397)      (3,162)           --         (9,559)
                                              ---------    ---------    ---------       ---------    ---------
Net cash provided by (used in) investing
 activities ...............................     (41,766)       7,101      185,398          26,292      177,025
                                              ---------    ---------    ---------       ---------    ---------
Cash flows from financing activities:
 Payment of long-term debt and bonds ......        --           --       (168,589)           --       (168,589)
 Repayment of borrowings ..................        --         (1,251)     (22,818)           --        (24,069)
 Capital contributions from parent ........        --           --          1,524          (1,524)        --
 Advances from affiliates .................        --         52,872      (14,104)        (38,768)        --
 Stock repurchases ........................     (60,846)        --           --              --        (60,846)
 Dividends paid ...........................      (3,131)        --        (14,000)         14,000       (3,131)
 Other, net ...............................         163         --            137            --            300
                                              ---------    ---------    ---------       ---------    ---------
Net cash provided by (used in)
 financing activities .....................     (63,814)      51,621     (217,850)        (26,292)    (256,335)
                                              ---------    ---------    ---------       ---------    ---------
Net increase (decrease) in cash and
 equivalents - continuing operations ......   $(118,115)   $  (3,188)   $   2,215       $    --      $(119,088)
                                              ---------    ---------    ---------       ---------    ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1996

                                                      Unconsolidated
                                       ----------------------------------------
                                                                                                Consolidated
                                       Pulte         Guarantor     Non-Guarantor  Eliminating   Pulte
                                       Corporation   Subsidiaries  Subsidiaries   Entries       Corporation
                                       -----------   ------------  ------------   -----------   -----------
Discontinued operations:
Cash flows from operating activities:
 Income from discontinued operations    $   3,765    $    --       $  1,118       $  (1,118)   $   3,765
 Change in deferred income taxes ....          56         --           --              --             56
 Equity in income of subsidiaries ...      (1,118)        --           --             1,118         --
 Other changes, net .................      (2,703)        --         (1,768)           --         (4,471)
Cash flows from investing activities:
 Purchase of securities available-
  for-sale ..........................        --           --        (29,444)           --        (29,444)
 Principal payments of mortgage-
  backed securities .................        --           --         27,757            --         27,757
 Net proceeds from sale of investment        --           --          4,100            --          4,100
 Decrease in Covered Assets and FRF
  receivables .......................        --           --         31,686            --         31,686
Cash flows from financing activities:
 Increase in deposit liabilities ....        --           --          5,919            --          5,919
 Repayment of borrowings ............        --           --        (31,560)           --        (31,560)
 Decrease in FHLB advances ..........        --           --         (6,200)           --         (6,200)
                                        ---------    ---------    ---------       ---------    ---------
Net increase in cash and equivalents-
 discontinued operations ............        --           --          1,608            --          1,608
                                        ---------    ---------    ---------       ---------    ---------
Net increase (decrease) in cash
 and equivalents ....................    (118,115)      (3,188)       3,823            --       (117,480)
Cash and equivalents at beginning
 of period ..........................     220,782       71,012        3,369            --        295,163
                                        ---------    ---------    ---------       ---------    ---------
Cash and equivalents at end
 of period ..........................   $ 102,667    $  67,824    $   7,192       $    --      $ 177,683
                                        =========    =========    =========       =========    =========

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)


A summary of Pulte Corporation's operating results by business segment for the three and six month periods ended June 30, 1997 and 1996 is as follows:

                                              Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                              ------------------     ----------------
                                                1997     1996        1997        1996
                                                ----     ----        ----        ----
Pre-tax income (loss):
   Homebuilding operations ..............   $ 28,252    $ 28,223    $ 37,249    $ 36,791
                                            --------    --------    --------    --------
   Financial Services operations:
     Mortgage banking ...................        469          94         675         551
     Financing activities ...............        (30)      5,815         (72)     10,196
                                            --------    --------    --------    --------
   Total Financial Services .............        439       5,909         603      10,747
                                            --------    --------    --------    --------
   Corporate ............................     (8,087)     (6,581)    (15,241)    (11,373)
                                            --------    --------    --------    --------

Pre-tax income from continuing operations     20,604      27,551      22,611      36,165
Income taxes ............................      7,932      11,150       8,705      14,656
                                            --------    --------    --------    --------
Income from continuing operations .......     12,672      16,401      13,906      21,509
Income from discontinued operations .....      1,201       1,793       2,204       3,765
                                            --------    --------    --------    --------
Net income ..............................   $ 13,873    $ 18,194    $ 16,110    $ 25,274
                                            ========    ========    ========    ========
Net income per share ....................   $    .64    $    .71    $    .72    $    .95
                                            ========    ========    ========    ========

A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 1997 and 1996 is as follows:

o Pre-tax income of the Company's homebuilding operations remained substantially flat in relation to the similar periods of 1996, increasing $29 and $458, respectively. The reportable periods were aided by improvements in gross profit margins and in the operating results of Builders Supply & Lumber (BSL), as well as proceeds from the settlement of certain litigation and gains from various land sales. These factors served to offset an increase in selling, general and administrative expenses associated with three new market entries and growth in the number of active selling communities.

o Pre-tax income of the Company's mortgage banking operations increased $375 and $124, respectively, from the comparable periods of 1996. This is principally due to a reduction in operating expenses resulting from the conversion to centralized loan processing during 1996.

o Pre-tax income from the Company's financing activities decreased by $5,845 and $10,268, respectively, from the comparable periods of 1996 primarily due to gains from the sales of collateral during the 1996 periods; no such sales took place during the first six months of 1997.

o Pre-tax loss from corporate operations increased $1,506 and $3,868, respectively, from the comparable periods of 1996. These losses increased primarily as a result of higher net interest expense and expenses associated with the Company's strategic operating initiatives.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)
Homebuilding Operations:

The following table presents selected financial data for Pulte Home Corporation (Pulte) for the three and six month periods ended June 30, 1997 and 1996.


                                      Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      ------------------       ----------------
                                    1997           1996            1997          1996
                                    ----           ----            ----          ----
Unit settlements:
 Pulte Home East ...........       1,720          1,626           3,066          2,772
 Pulte Home Central ........       1,015          1,191           1,736          2,173
 Pulte Home West ...........         830            731           1,461          1,318
                               ---------      ---------      ----------     ----------
                                   3,565          3,548           6,263          6,263
                               =========      =========      ==========     ==========
Net new orders - units:
 Pulte Home East ...........       2,052          1,814           3,960          3,746
 Pulte Home Central ........       1,177          1,056           2,435          2,524
 Pulte Home West ...........         930            719           1,930          1,566
                               ---------      ---------      ----------     ----------
                                   4,159          3,589           8,325          7,836
                               =========      =========      ==========     ==========

Net new orders - dollars ...   $ 680,000      $ 581,000      $1,346,000     $1,263,000
                               =========      =========      ==========     ==========
Backlog at June 30 - units:
 Pulte Home East ...........                                      2,667          2,626
 Pulte Home Central ........                                      1,679          1,638
 Pulte Home West ...........                                      1,164            971
                                                             ----------     ----------
                                                                  5,510          5,235
                                                             ==========     ==========
Backlog at June 30 - dollars                                 $  951,000     $  886,000
                                                             ==========     ==========
Revenues ...................   $ 567,135      $ 568,672      $  990,350     $  980,003
Cost of sales ..............    (484,509)      (486,349)       (844,514)      (837,129)
Selling, general and
 administrative expense ....     (55,757)       (50,970)       (109,662)      (100,370)
Interest (A) ...............      (4,086)        (4,117)         (7,438)        (7,323)
Other income, net ..........       5,469            987           8,513          1,610
                               ---------      ---------      ----------     ----------
Pre-tax income .............   $  28,252      $  28,223      $   37,249     $   36,791
                               =========      =========      ==========     ==========
Average sales price ........   $     159      $     160      $      158     $      156
                               =========      =========      ==========     ==========


    The number of active selling communities as of the end of each respective period are as follows:

               June 30, 1997................           428
               March 31, 1997...............           406
               December 31, 1996............           392
               September 30, 1996...........           387
               June 30, 1996................           378

 Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

 Homebuilding Operations (continued):

Pulte conducts its domestic homebuilding operations through 41 markets in 25 states and Puerto Rico, organized since January 1, 1997, as three operating companies: Pulte Home East (PHE), Pulte Home Central (PHC) and Pulte Home West (PHW). No one individual market within the 41 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during the three and six month periods ended June 30, 1997.

Net new orders during the second quarter of 1997 increased by 570 units, or approximately 16%, over the second quarter of 1996 to a Company second quarter record of 4,159 units. Contributing to a majority of this increase were Pulte's Canterbury Communities (site-built, affordable housing) and Active Adult (mature buyer) initiatives (36%), new market entries (32%), and certain lower Midwest markets (15%). For the six months ended June 30, 1997, net new orders amounted to 8,325 units, which is a 6% increase over the comparable period of the prior year. For this six-month period, the Canterbury Communities and Active Adult initiatives and new market entries contributed net new orders in excess of the consolidated net increase. However, those increases were offset by a decrease in net new orders in certain upper Midwest markets principally due to a shortfall of available communities resulting from communities selling out faster than expected during 1996 and a general decline in market demand. The year-over-year trend of net new orders began to turn favorable in early April 1997, which the Company believes is due primarily to the effects of a stable economy and a supportive interest rate environment.

Unit settlements during the three and six month periods ended June 30, 1997, remained flat relative to the comparable periods in 1996, which had increased by 19% and 25%, respectively, over the similar periods of 1995. PHE and PHW recorded positive comparisons over the prior year, principally as a result of new market entries and the Canterbury Communities and Active Adult initiatives. PHC recorded unfavorable comparisons with the comparable periods of the prior year in certain upper Midwest markets, for similar reasons as those previously mentioned, and in certain lower Midwest markets that were affected by excessive rain and flooding.

The average selling price during the three month period ended June 30, 1997 was $159, a decrease from the average selling price of $160 in the comparable period of the prior year, but an increase from an average selling price of $157 recorded during the three month period ended March 31, 1997. Changes in average selling price are due primarily to the mix of product closed during a period.

Gross profit margins were 14.6% and 14.7% for the three and six month periods ended June 30, 1997, respectively, compared with 14.5% and 14.6%, respectively, in the similar periods of the prior year. The improvement in gross profit margins is due in part to the Company's ongoing process improvement initiatives, which are focused on lowering house costs through improved operational efficiencies.

Selling, general and administrative expenses for the three and six month periods ended June 30, 1997, increased $4,787, or 9%, and $9,292, or 9%, respectively, over the comparable periods in 1996. These increases are primarily related to the addition of expenses for three markets that were not in operation during the first six months of 1996 (Jacksonville, Rhode Island, and Southern California), as well as an increase in the number of selling communities compared to the prior year.

Other income, net, includes gains on land sales, the pre-tax results of BSL and other homebuilding-related expenses. For the three and six month periods ended June 30, 1997, other income, net, was favorably impacted by improvements of approximately $1,400 and $3,900, respectively, in the operating results of BSL compared to the similar periods of a year ago, as well as approximately $2,900 of proceeds from the settlement of certain litigation.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Information related to interest in inventory is as follows:


                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                               ------------------      ----------------
                                                 1997        1996       1997        1996
                                                 ----        ----       ----        ----
Interest in inventory at beginning
 of period..................................   $ 13,645    $ 13,050    $ 12,846    $ 12,261
Interest capitalized .......................      5,953       4,488      10,104       8,483
Interest expensed ..........................     (4,086)     (4,117)     (7,438)     (7,323)
                                               --------    --------    --------    --------
Interest in inventory at end of period .....   $ 15,512    $ 13,421    $ 15,512    $ 13,421
                                               ========    ========    ========    ========

At June 30, 1997, Pulte owned approximately 29,200 lots in communities in which homes are being constructed. In addition, Pulte had approximately 17,100 lots under option.

Financial Services Operations:

Mortgage Banking Operations:

The Company's mortgage banking operations are conducted by Pulte Mortgage Corporation (Pulte Mortgage). The following table presents mortgage origination data for Pulte Mortgage:

                                               Three Months Ended     Six Months Ended
                                                    June 30,               June 30,
                                               ------------------     ----------------
                                                 1997       1996       1997        1996
                                                 ----       ----       ----        ----
Production:
    Total originations:
        Loans...............................     2,413       2,726      4,240       5,057
                                              ========    ========   ========    ========
        Principal...........................  $288,100    $326,700   $509,200    $591,200
                                              ========    ========   ========    ========
    Funded originations:
        Loans...............................     2,258       2,525      3,981       4,685
                                              ========    ========   ========    ========
        Principal...........................  $268,600    $296,900   $475,900    $537,900
                                              ========    ========   ========    ========
    Originations for Pulte customers:
        Loans...............................     1,820       1,742      3,192       3,163
                                              ========    ========   ========    ========
        Principal...........................  $225,200    $220,300   $397,600    $387,400
                                              ========    ========   ========    ========

Mortgage origination volume for the three and six month periods ended June 30, 1997, decreased 11% and 15%, respectively, compared to the comparable 1996 periods. Pulte Mortgage has continued its emphasis on expanding in Pulte's existing and new markets. As a result, the volume of originations for Pulte customers has increased to 81% and 80% of funded originations, respectively, for the three and six month periods ended June 30, 1997. This compares to 69% and 68% of funded originations, respectively, for the similar periods of 1996. Pulte Mortgage continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard. Primarily due to the decreases in non-funded mortgage origination volume during the three and six months ended June 30, 1997, origination fee revenues decreased $336, or 34%, and $594, or 33%, respectively, from the comparable periods of the prior year.

During the three and six month periods ended June 30, 1997, marketing gains from the sales of mortgages decreased by $769, or 18%, and $1,947, or 22%, respectively, compared with the similar periods of 1996. These decreases are attributable to a lower volume of servicing retained originations during the first six months of 1997 as compared to the first six months of 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

During the three and six month periods ended June 30, 1997, Pulte Mortgage's operating expenses decreased from the comparable periods of 1996 by 31% and 25% to $4,318 and $8,942, respectively. These reductions of expenses are the result of Pulte Mortgage's centralization of its mortgage underwriting, processing and closing functions in Denver, Colorado, through implementation of a mortgage operations center (MOC) during 1996.

Net interest income decreased by approximately $300 in both the three and six month periods ended June 30, 1997, as compared with the similar periods of a year ago. This decrease resulted from a reduction in the number of funded originations during 1997, as well as from dividends paid by Pulte Mortgage to Pulte throughout 1996.

At June 30, 1997, loan application backlog was $367,300 compared with $439,000 at June 30, 1996, and $246,000 at December 31, 1996.

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At June 30, 1997, one bond series with a principal amount of $41,260 was outstanding. For the three and six months ended June 30, 1997, PFCI's pre-tax operating losses were $30 and $72, respectively. This compares to pre-tax income of $5,815 and $10,196, respectively, for the comparable periods of 1996. During the three and six month periods ended June 30, 1996, PFCI recorded net gains on sales of collateral of $5,498 and $9,993, respectively. No such sales took place during the first six months of 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

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

The following table presents corporate results of operations for the three and six month periods ended June 30, 1997 and 1996:


                                            Three Months Ended      Six Months Ended
                                               June 30,               June 30,
                                            ------------------      ----------------
                                             1997       1996       1997        1996
                                             ----       ----       ----        ----

          Net interest expense.........   $  3,053    $  1,244   $  5,496   $   2,212
          Other corporate expenses, net      5,034       5,337      9,745       9,161
                                          ---------   --------   --------   ---------

          Loss before income taxes.....   $ (8,087)   $ (6,581)  $(15,241)  $ (11,373)
                                          ========    ========   ========   =========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

The increase in pre-tax loss for the three and six month periods ended June 30, 1997, is due primarily to an increase in net interest expense over the comparable prior year periods. The utilization of approximately $174,000 to reacquire nearly 6.2 million shares of the Company's common stock during 1996 and the first six months of 1997 adversely affected net interest expense comparisons. In addition, for the six months ended June 30, 1997, the Company incurred $637 of additional strategic initiatives expense in pursuing manufactured housing opportunities, expanding operations in Mexico and evaluating additional international opportunities. During the three and six months ended June 30, 1997, the Company recorded losses of $621 and $482, respectively, related to its Mexico operations compared with losses of $590 and $626, respectively, in the comparable periods of 1996. For the three and six months ended June 30, 1997, settlements of the Company's Mexico joint ventures aggregated 378 units and 935 units, respectively, while settlements of the comparable periods of 1996 aggregated 22 units and 70 units, respectively.

Pulte conducts its Mexico homebuilding operations in the cities of Monterrey, Juarez, Chihuahua, Nuevo Laredo, Reynosa, Matamoros and Mexico City through three joint venture investments owned by a foreign subsidiary. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $2,800 as of June 30, 1997. The Company intends to liquidate the Monterrey assets (2 communities) in the normal course of business. The Company's Juarez joint venture is currently developing 15 communities. Additionally, during 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with Delphi Automotive Systems, a division of General Motors Corporation (GM) and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. (Sony). The first unit settlements under the GM contract are expected to commence in the fourth quarter of 1997. The Company's net investment in the Juarez joint venture approximated $11,600 as of June 30, 1997. Also during 1996, the Company entered into a joint venture to build 20 middle income housing units in Mexico City which are expected to begin closing in the third quarter of 1997. The Company's net investment in this joint venture approximated $1,100 as of June 30, 1997.

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities increased from $39,778 for the six months ended June 30, 1996 to $106,966 for the six months ended June 30, 1997. This is principally due to an approximately $14,000 increase in the level of inventory purchases primarily associated with continued expansion of Active Adult (mature buyer) and Canterbury Communities (affordable site-built homes) product offerings and the addition of three new markets, as previously mentioned, and the use of an approximately $46,000 of cash to reduce accounts payable and accrued liabilities. Net cash provided by investing activities decreased from $177,025 for the six months ended June 30, 1996, to $4,074 for the six months ended June 30, 1997, primarily as a result of an approximately $168,000 decrease in proceeds from sales of available-for-sale and mortgage-backed securities of PFCI. The Company's net cash used in financing activities decreased from $256,335 for the six months ended
June 30, 1996, to $4,987 for the six months ended June 30, 1997. This resulted primarily from an approximately $168,000 decrease in the amount of PFCI's mortgage-backed bonds redeemed and an approximately $111,000 of proceeds from short-term borrowings, offset by an approximately
$12,000 increase in repaid borrowings and an approximately $14,000 increase in stock repurchases.

At June 30, 1997, the Company had cash and equivalents of $81,746 and total indebtedness of $766,636. The Company's total indebtedness includes $339,408 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, $107,390 of short-term borrowings under the Company's unsecured revolving credit facility, other Pulte non-recourse and limited recourse debt of $33,181 and $16,708, respectively, $88,310 of First Heights' deposits and advances, $41,260 of mortgage-backed bonds payable for PFCI and $117,974 of notes and drafts payable for Pulte Mortgage.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash, the unused portion of its $250,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at June 30, 1997, consisted of $10,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. During the remainder of 1997, management anticipates that homebuilding and corporate working capital requirements will be funded with internally generated funds and the previously mentioned credit facilities. Additionally, the Company has on file with the Securities and Exchange Commission a universal shelf registration which provides for up to an additional $125,000 of debt or equity securities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had a maximum borrowing of $130,000 under its $250,000 unsecured revolving credit facility during the first six months of 1997, and $107,390 remained outstanding at June 30, 1997. Pulte Mortgage provides mortgage financing for many of Pulte's home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 1997, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $117,974 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at June 30, 1997. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

As previously communicated, on April 16, 1997, the Company repurchased 2,325,000 shares of its common stock for approximately $73,000 from two corporations controlled by James Grosfeld and his family, and also modified certain existing agreements with Mr. Grosfeld. Funds for this repurchase were principally obtained from the Company's unsecured revolving credit facility. Additonally, during the three months ended June 30, 1997, the Company repurchased 49,300 shares of its common stock under the August 20, 1996 repurchase authorization at an aggregate repurchase price of $1,414. Since the fourth quarter of 1994, the Company has utilized $188,067 of available cash and, to a lesser extent, funds drawn on its unsecured revolving credit facility to reacquire 6,847,800 shares, or nearly 25% of its then-outstanding common stock. Approximately 477,200 shares remain available for repurchase under the most recent authorization.

Discontinued Operations:

The Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from FSLIC Resolution Fund
(FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently involved in litigation with the FDIC. The Company is uncertain as to when this matter might be resolved. At June 30, 1997, the Company had a remaining investment in First Heights of approximately $28,500.

                          PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareholders was held on May 9, 1997. The following matters were considered and acted upon, with the results indicated below:

                                                                        Shares
                                               Shares              Withholding
                                    Shares      Voted     Shares    Authority
        Election of Directors     Voted For    Against  Abstaining    To Vote
        ---------------------     ---------    -------  ----------    -------
        Michael D. Hollerbach    19,672,414         -    207,244            -
        Alan E. Schwartz         19,671,732         -    207,926            -


Item 6. Exhibits and Reports on Form 8-K

        Exhibit number and description                      Page Number

        11  Statement Regarding Computation of
              Per Share Earnings                                     30

        27  Financial Data Schedule

        All other exhibits are omitted from this report because they are not applicable.



        Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           PULTE CORPORATION




                           /s/ MICHAEL D. HOLLERBACH
                           -------------------------
                           Michael D. Hollerbach
                           Executive Vice President and
                           Chief Financial Officer
                           (Principal Financial Officer)


                           /s/ VINCENT J. FREES
                           --------------------
                           Vincent J. Frees
                           Vice President and Controller
                           (Principal Accounting Officer)

                           Date: August 13, 1997