Form 10-Q
period 1997-09-30
PULTE CORP
filed 1997-11-14
CIK 822416

=============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1997
                                      or

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

                         YES __X__        NO _____

                Number of shares of common stock outstanding
                     as of October 31, 1997: 21,227,730

                               Total pages: 31
                           Listing of exhibits: 29


=============================================================================



                              PULTE CORPORATION

                                    INDEX


                                                                                          Page No.
                                                                                          --------
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements (unaudited)

  Condensed Consolidated Balance Sheets, September 30, 1997 and December 31, 1996....        3

  Condensed Consolidated Statements of Income, Three and Nine Months Ended
   September 30, 1997 and 1996........................................................       4

  Condensed Consolidated Statement of Shareholders' Equity, Nine Months Ended
   September 30, 1997.................................................................       5

  Condensed Consolidated Statements of Cash Flows, Nine Months Ended
   September 30, 1997 and 1996........................................................       6

  Notes to Condensed Consolidated Financial Statements................................       8

  Item 2   Management's Discussion and Analysis of Financial Condition and Results
               of Operations..........................................................       21


PART II    OTHER INFORMATION

  Item 6   Exhibits and Reports on Form 8-K...........................................       29


  SIGNATURES..........................................................................       31




                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                                              September 30,       December 31,
                                                                                  1997                1996
                                                                              -------------       ------------
                                                                              (Unaudited)            (Note)
ASSETS
Cash and equivalents...................................................      $      56,388       $     189,625
Unfunded settlements...................................................             41,138              73,896
House and land inventories.............................................          1,222,233           1,017,262
Mortgage-backed and related securities.................................             41,198              47,113
Residential mortgage loans and other securities available-for-sale.....            128,863             170,443
Other assets...........................................................            394,448             342,726
Discontinued operations................................................            131,550             144,076
                                                                             -------------       -------------
                                                                             $   2,015,818       $   1,985,141
                                                                             =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities, including bank overdrafts
       of $87,928 and $85,827 in 1997 and 1996, respectively...........      $     474,862       $     439,578
   Unsecured short-term borrowings.....................................             72,700                  --
   Collateralized short-term debt, recourse solely to applicable
      subsidiary assets................................................            121,725             154,136
   Mortgage-backed bonds, recourse solely to applicable
      subsidiary assets................................................             39,289              45,304
   Income taxes........................................................             12,018              12,930
   Subordinated debentures and senior notes............................            401,833             391,175
   Discontinued operations.............................................             98,521             112,745
                                                                             -------------       -------------
       Total liabilities...............................................          1,220,948           1,155,868
Shareholders' equity...................................................            794,870             829,273
                                                                             -------------       -------------
                                                                             $   2,015,818       $   1,985,141
                                                                             =============       =============

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


                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,                September 30,
                                                             ------------------          -----------------
                                                             1997          1996          1997         1996
                                                             ----          ----          ----         ----
Revenues:
   Homebuilding......................................     $   657,265  $   613,722    $ 1,647,615  $ 1,593,725
   Mortgage banking and financing, interest and other           9,808        9,247         23,460       40,476
   Corporate ........................................           2,818        2,203          6,831       11,846
                                                          -----------  -----------    -----------  -----------
             Total revenues..........................         669,891      625,172      1,677,906    1,646,047
                                                          -----------  -----------    -----------  -----------
Expenses:
   Homebuilding, principally cost of sales...........         620,703      580,287      1,573,804    1,523,499
   Mortgage banking and financing, interest and other           6,763        7,915         19,812       28,397
   Corporate, net....................................          12,237        9,553         31,491       30,569
                                                          -----------  -----------    -----------  -----------
             Total expenses..........................         639,703      597,755      1,625,107    1,582,465
                                                          -----------  -----------    -----------  -----------
Income from continuing operations before
   income taxes......................................          30,188       27,417         52,799       63,582
Income taxes ........................................          11,623       10,994         20,328       25,650
                                                          -----------  -----------    -----------  -----------

Income from continuing operations....................          18,565       16,423         32,471       37,932
Income from discontinued thrift operations, net of
   income taxes......................................           1,145      111,208          3,349      114,973
                                                          -----------  -----------    -----------  -----------

Net income...........................................     $    19,710  $   127,631    $    35,820  $   152,905
                                                          ===========  ===========    ===========  ===========

Per share data:
   Primary and fully-diluted:
     Income from continuing operations...............     $      0.86  $      0.68    $      1.47  $      1.48
     Income from discontinued operations.............            0.06         4.61           0.15         4.47
                                                          -----------  -----------    -----------  -----------
     Net income......................................     $      0.92  $      5.29    $      1.62  $      5.95
                                                          ===========  ===========    ===========  ===========

   Cash dividends declared...........................     $      0.06  $      0.06    $      0.18  $      0.18
                                                          ===========  ===========    ===========  ===========

   Weighted-average common shares outstanding:
     Primary.........................................          21,370       24,141         22,101       25,692
                                                          ===========  ===========    ===========  ===========
     Fully-diluted...................................          21,386       24,141         22,114       25,692
                                                          ===========  ===========    ===========  ===========

    See accompanying notes to condensed consolidated financial statements.



                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   ($000's omitted, except per share data)
                                 (Unaudited)

                                                           Additional
                                                Common       Paid-in   Unrealized   Retained
                                                Stock        Capital      Gains     Earnings      Total
                                                ------     ----------  ----------   --------      -----
Shareholders' Equity, December 31, 1996 ...   $     233    $  57,516    $   1,474   $ 770,050    $ 829,273
Exercise of stock options .................           3        8,166           --          --        8,169
Cash dividends declared ...................          --           --           --      (3,877)      (3,877)
Stock repurchases .........................         (24)      (6,015)          --     (68,556)     (74,595)
Change in unrealized gains on securities
    available-for-sale, net of income taxes
    of $9 .................................          --           --           80          --           80
Net income ................................          --           --           --      35,820       35,820
                                              ---------    ---------    ---------   ---------    ---------
Shareholders' Equity, September 30, 1997 ..   $     212    $  59,667    $   1,554   $ 733,437    $ 794,870
                                              =========    =========    =========   =========    =========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  ------------------
                                                                  1997          1996
                                                                  ----          ----
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ........................   $  32,471    $  37,932
    Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
          Amortization, depreciation and other ...............       5,231        5,481
          Deferred income taxes ..............................      12,356       50,835
          Gain on sale of securities .........................          --      (10,285)
          Increase (decrease) in cash due to:
                  Inventories ................................    (204,971)    (205,017)
                  Residential mortgage loans held for sale ...      41,581       44,571
                  Other assets ...............................     (35,537)     (43,423)
                  Accounts payable and accrued liabilities ...      45,743       58,999
                  Income taxes ...............................       1,484      (30,808)
                                                                 ---------    ---------

Net cash used in operating activities ........................    (101,642)     (91,715)
                                                                 ---------    ---------

Cash flows from investing activities:
    Proceeds from exchange of securities held-to-maturity ....          --       12,282
    Proceeds from sale of securities available-for-sale ......          --      168,085
    Principal payments of mortgage-backed securities .........       5,966       17,681
    Decrease in funds held by trustee ........................          94        4,261
    Other, net ...............................................          --      (12,517)
                                                                 ---------    ---------
Net cash provided by investing activities ....................       6,060      189,792
                                                                 ---------    ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds ......................      (6,916)    (171,695)
    Proceeds from borrowings .................................      83,294       23,595
    Repayment of borrowings ..................................     (40,706)     (25,052)
    Stock repurchases ........................................     (74,595)     (92,563)
    Dividends paid ...........................................      (3,877)      (5,963)
    Other, net ...............................................       5,145          273
                                                                 ---------    ---------
Net cash used in financing activities ........................     (37,655)    (271,405)
                                                                 ---------    ---------
Net decrease in cash and equivalents-continuing operations ...   $(133,237)   $(173,328)
                                                                 ---------    ---------


                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                      -----------------
                                                                      1997         1996
                                                                      ----         ----
Discontinued Operations:
Cash flows from operating activities:
    Income from discontinued operations .........................   $   3,349    $ 114,973
    Change in deferred income taxes .............................        (720)    (109,709)
    Change in income taxes ......................................         999          773
    Other changes, net ..........................................      (3,166)      (7,799)

Cash flows from investing activities:
    Purchase of securities available-for-sale ...................     (14,433)     (42,209)
    Principal payments of mortgage-backed securities ............      24,658       36,696
    Net proceeds from sale of investments .......................       3,219        4,100
    Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
      receivables ...............................................      28,215       31,215

Cash flows from financing activities:
    Increase (decrease) in deposit liabilities ..................      (6,802)       5,212
    Repayment of borrowings .....................................     (31,560)     (31,560)
    Decrease in Federal Home Loan Bank (FHLB) advances ..........      (4,000)      (2,200)
                                                                    ---------    ---------
Net decrease in cash and equivalents-discontinued operations ....        (241)        (508)
                                                                    ---------    ---------
Net decrease in cash and equivalents ............................    (133,478)    (173,836)
Cash and equivalents at beginning of period .....................     192,202      295,163
                                                                    ---------    ---------
Cash and equivalents at end of period ...........................   $  58,724    $ 121,327
                                                                    =========    =========

Cash - continuing operations ....................................   $  56,388    $ 118,899
Cash - discontinued operations ..................................       2,336        2,428
                                                                    ---------    ---------
                                                                    $  58,724    $ 121,327
                                                                    =========    =========
Supplemental disclosure of cash flow information-cash paid during the period for:
    Interest, net of amount capitalized
      Continuing operations .....................................   $  13,170    $  20,531
      Discontinued operations ...................................       2,048        1,744
                                                                    ---------    ---------
                                                                    $  15,218    $  22,275
                                                                    =========    =========
    Income taxes ................................................   $   6,208    $   5,757
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1996.

     Certain 1996 classifications have been changed to conform with the 1997 presentation.

     Significant accounting policies

     In February 1997, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. This statement replaces Accounting Principles Board
     (APB) Opinion No 15, Earnings Per Share, and the presentation of primary earnings per share (EPS) with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully-diluted EPS pursuant to APB
     15. Under SFAS No. 128, the Company's basic and diluted EPS amounts would have been substantially the same as the primary and fully-diluted EPS amounts presented in its consolidated statements of income for the three and nine months ended September 30, 1997 and 1996.

2.   Discontinued operations

     Revenues of the Company's discontinued thrift operations for the three and nine months ended September 30, 1997, were $2,213 and $6,939, respectively. Revenues for the comparable periods of 1996 were $3,172 and $9,470, respectively. For the three and nine months ended September 30, 1997, discontinued thrift operations provided after-tax income of $1,145 and $3,349, respectively. After-tax income for the comparable periods of 1996 were $111,208 and $114,973, respectively. During the three months ended September 30, 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income related to tax benefits associated with net operating losses.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.   Segment Information


                                                         Financial Services
                                                       ----------------------
                                                        Mortgage
                                         Homebuilding   Banking     Financing      Corporate   Consolidated
                                         ------------   --------    ---------      ---------   ------------
Nine  Months Ended September  30, 1997:
Continuing Operations:
  Revenues:
   Unaffiliated customers .............   $1,647,615   $   20,648   $    2,812    $    6,831    $1,677,906
                                          ==========   ==========   ==========    ==========    ==========
  Income (loss) before income taxes ...   $   73,811   $    3,748   $     (100)   $  (24,660)   $   52,799
                                          ==========   ==========   ==========    ==========    ==========

Three Months Ended September 30, 1997:
Continuing Operations:
  Revenues:
   Unaffiliated customers .............   $  657,265   $    8,915   $      893    $    2,818    $  669,891
                                          ==========   ==========   ==========    ==========    ==========
  Income (loss) before income taxes ...   $   36,562   $    3,073   $      (28)   $   (9,419)   $   30,188
                                          ==========   ==========   ==========    ==========    ==========

At September 30, 1997:
Identifiable assets ...................   $1,533,153   $  142,633   $   41,421    $  167,061    $1,884,268
                                          ==========   ==========   ==========    ==========
Assets of discontinued operations .....                                                            131,550
                                                                                                ----------
Total assets ..........................                                                         $2,015,818
                                                                                                ==========

Nine Months Ended September 30, 1996:
Continuing Operations:
  Revenues:
   Unaffiliated customers .............   $1,593,725   $   22,725   $   17,751    $   11,846    $1,646,047
                                          ==========   ==========   ==========    ==========    ==========
  Income (loss) before income taxes ...   $   70,226   $    1,465   $   10,614    $  (18,723)   $   63,582
                                          ==========   ==========   ==========    ==========    ==========

Three Months Ended September 30, 1996:
Continuing Operations:
  Revenues:
   Unaffiliated customers .............   $  613,722   $    7,667   $    1,580    $    2,203    $  625,172
                                          ==========   ==========   ==========    ==========    ==========
  Income (loss) before income taxes ...   $   33,435   $      914   $      418    $   (7,350)   $   27,417
                                          ==========   ==========   ==========    ==========    ==========

At September 30, 1996:
Identifiable assets ...................   $1,370,488   $  148,556   $   56,439    $  215,021    $1,790,504
                                          ==========   ==========   ==========    ==========
Assets of discontinued  operations ....                                                            158,060
                                                                                                ----------
Total assets ..........................                                                         $1,948,564
                                                                                                ==========

4.   Restructuring

On August 12, 1997, the Company announced the reorganization of its homebuilding operations to strengthen management focus on key customer groups and to generate increased operating efficiencies. This reorganization replaced the Company's existing homebuilding structure comprised of three geographically-based operating companies with a structure focused more closely on specific customer segments. This reorganization also created a new position of Executive Vice President and Chief Operating Officer with responsibility for all of the Company's homebuilding businesses, and appointed senior homebuilding executives to head the Company's domestic homebuilding and Active Adult (mature buyer) operations. In conjunction with this reorganization, the Company anticipates incurring a one-time restructuring charge during the fourth quarter of 1997 for certain costs associated with its reorganization, principally severance and relocation-related expenses. While certain steps have already been taken, the Company's restructuring plan has not yet been finalized. It is anticipated that pre-tax restructuring charges could approximate $7,500 to $10,000 and could result in annualized savings of approximately $5,000 to $8,000 on a pre-tax basis beginning in 1998.

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

     The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government's obligation not to require contributions of capital greater than those required by the contract.

     Management believes that the First Heights related litigation will not have a material adverse impact on the results of operations or financial position of the Company.

6.   Supplemental Guarantor Information

     In September 1995, the Company filed a universal shelf registration of up to $250,000 of debt or equity securities of which $125,000 of 7.3% unsecured Senior Notes were issued in October, 1995. In addition, the Company previously issued $100,000 of 7%, and $115,000 of 8.375% unsecured Senior Notes. On October 9, 1997, the Company registered an additional $25,000 of debt securities for an offering pursuant to Rule 462(b) of the Securities Act of 1933, as amended. On October 15, 1997, the Company issued $150,000 of 7.625% unsecured Senior Notes, due 2017, pursuant to the September 1995 and October 9, 1997, universal shelf registrations. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc. which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, the parent company of Pulte, Pulte Mortgage, a wholly-owned subsidiary of Pulte, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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

                         CONSOLIDATING BALANCE SHEET
                              September 30, 1997

                                                          Unconsolidated
                                            ----------------------------------------
                                                                                                      Consolidated
                                               Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                            Corporation  Subsidiaries  Subsidiaries      Entries      Corporation
                                            -----------  ------------  -------------   -----------    ------------
ASSETS

Cash and equivalents ....................   $         9   $    54,784   $     1,595    $        --    $    56,388
Unfunded settlements ....................            --        41,138            --             --         41,138
House and land inventories ..............            --     1,222,233            --             --      1,222,233
Mortgage-backed and related securities ..            --            --        41,198             --         41,198
Residential mortgage loans and other
  securities available-for-sale .........            --            --       128,863             --        128,863
Other assets ............................       134,641       214,998        44,809             --        394,448
Discontinued operations .................            --            --       131,550             --        131,550
Investment in subsidiaries ..............       902,413        13,175       922,679     (1,838,267)            --
Advances receivable - subsidiaries ......       253,094           772        20,952       (274,818)            --
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,290,157   $ 1,547,100   $ 1,291,646    $(2,113,085)   $ 2,015,818
                                            ===========   ===========   ===========    ===========    ===========



LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    50,411   $   392,933   $    31,518    $        --    $   474,862
Unsecured short-term borrowings .........        72,700            --            --             --         72,700
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --       121,725             --        121,725
Mortgage-backed bonds, recourse solely to
  applicable  subsidiary assets .........            --            --        39,289             --         39,289
Income taxes ............................        12,018            --            --             --         12,018
Subordinated debentures and senior notes        339,429        62,404            --             --        401,833
Discontinued operations .................           348            --        98,173             --         98,521
Advances payable - subsidiaries .........        20,381       214,985        39,452       (274,818)            --
                                            -----------   -----------   -----------    -----------    -----------
      Total liabilities .................       495,287       670,322       330,157       (274,818)     1,220,948
Shareholders' equity ....................       794,870       876,778       961,489     (1,838,267)       794,870
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,290,157   $ 1,547,100   $ 1,291,646    $(2,113,085)   $ 2,015,818
                                            ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              December 31, 1996

                                                        Unconsolidated
                                            ----------------------------------------
                                                                                                      Consolidated
                                               Pulte        Guarantor   Non-Guarantor   Eliminating      Pulte
                                            Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                            -----------   ------------  -------------   -----------   ------------
ASSETS

Cash and equivalents ....................   $   114,585   $    71,599    $    3,441     $        --    $   189,625
Unfunded settlements ....................            --        73,896            --              --         73,896
House and land inventories ..............            --     1,017,262            --              --      1,017,262
Mortgage-backed and related securities ..            --            --        47,113              --         47,113
Residential mortgage loans and other
  securities available-for-sale .........            --            --       170,443              --        170,443
Other assets ............................       141,528       178,144        23,054              --        342,726
Discontinued operations .................            --            --       144,076              --        144,076
Investment in subsidiaries ..............       859,866        23,425       878,540      (1,761,831)            --
Advances receivable - subsidiaries ......       139,351           827        17,246        (157,424)            --
                                            -----------   -----------    ----------     -----------    -----------
                                            $ 1,255,330   $ 1,365,153    $1,283,913     $(1,919,255)   $ 1,985,141
                                            ===========   ===========    ==========     ===========    ===========



LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    51,731   $   357,480    $    30,367    $        --    $   439,578
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --        154,136             --        154,136
Mortgage-backed bonds, recourse solely to
  applicable subsidiary assets ..........            --            --         45,304             --         45,304
Income taxes ............................        12,930            --             --             --         12,930
Subordinated debentures and senior notes        339,365        51,810             --             --        391,175
Discontinued operations .................         4,002            --        108,743             --        112,745
Advances payable - subsidiaries .........        18,029       123,451         15,944       (157,424)            --
                                            -----------   -----------    -----------    -----------    -----------
      Total liabilities .................       426,057       532,741        354,494       (157,424)     1,155,868
Shareholders' equity ....................       829,273       832,412        929,419     (1,761,831)       829,273
                                            -----------   -----------    -----------    -----------    -----------
                                            $ 1,255,330   $ 1,365,153    $ 1,283,913    $(1,919,255)   $ 1,985,141
                                            ===========   ===========    ===========    ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30, 1997

                                                            Unconsolidated
                                                ----------------------------------------
                                                                                                          Consolidated
                                                   Pulte        Guarantor   Non-Guarantor   Eliminating       Pulte
                                                Corporation   Subsidiaries   Subsidiaries     Entries      Corporation
                                                -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ..............................   $        --    $ 1,647,615   $        --    $        --    $ 1,647,615
  Mortgage banking and financing, interest
      and other .............................            --             --        23,460             --         23,460
  Corporate .................................         1,254          5,577            --             --          6,831
                                                -----------    -----------   -----------    -----------    -----------
Total revenues ..............................         1,254      1,653,192        23,460             --      1,677,906
                                                -----------    -----------   -----------    -----------    -----------

Expenses:
  Homebuilding:
      Cost of sales .........................            --      1,403,575            --             --      1,403,575
      Selling, general and administrative and
       other expense .........................           --        170,229            --             --        170,229
  Mortgage banking and financing, interest
      and other .............................            --             --        19,812             --         19,812
  Corporate, net ............................        22,567          9,145          (221)            --         31,491
                                                -----------    -----------   -----------    -----------    -----------
Total expenses ..............................        22,567      1,582,949        19,591             --      1,625,107
                                                -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................       (21,313)        70,243         3,869             --         52,799
Income taxes (benefit) ......................        (9,748)        28,128         1,948             --         20,328
                                                -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income (loss) of
      subsidiaries ..........................       (11,565)        42,115         1,921             --         32,471
Income (loss) from discontinued operations ..         4,915             --        (1,566)            --          3,349
                                                -----------    -----------   -----------    -----------    -----------
Income before equity in income (loss) of
      subsidiaries ..........................        (6,650)        42,115           355             --         35,820
                                                -----------    -----------   -----------    -----------    -----------
Equity in income (loss) of subsidiaries:
  Continuing operations .....................        44,036          2,251        42,115        (88,402)            --
  Discontinued operations ...................        (1,566)            --            --          1,566             --
                                                -----------    -----------   -----------    -----------    -----------
                                                     42,470          2,251        42,115        (86,836)            --
                                                -----------    -----------   -----------    -----------    -----------
Net income ..................................   $    35,820    $    44,366   $    42,470    $   (86,836)   $    35,820
                                                ===========    ===========   ===========    ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                For the three months ended September 30, 1997

                                                          Unconsolidated
                                              ---------------------------------------
                                                                                                  Consolidated
                                                 Pulte       Guarantor  Non-Guarantor Eliminating     Pulte
                                              Corporation  Subsidiaries  Subsidiaries   Entries    Corporation
                                              -----------  ------------ ------------- ----------- -------------
Revenues:
  Homebuilding ..............................   $      --    $ 657,265   $      --    $      --    $ 657,265
  Mortgage banking and financing, interest
      and other .............................          --           --       9,808           --        9,808
  Corporate .................................          82        2,736          --           --        2,818
                                                ---------    ---------   ---------    ---------    ---------
Total revenues ..............................          82      660,001       9,808           --      669,891
                                                ---------    ---------   ---------    ---------    ---------

Expenses:
  Homebuilding:
      Cost of sales .........................          --      559,061          --           --      559,061
      Selling, general and administrative and
       other expense ........................          --       61,642          --           --       61,642
  Mortgage banking and financing, interest
      and other .............................          --           --       6,763           --        6,763
  Corporate, net ............................       8,473        3,675          89           --       12,237
                                                ---------    ---------   ---------    ---------    ---------
Total expenses ..............................       8,473      624,378       6,852           --      639,703
                                                ---------    ---------   ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................      (8,391)      35,623       2,956           --       30,188
Income taxes (benefit) ......................      (4,030)      14,262       1,391           --       11,623
                                                ---------    ---------   ---------    ---------    ---------
Income (loss) from continuing operations
  before equity in income (loss) of
      subsidiaries ..........................      (4,361)      21,361       1,565           --       18,565
Income (loss) from discontinued operations ..       1,488           --        (343)          --        1,145
                                                ---------    ---------   ---------    ---------    ---------
Income before equity in income (loss) of
      subsidiaries ..........................      (2,873)      21,361       1,222           --       19,710
                                                ---------    ---------   ---------    ---------    ---------
Equity in income (loss) of subsidiaries:
  Continuing operations .....................      22,926        1,846      21,361      (46,133)          --
  Discontinued operations ...................        (343)          --          --          343           --
                                                ---------    ---------   ---------    ---------    ---------
                                                   22,583        1,846      21,361      (45,790)          --
                                                ---------   ----------   ---------    ---------    ---------
Net income ..................................   $  19,710    $  23,207   $  22,583    $ (45,790)   $  19,710
                                                =========    =========   =========    =========    =========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30, 1996

                                                          Unconsolidated
                                                ----------------------------------------
                                                                                                         Consolidated
                                                   Pulte       Guarantor    Non-Guarantor  Eliminating       Pulte
                                                Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                -----------   ------------  -------------  -----------   ------------
Revenues:
  Homebuilding ..............................   $        --    $ 1,593,725   $        --    $        --    $ 1,593,725
  Mortgage banking and financing, interest
      and other .............................            --             --        40,476             --         40,476
  Corporate .................................         5,458          5,488           900             --         11,846
                                                -----------    -----------   -----------    -----------    -----------
Total revenues ..............................         5,458      1,599,213        41,376             --      1,646,047
                                                -----------    -----------   -----------    -----------    -----------

Expenses:
  Homebuilding:
      Cost of sales .........................            --      1,357,970            --             --      1,357,970
      Selling, general and administrative and
       other expense ........................            --        165,529            --             --        165,529
  Mortgage banking and financing, interest
      and other .............................            --             --        28,397             --         28,397
  Corporate, net ............................        18,580          9,621         2,368             --         30,569
                                                -----------    -----------   -----------    -----------    -----------
Total expenses ..............................        18,580      1,533,120        30,765             --      1,582,465
                                                -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................       (13,122)        66,093        10,611             --         63,582
Income taxes (benefit) ......................        (5,498)        26,468         4,680             --         25,650
                                                -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...        (7,624)        39,625         5,931              -         37,932
Income from discontinued operations .........       114,427             --           546             --        114,973
                                                -----------    -----------   -----------    -----------    -----------
Income before equity in income of
      subsidiaries ..........................       106,803         39,625         6,477             --        152,905
                                                -----------    -----------   -----------    -----------    -----------
Equity in income of subsidiaries:
  Continuing operations .....................        45,556            879        39,625        (86,060)            --
  Discontinued operations ...................           546             --            --           (546)            --
                                                -----------    -----------   -----------    -----------    -----------
                                                     46,102            879        39,625        (86,606)            --
                                                -----------    -----------   -----------    -----------    -----------
Net income ..................................   $   152,905    $    40,504   $    46,102    $   (86,606)   $   152,905
                                                ===========    ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                For the three months ended September 30, 1996

                                                        Unconsolidated
                                             ---------------------------------------
                                                                                                 Consolidated
                                                Pulte       Guarantor  Non-Guarantor Eliminating     Pulte
                                             Corporation  Subsidiaries  Subsidiaries    Entries   Corporation
                                             -----------  ------------ ------------- ----------- ------------
Revenues:
  Homebuilding ..............................   $      --    $ 613,722   $      --    $      --    $ 613,722
  Mortgage banking and financing interest
      and other .............................          --           --       9,247           --        9,247
  Corporate .................................       1,007          988         208           --        2,203
                                                ---------    ---------   ---------    ---------    ---------
Total revenues ..............................       1,007      614,710       9,455           --      625,172
                                                ---------    ---------   ---------    ---------    ---------

Expenses:
  Homebuilding:
      Cost of sales .........................          --      520,841          --           --      520,841
      Selling, general and administrative and
       other expense ........................          --       59,446          --           --       59,446
  Mortgage banking and financing, interest
      and other .............................          --           --       7,915           --        7,915
  Corporate, net ............................       6,340        2,396         817           --        9,553
                                                ---------    ---------   ---------    ---------    ---------
Total expenses ..............................       6,340      582,683       8,732           --      597,755
                                                ---------    ---------   ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................      (5,333)      32,027         723           --       27,417
Income taxes (benefit) ......................      (2,276)      12,841         429           --       10,994
                                                ---------    ---------   ---------    ---------    ---------
Income (loss) from continuing operations
  before equity in income (loss) of
      subsidiaries ..........................      (3,057)      19,186         294           --       16,423
Income (loss) from discontinued
  operations ................................     111,780           --        (572)          --      111,208
                                                ---------    ---------   ---------    ---------    ---------
Income (loss) before equity in income
   (loss) of  subsidiaries ..................     108,723       19,186        (278)          --      127,631
                                                ---------    ---------   ---------    ---------    ---------
Equity in income (loss) of subsidiaries:
  Continuing operations .....................      19,480          549      19,186      (39,215)          --
  Discontinued operations ...................        (572)          --          --          572           --
                                                ---------    ---------   ---------    ---------    ---------
                                                   18,908          549      19,186      (38,643)          --
                                                ---------    ---------   ---------    ---------    ---------
 Net income ..................................  $ 127,631    $  19,735   $  18,908    $ (38,643)   $ 127,631
                                                =========    =========   =========    =========    =========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the nine months ended September 30, 1997

                                                          Unconsolidated
                                                ---------------------------------------
                                                                                                     Consolidated
                                                   Pulte       Guarantor  Non-Guarantor  Eliminating     Pulte
                                                Corporation  Subsidiaries  Subsidiaries    Entries    Corporation
                                                -----------  ------------ -------------  ----------  ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........   $  32,471    $  44,366    $  44,036    $ (88,402)   $  32,471
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
      Equity in income of subsidiaries ........     (44,036)      (2,251)     (42,115)      88,402           --
      Amortization, depreciation and other ....          64        4,932          235           --        5,231
      Deferred income taxes ...................      12,356           --           --           --       12,356
   Increase (decrease) in cash due to:
    Inventories ...............................          --     (204,971)          --           --     (204,971)
    Residential mortgage loans
      available-for-sale ......................          --           --       41,581           --       41,581
    Other assets ..............................      (4,208)      (9,030)     (22,299)          --      (35,537)
    Accounts payable and accrued ..............
      liabilities .............................      (1,320)      35,453       11,610           --       45,743
    Income taxes ..............................     (28,593)      28,128        1,949           --        1,484
                                                  ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) operating
  activities ..................................     (33,266)    (103,373)      34,997           --     (101,642)
                                                  ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Principal payments of
    mortgage-backed securities ................          --           --        5,966           --        5,966
  Decrease in funds held by trustee ...........          --           --           94           --           94
  Dividends received from subsidiaries ........          --       14,000           --      (14,000)          --
  Investment in subsidiaries ..................          --       (1,497)          --        1,497           --
  Advances to affiliates ......................     (83,664)          55       (3,415)      87,024           --
                                                  ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing
  activities ..................................     (83,664)      12,558        2,645       74,521        6,060
                                                  ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........          --           --       (6,916)          --       (6,916)
  Proceeds from borrowings ....................      72,700       10,594           --           --       83,294
  Repayment of borrowings .....................          --           --      (40,706)          --      (40,706)
  Capital contributions from parent ...........          --           --        1,497       (1,497)          --
  Advances from affiliates ....................       2,352       63,406       21,266      (87,024)          --
  Stock repurchases ...........................     (74,595)          --           --           --      (74,595)
  Dividends paid ..............................      (3,877)          --      (14,000)      14,000       (3,877)
  Other, net ..................................       5,774           --         (629)          --        5,145
                                                  ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  financing activities ........................       2,354       74,000      (39,488)     (74,521)     (37,655)
                                                  ---------    ---------    ---------    ---------    ---------
Net decrease in cash and
  equivalents - continuing operations .........   $(114,576)   $ (16,815)   $  (1,846)   $      --    $(133,237)
                                                  ---------    ---------    ---------    ---------    ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30, 1997

                                                      Unconsolidated
                                          ---------------------------------------
                                                                                              Consolidated
                                             Pulte       Guarantor  Non-Guarantor Eliminating     Pulte
                                          Corporation  Subsidiaries  Subsidiaries   Entries    Corporation
                                          -----------  ------------ ------------- ----------- ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ..   $   3,349    $      --    $  (1,566)   $   1,566    $   3,349
  Change in deferred income taxes ......        (720)          --           --           --         (720)
  Equity in loss of subsidiaries .......       1,566           --           --       (1,566)          --
  Change in income taxes ...............         999           --           --           --          999
  Other changes, net ...................      (5,194)          --        2,028           --       (3,166)
Cash flows from investing activities:
  Purchase of securities available-
      for-sale .........................          --           --      (14,433)          --      (14,433)
  Principal payments of mortgage-
      backed securities ................          --           --       24,658           --       24,658
  Net proceeds from sale of investment .          --           --        3,219           --        3,219
  Decrease in Covered Assets and FRF
      receivables ......................          --           --       28,215           --       28,215
Cash flows from financing activities:
  Decrease in deposit liabilities ......          --           --       (6,802)          --       (6,802)
  Repayment of borrowings ..............          --           --      (31,560)          --      (31,560)
  Decrease in FHLB advances ............          --           --       (4,000)          --       (4,000)
                                           ---------    ---------    ---------    ---------    ---------
Net decrease in cash and equivalents-
  discontinued operations ..............          --           --         (241)          --         (241)
                                           ---------    ---------    ---------    ---------    ---------
Net decrease in cash and equivalents ...    (114,576)     (16,815)      (2,087)          --     (133,478)
Cash and equivalents at beginning of
  period ...............................     114,585       71,599        6,018           --      192,202
                                           ---------    ---------    ---------    ---------    ---------
Cash and equivalents at end of period ..   $       9    $  54,784    $   3,931    $      --    $  58,724
                                           =========    =========    =========    =========    =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the nine months ended September 30, 1996

                                                              Unconsolidated
                                                  ---------------------------------------
                                                                                                     Consolidated
                                                     Pulte       Guarantor  Non-Guarantor Eliminating    Pulte
                                                  Corporation  Subsidiaries  Subsidiaries   Entries   Corporation
                                                  -----------  ------------ ------------- ----------- -----------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .............   $  37,932    $  40,504    $  45,556    $ (86,060)   $  37,932
  Adjustments to reconcile income from
      continuing operations to net cash flows
      provided by (used in) operating activities:
     Equity in income of subsidiaries ...........     (45,556)        (879)     (39,625)      86,060           --
     Amortization, depreciation and other .......          64        4,477          940           --        5,481
     Deferred income taxes ......................      50,835           --           --           --       50,835
     Gain on sale of securities .................          --           --      (10,285)          --      (10,285)
   Increase (decrease) in cash due to:
    Inventories .................................          --     (205,017)          --           --     (205,017)
    Residential mortgage loans
       available-for-sale .......................          --           --       44,571           --       44,571
    Other assets ................................      (7,118)     (36,967)         662           --      (43,423)
    Accounts payable and accrued liabilities ....       8,641       57,185       (6,827)          --       58,999
    Income taxes ................................     (61,878)      26,468        4,602           --      (30,808)
                                                    ---------    ---------    ---------    ---------    ---------

Net cash provided by (used in) operating
  activities ....................................     (17,080)    (114,229)      39,594           --      (91,715)
                                                    ---------    ---------    ---------    ---------    ---------
Cash flows from investing activities:
  Proceeds from exchange of securities
      held-to-maturity ..........................          --           --       12,282           --       12,282
  Proceeds from sale of securities
      available-for-sale ........................          --           --      168,085           --      168,085
  Principal payments of
      mortgage-backed securities ................          --           --       17,681           --       17,681
  Decrease in funds held by trustee .............          --           --        4,261           --        4,261
  Dividends received from subsidiaries ..........          --       18,000           --      (18,000)          --
  Investment in subsidiaries ....................      (2,295)          --           --        2,295           --
  Advances to affiliates ........................     (55,909)        (749)        (675)      57,333           --
  Other, net ....................................          --       (9,470)      (3,047)          --      (12,517)
                                                    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing
  activities ....................................     (58,204)       7,781      198,587       41,628      189,792
                                                    ---------    ---------    ---------    ---------    ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...........          --           --     (171,695)          --     (171,695)
  Proceeds from borrowings ......................          --       23,595           --           --       23,595
  Repayment of borrowings .......................          --           --      (25,052)          --      (25,052)
  Capital contributions from parent .............          --           --        2,295       (2,295)          --
  Advances from affiliates ......................          --       82,276      (24,943)     (57,333)          --
  Stock repurchases .............................     (92,563)          --           --           --      (92,563)
  Dividends paid ................................      (5,963)          --      (18,000)      18,000       (5,963)
  Other, net ....................................         160           --          113           --          273
                                                    ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in)
  financing activities ..........................     (98,366)     105,871     (237,282)     (41,628)    (271,405)
                                                    ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ...........   $(173,650)   $    (577)   $     899    $      --    $(173,328)
                                                    ---------    ---------    ---------    ---------    ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30, 1996

                                                      Unconsolidated
                                        ---------------------------------------
                                                                                            Consolidated
                                           Pulte       Guarantor   Non-Guarantor Eliminating    Pulte
                                        Corporation  Subsidiaries   Subsidiaries   Entries   Corporation
                                        -----------  ------------  ------------- ----------- ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ..   $ 114,973    $      --    $     546    $    (546)   $ 114,973
  Change in deferred income taxes ......    (109,709)          --           --           --     (109,709)
  Equity in income of subsidiaries .....        (546)          --           --          546           --
  Change in income taxes ...............         773           --           --           --          773
  Other changes, net ...................      (5,491)          --       (2,308)          --       (7,799)
Cash flows from investing activities:
  Purchase of securities available-
      for-sale .........................          --           --      (42,209)          --      (42,209)
  Principal payments of mortgage-
      backed securities ................          --           --       36,696           --       36,696
  Net proceeds from sale of investment .          --           --        4,100           --        4,100
  Decrease in Covered Assets and FRF
      receivables ......................          --           --       31,215           --       31,215
Cash flows from financing activities:
  Increase in deposit liabilities ......          --           --        5,212           --        5,212
  Repayment of borrowings ..............          --           --      (31,560)          --      (31,560)
  Decrease in FHLB advances ............          --           --       (2,200)          --       (2,200)
                                           ---------    ---------    ---------    ---------    ---------
Net decrease in cash and equivalents-
  discontinued operations ..............          --           --         (508)          --         (508)
                                           ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and
  equivalents ..........................    (173,650)        (577)         391           --     (173,836)
Cash and equivalents at beginning of
  period ...............................     220,782       71,012        3,369           --      295,163
                                           ---------    ---------    ---------    ---------    ---------
Cash and equivalents at end of period ..   $  47,132    $  70,435    $   3,760    $      --    $ 121,327
                                           =========    =========    =========    =========    =========

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three and nine month periods ended September 30, 1997 and 1996 is as follows:

                                               Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              -------------------       -----------------
                                              1997          1996        1997         1996
                                              ----          ----        ----         ----
Pre-tax income (loss):
   Homebuilding operations ..............   $  36,562    $  33,435    $  73,811    $  70,226
                                            ---------    ---------    ---------    ---------
   Financial Services operations:
     Mortgage banking ...................       3,073          914        3,748        1,465
     Financing activities ...............         (28)         418         (100)      10,614
                                            ---------    ---------    ---------    ---------
   Total Financial Services .............       3,045        1,332        3,648       12,079
                                            ---------    ---------    ---------    ---------
   Corporate ............................      (9,419)      (7,350)     (24,660)     (18,723)
                                            ---------    ---------    ---------    ---------
Pre-tax income from continuing operations      30,188       27,417       52,799       63,582
Income taxes ............................      11,623       10,994       20,328       25,650
                                            ---------    ---------    ---------    ---------
Income from continuing operations .......      18,565       16,423       32,471       37,932
Income from discontinued operations .....       1,145      111,208        3,349      114,973
                                            ---------    ---------    ---------    ---------
Net income ..............................   $  19,710    $ 127,631    $  35,820    $ 152,905
                                            =========    =========    =========    =========
Per share data:
   Income from continuing operations ....   $    0.86    $    0.68    $    1.47    $    1.48
   Income from discontinued operations ..        0.06         4.61         0.15         4.47
                                            ---------    ---------    ---------    ---------
   Net income ...........................   $    0.92    $    5.29    $    1.62    $    5.95
                                            =========    =========    =========    =========

A comparison of pre-tax income (loss) for the three and nine month periods ended September 30, 1997, is as follows:

o Pre-tax income of the Company's homebuilding operations increased by 9% and 5%, respectively, over the similar periods of 1996. The reportable periods were aided by increased sales and gross margins and the operating results of Builders Supply & Lumber (BSL). In addition, the nine months ended September 30, 1997, also benefited from proceeds from the settlement of certain litigation and gains from various land sales. These factors served to offset an increase in selling, general and administrative expenses associated with three new market entries during the third and fourth quarters of 1996 and the year-over-year increase in the number of active communities.

o Pre-tax income of the Company's mortgage banking operations increased $2,159 and $2,283, respectively, from the comparable periods of 1996. This is principally due to a reduction in operating expenses resulting from the conversion to centralized loan processing during 1996. In addition, pre-tax income for the third quarter of 1997 was favorably affected by increased revenues resulting from a larger volume of loan originations than in the comparable period of the prior year. Pre-tax income of the reportable periods was also favorably impacted by a share of the earnings from an investment in a Mexican mortgage banking company.

o Pre-tax income from the Company's financing activities decreased by $446 and $10,714, respectively, from the comparable periods of 1996 primarily due to gains from the sales of collateral during the 1996 periods; no such sales took place during the first nine months of 1997.

o Pre-tax loss from corporate operations increased $2,069 and $5,937, respectively, from the comparable periods of 1996. These losses increased primarily as a result of higher net interest expense, but were also affected by expenses associated with the Company's start-up of manufactured home retail centers.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Restructuring:

On August 12, 1997, the Company announced the reorganization of its homebuilding operations to strengthen management focus on key customer groups and to generate increased operating efficiencies. This reorganization replaced the Company's existing homebuilding structure comprised of three geographically-based operating companies with a structure focused more closely on specific customer segments. This reorganization also created a new position of Executive Vice President and Chief Operating Officer with responsibility for all of the Company's homebuilding businesses, and appointed senior homebuilding executives to head the Company's domestic homebuilding and Active Adult (mature buyer) operations. In conjunction with this reorganization, the Company anticipates incurring a one-time restructuring charge during the fourth quarter of 1997 for certain costs associated with its reorganization, principally severance and relocation-related expenses. While certain steps have already been taken, the Company's restructuring plan has not yet been finalized. It is anticipated that pre-tax restructuring charges could approximate $7,500 to $10,000 and could result in annualized savings of approximately $5,000 to $8,000 on a pre-tax basis beginning in 1998.

Homebuilding Operations:

The following table presents selected financial data for Pulte for the three and nine month periods ended September 30, 1997 and 1996.

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                  -------------------          --------------------
                                                  1997           1996          1997           1996
                                                  ----           ----          ----           ----
Unit settlements:
   Pulte Home East ........................         1,890          1,762          4,956          4,534
   Pulte Home Central .....................         1,196          1,217          2,932          3,390
   Pulte Home West ........................           904            789          2,365          2,107
                                              -----------    -----------    -----------    -----------
                                                    3,990          3,768         10,253         10,031
                                              ===========    ===========    ===========    ===========
Net new orders - units:
   Pulte Home East ........................         1,914          1,859          5,874          5,605
   Pulte Home Central .....................         1,121            896          3,556          3,420
   Pulte Home West ........................           872            658          2,802          2,224
                                              -----------    -----------    -----------    -----------
                                                    3,907          3,413         12,232         11,249
                                              ===========    ===========    ===========    ===========
Net new orders - dollars ..................   $   634,000    $   536,000    $ 1,980,000    $ 1,799,000
                                              ===========    ===========    ===========    ===========
Backlog at September 30 - units:
   Pulte Home East ........................                                       2,691          2,723
   Pulte Home Central .....................                                       1,604          1,317
   Pulte Home West ........................                                       1,132            840
                                                                            -----------    -----------
                                                                                  5,427          4,880
                                                                            ===========    ===========
Backlog at September 30 - dollars .........                                 $   929,000    $   808,000
                                                                            ===========    ===========
Revenues ..................................   $   657,265    $   613,722    $ 1,647,615    $ 1,593,725
Cost of sales .............................       559,061        520,841      1,403,575      1,357,970
Selling, general and administrative expense        56,628         55,010        166,290        155,380
Interest (A) ..............................         5,206          4,762         12,644         12,085
Other income, net .........................          (192)          (326)        (8,705)        (1,936)
                                              -----------    -----------    -----------    -----------
Pre-tax income ............................   $    36,562    $    33,435    $    73,811    $    70,226
                                              ===========    ===========    ===========    ===========
Average sales price .......................   $       165    $       163    $       161    $       159
                                              ===========    ===========    ===========    ===========

Note (A): The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

The number of active communities as of the end of each respective period are as follows:

                  September 30, 1997.................    423
                  June 30, 1997......................    428
                  March 31, 1997.....................    406
                  December 31, 1996..................    392
                  September 30, 1996.................    387

Pulte conducts its domestic homebuilding operations in 40 markets located throughout 25 states, as well as in Puerto Rico. No one individual market within the 41 markets represented more than 10% of total Pulte net new orders, unit settlements or revenues during the three and nine month periods ended September 30, 1997.

Net new orders during the third quarter of 1997 increased by 494 units, or approximately 14%, over the third quarter of 1996 to a Company third quarter record of 3,907 units. Contributing to a majority of this increase were Pulte markets in the Southeast, Texas, the Midwest, the Southwest and Rocky Mountains. Approximately one-third of this increase can be attributed to the expansion of Pulte's Canterbury Communities. Canterbury Communities is Pulte's site-built, affordable housing product offering. For the nine months ended September 30, 1997, net new orders amounted to 12,232 units, which is a 9% increase over the comparable period of the prior year. For this nine-month period, Pulte markets in the Southeast, Texas, the Southwest and Rocky Mountains were responsible for most of the improvement in net new orders. Pulte's Canterbury Communities and Active Adult product offerings contributed to more than half of the growth in net new orders for the nine months ended September 30, 1997.

Unit settlements during the three and nine month periods ended September 30, 1997, increased 6% and 2%, respectively, over the similar periods of 1996. Favorable comparisons between the three month periods ended September 30, 1997 and 1996 were noted for Pulte markets in the Southeast and Southwest, principally as the result of the Company's Canterbury Communities product offerings. For the comparable year-to-date periods, favorable results were noted for Pulte markets in the Southeast, Florida and the Southwest, offset somewhat by unfavorable comparisons for Pulte markets in the Midwest. These favorable year-to-date comparisons are principally the result of the Company's Canterbury Communities and Active Adult product offerings. The unfavorable year-to-date comparisons were primarily due to a shortfall of available communities resulting from communities selling out faster than expected during 1996 and a general decline in market demand.

The average selling price during the three month period ended September 30, 1997 was $165, an increase from the average selling price of $163 in the comparable period of the prior year and $159 for the three month period ended June 30, 1997. Changes in average selling price are primarily due to the mix of product closed during a period.

Gross profit margins were 14.9% and 14.8% for the three and nine month periods ended September 30, 1997, respectively, compared with 15.1% and 14.8%, respectively, in the similar periods of the prior year. The unfavorable comparison between the three month periods ended September 30, 1997 and 1996, is the result of the favorable market demand conditions which were present during the early portion of 1996, when sales contracts were written which related to third quarter 1996 unit settlements, and the mix of product settled during each period. The Company continues to realize margin improvement on a sequential-period basis as a result of its ongoing process improvement initiatives which are focused on lowering house costs through improved operational efficiencies.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997, increased $1,618, or 3%, and $10,910, or 7%, respectively, over the comparable periods in 1996. These increases are primarily related to the addition of expenses for three markets that were not in operation during all of the first nine months of 1996 (Jacksonville, Rhode Island, and Southern California), as well as an increase in the number of selling communities as compared to the comparable period of a year ago.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Other income, net, includes gains on land sales, the pre-tax results of BSL and other homebuilding-related expenses. For the nine months ended September 30, 1997, other income, net, was favorably impacted by improvement of approximately $5,100 in the operating results of BSL compared to the similar prior year period, as well as approximately $2,900 of proceeds from the settlement of certain litigation.

Information related to interest in inventory is as follows:

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                             -------------------        ------------------
                                                             1997           1996        1997          1996
                                                             ----           ----        ----          ----
Interest in inventory at beginning of period.........      $   15,512   $   13,421   $   12,846   $   12,261
Interest capitalized.................................           5,194        4,391       15,298       12,874
Interest expensed ...................................          (5,206)      (4,762)     (12,644)     (12,085)
                                                           ----------   ----------   ----------   ----------
Interest in inventory at end of period...............      $   15,500   $   13,050   $   15,500   $   13,050
                                                           ==========   ==========   ==========   ==========

At September 30, 1997, Pulte owned approximately 30,200 lots in communities in which homes are being constructed. In addition, Pulte had approximately 18,900 lots under option.

Financial Services Operations:

Mortgage Banking Operations:

The Company's mortgage banking operations are conducted by Pulte Mortgage Corporation (Pulte Mortgage). The following table presents mortgage origination data for Pulte Mortgage:

                                                              Three Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                             -------------------         -----------------
                                                             1997           1996         1997         1996
                                                             ----           ----         ----         ----
  Production:
     Total originations:
         Loans.......................................           2,730        2,628        6,970        7,685
                                                           ==========   ==========   ==========   ==========
         Principal...................................      $  339,400   $  320,800   $  848,600   $  912,000
                                                           ==========   ==========   ==========   ==========
     Funded originations:
         Loans.......................................           2,548        2,431        6,529        7,116
                                                           ==========   ==========   ==========   ==========
         Principal...................................      $  313,700   $  291,400   $  789,600   $  829,300
                                                           ==========   ==========   ==========   ==========
     Originations for Pulte customers:
         Loans.......................................           1,980        1,778        5,172        4,941
                                                           ==========   ==========   ==========   ==========
         Principal...................................      $  251,400   $  226,000   $  649,000   $  613,400
                                                           ==========   ==========   ==========   ==========

Mortgage origination volume for the three month period ended September 30, 1997, increased 4% compared to the similar 1996 period. This increase was solely the result of increased loan originations for Pulte customers. For the nine months ended September 30, 1997, mortgage origination volume decreased 9% from the level of the preceding year. This decrease is the result of lower retail loan production offset by a 5% increase in loan originations for Pulte customers, as Pulte Mortgage continues its emphasis on expanding in Pulte's existing and new markets. Because of this focus, the volume of originations for Pulte customers has increased to 78% and 79% of funded originations for the three and nine month periods ended September 30, 1997, respectively. This compares to 73% and 69% of funded originations for the similar periods of 1996. Pulte Mortgage continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

For the three months ended September 30, 1997, marketing gains from the sales of mortgages increased $570, or 13%, as compared to the similar period of a year ago. This increase is due to the higher level of loan originations experienced during the third quarter of 1997. During the nine month period ended September 30, 1997, marketing gains from the sales of mortgages decreased by $1,378, or 10%, compared with the similar period of 1996. This decrease is attributable to a lower volume of loan originations during the first half of 1997.

During the three and nine month periods ended September 30, 1997, Pulte Mortgage's operating expenses decreased from the comparable periods of 1996 by 14% and 21% to $5,841 and $16,899, respectively. These reductions of expenses are the result of Pulte Mortgage's centralization of its mortgage underwriting, processing and closing functions in Denver, Colorado, through implementation of a mortgage operations center (MOC) during 1996.

Net interest income decreased by approximately $300 and $800, respectively, during the three and nine month periods ended September 30, 1997, as compared with the similar periods of a year ago. This decrease resulted from a reduction in the number of funded originations during 1997, as well as from dividends paid by Pulte Mortgage to Pulte throughout 1996.

In 1995, Pulte Mortgage acquired a minority ownership interest in a Mexican mortgage banking company, Su Casita. Su Casita is a limited purpose financial institution under Mexican law, licensed to originate and service home mortgage loans. Pulte Mortgage's investment was made to facilitate the Company's homebuilding joint ventures in Mexico. For the reportable periods, Pulte Mortgage's equity in the earnings of Su Casita was $553, of which $390 represented current earnings and $163 represented its share of foreign currency gains. At September 30, 1997, Pulte Mortgage's investment in Su Casita approximated $1,500.

At September 30, 1997, loan application backlog was $385,000 compared with $342,000 at September 30, 1996, and $246,000 at December 31, 1996.

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At September 30, 1997, one bond series with a principal amount of $39,289 was outstanding. For the three and nine months ended September 30, 1997, PFCI's pre-tax operating losses were $28 and $100, respectively. This compares to pre-tax income of $418 and $10,614, respectively, for the comparable periods of 1996. During the three and nine month periods ended September 30, 1996, PFCI recorded net gains on sales of collateral of $292 and $10,285, respectively. No such sales took place during the first nine months of 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

The following table presents corporate results of operations for the three and nine month periods ended September 30, 1997 and 1996:

                                                             Three Months Ended         Nine Months Ended
                                                                September 30,              September 30,
                                                             ------------------         -----------------
                                                             1997          1996         1997         1996
                                                             ----          ----         ----         ----
  Net interest expense...............................      $    4,105   $    2,084   $    9,601   $    4,296
  Other corporate expenses, net......................           5,314        5,266       15,059       14,427
                                                           ----------   ----------   ----------   ----------
  Loss before income taxes...........................      $    9,419   $    7,350   $   24,660   $   18,723
                                                           ==========   ==========   ==========   ==========

The increase in pre-tax loss for the three and nine month periods ended September 30, 1997, is due primarily to an increase in net interest expense over the comparable prior year periods. The utilization of approximately $174,000 to reacquire nearly 6.2 million shares of the Company's common stock during 1996 and the first four months of 1997 adversely affected net interest expense comparisons. In addition, for the nine months ended September 30, 1997, the Company incurred $1,100 of additional expense in its start-up of manufactured home retail centers. On October 8, 1997, the Company and Fleetwood Enterprises, Inc. announced that they will jointly form a new corporation, Expression Homes, that will own and operate manufactured home retail centers. The Company will own 51% of the new corporation and Fleetwood will own 49%. Expression Homes will initially focus on retail sales of manufactured homes and related activities such as home financing and insurance services. It is expected that growth will come through a combination of selective acquisitions of existing high-quality retail operations and development of new retail locations.

During the three and nine months ended September 30, 1997, the Company recorded losses of $527 and $1,009, respectively, related to its Mexico operations. This compares with losses of $266 and $892, respectively, in the similar periods of 1996. For the three and nine months ended September 30, 1997, settlements of the Company's Mexico joint ventures aggregated 195 units and 1,130 units, respectively, while settlements of the comparable periods of 1996 aggregated 142 units and 212 units, respectively. The increased losses recorded in the reportable periods of 1997 are principally the result of heightened overhead levels associated with increased development activity.

Pulte conducts its Mexico homebuilding operations through three joint venture investments owned by a foreign subsidiary. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $2,900 as of September 30, 1997. The Company intends to liquidate the Monterrey assets (2 communities) in the normal course of business. The Company's Juarez joint venture is currently developing 13 communities in the cities of Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros. Additionally, during 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with Delphi Automotive Systems, a division of General Motors Corporation (GM) and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. (Sony). The first unit settlements under the GM contract are expected to commence in the fourth quarter of 1997. The Company's net investment in the Juarez joint venture approximated $20,200 as of September 30, 1997. Also during 1996, the Company entered into a joint venture to build 20 middle income housing units in Mexico City which are expected to close by the end of 1997. The Company's net investment in this joint venture approximated $400 as of September 30, 1997.

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities increased from $91,715 for the nine month period ended September 30, 1996 to $101,642 for the nine month period ended September 30, 1997. This is principally due to a higher level of net cash investment in inventories during the 1997 period. Net cash provided by investing activities

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

decreased from $189,792 for the nine month period ended September 30, 1996, to $6,060 for the nine month period ended September 30, 1997, primarily as a result of an approximately $168,000 in proceeds from sales of mortgage-backed securities of PFCI during the 1996 period. The Company's net cash used in financing activities decreased from $271,405 for the nine month period ended September 30, 1996, to $37,655 for the nine month period ended September 30, 1997. This resulted primarily from an approximately $165,000 decrease in the amount of PFCI's mortgage-backed bonds redeemed, an approximately $59,000 increase in the amount of proceeds received from short-term borrowings and an approximately $18,000 decrease in the amount of cash utilized for stock repurchases, offset by an approximately $15,000 increase in repaid borrowings during the 1997 period.

At September 30, 1997, the Company had cash and equivalents of $56,388 and total indebtedness of $740,752. Total indebtedness includes $339,429 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, $72,700 of short-term borrowings under the Company's unsecured revolving credit facility, other Pulte non-recourse and limited recourse debt of $39,999 and $23,962, respectively, $81,243 of First Heights' deposits and advances, $39,289 of mortgage-backed bonds payable for PFCI and $121,725 of notes and drafts payable for Pulte Mortgage. On October 15, 1997, pursuant to the universal shelf registrations filed in September 1995 and October 9, 1997, the Company issued $150,000, 7.625% unsecured Senior Notes, due 2017, which are guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. The Company used a portion of the net proceeds of the sale of the Senior Notes to repay the outstanding borrowings under its unsecured revolving credit facility which bore a variety of floating interest rates. The remaining net proceeds from the sale of the Senior Notes were added to the Company's general funds to be used for general corporate purposes which may include, but are not limited to, capital contributions to the Company's subsidiaries to strengthen such subsidiaries' continuing operations and to fund acquisitions.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash, its $250,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at September 30, 1997, consisted of $20,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. Over the next twelve months, management anticipates that homebuilding and corporate working capital requirements will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had a maximum borrowing of $126,000 under its $250,000 unsecured revolving credit facility during the first nine months of 1997, and $72,700 remained outstanding at September 30, 1997. Subsequent to September 30, 1997, the Company utilized a portion of the net proceeds from its issuance of $150,000 unsecured Senior Notes, due 2017, to repay the outstanding balance of the revolving credit facility. Pulte Mortgage provides mortgage financing for many of Pulte's home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 1997, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $121,725 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at September 30, 1997. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

In the fourth quarter of 1994, the Company initiated a share repurchase program with the intention of enhancing shareholder value by utilizing excess corporate capital to acquire its shares at favorable prices and increasing leverage. As of the date of the most recent share reacquisition, April 17, 1997, the Company has utilized in excess of $188,000 of available cash and, to a lesser extent, funds drawn on its unsecured revolving credit facility to reacquire 6,847,800 shares, or nearly 25% of the common stock outstanding prior to the inception of this program. Management does not anticipate making additional share repurchases in the foreseeable future.

Discontinued Operations:

The Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from FSLIC Resolution Fund
(FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently involved in litigation with the FDIC. The Company is uncertain as to when this matter might be resolved. At September 30, 1997, the Company had a remaining investment in First Heights of approximately $28,200.


Special Notes Concerning Forward-looking Statements:

Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Restructuring", contains certain forward-looking statements relating to the possible impact of a one-time restructuring charge. These forward-looking statements are based on current expectations and include various assumptions. Such assumptions principally relate to achieving estimated cost reductions as a result of realigning senior operating and corporate staff roles and responsibilities while maintaining work flow in the areas affected. The failure of such assumptions to be realized may cause the actual restructuring charge and annual cost savings to differ materially from the estimates set forth herein.

As an additional cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties , including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.

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



         Reports on Form 8-K
         -------------------

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.