Form 10-K
period 1997-12-31
PULTE CORP
filed 1998-03-13
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1997
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

      Registrant's telephone number, including area code: (248) 647-2750
         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     -------------------             -----------------------------------------
Common Stock, par value $.01                  New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 1998: $676,209,187

Number of shares of common stock outstanding as of January 31, 1998:
21,295,505

                     Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.


=============================================================================

                              PULTE CORPORATION
                              TABLE OF CONTENTS


Item                                                                     Page
 No.                                                                      No.
----                                                                     ----
    Part I
1   Business...........................................................    3
2   Properties.........................................................    8
3   Legal Proceedings..................................................    8
4   Submission of Matters to a Vote of Security Holders................    9
4A  Executive Officers of the Registrant...............................    9
    Part II
5   Market for the Registrant's Common Equity and Related
       Stockholder Matters.............................................   11
6   Selected Financial Data............................................   11
7   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................   14
8   Financial Statements and Supplementary Data........................   24
9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................   64
    Part III
10  Directors and Executive Officers of the Registrant.................   64
11  Executive Compensation.............................................   64
12  Security Ownership of Certain Beneficial Owners and Management.....   64
13  Certain Relationships and Related Transactions.....................   64
    Part IV
14  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K........................................................   64
Signatures.............................................................   72

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

The Company conducts operations in two primary business segments: homebuilding, through Pulte and its homebuilding subsidiaries, and financial services, principally through the Company's mortgage banking subsidiary (Pulte Mortgage) and to a limited extent by its financing subsidiary (PFCI). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations. (See Note 3 of Notes to Consolidated Financial Statements.)

Homebuilding Operations

Pulte builds a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Nearly tripling both its housing sales (settlements) and net new orders since 1990, Pulte continued the distinction it earned in 1996 as the nation's largest homebuilder with 1997 sales of over 15,300 homes and nearly 190,000 homes since its inception. Additionally, during 1996, Pulte was recognized as "America's Best Builder" by the National Association of Home Builders, the industry's trade association, and by Builder Magazine, one of the industry's leading trade publications.

The Company believes that its customer-focused approach has allowed it to quickly identify and target emerging niches, including the mature buyer (home buyers age 50 and over) and affordable housing segments. Initiatives focusing on affordable housing, most notably the Canterbury Community concept (affordable site-built homes), are currently offered or under way in 30 communities within ten markets nationwide.

As of December 31, 1997, Pulte offered homes for sale in 396 communities at sales prices ranging from $45,000 to over $600,000. Sales prices of homes currently offered for sale in 77% of Pulte's communities fall within the range of $75,000 to $225,000 with a 1997 average unit selling price of $162,000. Sales of single-family detached homes, as a percentage of total unit sales, were 78%, 77% and 73% in 1997, 1996 and 1995, respectively. As of December 31, 1997, Pulte operated in 41 markets within the following geographic areas and Puerto Rico:

      Pulte Home East:
         Mid-Atlantic Region       Delaware, Maryland, Massachusetts,
                                   New Jersey, Pennsylvania, Rhode Island,
                                   Virginia
         Southeast Region          Georgia, North Carolina, South Carolina
         Florida Region            Florida

      Pulte Home Central:
         Great Lakes Region        Indiana, Michigan, Missouri, Ohio, Kansas
         Midwest Region            Illinois, Minnesota, Wisconsin
         Texas Region              Texas

      Pulte Home West:
         Southwest Region          Arizona, Nevada
         Rocky Mountain Region     Colorado, Utah
         California Region         California

The following table sets forth for-sale housing unit sales (settlements), average sales prices, net new orders and backlog of orders (any of which may be canceled):

                                                                   Years ended December 31,
                                                     ----------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                     --------   --------   --------   --------   --------
Unit settlements:
   Pulte Home East ...............................      7,550      7,007      5,591      4,737      3,913
   Pulte Home Central ............................      4,385      4,589      4,403      3,577      3,432
   Pulte Home West ...............................      3,387      3,017      2,451      2,828      2,453
                                                     --------   --------   --------   --------   --------
Total unit settlements ...........................     15,322     14,613     12,445     11,142      9,798
                                                     ========   ========   ========   ========   ========
Average sales price ..............................   $162,000   $159,000   $155,000   $147,000   $139,000
                                                     ========   ========   ========   ========   ========
Net new orders - units:
   Pulte Home East ...............................      7,492      7,128      6,243      4,592      4,165
   Pulte Home Central ............................      4,421      4,282      4,943      3,410      3,420
   Pulte Home West ...............................      3,575      2,989      2,634      2,559      2,665
                                                     --------   --------   --------   --------   --------
Total net new orders .............................     15,488     14,399     13,820     10,561     10,250
                                                     ========   ========   ========   ========   ========
Markets, end of year .............................         41         41         39         32         26
                                                     ========   ========   ========   ========   ========
Active communities, end of year ..................        396        392        351        294        239
                                                     ========   ========   ========   ========   ========
                                                                         At December 31,
                                                     ----------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                     --------   --------   --------   --------   --------
Backlog - units:
   Pulte Home East ...............................      1,715      1,773      1,652      1,000      1,145
   Pulte Home Central ............................      1,016        980      1,287        747        914
   Pulte Home West ...............................        883        695        723        540        809
                                                     --------   --------   --------   --------   --------
   Total backlog .................................      3,614      3,448      3,662      2,287      2,868
                                                     ========   ========   ========   ========   ========
Backlog, in thousands of dollars .................   $644,000   $596,000   $602,000   $387,000   $420,000
                                                     ========   ========   ========   ========   ========
Backlog average sales price ......................   $178,000   $173,000   $164,000   $169,000   $146,000
                                                     ========   ========   ========   ========   ========

Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Land Acquisition and Development

Locations for development are selected after completing extensive market research, enabling Pulte to match the location and product offering with its targeted consumer group. Factors considered include proximity to developed areas, population growth patterns and, if applicable, estimated development costs. Pulte has historically managed the risk of controlling its land positions through use of option contracts and outright acquisition. Due to the competitive market conditions of recent years, obtaining satisfactory option terms to allow Pulte to control what it believes are prime development locations in each of its respective markets has become increasingly more difficult. As a result, Pulte has utilized outright acquisition more frequently. Pulte typically controls land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain mature buyer developments for which the completion of housing unit sales may require 60 months from the date of opening a community. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, Pulte disposes of land owned not required in its business. Where Pulte develops land, it engages directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, and constructing roads, sewers, water and drainage facilities, and other amenities. Pulte uses its staff and the services of independent engineers and consultants in its land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 1997, Pulte owned approximately 28,700 lots in communities in which homes are being constructed. In addition, Pulte had approximately 20,200 lots under option.

Sales and Marketing

Pulte is dedicated to improving the quality and value of its homes through proprietary innovative architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, Pulte segments its potential customers into well-defined buyer profiles. Once the demands of potential buyers are understood, Pulte links its home design and community development efforts to the specific lifestyle of each targeted consumer group.

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

Typically, Pulte's own sales team, together with outside sales brokers, are responsible for managing the customer through the sales process. Fully furnished and landscaped model homes are used to showcase Pulte's homes and their distinctive design features. Pulte has great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through Pulte Mortgage. Pulte also enjoys strong sales to the move-up buyer and, in certain markets, offers semi-custom homes in higher price ranges. Pulte introduces its homes to prospective buyers through a variety of media advertising, illustrated brochures and other advertising displays. Customers also are obtained through referrals from other Pulte customers. Also, Pulte maintains market and specific community information in its internet home page which can be reached at http://www.pulte.com.

Construction

Pulte normally designs the homes it sells and builds such homes under the supervision of its on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. Pulte believes that Pulte Preferred Partnerships (P3), an extension of its quality assurance program, is establishing new standards for contractor relations. Using a selective process, Pulte has teamed up with what it believes are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

Pulte attempts to maintain efficient operations by using standard materials and components from a variety of sources and, when feasible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies and materials are generally negotiated at or near the time when related sales contracts are signed. In addition, Pulte utilizes the leverage its size affords by actively negotiating its materials needs on a national or regional basis to minimize component production cost. Pulte cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and has, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

A Pulte subsidiary, Builders' Supply and Lumber Co., Inc. (BSL), operates facilities in the greater metropolitan Washington, D.C., area, Charlotte, Raleigh, Atlanta, Orlando and North East, Maryland, which provide building materials to certain Pulte operating divisions as well as unaffiliated customers. On February 13, 1998, the Company announced that it had entered into an agreement to sell BSL. This sale is subject to financing and other customary conditions and is expected to close during the first quarter of 1998.


Competition and Other Factors

Pulte employs a consumer-products orientation based upon customer satisfaction and value-based brand recognition it believes is unique in the home building industry and a significant factor in its long-term competitive advantage. However, the housing industry in the United States is highly competitive. In each of Pulte's market areas, there are numerous homebuilders with which it competes. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor of Pulte. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as well as the emergence and acceptance of manufactured housing. Pulte competes primarily on the basis of reputation, price, location, design and quality of its homes. The housing industry is cyclical and is affected by a number of economic and other factors including: (1) significant national and world events which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, Pulte's business and operations could be affected by unanticipated shifts in demand for new homes.

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

Mortgage Banking

Pulte Mortgage is a mortgage bank which arranges financing through the origination of mortgage loans primarily for the benefit of buyers of Pulte's homes, but also to the general public, and engages in the sale of such loans and the related servicing rights. Pulte Mortgage is a lender approved by the FHA and VA and is a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In its conventional mortgage lending activities, Pulte Mortgage generally follows underwriting guidelines established by FNMA and FHLMC.

During 1996, Pulte Mortgage reorganized its operations by centralizing its mortgage underwriting, processing and closing functions in Denver, Colorado, through the implementation of a mortgage operations center (MOC) concept. Additionally, during 1997, Pulte Mortgage began a centralized telephone loan officer concept which moved the loan officers from field branches to a mortgage application center (MAC) located in Denver. Thus the principal field contacts for the mortgage customers are Pulte's sales representatives who forward the loan application to the MAC. The MAC loan officer calls the customer to complete the loan application and then forwards it to the MOC for processing. Pulte Mortgage believes both the MOC and the MAC will improve the speed and efficiency of its mortgage operations, thus improving profitability and allowing it to focus on creating mortgage opportunities with Pulte customers.

In originating mortgage loans, Pulte Mortgage initially uses its own funds and borrowings made available to it pursuant to various credit arrangements. Subsequently, Pulte Mortgage sells such mortgage loans and mortgage-backed securities to outside investors. During the years ended December 31, 1997, 1996 and 1995, Pulte Mortgage originated mortgage loans for 50%, 49% and 49%, respectively, of the homes sold by Pulte. Such originations represented 81%, 72% and 62%, respectively, of Pulte Mortgage funded originations. Approximately 34%, 38% and 50% of the total loans originated by Pulte Mortgage during the years ended December 31, 1997, 1996 and 1995, respectively, were insured by the FHA or partially guaranteed by the VA.

Prior to 1994, Pulte Mortgage had retained most of the servicing rights related to mortgage loans it had originated and, thus, accepted the risks inherent in servicing. Beginning in 1994, Pulte Mortgage changed its strategy to sell originated mortgage servicing on a flow basis. In addition, during the second half of 1994 and first half of 1995, Pulte Mortgage sold a significant portion of its core mortgage servicing portfolio. At December 31, 1997, the outstanding balance of Pulte Mortgage's owned servicing portfolio was $305,000,000 (2,786 loans) as compared with $394,000,000 (3,744 loans)
and $368,000,000 (3,852 loans) at December 31, 1996 and 1995, respectively. At December 31, 1997, approximately 38% of such servicing portfolio was insured by the FHA or partially guaranteed by the VA, compared to 32% at December 31, 1996.

The mortgage industry in the United States is highly competitive. Pulte Mortgage competes with other mortgage companies and financial institutions to provide attractive mortgage financing to both Pulte customers and the general public. Pulte Mortgage, in originating and servicing mortgage loans, is subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC.

Other Financial Subsidiaries

Other financing activities are conducted by the limited purpose subsidiaries of PFCI. Such subsidiaries previously engaged in the acquisition of mortgage loans and mortgage-backed securities from Pulte Mortgage and unrelated parties financed principally through long-term bonds which are secured only by such mortgage loans and mortgage-backed securities. At December 31, 1997, one bond series with a principal amount of $37,413,000 remained outstanding. Such bonds are the obligations of the applicable PFCI issuer subsidiary; they are neither obligations of, nor guaranteed by, the Company, PDCI, Pulte, Pulte Mortgage or PFCI. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Financial Subsidiaries and Note 5 of Notes to Consolidated Financial Statements.)

Discontinued Operations

During 1994, the Company announced its strategy to exit the thrift industry and increase its focus on homebuilding and related mortgage banking. First Heights sold substantially all of its bank branches and related liabilities (primarily deposits), plus certain other assets. The sale was completed during the fourth quarter of 1994. Accordingly, such operations have been presented as discontinued. Included in the sale were assets, primarily consumer and commercial loans, of $116,886,000 and liabilities, primarily deposits, of $1,205,047,000. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and borrowed $127,000,000 from the Federal Deposit Insurance Corporaiton (FDIC). One remaining retail branch office continues to operate in Houston. First Heights is subject to regulation by the Office of Thrift Supervision (OTS) and the FDIC. Specific regulations include, among others, capital maintenance requirements, liquidity maintenance requirements, limitations on the growth of total liabilities, limitations on the type and amount of its investments, restrictions on transactions with affiliates, and limitations on dividends paid to PDCI. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations, and Note 3 of Notes to Consolidated Financial Statements.) The Company is engaged in litigation with the FDIC and the United States in connection with its thrift activities. (See Item 3 - Legal Proceedings).

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

o affordable housing opportunities, through the use of manufactured and/or modular housing products and development of communities for such products; and

o     non-traditional building components and business initiatives.

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

Organization/Employees

All subsidiaries and operating units operate in an autonomous fashion with respect to day-to-day operations. All homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by business unit and/or senior corporate management.

At December 31, 1997, the Company employed approximately 4,300 persons. Employees of the Company and its subsidiaries are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding, mortgage banking and financing management personnel are paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable division or subsidiary. The Company's corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 6 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although the Company's senior corporate management acts in an advisory capacity in the employment of subsidiary officers. The Company considers its employee and subcontractor relations to be satisfactory.

ITEM 2.   PROPERTIES

The Company's and Pulte's corporate offices are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan, 48304, where 37,529 square feet of office space is leased. Pulte Mortgage's and PFCI's corporate offices are located at 6061 South Willow Drive, Greenwood Village, Colorado, 80111. At this location, 47,400 square feet of office space is leased. Pulte homebuilding markets and Pulte Mortgage branch operations generally lease office space for their day-to-day operations. Pulte's subsidiary which provides building materials owns three warehouses totaling 196,000 square feet and leases 77,000 square feet of warehouse space in metropolitan Washington, D.C., leases a 91,000 square foot warehouse facility in Charlotte, owns a 112,000 square foot warehouse facility in Atlanta, leases a 100,000 square foot warehouse facility in Raleigh, owns a 47,000 square foot warehouse facility in Orlando and leases 109,000 square feet of warehouse space in North East, Maryland.

Because of the nature of Pulte's homebuilding operations, significant amounts of property are held as inventory in the ordinary course of its homebuilding business. Such properties are not included in response to this Item.

First Heights' administrative offices and it remaining retail branch office are located in leased space at 2050 North Loop West, Suite 201, Houston, Texas 77018.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its business. In the opinion of management, none of this litigation will have a material adverse financial impact on the Company.

First Heights-Related Litigation

The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties have filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

On March 5, 1998, the Company reported that an opinion and order had been issued by the United States District Court (the "Court") which resolved by summary judgment four of the interpretational issues which had been raised in the District Court Case. On three issues, the Court ruled in favor of the FDIC, and on one issue, the Court ruled in favor of the Company. The Company vigorously disagrees with the Court's ruling in favor of the FDIC and intends to appeal if these rulings become part of any final judgment. If the Company were unsuccessful on appeal and if all other issues in such litigation were resolved in favor of the FDIC, the Company would, at such time, take an after-tax charge against discontinued operations in an amount which would range from a nominal amount to as much as $40,000,000. The Company does not believe that the claims in the Court of Federal Claims Case are affected by the rulings in the District Court Case.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to all officers (including executive officers) of the Company as of December 31, 1997.

                                                                                       Year Became
Name                      Age        Position                                          An Officer
----                      ---        --------                                          ----------
William J. Pulte           65        Chairman of the Board                                 1956
Robert K. Burgess          53        President and Chief Executive Officer                 1984
Mark J. O'Brien            54        Executive Vice President and
                                        Chief Operating Officer                            1997
Roger A. Cregg             41        Senior Vice President                                 1997
Michael D. Hollerbach      44        Executive Vice President and
                                        Chief Financial Officer                            1989
William J. Crombie         50        Senior Vice President                                 1989
Michael A. O'Brien         45        Senior Vice President                                 1993
Vincent J. Frees           47        Vice President and Controller                         1995
Gregory M. Nelson          42        Vice President                                        1993
John R. Stoller            49        Vice President, General Counsel and Secretary         1990
James A. Weissenborn       40        Vice President and Treasurer                          1993

The following is a brief account of the business experience during the past five years through December 31, 1997 of each officer:

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

Mr. Mark O'Brien was appointed Executive Vice President and Chief Operating Officer in August 1997. Prior to that date, Mr. O'Brien served in various capacities with Company subsidiaries, most recently as President of Pulte Home East, an operating unit of Pulte.

Mr. Cregg was appointed Senior Vice President in December 1997 and named Chief Financial Officer effective January 31, 1998. Prior to joining the Company, Mr. Cregg was Executive Vice President and Chief Financial Officer of Zenith Electronics Corporation since 1996, and Vice President and Chief Financial Officer of Sweetheart Cup Company from 1990 to 1996.

Mr. Hollerbach had been Executive Vice President and Chief Financial Officer from June 1993 through January 1998, at which time Mr. Hollerbach left the Company. He was previously Senior Vice President since July 1989. He had been a Director of the Company from January 1993 through January 1998.

Mr. Crombie has been Senior Vice President since June 1993. From November 1989 to June 1993, he was Senior Vice President-Finance and Chief Financial Officer.

Mr. Michael O'Brien became Senior Vice President in December 1994. From December 1993 to November 1994, he was Vice President. From 1989 to November 1993, Mr. O'Brien served as Vice President-Human Resources of Pepsi-Cola, Inc.

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

Mr. Weissenborn had been Vice President and Treasurer from August 1993 through January 1998, at which time Mr. Weissenborn left the Company. From March 1989 to August 1993, he served as Executive Vice President and Chief Financial Officer of First Heights.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (Symbol:
PHM). The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices and cash dividends declared per share.

                                            1997                                      1996
                               ---------------------------------        --------------------------------
                                                      Declared                                Declared
                               High         Low       Dividends          High        Low      Dividends
                               ----         ---       ---------          ----        ---      ---------
      1st Quarter             $34.75        $29.25       $.06           $34.63      $25.75      $.06
      2nd Quarter              35.50         27.25        .06            29.63       24.75       .06
      3rd Quarter              41.38         33.75        .06            27.50       24.00       .06
      4th Quarter              42.50         34.44        .06            31.75       25.25       .06

At December 31, 1997, there were 704 shareholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                1997             1996           1995          1994          1993
                                            ------------      -----------   -----------   -----------    -----------
OPERATING DATA:                                                           ($000's omitted)
Homebuilding:
Sales (settlements)......................   $ 2,479,171       $ 2,319,734   $ 1,934,403   $ 1,637,306    $ 1,363,278
                                            ===========       ===========   ===========   ===========    ===========
Income before income taxes, extraordinary
   item and cumulative effect of change in
   accounting principle..................   $   113,601(A)    $   114,061   $    84,462   $    94,479    $    78,456
                                            ===========       ===========   ===========   ===========    ===========
(A) Includes one-time restructuring charge
    of $14,800.
Financial services:
Revenues.................................   $    34,038       $    50,197   $    74,105   $   107,799    $   121,847
                                            ===========       ===========   ===========   ===========    ===========
Income before income taxes, extraordinary
   item and cumulative effect of change in
   accounting principle..................   $     5,350(B)    $    14,690   $    18,436   $    21,569    $    22,608
                                            ===========       ===========   ===========   ===========    ===========
(B) Includes one-time restructuring charge
    of $2,100.
Corporate:
Revenues.................................   $    10,782       $    14,352   $    20,632   $    10,808    $     5,675
                                            ===========       ===========   ===========   ===========    ===========
Loss before income taxes, extraordinary
   item and cumulative effect of change in
   accounting principle..................   $   (37,976)(C)   $   (26,288)  $   (20,874)  $   (12,460)   $   (10,025)
                                            ===========       ===========   ===========   ===========    ===========
(C) Includes one-time restructuring charge
    of $3,100.

                                                                     Year Ended December 31,
                                            ------------------------------------------------------------------------
                                                1997             1996          1995          1994           1993
                                            ------------     ------------  ------------  ------------   ------------
                                                                       ($000's omitted)
Consolidated results:
Revenues                                    $  2,523,991     $  2,384,283  $  2,029,140  $  1,755,913   $  1,490,800
                                            ============     ============  ============  ============   ============
Income from continuing operations before
   income taxes, extraordinary item and
   cumulative effect of change in
   accounting principle                           80,975(D)       102,463        82,024       103,588         91,039
Income taxes                                      31,175           39,252        33,185        41,219         35,583
                                            ------------     ------------  ------------  ------------   ------------
Income from continuing operations before
   extraordinary item and cumulative effect
   of change in accounting principle              49,800           63,211        48,839        62,369         55,456
Income from discontinued operations                2,961          116,432         9,507       102,988         22,309
                                            ------------     ------------  ------------  ------------   ------------
Income before extraordinary item and
   cumulative effect of change in
   accounting principle                           52,761          179,643        58,346       165,357         77,765
Extraordinary loss from early
   extinguishment of debt                             --               --            --        (2,589)        (3,397)
Cumulative effect of change in
   accounting for income taxes                        --               --            --            --          5,000
                                            ------------     ------------  ------------  ------------   ------------
Net income                                  $     52,761     $    179,643  $     58,346  $    162,768   $     79,368
                                            ============     ============  ============  ============   ============

(D) Includes one-time restructuring charge of $20,000.

NOTE: The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to Consolidated Financial Statements beginning on page 29.

                                                                     Year Ended December 31,
                                           -------------------------------------------------------------------------
                                               1997              1996          1995          1994           1993
                                           ------------      ------------  ------------  ------------   ------------
PER SHARE DATA
Earnings per share:
   Income from continuing
     operations before
     extraordinary item and
     cumulative effect of change
     in accounting principle               $       2.29 (A)  $       2.54  $       1.80  $       2.26   $       2.02
   Income from discontinued operations...           .14              4.67           .35          3.74            .81
                                           ------------      ------------  ------------  ------------   ------------
   Income before extraordinary item and
     cumulative effect of change in
     accounting principle................          2.43 (A)          7.21          2.15          6.00           2.83
   Extraordinary item....................            --                --            --          (.09)          (.12)
   Cumulative effect of change in
     accounting for income taxes.........            --                --            --            --            .18
                                           ------------      ------------  ------------  ------------   ------------
   Net income............................  $       2.43 (A)  $       7.21  $       2.15  $       5.91   $       2.89
                                           ============      ============  ============  ============   ============
   Weighted-average common shares
     outstanding (000's omitted).........        21,755            24,926        27,074        27,556         27,479
                                           ============      ============  ============  ============   ============

(A) Earnings per share amounts include $ .56 per share attributable to one-time restructuring charge, net of income taxes.

                                                                      Year Ended December 31,
                                           -------------------------------------------------------------------------
                                               1997              1996          1995           1994          1993
                                           ------------      ------------  ------------  ------------   ------------
PER SHARE DATA (continued)
Earnings per share - assuming dilution:
   Income from continuing
     operations before
     extraordinary item
     and cumulative effect of
     change in accounting principle        $       2.27 (A)  $       2.51  $       1.78  $       2.24   $       1.99
   Income from discontinued operations...           .13              4.63           .35          3.70            .80
                                           ------------      ------------  ------------  ------------   ------------
   Income before extraordinary item and
     cumulative effect of change in
     accounting principle................          2.40 (A)          7.14          2.13          5.94           2.79
   Extraordinary item....................            --                --            --          (.09)          (.12)
   Cumulative effect of change in
     accounting for income taxes.........            --                --            --            --            .18
                                           ------------      ------------  ------------  ------------   ------------
   Net income............................  $       2.40 (A)  $       7.14  $       2.13  $       5.85   $       2.85
                                           ============      ============  ============  ============   ============
   Weighted-average common shares
     outstanding and effect of dilutive
     securities (000's omitted)..........        21,954            25,152        27,422        27,854         27,913
                                           ============      ============  ============  ============   ============
Shareholders' equity.....................  $      38.21      $      35.65  $      28.16  $      25.88   $      20.19
                                           ============      ============  ============  ============   ============
Cash dividends declared..................  $        .24      $        .24  $        .24  $        .24   $        .24
                                           ============      ============  ============  ============   ============

(A) Earnings per share amounts include $ .56 per share attributable to one-time restructuring charge, net of income taxes.

                                                                           December 31,
                                             -----------------------------------------------------------------------
                                                  1997          1996          1995           1994          1993
                                             --------------  ------------  ------------  ------------   ------------
                                                                        ($000's omitted)
BALANCE SHEET DATA:
House and land inventories...............    $    1,141,952  $  1,017,262  $    859,735  $    752,369   $   567,187
Total assets.............................         2,150,765     1,985,141     2,047,515     1,941,355     3,810,890
Total long-term indebtedness.............           650,169       541,505       743,828       714,645     1,354,617
Shareholders' equity.....................           812,837       829,273       761,003       710,589       556,314
                                                                     Year Ended December 31,
                                               ---------------------------------------------------------------------
                                                   1997          1996          1995           1994          1993
                                               ------------  ------------  ------------  ------------   ------------
OTHER DATA:
Domestic homebuilding operations:
   Total markets, at year end............                41            41            39            32            26
   Total active communities, at year end.               396           392           351           294           239
   Total settlements - units.............            15,322        14,613        12,445        11,142         9,798
   Total net new orders - units..........            15,488        14,339        13,820        10,561        10,250
   Backlog units, at year end............             3,614         3,448         3,662         2,287         2,868
   Average unit selling price............      $    162,000  $    159,000  $    155,000  $    147,000   $   139,000
   Gross profit margin...................             14.9%         14.8%         14.5%         15.4%         15.3%

Pulte and Pulte-affiliate
 settlements - units:
   Domestic..............................            15,322        14,613        12,445        11,142         9,978
   Mexico joint ventures.................             1,651           415           651           313             -
   Retail manufactured housing...........                75            60            11             -             -
                                               ------------  ------------  ------------  ------------   -----------
     Total Pulte and Pulte-affiliate
       settlements - units...............            17,048        15,088        13,107        11,455         9,798
                                               ============  ============  ============  ============   ===========

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

A summary of the Company's operating results by business segment for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                           Year Ended December 31,
                                                                   -----------------------------------------
                                                                       1997           1996           1995
                                                                   ----------      ----------      ---------
Pre-tax income (loss), before restructuring costs:
    Homebuilding operations...................................     $  128,401      $  114,061      $  84,462
                                                                   ----------      ----------      ---------
    Financial Services operations:
      Mortgage banking........................................          7,566           3,360         13,930
      Financing activities....................................           (116)         11,330          4,506
                                                                   ----------      ----------      ---------
      Total Financial Services................................          7,450          14,690         18,436
                                                                   ----------      ----------      ---------
    Corporate.................................................        (34,876)        (26,288)       (20,874)
                                                                   ----------      ----------      ---------
Income from continuing operations before income taxes
    and restructuring costs...................................        100,975         102,463         82,024
Restructuring costs...........................................         20,000              --             --
                                                                   ----------      ----------      ---------
Income from continuing operations before income taxes.........         80,975         102,463         82,024
Income taxes .................................................         31,175          39,252         33,185
                                                                   ----------      ----------      ---------
Income from continuing operations............................          49,800          63,211         48,839
Income from discontinued operations...........................          2,961         116,432          9,507
                                                                   ----------      ----------      ---------
Net income....................................................     $   52,761      $  179,643      $  58,346
                                                                   ==========      ==========      =========
Per share data - assuming dilution:
    Income from continuing operations before restructuring
      costs, net of income taxes..............................     $     2.83      $     2.51      $    1.78
    Restructuring costs, net of income taxes..................           (.56)             --             --
                                                                   ----------      ----------      ---------
    Income from continuing operations.........................     $     2.27      $     2.51      $    1.78
    Income from discontinued operations.......................            .13            4.63            .35
                                                                   ----------      ----------      ---------
    Net income................................................     $     2.40      $     7.14      $    2.13
                                                                   ==========      ==========      =========

A comparison of pre-tax income (loss) for the years ended December 31, 1997, 1996 and 1995 is as follows:

o Pre-tax income, before restructuring costs, of the Company's 1997 homebuilding operations increased $14,340, or 13%, over 1996 which had reflected an increase in pre-tax income of $29,599, or 35%, from 1995 levels. These increases were primarily the result of greater volume of unit settlements over each previous year, coupled with improvements in gross profit margin, partially offset by leveraged increases in selling, general and administrative expenses.

o Pre-tax income, before restructuring costs, of the Company's mortgage banking operations increased $4,206, or 125%, during 1997. This is due to lower operating expenses resulting from the conversion to centralized loan processing during 1996. Results for 1995 include $10,148 of gains from sale of core servicing rights; no sales occurred during 1996.

o Pre-tax income, before restructuring costs, of the Company's financing activities decreased $11,446 during 1997. This is due to gains from the sale of collateral during 1996. No such sales occurred in 1997. The $6,824 increase in pre-tax income in 1996 over 1995 relates to the amount of gains recognized from the sales of collateral.

o Pre-tax loss, before restructuring costs, from corporate operations for 1997 increased $8,588 over 1996 principally as a result of higher net interest expense. In 1996, pre-tax loss from corporate operations increased $5,414 due to higher interest expense and increased expenses associated with the Company's strategic operating initiatives.

o During 1997, the Company recorded a one-time restructuring charge of $20,000 associated with its corporate reorganization. This charge was to cover costs associated with severance, asset impairment and other charges.

o Income from discontinued operations increased during 1996 as a result of recognizing $110,000 of tax benefits associated with net operating losses.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Restructuring:

Since 1994, the Company's domestic homebuilding operations had been organized as four operating companies, Pulte Home North, South, Central and West. This organization enabled the Company to pursue its desired level of geographic growth and market penetration. It also allowed the Company to facilitate corporate direction, capital allocation, and risk management policies, while allowing it to remain close to its customers. During early 1997, the Company combined Pulte Home North and South, creating Pulte Home East, to provide additional overhead leverage.

During August 1997, the Company announced that it was reorganizing its corporate operations to enable the Company to take better advantage of its size, talent base and competitive strengths. The reorganization was designed to accomplish the following:

o Strengthen management focus on key customer groups and generate increased operating efficiencies.

o Create a new position of Executive Vice President and Chief Operating Officer with responsibility for all of the Company's homebuilding operations.

o Replace the Company's existing homebuilding structure comprised of three geographically-based operating companies with a structure focused more closely on specific customer segments: domestic homebuilding, Active Adult (mature buyer), and international.

o Evaluate and strategically deploy capital investment in homebuilding operations.

o Structure the Company's mortgage banking operations to better support homebuilding operations and improve operating performance.

o   Right-size the workforce on a company-wide basis.

In conjunction with this reorganization, a pre-tax charge of $20,000 was recorded during the fourth quarter. This charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.56 per diluted share.

The following table displays the status of the liabilities accrued for the corporate restructuring as of December 31, 1997.

                                                                  1997 Reserve Uses
                                             Original       ------------------------------      Balance at
Type of Cost                                  Reserve           Cash            Non-cash        December 31
------------                              -------------     -------------    -------------     ------------
Homebuilding operations:
   Employee separation and other          $       6,900     $        (843)   $          --     $       6,057
   Asset impairments                              7,000                --           (7,000)                -
   Other                                            900                --               --               900
                                          -------------     -------------    -------------     -------------
                                                 14,800              (843)          (7,000)            6,957
                                          -------------     -------------    -------------     -------------
Mortgage Banking operations:
   Employee separation and other                  1,787              (610)              --             1,177
   Other                                            313               (33)              --               280
                                          -------------     -------------    -------------     -------------
                                                  2,100              (643)              --             1,457
                                          -------------     -------------    -------------     -------------
Corporate:
   Employee separation and other                  3,100               (74)            (496)            2,530
                                          -------------     -------------    -------------     -------------
                                          $      20,000     $      (1,560)   $      (7,496)    $      10,944
                                          =============     =============    =============     =============

It is anticipated that a substantial portion of the remaining accrual for restructuring costs will be utilized during 1998. The Company believes that, beginning in 1998, it will realize annual savings of approximately $10,000 as a result of the implementation of the restructuring plan.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

The following table presents selected data for Pulte for the years ended December 31, 1997, 1996 and 1995:

                                                                         Year Ended December 31,
                                                                  ----------------------------------------
                                                                      1997          1996          1995
                                                                  -----------    -----------   -----------
Unit settlements:
     Pulte Home East...................................                 7,550          7,007         5,591
     Pulte Home Central................................                 4,385          4,589         4,403
     Pulte Home West...................................                 3,387          3,017         2,451
                                                                  -----------    -----------   -----------
                                                                       15,322         14,613        12,445
                                                                  ===========    ===========   ===========
Net new orders - units:
     Pulte Home East...................................                 7,492          7,128         6,243
     Pulte Home Central................................                 4,421          4,282         4,943
     Pulte Home West...................................                 3,575          2,989         2,634
                                                                  -----------    -----------   -----------
                                                                       15,488         14,399        13,820
                                                                  ===========    ===========   ===========
Net new orders - dollars...............................           $ 2,527,000    $ 2,313,000   $ 2,149,000
                                                                  ===========    ===========   ===========
Backlog at December 31 - units:
     Pulte Home East...................................                 1,715          1,773         1,652
     Pulte Home Central................................                 1,016            980         1,287
     Pulte Home West...................................                   883            695           723
                                                                  -----------    -----------   -----------
                                                                        3,614          3,448         3,662
                                                                  ===========    ===========   ===========
Backlog at December 31 - dollars.......................           $   644,000    $   596,000   $   602,000
                                                                  ===========    ===========   ===========
Revenues...............................................           $ 2,479,171    $ 2,319,734   $ 1,934,403
Cost of sales..........................................            (2,110,532)    (1,975,826)   (1,653,567)
Selling, general and administrative expenses...........              (227,480)      (215,300)     (183,564)
Interest (A)...........................................               (18,503)       (17,216)      (13,106)
Other income, net......................................                 5,745          2,669           296
                                                                  -----------    -----------   -----------
Pre-tax income before restructuring costs..............           $   128,401    $   114,061   $    84,462
Restructuring costs....................................               (14,800)            --            --
                                                                  ------------   -----------   -----------
Pre-tax income.........................................           $   113,601    $   114,061   $    84,462
                                                                  ===========    ===========   ===========
Average sales price....................................           $       162    $       159   $       155
                                                                  ===========    ===========   ===========

Note (A):  The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.


      The following is a summary of the number of communities active as of each respective date:

       December 31, 1997................................           396
       September 30, 1997...............................           423
       June 30, 1997....................................           428
       March 31, 1997...................................           406
       December 31, 1996................................           392


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Pulte conducts its domestic homebuilding operations through 40 markets located throughout 25 states, as well as Puerto Rico, which are organized into nine geographic regions. No one individual market operation represented more than 10% of total Pulte net new orders, unit settlements or revenues during 1997.

Net new orders for 1997 increased for the eighth consecutive year to a Company-record 15,488 units, an 8% increase over 1996's 14,399 unit orders. Strong contributions to net new order growth were noted during 1997 from Pulte markets in its Southeast, Texas, Southwest and California regions, partially offset by declines in its Mid-Atlantic and Florida regions. Approximately one-half of this increase in net new orders is attributable to Pulte's Canterbury Communities in the Southeast and Southwest. Canterbury Communities is Pulte's site-built, affordable housing product offering. Net new orders for 1996 increased 4% (to 14,399 units) over 1995's level which, in turn, had increased 31% over the previous year's net new orders. This result is attributable to increased net new orders for Pulte markets located in its Florida (up 29%), Southeast (up 51%) and Southwest (up 24%) regions, offset by a 38% decline in net new orders in markets in its Midwest region. Units in backlog at December 31, 1997, increased 5% to 3,614 units from 3,448 units at December 31, 1996, while sales value in backlog ($644,000) increased 8% over the year earlier period ($596,000). This compares with 3,662 units ($602,000) at December 31, 1995.

Unit settlements increased 5% to 15,322 units during 1997. This follows a 17% increase in units settled during 1996 over 1995. Pulte regions contributing significantly to 1997's increased unit settlements were Southeast, Southwest, California and Great Lakes. Contributions from these regions were muted somewhat by the performance of Pulte's Mid-Atlantic, Midwest and Florida regions. Approximately one-half of this increase in unit settlements is attributable to Pulte's Canterbury Communities in the Southeast and Southwest. During 1996, strong contributions in unit settlement growth were noted in Pulte's Florida, Southeast, Southwest, Texas, California and Great Lakes regions, as well as from its Active Adult product offerings. During 1996, unit settlements were supported by the brisk net new order pace established in the latter half of 1995 which carried through the first four months of 1996. Revenues also increased during 1997 to $2,479,171, a 7% increase over 1996 revenues which, in turn, had increased 20% over 1995 revenues. The average home sales price increased from $155 in 1995 to $159 in 1996 and $162 in the current year.

Gross margins improved to 14.9% in 1997 from 14.8% in 1996 and 14.5% in 1995. The improvement in gross margins from 1996 to 1997 and 1995 to 1996 is due in part to Pulte's ongoing process improvement initiatives focused on lowering house costs through improved operational efficiencies. Additionally, during 1995, gross margins were negatively impacted by competitive market conditions and excess industry inventory levels. The level of demand for new housing experienced during the latter half of 1995 and the first four months of 1996 resulted in improved gross margins for units settled during 1996 as compared to 1995. Pulte anticipates that it will continue to realize gross margin improvement as the benefits of its efforts in materials supply chain management and in streamlining of operational processes begin to have a more pronounced effect on each of its market operations.

Selling, general and administrative expenses increased from $215,300 for the year ended December 31, 1996, to $227,480 for the year ended December 31, 1997. This represents an increase of 6% on an absolute dollar basis. However, as a percentage of sales, 1997 overhead decreased to 9.2%, a 10 basis point improvement over 1996 and a 30 basis point improvement over 1995. Pulte anticipates that it will continue to improve overhead leverage as a result of the reorganization of its homebuilding operations during 1997.

Other income, net, includes gains on land sales, the pre-tax results of Builders' Supply & Lumber Co., Inc. (BSL) and other homebuilding-related expenses. For 1997, the increase in other income, net, from 1996 was principally the result of a $4,200 improvement in the operating results of BSL, approximately $2,900 of proceeds from the settlement of certain litigation, and a $1,700 net increase in profits from land sales reduced by nearly $6,700 relating to asset impairment adjustments taken on under-performing projects. The increase in other income, net, for 1996 over 1995 resulted from increased profits on land sales during the year.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

In addition, as previously discussed, during the fourth quarter of 1997 the Company incurred a one-time restructuring charge associated with reorganizing its business operations. Restructuring costs of $14,800 charged to homebuilding operations includes $6,900 of employee separation and other costs, $7,000 of asset impairment adjustments and pre-acquisition cost and land option deposit write-offs for active or proposed communities which are to be exited and $900 of other costs, principally associated with office lease cancellations.

Information related to interest in inventory is as follows:

                                                            Year Ended December 31,
                                                   ------------------------------------------
                                                      1997            1996           1995
                                                   -----------    -----------     -----------
Interest in inventory at beginning of year......   $    12,846    $    12,261     $     8,053
Interest capitalized............................        20,376         17,801          17,314
Interest expensed...............................       (18,503)       (17,216)        (13,106)
                                                   -----------    -----------     -----------
Interest in inventory at end of year............   $    14,719    $    12,846     $    12,261
                                                   ===========    ===========     ===========

On February 13, 1998, the Company announced that it had entered into an agreement to sell BSL. No significant gain or loss is expected from the sale. This all-cash sale is subject to financing and other customary conditions and is expected to close during the first quarter of 1998.

Financial Services Operations:

Mortgage Banking Operations:

During the first quarter of 1997, the Company changed the name of its mortgage banking operation from ICM Mortgage Corporation to Pulte Mortgage Corporation (Pulte Mortgage). The following table presents selected production data for Pulte Mortgage:

                                          Years Ended December 31,
                                    ------------------------------------
                                       1997         1996         1995
                                    ----------   ----------   ----------
Total originations:
     Loans ......................       10,167       10,709       11,234
                                    ==========   ==========   ==========
     Principal ..................   $1,256,000   $1,278,000   $1,270,000
                                    ==========   ==========   ==========
Funded originations:
     Loans ......................        9,377        9,947        9,820
                                    ==========   ==========   ==========
     Principal ..................   $1,146,000   $1,168,000   $1,084,000
                                    ==========   ==========   ==========
Originations for Pulte customers:
     Loans ......................        7,597        7,194        6,058
                                    ==========   ==========   ==========
     Principal ..................   $  960,000   $  895,000   $  731,000
                                    ==========   ==========   ==========

Mortgage origination volume for 1997 decreased 2% from the previous year. This follows a relatively flat performance during 1996 from 1995 levels. However, Pulte Mortgage's continued emphasis on capturing a higher percentage of Pulte unit settlements in their common markets has resulted in a 7% increase in mortgage origination volume for Pulte customers during 1997 and a 31% increase in similar origination volume since 1995. Pulte customers represented over 81% of all funded mortgages originated by Pulte Mortgage during 1997. This compares with 72% and 62% for 1996 and 1995, respectively.

On July 1, 1995, Pulte Mortgage adopted Statement of Financial Accounting Standards (SFAS) No. 122, Accounting for Mortgage Servicing Rights, which requires a mortgage banking enterprise to recognize as separate assets the servicing rights for mortgage loans regardless of the manner in which those servicing rights are acquired. A mortgage banking enterprise that acquired mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained, must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking Operations (continued):

The effect of this allocation results in a lower cost basis for the mortgage loan resulting in a larger gain when the loan is sold. Effective January 1, 1997, SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, superseded SFAS No. 122 with no material impact on the financial statements.

During 1997, pricing and marketing gains decreased $107 compared to 1996, while 1996 saw an increase of $9,269 over 1995. The decrease in 1997 was due to lower volume of servicing retained originations as compared with 1996 while the increase in 1996 was due to higher volume of servicing retained originations as compared with 1995. During 1995, prior to the adoption of SFAS No. 122, Pulte Mortgage recorded pre-tax gains on sales of its core mortgage servicing portfolio of $10,148. In addition, as part of its normal operations, Pulte Mortgage recorded gains on sales of non-core mortgage servicing rights of $9,566 during 1995. The sale of the core mortgage servicing portfolio and the ongoing sale of servicing rights on a flow basis are the result of repositioning Pulte Mortgage to concentrate on its primary business of providing mortgage financing for Pulte's homebuyers. Pulte Mortgage expects to continue to sell mortgage servicing rights as part of its normal operations on a three to five month lag from the time of origination.

Servicing fee income for 1997 decreased to $750 from $926 in 1996 due to the lower volume of servicing retained originations in 1997. Servicing fee income decreased $505 during 1996 from 1995 primarily as a result of the sales of core mortgage servicing portfolio discussed above. Mortgage origination fees increased $235 or 7% during 1997 as a result of increases in miscellaneous fees charged for originated loans. Mortgage origination fees decreased $1,092 or 24% during 1996 due to a decrease in the amount of non-funded originations compared with the previous year.

Net interest income decreased $1,274 during 1997 as compared with 1996, and by $816 in 1996 as compared to 1995. These declines are primarily due to dividends in excess of current earnings paid by Pulte Mortgage to its parent, Pulte, throughout 1997, 1996 and 1995, and a flattening of the yield curve during 1997.

During 1997, Pulte Mortgage's operating expenses, excluding $2,100 of restructuring costs (primarily employee separation and other costs), decreased $5,290, or 23%, from 1996. These reductions of expenses are the result of Pulte Mortgage's centralization of its mortgage underwriting, processing and closing functions in Denver, Colorado, through implementation of a mortgage operations center (MOC) during 1996. Additionally, during 1997, Pulte Mortgage began a centralized telephone loan officer concept which moved the loan officers from field branches to a mortgage applications center (MAC) located in Denver. Thus, the principal field contacts for the mortgage customers are Pulte's sales representatives who forward the loan application to the MAC. The MAC loan officer calls the customer to complete the loan application and then forwards it to the MOC for processing. Pulte Mortgage believes that this new process will speed up the loan approval process while lowering its total cost from application to closing. During 1997, three markets were transferred to the MAC.

In 1995, Pulte Mortgage acquired a minority ownership interest in a Mexican mortgage banking company, Su Casita. Su Casita is a limited purpose financial institution under Mexican law, licensed to originate and service home mortgage loans. Pulte Mortgage's investment was made to facilitate the Company's homebuilding joint ventures in Mexico. For 1997, Pulte Mortgage's equity in the earnings of Su Casita was $557, of which $503 represented operating earnings and $54 represented its share of foreign currency gains. During 1996, Pulte Mortgage's equity in the earnings of Su Casita was $225. At December 31, 1997, Pulte Mortgage's investment in Su Casita approximated $1,500.

At December 31, 1997, loan application backlog was $294,000 compared with $246,000 at December 31, 1996 and $334,000 at December 31, 1995.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Other Financial Subsidiaries

PFCI's pre-tax operating income decreased $11,446 during 1997 over the prior year. This decrease was primarily the result of the 1996 recognition of gains on sales of collateral aggregating $11,069; no such sales occurred during 1997. In addition, 1996's pre-tax income benefited from the reversal of a provision for foreclosure-related losses of $1,078. Pre-tax operating income for 1996 increased $6,824 from 1995. This increase was primarily the result of gains on sales of collateral which aggregated $11,069 during 1996 as compared to $4,003 in 1995.

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

The following table presents corporate results of operations for the years ended December 31, 1997, 1996 and 1995:

                                                                 Year Ended December 31,
                                                          ------------------------------------
                                                              1997         1996         1995
                                                          -----------  -----------  ----------
Net interest expense...............................       $    14,079  $     6,055  $    1,000
Other corporate expenses, net......................            20,797       20,233      19,874
                                                          -----------  -----------  ----------
Loss before income taxes and restructuring costs...            34,876       26,288      20,874
Restructuring costs................................             3,100           --          --
                                                          -----------  -----------  ----------
Loss before income taxes...........................       $    37,976  $    26,288  $   20,874
                                                          ===========  ===========  ==========

The increased loss for 1997 as compared with 1996 is due primarily to increased net interest expense as a result of the utilization of approximately $174,000 of available funds and, to a lesser extent, draws on the Company's unsecured revolving credit arrangement to reacquire nearly 6.2 million shares of the Company's common stock during 1996 and the first four months of 1997. In addition, as discussed above, during the fourth quarter of 1997 the Company incurred a one-time charge associated with restructuring its business operations. The restructuring charge of $3,100 included in the Corporate business segment primarily relates to cost of employee severance. The increased loss for 1996 as compared with 1995 is due to greater net interest expense as a result of the issuance of $125,000 of 7.3% unsecured Senior Notes in the fourth quarter of 1995 and additional administrative expenses related to the Company's strategic operating initiatives, partially offset by a decrease in the loss recognized from the Company's Mexico operations primarily as a result of the stabilization of the Mexican Peso.

On October 8, 1997, the Company and Fleetwood Enterprises, Inc. (Fleetwood) announced that they would jointly form a new corporation, Expression Homes, that would own and operate manufactured housing retail centers. However, dramatic changes occurred in the manufactured housing industry associated with the rapid consolidation of retail distribution. The rapid pace with which retailers were being acquired, and the resulting increase in the cost of these businesses, made it more difficult for Expression Homes to meet the Company's objectives with regards to market penetration and financial returns. Accordingly, on February 17, 1998, Fleetwood agreed to acquire the Company's 51% ownership interest in Expression Homes and the Company's retail manufactured housing sales center in Raleigh, North Carolina. The sale is anticipated to close during the first quarter of 1998. The Company currently anticipates recognizing a pre-tax gain from this sale in the range of approximately $4,000 to $6,000.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Pulte conducts its Mexico homebuilding operations through three joint venture investments owned by a foreign subsidiary. In January 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $2,000 as of December 31, 1997. The Company intends to liquidate the Monterrey assets in the normal course of business. The Company's Juarez joint venture is currently developing communities in the cities of Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros. Additionally, during 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with Delphi Automotive Systems, a division of General Motors Corporation (GM) and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc.
(Sony). The Company's Juarez joint venture realized its first unit settlements under the GM contract during the fourth quarter of 1997. The Company's net investment in the Juarez joint venture approximated $25,000 as of December 31, 1997. Also during 1996, the Company entered into a joint venture to build 20 middle income housing units in Mexico City, all of which are sold, but 17 units remain to close during the first quarter of 1998. The Company's net investment in this joint venture approximated $600 as of December 31, 1997.

During 1997, the Company recorded a loss of $1,700 related to its Mexico operations, as compared with losses of $1,700 and $5,800 in 1996 and 1995, respectively. Included in such results is the Company's share of joint venture foreign currency losses which amounted to $600, $100 and $2,300 for the years ended December 31, 1997, 1996 and 1995, respectively. The $1,100 operating loss sustained in 1997 was principally the result of increased overhead levels necessitated by the increase in development activity associated with performance under the housing agreements with GM and Sony.

In November 1997, the Company entered into a fixed-price agreement with Minera Escondida Limitada, a Broken Hill Proprietary Company subsidiary, to manage the construction of approximately 800 employee residential units in two phases in Antofagasta, Chile. This project represents the Company's entry into the Chilean market, and allows it to participate with another large, international company. The Company accounts for the operating results of this project using percentage of completion. The Company's net investment in this project, maintained within a wholly-owned foreign subsidiary, approximated $900 at December 31, 1997.

Discontinued Operations:

For the years ended December 31, 1997, 1996 and 1995, discontinued thrift operations resulted in income of $2,961 (including income tax benefit of $2,356), $6,432 (including income tax benefit of $1,076) and $9,507 (net of income taxes of $157), respectively. Additionally, during 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded.

Liquidity And Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities decreased from $64,225 in 1996 to $35,174 in 1997. This is principally due to a decrease in the level of net cash investment in inventories as compared to 1996. Net cash provided by investing activities decreased from $207,582 in 1996 to $7,969 in 1997 primarily as a result of reduced net proceeds from the sale of mortgage-backed securities of PFCI. The Company's net cash from financing activities increased from a use of cash of $245,959 in 1996 to a source of cash of $82,736 in 1997. This resulted from an approximately $173,000 decrease in the amount of PFCI's mortgage-backed bonds redeemed during 1997 and an increase in new borrowings during 1997, primarily due to the issuance of $150,000 of unsecured Senior Notes in the fourth quarter of 1997.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity And Capital Resources:

Continuing Operations:

At December 31, 1997, the Company had cash and equivalents of $245,156 and total long-term indebtedness of $650,169. The Company's total indebtedness includes $487,303 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte non-recourse and recourse debt of $37,192 and $30,427, respectively, $35,420 of First Heights' advances, $37,413 of mortgage-backed bonds payable for PFCI and $9 of capital lease obligations for Pulte Mortgage. In October 1997, pursuant to the universal shelf registrations filed in September 1995 and October 1997, the Company issued $150,000, 7.625% unsecured Senior Notes, due 2017, which are guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. The Company used a portion of the net proceeds of the sale of the Senior Notes to repay the outstanding borrowings under its unsecured revolving credit facility which bore a variety of floating interest rates. The remaining net proceeds from the sale of the Senior Notes were added to the Company's general funds to be used for general corporate purposes which may include, but are not limited to, capital contributions to the Company's subsidiaries to strengthen such subsidiaries' continuing operations and to fund acquisitions.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $240,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at December 31, 1997, consisted of $20,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. Over the next twelve months, management anticipates that homebuilding and corporate working capital requirements, as well as cash payments associated with the Company's restructuring, will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had a maximum borrowing of $126,000 under its $240,000 unsecured revolving credit facility during 1997. There was no outstanding balance at December 31, 1997. Pulte Mortgage provides mortgage financing for many of Pulte's home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at December 31, 1997, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $128,170 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at December 31, 1997. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

In the fourth quarter of 1994, the Company initiated a share repurchase program with the intention of enhancing shareholder value by utilizing excess corporate capital to acquire its shares at favorable prices and increasing leverage. As of the date of the most recent share reacquisition, April 16, 1997, the Company had utilized in excess of $188,000 of available cash and, to a lesser extent, funds drawn on its unsecured revolving credit facility to reacquire 6,847,800 shares, or nearly 25% of the common stock outstanding prior to the inception of this program. Management does not anticipate making additional share repurchases in the foreseeable future.

Discontinued Operations:

Since its acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FRF are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating with the FDIC and is involved in litigation with the FDIC. Although there is no certainty as to the time of resolution of these matters, the Company believes that they might be resolved within the next twelve months. At December 31, 1997, the Company had a remaining investment in First Heights of approximately $26,100.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance

An integral part of our operating strategy is to provide Pulte management and employees the information systems needed to support the Company's current operations and future growth. Investments totaling $4,600 and $3,200 in 1997 and 1996, respectively, have resulted in substantial progress toward the goal of developing an integrated set of systems to support marketing, land and product development, home sales, construction, service, and comprehensive financial management. The Company anticipates that it will invest approximately an additional $7,000 in the development and implementation of its management information systems in 1998.

A critical component of this integrated systems effort involves replacement of the Company's existing accounting system, which will substantially resolve its Year 2000 exposure as well as significantly enhance the financial management capabilities of its operational managers. Investment in this financial component includes Year 2000 compliant accounting software package selection and licensing amortization. The Company expects to complete system development and pilot implementation, with enterprise-wide roll out scheduled for completion in early 1999. The Company has evaluated all essential homebuilding supplier/contractor relationships and has concluded that there are no significant risks associated with Year 2000 issues impacting operations. The Company's mortgage banking operation has also completed a comprehensive Year 2000 risk assessment for both internal information systems and external relationships. Plans are being implemented to bring all critical information systems into compliance. The Company does not expect the cost for such compliance to have a material impact on operating results or financial condition. In 1997, the Company also completed implementation of a company-wide telecommunications network to enhance sharing of timely business information across all markets and provide the pathway for future operational support of the integrated systems strategy. All components of this new information technology environment are fully compliant with Year 2000 processing requirements. Taken together, the Company believes that its substantial past and current investments in these information technology initiatives will provide the foundation necessary to support and enhance operations in the years to come.

In October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) approved Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP would require internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. In its effort to develop the systems discussed above, the Company has expensed similar costs to operations as they have been incurred. In December 1997, AcSEC received clearance from the Financial Accounting Standards Board to issue SOP 98-1 subject to certain proposed changes. AcSEC expects to issue the final SOP during March 1998 with adoption allowed on a prospective basis, applicable to costs incurred after January 1, 1998. The Company has not yet determined what impact this SOP might have upon its adoption. However, the Company does not expect that adoption of this SOP will have a material effect on the financial position or results of operations of the Company.

Special Notes Concerning Forward-looking Statements:

Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "Restructuring", contains certain forward-looking statements relating to the possible impact of a one-time restructuring charge. These forward-looking statements are based on current expectations and include various assumptions. Such assumptions principally relate to achieving estimated cost reductions as a result of realigning senior operating and corporate staff roles and responsibilities while maintaining work flow in the areas affected. The failure of such assumptions to be realized may cause the actual restructuring charge and annual cost savings to differ materially from the estimates set forth herein.

As an additional cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              PULTE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                     ($000's omitted, except share data)

                                    ASSETS

                                                                                 1997                 1996
                                                                             -----------          -----------
Cash and equivalents.................................................        $   245,156          $   189,625
Unfunded settlements.................................................             69,768               73,896
House and land inventories...........................................          1,141,952            1,017,262
Mortgage-backed and related securities...............................             39,467               47,113
Residential mortgage loans and other securities available-for-sale...            185,018              170,443
Other assets.........................................................            249,125              215,040
Deferred income taxes................................................            109,339              127,686
Discontinued operations..............................................            110,940              144,076
                                                                             -----------          -----------
                                                                             $ 2,150,765          $ 1,985,141
                                                                             ===========          ===========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and accrued liabilities, including book overdrafts
      of $84,623 and $85,827 in 1997 and 1996, respectively..........        $   497,733          $   439,578
   Collateralized short-term debt, recourse solely to applicable
      subsidiary assets..............................................            162,707              154,136
   Mortgage-backed bonds, recourse solely to applicable subsidiary
      assets.........................................................             37,413               45,304
   Income taxes......................................................             13,001               12,930
   Subordinated debentures and senior notes..........................            546,900              391,175
   Discontinued operations...........................................             80,174              112,745
                                                                             -----------          -----------
      Total liabilities..............................................          1,337,928            1,155,868
                                                                             -----------          -----------
Shareholders' Equity:
   Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares authorized,
      21,272,530 and 23,261,655 shares issued and outstanding at
      December 31, 1997 and 1996, respectively ......................                213                  233
   Additional paid-in capital........................................             61,835               57,516
   Unrealized gains on securities available-for-sale, net of income
      taxes of $1,056 and $982 in 1997 and 1996, respectively........              1,687                1,474
   Retained earnings.................................................            749,102              770,050
                                                                             -----------          -----------
      Total shareholders' equity.....................................            812,837              829,273
                                                                             -----------          -----------
                                                                             $ 2,150,765          $ 1,985,141
                                                                             ===========          ===========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1997, 1996 and 1995
                   ($000's omitted, except per share data)

                                                                             1997         1996         1995
                                                                         -----------  -----------  -----------
Revenues:
    Homebuilding.....................................................    $ 2,479,171  $ 2,319,734  $ 1,934,403
    Mortgage banking and financing:
      Interest and other.............................................         34,038       50,197       54,391
      Gain on sale of servicing......................................             --           --       19,714
    Corporate, principally interest..................................         10,782       14,352       20,632
                                                                         -----------  -----------  -----------
                    Total revenues...................................      2,523,991    2,384,283    2,029,140
                                                                         -----------  -----------  -----------
Expenses:
    Homebuilding, principally cost of sales..........................      2,350,770    2,205,673    1,849,941
    Mortgage banking and financing, principally interest ............         26,588       35,507       55,669
    Corporate, net...................................................         45,658       40,640       41,506
    Restructuring costs..............................................         20,000           --           --
                                                                         -----------  -----------  -----------
                    Total expenses...................................      2,443,016    2,281,820    1,947,116
                                                                         -----------  -----------  -----------
Income from continuing operations before income taxes ...............         80,975      102,463       82,024
Income taxes ........................................................         31,175       39,252       33,185
                                                                         -----------  -----------  -----------
Income from continuing operations....................................         49,800       63,211       48,839
Income from discontinued operations..................................          2,961      116,432        9,507
                                                                         -----------  -----------  -----------
Net income...........................................................    $    52,761  $   179,643  $    58,346
                                                                         ===========  ===========  ===========
Per share data:
    Basic:
      Income from continuing operations..............................    $      2.29  $      2.54  $      1.80
      Income from discontinued operations............................           0.14         4.67          .35
                                                                         -----------  -----------  -----------
      Net income.....................................................    $      2.43  $      7.21  $      2.15
                                                                         ===========  ===========  ===========
    Assuming dilution:
      Income from continuing operations..............................    $      2.27  $      2.51  $      1.78
      Income from discontinued operations............................            .13         4.63          .35
                                                                         -----------  -----------  -----------
      Net income.....................................................    $      2.40  $      7.14  $      2.13
                                                                         ===========  ===========  ===========
    Cash dividends declared..........................................    $       .24  $       .24  $       .24
                                                                         ===========  ===========  ===========
    Number of shares used in calculation:
      Basic:
         Weighted-average common shares outstanding..................         21,755       24,926       27,074
      Assuming dilution:
         Effect of dilutive securities - stock options...............            199          226          348
                                                                         -----------  -----------  -----------
         Adjusted weighted-average common shares
           and effect of dilutive securities.........................         21,954       25,152       27,422
                                                                         ===========  ===========  ===========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1997, 1996 and 1995
                               ($000's omitted)

                                                           Additional
                                               Common        Paid-in      Unrealized    Retained
                                               Stock         Capital         Gains      Earnings         Total
                                               ------       ---------     ----------    --------         -----
Shareholders' Equity, January 1, 1995       $      275     $    75,595    $       --    $ 634,719      $ 710,589

Exercise of stock options..................          1           2,040            --           --          2,041
Cash dividends declared....................         --              --            --       (6,489)        (6,489)
Change in unrealized gains on securities
   available-for-sale, net of
   income taxes of $5,482..................         --              --         8,223           --          8,223
Stock repurchases..........................         (6)        (11,701)           --           --        (11,707)
Net income ................................         --              --            --       58,346         58,346
                                            ----------     -----------    ----------    ---------      ---------
Shareholders' Equity, December 31, 1995            270          65,934         8,223      686,576        761,003

Exercise of stock options..................          1             894            --           --            895
Cash dividends declared....................         --              --            --       (5,958)        (5,958)
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $4,500...............................         --              --        (6,749)          --         (6,749)
Stock repurchases..........................        (38)         (9,312)           --      (90,211)       (99,561)
Net income.................................         --              --            --      179,643        179,643
                                            ----------     -----------    ----------    ---------      ---------
Shareholders' Equity, December 31, 1996            233          57,516         1,474      770,050        829,273

Exercise of stock options..................          4          10,412            --           --         10,416
Cash dividends declared....................         --              --                     (5,153)        (5,153)
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $74..................................         --              --           213           --            213
Stock repurchases..........................        (24)         (6,093)           --      (68,556)       (74,673)
Net income.................................         --              --            --       52,761         52,761
                                            ----------     -----------    ----------    ---------      ---------
Shareholders' Equity, December 31, 1997     $      213     $    61,835    $    1,687    $ 749,102      $ 812,837
                                            ==========     ===========    ==========    =========      =========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996 and 1995
                               ($000's omitted)


                                                                            1997           1996           1995
                                                                        ----------      ---------       --------
Continuing operations:
Cash flows from operating activities:
    Income from continuing operations.............................      $   49,800      $  63,211       $ 48,839
    Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
      Amortization, depreciation and other........................           7,813          6,747          6,338
      Deferred income taxes.......................................         (14,222)        (9,517)       (11,070)
      Gain on sale of securities..................................              --        (11,069)        (4,003)
      Increase (decrease) in cash due to:
        Inventories...............................................        (124,690)      (157,527)      (107,366)
        Residential mortgage loans available-for-sale.............         (14,576)         7,859        (40,928)
        Other assets..............................................         (37,931)       (64,626)       (35,627)
        Accounts payable and accrued liabilities..................          60,580         59,158         49,939
        Income taxes..............................................          38,052         41,539         38,124
                                                                        ----------      ---------       --------
Net cash used in operating activities.............................         (35,174)       (64,225)       (55,754)
                                                                        ----------      ---------       --------

Cash flows from investing activities:
    Proceeds from exchange of securities held-to-maturity.........              --         12,282         14,114
    Proceeds from sale of securities available-for-sale...........              --        175,686         48,370
    Principal payments on mortgage-backed securities..............           7,933         19,892         47,667
    Decrease in funds held by trustee.............................              17          4,348          1,911
    Other, net....................................................              19         (4,626)         1,035
                                                                        ----------      ---------       --------
Net cash provided by investing activities.........................           7,969        207,582        113,097
                                                                        ----------      ---------       --------

Cash flows from financing activities:
    Payment of long-term debt and bonds...........................          (9,106)      (181,841)      (107,543)
    Proceeds from borrowings......................................         164,183         40,709        200,163
    Repayment of borrowings.......................................              --             --           (470)
    Stock repurchases.............................................         (74,673)       (99,561)       (11,707)
    Dividends paid................................................          (5,153)        (5,958)        (6,489)
    Other, net....................................................           7,485            692          1,338
                                                                        ----------      ---------       --------
Net cash provided by (used in) financing activities...............          82,736       (245,959)        75,292
                                                                        ----------      ---------       --------
Net increase (decrease) in cash and
    equivalents-continuing operations.............................      $   55,531      $(102,602)      $132,635
                                                                        ----------      ---------       --------

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the years ended December 31, 1997, 1996 and 1995
                               ($000's omitted)

                                                                           1997           1996            1995
                                                                        ----------     ----------      ---------
Discontinued operations:
Cash flows from operating activities:
    Income from discontinued operations...........................      $    2,961     $  116,432      $   9,507
    Change in deferred income taxes...............................          32,495        (38,321)        18,280
    Change in income taxes........................................         (34,851)       (72,755)       (18,123)
    Other changes, net ...........................................         (10,257)       (14,218)         7,742

Cash flows from investing activities:
    Purchase of securities available-for-sale.....................         (14,537)       (42,209)       (70,052)
    Principal payments of mortgage-backed securities..............          34,257         43,735         31,857
    Net proceeds from sale of investments and loans...............           3,211          4,514             --
    Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
      receivables.................................................          37,019         37,438         35,929
    Increase in loans receivable..................................              --           (419)            --

Cash flows from financing activities:
    Increase (decrease) in deposit liabilities....................          (2,663)         3,404       (128,542)
    Repayment of borrowings.......................................         (31,560)       (31,560)       (31,560)
    Increase (decrease) in FHLB advances..........................         (16,500)        (6,400)        26,000
                                                                        ----------     ----------    -----------
Net decrease in cash and  equivalents-
    discontinued operations.......................................            (425)          (359)      (118,962)
                                                                        ----------     ----------    -----------
Net increase (decrease) in cash and equivalents...................          55,106       (102,961)        13,673
Cash and equivalents at beginning of year.........................         192,202        295,163        281,490
                                                                        ----------     ----------    -----------
Cash and equivalents at end of year...............................      $  247,308     $  192,202    $   295,163
                                                                        ==========     ==========    ===========
Cash - continuing operations......................................      $  245,156     $  189,625    $   292,227
Cash - discontinued operations....................................           2,152          2,577          2,936
                                                                        ----------     ----------    -----------
                                                                        $  247,308     $  192,202    $   295,163
                                                                        ==========     ==========    ===========
Supplemental disclosure of cash flow information-
    cash paid during the year for:
      Interest, net of amount capitalized:
         Continuing operations....................................      $   19,920      $  25,312    $    27,861
         Discontinued operations..................................           2,590          2,279         11,728
                                                                        ----------      ---------    -----------
                                                                        $   22,510      $  27,591    $    39,589
                                                                        ==========      =========    ===========
      Income taxes................................................      $    5,821      $   7,152    $     6,099
                                                                        ==========      =========    ===========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)

1.  Basis of presentation and segment information

    Basis of presentation

    The consolidated financial statements include the accounts of Pulte Corporation (the "Company"), and all of its significant subsidiaries. The Company's direct subsidiaries consist of Pulte Financial Companies, Inc.
    (PFCI) and Pulte Diversified Companies, Inc. (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights Bank, fsb (First Heights). Pulte Mortgage Corporation (Pulte Mortgage), formerly known as ICM Mortgage Corporation, is a direct subsidiary of Pulte. The Company's continuing operations include its homebuilding (Pulte) and financial services subsidiaries, which include Pulte Mortgage (mortgage banking) and PFCI (financing). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations (see Note
    3).

    The Company's financial reporting segments consist of Homebuilding (Pulte), Financial Services (Mortgage Banking and Financing operations) and Corporate. The Company's homebuilding operations comprise the most substantial part of its business, with over 90% of consolidated revenues contributed by Pulte's homebuilding divisions and subsidiaries. Pulte Mortgage's principal function is providing mortgage financing services for Pulte customers. PFCI, through its subsidiaries, previously engaged in the acquisition of mortgages and mortgage-backed securities financed by the issuance of long-term bonds which are secured by such mortgage loans and mortgage-backed securities. Corporate is comprised of the Company and PDCI, both of which are holding companies. Its primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and to implement and nurture to maturity strategic initiatives centered around new business development and improving operating efficiencies.

    Certain 1996 and 1995 classifications have been changed to conform with the 1997 presentation.


    Segment information

    New Segment Reporting Standard

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's reported segments.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)


    Segment information (continued)

    Homebuilding:

    Homebuilding operations include the homebuilding divisions and subsidiaries of Pulte. These operations consist principally of the construction and sale of detached and attached single-family residential homes in 41 markets within the following geographic areas and Puerto
    Rico:

      Pulte Home East:
         Mid-Atlantic Region      Delaware, Maryland, Massachusetts,
                                  New Jersey, Pennsylvania, Rhode Island,
                                  Virginia
         Southeast Region         Georgia, North Carolina, South Carolina
         Florida Region           Florida

      Pulte Home Central:
         Great Lakes Region       Indiana,  Michigan, Missouri, Ohio, Kansas
         Midwest Region           Illinois, Minnesota, Wisconsin
         Texas Region             Texas

      Pulte Home West:
         Southwest Region         Arizona, Nevada
         Rocky Mountain Region    Colorado, Utah
         California Region        California

                            PULTE HOME CORPORATION
                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1997, 1996 and 1995


                                                                   1997           1996            1996
                                                               -----------     -----------    -----------
Revenues:
Sales (settlements):
   Homebuilding..........................................      $ 2,479,171     $ 2,319,734    $ 1,934,403
   Corporate.............................................            7,182           6,728          1,300
                                                               -----------     -----------    -----------
                                                                 2,486,353       2,326,462      1,935,703
                                                               -----------     -----------    -----------
Costs and expenses:
Homebuilding:
   Cost of sales.........................................        2,110,532       1,975,826      1,653,567
   Selling, general and administrative expenses..........          227,480         215,300        183,564
   Interest (A)..........................................           18,503          17,216         13,106
   Other (income), net...................................           (5,745)         (2,669)          (296)
   Restructuring costs...................................           14,800              --             --
Corporate................................................           11,555          12,207          5,964
                                                               -----------     -----------    -----------
Total costs and expenses.................................        2,377,125       2,217,880      1,855,905
                                                               -----------     -----------    -----------
Income before income taxes ..............................      $   109,228     $   108,582    $    79,798
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

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

                            PULTE HOME CORPORATION
                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS
                                                                        1997              1996
                                                                     -----------      -----------
Current assets:
   Cash and equivalents..........................................    $    46,466      $    71,599
   Unfunded settlements..........................................         69,768           73,896
   Inventories:
     Homes under construction....................................        307,036          285,720
     Models......................................................         35,578           31,321
     Land under development and improved lots....................        799,338          700,221
                                                                     -----------      -----------
   Total inventories.............................................      1,141,952        1,017,262
   Other current assets..........................................        124,509          101,512
                                                                     -----------      -----------
       Total current assets......................................      1,382,695        1,264,269
Investment in unconsolidated mortgage banking subsidiary *.......         11,890           23,425
Land held for sale and future development........................         24,984           37,655
Other assets, net................................................         39,523           39,804
                                                                     -----------      -----------
                                                                     $ 1,459,092      $ 1,365,153
                                                                     ===========      ===========
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes and land contracts payable, principally
       limited recourse..........................................    $    30,427      $    21,438
   Accounts payable..............................................        215,012          195,403
   Accrued liabilities...........................................        144,958          140,639
   Due affiliates*...............................................         61,994          123,451
                                                                     -----------      -----------
      Total current liabilities..................................        452,391          480,931
Long-term debt...................................................         59,597           51,810
                                                                     -----------      -----------
Total liabilities................................................        511,988          532,741
Shareholder's equity*............................................        947,104          832,412
                                                                     -----------      -----------
                                                                     $ 1,459,092      $ 1,365,153
                                                                      ==========       ===========

* Certain intersegment transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)


    Mortgage Banking:

    Pulte Mortgage, a wholly-owned subsidiary of Pulte, is a mortgage bank which arranges financing through the origination of mortgages to both Pulte homebuyers and the general public. It operates generally in the same markets and geographic areas in which Pulte's homebuilding divisions are located. Pulte Mortgage's servicing portfolio aggregated $305,000 and $394,000 at December 31, 1997 and 1996, respectively.


                          PULTE MORTGAGE CORPORATION
                           STATEMENTS OF OPERATIONS
             For the years ended December 31, 1997, 1996 and 1995

                                                            1997         1996          1995
                                                          -------      --------      ---------
Revenues:
   Mortgage servicing and origination fees.........       $ 4,515      $  4,450      $   6,047
   Net gain from sale of mortgages.................        18,205        18,312          9,318
   Interest and other..............................         7,096         8,333          7,845
   Earnings from equity investment.................           557           225             --
   Net gain from sale of servicing rights..........            --            --         19,714
                                                          -------      --------      ---------
      Total revenues...............................        30,373        31,320         42,924
                                                          -------      --------      ---------

Expenses:
   General and administrative......................        17,403        22,693         25,112
   Foreclosure related loss reversals..............            --          (100)          (180)
   Interest........................................         5,404         5,367          4,062
   Restructuring costs.............................         2,100            --             --
                                                          -------      --------      ---------
      Total expenses...............................        24,907        27,960         28,994
                                                          -------      --------      ---------
Income before income taxes.........................       $ 5,466      $  3,360      $  13,930
                                                          =======      ========      =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

                          PULTE MORTGAGE CORPORATION
                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS
                                                                    1997            1996
                                                                 ----------       ---------
Current assets:
   Cash and equivalents.......................................   $    1,082       $   1,469
   Residential mortgage loans available-for-sale..............      185,018         170,443
   Foreclosure related assets, net............................          684             473
   Capitalized servicing rights...............................        4,334           6,122
   Receivables................................................        5,893           4,904
                                                                 ----------       ---------
     Total current assets.....................................      197,011         183,411
Other assets, net.............................................        3,569           3,780
                                                                 ----------       ---------
                                                                 $  200,580       $ 187,191
                                                                 ==========       =========

                    LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes and drafts payable to banks..........................   $  162,707       $ 154,136
   Accounts payable and accrued liabilities...................       25,973           9,522
   Current portion of long-term financing  obligations........            4              98
                                                                 ----------       ---------
     Total current liabilities................................      188,684         163,756
Long-term financing obligations...............................            5              10
                                                                 ----------       ---------
Total liabilities.............................................      188,689         163,766
Shareholder's equity*.........................................       11,891          23,425
                                                                 ----------       ---------
                                                                 $  200,580       $ 187,191
                                                                 ==========       =========

* Certain intersegment transactions and balances are eliminated in consolidation and have no effect on consolidated earnings or equity.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Financing:

    The Company's financing operations are conducted by limited purpose subsidiaries of PFCI. Prior to 1989, PFCI subsidiaries engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. Since 1989, the PFCI subsidiaries have been liquidating their collateral portfolios and related bonds outstanding. At December 31, 1997, one bond series with a principal amount of $37,413 remained outstanding. These bonds are expected to be redeemed, and the related collateral sold, by the end of 1998.

                       PULTE FINANCIAL COMPANIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
             For the years ended December 31, 1997, 1996 and 1995

                                                                    1997          1996          1995
                                                                 ---------     ---------     ---------
Revenues:
  Interest, including amortization of net mortgage
    discounts...........................................         $   3,665     $   8,568     $  27,178
  Gain on sale of mortgage-backed securities and other                  --        10,309         4,003
                                                                 ---------     ---------     ---------
       Total revenues...................................             3,665        18,877        31,181
                                                                 ---------     ---------     ---------
Expenses:
  Interest, including amortization of debt discounts and
    issue costs.........................................             3,688         8,256        26,740
  Foreclosure related loss reversals....................                --        (1,078)         (404)
  General and administrative............................                93           369           339
                                                                 ---------     ---------     ---------
       Total expenses...................................             3,781         7,547        26,675
                                                                 ---------     ---------     ---------
Income (loss) before income taxes.......................         $    (116)    $  11,330     $   4,506
                                                                 =========     =========     =========

                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS
                                                                 1997           1996
                                                               ---------     ---------
Cash and equivalents........................................   $       1     $       2
Funds held by trustee.......................................         977           994
Mortgage-backed securities..................................      39,466        47,113
Accrued interest receivable and other.......................       1,648         1,856
                                                               ---------     ---------
                                                               $  42,092     $  49,965
                                                               =========     =========
                    LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities:
  Bonds payable*............................................   $  37,413     $  45,304
  Accrued liabilities, primarily interest...................       1,733         1,771
                                                               ---------     ---------
Total liabilities...........................................      39,146        47,075
Shareholder's equity**......................................       2,946         2,890
                                                               ---------     ---------
                                                               $  42,092     $  49,965
                                                               =========     =========

 * Bonds payable are the obligations of the applicable PFCI issuer subsidiary; they are neither the obligations of, nor guaranteed by, the Company, PDCI, Pulte, Pulte Mortgage or PFCI. (See Note 6.)

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

    Stock based compensation

    The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, are included in Note 6.

    Foreign investments

    The Company has investments in Mexico which are accounted for using the equity method. Effective for periods ended after October 1, 1996, the Company has remeasured the financial statements of its foreign equity investments from the original functional currency (Peso) to the Company's reporting currency (U.S. Dollar) due to Mexico's highly inflationary economy. Accordingly, the Company translates the assets, liabilities and equity of its foreign equity investments at the rates of exchange in effect at each reporting period. Revenues and expenses are translated using monthly average exchange rates. Gains and losses from (1) translation of the financial statements of the Company's foreign equity investments and (2) foreign currency transactions are included in expense in the accompanying statements of operations. Foreign currency translation and transaction losses aggregated $600, $100 and $2,300 for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, the Company recorded a loss of $1,700 related to its Mexico operations, as compared with losses of $1,700 and $5,800 in 1996 and 1995, respectively. The Company's aggregate net investment in Mexico is approximately $27,600 as of December 31, 1997.

    The Company maintains a foreign subsidiary which is performing under a fixed-price agreement entered into during 1997 with a large, international company to manage the construction of approximately 800 residential units in two phases in Antofagasta, Chile. The Company accounts for the operating results of this project using percentage of completion. The Company's net investment in this foreign subsidiary approximated $900 at December 31, 1997.

    Pulte Mortgage maintains a minority ownership interest in a Mexican mortgage banking company which is accounted for using the equity method of accounting. Pulte Mortgage has also remeasured the financial statements of its foreign equity investment from the original functional currency (Peso) to Pulte Mortgage's reporting currency (U.S. Dollar) due to Mexico's highly inflationary economy. For 1997, Pulte Mortgage's equity in the earnings of its investment was $557, of which $503 represented operating earnings and $54 represented its share of foreign currency gains. During 1996, Pulte Mortgage's equity in the earnings of its investment was $225. At December 31, 1997, Pulte Mortgage's investment approximated $1,500.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Income per share

    In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts, both basic and diluted, are disclosed for all periods presented and, where appropriate, have been restated to conform to the Statement 128 requirements.

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

    The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. The carrying amounts of mortgage-backed bonds approximate their fair values. The bonds are expected to be redeemed during 1998.

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

    Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1997. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

    Advertising Cost

    The Company expenses advertising costs as they are incurred. For the years ended December 31, 1997, 1996 and 1995, the Company incurred advertising costs of approximately $24,700, $21,900 and $18,900, respectively.

    Employee benefits

    The Company maintains the Pulte Corporation Savings and Retirement Plan 401(k) (the "Plan") which covers substantially all of the Company's employees. Company contributions to the Plan are expensed as paid and are based on the employees' years of service. The total Company contributions pursuant to the Plan were approximately $2,200, $2,300 and $2,100 for the years ended December 31, 1997, 1996 and 1995, respectively.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Long-lived assets

    During the first quarter of 1996, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of the provisions of SFAS No. 121 did not have a material effect on the Company's financial position or results of operations for the year ended December 31, 1996.

    Homebuilding:

    Allowance for warranties

    Home purchasers are provided with warranties against certain building defects. Estimated warranty cost is provided in the period in which the sale is recorded.

    Start-up costs

    Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

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

    Sold units are expensed on a specific identification basis as cost of sales. Included in inventories is related interest and property taxes. The Company capitalized interest in the amount of $20,376, $17,801 and $17,314 and expensed to homebuilding interest expense $18,503, $17,216 and $13,106 in 1997, 1996 and 1995, respectively.

    Mortgage Banking:

    Mortgage servicing rights

    The Company conducts its mortgage banking activities through Pulte Mortgage, whose primary business consists of providing residential mortgage loan originations and related services to Pulte customers. In May 1995, the FASB issued SFAS No. 122, Accounting for Mortgage Servicing Rights (Statement 122). Under Statement 122, the costs associated with originating a mortgage loan are to be allocated to the mortgage servicing rights based on its fair value relative to the mortgage loan, as a whole. Accordingly, under SFAS No. 122, the capitalized origination costs of the loan are reduced by the amount allocated to the mortgage servicing rights. Effective January 1, 1997, the Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which superseded SFAS No. 122. There was no material impact on the financial statements as a result of this adoption.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Mortgage servicing rights (continued)

    The consolidated balance sheets include the following amounts of capitalized mortgage servicing rights from originated mortgage loans as of December 31, 1997 and 1996:

                                                   1997           1996
                                                ----------    ----------
    Conventional fixed rate loans.......        $    2,371    $    4,039
    Government fixed rate loans.........             1,200         1,059
    Government variable rate loans......               763         1,024
                                                ----------    ----------
                                                $    4,334    $    6,122
                                                ==========    ==========

    Mortgage loans

    Residential mortgage loans available-for-sale are stated at the lower of cost or aggregate market value. Unamortized net mortgage discounts totaled $1,382 and $1,614 at December 31, 1997 and 1996, respectively. Gains and losses from the sale of mortgage loans are recognized when the loans are sold. Pulte Mortgage hedges its residential mortgage loans available-for-sale by commitments in the cash forward market (see Note
    11). Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

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

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

3.  Discontinued operations

    In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance in connection with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistance Agreement.

    FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $103,010 and $131,579 at December 31, 1997 and 1996, respectively. The notes had a weighted average interest rate of 5.4% and 5.8% at December 31, 1997 and 1996, respectively. The notes are due in September 1998, and bear interest at rates indexed to the Texas Cost of Funds plus a spread. The notes are subject to annual prepayments, which are limited to 10% of the total original note balances. The FSLIC Resolution Fund (FRF) exercised its right to prepay the notes by $31,560 in each year since 1992. The FRF is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

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

    Income from the Company's discontinued thrift operations for the years ended December 31, 1997, 1996 and 1995 is summarized as follows:

                                                           Year Ended December 31,
                                                    ------------------------------------
                                                        1997         1996        1995
                                                    -----------  -----------  ----------
    Discontinued thrift operations...........       $     2,961  $     6,432  $    9,507
    Tax benefit of net operating losses......                --      110,000          --
                                                    -----------  -----------  ----------
                                                    $     2,961  $   116,432  $    9,507
                                                    ===========  ===========  ==========

    Revenues of discontinued operations were $5,077, $12,164 and $20,919 for the years ended December 31, 1997, 1996 and 1995, respectively. For the years ended December 31, 1997, 1996 and 1995, discontinued thrift operations resulted in income of $2,961 (including income tax benefit of $2,356), $6,432 (including income tax benefit of $1,076) and $9,507 (net of income taxes of $157), respectively.

    During 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses. Certainty of realization of this amount is not anticipated in the near term, is dependent upon various factors, and the actual amount realized might be more or less than the amount recorded.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Assets and liabilities of discontinued operations were as follows:

                                                                                   At December 31,
                                                                               ------------------------
                                                                                  1997          1996
                                                                               ----------    ----------
Assets:
   Cash and equivalents...............................................         $    2,152    $    2,577
   Mortgage-backed and related securities.............................             18,620        45,601
   Accounts and notes receivable-FRF, less LAN of $32,320  and
     $63,880 at December 31, 1997 and 1996  respectively..............             89,922        95,120
   Assets covered by FRF..............................................                 --           261
   Other assets.......................................................                246           517
                                                                               ----------    ----------
                                                                               $  110,940    $  144,076
                                                                               ==========    ==========
Liabilities:
   Deposits, with interest rates ranging from 4% to 6% in 1996........         $   37,462    $   40,125
   Accrued expenses and other liabilities.............................             39,612        49,018
   FHLB advances......................................................              3,100        19,600
   Excess of acquired net assets over cost............................                 --         4,002
                                                                               ----------    ----------
                                                                               $   80,174    $  112,745
                                                                               ==========    ==========

    The fair value of financial instruments approximates carrying value at December 31, 1997 and 1996.

4.  Short-term credit arrangements

    Short-term financing for the Company on an operating segment basis is as follows:

    Corporate/Homebuilding

    At December 31, 1997, the Company, PDCI and Pulte jointly have a $240,000 unsecured revolving bank credit arrangement under which a variety of interest rates are available to the Company. The credit arrangement expires January 5, 2000. The credit arrangement contains customary covenants, none of which significantly restrict the operations of the Company. The Company also has two $10,000 uncommitted bank credit arrangements. The Company did not borrow under its credit arrangements in 1996.

    The following is aggregate borrowing information:

                                                                      1997           1996          1995
                                                                   ----------    ----------    ----------
Unused credit lines at year-end................................    $  260,000    $  260,000    $  260,000
Maximum amount outstanding at the end of any month.............    $  126,000    $        -    $   10,000
Average monthly indebtedness...................................    $    7,642    $        -    $    1,177
Range of interest rates during the year........................       5.49 to             -       6.26 to
                                                                        8.50%                       9.00%
Weighted average daily interest rate...........................         6.41%             -         6.68%

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Mortgage Banking

    Notes and drafts payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

    At December 31, 1997, Pulte Mortgage had committed bank credit lines of $150,000 and discretionary credit lines of $100,000. The bank credit agreements require Pulte Mortgage to pay a fee for the committed credit lines. During 1997, 1996 and 1995, Pulte Mortgage provided compensating balances, in the form of custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, Pulte Mortgage is required to maintain a minimum tangible net worth of $10,000.

    The following is aggregate borrowing information:

                                                                      1997           1996          1995
                                                                    ---------     ---------     ---------
Unused credit lines at year-end................................     $ 121,830     $ 153,966     $ 244,543
Maximum amount outstanding at the end of any month.............     $ 153,170     $ 121,034     $ 140,457
Average monthly indebtedness...................................     $  91,158     $  93,881     $  91,653
Range of interest rates during the year........................        .06 to      .0625 to       .425 to
                                                                        7.55%         7.68%         9.00%
Weighted average daily interest rate...........................         5.99%         5.97%         7.10%
Weighted average rate at year-end..............................         6.48%         6.25%         6.30%

5.  Long-term debt

    Long-term debt is summarized as follows:

                                                                                         At December 31,
                                                                                    ------------------------
                                                                                       1997           1996
                                                                                    ---------       --------
Corporate
  7% unsecured Senior Notes, issued by Pulte Corporation, due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte
     and certain wholly-owned subsidiaries of Pulte.  See Note 12...........        $  99,760       $ 99,720

  8.375% unsecured Senior Notes, issued by Pulte Corporation, due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
     certain wholly-owned subsidiaries of Pulte.  See Note 12...............          114,774        114,739

  7.3% unsecured Senior Notes, issued by Pulte Corporation, due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
     certain wholly-owned subsidiaries of Pulte.  See Note 12...............          124,917        124,906

  7.625% unsecured Senior Notes, issued by Pulte Corporation, due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
     certain wholly-owned subsidiaries of Pulte.  See Note 12...............          147,852

Homebuilding
  10.125% unsecured senior subordinated debentures, issued by Pulte,
     due 1999...............................................................           22,405         22,405

  Other non-recourse debt, minimum annual principal payments required, maturing at various times through 2002, interest rates ranging
     from 5% to 16%.........................................................           37,192         29,405
                                                                                    ---------       --------
                                                                                    $ 546,900       $391,175
                                                                                    =========       ========
  Estimated fair value......................................................        $ 572,280       $393,874
                                                                                    =========       ========


                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               (000's omitted)

    Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years subsequent to 1997 are as follows: 1998 - $14,726; 1999 - $31,605; 2000 - $5,562; 2001 - $4,841;
    2002 - $2,501 and thereafter $362.

    Financing

    Bonds payable at December 31, 1997 and 1996 consist of one bond issue with a stated interest rate of 9%. The bond series is secured by separate pools of mortgage-backed securities. Timing of bond retirements is dependent upon mortgage payments and reinvestment rates.

    Under provisions of the bond indentures, funds held by the trustees are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds. Such long-term borrowings are the obligations of the applicable PFCI issuer subsidiary and are neither the obligations of, nor guaranteed by, the Company, PDCI, Pulte, Pulte
    Mortgage or PFCI.

6. Stock compensation plans and management incentive compensation

    The Company has three fixed stock option plans. All three plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries
    (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding 10 years. The following is a brief description of each plan:

    o   The Pulte Corporation 1995 Stock Incentive Plan for Key Employees
        (1995 Plan) authorized the issuance of up to 2,000 shares of common stock. On March 6, 1995, grants of 1,658 variable stock options principally priced at $26 to $42 per share were awarded and subsequently canceled. On December 13, 1995, grants of 1,687 fixed stock options were awarded at prices not less than the fair market value at the time of the grant. The first 50% of these stock options vested on January 1, 1998, with 25% of the stock options vesting on each of January 1, 1999 and January 1, 2000. As of December 31, 1997,
        541 stock options remain available for grant.

    o   The Pulte Corporation 1994 Stock Incentive Plan for Key Employees
        (1994 Plan) authorized the issuance of up to 1,000 shares of common stock. On January 21, 1997, grants of 45 stock options with an exercise price of $31 per share were awarded, of which 7 stock options were subsequently canceled during 1997. On October 31, 1997, an additional 90 stock options were granted with an exercise price of $37 per share. All stock options granted during 1997 vest annually in 25% increments beginning two years from the date of the respective grant. On May 10, 1996, grants of 30 stock options with an exercise price of $28 per share were awarded. These options also vest annually in 25% increments beginning May 10, 1998. On January 17, 1995, grants of 250 stock options with an exercise price of $27 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31, 1997, 486 stock options remain available for grant.

    o   The Pulte Corporation 1990 Stock Incentive Plan for Key Employees
        (1990 Plan) authorized the issuance of up to 800 shares of common stock. On October 31, 1997, grants of 54 stock options with an exercise price of $37 per share were awarded. These stock options vest annually in 25% increments beginning October 31, 1999. On
        January 16, 1996, grants of 47 stock options with an exercise price of $31 per share were awarded. These stock options also vest annually in 25% increments beginning January 16, 1998. Additionally, on
        January 17, 1995, grants of 21 stock options with an exercise price of $27 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31,
        1997, 25 stock options remain available for grant.




                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

    A summary of the status of the Company's three fixed stock option plans as of December 31, 1997, 1996 and 1995 and changes during the years ending on those dates is presented below:


                                           1997                      1996                      1995
                                 ------------------------  ------------------------  ------------------------
                                          Weighted-                  Weighted-                 Weighted-
                                          Average                    Average                   Average
                                          Per Share                  Per Share                 Per Share
                                 Shares   Exercise Price   Shares    Exercise Price   Shares   Exercise Price
                                 ------   --------------   ------    --------------   ------   --------------
Outstanding, beginning of year..  3,075        $  32         3,042      $   32         1,270       $  26
Granted.........................    189           35            77          30         3,616          35
Exercised.......................   (385)          18           (44)         14          (114)          9
Forfeited.......................   (336)          35            --          --        (1,730)         36
                                 ------                    -------                   -------
Outstanding, end of year........  2,543        $  34         3,075      $   32         3,042       $  32
                                 ======                    =======                   =======
Options exercisable at year-end.    477                        545                       311
                                 ======                    =======                   =======
Weighted-average per share
   fair value of options
   granted during the year...... $14.78                    $ 11.12                   $ 12.42
                                 ======                    =======                   =======

    The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                    Options Outstanding                          Options Exercisable
                    ------------------------------------------------      ---------------------------------
                                        Weighted-        Weighted-                             Weighted-
    Range of            Number           Average          Average             Number            Average
    Per Share       Outstanding at      Remaining        Per Share        Exercisable at       Per Share
Exercise Prices       December 31     Contract Life   Exercise Price        December 31      Exercise Price
---------------     --------------    -------------   --------------      --------------     --------------
   $       9                 40           2.6 years       $      9                40           $      9
    12 to 17                 41           3.3                   16                41                 16
    27 to 32                587           6.3                   29               278                 30
    34 to 42              1,875           7.8                   37               136                 41

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its three fixed stock option plans. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. Under SFAS No. 123, compensation cost for the Company's three stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Accordingly, for the years ended December 31, 1997, 1996 and 1995, the Company's income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   ($000's omitted, except per share data)

                                                                1997          1996           1995
                                                            -----------   -----------    -----------
Income from continuing operations:
     As reported..........................................  $    49,800   $    63,211    $    48,839
                                                            ===========   ===========    ===========
     Pro forma............................................  $    45,455   $    57,771    $    48,220
                                                            ===========   ===========    ===========
Net income:
     As reported..........................................  $    52,761   $   179,643    $    58,346
                                                            ===========   ===========    ===========
     Pro forma............................................  $    48,416   $   174,203    $    57,727
                                                            ===========   ===========    ===========
Per share data:
  Basic:
    Income from continuing operations:
     As reported..........................................  $      2.29   $      2.54    $      1.80
                                                            ===========   ===========    ===========
     Pro forma............................................  $      2.09   $      2.32    $      1.78
                                                            ===========   ===========    ===========
    Net income:
      As reported.........................................  $      2.43   $      7.21    $      2.15
                                                            ===========   ===========    ===========
      Pro forma...........................................  $      2.23   $      6.99    $      2.13
                                                            ===========   ===========    ===========
  Assuming dilution:
    Income from continuing operations:
     As reported..........................................  $      2.27   $      2.51    $      1.78
                                                            ===========   ===========    ===========
     Pro forma............................................  $      2.07   $      2.32    $      1.76
                                                            ===========   ===========    ===========
    Net income:
      As reported.........................................  $      2.40   $      7.14    $      2.13
                                                            ===========   ===========    ===========
      Pro forma...........................................  $      2.21   $      6.93    $      2.11
                                                            ===========   ===========    ===========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: weighted-average dividend yields of .46%, .80% and .77%, expected volatility of 29.44%, 29.85% and 32.14%, weighted-average risk-free interest rates of 5.88%, 5.87% and 5.92%, and weighted-average expected lives of 6.5 years, 6.5 years and 6.9 years. Pro forma income from continuing operations, net income and earnings per share were significantly affected by the large option grant on December 13, 1995, which is not expected to be indicative of the size of annual awards, and by the manner in which compensation expense associated with stock options is recognized over the vesting periods of each award. Based upon stock options outstanding at December 31, 1997, the estimated compensation expense, after income taxes, to be recognized in pro forma income from continuing operations and net income for the years ending December 31, 1998, 1999 and 2000 is $2,442, $1,309 and $316, respectively.

    Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking, financing and thrift management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company's corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 1997, 1996 and 1995, the Company's total current cash incentive compensation was $17,500, $17,900 and $15,900, respectively. In addition, commencing January 1, 1996, the Company adopted a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. Amounts accrued over the period from January 1, 1996, through December 31, 1999, are payable subsequent to December 31, 1999. For the years ended December 31, 1997, 1996, the Company accrued $3,900 and $3,300, respectively, relating to this plan.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                   ($000's omitted, except per share data)

7.  Income taxes

    The Company's net deferred tax asset (liability) is as follows:

                                                                            At December 31,
                                                                       -------------------------
                                                                         1997            1996
                                                                       --------       ----------
Deferred tax liabilities:
    Continuing operations:
      Capitalized items deducted for tax, net.....................     $ (6,658)      $  (5,954)
    Discontinued operations:
      Market losses deducted for tax, and other...................         (512)           (353)
    Equity adjustment:
      Unrealized gains on securities..............................       (1,056)           (982)
                                                                       --------       ---------
                                                                         (8,226)         (7,289)
                                                                       --------       ---------
Deferred tax assets:
    Continuing operations:
      Non-deductible reserves and other...........................       49,901          34,975
    Discontinued operations:
      Net operating loss carryforwards............................       43,212          75,922
      AMT credit carryforwards....................................       15,642          13,734
      Acquired tax loss carryforwards.............................        5,524           5,524
      Purchase accounting adjustments.............................           --           1,465
      Non-deductible reserves and other...........................        3,286           3,346
      Amortization................................................           --               9
                                                                       --------       ---------
                                                                        117,565         134,975
                                                                       --------       ---------
      Net deferred tax asset .....................................     $109,339       $ 127,686
                                                                       ========       =========

    Net operating loss carryforwards expire in 2006. The acquired tax loss carryforwards expire in the years 1999 through 2002.

    Components of current and deferred income tax expense (benefit) of continuing operations are as follows:

                                                     Current         Deferred         Total
                                                     -------         --------         -----
Year ended December 31, 1997
    Federal....................................      $  40,586       $(11,977)      $  28,609
    State and other............................          4,811         (2,245)          2,566
                                                     ---------       --------       ---------
                                                     $  45,397       $(14,222)      $  31,175
                                                     =========       ========       =========
Year ended December 31, 1996
    Federal....................................      $  43,319       $ (8,627)      $  34,692
    State and other............................          5,450           (890)          4,560
                                                     ---------       --------       ---------
                                                     $  48,769       $ (9,517)      $  39,252
                                                     =========       ========       =========
Year ended December 31, 1995
    Federal....................................      $  38,922       $ (9,885)      $  29,037
    State and other............................          5,333         (1,185)          4,148
                                                     ---------       --------       ---------
                                                     $  44,255       $(11,070)      $  33,185
                                                     =========       ========       =========

    The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

                                                                    1997       1996       1995
                                                                   -------    ------     ------
Income taxes at federal statutory rate........................       35.0%      35.0%      35.0%
Effect of state and local income taxes, net of federal tax....        5.0        5.0        5.5
Settlement of state tax issues and other......................       (1.5)      (1.7)        --
                                                                   ------     ------     ------
Effective rate................................................       38.5%      38.3%      40.5%
                                                                   ======     ======     ======

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

8.  Leases

    The Company leases certain property and equipment under non-cancelable leases. The office and equipment leases are generally for terms of three to five years and generally provide renewal options for terms of up to an additional three years. Model home leases are generally for shorter terms approximating one year with renewal options on a month-to-month basis. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

    Year Ending December 31,
             1998......................................         $    14,976
             1999......................................              10,742
             2000......................................               8,018
             2001......................................               5,750
             2002......................................               2,565
             After 2002................................               1,497
                                                                -----------
             Total minimum lease payments                       $    43,548
                                                                ===========

    Net rental expense for the years ended December 31, 1997, 1996 and 1995, was $17,617, $16,539 and $13,064, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

9.  Restructuring

    Since 1994, the Company's domestic homebuilding operations had been organized as four operating companies, Pulte Home North, South, Central and West. This organization enabled the Company to pursue its desired level of geographic growth and market penetration. It also allowed the Company to facilitate corporate direction, capital allocation, and risk management policies, while allowing it to remain close to its customers. During early 1997, the Company combined Pulte Home North and South, creating Pulte Home East, to provide additional overhead leverage.

    During August 1997, the Company announced that it was reorganizing its corporate operations to enable the Company to take better advantage of its size, talent base and competitive strengths. The reorganization was designed to accomplish the following:

    o Strengthen management focus on key customer groups and generate increased operating efficiencies.

    o Create a new position of Executive Vice President and Chief Operating Officer with responsibility for all of the Company's homebuilding operations.

    o Replace the Company's existing homebuilding structure comprised of three geographically-based operating companies with a structure focused more closely on specific customer segments: domestic homebuilding, Active Adult (mature buyer), and international.

    o Evaluate and strategically deploy capital investment in homebuilding operations.

    o Structure the Company's mortgage banking operations to better support homebuilding operations and improve operating performance.

    o   Right-size the workforce on a company-wide basis.

    In conjunction with this reorganization, a pre-tax charge of $20,000 was recorded during the fourth quarter. This charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.56 per diluted share.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    The following table displays the status of the liabilities accrued for the corporate restructuring as of December 31, 1997.

                                                             1997 Reserve Uses
                                         Original       ------------------------------      Balance at
Type of Cost                              Reserve           Cash            Non-cash        December 31
------------                          -------------     -------------    -------------     ------------
Homebuilding operations:
   Employee separation and other      $       6,900     $        (843)   $          --     $       6,057
   Asset impairments                          7,000                --           (7,000)               --
   Other                                        900                --               --               900
                                      -------------     -------------    -------------     -------------
                                             14,800              (843)          (7,000)            6,957
                                      -------------     -------------    -------------     -------------
Mortgage Banking operations:
   Employee separation and other              1,787              (610)              --             1,177
   Other                                        313               (33)              --               280
                                      -------------     -------------    -------------     -------------
                                              2,100              (643)              --             1,457
                                      -------------     -------------    -------------     -------------
Corporate:
   Employee separation and other              3,100               (74)            (496)            2,530
                                      -------------     -------------    -------------     -------------
                                      $      20,000     $      (1,560)   $      (7,496)    $      10,944
                                      =============     =============    =============     =============

    It is anticipated that a substantial portion of the remaining accrual for restructuring costs will be utilized during 1998.

10. Commitments and contingencies

    In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 1997 approximated $562,000 ($429,000 at December 31, 1996).

    At December 31, 1997, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $134,148 and $114,685, respectively. In addition, Pulte Mortgage and PFCI had outstanding letters of credit on Pulte's behalf aggregating $2,178.

    The Company is involved in various litigation incidental to its business. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.

    First Heights-Related Litigation

    The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties have filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

    On March 5, 1998, the Company reported that an opinion and order had been issued by the United States District Court (the "Court") which resolved by summary judgment four of the interpretational issues which had been raised in the District Court Case. On three issues, the Court ruled in favor of the FDIC, and on one issue, the Court ruled in favor of the Company. The Company vigorously disagrees with the Court's ruling in favor of the FDIC and intends to appeal if these rulings become part of any final judgment. If the Company were unsuccessful on appeal and if all other issues in such litigation were resolved in favor of the FDIC, the Company would, at such time, take an after-tax charge against discontinued operations in an amount which would range from a nominal amount to as much as $40,000. The Company does not believe that the claims in the Court of Federal Claims Case are affected by the rulings in the District Court Case.

11. Financial instruments, including those with off-balance sheet risk

    Pulte Mortgage, in the normal course of business to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates, uses derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts, mortgage-backed security forward contracts, options on treasury future contracts, and options on mortgage-backed security forwards. Pulte Mortgage does not use any derivative financial instruments for trading purposes.

    Mortgage-backed security forwards are commitments to either purchase or sell a financial instrument at a specific future date for a specified price and may be settled in cash or through delivery of the financial instrument. Option contracts are contracts that grant the purchaser, for a premium payment, the right to either purchase or sell a financial instrument at a specified price within a specified period of time or on a specified date from or to the writer of the option. Forward and futures contracts are used to modify the repricing characteristics of interest-earning assets and loan commitments, while options are used to limit the temporary impact of interest rate fluctuations in the value of loans held for sale and loan commitments. Mandatory and optional forward commitments are used by Pulte Mortgage to hedge its interest rate exposure during the period from when Pulte Mortgage extends an interest rate lock to a loan applicant until the time the loan is sold to an investor.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Since Pulte Mortgage can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of Pulte Mortgage. Pulte Mortgage evaluates the creditworthiness of these transactions through its normal credit policies.

    The following are Pulte Mortgage's loan commitments:

                                                    Fair
                                  Commitment        Market         Interest         Expiration
                                    Amount          Value           Rates              Dates
                                  ----------        ------         --------         ----------
At December 31, 1997:
Loan commitments to borrowers       $45,661        $45,763          5.0 to         January 1998-
                                                                     8.38%            May 1998
At December 31, 1996:
Loan commitments to borrowers       $41,796        $41,625          5.0 to         January 1997-
                                                                     9.25%            May 1997

    Pulte Mortgage has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, Pulte Mortgage would not receive the cash to which it would otherwise be entitled under the conditions of the agreement. Pulte Mortgage manages credit risk by entering into agreements with only large national investment bankers with primary dealer status and with permanent investors, all of whom meet Pulte Mortgage's established credit underwriting standards. Management does not anticipate any material losses as a result of its agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for Pulte Mortgage.

    The table below summarizes, by class, the contractual amounts of Pulte Mortgage's derivative financial instruments.

                                                   Fair
                                 Contract          Market        Interest     Expiration
                                  Amount           Value          Rates          Dates
                                 --------          ------        --------     ----------
At December 31, 1997:
  Sell Securities...........     $190,250        $189,004          5.0 to     January 1998-
                                                                   7.5%       March 1998
At December 31, 1996:
  Sell Securities...........     $181,500        $181,651          5.0 to     January 1997-
                                                                   8.0%       March 1997

    Realized gains or losses on derivative financial instruments are recognized in net gain from sale of mortgages in the period settlement occurs.

12. Supplemental Guarantor Information

    In September 1995, the Company filed a universal shelf registration of up to $250,000 of debt or equity securities, of which $125,000 of 7.3% unsecured Senior Notes were issued in October 1995. In addition, the Company previously issued $100,000, 7%, and $115,000, 8.375%, unsecured Senior Notes under a previous shelf registration. In October 1997, the Company registered an additional $25,000 of debt securities for an offering pursuant to Rule 462(b) of the Securities Act of 1933, as amended, and issued $150,000 of 7.625% unsecured Senior Notes, due 2017, pursuant to the September 1995 and October 1997 universal shelf registrations. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte, all of Pulte's wholly-owned homebuilding subsidiaries and Builders' Supply & Lumber Co., Inc., which is a Pulte wholly-owned subsidiary (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte Mortgage, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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


                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1997

                                                          Unconsolidated
                                            ------------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating      Consolidated
                                            Corporation     Subsidiaries   Subsidiaries      Entries     Pulte Corporation
                                            -----------     ------------ --------------  ------------    -----------------
ASSETS
Cash and equivalents .....................   $   195,946   $    46,466   $     2,744    $      --         $   245,156
Unfunded settlements .....................          --          69,768          --             --              69,768
House and land inventories ...............          --       1,141,952          --             --           1,141,952
Mortgage-backed and related securities ...          --            --          39,467           --              39,467
Residential mortgage loans and other
   securities available-for-sale .........          --            --         185,018           --             185,018
Land held for sale and future development           --          24,984          --             --              24,984
Other assets .............................        18,305       164,032        41,804           --             224,141
Deferred income taxes ....................       110,395          --          (1,056)          --             109,339
Discontinued operations ..................          --            --         110,940           --             110,940
Investment in subsidiaries ...............       970,897        11,890       995,248     (1,978,035)             --
Advances receivable - subsidiaries .......       100,663          --          20,517       (121,180)             --
                                             -----------   -----------   -----------    -----------       -----------
                                             $ 1,396,206   $ 1,459,092   $ 1,394,682    $(2,099,215)      $ 2,150,765
                                             ===========   ===========   ===========    ===========       ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ...........................   $    58,470   $   390,397   $    48,866    $      --         $   497,733
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets           --            --         162,707           --             162,707
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets           --            --          37,413           --              37,413
Income taxes .............................        13,001          --            --             --              13,001
Subordinated debentures and senior
   notes .................................       487,303        59,597          --             --             546,900
Discontinued operations ..................          --            --          80,174           --              80,174
Advances payable - subsidiaries ..........        24,595        61,994        34,591       (121,180)             --
                                             -----------   -----------   -----------    -----------       -----------
      Total liabilities ..................       583,369       511,988       363,751       (121,180)        1,337,928
                                             -----------   -----------   -----------    -----------       -----------
Shareholders' Equity:
Common stock .............................           213          --           7,805         (7,805)              213
Additional paid-in capital ...............        61,835       364,945       543,434       (908,379)           61,835
Unrealized gains on securities
   available-for-sale ....................         1,687          --           1,687         (1,687)            1,687
Retained earnings ........................       749,102       582,159       478,005     (1,060,164)          749,102
                                             -----------   -----------   -----------    -----------       -----------
      Total shareholders' equity .........       812,837       947,104     1,030,931     (1,978,035)          812,837
                                             -----------   -----------   -----------    -----------       -----------
                                             $ 1,396,206   $ 1,459,092   $ 1,394,682    $(2,099,215)      $ 2,150,765
                                             ===========   ===========   ===========    ===========       ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)


                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1996

                                                          Unconsolidated
                                            ------------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating      Consolidated
                                            Corporation     Subsidiaries   Subsidiaries      Entries     Pulte Corporation
                                            -----------     ------------ --------------   ----------     -----------------
ASSETS
Cash and equivalents .....................   $   114,585   $    71,599   $     3,441    $      --         $   189,625
Unfunded settlements .....................          --          73,896          --             --              73,896
House and land inventories ...............          --       1,017,262          --             --           1,017,262
Mortgage-backed and related securities ...          --            --          47,113           --              47,113
Residential mortgage loans and other
   securities available-for-sale .........          --            --         170,443           --             170,443
Land held for sale and future development           --          37,655          --             --              37,655
Other assets .............................        12,860       140,489        24,036           --             177,385
Deferred income taxes ....................       128,668          --            (982)          --             127,686
Discontinued operations ..................          --            --         144,076           --             144,076
Investment in subsidiaries ...............       859,866        23,425       878,540     (1,761,831)             --
Advances receivable - subsidiaries .......       139,351           827        17,246       (157,424)             --
                                             -----------   -----------   -----------    -----------       -----------
                                             $ 1,255,330   $ 1,365,153   $ 1,283,913    $(1,919,255)      $ 1,985,141
                                             ===========   ===========   ===========    ===========       ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ...........................   $    51,731   $   357,480   $    30,367    $      --         $   439,578
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets           --            --         154,136           --             154,136
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets           --            --          45,304           --              45,304
Income taxes .............................        12,930          --            --             --              12,930
Subordinated debentures and senior
   notes .................................       339,365        51,810          --             --             391,175
Discontinued operations ..................         4,002          --         108,743           --             112,745
Advances payable - subsidiaries ..........        18,029       123,451        15,944       (157,424)             --
                                             -----------   -----------   -----------    -----------       -----------
      Total liabilities ..................       426,057       532,741       354,494       (157,424)        1,155,868
                                             -----------   -----------   -----------    -----------       -----------

Shareholders' Equity:
   Common stock ..........................           233          --           7,804         (7,804)              233
   Additional paid-in capital ............        57,516       319,091       508,538       (827,629)           57,516
   Unrealized gains on securities
     available-for-sale ..................         1,474          --           1,474         (1,474)            1,474
   Retained earnings .....................       770,050       513,321       411,603       (924,924)          770,050
                                             -----------   -----------   -----------    -----------       -----------
      Total shareholders' equity .........       829,273       832,412       929,419     (1,761,831)          829,273
                                             -----------   -----------   -----------    -----------       -----------
                                             $ 1,255,330   $ 1,365,153   $ 1,283,913    $(1,919,255)      $ 1,985,141
                                             ===========   ===========   ===========    ===========       ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1997

                                                           Unconsolidated
                                             -----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor   Eliminating    Consolidated
                                             Corporation    Subsidiaries  Subsidiaries      Entries  Pulte Corporation
                                             -----------    ------------ -------------   ----------  -----------------
Revenues:
   Homebuilding ........................   $     --        $2,479,171      $     --      $     --      $2,479,171
   Mortgage banking and financing,
     interest and other ................         --                --         34,038           --          34,038
   Corporate ...........................        2,054           7,182          1,546           --          10,782
                                           ----------      ----------     ----------    ----------     ----------
       Total revenues ..................        2,054       2,486,353         35,584           --       2,523,991
                                           ----------      ----------     ----------    ----------     ----------
Expenses:
   Homebuilding:
     Cost of sales .....................         --         2,110,532            --            --       2,110,532
     Selling, general and administrative
     and other expense .................         --           240,238            --            --         240,238
   Mortgage banking and financing,
     principally interest ..............         --              --           26,588           --          26,588
   Corporate, net ......................       32,456          11,555          1,647           --          45,658
   Restructuring costs .................        3,100          14,800          2,100           --          20,000
                                           ----------      ----------     ----------    ----------     ----------
       Total expenses ..................       35,556       2,377,125         30,335           --       2,443,016
                                           ----------      ----------     ----------    ----------     ----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries ..............      (33,502)        109,228          5,249           --          80,975
Income taxes (benefit) .................      (15,255)         43,668          2,762           --          31,175
                                           ----------      ----------     ----------    ----------     ----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ........................      (18,247)         65,560          2,487           --          49,800
Income from discontinued operations ....        6,620            --           (3,659)          --           2,961
                                           ----------      ----------     ----------    ----------     ----------
Income before equity in net income
   of subsidiaries .....................      (11,627)         65,560         (1,172)          --          52,761
                                           ----------      ----------     ----------    ----------     ----------
Equity in net income of subsidiaries:
   Continuing operations ...............       68,047           3,279         65,560      (136,886)          --
   Discontinued operations .............       (3,659)           --             --           3,659           --
                                           ----------      ----------     ----------    ----------     ----------
                                               64,388           3,279         65,560      (133,227)          --
                                           ----------      ----------     ----------    ----------     ----------
       Net income ......................   $   52,761      $   68,839     $   64,388    $ (133,227)    $   52,761
                                           ==========      ==========     ==========    ==========     ==========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1996

                                                         Unconsolidated
                                             ----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor   Eliminating    Consolidated
                                             Corporation    Subsidiaries  Subsidiaries      Entries  Pulte Corporation
                                             -----------    ------------ -------------   ----------  -----------------
Revenues:
   Homebuilding ........................   $     --         $2,319,734   $     --       $     --      $2,319,734
   Mortgage banking and financing,
     interest and other ................         --               --         50,197           --          50,197
   Corporate, principally interest .....        6,724            6,728          900           --          14,352
                                           ----------       ----------   ----------     ----------    ----------
       Total revenues ..................        6,724        2,326,462       51,097           --       2,384,283
                                           ----------       ----------   ----------     ----------    ----------
Expenses:
   Homebuilding:
     Cost of sales .....................         --          1,975,826         --             --       1,975,826
     Selling, general and administrative
     and other expense .................         --            229,847         --             --         229,847
   Mortgage banking and financing,
     principally interest ..............         --               --         35,507           --          35,507
   Corporate, net ......................       25,931           12,207        2,502           --          40,640
                                           ----------       ----------   ----------     ----------    ----------
       Total expenses ..................       25,931        2,217,880       38,009           --       2,281,820
                                           ----------       ----------   ----------     ----------    ----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries ..............      (19,207)         108,582       13,088           --         102,463
Income taxes (benefit) .................      (10,234)          43,485        6,001           --          39,252
                                           ----------       ----------   ----------     ----------    ----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ........................       (8,973)          65,097        7,087           --          63,211
Income from discontinued operations ....      106,120             --         10,312           --         116,432
                                           ----------       ----------   ----------     ----------    ----------
Income before equity in net income
   of subsidiaries .....................       97,147           65,097       17,399           --         179,643
                                           ----------       ----------   ----------     ----------    ----------
Equity in net income of subsidiaries:
   Continuing operations ...............       72,184            2,016       65,097       (139,297)         --
   Discontinued operations .............       10,312             --           --          (10,312)         --
                                           ----------       ----------   ----------     ----------    ----------
                                               82,496            2,016       65,097       (149,609)         --
                                           ----------       ----------   ----------     ----------    ----------
       Net income ......................   $  179,643       $   67,113   $   82,496     $ (149,609)   $  179,643
                                           ==========       ==========   ==========     ==========    ==========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1995

                                                         Unconsolidated
                                             -----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor   Eliminating    Consolidated
                                             Corporation    Subsidiaries  Subsidiaries      Entries  Pulte Corporation
                                             -----------    ------------ -------------   ----------  -----------------
Revenues:
   Homebuilding...........................   $         -    $ 1,934,403    $         -   $        -     $ 1,934,403
   Mortgage banking and financing:
     Interest and other...................             -              -         54,391            -          54,391
     Gain on sale of servicing............             -              -         19,714            -          19,714
   Corporate, principally interest........        17,709          1,300          1,623            -          20,632
                                             -----------    -----------    -----------   ----------     -----------
       Total revenues.....................        17,709      1,935,703         75,728            -       2,029,140
                                             -----------    -----------    -----------   ----------     -----------
Expenses:
   Homebuilding:
     Cost of sales........................             -      1,653,567              -            -       1,653,567
     Selling, general and administrative
     and other expense....................             -        196,374              -            -         196,374
   Mortgage banking and financing,
     principally interest.................             -              -         55,669            -          55,669
   Corporate, net.........................        26,987          5,964          8,555            -          41,506
                                             -----------    -----------    -----------   ----------     -----------
       Total expenses....................         26,987      1,855,905         64,224            -       1,947,116
                                             -----------    -----------    -----------   ----------     -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries.................        (9,278)        79,798         11,504            -          82,024
Income taxes (benefit)....................        (5,702)        31,919          6,968            -          33,185
                                             -----------    -----------    -----------   ----------     -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries...........................        (3,576)        47,879          4,536            -          48,839
Income from discontinued operations.......         4,715              -          4,792            -           9,507
                                             -----------    -----------    -----------   ----------     -----------
Income before equity in net income
   of subsidiaries........................         1,139         47,879          9,328            -          58,346
                                             -----------    -----------    -----------   ----------     -----------
Equity in net income of subsidiaries:
   Continuing operations..................        52,415          8,358         47,879     (108,652)              -
   Discontinued operations................         4,792              -              -       (4,792)              -
                                             -----------    -----------    -----------   ----------     -----------
                                                  57,207          8,358         47,879     (113,444)              -
                                             -----------    -----------    -----------   ----------     -----------
       Net income........................    $    58,346    $    56,237    $    57,207   $ (113,444)    $    58,346
                                             ===========    ===========    ===========   ==========     ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1997

                                                            Unconsolidated
                                             -----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating     Consolidated
                                             Corporation    Subsidiaries  Subsidiaries       Entries    Pulte Corporation
                                             -----------    ------------ -------------    -----------   -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations .......   $  49,800    $  68,839    $  68,047         $(136,886)    $  49,800
     Adjustments to reconcile income from
       continuing operations to net cash
       flows provided by (used in)
       operating activities:
         Equity in income of subsidiaries ..     (68,047)      (3,279)     (65,560)          136,886          --
         Amortization, depreciation and
           other ...........................         113        7,247          453              --           7,813
         Deferred income taxes .............     (14,222)        --           --                --         (14,222)
         Increase (decrease) in cash due to:
           Inventories .....................        --       (124,690)        --                --        (124,690)
           Residential mortgage loans
              available-for-sale ...........        --           --        (14,576)             --         (14,576)
           Other assets ....................      (5,445)     (13,992)     (18,494)             --         (37,931)
           Accounts payable and accrued
              liabilities ..................       7,001       32,917       20,622              --          60,580
           Income taxes ....................      (8,453)      43,668        2,837              --          38,052
                                               ---------    ---------    ---------         ---------     ---------
Net cash provided by (used in)
   operating activities ....................     (39,253)      10,710       (6,631)             --         (35,174)
                                               ---------    ---------    ---------         ---------     ---------
Cash flows from investing activities:
   Principal payments of mortgage-backed
     securities ............................        --           --          7,933              --           7,933
   Decrease in funds held by trustee .......        --           --             17              --              17
   Dividends received from subsidiaries ....        --         17,000         --             (17,000)         --
   Advances to affiliates ..................      38,688          827       (3,020)          (36,495)         --
   Other, net ..............................        --           --             19              --              19
                                               ---------    ---------    ---------         ---------     ---------
Net cash provided by investing activities ..   $  38,688    $  17,827    $   4,949         $ (53,495)    $   7,969
                                               ---------    ---------    ---------         ---------     ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1997

                                                           Unconsolidated
                                             -----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating     Consolidated
                                             Corporation    Subsidiaries  Subsidiaries       Entries    Pulte Corporation
                                             -----------    ------------ -------------    ----------    -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....   $    --      $    --      $  (9,106)       $    --      $  (9,106)
   Proceeds from borrowings ................     147,825        7,787        8,571             --        164,183
   Advances from affiliates ................       6,566      (61,457)      18,396           36,495         --
   Stock repurchases .......................     (74,673)        --           --               --        (74,673)
   Dividends paid ..........................      (5,153)        --        (17,000)          17,000       (5,153)
   Other, net ..............................       7,361         --            124             --          7,485
                                               ---------    ---------    ---------        ---------    ---------
Net cash provided by (used in)
   financing activities ....................      81,926      (53,670)         985           53,495       82,736
                                               ---------    ---------    ---------        ---------    ---------
Net increase (decrease) in cash and
   equivalents - continuing operations .....      81,361      (25,133)        (697)            --         55,531
                                               ---------    ---------    ---------        ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....       2,961         --         (3,659)           3,659        2,961
   Change in deferred income taxes .........      32,495         --           --               --         32,495
   Equity in income of subsidiaries ........       3,659         --           --             (3,659)        --
   Change in income taxes ..................     (34,851)        --           --               --        (34,851)
   Other changes, net ......................      (4,264)        --         (5,993)            --        (10,257)
Cash flows from investing activities:
   Purchase of securities available-for-sale        --           --        (14,537)            --        (14,537)
   Principal payments of mortgage-backed
     securities ............................        --           --         34,257             --         34,257
   Net proceeds from sale of investments ...        --           --          3,211             --          3,211
   Increase in Covered Assets and FRF
     receivables ...........................        --           --         37,019             --         37,019
Cash flows from financing activities:
   Decrease in deposit liabilities .........        --           --         (2,663)            --         (2,663)
   Repayment of borrowings .................        --           --        (31,560)            --        (31,560)
   Decrease in FHLB advances ...............        --           --        (16,500)            --        (16,500)
                                               ---------    ---------    ---------        ---------    ---------
Net decrease in cash and equivalents-
   discontinued operations .................        --           --           (425)            --           (425)
                                               ---------    ---------    ---------        ---------    ---------
Net increase (decrease) in cash and
   equivalents .............................      81,361      (25,133)      (1,122)            --         55,106
Cash and equivalents at beginning of year ..     114,585       71,599        6,018             --        192,202
                                               ---------    ---------    ---------        ---------    ---------
Cash and equivalents at end of year ........   $ 195,946    $  46,466    $   4,896        $    --      $ 247,308
                                               =========    =========    =========        =========    =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1996

                                                            Unconsolidated
                                                -----------------------------------------
                                                Pulte        Guarantor    Non-Guarantor    Eliminating    Consolidated
                                                Corporation  Subsidiaries  Subsidiaries       Entries   Pulte Corporation
                                                -----------  ------------ -------------    ----------   -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations .........   $  63,211    $  67,113    $  72,184       $(139,297)    $  63,211
     Adjustments to reconcile income from
       continuing operations to net cash
       flows provided by (used in)
       operating activities:
         Equity in income of subsidiaries ....     (72,184)      (2,016)     (65,097)        139,297          --
         Amortization, depreciation and
           other .............................          85        6,107          555             --          6,747
         Deferred income taxes ...............      (9,517)        --           --               --         (9,517)
         Gain on sale of securities ..........        --           --        (11,069)            --        (11,069)
         Increase (decrease) in cash due to:
           Inventories .......................        --       (157,527)        --               --       (157,527)
           Residential mortgage loans
              available-for-sale .............        --           --          7,859             --          7,859
           Other assets ......................      (7,963)     (64,806)       8,143             --        (64,626)
           Accounts payable and accrued
              liabilities ....................       6,534       56,490       (3,866)            --         59,158
           Income taxes ......................      (7,868)      43,485        5,922             --         41,539
                                                 ---------    ---------    ---------       ---------     ---------
Net cash provided by (used in)
   operating activities ......................     (27,702)     (51,154)      14,631             --        (64,225)
                                                 ---------    ---------    ---------       ---------     ---------
Cash flows from investing activities:
   Proceeds from exchange of securities
     held-to-maturity ........................        --           --         12,282             --         12,282
   Proceeds from sale of securities available-
     for-sale ................................        --           --        175,686             --        175,686
   Principal payments of mortgage-backed
     securities ..............................        --           --         19,892             --         19,892
   Decrease in funds held by trustee .........        --           --          4,348             --          4,348
   Dividends received from subsidiaries ......      30,000       22,000         --           (52,000)          --
   Investment in subsidiaries ................      (1,524)        --           --             1,524           --
   Advances to affiliates ....................      (2,054)       2,608       (2,782)          2,228           --
   Other, net ................................        --           --         (4,626)            --         (4,626)
                                                 ---------    ---------    ---------       ---------     ---------
Net cash provided by investing activities ....   $  26,422    $  24,608    $ 204,800       $ (48,248)    $ 207,582
                                                 ---------    ---------    ---------       ---------     ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1996

                                                            Unconsolidated
                                             -----------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating     Consolidated
                                             Corporation    Subsidiaries  Subsidiaries       Entries    Pulte Corporation
                                             -----------    ------------ -------------    ----------    -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....   $    --      $    --     $(181,841)        $    --      $(181,841)
   Proceeds from borrowings ................        --         27,133      13,576              --         40,709
   Capital contributions from parent .......        --           --         1,524            (1,524)        --
   Advances from affiliates ................        --           --         2,228            (2,228)        --
   Stock repurchases .......................     (99,561)        --          --                --        (99,561)
   Dividends paid ..........................      (5,958)        --       (52,000)           52,000       (5,958)
   Other, net ..............................         602         --            90              --            692
                                               ---------    ---------   ---------         ---------    ---------
Net cash provided by (used in) financing
   activities ..............................    (104,917)      27,133    (216,423)           48,248     (245,959)
                                               ---------    ---------   ---------         ---------    ---------

Net increase (decrease) in cash and
   equivalents - continuing operations .....    (106,197)         587       3,008              --       (102,602)
                                               ---------    ---------   ---------         ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....     116,432         --        10,312           (10,312)     116,432
   Change in deferred income taxes .........     (38,321)        --          --                --        (38,321)
   Equity in income of subsidiaries ........     (10,312)        --          --              10,312         --
   Changes in income taxes .................     (72,755)        --          --                --        (72,755)
   Other changes, net ......................       4,956         --       (19,174)             --        (14,218)
Cash flows from investing activities:
   Purchase of securities available-for-sale        --           --       (42,209)             --        (42,209)
   Principal payments of mortgage-backed
     securities ............................        --           --        43,735              --         43,735
   Net proceeds from sale of investments ...        --           --         4,514              --          4,514
   Decrease in Covered Assets and FRF
     receivables ...........................        --           --        37,438              --         37,438
   Decrease in loans receivable ............        --           --          (419)             --           (419)
Cash flows from financing activities:
   Increase in deposit liabilities .........        --           --         3,404              --          3,404
   Repayment of borrowings .................        --           --       (31,560)             --        (31,560)
   Decrease in FHLB advances ...............        --           --        (6,400)             --         (6,400)
                                               ---------    ---------   ---------         ---------    ---------
Net decrease in cash and equivalents-
   discontinued operations .................        --           --          (359)             --           (359)
                                               ---------    ---------   ---------         ---------    ---------
Net increase (decrease) in cash and
   equivalents .............................    (106,197)         587       2,649              --       (102,961)
Cash and equivalents at beginning of year ..     220,782       71,012       3,369              --        295,163
                                               ---------    ---------   ---------         ---------    ---------
Cash and equivalents at end of year ........   $ 114,585    $  71,599   $   6,018         $    --      $ 192,202
                                               =========    =========   =========         =========    =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1995

                                                            Unconsolidated
                                             -----------------------------------------
                                                Pulte         Guarantor     Non-Guarantor    Eliminating    Consolidated
                                                Corporation   Subsidiaries  Subsidiaries     Entries        Pulte Corporation
                                                -----------   ------------  ------------    ----------      -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations .........   $  48,839    $  56,237    $  52,415        $(108,652)      $  48,839
     Adjustments to reconcile income from
       continuing operations to net cash
       flows used in operating activities:
         Equity in income of subsidiaries ....     (52,415)      (8,358)     (47,879)         108,652             --
         Amortization, depreciation and ......
           other .............................          77        5,027        1,234              --            6,338
         Deferred income taxes ...............     (11,070)        --           --                --          (11,070)
         Gain on sale of securities ..........        --           --         (4,003)             --           (4,003)
         Increase (decrease) in cash due to:
           Inventories .......................        --       (107,366)        --                --         (107,366)
           Residential mortgage loans
              available-for-sale .............        --           --        (40,928)             --          (40,928)
           Other assets ......................      (2,105)     (30,154)      (3,368)             --          (35,627)
           Accounts payable and accrued
              liabilities ....................       1,447       31,755       16,737              --           49,939
           Income taxes ......................        (731)      31,919        6,936              --           38,124
                                                 ---------    ---------    ---------         ---------      ---------
Net cash used in operating activities ........     (15,958)     (20,940)     (18,856)             --          (55,754)
                                                 ---------    ---------    ---------         ---------      ---------
Cash flows from investing activities:
   Proceeds from exchange of securities
     held-to-maturity ........................        --           --         14,114              --           14,114
   Proceeds from sale of securities available-
     for-sale ................................        --           --         48,370              --           48,370
   Principal payments of mortgage-backed
     securities ..............................        --           --         47,667              --           47,667
   Decrease in funds held by trustee .........        --           --          1,911              --            1,911
   Dividends received from subsidiaries ......      10,652       40,000         --            (50,652)            --
   Investment in subsidiaries ................      (3,057)        --           --              3,057             --
   Advances to affiliates ....................       5,907       (5,977)        --                 70             --
   Other, net ................................        --          1,423         (388)             --            1,035
                                                 ---------    ---------    ---------        ---------       ---------
Net cash provided by investing activities ....   $  13,502    $  35,446    $ 111,674        $ (47,525)      $ 113,097
                                                 ---------    ---------    ---------         ---------      ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12. Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1995

                                                          Unconsolidated
                                             ------------------------------------------
                                                Pulte       Guarantor    Non-Guarantor    Eliminating     Consolidated
                                             Corporation    Subsidiaries  Subsidiaries       Entries    Pulte Corporation
                                             -----------    ------------ -------------    ----------    -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....   $    --      $    --     $(107,543)        $    --      $(107,543)
   Proceeds from borrowings ................     124,894        9,916      65,353              --        200,163
   Repayment of borrowings .................        --           --          (470)             --           (470)
   Capital contributions from parent .......        --           --         3,057            (3,057)        --
   Advances from affiliates ................        --          3,043      (2,973)              (70)        --
   Stock repurchases .......................     (11,707)        --          --                --        (11,707)
   Dividends paid ..........................      (6,489)        --       (50,652)           50,652       (6,489)
   Other, net ..............................         994         --           344              --          1,338
                                               ---------    ---------   ---------         ---------    ---------
Net cash provided by (used in) financing
   activities ..............................     107,692       12,959     (92,884)           47,525       75,292
                                               ---------    ---------   ---------         ---------    ---------

Net increase (decrease) in cash and
   equivalents - continuing operations .....     105,236       27,465         (66)             --        132,635
                                               ---------    ---------   ---------         ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....       9,507         --         4,792            (4,792)       9,507
   Change in deferred income taxes .........      18,280         --          --                --         18,280
   Equity in income of subsidiaries ........      (4,792)        --          --               4,792         --
   Changes in income taxes .................     (18,123)        --          --                --        (18,123)
   Other changes, net ......................      (4,872)        --        12,614              --          7,742
Cash flows from investing activities:
   Purchase of securities available-for-sale        --           --       (70,052)             --        (70,052)
   Principal payments of mortgage-backed
     securities ............................        --           --        31,857              --         31,857
   Decrease in Covered Assets and FRF
     receivables ...........................        --           --        35,929              --         35,929
Cash flows from financing activities:
   Decrease in deposit liabilities .........        --           --      (128,542)             --       (128,542)
   Repayment of borrowings .................        --           --       (31,560)             --        (31,560)
   Decrease in FHLB advances ...............        --           --        26,000              --         26,000
                                               ---------    ---------   ---------         ---------    ---------
Net decrease in cash and equivalents-
   discontinued operations .................        --           --      (118,962)             --       (118,962)
                                               ---------    ---------   ---------         ---------    ---------
Net increase (decrease) in cash and
   equivalents .............................     105,236       27,465    (119,028)             --         13,673
Cash and equivalents at beginning of year ..     115,546       43,547     122,397              --        281,490
                                               ---------    ---------   ---------         ---------    ---------
Cash and equivalents at end of year ........   $ 220,782    $  71,012   $   3,369         $    --      $ 295,163
                                               =========    =========   =========         =========    =========

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Pulte Corporation


We have audited the accompanying consolidated balance sheets of Pulte Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Corporation at December 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in the Notes to Consolidated Financial Statements, in 1995 the Company changed its method of accounting for mortgage servicing.





                                                ERNST & YOUNG LLP


Detroit, Michigan
January 21, 1998, except for the
last paragraph of Note 10 as to
which the date is March 5, 1998.

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                   ($000's omitted, except per share data)

                                                     1st             2nd           3rd            4th
                                                   Quarter          Quarter      Quarter        Quarter           Total
                                                   -------          -------      -------        -------           -----
1997
Homebuilding operations:
Sales (settlements) ...........................   $   423,215    $   567,135    $   657,265    $   831,556       $ 2,479,171
Cost of sales .................................       360,005        484,509        559,061        706,957         2,110,532
Income before income taxes ....................         8,997         28,252         36,562         39,790(A)        113,601(B)

Financial services operations:
Revenues ......................................   $     6,727    $     6,925    $     9,808    $    10,578       $    34,038
Income before income taxes ....................           164            439          3,045          1,702(B)          5,350(B)

Corporate:
Revenues ......................................   $     1,758    $     2,255    $     2,818    $     3,951       $    10,782
Loss before income taxes ......................        (7,154)        (8,087)        (9,419)       (13,316)(C)       (37,976)(C)

Consolidated results:
Revenues ......................................   $   431,700    $   576,315    $   669,891    $   846,085       $ 2,523,991
Income from continuing operations
 before income taxes ..........................         2,007         20,604         30,188         28,176(D)         80,975(D)
Income taxes ..................................           773          7,932         11,623         10,847            31,175
Income from continuing operations .............         1,234         12,672         18,565         17,329            49,800
Income (loss) from discontinued operations ....         1,003          1,201          1,145           (388)            2,961
Net income ....................................         2,237         13,873         19,710         16,941            52,761

Per share data:
   Basic:
     Income from continuing operations ........   $       .05    $       .59    $       .88    $       .82(E)    $      2.29(E)
     Income from discontinued operations ......           .04            .06            .05           (.02)              .14
     Net income ...............................           .09            .65            .93            .80              2.43(G)
     Weighted average common
       shares outstanding .....................        23,296         21,382         21,137         21,237            21,755
   Assuming dilution:
     Income from continuing operations ........   $       .05    $       .59    $       .87    $       .81(F)    $      2.27(G)
     Income from discontinued operations ......           .04            .06            .05           (.02)              .13
     Net income ...............................           .09            .65            .92            .79              2.40(G)
     Adjusted weighted average common
       shares and effect of dilutive securities        23,468         21,382         21,370         21,472            21,954

Note: The earnings per share amounts for the first 3 quarters of 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to Consolidated Financial Statements beginning on page 29.

(A) Includes one-time restructuring charge of $14,800
(B) Includes one-time restructuring charge of $2,100
(B) Includes one-time restructuring charge of $3,100
(D) Includes one-time restructuring charge of $20,000
(E) Earnings per share amounts are after $.58 per share attritutable to one-time restructuring charge, net of income taxes
(F) Earnings per share amounts are after $.57 per share attritutable to one-time restructuring charge, net of income taxes
(G) Earnings per share amounts are after $.56 per share attritutable to one-time restructuring charge, net of income taxes

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                   ($000's omitted, except per share data)



                                                        1st          2nd            3rd            4th
                                                      Quarter      Quarter        Quarter        Quarter        Total
                                                      -------      -------        -------        -------        -----
1996
Homebuilding operations:
Sales (settlements) ...........................   $   411,331    $   568,672    $   613,722    $   726,009    $ 2,319,734
Cost of sales .................................       350,780        486,349        520,841        617,856      1,975,826
Income before income taxes ....................         8,568         28,223         33,435         43,835        114,061

Financial services operations:
Revenues ......................................   $    16,133    $    15,096    $     9,247    $     9,721    $    50,197
Income before income taxes ....................         4,838          5,909          1,332          2,611         14,690

Corporate:
Revenues ......................................   $     5,055    $     4,588    $     2,203    $     2,506    $    14,352
Loss before income taxes ......................        (4,792)        (6,581)        (7,350)        (7,565)       (26,288)

Consolidated results:
Revenues ......................................   $   432,519    $   588,356    $   625,172    $   738,236    $ 2,384,283
Income from continuing operations
 before income taxes ..........................         8,614         27,551         27,417         38,881        102,463
Income taxes ..................................         3,506         11,150         10,994         13,602         39,252
Income from continuing operations .............         5,108         16,401         16,423         25,279         63,211
Income from discontinued operations ...........         1,972          1,793        111,208          1,459        116,432
Net income ....................................         7,080         18,194        127,631         26,738        179,643

Per share data:
   Basic:
     Income from continuing operations ........   $       .19    $       .64    $       .69    $      1.08    $      2.54
     Income from discontinued operations ......           .07            .07           4.64            .06           4.67
     Net income ...............................           .26            .71           5.33           1.14           7.21
     Weighted average common
       shares outstanding .....................        26,983         25,491         23,944         23,315         24,926
   Assuming dilution:
     Income from continuing operations ........   $       .19    $       .64    $       .68    $      1.08    $      2.51
     Income from discontinued operations ......           .07            .07           4.61            .06           4.63
     Net income ...............................           .26            .71           5.29           1.14           7.14
     Adjusted weighted average common
       shares and effect of dilutive securities        27,250         25,703         24,141         23,542         25,152

Note: The earnings per share amounts for 1996 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Notes to Consolidated Financial Statements beginning on page 29.

PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to executive officers of the Company is set forth in Item 4A. Information required by this Item with respect to members of the Board of Directors of the Company is contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders (1998 Proxy Statement) under the caption "Election of Directors," incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1998 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance".

ITEM 11.   EXECUTIVE COMPENSATION

Information required by this Item is contained in the 1998 Proxy Statement under the caption "Remuneration of Directors and Executive Officers" and under the caption "Stock Options Granted to Officers by the Company," incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in the 1998 Proxy Statement under the caption "Election of Directors," incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the 1998 Proxy Statement under the caption "Remuneration of Directors and Executive Officers," incorporated herein by this reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K The following documents are filed as part of this Annual Report on Form 10-K.

(a)  Financial Statements and Schedules
     (1) Financial Statements                                              Page Herein
                                                                           -----------
         Consolidated Balance Sheets at December 31, 1997 and 1996.........     24
         Consolidated Statements of Operations for the years ended
              December 31, 1997, 1996 and 1995.............................     25
         Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 1997, 1996 and 1995.................     26
         Consolidated Statements of Cash Flows for
              the years ended December 31, 1997, 1996 and 1995.............     27
         Notes to Consolidated Financial Statements........................     29

     (2) Financial Statement Schedules
         I -   Condensed Financial Information of Registrant...............     69

All other schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.


(3)  Exhibits Index
                                                                            Page Herein or Incorporated
Exhibit Number and Description                                              by Reference From
------------------------------                                              ---------------------------
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

            (d) Regulatory Capital Maintenance                              Filed as Exhibit 2 and 10(d) to
                Agreement, dated September 9, 1988,                         Pulte Corporation's Annual Report
                by and among, Pulte Corporation,                            on Form 10-K for the year ended
                PDCI, First Heights, Heights of Texas                       December 31, 1988.
                and the FSLIC.


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

            (g) Receiver's Note Agreement, dated                            Filed as Exhibit 2 and 10(g) to
                September 23, 1988, between the                             Pulte Corporation's Annual Report
                FSLIC, as receiver for Champion and                         on Form 10-K for the year ended
                the FSLIC.                                                  December 31, 1988.


(3)         (a) Articles of Incorporation, as amended.                      Filed as Exhibit 19(a) to Pulte
                                                                            Corporation's Form 10-Q for the
                                                                            quarter ended June 30, 1988.

            (b) By-laws                                                     Filed as Exhibit 3(b) to the
                                                                            Registrant's Registration Statement
                                                                            on Form S-4 (Registration Statement
                                                                            No. 33-17223).

(4)          (a)Senior Note Indenture among Pulte                           Filed as Exhibit 4.1 to the
                Corporation, certain of its subsidiaries,                   Registrant's Registration Statement
                as Guarantors, and NationsBank of                           on Form S-3 (Registration Statement
                Georgia, National Association, as Trustee,                  No. 33-71742).
                including Form of Senior Guarantee, covering
                Pulte Corporation's 8.375% unsecured Senior
                Notes due 2004 ($115,000,000 aggregate
                principal amount outstanding) and 7%
                unsecured Senior Notes due 2003
                ($100,000,000 aggregate principal amount
                outstanding)

            (b) Senior Note Indenture among Pulte Corporation,              Filed as Exhibit (c) 1 to the
                certain of its subsidiaries, as Guarantors, and             Registrant's Current Report on Form 8-K
                and The First National Bank of Chicago,                     dated October 20, 1995.
                as Trustee, covering Pulte Corporation's 7.3%
                unsecured Senior Notes due 2005 ($125,000,000
                aggregate principal amount outstanding) and
                7.625% unsecured Senior Notes due 2017
                ($150,000,000 aggregate principal amount
                outstanding).


EXHIBITS
                                                                            Page Herein or Incorporated
Exhibit  Number and Description                                              by Reference From
-------------------------------                                              --------------------------
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

            (i) James Grosfeld Amendment and                                Filed as Exhibit 10(i) to Pulte
                Extension to Consulting                                     Corporation's Annual Report on Form
                Agreement December 30, 1992.                                10-K for the year ended
                                                                            December 31, 1992.



EXHIBITS
                                                                            Page Herein or Incorporated
Exhibit Number and Description                                              by Reference From
------------------------------                                              -----------------
          (j) James Grosfeld Agreement                                      Filed as Exhibit 10(a) to the Pulte Corporation
              April 16, 1997                                                Report on Form 10-Q for the quarter ended
                                                                            March 31, 1997.

          (k) Stock Sale Agreement                                          Filed as Exhibit 10(b) to the Pulte Corporation
              April 16, 1997                                                Report on Form 10-Q for the quarter ended
                                                                            March 31, 1997.

          (l) 1994 Stock Incentive Plan for                                 Filed with the Proxy Statement dated
              Key Employees                                                 March 31, 1994 and as an exhibit to the
                                                                            Registrant's Registration Statement on
                                                                            Form S-8 (Registration Statement
                                                                            No. 33-98944).

          (m) Credit Agreement, dated                                       Filed as Exhibit 10(l) to Pulte
              January 5, 1995, among Pulte                                  Corporation's Annual Report on Form 10-K
              Corporation, NationsBank, N.A.                                for the year ended December 31, 1994.
              (Carolinas) as Agent for certain lenders

          (n) Fourth Amendment to Credit Agreement, dated December 30, 1997, among Pulte
              Corporation and NationsBank, N.A.,
              as Agent for certain lenders.

          (o) 1995 Stock Incentive Plan for                                 Filed with the Proxy Statement dated
              Key Employees                                                 March 31, 1995 and as an exhibit to the
                                                                            Registrant's Registration Statement on
                                                                            Form S-8 (Registration Statement
                                                                            No 33-99218).
(11)          Statement Regarding Computation
              of Per Share Earnings                                         73

(21)          Subsidiaries of the Registrant                                74

(23)          Consent of Independent Auditors                               77

(27)          Financial Data Schedule


Reports on Form 8-K Filed During the Fourth Quarter of 1997:

Form 8-K dated October 6, 1997

      Item 5.  Other Events

      Disclosed that indenture supplements were entered into with (1) The Bank of New York concerning $100,000,000 aggregated principal amount of 7% senior notes of the Company due 2003, and $115,000,000 aggregated principal amount of 8-3/8% senior notes of the Company due 2004 and (2) The First National Bank of Chicago concerning $125,000,000 aggregated principal amount of 7.3% senior notes of the Company due 2005.

Form 8-K dated October 15, 1997

      Item 5.  Other Events

      Disclosed that, on October 9, 1997, the Company began circulating a prospectus supplement (to prospectus dated September 29, 1995) concerning $150,000,000 aggregate principal amount of 7 5/8% senior notes of the Company due October 15, 2017.

                              PULTE CORPORATION
          SCHEDULE I- CONDENSED FINANCIAL INFORMATION OF REGISTRANT




Pulte Corporation (the Registrant) is a holding company. The accompanying financial statements are not the primary consolidated financial statements since these financial statements present only the accounts of Pulte Corporation which include its investment in subsidiaries on the equity method. The primary financial statements of the Company are its consolidated financial statements.

The net assets of Pulte Home Corporation, Pulte Mortgage Corporation and First Heights Bank, a federal savings bank, indirectly wholly-owned subsidiaries of Pulte Corporation are subject to certain restrictions (see Notes to Consolidated Financial Statements).


                              Pulte Corporation
                                Balance Sheets
                          December 31, 1997 and 1996
                               ($000's omitted)


                                                                        1997          1996
                                                                        ----          ----
Assets:
Cash and equivalents.............................................    $  195,946   $  114,585
Investment in subsidiaries, on the equity method .................      970,897      859,866
Advances receivable - subsidiaries ...............................      100,663      139,351
Deferred income taxes ............................................      110,395      128,668
Other accounts receivable ........................................       18,305       12,860
                                                                     ----------   ----------
                                                                     $1,396,206   $1,255,330
                                                                     ==========   ==========

Liabilities and shareholders' equity:

Advances payable - subsidiaries..................................    $   24,595   $   18,029
Income taxes .....................................................       13,001       12,930
Accrued liabilities ..............................................       58,470       51,731
Senior notes .....................................................      487,303      339,365
Discontinued operations ..........................................         --          4,002
                                                                     ----------   ----------
           Total liabilities .....................................      583,369      426,057
Shareholders' equity .............................................      812,837      829,273
                                                                     ----------   ----------
                                                                     $1,396,206   $1,255,330
                                                                     ==========   ==========

                              PULTE CORPORATION
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                             Statements of Income
             For the years ended December 31, 1997, 1996 and 1995
                               ($000's omitted)

                                                                       1997           1996             1995
                                                                       ----           ----             ----

Revenues -   Interest income..................................       $  2,054       $   6,724       $  17,709
                                                                     --------       ---------       ---------
Expenses -   General and administrative.......................         15,125          13,761          10,423
             Interest ........................................         17,501          12,045          16,983
             Restructuring costs..............................          3,100              --              --
                                                                     --------       ---------       ---------
                                                                       35,726          25,806          27,406
                                                                     --------       ---------       ---------
Expenses in excess of revenues................................        (33,672)        (19,082)         (9,697)
Other income (expense)........................................            170            (125)            419
                                                                     --------       ---------       ---------
Loss from continuing operations before income taxes,
   and equity in net income of subsidiaries...................        (33,502)        (19,207)         (9,278)
Income tax (benefit)..........................................        (15,255)        (10,234)         (5,702)
                                                                     --------       ---------       ---------
Loss from continuing operations before equity in net
   income of subsidiaries.....................................        (18,247)         (8,973)         (3,576)
                                                                     --------       ---------       ---------
Income from discontinued operations...........................          6,620         106,120           4,715
                                                                     --------       ---------       ---------
Equity in net income of subsidiaries
   Continuing operations......................................         68,047          72,184          52,415
   Discontinued operations....................................         (3,659)         10,312           4,792
                                                                     --------       ---------       ---------
                                                                       64,388          82,496          57,207
                                                                     --------       ---------       ---------
Net income....................................................       $ 52,761       $ 179,643       $  58,346
                                                                     ========       =========       =========

                              PULTE CORPORATION
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                           Statements of Cash Flows
             For the years ended December 31, 1997, 1996 and 1995
                               ($000's omitted)


                                                                  1997          1996          1995
                                                                  ----          ----          ----
Continuing operations
Cash flows from operating activities:
   Income from continuing operations ........................   $  49,800    $  63,211    $  48,839
   Adjustments to reconcile income from continuing operations to net cash used in operating activities:
       Equity in income of subsidiaries .....................     (68,047)     (72,184)     (52,415)
       Amortization .........................................         113           85           77
       Deferred income taxes ................................     (14,222)      (9,517)     (11,070)
       Changes in cash due to:
         Accounts receivable and other assets ...............      (5,445)      (7,963)      (2,105)
         Income taxes .......................................      (8,453)      (7,868)        (731)
         Accrued liabilities ................................       7,001        6,534        1,447
                                                                ---------    ---------    ---------
Net cash used in operating activities .......................     (39,253)     (27,702)     (15,958)
                                                                ---------    ---------    ---------
Cash flows provided by investing activities:
   Investment in subsidiaries ...............................        --         (1,524)      (3,057)
   Dividends received from subsidiaries .....................        --         30,000       10,652
   Advances to (from) affiliates ............................      38,688       (2,054)       5,907
                                                                ---------    ---------    ---------
Net cash provided by investing activities ...................      38,688       26,422       13,502
                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Dividends paid ...........................................      (5,153)      (5,958)      (6,489)
   Advances from affiliates .................................       6,566         --           --
   Stock repurchases ........................................     (74,673)     (99,561)     (11,707)
   Proceeds from issuance of senior notes ...................     147,825         --        124,894
   Other ....................................................       7,361          602          994
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities .........      81,926     (104,917)     107,692
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and equivalents -
   continuing operations ....................................      81,361     (106,197)     105,236
                                                                ---------    ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations ......................       2,961      116,432        9,507
   Change in deferred income taxes ..........................      32,495      (38,321)      18,280
   Equity in income of subsidiaries .........................       3,659      (10,312)      (4,792)
   Amortization and other ...................................      (4,264)       4,956       (4,872)
   Change in income taxes ...................................     (34,851)     (72,755)     (18,123)
                                                                ---------    ---------    ---------
   Net cash provided by operating activities ................        --           --           --
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and equivalents .............      81,361     (106,197)     105,236
Cash and equivalents at beginning of year ...................     114,585      220,782      115,546
                                                                ---------    ---------    ---------
Cash and equivalents at end of year .........................   $ 195,946    $ 114,585    $ 220,782
                                                                =========    =========    =========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 PULTE CORPORATION
                                                   (Registrant)


March 12, 1998        /s/ Roger A. Cregg             /s/ Vincent J. Frees
                      ------------------             --------------------
                        Roger A. Cregg                 Vincent J. Frees
                     Senior Vice President       Vice President and Controller
                  and Chief Financial Officer   (Principal Accounting Officer)
                 (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

              Signature                        Title                             Date
        /s/ William J. Pulte         Chairman of the Board of Directors       March 12, 1998
-----------------------------        and Member of Board of Directors
          William J. Pulte


        /s/ Robert K. Burgess        President, Chief Executive Officer       March 12, 1998
-----------------------------        and Member of Board of Directors
          Robert K. Burgess


        /s/ Debra Kelly-Ennis        Member of Board of Directors             March 12, 1998
-----------------------------
          Debra Kelly-Ennis

        /s/ David N. McCammon        Member of Board of Directors             March 12, 1998
-----------------------------
          David N. McCammon


         /s/ Francis J. Sehn         Member of Board of Directors             March 12, 1998
-----------------------------
           Francis J. Sehn


      /s/ Ralph L. Schlosstein       Member of Board of Directors             March 12, 1998
-----------------------------
        Ralph L. Schlosstein


        /s/ Alan E. Schwartz         Member of Board of Directors             March 12, 1998
-----------------------------
          Alan E. Schwartz


          /s/ John J. Shea           Member of Board of Directors             March 12, 1998
-----------------------------
            John J. Shea
