Form 10-Q
period 1998-03-31
PULTE CORP
filed 1998-05-15
CIK 822416

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1998
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES _X _    NO___

Number of shares of common stock outstanding as of April 30, 1998:  21,321,205


                                                    Total pages: 32
                                                Listing of exhibits: 30


==============================================================================

                              PULTE CORPORATION

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I      FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets, March 31, 1998 and
     December 31, 1997.................................................  3

Condensed Consolidated Statements of Income, Three Months Ended
     March 31, 1998 and 1997...........................................  4

Condensed Consolidated Statement of Shareholders' Equity,
     Three Months Ended March 31, 1998.................................  5

Condensed Consolidated Statements of Cash Flows, Three Months Ended
     March 31, 1998 and 1997...........................................  6

Notes to Condensed Consolidated Financial Statements...................  8

Item 2 Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................... 19


PART II     OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K................................ 30


SIGNATURES............................................................. 31

                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS



                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                      March 31,   December 31,
                                                        1998         1997
                                                     -----------  -----------
                                                     (Unaudited)    (Note)
ASSETS
Cash and equivalents...............................  $  302,929   $  245,156
Unfunded settlements...............................      41,280       69,768
House and land inventories.........................   1,100,026    1,141,952
Mortgage-backed and related securities.............      37,175       39,467
Residential mortgage loans and other
  securities available-for-sale....................     135,155      185,018
Other assets.......................................     308,399      358,464
Discontinued operations............................     150,215      110,940
                                                     ----------   ----------
                                                     $2,075,179   $2,150,765
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities,
       including book overdrafts of $65,050 and
       $84,623 in 1998 and 1997, respectively......  $  421,040   $  497,733
    Collateralized short-term debt, recourse
       solely to applicable subsidiary assets......     121,310      162,707
    Mortgage-backed bonds, recourse solely
       to applicable subsidiary assets.............      35,427       37,413
    Income taxes...................................      13,868       13,001
    Subordinated debentures and senior notes.......     540,030      546,900
    Discontinued operations........................     119,370       80,174
                                                     ----------   ----------
       Total liabilities...........................   1,251,045    1,337,928
Shareholders' equity...............................     824,134      812,837
                                                     ----------   ----------
                                                     $2,075,179   $2,150,765
                                                     ==========   ==========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.




See accompanying notes to condensed consolidated financial statements.


                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                               For The
                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1998      1997
                                                            ----      -----
Revenues:
   Homebuilding.........................................  $508,635  $423,215
   Mortgage banking and financing,
     interest and other.................................     8,359     6,727
   Corporate ...........................................     3,577     1,758
                                                          --------  --------
             Total revenues.............................   520,571   431,700
                                                          --------  --------
Expenses:
   Homebuilding, principally cost of sales..............   491,041   415,390
   Mortgage banking and financing,
     interest and other.................................     5,971     6,649
   Corporate, net.......................................     7,872     7,744
                                                          --------  --------
             Total expenses.............................   504,884   429,783
                                                          --------  --------
Other income:
   Equity in income of Pulte-affiliates.................     2,165        90
                                                          --------  --------
Income from continuing operations before
  income taxes..........................................    17,852     2,007
Income taxes............................................     6,962       773
                                                          --------  --------
Income from continuing operations.......................    10,890     1,234
Income from discontinued thrift operations,
  net of income taxes...................................       371     1,003
                                                          --------  --------
Net income..............................................  $ 11,261  $  2,237
                                                          ========  ========

Per share data:
   Basic:
     Income from continuing operations    ..............  $    .51  $    .05
     Income from discontinued operations................       .02       .04
                                                          --------  --------
     Net income.........................................  $    .53  $    .09
                                                          ========  ========
   Assuming dilution:
     Income from continuing operations    ..............  $    .50  $    .05
     Income from discontinued operations................       .02       .04
                                                          --------  --------
     Net income.........................................  $    .52  $    .09
                                                          ========  ========
   Cash dividends declared..............................  $    .06  $    .06
                                                          ========  ========
   Number of shares used in calculation:
     Basic:
        Weighted-average common shares outstanding......    21,294    23,296
     Assuming dilution:
        Effect of dilutive securities - stock options...       330       172
                                                          --------  --------
        Adjusted weighted-average common shares
            and effect of dilutive securities...........    21,624    23,468
                                                          ========  ========

See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)


                                                               Additional
                                                       Common   Paid-in    Unrealized  Retained
                                                       Stock    Capital      Gains     Earnings       Total
                                                       ------  ----------  ----------  --------       -----
Shareholders' Equity, December 31, 1997 .............   $213    $61,835     $ 1,687    $ 749,102    $ 812,837
Exercise of stock options ...........................    --       1,511        --           --          1,511
Cash dividends declared .............................    --        --          --         (1,278)      (1,278)
Change in unrealized gains on securities
 available-for-sale, net of income taxes of $62 .....    --        --          (197)        --           (197)
Net income ..........................................    --        --          --         11,261       11,261
                                                        ----    -------     -------    ---------    ---------
Shareholders' Equity, March 31, 1998 ................   $213    $63,346     $ 1,490    $ 759,085    $ 824,134
                                                        ====    =======     =======    =========    =========



See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)



                                                                Three Months Ended
                                                                     March 31,
                                                                 ------------------
                                                                 1998         1997
                                                                 ----         ----
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ........................   $ 10,890    $   1,234
  Adjustments to reconcile income from continuing
     operations to net cash flows provided by
     (used in) operating activities:
         Amortization, depreciation and other ..............      1,672          322
         Deferred income taxes .............................     (4,028)      (1,116)
         Increase (decrease) in cash due to:
                 Inventories ...............................     41,926      (95,836)
                 Residential mortgage loans held for sale ..     49,863       63,838
                 Other assets ..............................     73,953       12,832
                 Accounts payable and accrued liabilities ..    (71,568)     (54,378)
                 Income taxes ..............................      7,599         (377)
                                                               --------    ---------
Net cash provided by (used in) operating activities ........    110,307      (73,481)
                                                               --------    ---------

Cash flows from investing activities:
  Principal payments of mortgage-backed securities .........      2,014        2,028
  Other, net ...............................................       (255)          68
                                                               --------    ---------
Net cash provided by investing activities ..................      1,759        2,096
                                                               --------    ---------

Cash flows from financing activities:
  Payment of long-term debt and bonds ......................     (9,227)      (2,373)
  Proceeds from borrowings .................................       --          4,702
  Repayment of borrowings ..................................    (45,053)     (59,304)
  Dividends paid ...........................................     (1,278)        --
  Other, net ...............................................      1,265        1,006
                                                               --------    ---------
Net cash used in financing activities ......................    (54,293)     (55,969)
                                                               --------    ---------
Net increase (decrease) in cash and equivalents -
  continuing operations ....................................   $ 57,773    $(127,354)
                                                               --------    ---------

                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)



                                                            Three Months Ended
                                                                  March 31,
                                                            -------------------
                                                             1998         1997
                                                             ----         ----
Discontinued Operations:
Cash flows from operating activities:
    Income from discontinued operations .................  $     371   $   1,003
    Change in deferred taxes ............................      6,181        (635)
    Change in income taxes ..............................     (6,486)        133
    Other changes, net ..................................         (2)       (595)
Cash flows from investing activities:
    Purchase of securities available-for-sale ...........    (21,809)    (12,828)
    Principal payments of mortgage-backed securities ....      7,654       7,539
    Net proceeds from sale of investments ...............       --         2,330
    Decrease in Covered Assets and (FRF) receivables ....     30,764      30,646
Cash flows from financing activities:
    Increase (decrease) in deposit liabilities ..........     37,092      (9,347)
    Repayment of borrowings .............................    (31,560)    (31,560)
    Increase in Federal Home Loan Bank (FHLB) advances ..      1,900      13,000
                                                           ---------   ---------
Net increase (decrease) in cash and equivalents-
  discontinued operations ...............................     24,105        (314)
                                                           ---------   ---------

Net increase (decrease) in cash and equivalents .........     81,878    (127,668)
Cash and equivalents at beginning of period .............    247,308     192,202
                                                           ---------   ---------

Cash and equivalents at end of period ...................  $ 329,186   $  64,534
                                                           =========   =========

Cash - continuing operations ............................  $ 302,929   $  62,271
Cash - discontinued operations ..........................     26,257       2,263
                                                           ---------   ---------
                                                           $ 329,186   $  64,534
                                                           =========   =========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
    Interest, net of amount capitalized;
      Continuing operations .............................  $   3,420   $   3,614
      Discontinued operations ...........................        628         508
                                                           ---------   ---------
                                                           $   4,048   $   4,122
                                                           =========   =========
    Income taxes ........................................  $   3,194   $   2,223
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

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.   Basis of presentation and significant accounting policies

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's direct subsidiaries consist of Pulte Financial Companies, Inc. (PFCI) and Pulte Diversified Companies, Inc.
     (PDCI). PDCI's direct subsidiaries are Pulte Home Corporation (Pulte) and First Heights Bank, fsb (First Heights). Pulte Mortgage Corporation is a direct subsidiary of Pulte. The Company's continuing operations include its homebuilding (Pulte) and financial services subsidiaries, which include Pulte Mortgage (mortgage banking) and PFCI (financing). The Company's thrift subsidiary, First Heights, has been classified as discontinued operations (See Note 2).

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain 1997 classifications have been changed to conform with the 1998 presentation.

     In March 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP requires internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. SOP 98-1 is effective for years beginning after December 15, 1998, with early adoption encouraged. The Company has adopted, on a prospective basis, the provisions of SOP 98-1 effective January 1, 1998 and, accordingly, has capitalized $700 of such costs during the three months ended March 31, 1998. The Company had historically expensed similar costs to operations when they were incurred.

2.   Discontinued operations

     Revenues of the Company's discontinued thrift operations for the three months ended March 31, 1998 and 1997, were $1,787 and $2,425, respectively. For the three months ended March 31, 1998 and 1997, discontinued thrift operations provided after-tax income of $371 and $1,003, respectively.

3.   Segment information

     The Company has three reportable segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business lines:

       o Domestic Homebuilding, the Company's core business, which is engaged in the construction of housing within the continental United States targeting primarily the first-time and move-up customer group.

       o International Homebuilding, which is engaged in the construction of first-time and social interest housing in Puerto Rico and Mexico.

       o Active Adult, which is engaged in the development of amenitized, age-targeted or age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years. As of March 26, 1998, the Company's Active Adult operations reflect its 50% interest in a joint venture with the Blackstone Real Estate Advisors, an affiliate of the Blackstone Group.

     The Company's Financial Services segment consists principally of Pulte Mortgage, its mortgage banking subsidiary, and to a lesser extent, the operations of PFCI, its financing subsidiary. Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and maturing strategic initiatives centered on new business development and improving operating efficiencies.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)
                                 (Unaudited)




3.  Segment information (continued)

                                                              Financial
                                                Homebuilding  Services   Corporate  Consolidated
                                                ------------  ---------  ---------  ------------
    Three Months Ended March 31, 1998:
    Continuing Operations:
      Revenues:
         Unaffiliated customers ..............   $  508,635   $  8,359   $   3,577    $  520,571
                                                 ==========   ========   =========    ==========
         Income (loss) before income taxes ...   $   19,759   $  2,388   $  (4,295)   $   17,852
                                                 ==========   ========   =========    ==========
    At March 31, 1998:
         Identifiable assets .................   $1,328,938   $186,977   $ 409,049    $1,924,964
                                                 ==========   ========   =========
         Assets of discontinued  operations ..                                           150,215
                                                                                      ----------
         Total assets ........................                                        $2,075,179
                                                                                      ==========
    Three Months Ended March 31, 1997:
    Continuing Operations:
      Revenues:
         Unaffiliated customers ..............   $  423,215   $  6,727   $   1,758    $  431,700
                                                 ==========   ========   =========    ==========
         Income (loss) before income taxes ...   $    7,915   $     78   $  (5,986)   $    2,007
                                                 ==========   ========   =========    ==========
    At March 31, 1997:
         Identifiable assets .................   $1,386,045   $165,640   $ 180,345    $1,732,030
                                                 ==========   ========   =========
         Assets of discontinued operations ...                                           146,436
                                                                                      ----------
         Total assets ........................                                        $1,878,466
                                                                                      ==========

4.  Subsequent event

     On May 7, 1998, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a 100% stock dividend. The additional shares will be distributed on June 1, 1998, to the shareholders of record as of May 18, 1998. Additionally, the Board of Directors authorized a 33% increase in the Company's quarterly dividend, raising it from $.06 per share to $.08 per share on a pre-split basis.

5.   Commitments and contingencies

     First Heights-Related Litigation

     The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.   Commitments and contingencies (continued)

     the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties have filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

     On March 5, 1998, the Company reported that an opinion and order had been issued by the United States District Court (the "Court") which resolved by summary judgment four of the interpretational issues which had been raised in the District Court Case. On three issues, the Court ruled in favor of the FDIC, and on one issue, the Court ruled in favor of the Company. On March 12, 1998, the Court resolved by summary judgment two additional interpretational issues in the District Court Case. On both issues the Court ruled in favor of the FDIC. The Company vigorously disagrees with all of the Court's rulings in favor of the FDIC and intends to appeal if these rulings become part of any final judgment. If the Company were unsuccessful on appeal and if all other issues in such litigation were resolved in favor of the FDIC, the Company would, at such time, take an after-tax charge against discontinued operations in an amount which would range from a nominal amount to as much as $40,000. The Company does not believe that the claims in the Court of Federal Claims Case are affected by the rulings in the District Court Case.

6.   Supplemental guarantor information

     The Company has the following outstanding Senior Note obligations; (1) $100,000, 7%, due 2003, (2) $115,000, 8.375%, due 2004, (3) $125,000,
     7.3%, due 2005, and (4) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte and all of Pulte's wholly-owned homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte Mortgage, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)




6.  Supplemental Guarantor Information (continued)


                         CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1998

                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                        Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating      Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                              -----------   ------------  -------------   ----------    ------------
ASSETS
Cash and equivalents .......................   $  261,691   $   37,667     $     3,571    $      --      $  302,929
Unfunded settlements .......................         --         41,280            --             --          41,280
House and land inventories .................         --      1,100,026            --             --       1,100,026
Mortgage-backed and related securities .....         --           --            37,175           --          37,175
Residential mortgage loans and other
  securities available-for-sale ............         --           --           135,155           --         135,155
Land held for sale and future development ..         --         28,516            --             --          28,516
Other assets ...............................       16,238       84,080          72,317           --         172,635
Deferred income taxes ......................      108,242         --              (994)          --         107,248
Discontinued operations ....................         --           --           150,215           --         150,215
Investment in subsidiaries .................      886,700       11,769         877,948     (1,776,417)         --
Advances receivable - subsidiaries .........      136,754         --            21,775       (158,529)         --
                                               ----------   ----------     -----------    -----------    ----------
                                               $1,409,625   $1,303,338     $ 1,297,162    $(1,934,946)   $2,075,179
                                               ==========   ==========     ===========    ===========    ==========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities ...   $   62,548   $  313,095     $    45,397    $      --      $  421,040
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets ...         --           --           121,310           --         121,310
Mortgage-backed bonds, recourse solely to
  applicable subsidiary assets .............         --           --            35,427           --          35,427
Income taxes ...............................       13,868         --              --             --          13,868
Subordinated debentures and senior notes ...      487,351       52,679            --                        540,030
Discontinued operations ....................         --           --           119,370           --         119,370
Advances payable - subsidiaries ............       21,724      107,762          29,043       (158,529)         --
                                               ----------   ----------     -----------    -----------    ----------
       Total liabilities ...................      585,491      473,536         350,547       (158,529)    1,251,045
Shareholders' equity .......................      824,134      829,802         946,615     (1,776,417)      824,134
                                               ----------   ----------     -----------    -----------    ----------
                                               $1,409,625   $1,303,338     $ 1,297,162    $(1,934,946)   $2,075,179
                                               ==========   ==========     ===========    ===========    ==========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)




6.  Supplemental Guarantor Information (continued)


                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1997


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                         Consolidated
                                                 Pulte       Guarantor    Non-Guarantor    Eliminating      Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries      Corporation
                                              -----------   ------------  -------------    ----------    ------------
ASSETS

Cash and equivalents .......................   $  195,946   $   46,466     $      2,744    $      --      $  245,156
Unfunded settlements .......................         --         69,768             --             --          69,768
House and land inventories .................         --      1,141,952             --             --       1,141,952
Mortgage-backed and related securities .....         --           --             39,467           --          39,467
Residential mortgage loans and other
   securities available-for-sale ...........         --           --            185,018           --         185,018
Land held for sale and future development ..         --         24,984             --             --          24,984
Other assets ...............................       18,305      164,032           41,804           --         224,141
Deferred income taxes ......................      110,395         --             (1,056)          --         109,339
Discontinued operations ....................         --           --            110,940           --         110,940
Investment in subsidiaries .................      970,897       11,890          995,248     (1,978,035)         --
Advances receivable - subsidiaries .........      100,663         --             20,517       (121,180)         --
                                               ----------   ----------      -----------    -----------    ----------
                                               $1,396,206   $1,459,092      $ 1,394,682    $(2,099,215) $  2,150,765
                                               ==========   ==========      ===========    ===========    ==========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
   liabilities .............................   $   58,470   $  390,397      $    48,866    $      --      $  497,733
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ..         --           --            162,707           --         162,707
Mortgage-backed bonds, recourse solely
   to applicable subsidiary assets .........         --           --             37,413           --          37,413
Income taxes ...............................       13,001         --               --             --          13,001
Subordinated debentures and senior
   notes ...................................      487,303       59,597             --             --         546,900
Discontinued operations ....................         --           --             80,174           --          80,174
Advances payable - subsidiaries ............       24,595       61,994           34,591       (121,180)         --
                                               ----------   ----------      -----------    -----------    ----------
       Total liabilities ...................      583,369      511,988          363,751       (121,180)    1,337,928
Shareholders' equity .......................      812,837      947,104        1,030,931     (1,978,035)      812,837
                                               ----------   ----------      -----------    -----------    ----------
                                               $1,396,206   $1,459,092      $ 1,394,682    $(2,099,215)   $2,150,765
                                               ==========   ==========      ===========    ===========    ==========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



6.  Supplemental Guarantor Information (continued)


                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1998


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                        Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating      Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                              -----------   ------------  -------------   ----------    ------------
Revenues:
  Homebuilding ..............................   $   --       $ 508,635      $   --          $   --        $508,635
  Mortgage banking and financing,
       interest and other ...................       --            --           8,359            --           8,359
  Corporate .................................      2,546         1,031          --              --           3,577
                                                --------     ---------      --------        --------      --------
Total revenues ..............................      2,546       509,666         8,359            --         520,571
                                                --------     ---------      --------        --------      --------
Expenses:
  Homebuilding:
    Cost of sales ...........................       --         430,000          --              --         430,000
    Selling, general and administrative
       and other expense ....................        465        60,576          --              --          61,041
    Mortgage banking and financing, interest
       and other ............................       --            --           5,971            --           5,971
    Corporate, net ..........................      9,661        (3,190)        1,401            --           7,872
                                                --------     ---------      --------        --------      --------
Total expenses ..............................     10,126       487,386         7,372            --         504,884
                                                --------     ---------      --------        --------      --------
Other Income:
  Equity in income of Pulte-affiliates ......       --            --           2,165            --           2,165
                                                --------     ---------      --------        --------      --------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries ...........................     (7,580)       22,280         3,152            --          17,852
Income taxes (benefit) ......................     (3,471)        9,055         1,378            --           6,962
                                                --------     ---------      --------        --------      --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...     (4,109)       13,225         1,774            --          10,890
Income  from discontinued operations ........        305          --              66            --             371
                                                --------     ---------      --------        --------      --------
Income (loss) before equity in income
  (loss) of subsidiaries ....................     (3,804)       13,225         1,840            --          11,261
                                                --------     ---------      --------        --------      --------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................     14,999         1,460        13,225         (29,684)         --
  Discontinued operations ...................         66          --            --               (66)         --
                                                --------     ---------      --------        --------      --------
                                                  15,065         1,460        13,225         (29,750)         --
                                                --------     ---------      --------        --------      --------
Net income ..................................   $ 11,261     $  14,685      $ 15,065        $(29,750)     $ 11,261
                                                ========     =========      ========        ========      ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



6.  Supplemental Guarantor Information (continued)


                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1997


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                        Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating      Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                              -----------   ------------  -------------   ----------    ------------
Revenues:
  Homebuilding ..............................  $  --          $423,215       $  --          $  --         $423,215
  Mortgage banking and financing,
       interest and other ...................     --              --           6,727           --            6,727
  Corporate .................................      790             968          --                           1,758
                                               -------        --------       -------        -------       --------
Total revenues ..............................      790         424,183         6,727           --          431,700
                                               -------        --------       -------        -------       --------
Expenses:
  Homebuilding:
    Cost of sales ........................        --           360,005          --             --          360,005
    Selling, general and administrative
       and other expense ....................      160          55,225          --             --           55,385
    Mortgage banking and financing, interest
       and other ............................     --              --           6,649           --            6,649
    Corporate, net ..........................    6,760           1,359          (375)          --            7,744
                                               -------        --------       -------        -------       --------
Total expenses ..............................    6,920         416,589         6,274           --          429,783
                                               -------        --------       -------        -------       --------
Other Income:
  Equity in income of Pulte-affiliates ......     --              --              90           --               90
                                               -------        --------       -------        -------       --------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries ...........................   (6,130)          7,594           543           --            2,007
Income taxes (benefit) ......................   (2,470)          2,984           259           --              773
                                               -------        --------       -------        -------       --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...   (3,660)          4,610           284           --            1,234
Income (loss) from discontinued operations ..    1,720            --            (717)          --            1,003
                                               -------        --------       -------        -------       --------
Income (loss) before equity in income
  (loss) of subsidiaries ....................   (1,940)          4,610          (433)          --            2,237
                                               -------        --------       -------        -------       --------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................    4,894              38         4,610         (9,542)          --
  Discontinued operations ...................     (717)           --            --              717           --
                                               -------        --------       -------        -------       --------
                                                 4,177              38         4,610         (8,825)          --
                                               -------        --------       -------        -------       --------
Net income ..................................  $ 2,237        $  4,648       $ 4,177        $(8,825)      $  2,237
                                               =======        ========       =======        =======       ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)




6.  Supplemental Guarantor Information (continued)


                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1998


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                       Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating     Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries    Corporation
                                              -----------   ------------  -------------   ----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ........   $  10,890     $  14,685      $  14,999      $ (29,684)   $  10,890
  Adjustments to reconcile income from
       continuing operations to net
       cash flows provided by (used in)
       operating activities:
    Equity in income of subsidiaries .......     (14,999)       (1,460)       (13,225)        29,684         --
    Amortization, depreciation and other ...          48         1,491            133           --          1,672
    Deferred income taxes ..................      (4,028)         --             --             --         (4,028)
   Increase (decrease) in cash due to:
    Inventories ............................        --          41,926           --             --         41,926
    Residential mortgage loans
       available-for-sale ..................        --            --           49,863           --         49,863
    Other assets ...........................       2,067       102,466        (30,580)          --         73,953
    Accounts payable and accrued
       liabilities .........................       3,143       (73,561)        (1,150)          --        (71,568)
    Income taxes ...........................      (2,638)        9,055          1,182           --          7,599
                                               ---------     ---------      ---------      ---------    ---------

Net cash provided by (used in)
  operating activities .....................      (5,517)       94,602         21,222           --        110,307
                                               ---------     ---------      ---------      ---------    ---------
Cash flows from investing activities:
  Decrease in funds held by trustee ........        --            --            2,014           --          2,014
  Dividends received from subsidiaries .....     132,040         2,500        132,040       (266,580)        --
  Other, net ...............................        --            --             (255)          --           (255)
  Investment in subsidiary .................     (32,040)         --             --           32,040         --
  Advances to affiliates ...................     (25,854)         --           (1,437)        27,291         --
                                               ---------     ---------      ---------      ---------    ---------
Net cash provided by (used in)
  investing activities .....................      74,146         2,500        132,362       (207,249)       1,759
                                               ---------     ---------      ---------      ---------    ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ......        --          (6,918)        (2,309)          --         (9,227)
  Repayment of borrowings ..................        --          (3,656)       (41,397)          --        (45,053)
  Capital contributions from parent ........        --            --           32,040        (32,040)        --
  Advances from affiliates .................      (2,871)       36,713         (6,551)       (27,291)        --
  Dividends paid ...........................      (1,278)     (132,040)      (134,540)       266,580       (1,278)
  Other, net ...............................       1,265          --             --             --          1,265
                                               ---------     ---------      ---------      ---------    ---------
Net cash provided by (used in)
  financing activities .....................      (2,884)     (105,901)      (152,757)       207,249      (54,293)
                                               ---------     ---------      ---------      ---------    ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ......   $  65,745     $  (8,799)     $     827      $    --      $  57,773
                                               ---------     ---------      ---------      ---------    ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



6.  Supplemental Guarantor Information (continued)


             CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1998


                                                            Unconsolidated
                                              -----------------------------------------
                                                                                                       Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating     Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries    Corporation
                                              -----------   ------------  -------------   ----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
        operations .........................   $     371      $   --        $     66         $(66)      $     371
  Change in deferred income taxes ..........       6,181          --            --            --            6,181
  Equity in income of subsidiaries .........         (66)         --            --             66            --
  Change in income taxes ...................      (6,486)         --            --            --           (6,486)
  Other changes, net .......................        --            --              (2)         --               (2)
Cash flows from investing activities:
  Purchase of securities available-
       for-sale ............................        --            --         (21,809)         --          (21,809)
  Principal payments of mortgage-backed
       securities ..........................        --            --           7,654          --            7,654
  Decrease in Covered Assets and FRF
       receivables .........................        --            --          30,764          --           30,764
Cash flows from financing activities:
  Increase in deposit liabilities ..........        --            --          37,092          --           37,092
  Repayment of borrowings ..................        --            --         (31,560)         --          (31,560)
  Increase in FHLB advances ................        --            --           1,900          --            1,900
                                               ---------      --------      --------         ----       ---------
Net increase in cash and equivalents-
  discontinued operations ..................        --            --          24,105          --           24,105
                                               ---------      --------      --------         ----       ---------
Net increase (decrease) in cash
  and equivalents ..........................      65,745        (8,799)       24,932          --           81,878
Cash and equivalents at beginning of
  period ...................................     195,946        46,466         4,896          --          247,308
                                               ---------      --------      --------         ----       ---------
Cash and equivalents at end of period ......   $ 261,691      $ 37,667      $ 29,828         $--        $ 329,186
                                               =========      ========      ========         ====       =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



6.  Supplemental Guarantor Information (continued)


                    CONSOLIDATING STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1997


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                       Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating     Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries    Corporation
                                              -----------   ------------  -------------   ----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ........   $   1,234     $   4,599      $  4,894       $  (9,493)   $   1,234
  Adjustments to reconcile income from
       continuing operations to net
       cash flows provided by (used in)
       operating activities:
    Equity in income of subsidiaries .......      (4,894)         (124)       (4,475)          9,493         --
    Amortization, depreciation and other ...          22          --             300            --            322
    Deferred income taxes ..................      (1,116)         --            --              --         (1,116)
   Increase (decrease) in cash due to:
    Inventories ............................        --         (95,836)         --              --        (95,836)
    Residential mortgage loans
       available-for-sale ..................        --            --          63,838            --         63,838
    Other assets ...........................      (1,402)       18,337        (4,103)           --         12,832
    Accounts payable and accrued
       liabilities .........................      (1,270)      (49,677)       (3,431)           --        (54,378)
    Income taxes ...........................      (3,576)        2,984           215            --           (377)
                                               ---------     ---------      --------       ---------    ---------
Net cash provided by (used in)
  operating activities .....................     (11,002)     (119,717)       57,238            --        (73,481)
                                               ---------     ---------      --------       ---------    ---------
Cash flows from investing activities:
  Principal payments of
   mortgage- backed securities .............        --            --           2,028            --          2,028
  Decrease in funds held by trustee ........        --            --              68            --             68
  Dividends received from subsidiaries .....        --           4,500          --            (4,500)        --
  Advances to affiliates ...................    (100,736)          276        (1,697)        102,157         --
                                               ---------     ---------      --------       ---------    ---------
Net cash provided by (used in)
  investing activities .....................    (100,736)        4,776           399          97,657        2,096
                                               ---------     ---------      --------       ---------    ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ......        --            --          (2,373)           --         (2,373)
  Proceeds from borrowings .................        --           4,702          --              --          4,702
  Repayment of borrowings ..................        --            --         (59,304)           --        (59,304)
  Advances from affiliates .................       1,293        92,940         7,924        (102,157)        --
  Dividends paid ...........................        --            --          (4,500)          4,500         --
  Other, net ...............................       1,015          --              (9)           --          1,006
                                               ---------     ---------      --------       ---------    ---------
Net cash provided by (used in)
  financing activities .....................       2,308        97,642       (58,262)        (97,657)     (55,969)
                                               ---------     ---------      --------       ---------    ---------
Net decrease in cash and
  equivalents - continuing operations ......   $(109,430)    $ (17,299)     $   (625)      $    --      $(127,354)
                                               ---------     ---------      --------       ---------    ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)



6.  Supplemental Guarantor Information (continued)


              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1997


                                                           Unconsolidated
                                              -----------------------------------------
                                                                                                       Consolidated
                                                 Pulte       Guarantor    Non-Guarantor   Eliminating     Pulte
                                              Corporation   Subsidiaries  Subsidiaries      Entries    Corporation
                                              -----------   ------------  -------------   ----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income (loss) from discontinued
        operations .........................   $   1,003      $   --        $   (717)       $ 717        $   1,003
  Change in deferred income taxes ..........        (635)         --            --           --               (635)
  Equity in income of subsidiaries .........         717          --            --           (717)            --
  Change in income taxes ...................         133          --            --           --                133
  Other changes, net .......................      (1,218)         --             623         --               (595)
Cash flows from investing activities:
  Purchase of securities available-
       for-sale ............................        --            --         (12,828)        --            (12,828)
  Principal payments of mortgage-backed
       securities ..........................        --            --           7,539         --              7,539
  Net proceeds from sale of investment .....        --            --           2,330         --              2,330
  Decrease in Covered Assets and FRF
       receivables .........................        --            --          30,646         --             30,646
Cash flows from financing activities:
  Increase in deposit liabilities ..........        --            --          (9,347)        --             (9,347)
  Repayment of borrowings ..................        --            --         (31,560)        --            (31,560)
  Increase in FHLB advances ................        --            --          13,000         --             13,000
                                               ---------      --------      --------        -----        ---------

Net decrease in cash and equivalents-
  discontinued operations ..................        --            --            (314)        --               (314)
                                               ---------      --------      --------        -----        ---------
Net decrease in cash and equivalents .......    (109,430)      (17,299)         (939)        --           (127,668)
Cash and equivalents at beginning of
  period ...................................     114,585        71,599         6,018         --            192,202
                                               ---------      --------      --------        -----        ---------
Cash and equivalents at end of period ......   $   5,155      $ 54,300      $  5,079        $--          $  64,534
                                               =========      ========      ========        =====        =========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three month periods ended March 31, 1998 and 1997 is as follows:

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                   1998       1997
                                                   ----       ----
Pre-tax income (loss):
   Homebuilding operations ..................   $ 19,759    $ 7,915
   Financial Services operations ............      2,388         78
   Corporate ................................     (4,295)    (5,986)
                                                --------    -------
Pre-tax income from continuing operations ...     17,852      2,007
Income taxes ................................     (6,962)      (773)
                                                --------    -------
Income from continuing operations ...........     10,890      1,234
Income from discontinued operations .........        371      1,003
                                                --------    -------
Net income ..................................   $ 11,261    $ 2,237
                                                ========    =======
Per share data - assuming dilution:
   Income from continuing operations ........   $    .50    $   .05
   Income from discontinued operations ......        .02        .04
                                                --------    -------
   Net income ...............................   $    .52    $   .09
                                                ========    =======

A comparison of pre-tax income (loss) for the three months ended March 31, 1998 and 1997 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased $11,844, or 150%, over the comparable 1997 period. This increase is primarily the result of a dramatic improvement in domestic homebuilding operations for which pre-tax income increased $11,359, to $20,355, for the first quarter of 1998. A 14% increase in domestic unit settlements, coupled with a 50 basis point improvement in gross margins and a 230 basis point improvement in selling, general and administrative expense leverage, were responsible for this increase in domestic homebuilding pre-tax income.

o Pre-tax income of the Company's financial services business segment increased $2,310, substantially above the amount recognized for the first three months of 1997. This increase is entirely attributable to the Company's mortgage banking operation which benefited from a 38% increase in mortgage origination volume, providing a 60% increase in origination fees and a 51% increase in pricing and marketing gains, and a 9% decrease in operating expenses. Operating costs per mortgage origination reflect improved leverage, declining by 32% from first quarter 1997 levels.

o Pre-tax loss of the Company's corporate business segment decreased $1,691, or 28%, from the first three months of 1997. This is primarily the result of the gain recognized from the sale of the Company's interest in Expression Homes offset by a significant increase in net interest expense associated with the issuance of $150,000 of Senior Notes during the fourth quarter of 1997.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Restructuring:

During the fourth quarter of 1997, a pre-tax charge of $20,000 was recorded in connection with the reorganization of the Company's operations. This reorganization entailed:

o the realignment of homebuilding operations into business lines which focus on specific customer segments;

o the creation of a mortgage applications center, which increased overhead leverage by moving Pulte Mortgage's loan officers from field branches to a central location in Denver, Colorado; and

o    the right-sizing of its workforce on a company-wide basis.

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.56 per diluted share. As of March 31, 1998, the Company has severed employment with approximately 120 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1997 to March 31, 1998:

                                          Balance at     1998     Balance at
                                         December 31,   Reserve    March 31,
Type of Cost                                 1997        Uses       1998
------------                             ------------   -------   ----------
Homebuilding operations:
   Employee separation and other .....     $ 6,057       $1,630     $4,427
   Other .............................         900          242        658
                                           -------       ------     ------
                                             6,957        1,872      5,085
                                           -------       ------     ------
Mortgage Banking operations:
   Employee separation and other .....       1,177          328        849
   Other .............................         280           68        212
                                           -------       ------     ------
                                             1,457          396      1,061
                                           -------       ------     ------
Corporate:
   Employee separation and other .....       2,530          750      1,780
                                           -------       ------     ------
                                           $10,944       $3,018     $7,926
                                           =======       ======     ======


Management believes that the remaining reserves for business restructuring costs are adequate to complete its plan and that a substantial portion of the remaining accrual will be utilized during 1998.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

During 1997, the Company reorganized its homebuilding operations into three distinct business lines; Domestic, International, and Active Adult.

o Domestic Homebuilding operations represent Pulte's primary business line and are conducted in 40 markets, located throughout 27 states. Domestic Homebuilding product offerings focus primarily on the first-time and move-up buyer segments, as well as Canterbury Communities (affordable, site-built housing).

o International Homebuilding operations are conducted in Puerto Rico, through a Pulte subsidiary, and in Mexico through Pulte-affiliated entities. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico. The Company has several agreements in place with multi-national corporations to support social interest housing in Mexico.

o Active Adult Homebuilding operations through March 25, 1998, were conducted through Pulte subsidiaries. On March 25, 1998, the Company announced the formation of a new venture in which both the Company and Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, have committed investment capital for the purpose of acquiring and developing major active adult residential communities. In an initial transaction, the venture purchased and will continue to develop four of the Company's existing active adult communities. Both the Company and BRE maintain a 50% ownership interest in this new venture. Active Adult homebuilding operations focus on the development of amenitized age-targeted or age-restricted communities appealing to a growing demographic group in their pre-retirement/retirement years.

Certain operating data relating to the Company's homebuilding operations for the three months ended March 31, 1998 and 1997, are as follows:

                                                  Three Months Ended
                                                       March 31,
                                                 --------------------
                                                   1998        1997
                                                   ----        ----
Pre-tax income (loss):
   Homebuilding operations:
      Domestic ...............................   $ 20,355    $ 8,996
      International ..........................        864       (215)
      Active Adult ...........................     (1,460)      (866)
                                                 --------    -------
      Total Homebuilding operations ..........   $ 19,759    $ 7,915
                                                 ========    =======

Pulte and Pulte-affiliate settlements - units:
   Domestic ..................................      2,980      2,604
                                                 --------    -------
   International:
      Pulte ..................................         52         53
      Pulte-affiliated entities ..............      1,410        557
                                                 --------    -------
        Total International ..................      1,462        610
                                                 --------    -------
   Active Adult:
      Pulte ..................................         64         41
      Pulte-affiliated entity ................         16       --
                                                 --------    -------
        Total Active Adult ...................         80         41
                                                 --------    -------
      Total Pulte and Pulte-affiliate
        settlements - units ..................      4,522      3,255
                                                 ========    =======

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The domestic homebuilding business line represents the Company's core business. Operations are conducted in 40 markets, located throughout 27 states, and are organized into nine regions as follows:

Pulte Home East:
----------------
    Mid-Atlantic Region       Connecticut, Delaware, Maryland, Massachusetts,
                              New Jersey, New Hampshire,
                              Pennsylvania, Rhode Island, Virginia
    Southeast Region          Georgia, North Carolina, South Carolina
    Florida Region            Florida

Pulte Home Central:
-------------------
    Great Lakes Region        Indiana, Michigan, Missouri, Ohio, Kansas
    Midwest Region            Illinois, Minnesota, Wisconsin
    Texas Region              Texas

Pulte Home West:
----------------
    Southwest Region          Arizona, Nevada
    Rocky Mountain Region     Colorado, Utah
    California Region         California

No one individual market within the 40 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three month period ended March 31, 1998.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three month periods ended March 31, 1998 and 1997.

                                             Three Months Ended
                                                   March 31,
                                             ------------------
                                              1998       1997
                                              ----       ----
Unit settlements:
  Pulte Home East ......................      1,428      1,275
  Pulte Home Central ...................        813        721
  Pulte Home West ......................        739        608
                                           --------   --------
                                              2,980      2,604
                                           ========   ========
Net new orders - units:
  Pulte Home East ......................      2,209      1,803
  Pulte Home Central ...................      1,718      1,258
  Pulte Home West ......................      1,006        906
                                           --------   --------
                                              4,933      3,967
                                           ========   ========
Net new orders - dollars ...............   $857,000   $644,000
                                           ========   ========
Backlog - units:
  Pulte Home East ......................      2,341      2,144
  Pulte Home Central ...................      1,921      1,517
  Pulte Home West ......................      1,084        945
                                           --------   --------
                                              5,346      4,606
                                           ========   ========
Backlog at March 31 - dollars ..........   $979,000   $803,000
                                           ========   ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Net new orders increased during the first quarter of 1998 by 966 units, or approximately 24%, over the first quarter of 1997 to a Company record of 4,933 units. Contributing to a majority of this increase were Pulte markets in the Southeast, Mid-Atlantic, Texas, Great Lakes, California, and Midwest Regions. In general, macro-economic and weather conditions favorably affected the new order environment during the first quarter of 1998.

Unit settlements during the three months ended March 31, 1998, increased approximately 14% from the comparable prior year period, to 2,980 units. This is due primarily to the 5% higher unit backlog noted at December 31, 1997 from the backlog at December 31, 1996. Positive comparisons between the three month periods ended March 31, 1998 and 1997 were noted for Pulte markets in the Southeast, Southwest, California, and Midwest Regions.

As a result of the favorable environment surrounding new orders during the first quarter of 1998, unit backlog at March 31, 1998 increased by 740 units, or approximately 16%, from the balance noted at March 31, 1997, and increased by 1,953 units, or approximately 58%, from unit backlog at December 31, 1997.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three month periods ended March 31, 1998 and 1997:

                                                       Three Months Ended
                                                           March 31,
                                                       ------------------
                                                        1998        1997
                                                        ----        ----
   Revenues........................................  $ 495,367    $ 414,315
   Cost of sales...................................   (419,117)    (352,456)
   Selling, general and administrative expense.....    (50,958)     (52,383)
   Interest (a)....................................     (3,886)      (3,352)
   Other income (expense), net.....................     (1,051)       2,872
                                                     ---------    ---------
   Pre-tax income..................................  $  20,355    $   8,996
                                                     =========    =========
   Average sales price.............................  $     166    $     159
                                                     =========    =========

(a)The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 15.4% for the three month period ended March 31, 1998, compared with 14.9% in the similar period of the prior year. This favorable comparison between quarters is the result of the favorable market demand conditions which were present during the latter portion of 1997, as well as results from the Company's ongoing process improvement initiatives which are aimed towards reducing the component costs of house construction. These initiatives continue to provide margin improvement on a sequential-period basis as indicated in the improvement from 14.9% gross margins realized for the fourth quarter of 1997.

During the first three months of 1998, selling, general and administrative expenses (SG&A) began to reflect savings from the corporate reorganization effected in the second half of 1997. During the first quarter of 1998, the absolute amount of SG&A decreased $1,425, or 3%, from prior year levels while SG&A as a percentage of sales revenues declined from 12.6% for the three months ended March 31, 1997, to 10.3% for the three months ended March 31, 1998, a 230 basis-point improvement.

Other income, net, includes gains on land sales and other homebuilding-related expenses. Other income, net, has also historically included the net operating results of Pulte's Builder Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. For the three months ended March 31, 1998, other income, net, was unfavorably impacted by results attributable to BSL. In the first quarter of 1998, Pulte recognized a loss from operations and sales transaction costs aggregating $1,700 as compared to profit from operations of $1,800 for the comparative period.

The average selling price during the three month period ended March 31, 1998 was $166, a 4% increase from the average selling price of $159 in the comparable period of the prior year. The average selling price for the fourth quarter of 1997 was $166. Changes in average selling price are primarily due to the mix of product closed during a period.

Information related to interest in inventory is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         1998       1997
                                                         ----       ----
Interest in inventory at beginning of period.......    $14,719   $12,846
Interest capitalized...............................      5,049     4,151
Interest expensed  ................................     (3,886)   (3,352)
                                                       -------   -------
Interest in inventory at end of period.............    $15,882   $13,645
                                                       =======   =======

At March 31, 1998, Pulte's domestic homebuilding operations controlled approximately 46,600 lots, of which approximately 26,700 lots were owned and approximately 19,900 lots were controlled through option agreements.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are conducted in Puerto Rico, through a Pulte subsidiary, and in Mexico through three joint venture investments owned by a foreign subsidiary.

The following table presents selected financial data for Pulte's international homebuilding operations for the three month periods ended March 31, 1998 and 1997.

                                                          Three Months Ended
                                                              March 31,
                                                          ------------------
                                                           1998      1997
                                                           ----      ----
   Pre-tax income (loss):
         Revenues......................................  $  4,116  $  3,248
         Cost of sales.................................    (3,572)   (2,798)
         Selling, general and administrative expense...    (1,293)     (758)
         Other income, net.............................        12         3
         Equity in income of Mexico operations.........     1,601        90
                                                          -------   -------
         Pre-tax income (loss).........................   $   864   $  (215)
                                                          =======   =======
         Unit settlements:
           Pulte.......................................        52        53
           Pulte-affiliated entities...................     1,410       557
                                                          -------   -------
             Total Pulte and Pulte-affiliates..........     1,462       610
                                                          =======   =======

Pre-tax income of the Company's international operations improved by $1,079 as a result of an $1,511 increase in the equity in income from the Mexico joint venture operations. This improvement is principally due to a 50% increase in the number of unit closings relating to the Company's housing agreement with Delphi Automotive Systems, a division of General Motors Corporation (GM).

In early 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $1,600 as of March 31, 1998. The Company intends to liquidate the Monterrey assets (2 communities) in the normal course of business. The Company's Juarez joint venture is currently developing communities in the cities of Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros. During 1996, the Company announced that its Juarez joint venture had entered into two separate agreements to construct homes in Mexico; one with GM and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. (Sony). The Company's net investment in the Juarez joint venture approximated $17,000 as of March 31, 1998. The Company is a party to a joint venture to build 50 upper income housing units in Mexico City which are expected to close by the end of 1998. The Company's net investment in this joint venture approximated $600 as of March 31, 1998.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Active Adult Homebuilding operations through March 25, 1998, were conducted through Pulte subsidiaries. On March 25, 1998, the Company announced the formation of a new venture in which both the Company and Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, have committed investment capital for the purpose of acquiring and developing major active adult residential communities. In an initial transaction, the venture purchased and will continue to develop four of the Company's existing active adult communities. Both the Company and BRE maintain a 50% ownership interest in this new venture. Active Adult homebuilding operations focus on the development of amenitized age-targeted or age-restricted communities appealing to a growing demographic group in their pre-retirement/retirement years.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three month periods ended March 31, 1998 and 1997. The three month period ended March 31, 1998, includes the operating results of the Company's subsidiaries from January 1, 1998, through March 25, 1998, and the operating results of the joint venture entity from March 26, 1998 through March 31, 1998.

                                                       Three Months Ended
                                                            March 31,
                                                     --------------------
                                                        1998        1997
                                                        ----        ----
Pre-tax income (loss):
   Revenues ......................................   $  9,152    $  5,652
   Cost of sales .................................     (7,311)     (4,751)
   Selling, general and administrative expense ...     (3,598)     (1,726)
   Other income, net .............................       (267)        (41)
   Equity in income of joint venture .............        564        --
                                                     --------    --------
   Pre-tax income (loss) .........................   $ (1,460)   $   (866)
                                                     ========    ========

Pulte and Pulte-affiliate:
   Average sales price ...........................   $    171    $    138
                                                     ========    ========
   Unit settlements ..............................         80          41
                                                     ========    ========
   Net new orders - units ........................        215         121
                                                     ========    ========
   Net new orders - dollars ......................   $ 39,500    $ 16,200
                                                     ========    ========
   Backlog - units ...............................        249         186
                                                     ========    ========
   Backlog - dollars .............................   $ 44,600    $ 26,200
                                                     ========    ========

Net new orders increased during the first quarter of 1998 by 94 units. These units primarily relate to two communities for which sales operations had not yet commenced in the comparable prior year period. Unit settlements for the three months ended March 31, 1998 increased by 39 units from the first quarter of 1997, primarily as a result of one community which recognized its first closings during the 1998 period. Sixteen of the unit settlements reported are attributable to the 5 days of operations of the new joint venture. The increased revenues and cost of sales are the result of the increased unit settlements and a higher average selling price. Selling, general and administrative expenses increased during the first quarter of 1998 principally due to costs associated with starting up operations at two new communities. The increases in average selling price and average selling price in backlog are due to the mix of products sold and communities operating in each respective period. Equity in income of joint venture represents the income recognized by the Company during the first quarter of 1998 relating to the operations of the joint venture entity.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (Pulte Mortgage), the Company's mortgage banking subsidiary, and to a limited extent by Pulte Financial Companies, Inc.
(PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations for the three month periods ended March 31, 1998 and 1997, is as follows:

                                                 Three Months Ended
                                                       March 31,
                                                 ------------------
                                                  1998      1997
                                                  ----      ----
   Pre-tax income (loss):
      Mortgage banking ......................    $ 2,411    $ 120
      Financing activities ..................        (23)     (42)
                                                 -------    -----
        Pre-tax income ......................    $ 2,388    $  78
                                                 =======    =====

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                   1998         1997
                                                ---------    ---------
Total originations:
     Loans ..................................       2,372        1,827
                                                =========    =========
     Principal ..............................   $ 305,400    $ 221,100
                                                =========    =========
Originations for Pulte customers:
     Loans ..................................       1,795        1,467
                                                =========    =========
     Principal ..............................   $ 234,900    $ 184,800
                                                =========    =========

Mortgage origination volume for the three months ended March 31, 1998, increased 38% compared to the similar 1997 period. This increase was primarily the result of increased loan originations for Pulte customers and increased volume of refinancings. The volume of originations for Pulte customers decreased to 76% of total originations for the three months ended March 31, 1998, from 80% of total originations for the similar period of 1997. This decrease is the result of the increased volume of refinancings during the first quarter of 1998. Pulte Mortgage continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard. At March 31, 1998, loan application backlog increased 32% to $459,000 compared with $294,000 at December 31, 1997, and $347,000 at March 31, 1997.

During the first three months of 1998, origination fees increased $333 and pricing and marketing gains increased $2,040 from the comparable period of the prior year due to an increase in servicing retained originations. Net interest income decreased $256 during the first three months of 1998 primarily due to the payment of dividends in excess of current earnings by Pulte Mortgage to Pulte and due to the flattening of the yield curve during the latter half of 1997. Pulte Mortgage's operating expenses decreased $435 during the first quarter of 1998 primarily as a result of the mortgage operations center and mortgage application center initiatives implemented during late 1996 and 1997, respectively. Pulte Mortgage believes that these new processes will speed up the loan approval process while lowering its total cost from application to closing.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such subsidiaries have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At March 31, 1998, one bond series with a principal amount of $35,427 was outstanding. For the three months ended March 31, 1998, PFCI's pre-tax operating loss was $23. This compares to a pre-tax loss of $42 for the comparable period of 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

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

The following table presents corporate results of operations for the three month periods ended March 31, 1998 and 1997:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998        1997
                                                       ----        ----
  Net interest expense.............................   $3,464     $ 2,443
  Other corporate expenses, net....................      831       3,543
                                                      ------     -------
  Loss before income taxes.........................   $4,295     $ 5,986
                                                      ======     =======

The decrease in pre-tax loss for the three month period ended March 31, 1998, is primarily due to the net of the following:

o recognition of a one-time gain of $5,000 from the sale of the Company's interest in Expression Homes;

o an increase in net interest expense associated with the issuance of $150,000 of 7.625% Senior Notes, due 2017, during the fourth quarter of 1997; and

o provisions for the write-down of certain projects and alternative building component investments.


Liquidity and Capital Resources :

Continuing Operations:

The Company's net cash flows from operating activities increased from a use of $73,481 for the three months ended March 31, 1997, to source of $110,307 for the three months ended March 31, 1998. This is principally due to an approximately $120,000 decrease in the level of net cash investment in inventories as compared to the 1997 period and an approximately $61,000 decrease in other assets resulting from the proceeds from the sale of BSL and the proceeds from the sale of one-half of the Company's interest in certain Active Adult communities to the new Pulte / Blackstone joint venture. Net cash provided by investing activities decreased from $2,096 for the three months ended March 31, 1997 to $1,759 for the three months ended March 31, 1998. The Company's net cash used in financing activities decreased from $55,969 for the three months ended March 31,1997, to $54,293 for the three months ended March 31, 1998.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources  (continued):

Continuing Operations (continued):

At March 31, 1998, the Company had cash and equivalents of $302,929 and total long-term indebtedness of $607,988. The Company's total indebtedness includes $487,351 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte non-recourse and limited recourse debt of $30,274 and $26,771, respectively, $5,760 of First Heights' advances and $35,427 of mortgage-backed bonds payable for PFCI.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $210,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at March 31, 1998, consisted of $20,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. During the remainder of 1998, management anticipates that homebuilding and corporate working capital requirements, as well as cash payments associated with the Company's restructuring plan, will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $210,000 unsecured revolving credit facility during the first quarter of 1998 and no balance was outstanding at March 31, 1998. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 1998, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $121,310 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at March 31, 1998. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

Discontinued Operations:

Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FRF are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company is currently negotiating and involved in litigation with the FDIC. Although there is no certainty as to the time frame for resolution of these matters, the Company believes that they might be resolved within the next twelve months. At March 31, 1998, the Company had a remaining investment in First Heights of approximately $26,000.

Forward-Looking Statements:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.

                         PART II. OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          Exhibit number and description                         Page Number
                                                                 -----------
          (11)     Statement Regarding Computation of
                     Per Share Earnings                              32

          (27)     Financial Data Schedule

          Allother exhibits are omitted from this report because they are not applicable.



          Reports on Form 8-K during the quarter ended March 31, 1998

          Form 8-K dated March 20, 1998:

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



                                     PULTE CORPORATION




                                     /s/ ROGER A CREGG
                                     ---------------------------------
                                     Roger A. Cregg
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)


                                     /s/ VINCENT J. FREES
                                     ---------------------------------
                                     Vincent J. Frees
                                     Vice President and Controller
                                     (Principal Accounting Officer)

                                     Date: May 15, 1998