Form 10-Q
period 1998-06-30
PULTE CORP
filed 1998-08-13
CIK 822416

==============================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1998
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES __ X __    NO _______

Number of shares of common stock outstanding as of July 31, 1998:  43,115,080


                               Total pages: 40
                           Listing of exhibits: 36

=============================================================================

                              PULTE CORPORATION

                                    INDEX

                                                                                        Page No.
                                                                                        --------
PART I     FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets, June 30, 1998 and December 31, 1997..........       3

Condensed Consolidated Statements of Income, Three and Six Months Ended
 June 30, 1998 and 1997.............................................................       4

Condensed Consolidated Statement of Shareholders' Equity, Six Months Ended
 June 30, 1998......................................................................       5

Condensed Consolidated Statements of Cash Flows, Six Months Ended
 June 30, 1998 and 1997.............................................................       6

Notes to Condensed Consolidated Financial Statements................................       8

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................................       23


PART II  OTHER INFORMATION
Item 4   Submission of Matters to a Vote of Security Holders........................       36

Item 5   Other Information..........................................................       36

Item 6   Exhibits and Reports on Form 8-K...........................................       36


SIGNATURES..........................................................................       38

                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                                               June 30,         December 31,
                                                                                 1998              1997
                                                                             -----------       ------------
                                                                             (Unaudited)          (Note)
ASSETS
Cash and equivalents...................................................      $   279,901       $   245,156
Unfunded settlements...................................................           56,242            69,768
House and land inventories.............................................        1,196,552         1,141,952
Mortgage-backed and related securities.................................           34,422            39,467
Residential mortgage loans and other securities available-for-sale.....          164,429           185,018
Other assets...........................................................          334,272           358,464
Discontinued operations................................................          134,257           110,940
                                                                             -----------       -----------
                                                                             $ 2,200,075       $ 2,150,765
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities, including book
       overdrafts of $80,140 and $84,623 in 1998 and 1997,
       respectively...................................................       $   508,588       $   497,733
    Collateralized short-term debt, recourse solely to applicable
       subsidiary assets...............................................          147,164           162,707
    Mortgage-backed bonds, recourse solely to applicable
       subsidiary assets...............................................           33,083            37,413
    Income taxes.......................................................           12,016            13,001
    Subordinated debentures and senior notes...........................          539,501           546,900
    Discontinued operations............................................          102,966            80,174
                                                                             -----------       -----------
       Total liabilities...............................................        1,343,318         1,337,928
Shareholders' equity...................................................          856,757           812,837
                                                                             -----------       -----------
                                                                             $ 2,200,075       $ 2,150,765
                                                                             ===========       ===========

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

                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)



                                                             Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                           -----------------------    -------------------------
                                                              1998          1997          1998          1997
                                                           ----------   ----------    -----------   -----------
Revenues:
   Homebuilding......................................      $  663,554   $  567,135    $ 1,172,189   $   990,350
   Mortgage banking and financing, interest and other          11,377        6,925         19,736        13,652
   Corporate ........................................           4,766        2,255          8,343         4,013
                                                           ----------   ----------    -----------   -----------
             Total revenues..........................         679,697      576,315      1,200,268     1,008,015
                                                           ----------   ----------    -----------   -----------
Expenses:
   Homebuilding, principally cost of sales...........         621,262      540,059      1,112,303       955,449
   Mortgage banking and financing, interest and other           7,817        6,574         13,788        13,223
   Corporate, net....................................          12,170        8,378         20,042        16,122
                                                           ----------   ----------    -----------   -----------
             Total expenses..........................         641,249      555,011      1,146,133       984,794
                                                           ----------   ----------    -----------   -----------
Other income:
   Equity in income (loss) of Pulte-affiliates.......             248         (700)         2,413          (610)
                                                           ----------   ----------    -----------   -----------
Income from continuing operations before income
   taxes.............................................          38,696       20,604         56,548        22,611
Income taxes ........................................          15,090        7,932         22,052         8,705
                                                           ----------   ----------    -----------   -----------
Income from continuing operations....................          23,606       12,672         34,496        13,906
Income from discontinued thrift operations,
   net of income taxes...............................             238        1,201            609         2,204
                                                           ----------   ----------    -----------   -----------
Net income   ........................................      $   23,844   $   13,873    $    35,105   $    16,110
                                                           ==========   ==========    ===========   ===========

Per share data:
   Basic:
     Income from continuing operations...............      $      .55   $      .30    $       .81   $       .31
     Income from discontinued operations.............              --          .02            .01           .05
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .55   $      .32    $       .82   $       .36
                                                           ==========   ==========    ===========   ===========
   Assuming dilution:
     Income from continuing operations...............      $      .54   $      .29    $       .79   $       .31
     Income from discontinued operations.............              --          .03            .02           .05
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .54   $      .32    $       .81   $       .36
                                                           ==========   ==========    ===========   ===========
   Cash dividends declared...........................      $      .04   $      .03    $       .07   $       .06
                                                           ==========   ==========    ===========   ===========
   Number of shares used in calculation:
     Basic:
     Weighted-average common shares outstanding......          43,039       42,764         42,815        44,668
     Assuming dilution:
        Effect of dilutive securities - stock options             913          252            793           312
                                                           ----------   ----------    -----------   -----------
        Adjusted weighted-average common shares
             and effect of dilutive securities.......          43,952       43,016         43,608        44,980
                                                           ==========   ==========    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                         Additional
                                                Common     Paid-in     Unrealized   Retained
                                                Stock      Capital        Gains     Earnings       Total
                                                ------   ----------    ----------   --------       -----
Shareholders' Equity, December 31, 1997 ...   $     213   $  61,835    $   1,687    $ 749,102    $ 812,837
Exercise of stock options .................           3       7,861           --           --        7,864
Cash dividends declared ...................          --          --           --       (2,994)      (2,994)
Stock dividend declared ...................         214        (214)          --           --           --
Change in unrealized gains on securities
    available-for-sale, net of income taxes
    of $185 ...............................          --          --         (324)          --         (324)
Shares issued in business acquisition .....           1       4,268           --           --        4,269
Net income ................................          --          --           --       35,105       35,105
                                              ---------   ---------    ---------    ---------    ---------
Shareholders' Equity, June 30, 1998 .......   $     431   $  73,750    $   1,363    $ 781,213    $ 856,757
                                              =========   =========    =========    =========    =========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           -----------------------
                                                                              1998         1997
                                                                           ---------    ----------
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ..................................   $  34,496    $  13,906
    Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
          Amortization, depreciation and other .........................       1,838        3,553
          Deferred income taxes ........................................      (5,908)       5,136
          Increase (decrease) in cash due to:
                  Inventories ..........................................       4,125     (127,455)
                  Residential mortgage loans held for sale .............      20,588       44,290
                  Other assets .........................................      27,860      (35,633)
                  Accounts payable and accrued liabilities .............     (12,318)      (9,710)
                  Income taxes .........................................      13,335       (1,053)
                                                                           ---------    ---------
Net cash provided by (used in) operating activities ....................      84,016     (106,966)
                                                                           ---------    ---------

Cash flows from investing activities:
    Principal payments of mortgage-backed securities ...................       4,517        4,145
    Cash paid for acquisitions, net of cash acquired ...................     (43,969)          --
    Other, net .........................................................        (321)         (71)
                                                                           ---------    ---------
Net cash (used in) provided by investing activities ....................     (39,773)       4,074
                                                                           ---------    ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds ................................      (4,982)      (4,638)
    Proceeds from borrowings ...........................................      15,975      111,166
    Repayment of borrowings ............................................     (23,045)     (36,221)
    Stock repurchases ..................................................          --      (74,595)
    Dividends paid .....................................................      (2,994)      (2,658)
    Other, net .........................................................       5,548        1,959
                                                                           ---------    ---------
Net cash used in financing activities ..................................      (9,498)      (4,987)
                                                                           ---------    ---------
Net increase (decrease) in cash and equivalents - continuing operations    $  34,745    $(107,879)
                                                                           ---------    ---------

                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ----------------------
                                                                              1998         1997
                                                                           ---------    ---------

Discontinued Operations:

Cash flows from operating activities:
    Income from discontinued operations ................................   $     609    $   2,204
    Change in deferred taxes ...........................................      11,824         (727)
    Change in income taxes .............................................     (12,583)         729
    Other changes, net .................................................       6,548       (1,967)
Cash flows from investing activities:
    Purchase of securities available-for-sale ..........................     (21,809)     (12,912)
    Principal payments of mortgage-backed securities ...................      17,384       15,152
    Net proceeds from sale of investments ..............................          --        3,219
    Decrease in Covered Assets and FSLIC Resolution Fund
      (FRF) receivables ................................................      29,741       29,481
Cash flows from financing activities:
    Increase (decrease) in deposit liabilities .........................      25,367       (7,385)
    Repayment of borrowings ............................................     (31,560)     (31,560)
    Increase (decrease) in Federal Home Loan Bank (FHLB) advances ......      (3,100)       3,650
                                                                           ---------    ---------
Net increase (decrease) in cash and equivalents-discontinued operations       22,421         (116)
                                                                           ---------    ---------

Net increase (decrease) in cash and equivalents ........................      57,166     (107,995)
Cash and equivalents at beginning of period ............................     247,308      192,202
                                                                           ---------    ---------

Cash and equivalents at end of period ..................................   $ 304,474    $  84,207
                                                                           =========    =========

Cash - continuing operations ...........................................   $ 279,901    $  81,746
Cash - discontinued operations .........................................      24,573        2,461
                                                                           ---------    ---------
                                                                           $ 304,474    $  84,207
                                                                           =========    =========
Supplemental disclosure of cash flow information-cash paid during the period for:
    Interest, net of amount capitalized;
      Continuing operations ............................................   $  16,947    $   9,988
      Discontinued operations ..........................................         956        1,272
                                                                           ---------    ---------
                                                                           $  17,903    $  11,260
                                                                           =========    =========
    Income taxes .......................................................   $  13,725    $   4,291
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

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.   Basis of presentation and significant accounting policies

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte) and Pulte International Corporation (International). PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company (Pulte Mortgage) which is a subsidiary of Pulte.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain 1997 classifications have been changed to conform with the 1998 presentation.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP requires internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. The Company has adopted, on a prospective basis, the provisions of SOP 98-1 effective January 1, 1998 and, accordingly, has capitalized $750 and $1,450 of such costs during the three and six month periods ended June 30, 1998, respectively. The Company had historically expensed similar costs to operations when they were incurred.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997, and requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income other than net income consists solely of unrealized gains on securities available for sale, net of income tax. The Company's total comprehensive income for the quarters ended June 30, 1998 and 1997 was $23,717 and $14,122, respectively, and for the six months ended June 30, 1998 and 1997 was $34,781 and $16,147, respectively. Such amounts are not significantly different from the respective net incomes.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company has not yet determined what effect Statement No. 133 will have on its earnings and financial position.

2.   Discontinued operations

     Revenues of the Company's discontinued thrift operations for the three and six months ended June 30, 1998 were $1,779 and $3,566, respectively. Revenues for the comparable periods of 1997 were $2,301 and $4,726, respectively. For the three and six months ended June 30, 1998, discontinued thrift operations provided after-tax income of $238 and $609, respectively. After-tax income for the comparable periods of 1997 were $1,201 and $2,204, respectively.

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

     o International Homebuilding, which is engaged in the construction of housing in Puerto Rico and Mexico.

     o Active Adult, which is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre- retirement/retirement years. On March 25, 1998, the Company announced the formation of a new venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major active adult residential communities. In an initial transaction, the venture purchased and will continue to develop four of the Company's existing active adult communities. Both the Company and BRE maintain a 50% ownership interest in this new venture, and as such, the Company accounts for this investment under the equity method of accounting.

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

3.   Segment information (continued)
                                                              Financial
                                          Homebuilding        Services         Corporate          Consolidated
                                          ------------        ---------        ---------          ------------
Six Months Ended June 30, 1998:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $  1,172,189        $  19,736        $    8,343         $ 1,200,268
                                          ============        =========        ==========         ===========
    Income (loss) before income taxes     $     62,299        $   5,948        $  (11,699)        $    56,548
                                          ============        =========        ==========         ===========
Three Months Ended June 30, 1998:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $    663,554        $  11,377        $    4,766         $   679,697
                                          ============        =========        ==========         ===========
    Income (loss) before income taxes     $     42,540        $   3,560        $   (7,404)        $    38,696
                                          ============        =========        ==========         ===========
At June 30, 1998:
    Identifiable assets..........         $  1,466,959        $ 214,475        $  384,384         $ 2,065,818
                                          ============        =========        ==========
    Assets of discontinued operations                                                                 134,257
                                                                                                  -----------
    Total assets.................                                                                 $ 2,200,075
                                                                                                  ===========
Six Months Ended June 30, 1997:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $    990,350        $  13,652        $    4,013         $ 1,008,015
                                          ============        =========        ==========         ===========

    Income (loss) before income taxes     $     34,291        $     429        $  (12,109)        $    22,611
                                          ============        =========        ==========         ===========
Three Months Ended June 30, 1997:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $    567,135        $   6,925        $    2,255         $   576,315
                                          ============        =========         =========         ===========
    Income (loss) before income taxes     $     26,376        $     351        $   (6,123)        $    20,604
                                          ============        =========        ==========         ===========
At June 30, 1997:
    Identifiable assets..........         $  1,480,787        $ 182,143        $  171,051         $ 1,833,981
                                          ============        =========        ==========
    Assets of discontinued operations                                                                 138,682
                                                                                                  -----------
    Total assets.................                                                                 $ 1,972,663
                                                                                                  ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)
                                 (Unaudited)

4.   Acquisitions

     On May 27, 1998, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes for an aggregate purchase price of approximately $58,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included $51,000 of cash paid, approximately $3,000 of liabilities assumed and the issuance of 153,570 shares of the Company's common stock. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. The Company has included the operating results of Radnor Homes since the acquisition in its consolidated results of operations.

     On July 1, 1998, the Company acquired all of the outstanding stock and membership interests in certain closely-held businesses of Florida-based DiVosta and Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which will be recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note.


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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.   Commitments and contingencies (continued)

     On March 5, 1998, the Company reported that an opinion and order had been issued by the United States District Court (the "Court") which resolved by summary judgment four of the interpretational issues which had been raised in the District Court Case. On three issues, the Court ruled in favor of the FDIC, and on one issue, the Court ruled in favor of the Company. On March 17, 1998, the Court resolved by summary judgment two additional interpretational issues in the District Court Case. On both issues the Court ruled in favor of the FDIC. The Company vigorously disagrees with all of the Court's rulings in favor of the FDIC and intends to appeal if these rulings become part of any final judgment. The Company believes that if it was unsuccessful on appeal and if all other issues in such litigation were resolved in favor of the FDIC, the Company would, at such time, take an after-tax charge against discontinued operations in an amount which would range from a nominal amount to as much as $40,000. The Company does not believe that the claims in the Court of Federal Claims Case are affected by the rulings in the District Court Case.


6.   Supplemental guarantor information

     The Company has the following outstanding Senior Note obligations: (1) $100,000, 7%, due 2003, (2) $115,000, 8.375%, due 2004, (3) $125,000,
     7.3%, due 2005, and (4) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned domestic and active adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International, Pulte Mortgage, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1998

                                                          Unconsolidated
                                            ----------------------------------------                  Consolidated
                                               Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                            Corporation   Subsidiaries  Subsidiaries     Entries      Corporation
                                            -----------   ------------  ------------   -----------    -----------
ASSETS

Cash and equivalents ....................   $   225,706   $    49,292   $     4,903    $        --    $   279,901
Unfunded settlements ....................            --        55,946           296             --         56,242
House and land inventories ..............            --     1,185,006        11,546             --      1,196,552
Mortgage-backed and related securities ..            --            --        34,422             --         34,422
Residential mortgage loans and other
  securities available-for-sale .........            --            --       164,429             --        164,429
Land held for sale and future development            --        32,058            --             --         32,058
Other assets ............................        23,158       116,621        58,827             --        198,606
Deferred income taxes ...................       104,479            --          (871)            --        103,608
Discontinued operations .................            --            --       134,257             --        134,257
Investment in subsidiaries ..............       914,003        13,135       902,092     (1,829,230)            --
Advances receivable - subsidiaries ......       169,823            --        21,370       (191,193)            --
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,437,169   $ 1,452,058   $ 1,331,271    $(2,020,423)   $ 2,200,075
                                            ===========   ===========   ===========    ===========    ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    59,616   $   382,528   $    66,444    $        --    $   508,588
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --       147,164             --        147,164
Mortgage-backed bonds, recourse solely to
  applicable subsidiary assets ..........            --            --        33,083             --         33,083
Income taxes ............................        12,016            --            --             --         12,016
Subordinated debentures and senior notes        487,399        52,102            --             --        539,501
Discontinued operations .................            --            --       102,966             --        102,966
Advances payable - subsidiaries .........        21,381       135,197        34,615       (191,193)            --
                                            -----------   -----------   -----------    -----------    -----------
      Total liabilities .................       580,412       569,827       384,272       (191,193)     1,343,318
Shareholders' equity ....................       856,757       882,231       946,999     (1,829,230)       856,757
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,437,169   $ 1,452,058   $ 1,331,271    $(2,020,423)   $ 2,200,075
                                            ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1997

                                                          Unconsolidated
                                             -----------------------------------------                 Consolidated
                                                Pulte       Guarantor    Non-Guarantor  Eliminating       Pulte
                                             Corporation  Subsidiaries   Subsidiaries     Entries      Corporation
                                             -----------  ------------   -------------  -----------    -----------
ASSETS

Cash and equivalents .....................   $   195,946   $    46,466   $     2,744    $        --    $   245,156
Unfunded settlements .....................            --        69,768            --             --         69,768
House and land inventories ...............            --     1,141,952            --             --      1,141,952
Mortgage-backed and related securities ...            --            --        39,467             --         39,467
Residential mortgage loans and other
   securities available-for-sale .........            --            --       185,018             --        185,018
Land held for sale and future development             --        24,984            --             --         24,984
Other assets .............................        18,305       164,032        41,804             --        224,141
Deferred income taxes ....................       110,395            --        (1,056)            --        109,339
Discontinued operations ..................            --            --       110,940             --        110,940
Investment in subsidiaries ...............       970,897        11,890       995,248     (1,978,035)            --
Advances receivable - subsidiaries .......       100,663            --        20,517       (121,180)            --
                                             -----------   -----------   -----------    -----------    -----------
                                             $ 1,396,206   $ 1,459,092   $ 1,394,682    $(2,099,215)   $ 2,150,765
                                             ===========   ===========   ===========    ===========    ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
   liabilities ...........................   $    58,470   $   390,397   $    48,866    $        --    $   497,733
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets             --            --       162,707             --        162,707
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets             --            --        37,413             --         37,413
Income taxes .............................        13,001            --            --             --         13,001
Subordinated debentures and senior notes..       487,303        59,597            --             --        546,900
Discontinued operations ..................            --            --        80,174             --         80,174
Advances payable - subsidiaries ..........        24,595        61,994        34,591       (121,180)            --
                                             -----------   -----------   -----------    -----------    -----------
      Total liabilities ..................       583,369       511,988       363,751       (121,180)     1,337,928
Shareholders' equity .....................       812,837       947,104     1,030,931     (1,978,035)       812,837
                                             -----------   -----------   -----------    -----------    -----------
                                             $ 1,396,206   $ 1,459,092   $ 1,394,682    $(2,099,215)   $ 2,150,765
                                             ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Six months ended June 30, 1998

                                                             Unconsolidated
                                                -------------------------------------------                Consolidated
                                                   Pulte         Guarantor    Non-Guarantor  Eliminating       Pulte
                                                Corporation    Subsidiaries   Subsidiaries     Entries      Corporation
                                                -----------    ------------   -------------  -----------   ------------
Revenues:
  Homebuilding ..............................   $        --    $ 1,165,695    $     6,494    $        --    $ 1,172,189
  Mortgage banking and financing,
      interest and other ....................            --             --         19,736             --         19,736
  Corporate .................................         5,613          1,031          1,699             --          8,343
                                                -----------    -----------    -----------    -----------    -----------
Total revenues ..............................         5,613      1,166,726         27,929             --      1,200,268
                                                -----------    -----------    -----------    -----------    -----------

Expenses:
  Homebuilding:
      Cost of sales .........................            --        984,336          5,720             --        990,056
      Selling, general and administrative and
      other expense .........................           558        119,655          2,034             --        122,247
  Mortgage banking and financing, interest
      and other .............................            --             --         13,788             --         13,788
  Corporate, net ............................        20,013         (2,668)         2,697             --         20,042
                                                -----------    -----------    -----------    -----------    -----------
Total expenses ..............................        20,571      1,101,323         24,239             --      1,146,133
                                                -----------    -----------    -----------    -----------    -----------
Other Income:
Equity in income of Pulte-affiliates ........            --            126          2,287             --          2,413
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................       (14,958)        65,529          5,977             --         56,548
Income taxes (benefit) ......................        (7,391)        26,234          3,209             --         22,052
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...        (7,567)        39,295          2,768             --         34,496
Income  from discontinued operations ........           182             --            427             --            609
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before equity in income
       (loss) of subsidiaries ...............        (7,385)        39,295          3,195             --         35,105
                                                -----------    -----------    -----------    -----------    -----------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................        42,063          3,610         39,169        (84,842)            --
  Discontinued operations ...................           427             --             --           (427)            --
                                                -----------    -----------    -----------    -----------    -----------
                                                     42,490          3,610         39,169        (85,269)            --
                                                -----------    -----------    -----------    -----------    -----------
Net income ..................................   $    35,105    $    42,905    $    42,364    $   (85,269)   $    35,105
                                                ===========    ===========    ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Three months ended June 30, 1998

                                                          Unconsolidated
                                              ----------------------------------------             Consolidated
                                                 Pulte       Guarantor   Non-Guarantor Eliminating     Pulte
                                              Corporation  Subsidiaries  Subsidiaries    Entries    Corporation
                                              -----------  ------------  ------------- ----------- -------------
Revenues:
  Homebuilding ..............................   $      --    $ 661,176    $   2,378    $      --    $ 663,554
  Mortgage banking and financing,
      interest and other ....................          --           --       11,377           --       11,377
  Corporate .................................       3,067           --        1,699           --        4,766
                                                ---------    ---------    ---------    ---------    ---------
Total revenues ..............................       3,067      661,176       15,454           --      679,697
                                                ---------    ---------    ---------    ---------    ---------

Expenses:
  Homebuilding:
      Cost of sales .........................          --      557,908        2,148           --      560,056
      Selling, general and administrative and
          other expense .....................          93       60,051        1,062           --       61,206
  Mortgage banking and financing, interest
      and other .............................          --           --        7,817           --        7,817
  Corporate, net ............................      10,354          520        1,296           --       12,170
                                                ---------    ---------    ---------    ---------    ---------
Total expenses ..............................      10,447      618,479       12,323           --      641,249
                                                ---------    ---------    ---------    ---------    ---------
Other Income:
Equity in income of Pulte-affiliates ........          --         (438)         686           --          248
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................      (7,380)      42,259        3,817           --       38,696
Income taxes (benefit) ......................      (3,919)      17,179        1,830           --       15,090
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...      (3,461)      25,080        1,987           --       23,606
Income (loss) from discontinued operations ..        (123)          --          361           --          238
                                                ---------    ---------    ---------    ---------    ---------
Income (loss) before equity in income
       (loss) of subsidiaries ...............      (3,584)      25,080        2,348           --       23,844
                                                ---------    ---------    ---------    ---------    ---------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................      27,067        2,151       25,518      (54,736)          --
  Discontinued operations ...................         361           --           --         (361)          --
                                                ---------    ---------    ---------    ---------    ---------
                                                   27,428        2,151       25,518      (55,097)          --
                                                ---------    ---------    ---------    ---------    ---------
Net income ..................................   $  23,844    $  27,231    $  27,866    $ (55,097)   $  23,844
                                                =========    =========    =========    =========    =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Six months ended June 30, 1997

                                                             Unconsolidated
                                                 -------------------------------------------                  Consolidated
                                                    Pulte         Guarantor    Non-Guarantor   Eliminating        Pulte
                                                 Corporation    Subsidiaries   Subsidiaries      Entries       Corporation
                                                 -----------    ------------   -------------   -----------     -----------
Revenues:
  Homebuilding ..............................    $        --     $   990,350    $        --     $        --     $   990,350
  Mortgage banking and financing,
      interest and other ....................             --              --         13,652              --          13,652
  Corporate .................................          1,172           2,841             --              --           4,013
                                                 -----------     -----------    -----------     -----------     -----------
Total revenues ..............................          1,172         993,191         13,652              --       1,008,015
                                                 -----------     -----------    -----------     -----------     -----------

Expenses:
  Homebuilding:
      Cost of sales .........................             --         844,693             --              --         844,693
      Selling, general and administrative and
          other expense .....................            327         110,429             --              --         110,756
  Mortgage banking and financing, interest
      and other .............................             --              --         13,223              --          13,223
  Corporate, net ............................         13,767           3,147           (792)             --          16,122
                                                 -----------     -----------    -----------     -----------     -----------
Total expenses ..............................         14,094         958,269         12,431              --         984,794
                                                 -----------     -----------    -----------     -----------     -----------
Other Income:
Equity in income of Pulte-affiliates ........             --              --           (610)             --            (610)
                                                 -----------     -----------    -----------     -----------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................        (12,922)         34,922            611              --          22,611
Income taxes (benefit) ......................         (5,718)         13,866            557              --           8,705
                                                 -----------     -----------    -----------     -----------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...         (7,204)         21,056             54              --          13,906
Income (loss) from discontinued operations ..          3,427              --         (1,223)             --           2,204
                                                 -----------     -----------    -----------     -----------     -----------
Income (loss) before equity in income
       (loss) of subsidiaries ...............         (3,777)         21,056         (1,169)             --          16,110
                                                 -----------     -----------    -----------     -----------     -----------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................         21,110             231         21,056         (42,397)             --
  Discontinued operations ...................         (1,223)             --             --           1,223              --
                                                 -----------     -----------    -----------     -----------     -----------
                                                      19,887             231         21,056         (41,174)             --
                                                 -----------     -----------    -----------     -----------     -----------
Net income ..................................    $    16,110     $    21,287    $    19,887     $   (41,174)    $    16,110
                                                 ===========     ===========    ===========     ===========     ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the Three months ended June 30, 1997

                                                            Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte        Guarantor   Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries      Corporation
                                                 -----------   ------------  -------------   -----------   -------------
Revenues:
  Homebuilding ..............................     $      --      $ 567,135     $      --      $      --      $ 567,135
  Mortgage banking and financing,
      interest and other ....................            --             --         6,925             --          6,925
  Corporate .................................           382          1,873            --             --          2,255
                                                  ---------      ---------     ---------      ---------      ---------
Total revenues ..............................           382        569,008         6,925             --        576,315
                                                  ---------      ---------     ---------      ---------      ---------

Expenses:
  Homebuilding:
      Cost of sales .........................            --        484,688            --             --        484,688
      Selling, general and administrative and
          other expense .....................           167         55,204            --             --         55,371
  Mortgage banking and financing, interest
      and other .............................            --             --         6,574             --          6,574
  Corporate, net ............................         7,006          1,789          (417)            --          8,378
                                                  ---------      ---------     ---------      ---------      ---------
Total expenses ..............................         7,173        541,681         6,157             --        555,011
                                                  ---------      ---------     ---------      ---------      ---------
Other Income:
Equity in income of Pulte-affiliates ........            --             --          (700)            --           (700)
                                                  ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and equity in income
      of subsidiaries .......................        (6,791)        27,327            68             --         20,604
Income taxes (benefit) ......................        (3,248)        10,882           298             --          7,932
                                                  ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...        (3,543)        16,445          (230)            --         12,672
Income (loss) from discontinued operations ..         1,707             --          (506)            --          1,201
                                                  ---------      ---------     ---------      ---------      ---------
Income (loss) before equity in income
       (loss) of subsidiaries ...............        (1,836)        16,445          (736)            --         13,873
                                                  ---------      ---------     ---------      ---------      ---------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................        16,215            193        16,445        (32,853)            --

  Discontinued operations ...................          (506)            --            --            506             --
                                                  ---------      ---------     ---------      ---------      ---------
                                                     15,709            193        16,445        (32,347)            --
                                                  ---------      ---------     ---------      ---------      ---------
Net income ..................................     $  13,873      $  16,638     $  15,709      $ (32,347)     $  13,873
                                                  =========      =========     =========      =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1998

                                                                Unconsolidated
                                                   ------------------------------------------                  Consolidated
                                                      Pulte       Guarantor     Non-Guarantor   Eliminating        Pulte
                                                   Corporation   Subsidiaries   Subsidiaries      Entries       Corporation
                                                   -----------   ------------   -------------   -----------    ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........     $  34,496      $  42,905      $  41,937      $ (84,842)     $  34,496
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
       Equity in income of subsidiaries .......       (42,063)        (3,610)       (39,169)        84,842             --
       Amortization, depreciation and other ...            96          1,491            251             --          1,838
       Deferred income taxes ..................        (5,908)            --             --             --         (5,908)
  Increase (decrease) in cash due to:
    Inventories ...............................            --          2,958          1,167             --          4,125
    Residential mortgage loans
       held for sale ..........................            --             --         20,588             --         20,588
    Other assets ..............................        (4,853)        49,233        (16,520)            --         27,860
    Accounts payable and accrued liabilities ..          (371)       (27,684)        15,737             --        (12,318)
    Income taxes ..............................       (15,207)        28,612            (70)            --         13,335
                                                    ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) operating
  activities ..................................       (33,810)        93,905         23,921             --         84,016
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage backed
      securities ..............................            --             --          4,517             --          4,517
  Dividends received from subsidiaries ........       132,040          4,700        132,040       (268,780)            --
  Cash paid for acquisitions, net of cash
      acquired ................................            --        (43,969)            --             --        (43,969)
  Investment in subsidiary ....................       (32,040)        (2,378)            --         34,418             --
  Advances to affiliates ......................       (40,618)            --           (881)        41,499             --
  Other, net ..................................            --             --           (321)            --           (321)
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ..................................        59,382        (41,647)       135,355       (192,863)       (39,773)
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........            --             --         (4,982)            --         (4,982)
  Proceeds of borrowings ......................            --         15,975             --             --         15,975
  Repayment of borrowings .....................            --         (7,495)       (15,550)            --        (23,045)
  Capital contributions from parent ...........            --         32,040          2,378        (34,418)            --
  Advances from affiliates ....................         1,055         42,022         (1,578)       (41,499)            --
  Dividends paid ..............................        (2,994)      (132,040)      (136,740)       268,780         (2,994)
  Other, net ..................................         6,127             66           (645)            --          5,548
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ........................         4,188        (49,432)      (157,117)       192,863         (9,498)
                                                    ---------      ---------      ---------      ---------      ---------
Net increase in cash and
  equivalents - continuing operations .........     $  29,760      $   2,826      $   2,159      $      --      $  34,745
                                                    ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1998

                                                         Unconsolidated
                                            ------------------------------------------                Consolidated
                                               Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                            Corporation    Subsidiaries   Subsidiaries     Entries     Corporation
                                            -----------    ------------  -------------   -----------   -----------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
       operations .....................     $     609      $      --     $     427      $    (427)     $     609
  Change in deferred income taxes .....        11,824             --            --             --         11,824
  Equity in income of subsidiaries ....          (427)            --            --            427             --
  Change in income taxes ..............       (12,583)            --            --             --        (12,583)
  Other changes, net ..................           577             --         5,971             --          6,548
Cash flows from investing activities:
  Purchase of securities available-
      for-sale ........................            --             --       (21,809)            --        (21,809)
  Principal payments of mortgage-backed
      securities ......................            --             --        17,384             --         17,384
  Decrease in Covered Assets and FRF
      receivables .....................            --             --        29,741             --         29,741
Cash flows from financing activities:
  Increase in deposit liabilities .....            --             --        25,367             --         25,367
  Repayment of borrowings .............            --             --       (31,560)            --        (31,560)
  Decrease in FHLB advances ...........            --             --        (3,100)            --         (3,100)
                                            ---------      ---------     ---------      ---------      ---------

Net increase in cash and equivalents-
  discontinued operations .............            --             --        22,421             --         22,421
                                            ---------      ---------     ---------      ---------      ---------
Net increase in cash and
  equivalents .........................        29,760          2,826        24,580             --         57,166
Cash and equivalents at beginning of
  period ..............................       195,946         46,466         4,896             --        247,308
                                            ---------      ---------     ---------      ---------      ---------
Cash and equivalents at end of period .     $ 225,706      $  49,292     $  29,476      $      --      $ 304,474
                                            =========      =========     =========      =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1997

                                                              Unconsolidated
                                                  ------------------------------------------                   Consolidated
                                                     Pulte        Guarantor    Non-Guarantor    Eliminating        Pulte
                                                  Corporation    Subsidiaries   Subsidiaries      Entries       Corporation
                                                  -----------    ------------   ------------      -------       -----------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........     $  13,906      $  21,159      $  21,110      $ (42,269)     $  13,906
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
       Equity in income of subsidiaries .......       (21,110)          (405)       (20,754)        42,269             --
       Amortization, depreciation and other ...            43          3,210            300             --          3,553
       Deferred income taxes ..................         5,136             --             --             --          5,136
  Increase (decrease) in cash due to:
    Inventories ...............................            --       (127,455)            --             --       (127,455)
    Residential mortgage loans
       held-for-sale ..........................            --             --         44,290             --         44,290
    Other assets ..............................        (4,408)       (18,591)       (12,634)            --        (35,633)
    Accounts payable and accrued liabilities ..        (3,643)        (9,044)         2,977             --         (9,710)
    Income taxes ..............................       (15,477)        13,866            558             --         (1,053)
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ..................................       (25,553)      (117,260)        35,847             --       (106,966)
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of
    mortgage-backed securities ................            --             --          4,145             --          4,145
  Dividends received from subsidiaries ........            --         10,500             --        (10,500)            --
  Investment in subsidiaries ..................            --           (270)            --            270             --
  Advances to affiliates ......................      (120,065)            70           (956)       120,951             --
  Other, net ..................................            --              1            (72)            --            (71)
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ..................................      (120,065)        10,301          3,117        110,721          4,074
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........            --             --         (4,638)            --         (4,638)
  Proceeds from borrowings ....................       107,390          3,776             --             --        111,166
  Repayment of borrowings .....................            --             --        (36,221)            --        (36,221)
  Capital contributions from parent ...........            --             --            270           (270)            --
  Advances from affiliates ....................            34        109,931         10,986       (120,951)            --
  Stock repurchases ...........................       (74,595)            --             --             --        (74,595)
  Dividends paid ..............................        (2,658)            --        (10,500)        10,500         (2,658)
  Other, net ..................................         1,734             --            225             --          1,959
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ........................        31,905        113,707        (39,878)      (110,721)        (4,987)
                                                    ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations .........     $(113,713)     $   6,748      $    (914)     $      --      $(107,879)
                                                    ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1997

                                                          Unconsolidated
                                            -------------------------------------------                  Consolidated
                                               Pulte         Guarantor    Non-Guarantor   Eliminating        Pulte
                                            Corporation    Subsidiaries   Subsidiaries      Entries       Corporation
                                            -----------    ------------   -------------   -----------    -------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ..     $   2,204      $      --     $  (1,223)     $   1,223      $   2,204
  Change in deferred income taxes ......          (727)            --            --             --           (727)
  Equity in loss of subsidiaries .......         1,223             --            --         (1,223)            --
  Change in income taxes ...............           729             --            --             --            729
  Other changes, net ...................        (3,429)            --         1,462             --         (1,967)
Cash flows from investing activities:
  Purchase of securities available-
      for-sale .........................            --             --       (12,912)            --        (12,912)
  Principal payments of mortgage-
      backed securities ................            --             --        15,152             --         15,152
  Net proceeds from sale of investment .            --             --         3,219             --          3,219
  Decrease in Covered Assets and FRF
      receivables ......................            --             --        29,481             --         29,481
Cash flows from financing activities:
  Decrease in deposit liabilities ......            --             --        (7,385)            --         (7,385)
  Repayment of borrowings ..............            --             --       (31,560)            --        (31,560)
  Increase in FHLB advances ............            --             --         3,650             --          3,650
                                             ---------      ---------     ---------      ---------      ---------
Net decrease in cash and equivalents-
  discontinued operations ..............            --             --          (116)            --           (116)
                                             ---------      ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents ..........................      (113,713)         6,748        (1,030)            --       (107,995)
Cash and equivalents at beginning of
  period ...............................       114,585         71,599         6,018             --        192,202
                                             ---------      ---------     ---------      ---------      ---------
Cash and equivalents at end of period ..     $     872      $  78,347     $   4,988      $      --      $  84,207
                                             =========      =========     =========      =========      =========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three and six month periods ended June 30, 1998 and 1997 is as follows:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                   June 30,
                                             -----------------------    -------------------------
                                                1998         1997          1998           1997
                                             ----------   ----------    -----------   -----------
Pre-tax income (loss):
   Homebuilding operations ..............     $ 42,540      $ 26,376      $ 62,299      $ 34,291
   Financial Services operations ........        3,560           351         5,948           429
   Corporate ............................       (7,404)       (6,123)      (11,699)      (12,109)
                                              --------      --------      --------      --------
Pre-tax income from continuing operations       38,696        20,604        56,548        22,611
Income taxes ............................      (15,090)       (7,932)      (22,052)       (8,705)
                                              --------      --------      --------      --------
Income from continuing operations .......       23,606        12,672        34,496        13,906
Income from discontinued operations .....          238         1,201           609         2,204
                                              --------      --------      --------      --------
Net income ..............................     $ 23,844      $ 13,873      $ 35,105      $ 16,110
                                              ========      ========      ========      ========
Per share data - assuming dilution:
   Income from continuing operations ....     $    .54      $    .29      $    .79      $    .31
   Income from discontinued operations ..           --           .03           .02           .05
                                              --------      --------      --------      --------
   Net income ...........................     $    .54      $    .32      $    .81      $    .36
                                              ========      ========      ========      ========

A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 1998 and 1997 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 61% and 82%, respectively, due primarily to the dramatic improvement in domestic homebuilding operations where pre-tax income increased 56% and 73%, respectively. Domestic unit settlements increased 10% and 12%, respectively; and domestic gross margins improved 110 and 80 basis points, respectively. The Company's domestic homebuilding business also achieved improved leverage in overall selling, general and administrative (SG&A) spending. On a total dollar basis, SG&A spending was relatively flat for the quarter, and actually decreased by almost $1,000 year-to-date on increased sales of $104,600 and $185,600, respectively.

o Pre-tax income of the Company's financial services business segment increased substantially to $3,560, and $5,948, respectively, as compared with $351 and $429 for the comparable 1997 periods. This increase is entirely attributable to the Company's mortgage banking operation which benefited from substantial increases in mortgage origination volume, origination and servicing fees, as well as pricing and marketing gains. Average operating costs per mortgage origination, excluding provision for foreclosure-related losses, decreased by 14% and 18%, respectively, reflecting improved leverage of loan origination volume.

o Pre-tax loss of the Company's corporate business segment increased $1,281 from the three month period ended June 30, 1997 and decreased $410 from the six month period ended June 30, 1997. The increase in pre-tax loss over the comparable three month quarterly period of 1997 is primarily the result of a significant increase in net interest expense associated with the issuance of $150,000 of Senior Notes during the fourth quarter of 1997. The decrease in the year-to-date pre-tax loss from the comparable 1997 period is attributable to the gain recognized in the first quarter of 1998 from the sale of the Company's interest in Expression Homes offset by the increased interest expense associated with the $150,000 Senior Notes.

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

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.56 per diluted share. As of June 30, 1998, the Company has severed employment with approximately 125 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1997 to June 30, 1998:

                                     Balance at       1998       Balance at
                                    December 31,    Reserve       June 30,
Type of Cost                            1997          Uses          1998
------------                        ------------    -------      ----------
Homebuilding operations:
   Employee separation and other       $ 6,057       $ 2,702       $ 3,355
   Other .......................           900           449           451
                                       -------       -------       -------
                                         6,957         3,151         3,806
                                       -------       -------       -------
Mortgage Banking operations:
   Employee separation and other         1,177           444           733
   Other .......................           280           114           166
                                       -------       -------       -------
                                         1,457           558           899
                                       -------       -------       -------
Corporate:
   Employee separation and other         2,530           976         1,554
                                       -------       -------       -------
                                       $10,944       $ 4,685       $ 6,259
                                       =======       =======       =======

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

o Domestic Homebuilding operations are conducted in 42 markets, located throughout 28 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time and move-up, and semi-custom home buyer.

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico. The Company has several agreements in place with multi-national corporations to support social interest housing in Mexico.

o Active Adult Homebuilding operations through March 25, 1998, were conducted through Pulte subsidiaries. On March 25, 1998, the Company announced the formation of a new venture in which both the Company and Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, have committed investment capital for the purpose of acquiring and developing major active adult residential communities. In an initial transaction, the venture purchased and will continue to develop four of the Company's existing active adult communities. Both the Company and BRE maintain a 50% ownership interest in this new venture. Active Adult homebuilding operations focus on the development of amenitized age-targeted or age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years.

Certain operating data relating to the Company's homebuilding operations for the three and six month periods ended June 30, 1998 and 1997, are as follows:

                                                          Three Months Ended      Six Months Ended
                                                                June 30,               June 30,
                                                        --------------------    --------------------
                                                           1998        1997       1998        1997
                                                        ---------   ---------   --------    --------
     Pre-tax income (loss):
        Homebuilding operations:
          Domestic ..................................   $ 43,081    $ 27,650    $ 63,436    $ 36,646
          International .............................       (239)       (905)        625      (1,120)
          Active Adult ..............................       (302)       (369)     (1,762)     (1,235)
                                                        --------    --------    --------    --------
     Total Homebuilding operations ..................   $ 42,540    $ 26,376    $ 62,299    $ 34,291
                                                        ========    ========    ========    ========

     Pulte and Pulte-affiliate settlements - units:
        Domestic ....................................      3,785       3,434       6,765       6,038
        International:
          Pulte .....................................         32          58          84         111
          Pulte-affiliated entities .................        831         378       2,241         935
                                                        --------    --------    --------    --------
             Total International ....................        863         436       2,325       1,046
                                                        --------    --------    --------    --------
        Active Adult:
          Pulte .....................................         27          73          91         114
          Pulte-affiliated entity ...................         93          --         109          --
                                                        --------    --------    --------    --------
              Total Active Adult ....................        120          73         200         114
                                                        --------    --------    --------    --------
Total Pulte and Pulte-affiliate settlements - units .      4,768       3,943       9,290       7,198
                                                        ========    ========    ========    ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The domestic homebuilding business line represents the Company's core business. Operations are conducted in 42 markets, located throughout 28 states, and are organized into nine regions as follows:

Pulte Home East:
    Mid-Atlantic Region     Connecticut, Delaware, Maryland, Massachusetts,
                            New Jersey, New Hampshire, Pennsylvania,
                            Rhode Island, Virginia
    Southeast Region        Georgia, North Carolina, South Carolina, Tennessee
    Florida Region          Florida

Pulte Home Central:
    Great Lakes Region      Indiana, Michigan, Missouri, Ohio, Kansas
    Midwest Region          Illinois, Minnesota, Wisconsin
    Texas Region            Texas

Pulte Home West:
    Southwest Region        Arizona, Nevada
    Rocky Mountain Region   Colorado, Utah
    California Region       California

No one individual market within the 42 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three and six month periods ended June 30, 1998.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three and six month periods ended June 30, 1998 and 1997.

                                                        Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                      -----------------------    -------------------------
                                                         1998          1997          1998          1997
                                                      ----------   ----------    -----------   -----------
Unit settlements:
   Pulte Home East..............................           1,758        1,644          3,186         2,919
   Pulte Home Central...........................           1,195        1,015          2,008         1,736
   Pulte Home West..............................             832          775          1,571         1,383
                                                      ----------   ----------    -----------   -----------
                                                           3,785        3,434          6,765         6,038
                                                      ==========   ==========    ===========   ===========
Net new orders - units:
   Pulte Home East..............................           2,152        1,927          4,361         3,730
   Pulte Home Central...........................           1,515        1,177          3,233         2,435
   Pulte Home West..............................             924          882          1,930         1,788
                                                      ----------   ----------    -----------   -----------
                                                           4,591        3,986          9,524         7,953
                                                      ==========   ==========    ===========   ===========
Net new orders - dollars                              $  804,000   $  661,000    $ 1,661,000   $ 1,305,000
                                                      ==========   ==========    ===========   ===========
Backlog at June 30 - units:
   Pulte Home East..............................                                       2,735         2,427
   Pulte Home Central...........................                                       2,241         1,679
   Pulte Home West..............................                                       1,176         1,052
                                                                                 -----------   -----------
                                                                                       6,152         5,158
                                                                                 ===========   ===========
Backlog at June 30 - dollars....................                                 $ 1,125,000   $   911,000
                                                                                 ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Net new orders increased during the second quarter of 1998 by 605 units, or approximately 15% over the second quarter of 1997. Contributing to a majority of this increase were Pulte markets in the Southeast, the Great Lakes, Texas, and California Regions. For the six months ended June 30, 1998, net new orders increased by 1,360 units, or 17%, to 9,313 units, excluding the impact of the Radnor acquisition which provided an additional 211 units, due to improvements in the Southeast, Great Lakes, Midwest, Texas and California regions. In general, macro-economic and weather conditions favorably affected the new order environment during the first half of 1998.

Unit settlements during the three and six month periods ended June 30, 1998, increased 10% and 12%, respectively, over the comparable prior year periods. Strong customer demand and favorable economic conditions contributed to record-setting net new orders in the first quarter of 1998. This increase, along with strong backlog levels at December 31, 1997, contributed to the favorable settlement activity in the first half of 1998, most notably in the Mid-Atlantic, Southeast, Texas, California, Great Lakes and Midwest Regions.

As a result of the favorable environment surrounding net new orders during the first half of 1998, unit backlog at June 30, 1998 increased by 817 units to an all-time Company record of 5,975 units, excluding the impact of the Radnor acquisition which provided an additional 177 units. Unit backlog at June 30, 1998, excluding Radnor, is approximately 12% and 16% higher than that noted at March 31, 1998 and June 30, 1997, respectively.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three and six month periods ended June 30, 1998 and 1997:

                                                       Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
                                                   -----------------------    -------------------------
                                                      1998          1997          1998          1997
                                                   ----------   ----------    -----------   -----------

Revenues.....................................      $  658,155   $  553,570    $ 1,153,522   $   967,885
Cost of sales................................        (555,404)    (473,483)      (974,521)     (825,939)
Selling, general and administrative expense..         (54,726)     (54,298)      (105,684)     (106,681)
Interest (a) ................................          (4,957)      (4,086)        (8,843)       (7,438)
Other income (expense), net..................              13        5,947         (1,038)        8,819
                                                   ----------   ----------    -----------   -----------
Pre-tax income...............................      $   43,081   $   27,650    $    63,436   $    36,646
                                                   ==========   ==========    ===========   ===========
Average sales price..........................      $      174   $      161    $       171   $       160
                                                   ==========   ==========    ===========   ===========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 15.6% and 15.5% for the three and six month periods ended June 30, 1998, respectively, compared to 14.5% and 14.7%, respectively, in the similar periods of the prior year. Several factors have combined to contribute to this favorable trend including, a positive economic environment, strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers. As a result, gross margins continue to improve on a sequential-period basis as evidenced by the 20 basis point increase from the 15.4% gross profit margin reported at March 31, 1998.

During the first half of 1998, selling, general and administrative expenses (SG&A) reflected the pro-rata share of benefit savings from the restructuring plan effected in the second half of 1997, as well as the improved leverage of SG&A dollar spending on higher unit sales volume.

Other income, net, includes gains on land sales and other homebuilding-related expenses. Other income, net, has also historically included the net operating results of Pulte's Builder's Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. As a result of this sale, other income, net, for the three and six month periods ended June 30, 1998 decreased by $1,900 and $5,400, respectively. The decrease for the quarter is attributable to the sale of BSL in March 1998 resulting in no operating income or loss for the second quarter of 1998. Year-to-date results were unfavorably impacted by sales transaction costs and operating losses of $1,700 compared with operating income of approximately $3,700 a year ago. Other income, net, for the three and six month periods ended June 30, 1998 also reflects a decrease of approximately $2,900 of proceeds from an insurance litigation settlement received in the first quarter of 1997.

The average selling price during the three month period ended June 30, 1998 was $174, an increase from the average selling price of $161 in the comparable period of the prior year and of $166 for each of the quarters ended March 31, 1998 and December 31, 1997. Changes in average selling price reflect a number of factors, including the mix of product closed during a period.

Information related to interest in inventory is as follows:

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                           -----------------------    -------------------------
                                                              1998          1997          1998          1997
                                                           ----------   ----------    -----------   -----------
Interest in inventory at beginning of period.........      $   15,882   $   13,645    $    14,719   $    12,846
Interest capitalized.................................           3,454        5,953          8,503        10,104
Interest expensed....................................          (4,957)      (4,086)        (8,843)       (7,438)
                                                           ----------   ----------    -----------   -----------
Interest in inventory at end of period...............      $   14,379   $   15,512    $    14,379   $    15,512
                                                           ==========   ==========    ===========   ===========

At June 30, 1998, Pulte's domestic homebuilding operations controlled approximately 52,200 lots, of which approximately 31,000 lots were owned and approximately 21,200 lots were controlled through option agreements.

As a component of the Company's growth strategies, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes on May 27, 1998 for an aggregate purchase price of approximately $58,000. Consideration for this acquisition included approximately $51,000 of cash paid, approximately $3,000 of assumed liabilities and the issuance of 153,570 shares of the Company's common stock. This transaction has been accounted for as a purchase, and as such, the operating results of Radnor since the acquisition date have been included in the Company's results of operations, and integrated into the Southeast Region. Just prior to its acquisition, Radnor was selling in 22 communities in eight cities, all of which are located in Tennessee. In 1997, Radnor's average sales price was $204. In 1998, Radnor's net orders are expected to exceed 450 units, with a total sales value of approximately $100,000.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

On July 1, 1998, the Company acquired all of the outstanding stock and membership interests in certain closely-held businesses of Florida-based DiVosta and Company for an aggregate purchase price of approximately $155,000. The transaction will be accounted for as a purchase, and as such, the operating results of DiVosta will be included in the results of operations of the Company beginning in the third quarter of 1998. Consideration for this acquisition included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. During 1997, DiVosta delivered 850 homes and generated revenues of approximately $134,000. At the date of acquisition, DiVosta's backlog was approximately 350 homes with a total sales value of approximately $60,000.

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The following table presents selected financial data for Pulte's international homebuilding operations for the three and six month periods ended June 30, 1998 and 1997.

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                      -----------------------    -------------------------
                                                         1998          1997          1998          1997
                                                      ----------   ----------    -----------   -----------
Pre-tax income (loss):
Revenues........................................      $    2,378   $    3,775    $     6,494   $     7,023
Cost of sales...................................          (2,148)      (3,156)        (5,720)       (5,954)
Selling, general and administrative expense.....          (1,156)        (831)        (2,449)       (1,589)
Other income, net...............................               1            7             13            10
Equity in income of Mexico operations...........             686         (700)         2,287          (610)
                                                      ----------   ----------    -----------   -----------
Pre-tax income (loss)...........................      $     (239)  $     (905)   $       625   $    (1,120)
                                                      ==========   ==========    ===========   ===========
Unit settlements:
   Pulte........................................              32           58             84           111
   Pulte-affiliated entities....................             831          378          2,241           935
                                                      ----------   ----------    -----------   -----------
     Total Pulte and Pulte-affiliates...........             863          436          2,325         1,046
                                                      ==========   ==========    ===========   ===========

Pre-tax loss for the quarter ended June 30, 1998 from the Company's international operations decreased by $666, or approximately 74%, as compared with the prior quarter of 1997. On a year-to-date comparison, pre-tax income from international operations increased 156%. These favorable increases are principally due to Pulte's share of joint venture (J.V.) operations in Mexico, where total J.V. unit closings were up 120% and 140%, and total J.V. revenues were up 162% and 155% for the three and six month periods ended June 30, 1998, respectively.

In early 1996, the Company's Monterrey joint venture partner assigned its interest in the joint venture to the Company. The Company's net investment in the Monterrey venture approximated $1,700 as of June 30, 1998. The Company intends to liquidate the Monterrey assets (two communities) in the normal course of business. The Company's Juarez joint venture is currently developing communities in the cities of Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros. During 1996, the Company announced that its Juarez venture had entered into two separate agreements to construct homes in Mexico; one with General Motors Corporation and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. The Company's net investment in the Juarez joint venture approximated $17,000 as of June 30, 1998. The Company is a party to a joint venture to build 50 upper income housing units in Mexico City which are expected to close by the end of 1998. The Company's net investment in this joint venture approximated $500 at June 30, 1998.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):


On June 22, 1998 Pulte formed a new Mexican joint venture with Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), to construct low- and medium-cost housing in Central Mexico. The venture is expected to build approximately 3,200 units over the next two years and supports Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture call for eight new housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Hurbide, San Juan del Rio and Zamora. Prior to the formation of the joint venture, DRT had six of these projects under construction and had secured permitting for the two remaining projects. At June 30, 1998, the Company's net investment in this joint venture approximated $5,400.

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

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three and six month periods ended June 30, 1998 and 1997. Such data includes the operating results of the Company's subsidiaries from January 1, 1998, through March 25, 1998, and the equity in income (loss) of the joint venture entity from March 26, 1998 through June 30, 1998.

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                   -----------------------    -------------------------
                                                      1998          1997          1998          1997
                                                   ----------   ----------    -----------   -----------
Pre-tax income (loss):
  Revenues...................................      $    3,021   $    9,790    $    12,173   $    15,442
  Cost of sales..............................          (2,504)      (8,049)        (9,815)      (12,800)
  Selling, general and administrative expense            (180)      (1,929)        (3,778)       (3,655)
  Other income, net..........................            (201)        (181)          (468)         (222)
  Equity in income of joint venture..........            (438)          --            126            --
                                                   ----------   ----------    -----------   -----------
  Pre-tax income (loss)......................      $     (302)  $     (369)   $    (1,762)  $    (1,235)
                                                   ==========   ==========    ===========   ===========
Pulte and Pulte-affiliate:
  Average sales price........................      $      151   $      134    $       159   $       135
                                                   ==========   ==========    ===========   ===========
  Unit settlements...........................             120           73            200           114
                                                   ==========   ==========    ===========   ===========
  Net new orders - units.....................             217           77            432           198
                                                   ==========   ==========    ===========   ===========
  Net new orders - dollars...................      $   39,200   $   11,600    $    78,700   $    27,800
                                                   ==========   ==========    ===========   ===========

  Backlog at June 30 - units.................                                         346           190
                                                                              ===========   ===========
  Backlog at June 30 - dollars...............                                 $    66,000   $    28,000
                                                                              ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

Net new orders increased for the three and six month periods ended June 30, 1998 by 140 and 234 units, respectively. These units primarily relate to two communities for which sales operations had not yet commenced in the comparable prior year period and the ramp up of building activity at a third community. Unit settlements for the three and six month periods ended June 30, 1998 increased by 47 and 86 units, respectively, as compared to the similar periods of the prior year. These increases are primarily the result of one community which recognized its first closings during the 1998 period. The increased revenues and cost of sales are the result of the increased unit settlements and a higher average selling price. Selling, general and administrative expenses increased during the three and six months ended June 30, 1998, principally due to costs associated with starting up operations at two new communities and the new venture with BRE. Increases in average selling price reflect a number of factors, including the mix of product closed during a period, and communities operating in each respective period. Equity in income of joint venture represents the income recognized by the Company during 1998 relating to the operations of the joint venture entity.


Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (Pulte Mortgage), the Company's mortgage banking subsidiary, and to a limited extent by Pulte Financial Companies, Inc.
(PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations for the three and six month periods ended June 30, 1998 and 1997, is as follows:

                                                     Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                   -----------------------    -------------------------
                                                      1998         1997          1998           1997
                                                   ----------   ----------    -----------   -----------
Pre-tax income (loss):
  Mortgage banking...........................      $    3,577   $      381    $     5,988   $       501
  Financing activities.......................             (17)         (30)           (40)          (72)
                                                   ----------   ----------    -----------   -----------
      Pre-tax income.........................      $    3,560   $      351    $     5,948   $       429
                                                   ==========   ==========    ===========   ===========

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                        Three Months Ended        Six Months Ended
                                              June 30,                June 30,
                                      ---------------------     ---------------------
                                        1998         1997         1998         1997
                                      --------     --------     --------     --------
Total originations:
   Loans ........................        3,186        2,413        5,558        4,240
                                      ========     ========     ========     ========
   Principal ....................     $416,400     $288,100     $721,800     $509,200
                                      ========     ========     ========     ========
Originations for Pulte customers:
   Loans ........................        2,297        1,982        4,092        3,449
                                      ========     ========     ========     ========
   Principal ....................     $311,200     $245,500     $546,100     $430,300
                                      ========     ========     ========     ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage origination volume for the three and six month periods ended June 30, 1998, increased 45% and 42%, respectively, over the comparable 1997 periods, driven primarily by increased unit sales realized in Pulte's homebuilding operations. Pulte customers continue to account for the majority of total loan production at June 30, 1998; however, increased loan origination volume in the retail sector has contributed to improved leverage of loan origination costs. Refinancings represented less than 10% of total loan originations for each of the three and six month periods ended June 30, 1998. At June 30, 1998, loan application backlog increased 42% to $522,000 as compared with $367,000 at June 30, 1997. Backlog at December 31, 1997 amounted to $294,000. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

During the three and six months ended June 30, 1998, origination fees increased 74% and 68%, respectively, over the comparable periods of the prior year. The increase in origination fees is due to the overall increase in loan originations and an increase in non-funded, brokered loans. Pricing and marketing gains increased $3,022 for the quarter and $5,062 year-to-date, primarily the result of increased funded mortgage originations and increased servicing retained loan production.

Net interest income decreased $80 and $340 for the three and six month periods ended June 30, 1998, respectively. These decreases are attributable to the Company's management of equity capital coupled with a flattening of the yield curve during the first half of 1998. For the quarter and year-to-date, Pulte Mortgage's operating expenses increased $588 and $153 over the comparable prior year periods on increased production of 45% and 42%. This improved cost leverage is a result of the mortgage operations center and mortgage application center initiatives implemented during late 1996 and 1997, respectively, which have expedited the loan approval process and lowered the total cost from application to closing, and corporate restructuring.

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such operations, which the Company is exiting, have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At June 30, 1998, one bond series with a principal amount of $33,083 was outstanding. For the three and six month periods ended June 30, 1998, PFCI's pre-tax operating loss was $17 and $40, respectively, compared to a pre-tax loss of $30 and $72 in 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.

Corporate:

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, and by implementing and maturing strategic initiatives centered on new business development and improving operating efficiencies. The Company views this corporate function as a form of research and development, a prelude to adding these initiatives to existing business segments or necessitating the creation of new business segments. As a result, the corporate segment's operating results will vary from quarter to quarter as these strategic initiatives evolve.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

The following table presents corporate results of operations for the three and six month periods ended June 30, 1998 and 1997:

                                              Three Months Ended           Six Months Ended
                                                   June 30,                    June 30,
                                           -----------------------    -------------------------
                                              1998          1997          1998          1997
                                           ----------   ----------    -----------   -----------
Net interest expense.................      $    4,252   $    3,053    $     7,716   $     5,496
Other corporate expenses, net........           3,152        3,070          3,983         6,613
                                           ----------   ----------    -----------   -----------
Loss before income taxes.............      $    7,404   $    6,123    $    11,699   $    12,109
                                           ==========   ==========    ===========   ===========

The increase in pre-tax loss for the three month period ended June 30, 1998 is primarily due to an increase in net interest expense associated with the issuance of $150,000 of 7.625% Senior Notes, due 2017, during the fourth quarter of 1997.

The decrease in pre-tax loss for the six month period ended June 30, 1998 is primarily due to the recognition of a one-time gain of $5,000 in the first quarter of 1998 from the sale of the Company's interest in Expression Homes offset by the increase in net interest expense associated with the issuance of $150,000 of 7.625% Senior Notes, due 2017, during the fourth quarter of 1997; and provisions for the write-down of certain projects and alternative building component investments.

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash flows from operating activities increased from a use of $106,966 for the six months ended June 30, 1997, to a source of $84,016 for the six months ended June 30, 1998. This is principally due to the sales of BSL and certain Active Adult communities to the new Pulte/Blackstone joint venture. Net cash used in investing activities of $39,773 increased from the comparable six month period of 1997 due principally to the Company's recent acquisition activity. The Company's net cash used in financing activities increased $4,511 over the comparable six month period of 1997, primarily the result of decreased short-term loan proceeds offset by a decrease in cash used for stock repurchases.

At June 30, 1998, the Company had cash and equivalents of $279,901 and total long-term indebtedness of $619,746 The Company's total indebtedness includes $487,399 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte non-recourse and limited-recourse debt of $46,402 and $29,697, respectively; $760 of First Heights' advances; and $33,083 of mortgage-backed bonds payable for PFCI.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $210,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at June 30, 1998, consisted of $20,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. During the remainder of 1998, management anticipates that homebuilding and corporate working capital requirements, as well as cash payments associated with the Company's restructuring plan, will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued) :

Continuing Operations(continued):

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $210,000 unsecured revolving credit facility during the first quarter of 1998 and no balance was outstanding at June 30, 1998. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 1998, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $121,310 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at June 30, 1998. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

Discontinued Operations:

Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FSLIC Resolution Fund (FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and are not available for general corporate purposes. The final liquidation and wind-down of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. The Company's remaining investment in First Heights at June 30, 1998 approximated $26,000.

Information Technology and Year 2000 Compliance

An integral part of our operating strategy is to provide Pulte management and employees the information systems needed to support the Company's current operations and future growth. Substantial progress has been made toward the goal of developing an integrated set of systems to support marketing, land and product development, home sales, construction, service, and comprehensive financial management. During the first half of 1998, the Company invested approximately $3,000 in support of this goal and estimates that it will invest approximately an additional $3,500 in the development and implementation of its management information systems in 1998.

A critical component of this integrated systems effort involves replacement of the Company's existing accounting system, which management expects will substantially resolve the Company's Year 2000 exposure, as well as significantly enhance the financial management capabilities of its operational managers. Investment in this financial component includes Year 2000 compliant accounting software package selection and licensing amortization. The Company expects to complete system development and pilot implementation, with enterprise-wide roll out scheduled for completion in 1999. The Company has evaluated all essential homebuilding supplier/contractor relationships and believes that there are no significant risks associated with Year 2000 issues impacting operations. The Company's mortgage banking operation has also completed a comprehensive Year 2000 risk assessment for both internal information systems and external relationships. Plans are being implemented to bring all critical information systems into compliance. The Company does not expect the cost for such compliance to have a material impact on operating results or financial condition. In 1997, the Company also completed implementation of a company-wide telecommunications network to enhance sharing of timely business information across all markets and provide the pathway for future operational support of the integrated systems strategy.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance (continued):

All components of this new information technology environment are fully compliant with Year 2000 processing requirements. Taken together, the Company believes that its substantial past and current investments in these information technology initiatives will provide the foundation necessary to support and enhance operations in the years to come. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve year 2000 compliance, the Company's business and its results of operations could be adversely affected.

Forward-Looking Statements:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including the Company's ability to correct all material applications addressing the Year 2000 problem, as well as the ability of the Company's vendors to correct all material applications addressing the Year 2000 problem, and the Company's assessment of the Year 2000 problem's impact on its financial results and operations, changes in economic conditions and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially.

                          PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on May 7, 1998. The following matters were considered and acted upon, with the results indicated below:

                                                                                           Shares
                                                            Shares                       Withholding
                                           Shares            Voted           Shares       Authority
Election of Directors                    Voted For          Against        Abstaining      To Vote
---------------------                    ---------          -------        ----------    -----------
The election of Director for term
expiring 2000:

Debra J. Kelly-Ennis .............      19,708,380              --              --          91,711

The election of Directors for terms
expiring 2001:

David N. McCammon ................      19,709,400              --              --          90,691
William J. Pulte .................      19,710,965              --              --          89,126
Francis J. Sehn ..................      19,704,644              --              --          95,447

Proposal to adopt the
Company's Stock Plan
for Nonemployee Directors ........      19,095,386         681,442          23,262               1


Item 5.  Other Information

         The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 1999 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than February 15, 1999 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's offices, 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, MI 48304 by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgement.

Item 6.  Exhibits and Reports on Form 8-K

                                         Page Herein or Incorporated
     Exhibit Number and Description      by Reference From
     ------------------------------      ---------------------------

     (10)     Material Contracts         Filed with Proxy Statement on
                                         March 27, 1998 and as Exhibit 4.3
                                         to the Registrant's Registration
                                         Statement on Form S-8 (Registration
                                         Statement No. 33-51019 filed on
                                         May 7, 1998)

                                                  Page Herein or Incorporated
Exhibit Number and Description                    by Reference From
------------------------------                    ---------------------------


   (11)   Statement Regarding Computation of
            Per Share Earnings                             39

   (27)   Financial Data Schedule

   All other exhibits are omitted from this report because they are not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PULTE CORPORATION




                                            /s/ ROGER A. CREGG
                                            -----------------------------
                                            Roger A. Cregg
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


                                            /s/ VINCENT J. FREES
                                            -----------------------------
                                            Vincent J. Frees
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                            Date: August 13, 1998