Form 10-Q
period 1998-09-30
PULTE CORP
filed 1998-11-13
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1998
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES X     NO__

   Number of shares of common stock outstanding as of October 31, 1998:
                                 43,165,180


                               Total pages: 39

                           Listing of exhibits: 37

=============================================================================


                              PULTE CORPORATION

                                    INDEX

                                                                                       Page No.
                                                                                       --------
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets, September 30, 1998 and December 31, 1997.....    3

  Condensed Consolidated Statements of Income, Three and Nine Months Ended
   September 30, 1998 and 1997........................................................    4

  Condensed Consolidated Statement of Shareholders' Equity, Nine Months Ended
   September 30, 1998.................................................................    5

  Condensed Consolidated Statements of Cash Flows, Nine Months Ended
   September 30, 1998 and 1997........................................................    6

  Notes to Condensed Consolidated Financial Statements................................    8

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................   24


PART II    OTHER INFORMATION

  Item 1   Legal Proceedings..........................................................   37

  Item 6   Exhibits and Reports on Form 8-K...........................................   37


  SIGNATURES..........................................................................   38

                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

                                                                             September 30,     December 31,
                                                                                 1998              1997
                                                                             -----------       -----------
                                                                             (Unaudited)          (Note)
ASSETS
Cash and equivalents...................................................      $   154,238       $   245,156
Unfunded settlements...................................................           46,828            69,768
House and land inventories.............................................        1,402,662         1,141,952
Mortgage-backed and related securities.................................           31,547            39,467
Residential mortgage loans and other securities available-for-sale.....          135,491           185,018
Other assets...........................................................          404,056           358,464
Discontinued operations................................................          118,102           110,940
                                                                             -----------       -----------
                                                                             $ 2,292,924       $ 2,150,765
                                                                             ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Accounts payable and accrued liabilities, including book
       overdrafts of $99,736 and $84,623 in 1998 and 1997,
       respectively...................................................       $   621,406       $   497,733
    Collateralized short-term debt, recourse solely to applicable
       subsidiary assets...............................................          117,466           162,707
    Mortgage-backed bonds, recourse solely to applicable
       subsidiary assets...............................................           30,401            37,413
    Income taxes.......................................................           15,500            13,001
    Subordinated debentures and senior notes...........................          538,944           546,900
    Discontinued operations............................................           86,212            80,174
                                                                             -----------       -----------
       Total liabilities...............................................        1,409,929         1,337,928
Shareholders' equity...................................................          882,995           812,837
                                                                             -----------       -----------
                                                                             $ 2,292,924       $ 2,150,765
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

                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                              Three Months Ended          Nine Months Ended
                                                                 September 30,               September 30,
                                                           -----------------------    --------------------------
                                                              1998          1997          1998          1997
                                                              ----          ----          ----          ----
Revenues:
   Homebuilding......................................      $  746,680   $  657,265    $ 1,918,869   $ 1,647,615
   Mortgage banking and financing, interest and other          11,286        9,808         31,022        23,460
   Corporate ........................................           1,368        2,818          9,711         6,831
                                                           ----------   ----------    -----------   -----------
             Total revenues..........................         759,334      669,891      1,959,602     1,677,906
                                                           ----------   ----------    -----------   -----------
Expenses:
   Homebuilding, principally cost of sales...........         696,587      622,000      1,808,890     1,577,449
   Mortgage banking and financing, interest and other           6,386        6,850         20,174        20,073
   Corporate, net....................................           6,676       10,204         26,718        26,326
                                                           ----------   ----------    -----------   -----------
             Total expenses..........................         709,649      639,054      1,855,782     1,623,848
                                                           ----------   ----------    -----------   -----------
Other income:
   Equity in income (loss) of Pulte-affiliates.......          (3,021)        (649)          (608)       (1,259)
                                                           ----------   ----------    -----------   -----------
Income from continuing operations before income
   taxes.............................................          46,664       30,188        103,212        52,799
Income taxes ........................................          18,199       11,623         40,251        20,328
                                                           ----------   ----------    -----------    ----------
Income from continuing operations....................          28,465       18,565         62,961        32,471
Income from discontinued thrift operations,
   net of income taxes...............................              91        1,145            700         3,349
                                                           ----------   ----------    -----------   -----------
Net income   ........................................      $   28,556   $   19,710    $    63,661   $    35,820
                                                           ==========   ==========    ===========   ===========

Per share data:
   Basic:
     Income from continuing operations...............      $      .66   $      .44    $      1.47   $       .72
     Income from discontinued operations.............              --          .03            .01           .08
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .66   $      .47    $      1.48   $       .80
                                                           ==========   ==========    ===========   ===========
   Assuming dilution:
     Income from continuing operations...............      $      .64   $      .43    $      1.44   $       .72
     Income from discontinued operations.............              --          .03            .01           .08
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .64   $      .46    $      1.45   $       .80
                                                           ==========   ==========    ===========   ===========
   Cash dividends declared...........................      $      .08   $      .03    $       .15   $       .09
                                                           ==========   ==========    ===========   ===========
   Number of shares used in calculation:
     Basic:
     Weighted-average common shares outstanding......          43,136       42,273         42,923        44,641
     Assuming dilution:
        Effect of dilutive securities - stock options           1,144          467            925           339
                                                           ----------   ----------    -----------   -----------
        Adjusted weighted-average common shares
             and effect of dilutive securities.......          44,280       42,740         43,848        44,980
                                                           ==========   ==========    ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                                            Accumulated
                                                             Additional        Other
                                                 Common        Paid-in      Comprehensive     Retained
                                                 Stock         Capital         Income         Earnings        Total
                                                 ------      ----------     -------------     --------        -----
Shareholders' Equity, December 31, 1997        $    213     $    61,835     $     1,687      $  749,102     $ 812,837
Exercise of stock options...................          4           9,121              --              --         9,125
Cash dividends declared.....................         --              --              --          (6,454)       (6,454)
Stock dividend declared.....................        214            (214)             --              --            --
Shares issued in business acquisition.......          1           4,268              --              --         4,269
Comprehensive income:
   Net income...............................         --              --              --          63,661        63,661
   Change in unrealized gains on securities
       available-for-sale, net of income taxes       --              --            (443)             --          (443)
                                               --------     -----------     -----------      ----------     ---------
Shareholders' Equity, September 30, 1998....   $    432     $    75,010     $     1,244      $  806,309     $ 882,995
                                               ========     ===========     ===========      ==========     =========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                        1998          1997
                                                                                        ----          ----
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations...................................            $  62,961     $   32,471
    Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
          Amortization, depreciation and other..........................                4,213          5,231
          Deferred income taxes.........................................               (4,782)        12,356
          Increase (decrease) in cash due to:
                  Inventories...........................................             (109,555)      (204,971)
                  Residential mortgage loans held for sale..............               49,527         41,581
                  Other assets..........................................               27,030        (35,537)
                  Accounts payable and accrued liabilities..............               33,254         45,743
                  Income taxes..........................................               24,371          1,484
                                                                                   ----------     ----------
Net cash provided by (used in) operating activities.....................               87,019       (101,642)
                                                                                   ----------     ----------

Cash flows from investing activities:
    Principal payments of mortgage-backed securities....................                7,196          5,966
    Cash paid for acquisitions, net of cash acquired....................             (158,832)            --
    Other, net..........................................................                 (477)            94
                                                                                   ----------     ----------
Net cash (used in) provided by investing activities.....................             (152,113)         6,060
                                                                                   ----------     ----------

Cash flows from financing activities:
    Payment of long-term debt and bonds.................................               (8,001)        (6,916)
    Proceeds from borrowings............................................               31,969         83,294
    Repayment of borrowings.............................................              (53,347)       (40,706)
    Stock repurchases...................................................                   --        (74,595)
    Dividends paid......................................................               (4,727)        (3,877)
    Other, net..........................................................                8,282          5,145
                                                                                   ----------     ----------
Net cash used in financing activities...................................              (25,824)       (37,655)
                                                                                   ----------     ----------
Net decrease in cash and equivalents - continuing operations............           $  (90,918)    $ (133,237)
                                                                                   ----------     ----------

                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    ------------------------
                                                                                       1998           1997
                                                                                       ----           ----
Discontinued Operations:

Cash flows from operating activities:
    Income from discontinued operations.................................            $     700     $    3,349
    Change in deferred taxes............................................               17,738           (720)
    Change in income taxes..............................................              (18,846)           999
    Other changes, net..................................................                7,781         (3,166)
Cash flows from investing activities:
    Purchase of securities available-for-sale...........................              (21,809)       (14,433)
    Principal payments of mortgage-backed securities....................               21,900         24,658
    Net proceeds from sale of investments...............................                    -          3,219
    Decrease in Covered Assets and FSLIC Resolution Fund
      (FRF) receivables.................................................               34,642         28,215
Cash flows from financing activities:
    Increase (decrease) in deposit liabilities..........................                8,312         (6,802)
    Repayment of borrowings.............................................              (31,560)       (31,560)
    Decrease in Federal Home Loan Bank (FHLB) advances..................               (3,100)        (4,000)
                                                                                   -----------    ----------
Net increase (decrease) in cash and equivalents-discontinued operations.               15,758           (241)
                                                                                   ----------     ----------

Net decrease in cash and equivalents....................................              (75,160)      (133,478)
Cash and equivalents at beginning of period.............................              247,308        192,202
                                                                                   ----------     ----------

Cash and equivalents at end of period...................................           $  172,148     $   58,724
                                                                                   ==========     ==========

Cash - continuing operations............................................           $  154,238     $   56,388
Cash - discontinued operations..........................................               17,910          2,336
                                                                                   ----------     ----------
                                                                                   $  172,148     $   58,724
                                                                                   ==========     ==========
Supplemental disclosure of cash flow information-cash paid during the period for:
    Interest, net of amount capitalized;
      Continuing operations.............................................           $   21,338     $   13,170
      Discontinued operations...........................................                1,415          2,048
                                                                                   ----------     ----------
                                                                                   $   22,753     $   15,218
                                                                                   ==========     ==========
    Income taxes........................................................           $   21,168     $    6,208
                                                                                   ==========     ==========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.   Basis of presentation and significant accounting policies

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its subsidiaries. The Company's significant subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte), Pulte International Corporation (International) and other subsidiaries engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company (Pulte Mortgage) which is a subsidiary of Pulte.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     Certain 1997 classifications have been changed to conform with the 1998 presentation.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP requires internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. The Company has adopted, on a prospective basis, the provisions of SOP 98-1 effective January 1, 1998 and, accordingly, has capitalized $1,625 and $3,075 of such costs during the three and nine month periods ended September 30, 1998, respectively. The Company had historically expensed similar costs to operations when they were incurred.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997, and requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income other than net income consists solely of unrealized gains/(losses) on securities available-for-sale, net of tax. For the quarters ended September 30, 1998 and 1997, such gains/(losses) amounted to $(119) and $34, respectively, and for the nine months ended September 30, 1998 and 1997 were $(443) and $80, respectively. Such amounts are net of tax (benefit)/provision of $(76), $27, $(261) and $(9), respectively.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)


2.   Discontinued operations

     Revenues of the Company's discontinued thrift operations for the three and nine months ended September 30, 1998 were $1,565 and $5,131, respectively. Revenues for the comparable periods of 1997 were $2,213 and $6,939, respectively. For the three and nine months ended September 30, 1998, discontinued thrift operations provided after-tax income of $91 and $700, respectively. After-tax income for the comparable periods of 1997 were $1,145 and $3,349, respectively.

3.   Segment information

     The Company has three reportable segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business lines:

     o Domestic Homebuilding, the Company's core business, which is engaged in the construction of housing within the continental United States targeting primarily the first-time, move-up and semi-custom home buyer groups.

     o International Homebuilding, which is primarily engaged in the construction of housing in Puerto Rico and Mexico.

     o Active Adult, which is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years. The Company and Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, acquire and develop major active adult residential communities through a joint venture in which the Company and BRE each maintains a 50% ownership interest. The venture is currently developing four active adult communities which it acquired from the Company earlier this year. The Company accounts for this investment under the equity method of accounting.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)


3.   Segment information (continued):

                                                              Financial
                                          Homebuilding        Services         Corporate         Consolidated
                                          ------------        ---------        ---------         ------------
Nine Months Ended September 30, 1998:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $  1,918,869        $  31,022        $    9,711         $ 1,959,602
                                          ============        =========        ==========         ===========
    Income (loss) before income taxes     $    109,371        $  10,848        $  (17,007)        $   103,212
                                          ============        =========        ==========         ===========
Three Months Ended September 30, 1998:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $    746,680        $  11,286        $    1,368         $   759,334
                                          ============        =========        ==========         ===========
    Income (loss) before income taxes     $     47,072        $   4,900        $   (5,308)        $    46,664
                                          ============        =========        ==========         ===========
At September 30, 1998:
    Identifiable assets..........         $  1,732,011        $ 183,521        $  259,290         $ 2,174,822
                                          ============        =========        ==========
    Assets of discontinued  operations                                                                118,102
                                                                                                  -----------
    Total assets.................                                                                 $ 2,292,924
                                                                                                  ===========
Nine Months Ended September 30,  1997:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $  1,647,615        $  23,460        $    6,831         $ 1,677,906
                                          ============        =========        ==========         ===========

    Income (loss) before income taxes     $     68,907        $   3,387        $  (19,495)        $    52,799
                                          ============        =========        ==========         ===========
Three Months Ended September 30,  1997:
Continuing Operations:
  Revenues:
    Unaffiliated customers.......         $    657,265        $   9,808        $    2,818         $   669,891
                                          ============        =========         =========         ===========
    Income (loss) before income taxes     $     34,616        $   2,958        $   (7,386)        $    30,188
                                          ============        =========        ==========         ===========
At September 30,  1997:
    Identifiable assets..........         $  1,539,874        $ 184,054        $  160,340         $ 1,884,268
                                          ============        =========        ==========
    Assets of discontinued operations                                                                 131,550
                                                                                                  -----------
    Total assets.................                                                                 $ 2,015,818
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

     On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held business of Florida-based, DiVosta and Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately
     $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta and Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $1,700 for the quarter ended September 30, 1998.

     The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred on January 1, 1997, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:

                                                                       (Unaudited)
                                                                    Nine Months Ended
                                                                       September 30,
                                                                 ------------------------
                                                                    1998          1997
                                                                    ----          ----
     Total revenues........................................      $2,052,737    $1,831,921
     Total pre-tax income from continuing operations.......         115,820        58,777
     Net Income............................................          73,820        36,712
     Per share data:
        Basic..............................................            1.72          0.82
        Diluted............................................            1.68          0.81

     The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1997, nor are they necessarily indicative of future operating results.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)
                                 (Unaudited)

5.   Commitments and contingencies

     First Heights-Related Litigation

     The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of, five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

     On March 5, 1998, the Company reported that an opinion and order had been issued by the United States District Court (the "Court") which resolved by summary judgment four of the interpretational issues which had been raised in the District Court Case. On three issues, the Court ruled in favor of the FDIC, and on one issue, the Court ruled in favor of the Company. On March 17, 1998, the Court resolved by summary judgment two additional interpretational issues in the District Court Case in favor of the FDIC. On September 4, 1998, the Court issued an order addressing the FDIC's motion for summary judgment on damages and declaratory relief. The ruling did not address all of the damage issues, including the amounts owed by the FDIC to First Heights, interest assessments and other costs. The Company vigorously disagrees with all of the Court's rulings in favor of the FDIC and intends to appeal if these rulings become part of any final judgment. Based upon the Company's review of the Court's rulings to date and its interpretation of the outstanding issues not addressed by such rulings, the Company believes that if it were unsuccessful on appeal and if all other issues in such litigation were resolved in favor of the FDIC, the Company would, at such time, take an after-tax charge against discontinued operations in an amount which would range from a nominal amount to as much as $55,000. The Company does not believe that the claims in the Court of Federal Claims Case are affected by the rulings in the District Court Case.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1998

                                                          Unconsolidated
                                            -----------------------------------------                 Consolidated
                                               Pulte        Guarantor   Non-Guarantor   Eliminating      Pulte
                                            Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                            -----------   ------------  ------------    -----------   -----------
ASSETS
Cash and equivalents ....................   $   108,321   $    41,811   $     4,106    $        --    $   154,238
Unfunded settlements ....................            --        46,759            69             --         46,828
House and land inventories ..............            --     1,387,990        14,672             --      1,402,662
Mortgage-backed and related securities ..            --            --        31,547             --         31,547
Residential mortgage loans and other
  securities available-for-sale .........            --            --       135,491             --        135,491
Land held for sale and future development            --        33,571            --             --         33,571
Other assets ............................        21,882       185,794        66,165             --        273,841
Deferred income taxes ...................        97,439            --          (795)            --         96,644
Discontinued operations .................            --            --       118,102             --        118,102
Investment in subsidiaries ..............       945,252        13,669       938,072     (1,896,993)            --
Advances receivable - subsidiaries ......       326,773           644        91,005       (418,422)            --
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,499,667   $ 1,710,238   $ 1,398,434    $(2,315,415)   $ 2,292,924
                                            ===========   ===========   ===========    ===========    ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities    $    87,574   $   465,831   $    68,001    $        --     $  621,406
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets             --            --       117,466             --        117,466
Mortgage-backed bonds, recourse solely to
  applicable subsidiary assets ..........            --            --        30,401             --         30,401
Income taxes ............................        15,500            --            --             --         15,500
Subordinated debentures and senior notes        487,448        51,496            --             --        538,944
Discontinued operations .................            --            --        86,212             --         86,212
Advances payable - subsidiaries .........        26,150       276,883       115,389       (418,422)            --
                                            -----------   -----------   -----------    -----------    -----------
      Total liabilities .................       616,672       794,210       417,469       (418,422)     1,409,929
Shareholders' equity ....................       882,995       916,028       980,965     (1,896,993)       882,995
                                            -----------   -----------   -----------    -----------    -----------
                                            $ 1,499,667   $ 1,710,238   $ 1,398,434    $(2,315,415)   $ 2,292,924
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
                                             ===========   ===========   ===========    ===========    ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
   liabilities ...........................   $    58,470   $   390,397   $    48,866    $        --    $   497,733
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets             --            --       162,707             --        162,707
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets             --            --        37,413             --         37,413
Income taxes .............................        13,001            --            --             --         13,001
Subordinated debentures and senior notes .       487,303        59,597            --             --        546,900
Discontinued operations ..................            --            --        80,174             --         80,174
Advances payable - subsidiaries ..........        24,595        61,994        34,591       (121,180)            --
                                             -----------   -----------   -----------    -----------    -----------
      Total liabilities ..................       583,369       511,988       363,751       (121,180)     1,337,928
Shareholders' equity .....................       812,837       947,104     1,030,931     (1,978,035)       812,837
                                             -----------   -----------   -----------    -----------    -----------
                                             $ 1,396,206   $ 1,459,092   $ 1,394,682    $(2,099,215)   $ 2,150,765
                                             ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Nine months ended September 30, 1998

                                                          Unconsolidated
                                                ------------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating       Pulte
                                                Corporation   Subsidiaries   Subsidiaries      Entries      Corporation
                                                -----------   ------------   -------------   -----------   ------------
Revenues:
  Homebuilding ..............................   $        --    $ 1,911,031    $     7,838    $        --    $ 1,918,869
  Mortgage banking and financing,
      interest and other ....................            --             --         31,022             --         31,022
  Corporate .................................         6,981          1,031          1,699             --          9,711
                                                -----------    -----------    -----------    -----------    -----------
Total revenues ..............................         6,981      1,912,062         40,559             --      1,959,602
                                                -----------    -----------    -----------    -----------    -----------

Expenses:
  Homebuilding:
    Cost of sales ...........................            --      1,610,397          7,108             --      1,617,505
    Selling, general and administrative and
      other expense .........................           837        187,690          2,858             --        191,385
  Mortgage banking and financing, interest
    and other ...............................            --             --         20,174             --         20,174
  Corporate, net ............................        26,775         (2,371)         2,314             --         26,718
                                                -----------    -----------    -----------    -----------    -----------
Total expenses ..............................        27,612      1,795,716         32,454             --      1,855,782
                                                -----------    -----------    -----------    -----------    -----------
Other Income:
Equity in income (loss) of Pulte-affiliates..            --            485         (1,093)            --           (608)
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in
  income (loss) of subsidiaries .............       (20,631)       116,831          7,012             --        103,212
Income taxes (benefit) ......................       (10,722)        46,675          4,298             --         40,251
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income (loss) of
  subsidiaries ..............................        (9,909)        70,156          2,714             --         62,961

Income  from discontinued operations ........          (209)            --            909             --            700
                                                -----------    -----------    -----------    -----------    -----------
Income (loss) before equity in income
  (loss) of subsidiaries ....................       (10,118)        70,156          3,623             --         63,661
                                                -----------    -----------    -----------    -----------    -----------

Equity in income (loss) of subsidiaries:
  Continuing operations .....................        72,870          6,477         72,197       (151,544)            --
  Discontinued operations ...................           909             --             --           (909)            --
                                                -----------    -----------    -----------    -----------    -----------
                                                     73,779          6,477         72,197       (152,453)            --
                                                -----------    -----------    -----------    -----------    -----------
Net income ..................................   $    63,661    $    76,633    $    75,820    $  (152,453)   $    63,661
                                                ===========    ===========    ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                For the Three months ended September 30, 1998

                                                          Unconsolidated
                                               -----------------------------------------                 Consolidated
                                                  Pulte        Guarantor   Non-Guarantor   Eliminating       Pulte
                                               Corporation   Subsidiaries  Subsidiaries      Entries      Corporation
                                               -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ............................     $      --      $ 745,336     $   1,344      $      --      $ 746,680
  Mortgage banking and financing,
    interest and other ....................            --             --        11,286             --         11,286
  Corporate ...............................         1,368             --            --             --          1,368
                                                ---------      ---------     ---------      ---------      ---------
Total revenues ............................         1,368        745,336        12,630             --        759,334
                                                ---------      ---------     ---------      ---------      ---------

Expenses:
  Homebuilding:
    Cost of sales .........................            --        626,061         1,388             --        627,449
    Selling, general and administrative and
      other expense .......................           279         68,035           824             --         69,138
  Mortgage banking and financing, interest
    and other .............................            --             --         6,386             --          6,386
  Corporate, net ..........................         6,762            297          (383)            --          6,676
                                                ---------      ---------     ---------      ---------      ---------
Total expenses ............................         7,041        694,393         8,215             --        709,649
                                                ---------      ---------     ---------      ---------      ---------
Other Income:
Equity in income (loss) of Pulte-affiliates .          --            359        (3,380)            --         (3,021)
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and equity in income
  (loss) of subsidiaries ..................        (5,673)        51,302         1,035             --         46,664
Income taxes (benefit) ....................        (3,331)        20,441         1,089             --         18,199
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in income (loss)
  of subsidiaries .........................        (2,342)        30,861           (54)            --         28,465
Income (loss) from discontinued operations           (391)            --           482             --             91
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) before equity in income
  (loss) of subsidiaries ..................        (2,733)        30,861           428             --         28,556
                                                ---------      ---------     ---------      ---------      ---------

Equity in income (loss) of subsidiaries:
  Continuing operations ...................        30,807          2,866        32,377        (66,050)            --
  Discontinued operations .................           482             --            --           (482)            --
                                                ---------      ---------     ---------      ---------      ---------
                                                   31,289          2,866        32,377        (66,532)            --
                                                ---------      ---------     ---------      ---------      ---------
Net income ................................     $  28,556      $  33,727     $  32,805      $ (66,532)     $  28,556
                                                =========      =========     =========      =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the Nine months ended September 30, 1997

                                                          Unconsolidated
                                             ------------------------------------------                  Consolidated
                                                Pulte        Guarantor    Non-Guarantor   Eliminating       Pulte
                                             Corporation    Subsidiaries   Subsidiaries     Entries      Corporation
                                             -----------    ------------  -------------   -----------    ------------
Revenues:
  Homebuilding ............................     $     --      $1,647,615     $     --      $     --      $ 1,647,615
  Mortgage banking and financing,
      interest and other ..................           --              --       23,460            --           23,460
  Corporate ...............................        1,254           5,577           --            --            6,831
                                                --------      ----------     --------      --------      -----------
Total revenues ............................        1,254       1,653,192       23,460            --        1,677,906
                                                --------      ----------     --------      --------      -----------

Expenses:
  Homebuilding:
    Cost of sales .........................           --       1,403,575           --            --        1,403,575
    Selling, general and administrative and
      other expense .......................          566         173,308           --            --          173,874
  Mortgage banking and financing, interest
    and other .............................           --              --       20,073            --           20,073
  Corporate, net ..........................       22,001           5,556       (1,231)           --           26,326
                                                --------      ----------     --------      --------      -----------
Total expenses ............................       22,567       1,582,439       18,842            --        1,623,848
                                                --------      ----------     --------      --------      -----------

Other Income:
Equity in income (loss) of Pulte-affiliates           --              --       (1,259)           --           (1,259)
                                                --------      ----------     --------      --------      -----------
Income (loss) from continuing operations
  before income taxes and equity in income
  (loss) of subsidiaries ..................      (21,313)         70,753        3,359            --           52,799
Income taxes (benefit) ....................       (9,748)         28,128        1,948            --           20,328
                                                --------      ----------     --------      --------      -----------
Income (loss) from continuing operations
  before equity in income (loss) of
  subsidiaries ............................      (11,565)         42,625        1,411            --           32,471
Income (loss) from discontinued operations         4,915              --       (1,566)           --            3,349
                                                --------      ----------     --------      --------      -----------
Income before equity in income (loss)
  of subsidiaries .........................       (6,650)         42,625         (155)           --           35,820
                                                --------      ----------     --------      --------      -----------
Equity in income (loss) of subsidiaries:
  Continuing operations ...................       44,036           1,990       42,625       (88,651)              --
  Discontinued operations .................       (1,566)             --           --         1,566               --
                                                --------      ----------     --------      --------      -----------
                                                  42,470           1,990       42,625       (87,085)              --
                                                --------      ----------     --------      --------      -----------
Net income ................................     $ 35,820      $   44,615     $ 42,470      $(87,085)     $    35,820
                                                ========      ==========     ========      ========      ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                For the Three months ended September 30, 1997

                                                          Unconsolidated
                                              ------------------------------------------                 Consolidated
                                                 Pulte         Guarantor   Non-Guarantor   Eliminating       Pulte
                                              Corporation    Subsidiaries   Subsidiaries     Entries      Corporation
                                              -----------    ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ............................     $      --      $ 657,265     $      --      $      --      $ 657,265
  Mortgage banking and financing,
   interest and other .....................            --             --         9,808             --          9,808
  Corporate ...............................            82          2,736            --             --          2,818
                                                ---------      ---------     ---------      ---------      ---------
Total revenues ............................            82        660,001         9,808             --        669,891
                                                ---------      ---------     ---------      ---------      ---------

Expenses:
  Homebuilding:
    Cost of sales .........................            --        558,882            --             --        558,882
    Selling, general and administrative and
      other expense .......................           239         62,879            --             --         63,118
  Mortgage banking and financing, interest
    and other .............................            --             --         6,850             --          6,850
  Corporate, net ..........................         8,234          2,408          (438)            --         10,204
                                                ---------      ---------     ---------      ---------      ---------
Total expenses ............................         8,473        624,169         6,412             --        639,054
                                                ---------      ---------     ---------      ---------      ---------

Other Income:
  Equity in income (loss) of
   Pulte-affiliates .......................            --             --          (649)            --           (649)
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and equity in income
  (loss) of subsidiaries ..................        (8,391)        35,832         2,747             --         30,188
Income taxes (benefit) ....................        (4,030)        14,262         1,391             --         11,623
                                                ---------      ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in income (loss) of
  subsidiaries ............................        (4,361)        21,570         1,356             --         18,565
Income (loss) from discontinued operations          1,488             --          (343)            --          1,145
                                                ---------      ---------     ---------      ---------      ---------
Income before equity in income (loss) of
  subsidiaries ............................        (2,873)        21,570         1,013             --         19,710
                                                ---------      ---------     ---------      ---------      ---------
Equity in income (loss) of subsidiaries:
  Continuing operations ...................        22,926          1,759        21,570        (46,255)            --
  Discontinued operations .................          (343)            --            --            343             --
                                                ---------      ---------     ---------      ---------      ---------
                                                   22,583          1,759        21,570        (45,912)            --
                                                ---------      ---------     ---------      ---------      ---------
Net income ................................     $  19,710      $  23,329     $  22,583      $ (45,912)     $  19,710
                                                =========      =========     =========      =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.   Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the Nine months ended September 30, 1998

                                                              Unconsolidated
                                                   ------------------------------------------                  Consolidated
                                                      Pulte        Guarantor    Non-Guarantor   Eliminating       Pulte
                                                   Corporation   Subsidiaries   Subsidiaries      Entries      Corporation
                                                   -----------   ------------   -------------   -----------    ------------

Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........     $  62,961      $  76,633      $  74,911      $(151,544)     $  62,961
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
       Equity in income of subsidiaries .......       (72,870)        (6,477)       (72,197)       151,544             --
       Amortization, depreciation and other ...           145          3,918            150             --          4,213
       Deferred income taxes ..................        (4,782)            --             --             --         (4,782)
  Increase (decrease) in cash due to:
    Inventories ...............................            --       (107,596)        (1,959)            --       (109,555)
    Residential mortgage loans
      held for sale ...........................            --             --         49,527             --         49,527
    Other assets ..............................        (3,577)        54,167        (23,560)            --         27,030
    Accounts payable and accrued liabilities ..         4,041         11,953         17,260             --         33,254
    Income taxes ..............................       (27,105)        50,946            530             --         24,371
                                                    ---------      ---------      ---------      ---------      ---------

Net cash provided by (used in) operating
  activities ..................................       (41,187)        83,544         44,662             --         87,019
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage backed
    securities ................................            --             --          7,196             --          7,196
  Dividends received from subsidiaries ........       132,040          8,900        132,040       (272,980)            --
  Cash paid for acquisitions, net of cash
    acquired ..................................            --       (158,832)            --             --       (158,832)
  Investment in subsidiary ....................       (32,040)        (4,271)            --         36,311             --
  Advances to affiliates ......................      (154,455)          (644)        (5,810)       160,909             --
  Other, net ..................................            --             --           (477)            --           (477)
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ..................................       (54,455)      (154,847)       132,949        (75,760)      (152,113)
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........            --             --         (8,001)            --         (8,001)
  Proceeds of borrowings ......................            --         31,969             --             --         31,969
  Repayment of borrowings .....................            --         (8,101)       (45,246)            --        (53,347)
  Capital contributions from parent ...........            --         32,040          4,271        (36,311)            --
  Advances from affiliates ....................         5,824        142,752         12,333       (160,909)            --
  Dividends paid ..............................        (4,727)      (132,040)      (140,940)       272,980         (4,727)
  Other, net ..................................         6,920             28          1,334             --          8,282
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ........................         8,017         66,648       (176,249)        75,760        (25,824)
                                                    ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and
  equivalents - continuing operations .........     $ (87,625)     $  (4,655)     $   1,362      $      --      $ (90,918)
                                                    ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the Nine months ended September 30, 1998

                                                          Unconsolidated
                                            -------------------------------------------                Consolidated
                                               Pulte        Guarantor     Non-Guarantor   Eliminating      Pulte
                                            Corporation    Subsidiaries   Subsidiaries      Entries     Corporation
                                            -----------    ------------   -------------   -----------  ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations..     $     700      $      --      $     909      $    (909)     $     700
  Change in deferred income taxes .....        17,738             --             --             --         17,738
  Equity in income of subsidiaries ....          (909)            --             --            909             --
  Change in income taxes ..............       (18,846)            --             --             --        (18,846)
  Other changes, net ..................         1,317             --          6,464             --          7,781
Cash flows from investing activities:
  Purchase of securities available-
      for-sale ........................            --             --        (21,809)            --        (21,809)
  Principal payments of mortgage-backed
      securities ......................            --             --         21,900             --         21,900
  Decrease in Covered Assets and FRF
      receivables .....................            --             --         34,642             --         34,642
Cash flows from financing activities:
  Increase in deposit liabilities .....            --             --          8,312             --          8,312
  Repayment of borrowings .............            --             --        (31,560)            --        (31,560)
  Decrease in FHLB advances ...........            --             --         (3,100)            --         (3,100)
                                            ---------      ---------      ---------      ---------      ---------

Net increase in cash and equivalents-
  discontinued operations .............            --             --         15,758             --         15,758
                                            ---------      ---------      ---------      ---------      ---------
Net (decrease) increase in cash and
  equivalents .........................       (87,625)        (4,655)        17,120             --        (75,160)
Cash and equivalents at beginning of
  period ..............................       195,946         46,466          4,896             --        247,308
                                            ---------      ---------      ---------      ---------      ---------
Cash and equivalents at end of period .     $ 108,321      $  41,811      $  22,016      $      --      $ 172,148
                                            =========      =========      =========      =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the Nine months ended September 30, 1997

                                                                Unconsolidated
                                                   -------------------------------------------                Consolidated
                                                      Pulte         Guarantor    Non-Guarantor  Eliminating       Pulte
                                                   Corporation    Subsidiaries   Subsidiaries     Entries      Corporation
                                                   -----------    ------------   -------------  -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........     $  32,471      $  44,615      $  44,036      $ (88,651)     $  32,471
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
      Equity in income of subsidiaries ........       (44,036)        (1,990)       (42,625)        88,651             --
      Amortization, depreciation and other ....            64          4,932            235             --          5,231
      Deferred income taxes ...................        12,356             --             --             --         12,356
  Increase (decrease) in cash due to:
    Inventories ...............................            --       (204,971)            --             --       (204,971)
    Residential mortgage loans
      available-for-sale ......................            --             --         41,581             --         41,581
    Other assets ..............................        (4,208)        (9,030)       (22,299)            --        (35,537)
    Accounts payable and accrued
      liabilities .............................        (1,320)        34,943         12,120             --         45,743
    Income taxes ..............................       (28,593)        28,128          1,949             --          1,484
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ..................................       (33,266)      (103,373)        34,997             --       (101,642)
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage-backed
   securities .................................            --             --          5,966             --          5,966
  Decrease in funds held by trustee ...........            --             --             94             --             94
  Dividends received from subsidiaries ........            --         14,000             --        (14,000)            --
  Investment in subsidiaries ..................            --         (1,497)            --          1,497             --
  Advances to affiliates ......................       (83,664)            55         (3,415)        87,024             --
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ..................................       (83,664)        12,558          2,645         74,521          6,060
                                                    ---------      ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........            --             --         (6,916)            --         (6,916)
  Proceeds from borrowings ....................        72,700         10,594             --             --         83,294
  Repayment of borrowings .....................            --             --        (40,706)            --        (40,706)
  Capital contributions from parent ...........            --             --          1,497         (1,497)            --
  Advances from affiliates ....................         2,352         63,406         21,266        (87,024)            --
  Stock repurchases ...........................       (74,595)            --             --             --        (74,595)
  Dividends paid ..............................        (3,877)            --        (14,000)        14,000         (3,877)
  Other, net ..................................         5,774             --           (629)            --          5,145
                                                    ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ........................         2,354         74,000        (39,488)       (74,521)       (37,655)
                                                    ---------      ---------      ---------      ---------      ---------
Net decrease in cash and
  equivalents - continuing operations .........     $(114,576)     $ (16,815)     $  (1,846)     $      --      $(133,237)
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
                                             =========      =========      =========      =========      =========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three and nine month periods ended September 30, 1998 and 1997 is as follows:

                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                              ------------------------      ------------------------
                                                 1998           1997          1998           1997
                                                 ----           ----          ----           ----
Pre-tax income (loss):
   Homebuilding operations ..............     $  47,072      $  34,616      $ 109,371      $  68,907
   Financial Services operations ........         4,900          2,958         10,848          3,387
   Corporate ............................        (5,308)        (7,386)       (17,007)       (19,495)
                                              ---------      ---------      ---------      ---------
Pre-tax income from continuing operations        46,664         30,188        103,212         52,799
Income taxes ............................       (18,199)       (11,623)       (40,251)       (20,328)
                                              ---------      ---------      ---------      ---------
Income from continuing operations .......        28,465         18,565         62,961         32,471
Income from discontinued operations .....            91          1,145            700          3,349
                                              ---------      ---------      ---------      ---------
Net income ..............................     $  28,556      $  19,710      $  63,661      $  35,820
                                              =========      =========      =========      =========
Per share data - assuming dilution:
   Income from continuing operations ....     $     .64      $     .43      $    1.44      $     .72
   Income from discontinued operations ..            --            .03            .01            .08
                                              ---------      ---------      ---------      ---------
   Net income ...........................     $     .64      $     .46      $    1.45      $     .80
                                              =========      =========      =========      =========

A comparison of pre-tax income (loss) for the three and nine month periods ended September 30, 1998 and 1997 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 36% and 59%, respectively, due primarily to the improvement in domestic homebuilding operations where pre-tax income increased 43% and 58%, respectively. Domestic unit settlements increased 8% and 11%, respectively; and domestic gross margins improved 120 and 100 basis points, respectively. The Company's domestic homebuilding business also achieved improved leverage in overall selling, general and administrative (SG&A) spending. On a year-to-date basis, SG&A spending, as a percentage of sales, declined by 110 basis points.

o Pre-tax income of the Company's financial services business segment increased substantially to $4,900, and $10,848, respectively, as compared with $2,958 and $3,387 for the comparable 1997 periods. This increase is entirely attributable to the Company's mortgage banking operation which benefited from substantial increases in mortgage origination volume, origination and servicing fees, as well as pricing and marketing gains. Average operating costs per mortgage origination, excluding provision for foreclosure-related losses, decreased by 17% and 15%, respectively, reflecting improved leverage of loan origination volume.

o Pre-tax loss of the Company's corporate business segment decreased $2,078 and $2,488 from the three and nine month periods ended September 30, 1997, respectively. The decrease in pre-tax loss for the quarter primarily reflects a lower level of spending on corporate development projects, as overhead expenses decreased $1,413. Quarterly results also reflect a reduction of $665 in the corporate net interest spread resulting from an increase in interest capitalized into homebuilding inventories, partially offset by higher interest expense associated with the issuance of $150,000 of 7.625% Senior Notes, due 2017, during the fourth quarter of 1997. On a year-to-date basis, the decrease in corporate overhead expenses of $4,043 primarily reflects the gain recognized in the first quarter of 1998 from the sale of the Company's interest in Expression Homes. This gain is partially offset by an increase in interest expense associated with the $150,000 Senior Notes.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

During 1997, the Company reorganized its homebuilding operations into three distinct business lines; Domestic, International, and Active Adult.

o Domestic Homebuilding operations are conducted in 42 markets, located throughout 28 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, move-up and semi-custom home buyer.

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico. The Company has agreements in place with multi-national corporations to provide social and employee interest housing in Mexico.

o Active Adult Homebuilding operations are primarily conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major active adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is currently developing four communities which it acquired from the Company earlier this year. The Company and BRE maintain a 50% ownership interest in this new venture.


Certain operating data relating to the Company's joint ventures and homebuilding operations for the three and nine month periods ended September 30, 1998 and 1997, are as follows:

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                      ----------------------     -------------------------
                                                         1998          1997          1998          1997
                                                         ----          ----          ----          ----
Pulte/Pulte-affiliate Homebuilding revenues:
     Domestic...................................      $  741,114   $  637,304    $ 1,894,636   $ 1,605,189
     International..............................           4,907        6,675         43,938        26,437
     Active Adult...............................          30,139       16,002         61,911        31,444
                                                      ----------   ----------    -----------   -----------
   Total Homebuilding...........................      $  776,160   $  659,981    $ 2,000,485   $ 1,663,070
                                                      ==========   ==========    ===========   ===========
Pulte/Pulte-affiliate Homebuilding
  pre-tax income (loss):
     Domestic...................................      $   50,708   $   35,466    $   114,144   $    72,112
     International..............................          (4,527)        (987)        (3,902)       (2,107)
     Active Adult...............................             891          137           (871)       (1,098)
                                                      ----------   ----------    ------------  -----------
   Total Homebuilding...........................      $   47,072   $   34,616    $   109,371   $    68,907
                                                      ==========   ==========    ===========   ===========
Pulte/Pulte-affiliate settlements - units:
   Domestic.....................................           4,134        3,822         10,899         9,860
   International:
     Pulte......................................              22           59            106           170
     Pulte-affiliated entities..................             250          195          2,491         1,130
                                                      ----------   ----------    -----------   -----------
        Total International.....................             272          254          2,597         1,300
                                                      ----------   ----------    -----------   -----------
   Active Adult:
     Pulte......................................              37          109            128           223
     Pulte-affiliated entity....................             143           --            252             -
                                                      ----------   ----------    -----------   -----------
         Total Active Adult.....................             180          109            380           223
                                                      ----------   ----------    -----------   -----------
Total Pulte/Pulte-affiliate settlements - units.           4,586        4,185         13,876        11,383
                                                      ==========   ==========    ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The domestic homebuilding business line represents the Company's core business. Operations are conducted in 42 markets, located throughout 28 states, and are organized into nine regions as follows:

Pulte Home East:
    Mid-Atlantic Region      Connecticut, Delaware, Maryland,
                             Massachusetts, New Jersey, New Hampshire,
                             Pennsylvania, Rhode Island, Virginia
    Southeast Region         Georgia, North Carolina, South Carolina,
                             Tennessee
    Florida Regions          Florida

Pulte Home Central:
    Great Lakes Region       Indiana, Michigan, Missouri, Ohio, Kansas
    Midwest Region           Illinois, Minnesota, Wisconsin
    Texas Region             Texas

Pulte Home West:
    Southwest Region         Arizona, Nevada
    Rocky Mountain Region    Colorado, Utah
    California Region        California

No one individual market within the 42 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three and nine month periods ended September 30, 1998.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three and nine month periods ended September 30, 1998 and 1997.

                                                             Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                           ----------------------     --------------------------
                                                              1998          1997          1998          1997
                                                              ----          ----          ----          ----
Domestic Homebuilding:

     Unit settlements:
        Pulte Home East..............................           2,048        1,789          5,234         4,708
        Pulte Home Central...........................           1,273        1,196          3,281         2,932
        Pulte Home West..............................             813          837          2,384         2,220
                                                           ----------   ----------    -----------   -----------
                                                                4,134        3,822         10,899         9,860
                                                           ==========   ==========    ===========   ===========
     Net new orders - units:
        Pulte Home East..............................           2,529        1,824          6,890         5,554
        Pulte Home Central...........................           1,293        1,121          4,526         3,556
        Pulte Home West..............................             706          834          2,636         2,622
                                                           ----------   ----------    -----------   -----------
                                                                4,528        3,779         14,052        11,732
                                                           ==========   ==========    ===========   ===========
     Net new orders - dollars                              $  796,000   $  617,600    $ 2,457,000   $ 1,922,300
                                                           ==========   ==========    ===========   ===========
     Backlog at September 30 - units:
        Pulte Home East..............................                                       3,216         2,462
        Pulte Home Central...........................                                       2,261         1,604
        Pulte Home West..............................                                       1,069         1,049
                                                                                      -----------   -----------
                                                                                            6,546         5,115
                                                                                      ===========   ===========
     Backlog at September 30 - dollars...............                                 $ 1,179,700   $   891,000
                                                                                      ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

During the quarter, the Company reported net new orders of 4,528, an increase of 20% over the comparable period of the prior year. Year-to-date orders were also up 20% to 14,052. These positive results reflect strong performance in the Southeast, Great Lakes, Florida, Texas and Rocky Mountain Regions. On a quarterly and year-to-date basis, net new orders, including acquired backlog, provided by Radnor Homes and DiVosta & Company ("acquired operations") amounted to 651 and 862 units, respectively.

Unit settlements increased 8% for the quarter and 11% year-to-date, reflecting strong activity in the Southeast, Mid-Atlantic, Texas, California and Great Lakes Regions. Strong demand, supported by favorable economic conditions continued to drive increased order activity and record levels of backlog. These factors have contributed to the solid settlement activity during 1998. Unit settlements associated with acquired operations for the three and nine months ended September 30, 1998 were 379 and 413, respectively.

The Company's backlog grew to an all-time record level at September 30, 1998 of 6,546 units, or approximately $1.2 billion, breaking record results previously reported in the first and second quarters. Unit backlog at September 30, 1998, was approximately 6%, 22% and 93% higher than that noted at June 30, 1998, March 31, 1998 and December 31, 1997, respectively. Backlog associated with acquired operations accounted for 449 units or $86,473 as of September 30, 1998.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three and nine month periods ended September 30, 1998 and 1997:

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   -----------------------    -------------------------
                                                      1998         1997           1998          1997
                                                      ----         ----           ----          ----
Revenues.....................................      $  741,114   $  637,304    $ 1,894,636   $ 1,605,189
Cost of sales................................        (622,549)    (542,835)    (1,597,070)   (1,368,774)
Selling, general and administrative expense..         (62,497)     (54,417)      (168,181)     (161,098)
Interest (a) ................................          (5,398)      (5,206)       (14,241)      (12,644)
Other income (expense), net..................              38          620         (1,000)        9,439
                                                   ----------   ----------    -----------   -----------
Pre-tax income...............................      $   50,708   $   35,466    $   114,144   $    72,112
                                                   ==========   ==========    ===========   ===========
Average sales price..........................      $      179   $      167    $       174   $       163
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

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 16.0% and 15.7% for the three and nine month periods ended September 30, 1998, respectively, compared to 14.8% and 14.7%, respectively, in the similar periods of the prior year. Several factors have contributed to this favorable trend including strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers. As a result, gross margins continue to improve on a sequential-period basis as evidenced by the 40 basis point increase from the 15.6% gross profit margin reported for the quarter ended June 30, 1998. The third quarter 1998 gross margin of 16% represents the fifth consecutive quarter of achieving gross margin improvements.

For the nine months ending September 30, 1998, selling, general and administrative expenses (SG&A) reflected the pro-rata share of benefit savings from the restructuring plan effected in the second half of 1997, as well as the improved leverage of SG&A dollar spending on higher unit sales volume.

Other income, net, includes gains on land sales and other homebuilding-related expenses. Other income, net, has also historically included the net operating results of Pulte's Builder's Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. For the quarter, other income, net, decreased $582 due primarily to a decrease in the operating results of BSL of $1,925 offset by an increase in income from land sales of $516, increased interest income of $306, and other income of $500 related to an insurance settlement. The decrease in other income, net, for the nine months ended September 30, 1998 is due to the sale of BSL in March 1998. The winding down of operations coupled with transaction costs incurred in connection with the sale resulted in a decrease of other income of $7,293. Also reflected in yearly results is a decrease of approximately $2,900 from an insurance litigation settlement received in the first quarter of 1997.

The average selling price during the nine month period ended September 30, 1998 was $174, an increase from the average selling price of $163 in the comparable period of the prior year. Changes in average selling price reflect a number of factors, including the mix of product closed during a period.

Information related to interest in inventory is as follows:

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                      -----------------------    -------------------------
                                                         1998          1997          1998          1997
                                                         ----          ----          ----          ----
Interest in inventory at beginning of period....      $   14,379   $   15,512    $    14,719   $    12,846
Interest capitalized............................           6,093        5,194         14,596        15,298
Interest expensed...............................          (5,398)      (5,206)       (14,241)      (12,644)
                                                      ----------   ----------    -----------   -----------
Interest in inventory at end of period..........      $   15,074   $   15,500    $    15,074   $    15,500
                                                      ==========   ==========    ===========   ===========

At September 30, 1998, Pulte's domestic homebuilding operations controlled approximately 63,000 lots, of which approximately 35,500 lots were owned and approximately 27,500 lots were controlled through option agreements.

As a component of the Company's business strategies, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes on May 27, 1998 for an aggregate purchase price of approximately $58,000. Consideration for this acquisition included approximately $51,000 of cash paid, approximately $3,000 of assumed liabilities and the issuance of 153,570 shares of the Company's common stock. This transaction has been accounted for as a purchase, and as such, the operating results of Radnor since the acquisition date have been included in the Company's results of operations, and integrated into the Southeast Region.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based, DiVosta and Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta and Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $1,700 for the quarter ended September 30, 1998.

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The following table presents selected financial data for Pulte's international homebuilding operations for the three and nine month periods ended September 30, 1998 and 1997.

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,              September 30,
                                                      -----------------------    -------------------------
                                                         1998          1997          1998          1997
                                                         ----          ----          ----          ----
Revenues........................................      $    1,344   $    3,959    $     7,838   $    10,982
Cost of sales...................................          (1,388)      (3,205)        (7,108)       (9,159)
Selling, general and administrative expense.....          (1,085)      (1,020)        (3,534)       (2,609)
Other income (expense), net.....................             (18)         (72)            (5)          (62)
Equity in income (loss) of Mexico operations....          (3,380)        (649)        (1,093)       (1,259)
                                                      ----------   ----------    -----------   ------------
Pre-tax income (loss)...........................      $   (4,527)  $     (987)   $    (3,902)  $    (2,107)
                                                      ==========   ==========    ===========   ===========
Unit settlements:
   Pulte........................................              22           59            106           170
   Pulte-affiliated entities....................             250          195          2,491         1,130
                                                      ----------   ----------    -----------   -----------
     Total Pulte and Pulte-affiliates...........             272          254          2,597         1,300
                                                      ==========   ==========    ===========   ===========

Pre-tax losses for the three and nine month periods ended September 30, 1998, from the Company's international operations increased by $3,540 and $1,795, respectively. These losses are primarily attributable to foreign currency exchange losses in Mexico and operating losses in Puerto Rico. Foreign currency exchange losses in Mexico amounted to $2,200 for the quarter and $2,900 year-to-date. The foreign currency exchange losses are a result of the decline in the value of the Mexican peso against the U.S. dollar. For the three and nine month periods ended September 30, 1998, the Mexican peso devalued 14% and 22%, respectively. The operational losses in Puerto Rico amounted to $870 and $2,100 for the three and nine month periods ended September 30, 1998, respectively. 1998 represents a rebuilding year for the Puerto Rico business. A new management team is in place and land positions and product offerings are being re-positioned. Hurricane Georges has also adversely impacted Puerto Rico's business operations, causing a slow down in its normal production schedule. Management expects that improvements in Puerto Rico business operations will be realized in 1999.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):

The Company conducts business through five joint ventures located throughout Mexico, the largest of which is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros. During 1996, the Company announced that its Juarez venture had entered into two separate agreements to construct homes in Mexico; one with General Motors Corporation and one with Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of September 30, 1998, the Company's net investment in the Juarez-based joint venture approximated $23,500.

On June 22, 1998 Pulte formed a new Mexican joint venture with Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), to construct primarily social interest housing in Central Mexico. The venture is expected to build approximately 3,200 units over the next two years and supports Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture call for eight new housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. Prior to the formation of the joint venture, DRT had six of these projects under construction and had secured permitting for the two remaining projects. At September 30, 1998, the Company's net investment in this joint venture approximated $7,000.

Active Adult Homebuilding:

Active Adult Homebuilding operations are primarily conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major active adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is currently developing four communities which it acquired from the Company earlier this year. The Company and BRE maintain a 50% ownership interest in this new venture.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three and nine month periods ended September 30, 1998 and 1997. Such data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, and the equity in income (loss) of the joint venture entity from March 26, 1998 through September 30, 1998:

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                   -----------------------    -------------------------
                                                      1998          1997          1998          1997
                                                      ----          ----          ----          ----
  Revenues...................................      $    4,222   $   16,002    $    16,395   $    31,444
  Cost of sales..............................          (3,512)     (12,842)       (13,327)      (25,642)
  Selling, general and administrative expense            (181)      (2,446)        (3,959)       (6,101)
  Other income (expense), net................               3         (577)          (465)         (799)
  Equity in income of joint venture..........             359           --            485             -
                                                   ----------   ----------    -----------   -----------
  Pre-tax income (loss)......................      $      891   $      137    $      (871)  $    (1,098)
                                                   ==========   ==========    ===========   ===========
Pulte and Pulte-affiliate:
  Average sales price........................      $      167   $      147    $       163   $       141
                                                   ==========   ==========    ===========   ===========
  Settlements - units........................             180          109            380           223
                                                   ==========   ==========    ===========   ===========
  Settlements - dollars......................      $   30,139   $   16,002    $    61,911   $    31,444
                                                   ==========   ==========    ===========   ===========
  Net new orders - units.....................             149           84            581           282
                                                   ==========   ==========    ===========   ===========
  Net new orders - dollars...................      $   28,600   $   13,500    $   107,300   $    41,300
                                                   ==========   ==========    ===========   ===========
  Backlog at September 30 - units............                                         315           165
                                                                              ===========   ===========
  Backlog at September 30 - dollars..........                                 $    64,100   $    25,600
                                                                              ===========   ===========

Net new orders increased for the three and nine month periods ended September 30, 1998 by 65 and 299 units, respectively. These units primarily relate to two communities for which sales operations had not yet commenced in the comparable prior-year period and the ramp up of building activity at a third community. Unit settlements for the three and nine month periods ended September 30, 1998 increased by 71 and 157 units, respectively, as compared to the similar periods of the prior year. The decreases in revenues, cost of sales, SG & A and other income (expense) reflects the overall decreased activity in the one remaining community in Pulte's Active Adult operating subsidiary, a trend which will continue until the entire community is built out. Of the net new orders, unit settlements and backlog reported for the quarter ended September 30, 1998, 20, 37 and 16 units, respectively, related to Pulte's Active Adult operating subsidiary. On a year-to-date basis, such amounts were 264, 128 and 16 units respectively. This decreasing trend is offset by the ramping up of activity at the Pulte/BRE joint venture, which provided 129 net new orders, 143 unit settlements and 299 units in backlog for the quarter ended September 30, 1998.


Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (Pulte Mortgage), the Company's mortgage banking subsidiary, and to a limited extent through Pulte Financial Companies, Inc.
(PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations for the three and nine month periods ended September 30, 1998 and 1997, is as follows:

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                 ----------------------      ----------------------
                                   1998          1997          1998           1997
                                   ----          ----          ----           ----
Pre-tax income (loss):
  Mortgage banking .........     $  4,920      $  2,986      $ 10,908      $  3,487
  Financing activities .....          (20)          (28)          (60)         (100)
                                 --------      --------      --------      --------
      Pre-tax income .......     $  4,900      $  2,958      $ 10,848      $  3,387
                                 ========      ========      ========      ========

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                         Three Months Ended            Nine Months Ended
                                            September 30,                September 30,
                                      -------------------------     -------------------------
                                         1998          1997           1998           1997
                                         ----          ----           ----           ----
Total originations:
   Loans ........................          3,194          2,730          8,752          6,970
                                      ==========     ==========     ==========     ==========
   Principal ....................     $  429,700     $  339,400     $1,151,500     $  848,600
                                      ==========     ==========     ==========     ==========
Originations for Pulte customers:
   Loans ........................          2,258          2,145          6,350          5,594
                                      ==========     ==========     ==========     ==========
   Principal ....................     $  312,700     $  275,400     $  858,800     $  705,700
                                      ==========     ==========     ==========     ==========

Mortgage origination volume for the three and nine month periods ended September 30, 1998, increased 27% and 36%, respectively, over the comparable 1997 periods, driven primarily by increased unit sales realized in Pulte's homebuilding operations. Pulte customers continue to account for the majority of total loan production at September 30, 1998; however, increased loan origination volume in the retail sector has contributed to improved leverage of loan origination costs. Refinancings represented less than 10% of total loan originations for each of the three and nine month periods ended September 30, 1998. At September 30, 1998, loan application backlog increased 40% to $537,900 as compared with $384,700 at September 30, 1997. Backlog at December 31, 1997 amounted to $294,000. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

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

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

During the three and nine months ended September 30, 1998, origination fees increased 20% and 45%, respectively, over the comparable periods of the prior year. The increase in origination fees is due to the overall increase in loan originations and an increase in non-funded, brokered loans. Pricing and marketing gains increased $2,137 for the quarter and $6,941 year-to-date, primarily the result of increased funded mortgage originations and increased servicing retained loan production.

Net interest income decreased $104 and $440 for the three and nine month periods ended September 30, 1998, respectively. These decreases are attributable to the Company's management of equity capital coupled with a flattening of the yield curve during the first nine months of 1998. For the quarter and year-to-date, Pulte Mortgage's operating expenses increased $117 and $269, respectively, over the comparable prior year periods on increased production of 27% and 36%, respectively. This improved cost leverage is a result of the mortgage operations center and mortgage application center initiatives implemented during 1997 which have expedited the loan approval process and lowered the total cost from application to closing, and corporate restructuring.

Financing Activities:

The Company's secured financing operations are conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI). Such operations, which the Company is exiting, have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At September 30, 1998, one bond series with a principal amount of $30,401 was outstanding. For the three and nine month periods ended September 30, 1998, PFCI's pre-tax operating loss was $20 and $60, respectively, compared to a pre-tax loss of $28 and $100 in 1997. Net interest income continues to decrease as a result of lower average outstanding balances on the collateral and bond portfolios.


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

The following table presents corporate results of operations for the three and nine month periods ended September 30, 1998 and 1997:

                                             Three Months Ended           Nine Months Ended
                                                September 30,               September 30,
                                          -----------------------    -------------------------
                                             1998          1997          1998          1997
                                             ----          ----          ----          ----
Net interest expense..................    $    3,440   $    4,105    $    11,156   $     9,601
Other corporate expenses, net.........         1,868        3,281          5,851         9,894
                                          ----------   ----------    -----------   -----------
Loss before income taxes..............    $    5,308   $    7,386    $    17,007   $    19,495
                                          ==========   ==========    ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

The decrease in pre-tax loss for the quarter primarily reflects a lower level of spending on corporate development projects, as overhead expenses decreased $1,413. Quarterly results also reflect a reduction of $665 in the corporate net interest spread resulting from an increase in interest capitalized into homebuilding inventories, partially offset by higher interest expense associated with the issuance of $150,000 of 7.625% Senior Notes, due 2017, during the fourth quarter of 1997. On a year-to-date basis, the decrease in corporate overhead expenses of $4,043 primarily reflects the gain recognized in the first quarter of 1998 from the sale of the Company's interest in Expression Homes. This gain is partially offset by an increase in interest expense associated with the $150,000 Senior Notes.

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

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.56 per diluted share. As of September 30, 1998, the Company has severed employment with approximately 137 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1997 to September 30, 1998:

                                         Balance at             1998             Balance at
                                        December 31,          Reserve          September 30,
Type of Cost                                1997                Uses               1998
------------                           -------------       -------------       -------------
Homebuilding operations:
   Employee separation and other       $       6,057       $       3,637       $       2,420
   Other                                         900                 588                 312
                                       -------------       -------------       -------------
                                               6,957               4,225               2,732
                                       -------------       -------------       -------------
Mortgage Banking operations:
   Employee separation and other               1,177                 823                 354
   Other                                         280                 156                 124
                                       -------------       -------------       -------------
                                               1,457                 979                 478
                                       -------------       -------------       -------------
Corporate:
   Employee separation and other               2,530               1,115               1,415
                                       -------------       -------------       -------------
                                       $      10,944       $       6,319       $       4,625
                                       =============       =============       =============

Management believes that the remaining reserves for business restructuring costs are adequate to complete its plan and that a substantial portion of the remaining accrual will be utilized during 1998.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources:

Continuing Operations:

The Company generated $87,019 from operations for the nine months ended September 30, 1998. This represents a positive cash flow change as compared to the same period of the prior year. Operating cash flows primarily reflect the sale of BSL in February and the sale of certain Active Adult communities to the new Pulte/Blackstone joint venture in March. Net cash used in investing activities of $152,113 increased from the comparable nine month period of 1997 due principally to the Company's recent acquisition activity. The Company's net cash used in financing activities decreased $11,831 over the comparable nine month period of 1997, due primarily to share repurchases under the Company's stock repurchase program during 1997. Financing cash flows also reflect reduced borrowings and an increase in payments on such borrowings.

At September 30, 1998, the Company had cash and equivalents of $154,238 and total long-term indebtedness of $570,093. The Company's total long-term indebtedness includes $487,448 of unsecured senior notes, $22,405 of unsecured senior subordinated debentures, other Pulte limited recourse debt of $29,091, $760 of First Heights' advances; and $30,401 of mortgage-backed bonds payable for PFCI. The Company also has other non-recourse short-term notes payable of $67,279.

The Company believes it has adequate financial resources and sufficient credit facilities to meet its current working capital needs. Sources of the Company's working capital include its cash and equivalents, its $210,000 committed unsecured revolving credit facility, and other committed and uncommitted credit lines, which at September 30, 1998, consisted of $20,000 and $250,000 related to Pulte and Pulte Mortgage operations, respectively. During the remainder of 1998, management anticipates that homebuilding and corporate working capital requirements, as well as cash payments associated with the Company's restructuring plan, will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $210,000 unsecured revolving credit facility during the first nine months of 1998 and no balance was outstanding at September 30, 1998. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 1998, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $104,415 of borrowings outstanding under the $250,000 (Pulte Mortgage) arrangement at September 30, 1998. Mortgage loans originated by Pulte Mortgage are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

Discontinued Operations:

Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FSLIC Resolution Fund (FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. In order to expedite the wind-down of its thrift operations, the Company, with the approval of the OTS and FDIC, has agreed to fund First Heights' repayment of its remaining certificates of deposit. As part of such agreement, the Company will loan First Heights an amount less than $25,000 during the fourth quarter of 1998. Repayment of such amount will be part of the final liquidation of First Heights. The Company's remaining investment in First Heights at September 30, 1998 approximated $27,000.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Information Technology and Year 2000 Compliance

An integral part of the Company's operating strategy is to provide Pulte management and employees the information systems needed to support the Company's current operations and future growth. Management believes that substantial progress has been made toward the goal of developing an integrated set of systems to support marketing, land and product development, home sales, construction, service, and comprehensive financial management.

A critical component of this integrated systems effort involves replacement of the Company's existing accounting systems, which management expects should enhance access to and reporting of operating results and other financial meansurments, as well as substantially resolve the Company's exposure to Year 2000 risk (the inability of certain computer software, hardware and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999). To address the millennium date change issue, the Company's homebuilding operations performed risk assessments of information technology (IT), non-IT (embedded technology such as microprocessors in office equipment and facilities) and essential homebuilding supplier/contractor relationships. The Company's mortgage banking operation also completed a comprehensive Year 2000 risk assessment for both internal information systems and external relationships. Plans are being implemented to bring all critical internal information systems into compliance by the end of 1999. The Company does not expect the cost for such compliance to have a material impact on its operating results or financial condition. Although the Company believes that there are no significant risks associated with its external relationships, there can be no guarantee that all suppliers, contractors, customers or other service providers (e.g. utility service providers, financial institutions, government agencies) will be in compliance by the year 2000, in which case the Company's business and results of operations could be adversely affected. Failure of a significant number of essential third parties to be Year 2000 compliant would present the most likely worst-case scenario. As a normal course of business, the Company maintains contingency plans designed to address various other potential business interruptions. These plans may be applicable to address the interruption of support provided by third parties resulting from their failure to be year 2000 compliant.

The Company is currently nearing the end of the design stage of its integrated business system, and expects to conduct pilot testing during the fourth quarter of 1998 at selected market sites. The Company plans a complete roll-out of its new business systems for all company locations by the end of 1999. Cumulative spending for this internally-developed business software approximated $5,125 at September 30, 1998, and additional spending of $2,500 is expected to complete the project. In 1997, the Company also completed the implementation of a company-wide telecommunications network to enhance sharing of timely business information across all markets and provide the pathway for future operational support of the integrated systems strategy.

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

                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     First Heights Related Litigation: Update on Lawsuit Filed on July 7, 1995 in the United States District Court, Eastern District of Michigan (the "Court"), by the Federal Deposit Insurance Corporation ("FDIC") against the Company, Pulte Diversified Companies, Inc. and First Heights Bank (collectively, "the Pulte Parties") (the "District Court Case").

     On September 4, 1998, the Court issued an order addressing the FDIC's motion for summary judgment on damages and declaratory relief in the District Court Case. Although the ruling did not address all of the damage issues in the District Court Case, including the amounts owed by the FDIC to First Heights, interest assessments and other costs, based upon the Company's review of the ruling and interpretation for the outstanding issues, the Company adjusted the range of potential after-tax charges associated with the District Court Case to a range from a nominal amount to as much as $55 million (the prior estimated range was up to $40 million). The Company does not believe that a charge should be recorded to Discontinued Operations at this time in respect of the District Court Case.

     The Company vigorously disagrees with the Court's rulings in favor of the FDIC and intends to appeal when a final judgment is entered.

     For further information concerning the District Court Case and a second lawsuit filed on December 26, 1995 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States, see Note 5, notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.



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

                                    Date: November 13, 1998