Form 10-K
period 1998-12-31
PULTE CORP
filed 1999-03-12
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1998
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 1999: $991,097,795

Number of shares of common stock outstanding as of January 31, 1999:
43,218,180

                     Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.


=============================================================================

                     This page left blank intentionally.

                              PULTE CORPORATION
                              TABLE OF CONTENTS


Item                                                                     Page
 No.                                                                      No.
----                                                                     ----
    Part I
1   Business...........................................................    4
2   Properties.........................................................   10
3   Legal Proceedings..................................................   11
4   Submission of Matters to a Vote of Security Holders................   12
4A  Executive Officers of the Registrant...............................   12

    Part II
5   Market for the Registrant's Common Equity and Related
       Stockholder Matters.............................................   13
6   Selected Financial Data............................................   13
7   Management's Discussion and Analysis of Financial
       Condition and Results of Operations.............................   16
7A  Quantitative and Qualitative Disclosures About Market Risk.........   30
8   Financial Statements and Supplementary Data........................   33
9   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure............................................   73

    Part III
10  Directors and Executive Officers of the Registrant.................   73
11  Executive Compensation.............................................   73
12  Security Ownership of Certain Beneficial Owners and Management.....   73
13  Certain Relationships and Related Transactions.....................   73

    Part IV
14  Exhibits, Financial Statement Schedules and Reports on
       Form 8-K........................................................   73
Signatures.............................................................   81

                                    PART I

ITEM 1. BUSINESS

Pulte Corporation

Pulte Corporation (the Company) is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses, and its assets consist principally of the capital stock of its subsidiaries, cash and investments. Its income primarily consists of dividends from its subsidiaries and interest on investments. The Company's significant subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 4 of Notes to Consolidated Financial Statements). The Company also has a mortgage banking company, Pulte Mortgage Corporation (PMC), which is a subsidiary of Pulte.

The Company has three reportable segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business lines:

o Domestic Homebuilding, the Company's core business, which is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, move-up and semi-custom home buyer groups.

o International Homebuilding, which is primarily engaged in the acquisition/development of land primarily for residential purposes, and the construction of housing on such land in Puerto Rico and Mexico.

o Active Adult Homebuilding, which conducts its operations primarily through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, and is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years.

The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and other mortgage banking subsidiaries and, to a minor extent, the operations of PFCI, a financing subsidiary of the Company.

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and maturing strategic initiatives centered on new business development and improving operating efficiencies.

Financial information, including revenue, pre-tax income and identifiable assets of each of the Company's business segments is included in Note 1 of Notes to Consolidated Financial Statements.

Homebuilding Operations

                                                        Year Ended December 31,
                                                           ($000 omitted)
                                    --------------------------------------------------------------
                                       1998         1997        1996          1995        1994
                                    ----------   ----------  -----------   ----------  -----------
Pulte/Pulte-affiliate
  Homebuilding revenues:
      Domestic ..................   $2,778,773   $2,407,104   $2,276,068   $1,911,209   $1,631,393
      International .............       64,590       41,196       16,163        6,869        6,347
      Active Adult ..............      104,839       54,602       32,142       23,194        5,913
                                    ----------   ----------   ----------   ----------   ----------
Total Homebuilding ..............   $2,948,202   $2,502,902   $2,324,373   $1,941,272   $1,643,653
                                    ==========   ==========   ==========   ==========   ==========

Pulte/Pulte-affiliate
 settlements - units:
      Domestic ..................       15,897       14,691       14,202       12,293       11,085
      International:
      Pulte .....................          166          254          191         --           --
      Pulte-affiliated entities .        3,682        1,651          415          651          313
                                    ----------   ----------   ----------   ----------   ----------
         Total International ....        3,848        1,905          606          651          313
                                    ----------   ----------   ----------   ----------   ----------

      Active Adult:
      Pulte .....................          154          377          220          152           57
      Pulte-affiliated entity ...          460         --           --           --           --
                                    ----------   ----------   ----------   ----------   ----------
         Total Active Adult .....          614          377          220          152           57
                                    ----------   ----------   ----------   ----------   ----------

Total Pulte/Pulte-affiliate
  settlements - units ...........       20,359       16,973       15,028       13,096       11,455
                                    ==========   ==========   ==========   ==========   ==========


Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding:

Pulte builds a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Since 1990, Pulte has more than tripled its annual unit closings, unit orders and unit backlog levels and has continued its distinction as the nation's largest homebuilder with 1998 sales of nearly 16,000 homes and over 200,000 homes since its inception.

During 1998, the Company acquired two homebuilders: Florida-based DiVosta & Company in July 1998 and Tennessee-based Radnor Homes in May 1998. In accordance with its operational strategy, the Company will continue to evaluate available strategic acquisition opportunities which coincide with its long-range goals.

As of December 31, 1998, Pulte's domestic homebuilding operations offered homes for sale in 399 communities at sales prices ranging from $46,000 to over $675,000. Sales prices of homes currently offered for sale in 69% of Pulte's communities fall within the range of $100,000 to $275,000 with a 1998 average unit selling price of $175,000. Sales of single-family detached homes, as a percentage of total unit sales, were 76%, 78% and 77% in 1998, 1997 and 1996, respectively. As of December 31, 1998, Pulte's domestic homebuilding business operated in 41 markets within the following geographic areas:

 Pulte Home East:
    Mid-Atlantic Region     Connecticut, Delaware, Maryland,
                            Massachusetts, New Jersey, New Hampshire,
                            Pennsylvania, Rhode Island, Virginia
    Southeast Region        Georgia, North Carolina, South Carolina, Tennessee
    Florida Region          Florida

Pulte Home Central:
    Great Lakes Region      Indiana, Kansas, Michigan, Missouri, Ohio
    Midwest Region          Illinois, Minnesota
    Texas Region            Texas

Pulte Home West:
    Southwest Region        Arizona, Nevada
    Rocky Mountain Region   Colorado, Utah
    California Region       California


International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand for affordable housing of first time buyers, and social interest housing. In Mexico, the Company conducts business through five joint ventures with homebuilding operations principally in Ciudad Juarez, Chihuahua, Nuevo Laredo, Reynosa, Matamoros, Monterrey, Queretaro and Mexico City. In Puerto Rico, homebuilding operations are principally conducted in the greater metropolitan San Juan submarkets and several communities located in Arecibo, Mayaquez, Ponce and Vega Baja.

Active Adult Homebuilding:

Active Adult Homebuilding operations are primarily conducted through a joint venture which was formed in 1998 with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major Active Adult residential communities, highly amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is presently headquartered in Phoenix, Arizona, and is developing four communities located in Arizona, California and New Jersey, with plans to build additional communities later in 1999. Springfield at Whitney Oaks, the venture's Active Adult Community in Northern California, recently received the Gold Achievement Award for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing. The Company and BRE each maintain a 50% ownership interest in the Active Adult joint venture.

Land Acquisition and Development:

Locations for development of Domestic Homebuilding and Active Adult communities are selected after completing extensive market research, enabling Pulte to match the location and product offering with its targeted consumer group. Factors considered include proximity to developed areas, population growth patterns and, if applicable, estimated development costs. Pulte has historically managed the risk of controlling its land positions through use of option contracts and outright acquisition. Due to the competitive market conditions of recent years, obtaining satisfactory option terms to allow Pulte to control what it believes are prime development locations in each of its respective markets has become increasingly more difficult. As a result, Pulte has utilized outright acquisition more frequently. Pulte typically controls land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain Active Adult developments for which the completion of housing unit sales may require as much as 60 months from the date of opening a community. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, Pulte disposes of owned land not required in its business. Where Pulte develops land, it engages directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, and constructing roads, sewers, water and drainage facilities, and other amenities. Pulte uses its staff and the services of independent engineers and consultants in its land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 1998, Pulte's domestic homebuilding operations owned approximately 40,300 lots in communities in which homes are being constructed and had approximately 24,600 lots under option.

Sales and Marketing

Pulte is dedicated to improving the quality and value of its Domestic and Active Adult homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, Pulte segments its potential customers into well-defined buyer profiles. Once the demands of potential buyers are understood, Pulte links its home design and community development efforts to the specific lifestyle of each targeted consumer group.

To meet the demands of its various Domestic and Active Adult customer segments, Pulte has established a solid design expertise for a wide array of product lines. Pulte believes that it is an innovator in the design of its homes, and it views its design capacity as an integral aspect of its marketing strategy. Pulte's in-house architectural services teams and management, supplemented by outside consultants, have been successful in creating distinctive design features, both in exterior facades, and interior options and features. One of Pulte's strategies in certain markets has been to offer "the complete house" in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a selection of flooring and carpet which is chosen by the buyer.

Typically, Pulte's own Domestic and Active Adult sales team, together with outside sales brokers, are responsible for managing the customer through the sales process. Fully furnished and landscaped model homes are used to showcase Pulte's homes and their distinctive design features. Pulte has great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through PMC. Pulte also enjoys strong sales to the move-up buyer and, in certain markets, offers semi-custom homes in higher price ranges. Pulte introduces its homes to prospective buyers through a variety of media advertising, illustrated brochures and other advertising displays. Customers are also obtained through referrals from other Pulte customers. Pulte maintains market and specific community information on its internet website which can be reached at http://www.pulte.com.

Pulte's international sales and marketing efforts focus on the identification of regions throughout Mexico and Puerto Rico which are experiencing population and industrial growth. In these markets, the demand for affordable and social interest housing is strong. In Mexico, the Juarez-based joint venture has entered into two separate agreements to construct affordable social interest housing with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A.de C.V., an affiliate of Sony Electronics, Inc. In Puerto Rico the strongest customer demand is for single-family detached homes (flats), but affordable alternative product offerings include two story attached units (townhomes) and three-story condominium units with exterior stairs (walk-ups).


Construction

The construction process for Pulte's domestic and active adult homes begins with the in-house design of the homes it sells and the building phase is conducted under the supervision of its on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. Pulte believes that Pulte Preferred Partnerships (P3), an extension of its quality assurance program, is establishing new standards for contractor relations. Using a selective process, Pulte has teamed up with what it believes are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

Pulte maintains efficient construction operations by using standard materials and components from a variety of sources and, when feasible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies and materials are generally negotiated at or near the time when related sales contracts are signed. In addition, Pulte utilizes the leverage its size affords by actively negotiating its materials needs on a national or regional basis to minimize component production cost.

International housing in Puerto Rico and Mexico consists primarily of reinforced poured concrete and/or concrete block construction with flat roofs and public water, electric and sanitary system connections. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or subcontractors under contracts, which in many cases, includes both labor and materials.

Pulte cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and has, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.


Competition and Other Factors

Pulte's dedication to customer satisfaction is evidenced by its consumer and value-based brand approach to product development, and is something that the Company believes enables it to distinguish itself in the homebuilding industry and contributes to its long-term competitive advantage. However, the housing industry in the United States is highly competitive. In each of Pulte's market areas, there are numerous homebuilders with which it competes. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor of Pulte. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does the emergence and acceptance of manufactured housing. Pulte competes primarily on the basis of reputation, price, location, design and quality of its homes. The housing industry is cyclical and is affected by a number of economic and other factors including:
(1) significant national and world events which impact consumer confidence;
(2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, Pulte's business and operations could be affected by unanticipated shifts in demand for new homes.

Pulte's operations are subject to building, environmental and other regulations of various state, local and foreign governing authorities. For its homes to qualify for Federal Housing Administration (FHA) or Veterans Administration (VA) mortgages, Pulte must satisfy valuation standards and site, material and construction requirements of those agencies. Compliance by Pulte with federal, state and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or the competitive position of Pulte. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

Financial Services Operations

The Company's financial services operations are conducted by its mortgage banking and other financial subsidiaries.

Mortgage Banking

PMC is a mortgage bank which arranges financing through the origination of mortgage loans primarily for the benefit of buyers of Pulte's domestic homes, but also to the general public, and engages in the sale of such loans and the related servicing rights. PMC is a lender approved by the FHA and VA and is a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In its conventional mortgage lending activities, PMC generally follows underwriting guidelines established by FNMA and FHLMC.

During 1996, PMC reorganized its operations by centralizing its mortgage underwriting, processing and closing functions in Denver, Colorado, through the implementation of a mortgage operations center (MOC) concept. Additionally, during 1997, PMC began a centralized telephone loan officer concept which moved the loan officers from field branches to a mortgage application center (MAC) located in Denver, and resulted in Pulte's sales representatives becoming the principal field contacts for mortgage customers. Pulte sales representatives forward the loan applications to a MAC loan officer who calls the customer to complete the loan application and then forwards it to the MOC for processing. PMC believes both the MOC and the MAC will improve the speed and efficiency of its mortgage operations, thereby improving profitability and allowing PMC to focus on creating mortgage opportunities with Pulte customers.

In originating mortgage loans, PMC initially uses its own funds and borrowings made available to it pursuant to various credit arrangements. Subsequently, PMC sells such mortgage loans and mortgage-backed securities to outside investors.

During the years ended December 31, 1998, 1997 and 1996, PMC originated mortgage loans for 51%, 50% and 49%, respectively, of the homes sold by Pulte. Such originations represented 73%, 81% and 73%, respectively, of PMC originations.

In order to reduce the risks inherent in servicing, PMC sells its servicing rights on a flow basis through fixed price servicing sales contracts. This strategy results in PMC owning the servicing rights for only a short period of time, usually two to three months after the loan is originated and virtually eliminates impairment issues with respect to the fair value of these reported assets.

The mortgage industry in the United States is highly competitive. PMC competes with other mortgage companies and financial institutions to provide attractive mortgage financing to both Pulte customers and the general public. PMC, in originating and servicing mortgage loans, is subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC.

Other Financial Subsidiaries

Other financing activities are conducted by a limited purpose subsidiary of PFCI. This subsidiary previously engaged in the acquisition of mortgage loans and mortgage-backed securities from PMC and other unrelated parties, and using these assets as collateral, financed these acquisitions principally with long-term bonds. At December 31, 1998, one bond series with a principal amount of $28,075,000 remained outstanding. This bond is the obligation of the PFCI subsidiary (issuer), and is neither the obligation of, nor is guaranteed by, the Company, PDCI, Pulte, PMC or PFCI. (See Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Financial Subsidiaries and Note 6 of Notes to Consolidated Financial Statements).

Discontinued Operations

During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the FDIC prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is temporarily withheld by First
Heights pending resolution of all open matters with the FDIC. As discussed in
Note 11 of Notes to Consolidated Financial Statements, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

At December 31, 1998, First Heights no longer has any deposits; nor does it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC; and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

Corporate

Corporate is a non-operating segment that is comprised of the Company and PDCI, both of which are holding companies. The primary purpose of Corporate is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and nurturing to maturity strategic initiatives centered around new business development and improving operating efficiencies. Recent business development activities include the pursuit of additional international opportunities, as well as research and development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded company listed on the New York Stock Exchange with the symbol PHM.

Corporate assets include equity investments in its subsidiaries, short-term financial instruments and affiliate advances. Liabilities include senior and subordinated debt and income taxes. Corporate revenues consist primarily of investment earnings of excess funds, while its expenses include costs associated with supporting a publicly traded company and its subsidiaries' operations and investigating strategic initiatives.

Organization/Employees

All subsidiaries and operating units operate independently with respect to day-to-day operations. All homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit and/or corporate senior management.

At December 31, 1998, the Company employed approximately 4,300 persons. Employees of the Company and its subsidiaries are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding, mortgage banking and financing management personnel are paid performance bonuses based on individual performance and incentive compensation based on the performance of the applicable division or subsidiary. The Company's corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 7 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although the Company's senior corporate management acts in an advisory capacity in the employment of subsidiary officers. The Company considers its employee and subcontractor relations to be satisfactory.

ITEM 2.     PROPERTIES

The Company's and Pulte's homebuilding and corporate headquarters are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan, 48304, where 34,559 square feet of office space is leased. The Company also leases 18,110 square feet of office space at 165 Kirts Boulevard, Troy, Michigan, 48084 for certain centralized business support services. PMC's and PFCI's corporate offices are located at 6061 South Willow Drive, Greenwood Village, Colorado, 80111. At this location, 52,300 square feet of office space is leased. Pulte homebuilding markets and PMC branch operations generally lease office space for their day-to-day operations. First Heights' administrative office is located in 1,869 square feet of leased space at 2050 North Loop West, Suite 201, Houston, Texas 77018.

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

On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and will appeal. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to all officers (including executive officers) of the Company as of December 31, 1998.

                                                                                  Year Became
Name                  Age    Position                                             An Officer
----                  ---    --------                                             ------------
William J. Pulte       66    Chairman of Executive and Nominating Committees
                                of the Board of Directors                            1956
Robert K. Burgess      54    Chairman of the Board and Chief Executive Officer       1984
Mark J. O'Brien        55    President and Chief Operating Officer                   1997
Roger A. Cregg         42    Senior Vice President and Chief Financial Officer       1997
Michael A. O'Brien     46    Senior Vice President - Corporate Development           1993
Vincent J. Frees       48    Vice President and Controller                           1995
Gregory M. Nelson      43    Vice President and Assistant Secretary                  1993
Bruce E. Robinson      37    Vice President and Treasurer                            1998
John R. Stoller        50    Vice President, General Counsel and Secretary           1990

The following is a brief account of the business experience during the past five years through December 31, 1998 of each officer:

Mr. Pulte was appointed Chairman of the Executive and Nominating Committees of the Board of Directors in December 1998. Previously, Mr. Pulte served as Chairman of the Board since 1991.

Mr. Burgess was appointed Chairman of the Board in December 1998. Previously, Mr. Burgess served as President since October 1985, and had been appointed Chief Executive Officer in January 1993.

Mr. Mark O'Brien was appointed President in December 1998. Prior to that date, he served as Executive Vice President and Chief Operating Officer since August 1997 and had served in various capacities with Company subsidiaries, most notably as President of Pulte Home East, an operating unit of Pulte.

Mr. Cregg was appointed Senior Vice President in December 1997 and was named Chief Financial Officer effective January 31, 1998. Prior to joining the Company, Mr. Cregg was Executive Vice President and Chief Financial Officer of Zenith Electronics Corporation since 1996, and Vice President and Chief Financial Officer of Sweetheart Cup Company from 1990 to 1996.

Mr. Michael O'Brien became Senior Vice President in December 1994. From December 1993 to November 1994, he was Vice President.

Mr. Frees became Vice President and Controller in May 1995. Prior to joining the Company in April 1995, Mr. Frees served in various key financial capacities with American Cyanamid Company since 1982.

Mr. Nelson has been Vice President since August 1993.

Mr. Robinson was appointed Treasurer in July 1998 and was named Vice President and Treasurer effective January 20, 1999. Mr. Robinson has served in various capacities with the Company since 1988, most recently as Director of Research and Analysis.

Mr. Stoller joined the Company in August 1990. In October 1990, he was appointed Vice President and General Counsel.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange (Symbol:
PHM). The table below sets forth, for the quarterly periods indicated, the range of high and low sales prices and cash dividends declared per share, adjusted for the effect of the Company's 2-for-1 stock split effective
June 1, 1998.

                            1998                             1997
                 ----------------------------    -----------------------------
                                    Declared                        Declared
                 High       Low     Dividends     High      Low     Dividends
                 ----       ---     ---------     ----      ---     ---------
 1st Quarter     $23.25    $20.50     $.03       $17.31    $14.63     $.03
 2nd Quarter      30.88     23.50      .04        17.50     13.81      .03
 3rd Quarter      35.44     24.69      .04        20.41     17.16      .03
 4th Quarter      29.75     20.00      .04        21.13     17.56      .03

At December 31, 1998, there were 663 shareholders of record.


ITEM 6.     SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                               Year Ended December 31,
                                                                   ($000's omitted)
                                       --------------------------------------------------------------------
                                          1998            1997          1996          1995          1994
                                       ----------     ----------     ----------    ----------    ----------
OPERATING DATA:
Homebuilding:
Sales (settlements).................   $2,810,151     $2,479,171     $2,319,734    $1,934,403    $1,637,306
                                       ==========     ==========     ==========    ==========    ==========
Income before income taxes and
   extraordinary item...............   $  173,346     $  106,178(A)  $  106,391    $   75,476    $   90,935
                                       ==========     ==========     ==========    ==========    ==========
Financial services:
Revenues............................   $   43,678     $   34,038     $   50,197    $   74,105    $  107,799
                                       ==========     ==========     ==========    ==========    ==========
Income before income taxes and
   extraordinary item...............   $   15,194     $    5,014(B)  $   13,941    $   17,491    $   19,870
                                       ==========     ==========     ==========    ==========    ==========
Corporate:
Revenues............................   $   12,692     $   10,782     $   14,352    $   20,632    $   10,808
                                       ==========     ==========     ==========    ==========    ==========
Loss before income taxes and
   extraordinary item...............   $  (22,726)    $ (30,217)(C)  $  (17,869)   $  (10,943)   $   (7,217)
                                       ==========     =========      ==========    ==========    ==========

(A) Includes one-time restructuring charge of $14,800.

(B) Includes one-time restructuring charge of $2,100.

(C) Includes one-time restructuring charge of $3,100.


                                                                  Year Ended December 31,
                                                                     ($000's omitted)
                                             -----------------------------------------------------------------
                                                1998         1997            1996         1995         1994
                                             ----------   ----------      ----------   ----------   ----------
Consolidated results:
Revenues .................................   $2,866,521   $2,523,991      $2,384,283   $2,029,140   $1,755,913
                                             ==========   ==========      ==========   ==========   ==========
Income from continuing operations before
   income taxes and extraordinary item ...      165,814       80,975(D)      102,463       82,024      103,588
Income taxes .............................       64,666       31,175          39,252       33,185       41,219
                                             ----------   ----------      ----------   ----------   ----------
Income from continuing operations before
   extraordinary item ....................      101,148       49,800          63,211       48,839       62,369
Income from discontinued operations ......        1,035        2,961         116,432        9,507      102,988
                                             ----------   ----------      ----------   ----------   ----------
Income before extraordinary item .........      102,183       52,761         179,643       58,346      165,357
Extraordinary loss from early
   extinguishment of debt ................         --           --              --           --         (2,589)
                                             ----------   ----------      ----------   ----------   ----------
Net income ...............................   $  102,183   $   52,761      $  179,643   $   58,346   $  162,768
                                             ==========   ==========      ==========   ==========   ==========
(D) Includes one-time restructuring charge of $20,000.

NOTE: Per share data reflect the effect of the Company's 2-for-1 stock split effective June 1, 1998, and amounts prior to 1997 have been restated as required to comply with Statement of Financial
           Accounting Standards No. 128, Earnings per Share. For further discussion of earnings per share and the impact of Statement No.
           128, see Notes to Consolidated Financial Statements beginning on page 38.

                                                                Year Ended December 31,
                                                   -------------------------------------------------
                                                     1998       1997        1996     1995      1994
                                                   -------    -------     -------   -------  -------
PER SHARE DATA
Earnings per share-basic:
   Income from continuing operations
      before extraordinary item.................   $  2.35    $  1.14(A)  $  1.27   $   .90  $  1.13
   Income from discontinued operations..........       .03        .07        2.33       .18     1.87
                                                   -------    -------     -------   -------  -------
   Income before extraordinary item.............      2.38       1.21(A)     3.60      1.08     3.00
   Extraordinary item...........................        --         --          --        --     (.05)
                                                   -------    -------     -------   -------  -------
   Net income...................................   $  2.38    $  1.21(A)  $  3.60   $  1.08  $  2.95
                                                   =======    =======     =======   =======  =======
   Weighted-average common shares
      outstanding (000's omitted)...............    42,984     43,510      49,852    54,148   55,112
                                                   =======    =======     =======   =======  =======

(A) Earnings per share amounts include $ .28 per share attributable to one-time restructuring charge, net of income taxes.

                                                                      Year Ended December 31,
                                                         -----------------------------------------------
                                                           1998     1997        1996     1995     1994
                                                         -------  -------     -------   -------  -------
PER SHARE DATA (continued)
Earnings per share - assuming dilution:
   Income from continuing operations
      before extraordinary item.................         $  2.30  $  1.13(A)  $  1.26   $   .89  $  1.12
   Income from discontinued operations..........             .03      .07        2.31       .17     1.85
                                                         -------  -------     -------   -------  -------
   Income before extraordinary item.............            2.33     1.20(A)     3.57      1.06     2.97
   Extraordinary item...........................              --       --          --        --     (.05)
                                                         -------  -------     -------   -------  -------
   Net income...................................         $  2.33  $  1.20(A)  $  3.57   $  1.06  $  2.92
                                                         =======  =======     =======   =======  =======
   Weighted-average common shares
      outstanding and effect of dilutive
      securities (000's omitted)................          43,884   43,908      50,304    54,844   55,708
                                                         =======  =======     =======   =======  =======
Shareholders' equity............................         $ 21.35  $ 19.10     $ 17.82   $ 14.08  $ 12.94
                                                         =======  =======     =======   =======  =======
Cash dividends declared.........................         $   .15  $   .12     $   .12   $   .12  $   .12
                                                         =======  =======     =======   =======  =======
(A) Earnings per share amounts include $ .28 per share attributable to one-time restructuring charge, net of income taxes.

                                                                 December 31,
                                                               ($000's omitted)
                                          --------------------------------------------------------------
                                             1998         1997        1996          1995         1994
                                          ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
House and land inventories ............   $1,455,208   $1,141,952   $1,017,262   $  859,735   $  752,369
Total assets ..........................    2,349,839    2,129,419    1,985,141    2,047,515    1,941,355
Total long-term indebtedness...........      570,114      584,313      436,587      589,229      563,781
Shareholders' equity ..................      921,442      812,837      829,273      761,003      710,589

                                                                 Year Ended December 31,
                                                 --------------------------------------------------------
                                                   1998        1997        1996        1995         1994
                                                 --------    --------    --------    --------    --------
OTHER DATA:
Domestic homebuilding operations:
   Total markets, at year end ................         41          40          40          38          31
   Total active communities, at year end .....        399         385         382         346         293
   Total settlements - units .................     15,897      14,691      14,202      12,293      11,085
   Total net new orders - units ..............     17,918      14,841      13,977      13,486      10,503
   Backlog units, at year end ................      5,414       3,393       3,243       3,468       2,275
   Average unit selling price ................   $175,000    $164,000    $160,000    $155,000    $147,000
   Gross profit margin % .....................       16.1%       14.8%       14.8%       14.5%       15.4%
Pulte and Pulte-affiliate settlements - units:
   Domestic ..................................     15,897      14,691      14,202      12,293      11,085
   International .............................      3,848       1,905         606         651         313
   Active Adult ..............................        614         377         220         152          57
                                                 --------    --------    --------    --------    --------
      Total Pulte and Pulte-affiliate
      settlements - units ....................     20,359      16,973      15,028      13,096      11,455
                                                 ========    ========    ========    ========    ========

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                         Year Ended December 31,
                                                    -----------------------------------
                                                        1998       1997          1996
                                                    ---------   ----------    ---------
Pre-tax income (loss), before
  restructuring costs:
    Homebuilding operations .....................   $ 173,346    $ 120,978    $ 106,391
    Financial Services operations ...............      15,194        7,114       13,941
    Corporate ...................................     (22,726)     (27,117)     (17,869)
                                                    ---------    ---------    ---------
Income from continuing operations
   before income taxes
    and restructuring costs .....................     165,814      100,975      102,463
Restructuring costs .............................        --         20,000         --
                                                    ---------    ---------    ---------
Income from continuing operations
  before income taxes ...........................     165,814       80,975      102,463
Income taxes ....................................      64,666       31,175       39,252
                                                    ---------    ---------    ---------
Income from continuing operations ...............     101,148       49,800       63,211
Income from discontinued operations .............       1,035        2,961      116,432
                                                    ---------    ---------    ---------
Net income ......................................   $ 102,183    $  52,761    $ 179,643
                                                    =========    =========    =========
Per share data - assuming dilution:
    Income from continuing operations
       before restructuring
       costs, net of income taxes ...............   $    2.30    $    1.41    $    1.26
    Restructuring costs, net of income taxes ....        --           (.28)        --
                                                    ---------    ---------    ---------
    Income from continuing operations ...........   $    2.30    $    1.13    $    1.26
    Income from discontinued operations .........         .03          .07         2.31
                                                    ---------    ---------    ---------
    Net income ..................................   $    2.33    $    1.20    $    3.57
                                                    =========    =========    =========

A comparison of pre-tax income (loss), before restructuring costs, for the years ended December 31, 1998, 1997 and 1996 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 43% in 1998 and 14% in 1997. Compared to 1997, 1998 results primarily reflect an 8% increase in domestic homebuilding unit sales volume and a 130 basis point improvement in gross margins offset by decreases in other income resulting from the sale of Builders Supply & Lumber Co., Inc. (BSL) in March 1998. 1997 results, as compared with 1996, primarily reflect the combination of a $4,200 improvement in the operating results of BSL, approximately $2,900 of proceeds received from the settlement of certain litigation, and a $1,700 net increase in profits from land sales, reduced by nearly $6,700 in asset impairment adjustments taken on under-performing projects.

o Pre-tax income of the Company's financial services business segment increased substantially in 1998 to nearly $15,200, a 114% increase as compared with 1997. This increase is attributable to the Company's mortgage banking operation which benefited from substantial increases in mortgage origination volume, origination and servicing fees, and pricing and marketing gains. Average operating costs per mortgage origination, excluding provision for foreclosure-related losses and restructuring costs, decreased by 16% in 1998 and 19% in 1997, reflecting improved leverage of loan origination volume. The decrease in pre-tax income in 1997, as compared with 1996, is attributable to an $11,446 decrease in financing activities, reflecting gains from the sale of collateral during 1996. No such sales occurred in 1997 or 1998.

o Pre-tax loss of the Company's corporate business segment decreased $4,391 in 1998 and increased $9,248 in 1997. The decrease in pre-tax loss in 1998 primarily reflects the $5,000 gain recognized from the sale of the Company's interest in Expression Homes during the first quarter. 1997 pre-tax losses reflect higher net interest expense as compared with 1996.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

During 1997, the Company reorganized its homebuilding operations into three distinct business lines; Domestic, International, and Active Adult.

o Domestic Homebuilding operations are conducted in 41 markets, located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, move-up and semi-custom home buyer.

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico. The Company has agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

o Active Adult Homebuilding operations are primarily conducted through a joint venture which was formed in 1998 with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major Active Adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is currently developing four communities which it acquired from the Company earlier this year. The Company and BRE each maintain a 50% ownership interest in this venture.

Certain operating data relating to the Company's joint ventures and homebuilding operations are as follows:

                                                     Year Ended December 31,
                                             --------------------------------------
                                                1998         1997          1996
                                             ----------   -----------    ----------
Pulte/Pulte-affiliate
  Homebuilding revenues:
      Domestic ...........................   $2,778,773    $2,407,104    $2,276,068
      International ......................       64,590        41,196        16,163
      Active Adult .......................      104,839        54,602        32,142
                                             ----------    ----------    ----------
   Total Homebuilding ....................   $2,948,202    $2,502,902    $2,324,373
                                             ==========    ==========    ==========
Pulte/Pulte-affiliate Homebuilding
  pre-tax income (loss):
      Domestic (A) .......................   $  179,052    $  123,052    $  109,911
      International ......................       (5,034)       (3,141)       (2,479)
      Active Adult .......................         (672)        1,067        (1,041)
                                             ----------    ----------    ----------
   Total Homebuilding ....................   $  173,346    $  120,978    $  106,391
                                             ==========    ==========    ==========
Pulte/Pulte-affiliate settlements - units:
      Domestic ...........................       15,897        14,691        14,202
                                             ----------    ----------    ----------
      International:
         Pulte ...........................          166           254           191
         Pulte-affiliated entities .......        3,682         1,651           415
                                             ----------    ----------    ----------
         Total International .............        3,848         1,905           606
                                             ----------    ----------    ----------
      Active Adult:
         Pulte ...........................          154           377           220
         Pulte-affiliated entity .........          460          --            --
                                             ----------    ----------    ----------
      Total Active Adult .................          614           377           220
                                             ----------    ----------    ----------
Total Pulte/Pulte-affiliate
  settlements - units ....................       20,359        16,973        15,028
                                             ==========    ==========    ==========

(A) 1997 pre-tax income (loss) is before restructuring costs of $14,800. See page 25, "Restructuring".


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The domestic homebuilding business line represents the Company's core business. Operations are conducted in 41 markets, located throughout 27 states, and are organized into nine regions as follows:

Pulte Home East:
    Mid-Atlantic Region     Connecticut, Delaware, Maryland, Massachusetts,
                            New Jersey, New Hampshire,
                            Pennsylvania, Rhode Island, Virginia
    Southeast Region        Georgia, North Carolina, South Carolina, Tennessee
    Florida Region          Florida

Pulte Home Central:
    Great Lakes Region      Indiana, Michigan, Missouri, Ohio, Kansas
    Midwest Region          Illinois, Minnesota
    Texas Region            Texas

Pulte Home West:
    Southwest Region        Arizona, Nevada
    Rocky Mountain Region   Colorado, Utah
    California Region       California

No one individual market within the 41 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three years ended December 31, 1998.

The following table presents selected unit information for Pulte's domestic homebuilding operations:

                                             Year Ended December 31,
                                       ------------------------------------
                                           1998        1997          1996
                                       ----------   ----------   ----------
Unit settlements:
      Pulte Home East ..............        7,902        7,154        6,708
      Pulte Home Central ...........        4,696        4,385        4,589
      Pulte Home West ..............        3,299        3,152        2,905
                                       ----------   ----------   ----------
                                           15,897       14,691       14,202
                                       ==========   ==========   ==========
Net new orders - units:
      Pulte Home East ..............        8,985        7,098        6,845
      Pulte Home Central ...........        5,594        4,421        4,282
      Pulte Home West ..............        3,339        3,322        2,850
                                       ----------   ----------   ----------
                                           17,918       14,841       13,977
                                       ==========   ==========   ==========
Net new orders - dollars ...........   $3,161,000   $2,450,000   $2,262,000
                                       ==========   ==========   ==========
Backlog at December 31 - units:
      Pulte Home East ..............        2,643        1,560        1,616
      Pulte Home Central ...........        1,914        1,016          980
      Pulte Home West ..............          857          817          647
                                       ----------   ----------   ----------
                                            5,414        3,393        3,243
                                       ==========   ==========   ==========
Backlog at December 31 - dollars ...   $  999,000   $  617,000   $  574,000
                                       ==========   ==========   ==========

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Net new orders increased for the tenth consecutive year to an all-time company record of 17,918 units in 1998, a 21% increase over 1997 order levels. Contributing to this strong performance were markets in the Southeast, Mid-Atlantic, Great Lakes, Texas and Southwest Regions. 1998 results also reflect the results of Radnor Homes and DiVosta & Company (the "acquired operations") which were acquired in 1998 and contributed net new orders of 348 and 834, respectively. Order growth in the Southeast, Southwest, Texas and California regions contributed to the 6% increase in 1997 orders as compared with 1996.

Unit settlements in 1998 also hit a record-setting high, increasing 8% to 15,897 units in 1998. These results reflect strong performance in the Southeast, Mid-Atlantic, Texas, California and Great Lakes Regions and the unit settlements provided by the acquired operations of 683 units. Overall, strong demand, supported by favorable economic conditions continued to drive increased order activity and record levels of backlog. These factors have contributed to the solid settlement activity during 1998. Unit settlement activity in 1997 increased 3% over 1996 levels. Significant increases in the Southeast, Southwest, California and Great Lakes in 1997 were offset by softer performance in the Mid-Atlantic, Midwest, and Florida Regions. The average home sales price increased from $160 in 1996 to $164 in 1997 and to $175 in the current year. Changes in average selling price reflect a number of factors, including the mix of product closed during a period.

The strong order activity has fueled the growth in the Company's year-end backlog level to a record-setting 5,414 homes, or approximately $999,000, a 60% increase over prior year backlog levels of 3,393 homes. Backlog associated with acquired operations accounted for 499 units or $91,000 as of December 31, 1998. Unit backlog at December 31, 1997 was approximately 5% higher than that noted at the end of 1996.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations:

                                           Year Ended December 31,
                                   ------------------------------------------
                                      1998           1997            1996
                                   -----------    -----------    ------------

Revenues .......................   $ 2,778,773    $ 2,407,104    $ 2,276,068
Cost of sales ..................    (2,331,517)    (2,051,591)    (1,938,772)
Selling, general and
  administrative expenses ......      (244,025)      (219,993)      (213,076)
Interest (a) ...................       (20,164)       (18,503)       (17,216)
Other income (expense), net ....        (4,015)         6,035          2,907
                                   -----------    -----------    -----------
Pre-tax income before
  restructuring costs ..........       179,052        123,052        109,911
Restructuring costs ............          --          (14,800)          --
                                   -----------    -----------    -----------
Pre-tax income .................   $   179,052    $   108,252    $   109,911
                                   ===========    ===========    ===========
Average sales price ............   $       175    $       164    $       160
                                   ===========    ===========    ===========


(a)The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins in 1998 increased to 16.1%, up 130 basis points over 1997. Gross margins in 1997 of 14.8% were unchanged from 1996. Several factors have contributed to this favorable trend that has been experienced over the last eighteen months, including strong customer demand, positive home pricing conditions, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers. As a result, gross margins continue to improve on a sequential-period basis as evidenced by the 16.9% gross margin achieved during the fourth quarter 1998, the sixth consecutive quarter of achieving gross margin improvements.

For the year ended December 31, 1998, selling, general and administrative expenses (SG&A), as a percentage of sales, declined to 8.8% from 9.1% in 1997 and 9.4% in 1996, reflecting the benefit savings from the restructuring plan effected in the last quarter of 1997, and the leverage of SG&A spending on higher unit sales volume.

Other income, net, includes gains on land sales and other homebuilding-related expenses. Other income, net, has also historically included the net operating results of BSL prior to its sale on March 20, 1998. The decrease in other income, net, for the year ended December 31, 1998 is due to the sale of BSL in March 1998. The winding down of operations coupled with transaction costs incurred in connection with the sale resulted in a decrease of other income of $7,030. Also reflected in yearly results is a decrease in 1998 of approximately $2,900 resulting from an insurance litigation settlement received in the first quarter of 1997. For 1997, the increase in other income, net from 1996 was attributable to a $4,200 improvement in the operating results of BSL, approximately $2,900 of proceeds received from the settlement of certain litigation, and a $1,700 net increase in profits from land sales, reduced by nearly $6,700 relating to asset impairment adjustments taken on under-performing projects.

Information related to interest in inventory is as follows:

                                   Year Ended December 31,
                               --------------------------------
                                 1998        1997        1996
                               --------    --------    --------
Interest in inventory at
  beginning of year ........   $ 14,719    $ 12,846    $ 12,261
Interest capitalized .......     21,801      20,376      17,801
Interest expensed ..........    (20,164)    (18,503)    (17,216)
                               --------    --------    --------
Interest in inventory at
  end of year ..............   $ 16,356    $ 14,719    $ 12,846
                               ========    ========    ========

At December 31, 1998, Pulte's domestic homebuilding operations controlled approximately 64,900 lots, of which approximately 40,300 lots were owned and approximately 24,600 lots were controlled through option agreements.

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

On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based DiVosta & Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta & Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $3,400 for the year ended December 31, 1998.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $28,200 at December 31, 1998. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of December 31, 1998, the Company's net investment in the Juarez-based joint venture approximated $21,300.

On June 22, 1998 Pulte formed a new Mexican joint venture with Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), to construct primarily social interest housing in Central Mexico. The venture is expected to build approximately 3,200 units over the next two years and supports Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture call for eight new housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. Prior to the formation of the joint venture, DRT had six of these projects under construction and had secured permitting for the two remaining projects. At December 31, 1998, the Company's net investment in this joint venture approximated $3,345.

The following table presents selected financial data for Pulte's international homebuilding operations for the years ended December 31, 1998, 1997 and 1996.

                                                  Year Ended December 31,
                                            -------------------------------
                                              1998        1997        1996
                                            --------    --------    -------
Revenues ................................   $ 12,152    $ 17,465    $ 11,524
Cost of sales ...........................    (12,000)    (14,793)     (9,528)
Selling, general and administrative
   expense ..............................     (4,639)     (3,702)     (2,475)
Other expense, net ......................        (85)        (71)        (46)
Equity in loss of Mexico operations .....       (462)     (2,040)     (1,954)
                                            --------    --------    --------
Pre-tax loss ............................   $ (5,034)   $ (3,141)   $ (2,479)
                                            ========    ========    ========
Unit settlements:
   Pulte ................................        166         254         191
   Pulte-affiliated entities ............      3,682       1,651         415
                                            --------    --------    --------
      Total Pulte and Pulte-affiliates ..      3,848       1,905         606
                                            ========    ========    ========

Pre-tax losses for the year ended December 31, 1998, from the Company's international operations increased by $1,893. These losses are primarily attributable to foreign currency losses of $2,800 in Mexico and operating losses of $3,800 in Puerto Rico. The foreign currency exchange losses are a result of the 20% decline in the value of the Mexican peso against the U.S. dollar. The operational losses in Puerto Rico reflect the rebuilding efforts associated with Hurricane Georges and the refocusing of land positions and product offerings by a new management team. Management expects that improvements in business operations will be realized in 1999. 1997 results, as compared with 1996, primarily reflect approximately $298 of operating losses in Puerto Rico and foreign currency losses of approximately $600 in Mexico, resulting from a 4% decline in the Mexican peso during 1997.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Active Adult Homebuilding operations are primarily conducted through a joint venture which was formed in 1998 with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group, for the purpose of acquiring and developing major Active Adult residential communities, highly amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is presently headquartered in Phoenix, Arizona, and is developing four communities located in Arizona, California and New Jersey, with plans to build additional communities later in 1999. Springfield at Whitney Oaks, the Venture's Active Adult Community in Northern California, recently received the Gold Achievement Award for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing. The Company and BRE each maintain a 50% ownership interest in the Active Adult joint venture. The Company's initial investment in this joint venture amounted to approximately $32,000. Upon the venture's obtaining an outside credit facility, the Company received a return of capital of $15,000. At
December 31, 1998, the Company's aggregate net investment in the Active Adult joint venture approximated $17,275.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the years ended December 31, 1998, 1997, and 1996. Such data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, and the equity in income (loss) of the joint venture entity from March 26, 1998 through December 31, 1998:

                                                Year Ended December 31,
                                        ------------------------------------
                                           1998          1997        1996
                                        ---------    ---------    ----------
Revenues ............................   $  19,226    $  54,602    $  32,142
Cost of sales .......................     (15,736)     (44,148)     (27,526)
Selling, general and administrative
  expense ...........................      (4,020)      (8,997)      (5,410)
Other expense, net ..................        (452)        (390)        (247)
Equity in income of joint venture ...         310         --           --
                                        ---------    ---------    ---------
Pre-tax income (loss) ...............   $    (672)   $   1,067    $  (1,041)
                                        =========    =========    =========
Pulte and Pulte-affiliate:
Average sales price .................   $     171    $     145    $     146
                                        =========    =========    =========
Settlements - units .................         614          377          220
                                        =========    =========    =========
Settlements - dollars ...............   $ 104,800    $  54,600    $  32,100
                                        =========    =========    =========

Net new orders - units ..............         671          385          271
                                        =========    =========    =========
Net new orders - dollars ............   $ 123,300    $  57,600    $  41,700
                                        =========    =========    =========

Backlog at December 31 - units ......         171          114          106
                                        =========    =========    =========
Backlog at December 31 - dollars ....   $  37,200    $  18,700    $  15,700
                                        =========    =========    =========

The decreases in revenues, cost of sales, selling, general and administrative and other expense in 1998 as compared with 1997 and 1996 reflect the formation of the Active Adult joint venture with BRE in March 1998, at which time all but one of Pulte's four Active Adult subsidiaries ceased to operate. Therefore, operating results for these subsidiaries reflect only three months of activity during 1998. Subsequent to the formation of this joint venture with BRE, Pulte began to account for its Active Adult operations as an equity investment, the pre-tax results of which reflect the start-up stage of this new operation.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:
The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary and, to a limited extent, through Pulte Financial Companies, Inc. (PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations is as follows:

                                            Year Ended December 31,
                                    -----------------------------------------
                                       1998           1997            1996
                                    -----------    -----------    -----------
  Pre-tax income (loss):
     Mortgage banking ...........   $    15,268    $     7,230    $     2,611
     Financing activities .......           (74)          (116)        11,330
                                    -----------    -----------    -----------
     Pre-tax income before
       restructuring costs ......        15,194          7,114         13,941
     Restructuring costs ........          --           (2,100)          --
                                    -----------    -----------    -----------
  Pre-tax income ................   $    15,194    $     5,014    $    13,941
                                    ===========    ===========    ===========


Mortgage Banking:

                                            Year Ended December 31,
                                    -----------------------------------------
                                       1998           1997            1996
                                    -----------    -----------    -----------
Total originations:
      Loans .....................        12,772         10,167         10,709
                                    ===========    ===========    ===========
      Principal .................   $ 1,687,000    $ 1,256,000    $ 1,278,000
                                    ===========    ===========    ===========
Originations for Pulte customers:
      Loans .....................         9,295          8,271          7,848
                                    ===========    ===========    ===========
      Principal .................   $ 1,265,000    $ 1,060,000    $   988,000
                                    ===========    ===========    ===========

PMC sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually two to three months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. PMC also originates mortgage loans using its own funds or borrowings made available to it pursuant to various credit arrangements, and then sells such mortgage loans to outside investors.

Mortgage origination volume for the year ended December 31, 1998 increased 34% over 1997 and was driven by increased volume in both unit sales realized in Pulte's homebuilding operations and unit sales realized from the retail sector. Although Pulte customers continue to account for the majority of total loan production at December 31, 1998, increased loan origination volume in the retail sector has contributed to improved leverage of loan origination costs. Refinancings represented less than 10% of total loan originations in 1998. Mortgage origination volume for 1997 was relatively flat compared with 1996. At December 31, 1998, loan application backlog increased 56% to $460,000 as compared to $294,000 at December 31, 1997 and $246,000 at
December 31, 1996. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC's strategy or use of derivative financial instruments in this regard.

During 1998, origination fees increased by $1,149 or 31% over the prior year. The increase in origination fees is due to the overall increase in loan originations and an increase in non-funded, brokered loans. Mortgage origination fees increased $235 or 7% during 1997, as compared with 1996, as a result of increases in miscellaneous fees charged for originated loans. Pricing and marketing gains increased $7,586 or 42% from the same period in 1997, primarily as a result of increased funded mortgage originations and increased servicing retained loan production. During 1997, pricing and marketing gains decreased $107 compared to 1996, due to a lower volume of servicing retained originations.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking (continued):

Net interest income in 1998 decreased 18% from 1997 to $1,379. This decrease is attributable to reduced balances of equity capital coupled with a lower spread between short-term and long-term mortgage rates. As compared with 1996, net interest income decreased $1,274 during 1997 due to dividends in excess of current earnings paid by PMC to its parent, Pulte, and a flattening of the yield curve during the year. PMC operating expenses decreased $992 or 6% from 1997 on increased production of 34%. This improved cost leverage is a result of the mortgage operations center (MOC) and mortgage application center (MAC) initiatives implemented during 1997 which have expedited the loan approval process and lowered the total costs from application to closing, and the corporate restructuring. The centralization of the MOC and MAC also resulted in the improvement of 1997 operating expenses, excluding restructuring costs, which decreased 23% from 1996.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

Financing Activities:

The Company's secured financing operations are conducted by a limited-purpose subsidiary of Pulte Financial Companies, Inc. (PFCI). Such operations, which the Company is exiting, have engaged in the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. At December 31, 1998, one bond series with a principal amount of $28,075 and a stated interest rate of 9% was outstanding. Redemption notices for this bond were issued on January 31, 1999, and early retirement of this bond is expected to occur on March 1, 1999 with an estimated net realized gain on the sale of underlying collateral of approximately $1,700. PFCI had pre-tax operating losses of $74 in 1998 and $116 in 1997 and pre-tax income of $11,330 in 1996. In 1996, PFCI recognized gains on sales of collateral aggregating $11,069. No such sales occurred during 1998 or 1997.

Corporate:

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity. The Company views this corporate function as a form of research and development, a prelude to adding these initiatives to existing business segments or necessitating the creation of new business segments. As a result, the corporate segment's operating results will vary from year to year as these strategic initiatives evolve.

The following table presents corporate results of operations for the years ended December 31, 1998, 1997 and 1996:

                                         Year Ended December 31,
                                      ----------------------------
                                       1998      1997       1996
                                      -------   -------   --------
Net interest expense ..............   $14,269   $14,079   $ 6,055
Other corporate expenses, net .....     8,457    13,038    11,814
                                      -------   -------   -------
Loss before income taxes and
  restructuring costs .............    22,726    27,117    17,869
Restructuring costs ...............      --       3,100      --
                                      -------   -------   -------
Loss before income taxes ..........   $22,726   $30,217   $17,869
                                      =======   =======   =======

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

The decrease in pre-tax loss, before restructuring costs, of $4,391 in 1998, as compared with 1997 is due to the net of the following:

o In order to refocus its efforts in its core homebuilding business, the Company sold its interest in Expression Homes, a manufactured housing joint venture with Fleetwood Homes. As a result of this sale, the Company recognized a one-time gain of $5,000 during the first quarter of 1998.

o An increase in the net interest spread resulting from an increase of approximately $5,500 of interest income, offset by higher interest expense of $5,700 associated with the issuance of $150,000 of 7.62% Senior Notes, due 2017, during the fourth quarter of 1997.

The increased loss, before restructuring costs, in 1997 as compared with 1996, is due primarily to increased net interest expense resulting from utilization of approximately $174,000 of available funds and, to a lesser extent, draws on the Company's unsecured revolving credit arrangement to reacquire 6.2 million shares of the Company's common stock during 1996 and the first four months of 1997.

Restructuring:

During the fourth quarter of 1997, a pre-tax charge of $20,000 was recorded in connection with the reorganization of the Company's operations.

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of December 31, 1998, the Company has severed employment with approximately 150 employees.

The Company's restructuring plan included right-sizing the workforce on a Company-wide basis. The Company's plan of restructuring included the following employee groups: approximately 100 construction and administrative support employees, 27 middle managers/supervisors and 23 members of senior management.

This reorganization entailed the realignment of homebuilding operations into business lines which focus on specific customer segments; the creation of a mortgage applications center, which increased overhead leverage by moving PMC's loan officers from field branches to a central location in Denver, Colorado; and the evaluation and strategic deployment of inventory investment in the Company's homebuilding operations. As such, various homebuilding communities located primarily in Florida, North Carolina, South Carolina and Illinois with assets such as house and land inventory were affected by an exit plan to either sell such inventory or expedite the wind-down/withdrawal of homebuilding activities. The fair value of these assets was determined based on estimated selling price, less costs to complete, less direct selling and disposal costs.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Restructuring  (continued):

The following tables display the status of liabilities accrued for the Company's restructuring from origination to December 31, 1998.


                                                       1997 Reserve Uses          Balance at
                                       Original     ------------------------     December 31,
Type of Cost                           Reserve         Cash         Non-cash         1997
------------                          ---------     ---------       --------     ------------
Homebuilding operations:
   Employee separation and other      $  6,900       $   (843)      $     --       $  6,057
   Asset impairments ...........         7,000             --         (7,000)            --
   Other .......................           900             --             --            900
                                      --------       --------       --------       --------
                                        14,800           (843)        (7,000)         6,957
                                      --------       --------       --------       --------
Mortgage Banking operations:
   Employee separation and other         1,787           (610)            --          1,177
   Other .......................           313            (33)            --            280
                                      --------       --------       --------       --------
                                         2,100           (643)            --          1,457
                                      --------       --------       --------       --------
Corporate:
   Employee separation and other         3,100            (74)          (496)         2,530
                                      --------       --------       --------       --------
                                      $ 20,000       $ (1,560)      $ (7,496)      $ 10,944
                                      ========       ========       ========       ========
                                     Balance at          1998 Reserve Uses       Balance at
                                     December 31,    -----------------------     December 31,
Type of Cost                            1997           Cash         Non-cash        1998
------------                        -------------    --------       --------     -----------
Homebuilding operations:
   Employee separation and other      $  6,057       $ (4,555)      $     --      $  1,502
   Asset impairments ...........            --             --             --            --
   Other .......................           900           (645)            --           255
                                      --------       --------       --------      --------
                                         6,957         (5,200)            --         1,757
                                      --------       --------       --------      --------
Mortgage Banking operations:
   Employee separation and other         1,177           (840)            --           337
   Other .......................           280           (201)            --            79
                                      --------       --------       --------      --------
                                         1,457         (1,041)            --           416
                                      --------       --------       --------      --------
Corporate:
   Employee separation and other         2,530         (1,608)            --           922
                                      --------       --------       --------      --------
                                      $ 10,944       $ (7,849)      $     --      $  3,095
                                      ========       ========       ========      ========

The remaining accrual for restructuring costs at December 31, 1998 primarily relates to longer term severance and deferred compensation liabilities which are expected to be fully paid by December 31, 2000. The Company believes that implementation of the restructuring plan resulted in annual cost savings of approximately $10,000 during 1998, as compared to 1997.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources :

Continuing Operations:

The Company's net cash used in operating activities increased from $35,174 in 1997 to $129,344 in 1998 due primarily to increases in inventory levels and PMC's holdings of residential mortgage loans available-for-sale, offset by an increase in net income and decreases in other assets and accounts payable. Net cash from investing activities decreased from a source of cash of $7,969 in 1997 to a use of cash of $44,674 in 1998 resulting primarily from the Company's acquisition of Radnor Homes and DiVosta & Company during 1998, net of the sale of BSL, and the sale of 50% of its interest in the Active Adult subsidiaries to BRE in March 1998. The Company's investment in the Active Adult joint venture after the sale to BRE approximated $32,000. The Company received a return of capital of $15,000 upon the venture's obtaining an outside credit facility. Net cash provided by financing activities decreased from $82,736 in 1997 to $54,060 in 1998. Prior year results primarily reflect the Company's issuance of $150,000 of unsecured Senior Notes during the fourth quarter of 1997. 1998 activity reflects proceeds from borrowings, primarily to finance the Company's acquisitions during 1998, repayment of other non-recourse debt of $26,054 and dividends paid of $6,456.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $210,000 unsecured revolving credit facility at December 31, 1998. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at December 31, 1998, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $210,000 of borrowings outstanding under the $250,000 PMC arrangement at December 31, 1998. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The Company's income tax liabilities are affected by a number of factors. In 1998, the Company's effective income tax rate increased .05%, primarily reflecting a shift in the sales mix to jurisdictions with higher tax rates. Management anticipates that the Company's effective tax rate for 1999 will range between 39% and 40%.

At December 31, 1998, the Company had cash and equivalents of $125,198 and total indebtedness of $570,114. The Company's total long-term indebtedness includes $487,496 of unsecured senior notes, $22,405 unsecured senior subordinated debentures, a $21,000 unsecured promissory note, other Pulte limited recourse debt of $11,138 and $28,075 of mortgage-backed bonds payable for PFCI. The Company also has other non-recourse short-term notes payable of $59,466 and First Heights advances of $760. During 1999, the Company issued a redemption notice on the $28,075 of mortgage-backed bonds payable for PFCI and plans to early redeem this debt during the first quarter of 1999. The $22,405 unsecured senior subordinated debenture and the first $7,000 installment due under the $21,000 unsecured promissory note are also payable during 1999.

Sources of the Company's working capital at December 31, 1998 include its cash and equivalents, its $210,000 committed unsecured revolving credit facility and its $10,000 uncommitted bank credit arrangement. During 1999, management anticipates utilizing additional financing resources, including securities offerings, to meet its projected homebuilding and corporate working capital requirements. As the Company continues to seek strategic acquisition opportunities, it will consider alternative financing sources, as needed, to fund such transactions.

Discontinued Operations:

Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FSLIC Resolution Fund (FRF) are exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. In order to expedite the wind-down of its thrift operations, the Company, with the approval of the OTS and FDIC, funded

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations (continued):

First Heights' repayment of its remaining certificates of deposit with a loan of approximately $17,000 during the fourth quarter of 1998. Repayment of such amount will be part of the final liquidation of First Heights. The Company's remaining investment in First Heights at December 31, 1998 approximated $27,000.

Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC (which is discussed in Note 11 of Notes to Consolidated Financial Statements), as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.

Inflation

The Company and the homebuilding industry in general, may be adversely affected during periods of high inflation, because of higher land and construction costs. Inflation also increases the Company's financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.


Information Technology and Year 2000 Compliance:

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

A critical component of this integrated systems effort involves replacement of the Company's existing accounting systems. This new system is designed to enhance access to and reporting of operating results and other financial measurements, as well as substantially resolve the Company's exposure to Year 2000 risk (the inability of certain computer software, hardware and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999). To address the millennium date change issue, the Company's homebuilding and corporate operations performed risk assessments of information technology (IT), non-IT (embedded technology such as microprocessors in office equipment and facilities) and essential homebuilding supplier/contractor relationships. The Company's mortgage banking operation also completed a Year 2000 risk assessment for both internal information systems and external relationships.

The Company's State of Readiness

The chart illustrated below summarizes the Company's current major information systems and management's current assessment of the potential risk of Year 2000 issues. The status of each major information technology (IT) activity is reported by "phase" as defined below.

Phase 1 Assessment Exposure (analysis and testing)
Phase 2 Problem correction and validation
Phase 3 Implementation/rollout of upgrades and corrections
Phase 4 Communication with affected parties

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance (continued):

The Company's State of Readiness (continued)

                                                                                           1999 Expected Date
                                                                                                of Completion
IT related Systems                                          IT Dependency     Phase/Status        (all Phases)
------------------                                          -------------     ------------ ------------------
1. Integrated Business Systems
     -  Financial accounting                                High                    3            September 30
     -  Sales & Construction support                        Medium                  3                 June 30
     -  Service management                                  Low                 Complete             Complete
     -  Payroll and Benefits administration                 High                Complete             Complete

2. Datacenter Equipment & Operations                        High                Complete             Complete

3. Data and Voice Communications Networks                   High                    3            September 30

4. Desktop PC's, incl. electronic mail                      Medium                  3            September 30

5. Key suppliers
     -  Banking and insurance providers                     Medium                  2                 June 30
     -  Field trade contractors and material suppliers      Low                     4                 June 30

Non-IT Systems

The Company does not own or operate any material "non-IT" systems, facilities, or industrial equipment that it believes might be adversely affected by the Year 2000 issue. All administrative office premises are leased, and are typically low-rise facilities in major metropolitan areas. All telephone systems and electronic office equipment are being assessed and corrected as part of Project 3 listed above.

Supplier/Contractor Relationships

Customer deliverables are not critically reliant on information technology. In markets where contracts and legal correspondence are computer generated, final documents are always printed in hard-copy form for signature. Should existing computerized sales systems be rendered inoperable for any reason, sales personnel are currently trained to prepare all required customer documentation manually. In addition, standard Pulte contract language does not permit customers to cancel purchases for nominal delays.

The Company's trade contractors/suppliers in general are not highly reliant on information systems for delivery of service or materials to the job-site, as is the case for the majority of the homebuilding industry. Day-to-day business communication of printed schedules and home specification information typically occurs via fax or manual exchange in printed form (as opposed to electronically, e.g., via EDI data communications). Pulte will be providing Year 2000 risk assessment guidelines to its field operations and purchasing managers during the first quarter of 1999 to ensure that any predictable Year 2000-related issues can be identified and resolved, or alternative supplier relationships established with compliant service providers. Current Pulte operating policy normally requires that supply relationships be established locally with at least two alternative sources for all building tasks and materials

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance (continued):

The Company's State of Readiness (continued)

supply. The Company has either already exchanged Year 2000 readiness information with all national contract suppliers, or will have completed this activity by the second quarter of 1999. Such Year 2000 readiness information has already been exchanged with all of the Company's major banks. In conjunction with the financial accounting systems replacement initiative, the Company is also currently upgrading its cash management system. Verification testing will be performed with each major bank to the extent possible, with full implementation scheduled for the second quarter of 1999.


The Risks of the Company's  Year 2000 Issues & The Company's Contingency Plans

The major focus of the Company's information systems efforts in 1999 will be to complete the nationwide roll-out of its new financial accounting and operating systems. Management believes that this initiative is properly resourced and will be completed by the end of the third quarter of 1999. While management believes it unlikely, it is possible, on a worst-case-scenario basis, that some markets may not be completely transitioned by year end. Should this occur, the Company plans to resort to the use of manual business tracking processes which could delay normal day-to-day back office activities, but which would not interfere with the Company's ability to complete the construction of homes or close home sales. This worst-case scenario, is therefore, not expected to have a material adverse effect upon the Company's liquidity, financial position or results of operations.

While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.


Costs Related to Year 2000

Cumulative spending for the Company's internally-developed business software was approximately $6,210 through December 31, 1998, and additional spending in 1999 of $4,000 is expected to complete the project. In addition to the software development costs, the Company expects to incur additional expenses to be Year 2000 compliant; however, the Company does not expect the cost for such compliance to have a material impact on its liquidity, financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. Although no exposure exists with respect to the Company's variable rate revolving loan at December 31, 1998, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of December 31, 1998, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value:

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         (continued)

                                                                                                                Fair
                                                                                          There-                Value
                                     1999        2000        2001       2002    2003      after      Total     12/31/98
                                  --------     -------      ------     -----  --------  ---------  --------    --------
Rate sensitive liabilities:
   Fixed interest rate debt:
    Pulte Corporation public
    debt instruments ...........  $    --          --          --        --   $100,000   $390,000   $490,000   $502,574
    Average interest rate ......       --          --          --        --       7.00%      7.74%      7.61%        --
    Pulte Diversified Companies,
    Inc., unsecured promissory
    note .......................  $ 7,000       7,000       7,000        --         --         --   $ 21,000   $ 21,000
    Average interest rate ......     8.00%       8.00%       8.00%       --         --         --       8.00%        --
    Pulte Financial Companies,
    Inc., mortgage-backed
    bonds ......................  $28,075          --          --        --         --         --   $ 28,075   $ 29,290
    Average interest rate ......        9%         --          --        --         --         --          9%        --
    Pulte Home Corporation
    unsecured senior
    subordinated
    debentures .................  $22,405          --          --        --         --         --   $ 22,405   $ 22,900
    Average interest rate ......    10.13%         --          --        --         --         --      10.13%        --
    Pulte Home Corporation
    other non-recourse
    debt .......................  $ 6,766       1,920       1,920       532         --         --   $ 11,138   $ 11,138
    Average interest rate ......    10.34%      10.00%      10.00%    10.00%        --         --      10.21%        --

PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when PMC commits to lend money to a customer at agreed upon terms, (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 1998, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

In order to minimize the interest rate risk PMC does two things; it finances the loans via a variable rate borrowing agreement tied to the Federal Funds rate and it hedges its loan commitments and closed loans through derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts, and options on cash forward placement contracts on mortgage-backed securities. PMC does not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of PMC's financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to the Company's financial results.

The Company's aggregate net investment in Mexico approximated $28,200 at December 31, 1998. This investment, which is exposed to foreign currency exchange risk, could devalue by as much as $2,400 in 1999, assuming a hypothetical monthly devaluation of the Mexican peso against the U.S. dollar of one percent in each month of 1999. During the second quarter of 1998, the three-year cumulative rate of inflation in Mexico fell below 100%. As a result, the Mexican economy will no longer be considered hyperinflationary effective Janauary 1, 1999. Based on this change in economic status and under current accounting rules, management expects that a majority of its translation adjustments in 1999 will not be included in the determination of net income for the Company's international operations, but rather will be reported separately and accumulated in a separate component of equity and included in the determination of other comprehensive income.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Special Notes Concerning Forward-looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative & Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including: the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially; its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company's appeal in the District Court litigation with the FDIC), its ability to correct all material applications addressing the Year 2000 problem; as well as, the ability of the Company's vendors to correct all material applications addressing the Year 2000 problem, and the Company's assessment of the Year 2000 problem's impact on its financial results and operations.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              PULTE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1998 and 1997
                     ($000's omitted, except share data)

                                    ASSETS

                                                                                  1998        1997
                                                                              ----------   ----------
Cash and equivalents ......................................................   $  125,198   $  245,156
Unfunded settlements ......................................................       49,140       54,158
House and land inventories ................................................    1,455,208    1,141,952
Mortgage-backed and related securities ....................................       29,290       39,467
Residential mortgage loans and other securities available-for-sale ........      234,974      185,018
Other assets ..............................................................      287,688      249,125
Deferred income taxes .....................................................       79,663      103,603
Discontinued operations ...................................................       88,678      110,940
                                                                              ----------   ----------
                                                                              $2,349,839   $2,129,419
                                                                              ==========   ==========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities, including book overdrafts
       of $112,688 and $84,623 in 1998 and 1997, respectively .............   $  575,373   $  482,123
    Collateralized short-term debt, recourse solely to applicable
       subsidiary assets ..................................................      217,060      162,707
    Mortgage-backed bonds, recourse solely to applicable subsidiary
       assets .............................................................       28,075       37,413
    Income taxes ..........................................................        9,592        7,265
    Subordinated debentures and senior notes ..............................      542,039      546,900
    Discontinued operations ...............................................       56,258       80,174
                                                                              ----------   ----------
       Total liabilities ..................................................    1,428,397    1,316,582
                                                                              ----------   ----------
Shareholders' Equity:
    Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued
    Common stock, $.01 par value; 100,000,000 shares authorized, 43,167,180 and 42,545,060 shares issued and outstanding at
       December 31, 1998 and 1997, respectively ...........................          432          213
    Additional paid-in capital ............................................       75,051       61,835
    Unrealized gains on securities available-for-sale, net of income
       taxes of $722 and $1,056 in 1998 and 1997, respectively ............        1,130        1,687
    Retained earnings .....................................................      844,829      749,102
                                                                              ----------   ----------
       Total shareholders' equity .........................................      921,442      812,837
                                                                              ----------   ----------
                                                                              $2,349,839   $2,129,419
                                                                              ==========   ==========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             For the year ended December 31, 1998, 1997 and 1996
                   ($000's omitted, except per share data)

                                                                          1998          1997           1996
                                                                      -----------    -----------    -----------
Revenues:
    Homebuilding ..................................................   $ 2,810,151    $ 2,479,171    $ 2,319,734
    Mortgage banking and financing, interest and other ............        43,678         34,038         50,197
    Corporate .....................................................        12,692         10,782         14,352
                                                                      -----------    -----------    -----------
                    Total revenues ................................     2,866,521      2,523,991      2,384,283
                                                                      -----------    -----------    -----------
Expenses:
     Homebuilding, principally cost of sales ......................     2,636,653      2,356,153      2,211,389
     Mortgage banking and financing, principally interest and other        28,484         26,924         36,256
     Corporate, net ...............................................        35,418         37,899         32,221
     Restructuring costs ..........................................            --         20,000             --
                                                                      -----------    -----------    -----------
                    Total expenses ................................     2,700,555      2,440,976      2,279,866
                                                                      -----------    -----------    -----------
Other expense:
     Equity in loss of Pulte-affiliates ...........................          (152)        (2,040)        (1,954)
                                                                      -----------    -----------    -----------
Income from continuing operations before income taxes .............       165,814         80,975        102,463
Income taxes ......................................................        64,666         31,175         39,252
                                                                      -----------    -----------    -----------
Income from continuing operations .................................       101,148         49,800         63,211
Income from discontinued operations ...............................         1,035          2,961        116,432
                                                                      -----------    -----------    -----------
Net income ........................................................       102,183         52,761        179,643
                                                                      -----------    -----------    -----------
Other comprehensive income:
     Unrealized gains (losses) on securities available-for-sale arising during the period, net of taxes of ($334), $74 and
     ($4,500), respectively .......................................          (557)           213         (6,749)
                                                                      -----------    -----------    -----------
     Comprehensive income .........................................   $   101,626    $    52,974    $   172,894
                                                                      ===========    ===========    ===========
Per share data:
    Basic:
       Income from continuing operations ..........................   $      2.35    $      1.14    $      1.27
       Income from discontinued operations ........................           .03           0.07           2.33
                                                                      -----------    -----------    -----------
       Net income .................................................   $      2.38    $      1.21    $      3.60
                                                                      ===========    ===========    ===========
    Assuming dilution:
       Income from continuing operations ..........................   $      2.30    $      1.13    $      1.26
       Income from discontinued operations ........................           .03            .07           2.31
                                                                      -----------    -----------    -----------
       Net income .................................................   $      2.33    $      1.20    $      3.57
                                                                      ===========    ===========    ===========
    Cash dividends declared .......................................   $       .15    $       .12    $       .12
                                                                      ===========    ===========    ===========
    Number of shares used in calculation:
       Basic:
          Weighted-average common shares outstanding ..............        42,984         43,510         49,852
       Assuming dilution:
          Effect of dilutive securities - stock options ...........           900            398            452
                                                                      -----------    -----------    -----------
          Adjusted weighted-average common shares
             and effect of dilutive securities ....................        43,884         43,908         50,304
                                                                      ===========    ===========    ===========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the year ended December 31, 1998, 1997 and 1996
                               ($000's omitted)


                                                           Additional
                                               Common       Paid-in       Unrealized     Retained
                                               Stock        Capital          Gains       Earnings       Total
                                              ---------     ---------     ---------     ---------     ---------
Shareholders' Equity, January 1, 1996 ....    $     270     $  65,934     $   8,223     $ 686,576     $ 761,003
Exercise of stock options ................            1           894            --            --           895
Cash dividends declared ..................           --            --            --        (5,958)       (5,958)
Stock repurchases ........................          (38)       (9,312)           --       (90,211)      (99,561)
Net income ...............................           --            --            --       179,643       179,643
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $(4,500) ...........................           --            --        (6,749)           --        (6,749)
                                              ---------     ---------     ---------     ---------     ---------

Shareholders' Equity, December 31, 1996 ..          233        57,516         1,474       770,050       829,273
Exercise of stock options ................            4        10,412            --            --        10,416
Cash dividends declared ..................           --            --                      (5,153)       (5,153)
Stock repurchases ........................          (24)       (6,093)           --       (68,556)      (74,673)
Net income ...............................           --            --            --        52,761        52,761
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $74 ................................           --            --           213            --           213
                                              ---------     ---------     ---------     ---------     ---------

Shareholders' Equity, December 31, 1997 ..          213        61,835         1,687       749,102       812,837

Exercise of stock options ................            4         9,162            --            --         9,166
Cash dividends declared ..................           --            --            --        (6,456)       (6,456)
Stock dividend declared ..................          214          (214)           --            --            --
Shares issued in business acquisition ....            1         4,268            --            --         4,269
Net income ...............................           --            --            --       102,183       102,183
Change in unrealized gains on securities
   available-for-sale, net of income taxes
   of $(334) .............................           --            --          (557)           --          (557)
                                              ---------     ---------     ---------     ---------     ---------

Shareholders' Equity, December 31, 1998 ..    $     432     $  75,051     $   1,130     $ 844,829     $ 921,442
                                              =========     =========     =========     =========     =========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the year ended December 31, 1998, 1997 and 1996
                               ($000's omitted)

                                                                            1998         1997           1996
                                                                         ---------     ---------     ---------
Continuing operations:
Cash flows from operating activities:
    Income from continuing operations ...............................    $ 101,148     $  49,800     $  63,211
    Adjustments to reconcile income from continuing operations to net cash flows used in operating activities:
       Amortization, depreciation and other .........................        5,044         7,813         6,747
       Deferred income taxes ........................................       (2,170)      (14,222)       (9,517)
       Gain on sale of securities ...................................           --            --       (11,069)
       Increase (decrease) in cash due to:
         Inventories ................................................     (224,812)     (124,690)     (157,527)
         Residential mortgage loans available-for-sale ..............      (49,956)      (14,576)        7,859
         Other assets ...............................................      (28,116)      (37,931)      (64,626)
         Accounts payable and accrued liabilities ...................       37,147        60,580        59,158
         Income taxes ...............................................       32,371        38,052        41,539
                                                                         ---------     ---------     ---------
Net cash used in operating activities ...............................     (129,344)      (35,174)      (64,225)
                                                                         ---------     ---------     ---------

Cash flows from investing activities:
    Proceeds from exchange of securities held-to-maturity ...........           --            --        12,282
    Proceeds from sale of securities available-for-sale .............           --            --       175,686
    Principal payments on mortgage-backed securities ................        9,287         7,933        19,892
    Cash paid for acquisitions, net of cash acquired ................     (158,832)           --            --
    Proceeds from sale of business operations .......................       90,602            --            --
    Other, net ......................................................       14,269            36          (278)
                                                                         ---------     ---------     ---------
Net cash provided by (used in) investing activities .................      (44,674)        7,969       207,582
                                                                         ---------     ---------     ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds .............................      (10,672)       (9,106)     (181,841)
    Proceeds from borrowings ........................................       91,998       164,183        40,709
    Repayment of borrowings .........................................      (26,054)           --            --
    Stock repurchases ...............................................           --       (74,673)      (99,561)
    Dividends paid ..................................................       (6,456)       (5,153)       (5,958)
    Other, net ......................................................        5,244         7,485           692
                                                                         ---------     ---------     ---------
Net cash provided by (used in) financing activities .................       54,060        82,736      (245,959)
                                                                         ---------     ---------     ---------
Net increase (decrease) in cash and
    equivalents-continuing operations ...............................    $(119,958)    $  55,531     $(102,602)
                                                                         ---------     ---------     ---------

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             For the year ended December 31, 1998, 1997 and 1996
                               ($000's omitted)

                                                                                 1998         1997          1996
                                                                              ---------    ---------    ---------
Discontinued operations:
Cash flows from operating activities:
    Income from discontinued operations ...................................   $   1,035    $   2,961    $ 116,432
    Change in deferred income taxes .......................................      26,444       32,495      (38,321)
    Change in income taxes ................................................     (27,830)     (34,851)     (72,755)
    Other changes, net ....................................................       7,028      (10,257)     (14,218)

Cash flows from investing activities:
    Purchase of securities available-for-sale .............................     (21,809)     (14,537)     (42,209)
    Principal payments of mortgage-backed securities ......................      23,180       34,257       43,735
    Net proceeds from sale of investments and loans .......................      11,276        3,211        4,514
    Decrease in Covered Assets and FSLIC Resolution Fund (FRF)
       receivables ........................................................      33,603       37,019       37,438
    Increase in loans receivable ..........................................          --           --         (419)

Cash flows from financing activities:
    Increase (decrease) in deposit liabilities ............................     (37,462)      (2,663)       3,404
    Proceeds from borrowings ..............................................      17,174           --           --
    Repayment of borrowings ...............................................     (31,560)     (31,560)     (31,560)
    Increase (decrease) in FHLB advances ..................................      (3,100)     (16,500)      (6,400)
                                                                              ---------    ---------    ---------
Net decrease in cash and  equivalents-
    discontinued operations ...............................................      (2,021)        (425)        (359)
                                                                              ---------    ---------    ---------
Net increase (decrease) in cash and equivalents ...........................    (121,979)      55,106     (102,961)
Cash and equivalents at beginning of year .................................     247,308      192,202      295,163
                                                                              ---------    ---------    ---------
Cash and equivalents at end of year .......................................   $ 125,329    $ 247,308    $ 192,202
                                                                              =========    =========    =========
Cash - continuing operations ..............................................   $ 125,198    $ 245,156    $ 189,625
Cash - discontinued operations ............................................         131        2,152        2,577
                                                                              ---------    ---------    ---------
                                                                              $ 125,329    $ 247,308    $ 192,202
                                                                              =========    =========    =========
Supplemental disclosure of cash flow information- cash paid during the year for:
       Interest, net of amount capitalized:
          Continuing operations ...........................................   $  28,141    $  19,920    $  25,312
          Discontinued operations .........................................       3,090        2,590        2,279
                                                                              ---------    ---------    ---------
                                                                              $  31,231    $  22,510    $  27,591
                                                                              =========    =========    =========
       Income taxes paid ..................................................   $  33,811    $   5,821    $   7,152
                                                                              =========    =========    =========
    Non-cash investing and financing activities:
       Issuance of common stock for business acquisition ..................   $   4,269    $      --    $      --
                                                                              =========    =========    =========

               See notes to Consolidated Financial Statements.

                              PULTE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)

1.  Basis of presentation and segment information

    Basis of presentation

    The consolidated financial statements include the accounts of Pulte Corporation (the Company), and all of its significant subsidiaries. The Company's direct subsidiaries include Pulte Financial Companies, Inc.
    (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 4). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of Pulte.

    Certain 1997 and 1996 classifications have been changed to conform with the 1998 presentation.

    Segment information

    In June 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company retroactively adopted effective January 1, 1998. SFAS 131 established the reporting standard for presentation of operating segment financial information by public business enterprises. In accordance with SFAS 131, the Company identified three reportable segments: Homebuilding, Financial Services and Corporate.

    The Company's Homebuilding segment consists of the following three business lines:

    o Domestic Homebuilding, the Company's core business, which is engaged in the acquisition/development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, move-up and semi-custom home buyer groups.

    o International Homebuilding, which is primarily engaged in the acquisition/development of land primarily for residential purposes, and the construction of housing on such land in Puerto Rico and Mexico.

    o Active Adult Homebuilding, which conducts its operations primarily through a joint venture with Blackstone Real Estate Advisors
        (BRE), an affiliate of the Blackstone Group, and is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years.

    The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and other mortgage banking subsidiaries, and to a minor extent, the operations of PFCI, a financing subsidiary of the Company.

    Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing and by implementing and maturing strategic initiatives centered on new business development and improving operating efficiencies. Corporate also includes the necessary administrative support functions to support the Company as a publicly traded entity.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

Segment information (continued)
                                                            Operating Data by Segment
                                                              Year Ended December 31,
                                                    -----------------------------------------
                                                        1998           1997          1996
                                                    -----------    -----------    -----------
Revenues:
    Homebuilding ................................   $ 2,810,151    $ 2,479,171    $ 2,319,734
    Financial Services ..........................        43,678         34,038         50,197
    Corporate ...................................        12,692         10,782         14,352
                                                    -----------    -----------    -----------
        Total Revenues ..........................     2,866,521      2,523,991      2,384,283

Cost of sales:
    Homebuilding ................................     2,359,253      2,110,532      1,975,826
    Financial Services ..........................            --             --             --
    Corporate ...................................            --             --             --
                                                    -----------    -----------    -----------
        Total cost of sales .....................     2,359,253      2,110,532      1,975,826

Selling, general and administrative:
    Homebuilding ................................       252,684        232,692        220,961
    Financial Services ..........................        19,241         17,832         23,811
    Corporate ...................................         6,695          7,435          6,777
                                                    -----------    -----------    -----------
        Total selling, general and administrative       278,620        257,959        251,549

Interest:
    Homebuilding ................................        20,164         18,503         17,216
    Financial Services ..........................         9,043          9,092         13,623
    Corporate ...................................        21,910         16,133         13,679
                                                    -----------    -----------    -----------
        Total interest ..........................        51,117         43,728         44,518

Other (income) expense, net:
    Homebuilding ................................         4,552         (5,574)        (2,614)
    Financial Services ..........................           200             --         (1,178)
    Corporate ...................................         6,813         14,331         11,765
                                                    -----------    -----------    -----------
        Total other (income) expense, net .......        11,565          8,757          7,973

Restructuring costs:
    Homebuilding ................................            --         14,800             --
    Financial Services ..........................            --          2,100             --
    Corporate ...................................            --          3,100             --
                                                    -----------    -----------    -----------
        Total restructuring costs ...............            --         20,000             --

Total costs and expenses ........................     2,700,555      2,440,976      2,279,866

Equity in income (loss) of joint ventures:
    Homebuilding ................................          (152)        (2,040)        (1,954)
    Financial Services ..........................            --             --             --
    Corporate ...................................            --             --             --
                                                    -----------    -----------    -----------
        Total equity in loss of joint ventures ..          (152)        (2,040)        (1,954)

Income before income taxes ......................   $   165,814    $    80,975    $   102,463
                                                    ===========    ===========    ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

Segment information (continued)

                                                Supplemental Operating Data by Geographic Region
                                                             Year Ended December 31,
                                                    -----------------------------------------
                                                       1998            1997           1996
                                                    -----------    -----------    -----------
Revenues:
    Domestic United States ......................   $ 2,850,349    $ 2,504,980    $ 2,372,759
    International ...............................        16,172         19,011         11,524
                                                    -----------    -----------    -----------
        Total Revenues ..........................     2,866,521      2,523,991      2,384,283

Cost of sales:
    Domestic United States ......................     2,347,253      2,095,739      1,966,298
    International ...............................        12,000         14,793          9,528
                                                    -----------    -----------    -----------
        Total cost of sales .....................     2,359,253      2,110,532      1,975,826

Selling, general and administrative:
    Domestic United States ......................       274,778        255,061        249,716
    International ...............................         3,842          2,898          1,833
                                                    -----------    -----------    -----------
        Total selling, general and administrative       278,620        257,959        251,549

Interest:
    Domestic United States ......................        51,117         43,728         44,518
    International ...............................            --             --             --
                                                    -----------    -----------    -----------
        Total interest ..........................        51,117         43,728         44,518

Other expense, net:
    Domestic United States ......................         5,460          7,139          7,927
    International ...............................         6,105          1,618             46
                                                    -----------    -----------    -----------
        Total other expense, net ................        11,565          8,757          7,973

Restructuring costs .............................            --         20,000             --

        Total costs and expenses ................     2,700,555      2,440,976      2,279,866

Equity in loss of joint ventures ................          (152)        (2,040)        (1,954)

Income before income taxes ......................   $   165,814    $    80,975    $   102,463
                                                    ===========    ===========    ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

Segment information (continued)

                                                           Asset Data by Segment

                                                            Financial
                                          Homebuilding      Services      Corporate        Total
                                          ------------      ---------     ---------        -----
At December 31, 1998:
     Inventory .......................     $1,455,208     $       --     $       --     $1,455,208
                                                                                        ----------
     Identifiable assets .............      1,782,644        274,488        204,029      2,261,161
     Assets of discontinued operations                                                      88,678
                                                                                        ----------
     Total assets ....................                                                  $2,349,839
                                                                                        ==========

At December 31, 1997:
     Inventory .......................     $1,141,952     $       --     $       --     $1,141,952
                                                                                        ----------
     Identifiable assets .............      1,446,340        224,624        347,515      2,018,479
     Assets of discontinued operations                                                     110,940
                                                                                        ----------
     Total assets ....................                                                  $2,129,419
                                                                                        ==========

At December 31, 1996:
     Inventory .......................     $1,017,262     $       --     $       --     $1,017,262
                                                                                        ----------
     Identifiable assets .............     $1,348,075     $  234,658     $  258,332      1,841,065
     Assets of discontinued operations                                                     144,076
                                                                                        ----------
     Total assets ....................                                                  $1,985,141
                                                                                        ==========
                                        Supplemental Asset Data by Geographic Region

                                           Domestic
                                         United States   International      Total
                                         -------------   -------------   ----------
At December 31, 1998:
     Inventory .......................     $1,431,245     $   23,963     $1,455,208
                                                                         ----------
     Identifiable assets .............      2,199,727         61,434      2,261,161
     Assets of discontinued operations         88,678                        88,678
                                                                         ----------
     Total assets ....................                                   $2,349,839
                                                                         ==========

At December 31, 1997:
     Inventory .......................     $1,129,239     $   12,713     $1,141,952
                                                                         ----------
     Identifiable assets .............      1,979,358         39,121      2,018,479
     Assets of discontinued operations        110,940                       110,940
                                                                         ----------
     Total assets ....................                                   $2,129,419
                                                                         ==========

At December 31, 1996:
     Inventory .......................     $1,006,297     $   10,965     $1,017,262
                                                                         ----------
     Identifiable assets .............      1,821,452         19,613      1,841,065
     Assets of discontinued operations        144,076                       144,076
                                                                         ----------
     Total assets ....................                                   $1,985,141
                                                                         ==========

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

    Stock based compensation

    The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. The pro forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation, are included in Note 7.

    Foreign investments

    The Company has investments in Mexico which are accounted for using the equity method. These investments primarily include the 50%-owned joint ventures of Condak-Pulte S. De R.L. De C.V. and Desarrollos Residenciales Turisticos, S.A. de C.V., the net investments of which comprise $21,300 and $3,345, respectively at December 31, 1998. To support homebuilding activities in Mexico, the Company also purchased a minority ownership interest (approximately 23.4%) in a Mexican mortgage banking company, the balance of which approximated $2,170 at December 31, 1998. Effective for periods ended after October 1, 1996 through December 31, 1998, the Company, in accordance with accounting standards for foreign currency translations in hyper-inflating economies, has assumed the functional currency of these investments to be the U.S. dollar. Foreign currency losses aggregated $2,800, $600 and $100 for the years ended December 31, 1998, 1997 and 1996, respectively. During 1998, the Company recorded a loss of $462 related to its Mexico operations, as compared with losses of $2,040 and $1,954 in 1997 and 1996, respectively. The Company's aggregate net investment in Mexico is approximately $28,200 as of December 31, 1998.

    Income per share

    In 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share which replaced the calculation of primary and fully-diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. The Company adopted SFAS No. 128 effective for its year ended December 31, 1997. Earnings per share amounts, both basic and diluted, are disclosed for all periods presented, reflect the impact of the Company's 2-for-1 stock split effective June 1, 1998 and, where appropriate, have been restated to conform to the SFAS No. 128 requirements.

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

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

2.  Significant accounting policies (continued)

    Fair values of financial instruments(continued)

    The carrying amounts of cash and cash equivalents approximate their fair values due to their short-term nature. The carrying amounts of mortgage-backed bonds approximate their fair values. The bonds are expected to be redeemed during 1999.

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

    Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1998. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

    Advertising cost

    The Company expenses advertising costs as they are incurred. For the years ended December 31, 1998, 1997 and 1996, the Company incurred advertising costs of approximately $25,300, $24,700 and $21,900, respectively.

    Employee benefits

    The Company maintains the Pulte Home Corporation Investment Savings Plus (the "Plan") which covers substantially all of the Company's employees. Company contributions to the Plan are expensed as paid and are based on the employees' years of service. The total Company contributions pursuant to the Plan were approximately $2,000, $2,200 and $2,300 for the years ended December 31, 1998, 1997 and 1996, respectively.

    Long-lived assets

    Impairment of long-lived assets is reviewed annually or when events and circumstances warrant an earlier review. In accordance with SFAS No. 121, impairment is determined when estimated future undiscounted cash flows associated with the asset are less than the asset's carrying value.

    Internally Developed Software

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP requires internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. The Company has adopted, on a prospective basis, the provisions of SOP 98-1 effective January 1, 1998 and, accordingly, has capitalized $6,210 of such costs during the year ended December 31, 1998. The Company had historically expensed similar costs to operations when they were incurred.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

2.  Significant accounting policies (continued)

    Comprehensive Income

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This standard is effective for fiscal years beginning after December 15, 1997, and requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income other than net income consists solely of unrealized gains/(losses) on securities available-for-sale, net of tax.

    Derivative Instruments and Hedging Activities

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

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

    Sold units are expensed on a specific identification basis as cost of sales. Included in inventories is related interest and property taxes. The Company capitalized interest in the amount of $21,801, $20,376 and $17,801 and expensed to homebuilding interest expense of $20,164, $18,503 and $17,216 in 1998, 1997 and 1996, respectively.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

    Financial Services:

    Mortgage servicing rights

    The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually two to three months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. The Company could be required to repurchase loans found to be defective. Reserves for such future repurchases or indemnifications have been reflected in accounts payable and accrued liabilities. During 1998 and 1997, total servicing rights recognized were $35,995 and $21,933, respectively.

    Residential Mortgage loans held for sale

    Residential mortgage loans held-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $800 and $1,382 at December 31, 1998 and 1997, respectively.

    Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans held-for-sale (see Note 12). Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

    Mortgage servicing, origination and commitment fees

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

3.  Acquisitions

    On May 27, 1998, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes for an aggregate purchase price of approximately $58,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included $51,000 of cash paid, approximately $3,000 of liabilities assumed and the issuance of 153,570 shares of the Company's common stock. The purchase price has been allocated to the tangible assets acquired and liabilities assumed based on relative fair value estimates. The Company has included the operating results of Radnor Homes since the acquisition in its consolidated results of operations.

    On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held business of Florida-based, DiVosta & Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta & Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $3,400 for the year ended December 31, 1998.

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)

3.  Acquisitions (continued)

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred on January 1, 1997, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:

                                                             (Unaudited)
                                                             Year Ended
                                                             December 31,
                                                      -----------------------
                                                         1998         1997
                                                      ----------   ----------

    Total revenues ................................   $2,959,656   $2,729,344
    Total pre-tax income from continuing operations      178,574       97,164
    Net Income ....................................      112,171       61,842
    Per share data:
         Basic ....................................   $     2.61   $     1.42
         Diluted ..................................   $     2.56   $     1.40

    The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisitions been consummated as of January 1, 1997, nor are they necessarily indicative of future operating results.

4.  Discontinued operations

    In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance in connection with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistance Agreement.

    FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $74,403 and $103,010 at December 31, 1998 and 1997, respectively. The notes had a weighted average interest rate of 5.5% and 5.4% at December 31, 1998 and 1997, respectively. The notes, bearing interest at rates indexed to the Texas Cost of Funds plus a spread, were due in September 1998; notwithstanding this maturity, the FDIC has chosen to temporarily withhold payment. The notes were subject to annual prepayments, which are limited to 10% of the total original note balances. The FSLIC Resolution Fund (FRF) exercised its right to prepay the notes by $31,560 in each year from 1992 through 1998. The FRF is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

    During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994, although the Company held brokered deposits which were not liquidated until 1998.

    Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the FDIC prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is also temporarily witheld by First Heights pending resolution of all open matters

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)

4.  Discontinued operations (continued)

    with the FDIC. As discussed in Note 11, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

    At December 31, 1998, First Heights no longer has any deposits, nor does it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC; and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

    Assets and liabilities of discontinued operations were as follows:

                                                                             At December 31,
                                                                          -------------------
                                                                            1998       1997
                                                                          --------   --------
    Assets:
       Cash and equivalents ...........................................   $    131   $  2,152
       Mortgage-backed and related securities .........................         --     18,620
       Accounts and notes receivable-FRF, less LAN of  $760 and $32,320
         at December 31, 1998 and 1997, respectively ..................     87,879     89,922
       Other assets ...................................................        668        246
                                                                          --------   --------
                                                                          $ 88,678   $110,940
                                                                          ========   ========
    Liabilities:
       Deposits, with interest rates ranging from 4% to 6% in 1997 ....   $     --   $ 37,462
       Accrued expenses and other liabilities .........................     39,084     39,612
       Due affiliate ..................................................     17,174         --
       FHLB advances ..................................................         --      3,100
                                                                          --------   --------
                                                                          $ 56,258   $ 80,174
                                                                          ========   ========

    Income from the Company's discontinued thrift operations for the years ended December 31, 1998, 1997 and 1996 is summarized as follows:


                                               Year Ended December 31,
                                          ------------------------------
                                            1998       1997        1996
                                          --------   --------   --------
    Discontinued thrift operations ....   $  1,035   $  2,961   $  6,432
    Tax benefit of net operating losses         --         --    110,000
                                          --------   --------   --------
                                          $  1,035   $  2,961   $116,432
                                          ========   ========   ========

    Revenues of discontinued operations were $6,412, $5,077 and $12,164 for the years ended December 31, 1998, 1997 and 1996, respectively. For the years ended December 31, 1998, 1997 and 1996, discontinued thrift operations resulted in income of $1,035 (including income tax benefit of $1,386), $2,961 (including income tax benefit of $2,356) and $6,432 (net of income taxes of $1,076), respectively.

    During 1996, the Company recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses (NOLS). Although the Company has computed its NOLs and reported them to the Internal Revenue Service (the "IRS") in a manner that it believes will comply with applicable law and that indicates that they generally are available to be used to offset the Company's taxable income, there can be no assurance that the IRS will agree with the Company's determination of the amount of NOLs, in which case, if the IRS were to prevail, the use of a portion or all of the Company's NOLs could be disallowed.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

5.  Short-term credit arrangements

    Short-term financing for the Company on an operating segment basis is as follows:

    Corporate/Homebuilding

    At December 31, 1998, the Company, PDCI and Pulte jointly have a $210,000 unsecured revolving bank credit arrangement under which a variety of interest rates are available to the Company. The credit arrangement expires January 5, 2002. The Company also has one $10,000 uncommitted bank credit arrangement. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, the Company, PDCI and Pulte jointly are required to maintain a minimum tangible net worth of $550,000 plus 50% of consolidated net income earned subsequent to December 31, 1994.

    The following is aggregate borrowing information:

                                                           1998        1997        1996
                                                         --------    --------    --------
    Unused credit lines at year-end ..................   $220,000    $260,000    $260,000
    Maximum amount outstanding at the end of any month   $     --    $126,000    $     --
    Average monthly indebtedness .....................   $    202    $  7,642    $     --
    Range of interest rates during the year ..........    5.00 to     5.49 to          --
                                                             8.50%       8.50%
    Weighted average daily interest rate .............       5.12%       6.41%         --

    Financial Services

    Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

    At December 31, 1998, PMC had committed bank credit lines of $150,000 and discretionary credit lines of $100,000. The bank credit agreements require PMC to pay a fee for the committed credit lines. During 1998, 1997 and 1996, PMC provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, PMC is required to maintain a minimum tangible net worth of $10,000.

    The following is aggregate borrowing information:       1998            1997          1996
                                                         -----------    -----------    -----------
    Unused credit lines at year-end ..................   $    40,000    $   121,830    $   153,966
    Maximum amount outstanding at the end of any month   $   210,000    $   153,170    $   121,034
    Average monthly indebtedness .....................   $   113,972    $    90,158    $    93,881
    Range of interest rates during the year ..........       6.00 to        6.00 to        6.25 to
                                                                7.67%          7.55%          7.68%
    Weighted average daily interest rate .............          5.92%          5.99%          5.97%
    Weighted average rate at year-end ................          5.51%          6.48%          6.25%

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

6. Long-term debt

        Long-term debt is summarized as follows:                                                       At December 31,
                                                                                                -----------------------------
                                                                                                    1998              1997
                                                                                                -----------       -----------
    Corporate
       7% unsecured Senior Notes, issued by Pulte Corporation, due 2003, not redeemable prior to maturity, guaranteed on a senior basis by
           Pulte and certain wholly-owned subsidiaries of Pulte.  See Note 13...............   $    99,800       $    99,760
       8.375% unsecured Senior Notes, issued by Pulte Corporation, due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13..........................       114,808           114,774
       7.3% unsecured Senior Notes, issued by Pulte Corporation, due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13..........................       124,927           124,917
       7.625% unsecured Senior Notes, issued by Pulte Corporation, due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13..........................       147,961           147,852
       8% unsecured promissory note, issued by Pulte Diversified Companies, Inc.,
           due 2001, unconditionally guaranteed by Pulte.....................................        21,000                 -
    Homebuilding
       10.125% unsecured senior subordinated debentures, issued by Pulte,
           due 1999..........................................................................        22,405            22,405
       Other non-recourse debt, minimum annual principal payments required, maturing at various times through 2002, interest rates ranging
           from 6% to 11%....................................................................        11,138            37,192
                                                                                                -----------       -----------
                                                                                                $   542,039       $   546,900
                                                                                                ===========       ===========
       Estimated fair value..................................................................   $   557,612       $   572,280
                                                                                                ===========       ===========

    Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years subsequent to 1998 are as follows: 1999 - $36,171; 2000 - $8,920; 2001 - $8,920; 2002 - $532;
    2003 - $99,800 and thereafter $387,696.

    Financing

    Bonds payable at December 31, 1998 and 1997 consist of one bond issue with a stated interest rate of 9%. The bond series is secured by separate pools of mortgage-backed securities. Redemption notices for this bond were issued on January 31, 1999, and early retirement of this bond is expected to occur during the first quarter of 1999, with an estimated net realized gain on the sale of underlying collateral of approximately $1,700.

    Under provision of this bond indenture, funds held by the trustees are restricted so as to assure the payment of principal and interest on the bonds to the extent of such funds. This long-term borrowing is the obligation of the applicable PFCI issuer subsidiary and is neither the obligation of, nor is guaranteed by, the Company, PDCI, Pulte, PMC or PFCI.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

7. Stock compensation plans and management incentive compensation

    The Company has three fixed stock option plans. All three plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding 10 years. The following is a brief description of each plan:

    o The Pulte Corporation 1995 Stock Incentive Plan for Key Employees (1995 Plan) authorized the issuance of up to 4,000 shares of common stock. On December 13, 1995, grants of 3,374 fixed stock options were awarded at prices not less than the fair market value at the time of the grant. The first 50% of these stock options vested on January 1, 1998, with 25% of the stock options vesting on each of January 1, 1999 and January 1, 2000. As of December 31, 1998, 1,336 stock options remain available for grant.

    o The Pulte Corporation 1994 Stock Incentive Plan for Key Employees (1994 Plan) authorized the issuance of up to 2,000 shares of common stock. On January 20, 1998, grants of 164 stock options with an exercise price of $22 per share were awarded. The first 50% of these stock options vest on January 20, 2000, with 25% of the stock options vesting on each of January 20, 2001 and January 20, 2002. On January 21, 1997, grants of 100 stock options with an exercise price of $15 per share were awarded, of which 14 stock options were subsequently canceled during 1997. On October 31, 1997, an additional 180 stock options were granted with an exercise price of $18 per share. All stock options granted during 1997 vest annually in 25% increments beginning two years from the date of the respective grant. On May 10, 1996, grants of 60 stock options with an exercise price of $14 per share were awarded. These options also vest annually in 25% increments beginning May 10, 1998. On January 17, 1995, grants of 500 stock options with an exercise price of $13 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31, 1998, 931 stock options remain available for grant.

    o The Pulte Corporation 1990 Stock Incentive Plan for Key Employees (1990 Plan) authorized the issuance of up to 1,600 shares of common stock. On January 20, 1998, grants of 30 stock options with an exercise price of $22 per share were awarded. The first 50% of these stock options vest on January 20, 2000, with 25% of the stock options vesting on each of January 20, 2001 and January 20, 2002. On July 15, 1998, an additional 5 stock options were granted with an exercise price of $33 per share. The first 50% of these stock options vest on July 15, 2000, with 25% of the stock options vesting on each of July 15, 2001 and July 15, 2002. On October 31, 1997, grants of 108 stock options with an exercise price of $18 per share were awarded. These stock options vest annually in 25% increments beginning October 31, 1999. On January 16, 1996, grants of 94 stock options with an exercise price of $16 per share were awarded. These stock options also vest annually in 25% increments beginning January 16, 1998. Additionally, on January 17, 1995, grants of 42 stock options with an exercise price of $13 per share were awarded. These stock options also vest annually in 25% increments beginning January 17, 1997. As of December 31, 1998, 62 stock options remain available for grant.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

7.  Stock compensation plans and management incentive compensation (continued)

        A summary of the status of the Company's three fixed stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                     1998                         1997                        1996
                                           --------------------------   -------------------------   -----------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                                         Average                     Average                     Average
                                                        Per Share                   Per Share                   Per Share
                                            Shares   Exercise Price      Shares  Exercise Price     Shares   Exercise Price
                                            ------   --------------      ------  --------------     ------   --------------
    Outstanding, beginning of year........    5,086       $   17          6,150     $    16           6,084     $   16
    Granted...............................      199           22            378          18             154         15
    Exercised.............................     (461)          15           (770)          9             (88)         7
    Forfeited.............................     (424)          17           (672)         18               -          -
                                           --------                     -------                     -------
    Outstanding, end of year..............    4,400       $   18          5,086     $    17           6,150     $   16
                                           ========                     =======                     =======
    Options exercisable at year-end             898                         954                       1,090
                                                ===                         ===                     =======
    Weighted-average per share
        fair value of options
        granted during the year........... $   8.52                     $  7.39                     $  5.56
                                           ========                     =======                     =======

    The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                        Options Outstanding                              Options Exercisable
                        ----------------------------------------------------       -------------------------------
                                              Weighted-            Weighted-                          Weighted-
         Range of           Number             Average              Average            Number          Average
        Per Share       Outstanding at        Remaining            Per Share       Exercisable at     Per Share
    Exercise Prices      December 31        Contract Life       Exercise Price       December 31    Exercise Price
    ---------------     --------------      -------------       --------------     --------------   --------------
      $          8               80             2.3 years          $       8                80       $       8
      $   13 to 16              759             5.2                $      15               514       $      15
      $   17 to 33            3,561             7                  $      19               304       $      21

    The Company applies APB Opinion No. 25 and related Interpretations in accounting for its three fixed stock option plans. No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. Under SFAS No. 123, compensation cost for the Company's three stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. Accordingly, for the years ended December 31, 1998, 1997 and 1996, the Company's income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                    (000's omitted, except per share data)

7.  Stock compensation plans and management incentive compensation
    (continued)

                                                   1998             1997             1996
                                              --------------   --------------   -------------
    Income from continuing operations:
           As reported ....................   $      101,148   $       49,800   $      63,211
                                              ==============   ==============   =============
           Pro forma ......................   $       99,655   $       45,455   $      57,771
                                              ==============   ==============   =============
    Net income:
           As reported ....................   $      102,183   $       52,761   $     179,643
                                              ==============   ==============   =============
           Pro forma ......................   $      100,690   $       48,416   $     174,203
                                              ==============   ==============   =============
    Per share data:
       Basic:
         Income from continuing operations:
           As reported ....................   $         2.35   $         1.14   $        1.27
                                              ==============   ==============   =============
           Pro forma ......................   $         2.32   $         1.04   $        1.16
                                              ==============   ==============   =============
         Net income:
            As reported ...................   $         2.38   $         1.21   $        3.60
                                              ==============   ==============   =============
            Pro forma .....................   $         2.34   $         1.11   $        3.49
                                              ==============   ==============   =============
       Assuming dilution:
         Income from continuing operations:
           As reported ....................   $         2.30   $         1.13   $        1.26
                                              ==============   ==============   =============
           Pro forma ......................   $         2.27   $         1.04   $        1.15
                                              ==============   ==============   =============
         Net income:
            As reported ...................   $         2.33   $         1.20   $        3.57
                                              ==============   ==============   =============
            Pro forma .....................   $         2.29   $         1.10   $        3.46
                                              ==============   ==============   =============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: weighted-average dividend yields of .68%, .46% and .80%, expected volatility of 29.8%, 29.44% and 29.85%, weighted-average risk-free interest rates of 5.57%, 5.88% and 5.87%, and weighted-average expected lives of 6.75 years, 6.5 years and 6.5 years. Based upon stock options outstanding at December 31, 1998, the estimated compensation expense, after income taxes, to be recognized in pro forma income from continuing operations and net income for the years ending December 31, 1999, 2000 and 2001 is $1,507, $461 and $234, respectively.

    Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking, financing and thrift management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company's corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 1998, 1997 and 1996, the Company's total current cash incentive compensation was $25,500, $17,500 and $17,900, respectively. In addition, commencing January 1, 1996, the Company adopted a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. Amounts accrued over the period from January 1, 1996, through December 31, 1999, are payable subsequent to December 31, 1999. For the years ended December 31, 1998, 1997 and 1996 the Company accrued $4,600, $3,900 and $3,300, respectively, relating to this plan.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

8.  Income taxes

    The Company's net deferred tax asset (liability) is as follows:

                                                           At December 31,
                                                       ----------------------
                                                          1998         1997
                                                       ---------    ---------
    Deferred tax liabilities:
        Continuing operations:
          Capitalized items deducted for tax, net ..   $  (9,203)   $  (6,658)
        Discontinued operations:
          Market losses deducted for tax, and other         (533)        (512)
        Equity adjustment:
          Unrealized gains on securities ...........        (722)      (1,056)
                                                       ---------    ---------
                                                         (10,458)      (8,226)
                                                       ---------    ---------
    Deferred tax assets:
        Continuing operations:
          Non-deductible reserves and other ........      53,580       49,901
          Net operating loss carryforwards - foreign       1,036           --
        Discontinued operations:
          Net operating loss carryforwards .........       2,257       37,476
          AMT credit carryforwards .................      30,262       15,642
          Acquired tax loss carryforwards ..........          --        5,524
          Non-deductible reserves and other ........       2,986        3,286
                                                       ---------    ---------
                                                          90,121      111,829
                                                       ---------    ---------
          Net deferred tax asset ...................   $  79,663    $ 103,603
                                                       =========    =========

    Net operating loss carryforwards expire in 2006. Foreign net operating loss carryforwards expire in the year 2005 through 2007. Subject to these limitations, the NOLs generally are available to offset a taxpayer's taxable income in future years.

    Components of current and deferred income tax expense (benefit) of continuing operations are as follows:

                                   Current     Deferred      Total
                                  --------    --------    --------
    Year ended December 31, 1998
        Federal ................   $ 60,052    $ (1,274)   $ 58,778
        State and other ........      6,784        (896)      5,888
                                   --------    --------    --------
                                   $ 66,836    $ (2,170)   $ 64,666
                                   ========    ========    ========
    Year ended December 31, 1997
        Federal ................   $ 40,586    $(11,977)   $ 28,609
        State and other ........      4,811      (2,245)      2,566
                                   --------    --------    --------
                                   $ 45,397    $(14,222)   $ 31,175
                                   ========    ========    ========
    Year ended December 31, 1996
        Federal ................   $ 43,319    $ (8,627)   $ 34,692
        State and other ........      5,450        (890)      4,560
                                   --------    --------    --------
                                   $ 48,769    $ (9,517)   $ 39,252
                                   ========    ========    ========

        The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

                                                                 1998     1997     1996
                                                                 ----     ----     ----
    Income taxes at federal statutory rate ...................   35.0%    35.0%    35.0%
    Effect of state and local income taxes, net of federal tax    4.2      5.0      5.0
    Settlement of state tax issues and other .................    (.2)    (1.5)    (1.7)
                                                                 ----     ----     ----
    Effective rate ...........................................   39.0%    38.5%    38.3%
                                                                 ====     ====     ====

                                     53

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)
9.  Leases

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

    Year Ending December 31,
    ------------------------
              1999.....................................       $      11,945
              2000.....................................               9,178
              2001.....................................               7,010
              2002.....................................               3,896
              2003.....................................               2,629
              After 2003...............................               7,629
                                                              -------------
              Total minimum lease payments                    $      42,287
                                                              =============

    Net rental expense for the years ended December 31, 1998, 1997 and 1996, was $15,273, $17,617 and $16,539, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

10. Restructuring

    During the fourth quarter of 1997, a pre-tax charge of $20,000 was recorded in connection with the reorganization of the Company's operations.

    The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of December 31, 1998, the Company has severed employment with approximately 150 employees.

    The Company's restructuring plan included right-sizing the workforce on a company-wide basis. The Company's plan of restructuring included the following employee groups: approximately 100 construction and administrative support employees, 27 middle managers/supervisors and 23 members of senior management.

    This reorganization entailed the realignment of homebuilding operations into business lines which focus on specific customer segments; the creation of a mortgage applications center, which increased overhead leverage by moving PMC's loan officers from field branches to a central location in Denver, Colorado; and the evaluation and strategic deployment of inventory investment in the Company's homebuilding operations. As such, various homebuilding communities located primarily in Florida, North Carolina, South Carolina and Illinois with assets such as house and land inventory were affected by an exit plan to either sell such inventory or expedite the wind-down/withdrawal of homebuilding activities. The fair value of these assets was determined based on estimated selling price, less costs to complete, less direct selling and disposal costs.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

10. Restructuring (continued)

    The following tables display the status of liabilities accrued for the company's restructuring from origination to December 31, 1998:

                                                     1997 Reserve Uses
                                     Original      ----------------------      Balance at
Type of Cost                         Reserve         Cash        Non-cash  December 31,1997
------------                         -------         ----        --------  ----------------
Homebuilding operations:
   Employee separation and other     $  6,900      $   (843)     $     --      $  6,057
   Asset impairments                    7,000            --        (7,000)           --
   Other                                  900            --            --           900
                                     --------      --------      --------      --------
                                       14,800          (843)       (7,000)        6,957
                                     --------      --------      --------      --------
Mortgage Banking operations:
   Employee separation and other        1,787          (610)           --         1,177
   Other                                  313           (33)           --           280
                                     --------      --------      --------      --------
                                        2,100          (643)           --         1,457
                                     --------      --------      --------      --------
Corporate:
   Employee separation and other        3,100           (74)         (496)        2,530
                                     --------      --------      --------      --------
                                     $ 20,000      $ (1,560)     $ (7,496)     $ 10,944
                                     ========      ========      ========      ========
                                                     1998 Reserve Uses
                                    Balance at    ----------------------     Balance at
Type of Cost                    December 31,1997     Cash       Non-cash  December 31,1998
------------                    ----------------     ----       --------  ----------------
Homebuilding operations:
   Employee separation and other     $  6,057      $ (4,555)           --     $  1,502
   Asset impairments                       --            --            --           --
   Other                                  900          (645)           --          255
                                     --------      --------      --------     --------
                                        6,957        (5,200)           --        1,757
                                     --------      --------      --------     --------
Mortgage Banking operations:
   Employee separation and other        1,177          (840)           --          337
   Other                                  280          (201)           --           79
                                     --------      --------      --------     --------
                                        1,457        (1,041)           --          416
                                     --------      --------      --------     --------
Corporate:
   Employee separation and other        2,530        (1,608)           --          922
                                     --------      --------      --------     --------
                                     $ 10,944      $ (7,849)     $     --     $  3,095
                                     ========      ========      ========     ========

    The remaining accrual for restructuring costs at December 31, 1998 primarily relates to longer term severance agreement and deferred compensation liabilities which are expected to be fully paid by December 31, 2000.

11. Commitments and contingencies

    In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 1998 and 1997 approximated $757,500 and $562,000, respectively.

    At December 31, 1998, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $166,336 and $167,940, respectively. In addition, PMC and PFCI had outstanding letters of credit on Pulte's behalf aggregating $1,464.

    The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

11.   Commitments and contingencies (continued)

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

      On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and will appeal. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

      The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.   Financial instruments, including those with off-balance sheet risk

      Market risks arise from movements in interest rates and canceled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes.

      Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Options on treasury future contracts and options on mortgage-backed securities grant the purchaser, for a premium payment, the right to either purchase or sell a specified treasury futures contract or a specified mortgage-backed security, respectively, for a specified price within a specified period of time or on a specified date from or to the writer of the option.

      Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used as cross hedges on various loan product types and to protect the Company in a volatile interest rate environment from unexpected increases, cancellations or modifications in lending commitments.

      Since PMC can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of PMC. PMC evaluates the creditworthiness of these transactions through its normal credit policies.

      The following are PMC's loan commitments:

                                                     Fair
                                       Commitment    Market     Interest      Expiration
                                         Amount      Value        Rates          Dates
                                       ----------   -------     --------     -------------
      At December 31, 1998:
      Loan commitments to borrowers     $67,925     $68,091      5.50 to     January 1999-
                                                                   9.75%         July 1999
      At December 31, 1997:
      Loan commitments to borrowers     $45,661     $45,763       5.0 to     January 1998-
                                                                   8.38%          May 1998

      PMC has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, PMC would not receive the cash to which it would otherwise be entitled under the conditions of the agreement. PMC manages credit risk by entering into agreements with only large national investment bankers with primary dealer status and with permanent investors, all of whom meet PMC's established credit underwriting standards. Management does not anticipate any material losses as a result of its agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for PMC.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

12.   Financial instruments, including those with off-balance sheet risk
      (continued)

      The table below summarizes, by class, the contractual amounts of PMC's derivative financial instruments.

                                                               Fair
                                           Contract            Market           Interest          Expiration
                                            Amount             Value              Rates              Dates
                                           --------           --------          --------         -------------
    At December 31, 1998:
       Sell Securities................     $268,773           $268,191           5.50 to         January 1999-
                                                                                   6.50%         February 1999
    At December 31, 1997:
       Sell Securities................     $190,250           $189,004           5.0 to          January 1998-
                                                                                   7.5%             March 1998

      Realized gains or losses on derivative financial instruments are recognized in net gain from sale of mortgages in the period settlement occurs.

13.   Supplemental Guarantor Information

      The Company has the following outstanding Senior Note obligations: (1) $100,000, 7%, due 2003, (2) $115,000, 8.375%, due 2004, (3) $125,000,
      7.3%, due 2005, and (4) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned domestic and active adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International, PMC, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

      Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided, as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of assets held and the operations of the combined groups.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1998

                                                             Unconsolidated
                                              ---------------------------------------------
                                                  Pulte        Guarantor      Non-Guarantor     Eliminating     Consolidated
                                              Corporation     Subsidiaries    Subsidiaries        Entries    Pulte Corporation
                                              -----------     ------------    -------------     -----------  -----------------
ASSETS
Cash and equivalents ....................     $    76,555     $    46,109     $     2,534      $        --      $   125,198
Unfunded settlements ....................              --          57,135          (7,995)              --           49,140
House and land inventories ..............              --       1,431,245          23,963               --        1,455,208
Mortgage-backed and related securities ..              --              --          29,290               --           29,290
Residential mortgage loans and other
   securities available-for-sale ........              --              --         234,974               --          234,974
Land held for sale and future development              --          35,977              --               --           35,977
Other assets ............................          17,949         178,020          55,742               --          251,711
Deferred income taxes ...................          80,385              --            (722)              --           79,663
Discontinued operations .................              --              --          88,678               --           88,678
Investment in subsidiaries ..............       1,066,313          16,958       1,062,114       (2,145,385)              --
Advances receivable - subsidiaries ......         271,915             485          46,405         (318,805)              --
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 1,513,117     $ 1,765,929     $ 1,534,983      $(2,464,190)     $ 2,349,839
                                              ===========     ===========     ===========      ===========      ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ..........................     $    62,014     $   461,766     $    51,593      $        --      $   575,373
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets              --              --         217,060               --          217,060
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets              --              --          28,075               --           28,075
Income taxes ............................           9,592              --              --               --            9,592
Subordinated debentures and senior
   notes ................................         487,496          33,543          21,000               --          542,039
Discontinued operations .................              --              --          56,258               --           56,258
Advances payable - subsidiaries .........          32,573         230,491          55,741         (318,805)              --
                                              -----------     -----------     -----------      -----------      -----------
       Total liabilities ................         591,675         725,800         429,727         (318,805)       1,428,397
                                              -----------     -----------     -----------      -----------      -----------
Shareholders' Equity:
Common stock ............................             432              --           7,806           (7,806)             432
Additional paid-in capital ..............          75,051         479,920         645,540       (1,125,460)          75,051
Unrealized gains on securities
   available-for-sale ...................           1,130              --           1,130           (1,130)           1,130
Retained earnings .......................         844,829         560,209         450,780       (1,010,989)         844,829
                                              -----------     -----------     -----------      -----------      -----------
       Total shareholders' equity .......         921,442       1,040,129       1,105,256       (2,145,385)         921,442
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 1,513,117     $ 1,765,929     $ 1,534,983      $(2,464,190)     $ 2,349,839
                                              ===========     ===========     ===========      ===========      ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1997

                                                            Unconsolidated
                                              ---------------------------------------------
                                                 Pulte         Guarantor      Non-Guarantor    Eliminating      Consolidated
                                              Corporation    Subsidiaries      Subsidiaries      Entries     Pulte Corporation
                                              -----------    ------------     -------------    -----------   -----------------
ASSETS
Cash and equivalents ....................     $   195,946     $    46,466     $     2,744      $        --      $   245,156
Unfunded settlements ....................              --          69,768         (15,610)              --           54,158
House and land inventories ..............              --       1,141,952              --               --        1,141,952
Mortgage-backed and related securities ..              --              --          39,467               --           39,467
Residential mortgage loans and other
   securities available-for-sale ........              --              --         185,018               --          185,018
Land held for sale and future development              --          24,984              --               --           24,984
Other assets ............................          18,305         164,032          41,804               --          224,141
Deferred income taxes ...................         104,659              --          (1,056)              --          103,603
Discontinued operations .................              --              --         110,940               --          110,940
Investment in subsidiaries ..............         970,897          11,890         995,248       (1,978,035)              --
Advances receivable - subsidiaries ......         100,663              --          20,517         (121,180)              --
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 1,390,470     $ 1,459,092     $ 1,379,072      $(2,099,215)     $ 2,129,419
                                              ===========     ===========     ===========      ===========      ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ..........................     $    58,470     $   390,397     $    33,256      $        --      $   482,123
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets              --              --         162,707               --          162,707
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets              --              --          37,413               --           37,413
Income taxes ............................           7,265              --              --               --            7,265
Subordinated debentures and senior
   notes ................................         487,303          59,597              --               --          546,900
Discontinued operations .................              --              --          80,174               --           80,174
Advances payable - subsidiaries .........          24,595          61,994          34,591         (121,180)              --
                                              -----------     -----------     -----------      -----------      -----------
       Total liabilities ................         577,633         511,988         348,141         (121,180)       1,316,582
                                              -----------     -----------     -----------      -----------      -----------
Shareholders' Equity:
Common stock ............................             213              --           7,805           (7,805)             213
Additional paid-in capital ..............          61,835         364,945         543,434         (908,379)          61,835
Unrealized gains on securities
   available-for-sale ...................           1,687              --           1,687           (1,687)           1,687
Retained earnings .......................         749,102         582,159         478,005       (1,060,164)         749,102
                                              -----------     -----------     -----------      -----------      -----------
       Total shareholders' equity .......         812,837         947,104       1,030,931       (1,978,035)         812,837
                                              -----------     -----------     -----------      -----------      -----------
                                              $ 1,390,470     $ 1,459,092     $ 1,379,072      $(2,099,215)     $ 2,129,419
                                              ===========     ===========     ===========      ===========      ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1998

                                                              Unconsolidated
                                                ----------------------------------------------
                                                   Pulte          Guarantor      Non-Guarantor    Eliminating     Consolidated
                                                Corporation     Subsidiaries     Subsidiaries        Entries   Pulte Corporation
                                                -----------     ------------     -------------    -----------  -----------------
Revenues:
   Homebuilding ...........................     $        --      $ 2,797,999      $    12,152      $        --      $ 2,810,151
   Mortgage banking and financing,
      interest and other ..................              --               --           43,678               --           43,678
   Corporate ..............................           7,641            1,031            4,020               --           12,692
                                                -----------      -----------      -----------      -----------      -----------
        Total revenues ....................           7,641        2,799,030           59,850               --        2,866,521
                                                -----------      -----------      -----------      -----------      -----------
Expenses:
   Homebuilding:
      Cost of sales .......................              --        2,347,253           12,000               --        2,359,253
      Selling, general and administrative
      and other expense ...................             953          272,520            3,927               --          277,400
   Mortgage banking and financing,
      principally interest ................              --               --           28,484               --           28,484
   Corporate, net .........................          32,107           (1,785)           5,096               --           35,418
                                                -----------      -----------      -----------      -----------      -----------
        Total expenses ....................          33,060        2,617,988           49,507               --        2,700,555
                                                -----------      -----------      -----------      -----------      -----------
Other Income:
Equity in income (loss) of Pulte-affiliates              --              310             (462)              --             (152)
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries .................         (25,419)         181,352            9,881               --          165,814
Income taxes (benefit) ....................         (14,006)          72,663            6,009               --           64,666
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ...........................         (11,413)         108,689            3,872               --          101,148
Income (loss) from discontinued operations             (301)              --            1,336               --            1,035
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before equity in net income
   of subsidiaries ........................         (11,714)         108,689            5,208               --          102,183
                                                -----------      -----------      -----------      -----------      -----------
Equity in net income of subsidiaries:
   Continuing operations ..................         112,561            9,094          112,232         (233,887)              --
   Discontinued operations ................           1,336               --               --           (1,336)              --
                                                -----------      -----------      -----------      -----------      -----------
                                                    113,897            9,094          112,232         (235,223)              --
                                                -----------      -----------      -----------      -----------      -----------
        Net income ........................     $   102,183      $   117,783      $   117,440      $  (235,223)     $   102,183
                                                ===========      ===========      ===========      ===========      ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1997
                                Unconsolidated

                                                               Unconsolidated
                                                ---------------------------------------------
                                                   Pulte          Guarantor     Non-Guarantor    Eliminating      Consolidated
                                                Corporation     Subsidiaries     Subsidiaries      Entries     Pulte Corporation
                                                -----------     ------------    -------------    -----------   -----------------
Revenues:
   Homebuilding ...........................     $        --      $ 2,479,171     $        --      $        --      $ 2,479,171
   Mortgage banking and financing,
      interest and other ..................              --               --          34,038               --           34,038
   Corporate ..............................           2,054            7,182           1,546               --           10,782
                                                -----------      -----------     -----------      -----------      -----------
        Total revenues ....................           2,054        2,486,353          35,584               --        2,523,991
                                                -----------      -----------     -----------      -----------      -----------
Expenses:
   Homebuilding:
      Cost of sales .......................              --        2,110,532              --               --        2,110,532
      Selling, general and administrative
      and other expense ...................             803          244,818              --               --          245,621
   Mortgage banking and financing,
      principally interest ................              --               --          26,924               --           26,924
   Corporate, net .........................          31,653            6,256             (10)              --           37,899
   Restructuring costs ....................           3,100           14,800           2,100               --           20,000
                                                -----------      -----------     -----------      -----------      -----------
        Total expenses ....................          35,556        2,376,406          29,014               --        2,440,976
                                                -----------      -----------     -----------      -----------      -----------
Other Income:
Equity in income (loss) of Pulte-affiliates              --               --          (2,040)              --           (2,040)
                                                -----------      -----------     -----------      -----------      -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries .................         (33,502)         109,947           4,530               --           80,975
Income taxes (benefit) ....................         (15,255)          43,668           2,762               --           31,175
                                                -----------      -----------     -----------      -----------      -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ...........................         (18,247)          66,279           1,768               --           49,800
Income (loss) from discontinued operations            6,620               --          (3,659)              --            2,961
                                                -----------      -----------     -----------      -----------      -----------
Income  (loss) before equity in net income
   of subsidiaries ........................         (11,627)          66,279          (1,891)              --           52,761
                                                -----------      -----------     -----------      -----------      -----------
Equity in net income of subsidiaries:
   Continuing operations ..................          68,047            2,943          66,279         (137,269)              --
   Discontinued operations ................          (3,659)              --              --            3,659               --
                                                -----------      -----------     -----------      -----------      -----------
                                                     64,388            2,943          66,279         (133,610)              --
                                                -----------      -----------     -----------      -----------      -----------
        Net income ........................     $    52,761      $    69,222     $    64,388      $  (133,610)     $    52,761
                                                ===========      ===========     ===========      ===========      ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1996

                                                               Unconsolidated
                                                --------------------------------------------
                                                   Pulte          Guarantor    Non-Guarantor     Eliminating     Consolidated
                                                Corporation     Subsidiaries    Subsidiaries       Entries     Pulte Corporation
                                                -----------     ------------   -------------     -----------   -----------------
Revenues:
   Homebuilding ...........................     $        --      $ 2,319,734     $        --      $        --      $ 2,319,734
   Mortgage banking and financing,
      interest and other ..................              --               --          50,197               --           50,197
   Corporate, principally interest ........           6,724            6,728             900               --           14,352
                                                -----------      -----------     -----------      -----------      -----------
        Total revenues ....................           6,724        2,326,462          51,097               --        2,384,283
                                                -----------      -----------     -----------      -----------      -----------
Expenses:
   Homebuilding:
      Cost of sales .......................              --        1,975,826              --               --        1,975,826
      Selling, general and administrative
      and other expense ...................             642          234,921              --               --          235,563
   Mortgage banking and financing,
      principally interest ................              --               --          36,256               --           36,256
   Corporate, net .........................          25,289            6,143             789               --           32,221
                                                -----------      -----------     -----------      -----------      -----------
        Total expenses ....................          25,931        2,216,890          37,045               --        2,279,866
                                                -----------      -----------     -----------      -----------      -----------
Other Income:
Equity in income (loss) of Pulte-affiliates              --               --          (1,954)              --           (1,954)
                                                -----------      -----------     -----------      -----------      -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries .................         (19,207)         109,572          12,098               --          102,463
Income taxes (benefit) ....................         (10,234)          43,485           6,001               --           39,252
                                                -----------      -----------     -----------      -----------      -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ...........................          (8,973)          66,087           6,097               --           63,211
Income from discontinued operations .......         106,120               --          10,312               --          116,432
                                                -----------      -----------     -----------      -----------      -----------
Income before equity in net income
   of subsidiaries ........................          97,147           66,087          16,409               --          179,643
                                                -----------      -----------     -----------      -----------      -----------
Equity in net income of subsidiaries:
   Continuing operations ..................          72,184            1,267          66,087         (139,538)              --
   Discontinued operations ................          10,312               --              --          (10,312)              --
                                                -----------      -----------     -----------      -----------      -----------
                                                     82,496            1,267          66,087         (149,850)              --
                                                -----------      -----------     -----------      -----------      -----------
        Net income ........................     $   179,643      $    67,354     $    82,496      $  (149,850)     $   179,643
                                                ===========      ===========     ===========      ===========      ===========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1998

                                                                  Unconsolidated
                                                     -----------------------------------------
                                                        Pulte        Guarantor    Non-Guarantor   Eliminating    Consolidated
                                                     Corporation   Subsidiaries    Subsidiaries     Entries   Pulte Corporation
                                                     -----------   ------------   -------------   ----------- -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ............     $ 101,148      $ 117,783      $ 116,104      $(233,887)     $ 101,148
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries .....      (112,561)        (9,094)      (112,232)       233,887             --
           Amortization, depreciation and
             other ..............................           193          5,096           (245)            --          5,044
           Deferred income taxes ................        (2,170)            --             --             --         (2,170)
           Increase (decrease) in cash due to:
             Inventories ........................            --       (213,562)       (11,250)            --       (224,812)
             Residential mortgage loans
                available-for-sale ..............            --             --        (49,956)            --        (49,956)
             Other assets .......................           356        (17,076)       (11,396)            --        (28,116)
             Accounts payable and accrued
                liabilities .....................         1,138         32,666          3,343             --         37,147
             Income taxes .......................       (45,645)        72,663          5,353             --         32,371
                                                      ---------      ---------      ---------      ---------      ---------
Net cash used in operating activities ...........       (57,541)       (11,524)       (60,279)            --       (129,344)
                                                      ---------      ---------      ---------      ---------      ---------

Cash flows from investing activities:
   Principal payments of mortgage-backed
      securities.................................                           --          9,287             --          9,287
   Cash paid for acquisitions, net of cash
      accquired .................................                     (158,832)            --             --       (158,832)
   Proceeds from sale of businesses
      operations.................................                       90,602             --             --         90,602
   Dividends received from subsidiaries .........       132,040         12,900        132,040       (276,980)            --
   Investment in subsidiaries ...................       (48,981)            --             --         48,981             --
   Advances to affiliates .......................      (172,652)          (485)       (26,518)       199,655             --
   Other, net ...................................        15,000             --           (731)            --         14,269
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
   activities ...................................     $ (74,593)     $ (55,815)     $ 114,078      $ (28,344)     $ (44,674)
                                                      ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1998

                                                             Unconsolidated
                                               --------------------------------------------
                                                  Pulte         Guarantor     Non-Guarantor   Eliminating    Consolidated
                                               Corporation     Subsidiaries   Subsidiaries      Entries   Pulte Corporation
                                               -----------     ------------   -------------   ----------- -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....     $      --      $      --      $ (10,672)     $      --      $ (10,672)
   Proceeds from borrowings ................            --         29,039         62,959             --         91,998
   Repayment of borrowings .................            --        (26,054)            --             --        (26,054)
   Capital contributions from parent .......            --         48,731            250        (48,981)            --
   Advances from affiliates ................        12,247        147,306         40,102       (199,655)            --
   Dividends paid ..........................        (6,456)      (132,040)      (144,940)       276,980         (6,456)
   Other, net ..............................         6,952             --         (1,708)            --          5,244
                                                 ---------      ---------      ---------      ---------      ---------
Net cash provided by financing activities ..        12,743         66,982        (54,009)        28,344         54,060
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and
   equivalents - continuing operations .....      (119,391)          (357)          (210)            --       (119,958)
                                                 ---------      ---------      ---------      ---------      ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....         1,035             --          1,336         (1,336)         1,035
   Change in deferred income taxes .........        26,444             --             --             --         26,444
   Equity in income of subsidiaries ........        (1,336)            --                         1,336             --
   Change in income taxes ..................       (27,830)            --             --             --        (27,830)
   Other changes, net ......................         1,687             --          5,341             --          7,028
Cash flows from investing activities:
   Purchase of securities available-for-sale            --             --        (21,809)            --        (21,809)
   Principal payments of mortgage-backed
      securities ...........................            --             --         23,180             --         23,180
   Net proceeds from sale of investments ...            --             --         11,276             --         11,276
   Increase in Covered Assets and FRF
      receivables ..........................            --             --         33,603             --         33,603
Cash flows from financing activities:
   Decrease in deposit liabilities .........            --             --        (37,462)            --        (37,462)
   Proceeds from borrowings ................            --             --         17,174             --         17,174
   Repayment of borrowings .................            --             --        (31,560)            --        (31,560)
   Decrease in FHLB advances ...............            --             --         (3,100)            --         (3,100)
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and equivalents-
   discontinued operations .................            --             --         (2,021)            --         (2,021)
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and equivalents .......      (119,391)          (357)        (2,231)            --       (121,979)
Cash and equivalents at beginning of year ..       195,946         46,466          4,896             --        247,308
                                                 ---------      ---------      ---------      ---------      ---------
Cash and equivalents at end of year ........     $  76,555      $  46,109      $   2,665      $      --      $ 125,329
                                                 =========      =========      =========      =========      =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1997

                                                                   Unconsolidated
                                                     -----------------------------------------
                                                        Pulte         Guarantor   Non-Guarantor  Eliminating   Consolidated
                                                     Corporation    Subsidiaries   Subsidiaries    Entries   Pulte Corporation
                                                     -----------    ------------  -------------  ----------- -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ............     $  49,800      $  69,222      $  68,047      $(137,269)     $  49,800
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries .....       (68,047)        (2,943)       (66,279)       137,269             --
           Amortization, depreciation and
             other ..............................           113          7,247            453             --          7,813
           Deferred income taxes ................       (14,222)            --             --             --        (14,222)
           Increase (decrease) in cash due to:
             Inventories ........................            --       (124,690)            --             --       (124,690)
             Residential mortgage loans
                available-for-sale ..............            --             --        (14,576)            --        (14,576)
             Other assets .......................        (5,445)       (13,992)       (18,494)            --        (37,931)
             Accounts payable and accrued
                liabilities .....................         7,001         32,198         21,381             --         60,580
             Income taxes .......................        (8,453)        43,668          2,837             --         38,052
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   operating activities .........................       (39,253)        10,710         (6,631)            --        (35,174)
                                                      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
   Principal payments of mortgage-backed
      securities.................................            --                         7,933             --          7,933
   Dividends received from subsidiaries .........            --         17,000             --        (17,000)            --
   Advances to affiliates .......................        38,688            827         (3,020)       (36,495)            --
   Other, net ...................................            --             --             36             --             36
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by investing activities .......     $  38,688      $  17,827      $   4,949      $ (53,495)     $   7,969
                                                      ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1997

                                                             Unconsolidated
                                                ------------------------------------------
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating    Consolidated
                                                Corporation   Subsidiaries    Subsidiaries     Entries   Pulte Corporation
                                                -----------   ------------   -------------   ----------- -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....     $      --      $      --      $  (9,106)     $      --      $  (9,106)
   Proceeds from borrowings ................       147,825          7,787          8,571             --        164,183
   Advances from affiliates ................         6,566        (61,457)        18,396         36,495             --
   Stock repurchases .......................       (74,673)            --             --             --        (74,673)
   Dividends paid ..........................        (5,153)            --        (17,000)        17,000         (5,153)
   Other, net ..............................         7,361             --            124             --          7,485
                                                 ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   financing activities ....................        81,926        (53,670)           985         53,495         82,736
                                                 ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents - continuing operations .....        81,361        (25,133)          (697)            --         55,531
                                                 ---------      ---------      ---------      ---------      ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....         2,961             --         (3,659)         3,659          2,961
   Change in deferred income taxes .........        32,495             --             --             --         32,495
   Equity in income of subsidiaries ........         3,659             --             --         (3,659)            --
   Change in income taxes ..................       (34,851)            --             --             --        (34,851)
   Other changes, net ......................        (4,264)            --         (5,993)            --        (10,257)
Cash flows from investing activities:
   Purchase of securities available-for-sale            --             --        (14,537)            --        (14,537)
   Principal payments of mortgage-backed
      securities ...........................            --             --         34,257             --         34,257
   Net proceeds from sale of investments ...            --             --          3,211             --          3,211
   Increase in Covered Assets and FRF
      receivables ..........................            --             --         37,019             --         37,019
Cash flows from financing activities:
   Decrease in deposit liabilities .........            --             --         (2,663)            --         (2,663)
   Repayment of borrowings .................            --             --        (31,560)            --        (31,560)
   Decrease in FHLB advances ...............            --             --        (16,500)            --        (16,500)
                                                 ---------      ---------      ---------      ---------      ---------
Net decrease in cash and equivalents-
   discontinued operations .................            --             --           (425)            --           (425)
                                                 ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents .............................        81,361        (25,133)        (1,122)            --         55,106
Cash and equivalents at beginning of year ..       114,585         71,599          6,018             --        192,202
                                                 ---------      ---------      ---------      ---------      ---------
Cash and equivalents at end of year ........     $ 195,946      $  46,466      $   4,896      $      --      $ 247,308
                                                 =========      =========      =========      =========      =========

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1996

                                                                  Unconsolidated
                                                     -----------------------------------------
                                                        Pulte        Guarantor    Non-Guarantor   Eliminating    Consolidated
                                                     Corporation   Subsidiaries   Subsidiaries      Entries   Pulte Corporation
                                                     -----------   ------------   -------------   ----------- -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ............     $  63,211      $  67,354      $  72,184      $(139,538)     $  63,211
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries .....       (72,184)        (1,267)       (66,087)       139,538             --
           Amortization, depreciation and
             other ..............................            85          6,107            555             --          6,747
           Deferred income taxes ................        (9,517)            --             --             --         (9,517)
           Gain on sale of securities ...........            --             --        (11,069)            --        (11,069)
           Increase (decrease) in cash due to:
             Inventories ........................            --       (157,527)            --             --       (157,527)
             Residential mortgage loans
                available-for-sale ..............            --             --          7,859             --          7,859
             Other assets .......................        (7,963)       (64,806)         8,143             --        (64,626)
             Accounts payable and accrued
                liabilities .....................         6,534         55,500         (2,876)            --         59,158
             Income taxes .......................        (7,868)        43,485          5,922             --         41,539
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   operating activities .........................       (27,702)       (51,154)        14,631             --        (64,225)
                                                      ---------      ---------      ---------      ---------      ---------
Cash flows from investing activities:
   Proceeds from exchange of securities
      held-to-maturity ..........................            --             --         12,282             --         12,282
   Proceeds from sale of securities available-
      for-sale ..................................            --             --        175,686             --        175,686
   Principal payments of mortgage-backed
      securities.................................            --                        19,892             --         19,892
   Dividends received from subsidiaries .........        30,000         22,000             --        (52,000)            --
   Investment in subsidiaries ...................        (1,524)            --             --          1,524             --
   Advances to affiliates .......................        (2,054)         2,608         (2,782)         2,228             --
   Other, net ...................................            --             --           (278)            --           (278)
                                                      ---------      ---------      ---------      ---------      ---------
Net cash provided by investing activities .......     $  26,422      $  24,608      $ 204,800      $ (48,248)     $ 207,582
                                                      ---------      ---------      ---------      ---------      ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1996

                                                             Unconsolidated
                                                ----------------------------------------
                                                   Pulte        Guarantor  Non-Guarantor    Eliminating    Consolidated
                                                Corporation   Subsidiaries  Subsidiaries      Entries   Pulte Corporation
                                                -----------   ------------ -------------    ----------- -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .....     $      --      $      --     $(181,841)     $      --      $(181,841)
   Proceeds from borrowings ................            --         27,133        13,576             --         40,709
   Capital contributions from parent .......            --             --         1,524         (1,524)            --
   Advances from affiliates ................            --             --         2,228         (2,228)            --
   Stock repurchases .......................       (99,561)            --            --             --        (99,561)
   Dividends paid ..........................        (5,958)            --       (52,000)        52,000         (5,958)
   Other, net ..............................           602             --            90             --            692
                                                 ---------      ---------     ---------      ---------      ---------
Net cash provided by (used in) financing
   activities ..............................      (104,917)        27,133      (216,423)        48,248       (245,959)
                                                 ---------      ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents - continuing operations .....      (106,197)           587         3,008             --       (102,602)
                                                 ---------      ---------     ---------      ---------      ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .....       116,432             --        10,312        (10,312)       116,432
   Change in deferred income taxes .........       (38,321)            --            --             --        (38,321)
   Equity in income of subsidiaries ........       (10,312)            --            --         10,312             --
   Changes in income taxes .................       (72,755)            --            --             --        (72,755)
   Other changes, net ......................         4,956             --       (19,174)            --        (14,218)
Cash flows from investing activities:
   Purchase of securities available-for-sale            --             --       (42,209)            --        (42,209)
   Principal payments of mortgage-backed
      securities ...........................            --             --        43,735             --         43,735
   Net proceeds from sale of investments ...            --             --         4,514             --          4,514
   Decrease in Covered Assets and FRF
      receivables ..........................            --             --        37,438             --         37,438
   Decrease in loans receivable ............            --             --          (419)            --           (419)
Cash flows from financing activities:
   Increase in deposit liabilities .........            --             --         3,404             --          3,404
   Repayment of borrowings .................            --             --       (31,560)            --        (31,560)
   Decrease in FHLB advances ...............            --             --        (6,400)            --         (6,400)
                                                 ---------      ---------     ---------      ---------      ---------
Net decrease in cash and equivalents-
   discontinued operations .................            --             --          (359)            --           (359)
                                                 ---------      ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents .............................      (106,197)           587         2,649             --       (102,961)
Cash and equivalents at beginning of year ..       220,782         71,012         3,369             --        295,163
                                                 ---------      ---------     ---------      ---------      ---------
Cash and equivalents at end of year ........     $ 114,585      $  71,599     $   6,018      $      --      $ 192,202
                                                 =========      =========     =========      =========      =========

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Pulte Corporation


We have audited the accompanying consolidated balance sheets of Pulte Corporation as of December 31, 1998 and 1997 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            ERNST & YOUNG LLP


Detroit, Michigan
January 20, 1999, except for the
  last two paragraphs of Note 11 as to
  which the date is March 10, 1999.

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                   ($000's omitted, except per share data)

                                                        1st            2nd            3rd            4th
                                                      Quarter        Quarter        Quarter         Quarter       Total
                                                      -------        -------        -------         -------       -----
1998
Homebuilding operations:
Sales (settlements) ............................   $   508,635    $   663,554    $   746,680    $   891,282    $ 2,810,151
Cost of sales ..................................       430,000        560,056        627,449        741,748      2,359,253
Income before income taxes .....................        19,759         42,540         47,072         63,975        173,346
Financial services operations:
Revenues .......................................   $     8,359    $    11,377    $    11,286    $    12,656    $    43,678
Income before income taxes .....................         2,388          3,560          4,900          4,346         15,194

Corporate:
Revenues .......................................   $     3,577    $     4,766    $     1,368    $     2,981    $    12,692
Loss before income taxes .......................        (4,295)        (7,404)        (5,308)        (5,719)       (22,726)

Consolidated results:
Revenues .......................................   $   520,571    $   679,697    $   759,334    $   906,919    $ 2,866,521
Income from continuing operations
 before income taxes ...........................        17,852         38,696         46,664         62,602        165,814
Income taxes ...................................         6,962         15,090         18,199         24,415         64,666
Income from continuing operations ..............        10,890         23,606         28,465         38,187        101,148
Income from discontinued operations ............           371            238             91            335          1,035
Net income .....................................        11,261         23,844         28,556         38,522        102,183
Per share data:
   Basic:
      Income from continuing operations ........   $       .25    $       .55    $       .66    $       .88    $      2.35
      Income from discontinued operations ......   $        01    $        --    $        --    $       .01    $       .03
      Net income ...............................   $       .26    $       .55    $       .66    $       .89    $      2.38
      Weighted average common
        shares outstanding .....................        42,588         43,039         43,136         43,166         42,984
   Assuming dilution:
      Income from continuing operations ........   $       .25    $       .54    $       .64    $       .87    $      2.30
      Income from discontinued operations ......   $       .01    $        --    $        --    $       .01    $       .03
      Net income ...............................   $       .26    $       .54    $       .64    $       .88    $      2.33
      Adjusted weighted average common
        shares and effect of dilutive securities        43,248         43,952         44,280         44,002         43,884

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                   ($000's omitted, except per share data)

                                                       1st          2nd            3rd          4th
                                                     Quarter      Quarter        Quarter       Quarter          Total
                                                     -------      -------        -------       -------          -----
1997
Homebuilding operations:
Sales (settlements) ............................   $  423,215    $  567,135    $  657,265    $  831,556       $2,479,171
Cost of sales ..................................      360,005       484,509       559,061       706,957        2,110,532
Income before income taxes .....................        7,915        26,377        34,616        37,270(A)       106,178(A)
Financial services operations:
Revenues .......................................   $    6,727    $    6,925    $    9,808    $   10,578       $   34,038
Income before income taxes .....................           78           351         2,958         1,627(B)         5,014(B)

Corporate:
Revenues .......................................   $    1,758    $    2,255    $    2,818    $    3,951       $   10,782
Loss before income taxes .......................       (5,986)       (6,124)       (7,386)      (10,721)(C)      (30,217)(C)

Consolidated results:
Revenues .......................................   $  431,700    $  576,315    $  669,891    $  846,085       $2,523,991
Income from continuing operations
 before income taxes ...........................        2,007        20,604        30,188        28,176(D)        80,975(D)
Income taxes ...................................          773         7,932        11,623        10,847           31,175
Income from continuing operations ..............        1,234        12,672        18,565        17,329           49,800
Income (loss) from discontinued operations .....        1,003         1,201         1,145          (388)           2,961
Net income .....................................        2,237        13,873        19,710        16,941           52,761
Per share data:
   Basic:
      Income from continuing operations ........   $      .03    $      .30    $      .44    $      .41(E)    $     1.14(F)
      Income (loss) from discontinued operations   $      .02    $      .02    $      .03    $     (.01)      $      .07
      Net income ...............................   $      .05    $      .32    $      .47    $      .40(E)    $     1.21(F)
      Weighted average common
        shares outstanding .....................       46,592        42,764        42,273        42,474           43,510
   Assuming dilution:
      Income from continuing operations ........   $      .03    $      .29    $      .43    $      .40(E)    $     1.13(F)
      Income (loss) from discontinued operations   $      .02    $      .03    $      .03    $     (.01)      $      .07
      Net income ...............................   $      .05    $      .32    $      .46    $      .39(E)    $     1.20(F)
      Adjusted weighted average common
        shares and effect of dilutive securities       46,936        43,016        42,740        42,944           43,908

(A) Includes one-time restructuring charge of $14,800

(B) Includes one-time restructuring charge of $2,100

(B) Includes one-time restructuring charge of $3,100

(D) Includes one-time restructuring charge of $20,000

(E) Earnings per share amounts are after $.29 per share attributable to one-time restructuring charge, net of income taxes

(F) Earnings per share amounts are after $.28 per share attributable to one-time restructuring charge, net of income taxes

                                   PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to executive officers of the Company is set forth in Item 4A. Information required by this Item with respect to members of the Board of Directors of the Company is contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders (1999 Proxy Statement) under the caption "Election of Directors," incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 1999 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance".

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this Item is contained in the 1999 Proxy Statement under the caption "Remuneration of Directors and Executive Officers" and under the caption "Stock Options Granted to Officers by the Company," incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in the 1999 Proxy Statement under the caption "Election of Directors," incorporated herein by this reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the 1999 Proxy Statement under the caption "Remuneration of Directors and Executive Officers," incorporated herein by this reference.


                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K.

(a)   Financial Statements and Schedules

      (1)  Financial Statements                                                 Page Herein
                                                                                -----------
           Consolidated Balance Sheets at December 31, 1998 and 1997.............    33
           Consolidated Statements of Operations and Other Comprehensive
                Income for the years ended December 31, 1998, 1997 and 1996......    34
           Consolidated Statements of Shareholders' Equity for the
                years ended December 31, 1998, 1997 and 1996.....................    35
           Consolidated Statements of Cash Flows for
                the years ended December 31, 1998, 1997 and 1996.................    36
           Notes to Consolidated Financial Statements............................    38

      (2)  Financial Statement Schedules
           I -Condensed Financial Information of Registrant......................    78

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




EXHIBITS
                                                           Page Herein or Incorporated
Exhibit Number and Description                             by Reference From
------------------------------                             ---------------------------
     (e) Amendment to Regulatory Capital                   Filed as Exhibit 2 and
         Maintenance Agreement, dated                      Pulte Corporation's Annual Report
         September 23, 1988, among Pulte                   on Form 10-K for the year ended
         Corporation, PDCI, First Heights,                 December 31, 1988.
         Heights of Texas and the FSLIC.

     (f) Warranty Agreement, dated as of                   Filed as Exhibit 2 and 10(f) to
         September 9, 1988, between                        Pulte Corporation's Annual Report
         First Heights and the FSLIC.                      on Form 10-K for the year ended
                                                           December 31, 1988.

     (g) Receiver's Note Agreement, dated                  Filed as Exhibit 2 and 10(g) to
         September 23, 1988, between the                   Pulte Corporation's Annual Report
         FSLIC, as receiver for Champion                   on Form 10-K for the year ended
         and the FSLIC.                                    December 31, 1988.


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

     (b) Senior Note Indenture among Pulte Corporation,    Filed as Exhibit (c) 1 to the
         certain of its subsidiaries, as Guarantors,       Registrant's Current Report on Form 8-K
         and The First National Bank of Chicago,           dated October 20, 1995.
         as Trustee, covering Pulte Corporation's 7.3%
         unsecured Senior Notes due 2005 ($125,000,000
         aggregate principal amount outstanding) and
         7.625% unsecured Senior Notes due 2017
         ($150,000,000 aggregate principal amount
         outstanding).





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




EXHIBITS
                                                             Page Herein or Incorporated
Exhibit Number and Description                               by Reference From
------------------------------                               ---------------------------
     (i)  James Grosfeld Agreement                     Filed as Exhibit 10(a) to the Pulte Corporation
          April 16, 1997                               Report on Form 10-Q for the quarter ended
                                                       March 31, 1997.

     (j)  James Grosfeld Stock Sale Agreement          Filed as Exhibit 10(b) to the Pulte Corporation
          April 16, 1997                               Report on Form 10-Q for the quarter ended
                                                       March 31, 1997.

     (k)  1994 Stock Incentive Plan for                Filed with the Proxy Statement dated
          Key Employees                                March 31, 1994 and as an exhibit to the
                                                       Registrant's Registration Statement on
                                                       Form S-8 (Registration Statement No. 33-98944).

     (l)  Credit Agreement, dated                      Filed as Exhibit 10(l) to Pulte
          January 5, 1995, among Pulte                 Corporation's Annual Report on Form 10-K
          Corporation, NationsBank, N.A.               for the year ended December 31, 1994.
          (Carolinas) as Agent for certain lenders

     (m)  Fourth Amendment to Credit Agreement,        Filed as Exhibit 10(n) to Pulte
          dated December 30, 1997, among Pulte         Corporation's Annual Report on Form 10-K
          Corporation and NationsBank, N.A.,           for the year ended December 31, 1997.
          as Agent for certain lenders.

     (n)  1995 Stock Incentive Plan for                Filed with the Proxy Statement dated
          Key Employees                                March 31, 1995 and as an exhibit to the
                                                       Registrant's Registration Statement on
                                                       Form S-8 (Registration Statement No 33-99218).

     (o) 1997 Stock Plan for Nonemployee Directors     Filed with Proxy Statement on March 27, 1998
                                                       and as Exhibit 4.3 to the Registrant's
                                                       Registration Statement on Form S-8
                                                       (Registration Statement No. 33-51019 filed on
                                                       May 7, 1998).

(11) Statement Regarding Computation
     of Per Share Earnings                             82

(21) Subsidiaries of the Registrant                    83

(23) Consent of Independent Auditors                   87

(27) Financial Data Schedule                           88

                              PULTE CORPORATION
          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Pulte Corporation (the Registrant) is a holding company. The accompanying financial statements are not the primary consolidated financial statements since these financial statements present only the accounts of Pulte Corporation which include its investment in subsidiaries on the equity method. The primary financial statements of the Company are its consolidated financial statements.

The net assets of Pulte Home Corporation, Pulte Mortgage Corporation and First Heights Bank, a federal savings bank, all of which are indirectly wholly-owned subsidiaries of the registrant are subject to certain restrictions (see Notes to Consolidated Financial Statements).


                              Pulte Corporation
                                Balance Sheets
                          December 31, 1998 and 1997
                               ($000's omitted)


                                                      1998          1997
                                                   ----------   ----------
Assets:
Cash and equivalents ...........................   $   76,555   $  195,946
Investment in subsidiaries, on the equity method    1,066,313      970,897
Advances receivable - subsidiaries .............      271,915      100,663
Deferred income taxes ..........................       80,385      104,659
Other accounts receivable ......................       17,949       18,305
                                                   ----------   ----------
                                                   $1,513,117   $1,390,470
                                                   ==========   ==========

Liabilities and shareholders' equity:
Advances payable - subsidiaries ................   $   32,573   $   24,595
Income taxes ...................................        9,592        7,265
Accrued liabilities ............................       62,014       58,470
Senior notes ...................................      487,496      487,303
                                                   ----------   ----------
            Total liabilities ..................      591,675      577,633
Shareholders' equity ...........................      921,442      812,837
                                                   ----------   ----------
                                                   $1,513,117   $1,390,470
                                                   ==========   ==========

                              PULTE CORPORATION
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                             Statements of Income
             For the years ended December 31, 1998, 1997 and 1996
                               ($000's omitted)

                                                          1998         1997         1996
                                                       ---------    ---------    ---------
Revenues - Interest income .........................   $   7,641    $   2,054    $   6,724
                                                       ---------    ---------    ---------
Expenses - General and administrative ..............       9,095       15,125       13,761
           Interest ................................      22,750       17,501       12,045
           Restructuring costs .....................          --        3,100           --
                                                       ---------    ---------    ---------
                                                          31,845       35,726       25,806
                                                       ---------    ---------    ---------
Expenses in excess of revenues .....................     (24,204)     (33,672)     (19,082)
Other income (expense) .............................      (1,215)         170         (125)
                                                       ---------    ---------    ---------
Loss from continuing operations before income taxes
   and equity in net income of subsidiaries ........     (25,419)     (33,502)     (19,207)
Income tax (benefit) ...............................     (14,006)     (15,255)     (10,234)
                                                       ---------    ---------    ---------
Loss from continuing operations before equity in net
   income of subsidiaries ..........................     (11,413)     (18,247)      (8,973)
Income (loss) from discontinued operations .........        (301)       6,620      106,120
                                                       ---------    ---------    ---------
Equity in net income of subsidiaries
   Continuing operations ...........................     112,561       68,047       72,184
   Discontinued operations .........................       1,336       (3,659)      10,312
                                                       ---------    ---------    ---------
                                                         113,897       64,388       82,496
                                                       ---------    ---------    ---------
Net income .........................................   $ 102,183    $  52,761    $ 179,643
                                                       =========    =========    =========

                              PULTE CORPORATION
   SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - (continued)

                              Pulte Corporation
                           Statements of Cash Flows
             For the years ended December 31, 1998, 1997 and 1996
                               ($000's omitted)

                                                                   1998         1997         1996
                                                                ---------    ---------    ---------
Continuing operations Cash flows from operating activities:
   Income from continuing operations ........................   $ 101,148    $  49,800    $  63,211
   Adjustments to reconcile income from continuing operations to net cash used in operating activities:
        Equity in income of subsidiaries ....................    (112,561)     (68,047)     (72,184)
        Amortization ........................................         193          113           85
        Deferred income taxes ...............................      (2,170)     (14,222)      (9,517)
        Changes in cash due to:
           Accounts receivable and other assets .............         356       (5,445)      (7,963)
           Income taxes .....................................     (45,645)      (8,453)      (7,868)
           Accrued liabilities ..............................       1,138        7,001        6,534
                                                                ---------    ---------    ---------
Net cash used in operating activities .......................     (57,541)     (39,253)     (27,702)
                                                                ---------    ---------    ---------
Cash flows provided by investing activities:
   Investment in subsidiaries ...............................     (48,981)          --       (1,524)
   Dividends received from subsidiaries .....................     132,040           --       30,000
   Advances to (from) affiliates ............................    (172,652)      38,688       (2,054)
   Other, net ...............................................      15,000           --           --
                                                                ---------    ---------    ---------
Net cash provided by (used in) investing activities .........     (74,593)      38,688       26,422
                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Dividends paid ...........................................      (6,456)      (5,153)      (5,958)
   Advances from affiliates .................................      12,247        6,566           --
   Stock repurchases ........................................          --      (74,673)     (99,561)
   Proceeds from issuance of senior notes ...................          --      147,825           --
   Other ....................................................       6,952        7,361          602
                                                                ---------    ---------    ---------
Net cash provided by (used in) financing activities .........      12,743       81,926     (104,917)
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and equivalents -
   continuing operations ....................................    (119,391)      81,361     (106,197)
                                                                ---------    ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations ......................       1,035        2,961      116,432
   Change in deferred income taxes ..........................      26,444       32,495      (38,321)
   Equity in income of subsidiaries .........................      (1,336)       3,659      (10,312)
   Amortization and other ...................................       1,687       (4,264)       4,956
   Change in income taxes ...................................     (27,830)     (34,851)     (72,755)
                                                                ---------    ---------    ---------
   Net cash provided by operating activities ................          --           --           --
                                                                ---------    ---------    ---------
Net increase (decrease) in cash equivalents .................    (119,391)      81,361     (106,197)
Cash and equivalents at beginning of year ...................     195,946      114,585      220,782
                                                                ---------    ---------    ---------
Cash and equivalents at end of year .........................   $  76,555    $ 195,946    $ 114,585
                                                                =========    =========    =========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PULTE CORPORATION
                                 (Registrant)

March 12, 1999         /s/ Roger A. Cregg               /s/ Vincent J. Frees
                  -----------------------------    ------------------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

          Signature                               Title                         Date
          ---------                               -----                         ----

  /s/ William J. Pulte             Member of Board of Directors                 March 12, 1999
--------------------------
    William J. Pulte

  /s/ Robert K. Burgess            Chairman of the Board, Chief Executive       March 12, 1999
--------------------------         Officer and Member of Board of Directors
    Robert K. Burgess


  /s/ Debra Kelly-Ennis            Member of Board of Directors                 March 12, 1999
--------------------------
    Debra Kelly-Ennis


  /s/ David N. McCammon            Member of Board of Directors                 March 12, 1999
--------------------------
    David N. McCammon


/s/ Ralph L. Schlosstein           Member of Board of Directors                 March 12, 1999
--------------------------
  Ralph L. Schlosstein


  /s/ Alan E. Schwartz             Member of Board of Directors                 March 12, 1999
--------------------------
    Alan E. Schwartz


   /s/ Francis J. Sehn             Member of Board of Directors                 March 12, 1999
--------------------------
     Francis J. Sehn


    /s/ John J. Shea               Member of Board of Directors                 March 12, 1999
--------------------------
      John J. Shea