Form 10-Q
period 1999-03-31
PULTE CORP
filed 1999-05-11
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1999
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES _X_ NO___

Number of shares of common stock outstanding as of April 30, 1999: 43,250,180

                               Total pages: 38

                           Listing of exhibits: 36


=============================================================================

                              PULTE CORPORATION

                                    INDEX


                                                                      Page No.
                                                                      --------
PART I       FINANCIAL INFORMATION

  Item 1     Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets, March 31, 1999 and
    December 31, 1998................................................   3

  Condensed Consolidated Statements of Income, Three Months Ended
   March 31, 1999 and 1998...........................................   4

  Condensed Consolidated Statement of Shareholders' Equity,
   Three Months Ended March 31, 1999.................................   5

  Condensed Consolidated Statements of Cash Flows, Three Months
   Ended March 31, 1999 and 1998.....................................   6

  Notes to Condensed Consolidated Financial Statements...............   8

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................  21

  Item 3    Quantitative & Qualitative Disclosures About Market
             Risk....................................................  34

PART II     OTHER INFORMATION
  Item 1    Legal Proceedings........................................  36

  Item 6(a) Exhibits.................................................  36

  Item 6(b) Reports on Form 8-K......................................  37


  SIGNATURES.........................................................  38

                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)


                                                      March 31,   December 31,
                                                        1999         1998
                                                      ---------   ------------
                                                     (Unaudited)     (Note)
ASSETS
Cash and equivalents .............................   $   44,030   $  125,198
Unfunded settlements .............................       49,139       49,140
House and land inventories .......................    1,582,886    1,455,208
Mortgage-backed and related securities ...........         --         29,290
Residential mortgage loans and other
  securities available-for-sale ..................      156,689      234,974
Other assets .....................................      377,415      367,351
Discontinued operations ..........................       89,707       88,678
                                                     ----------   ----------
    Total assets .................................   $2,299,866   $2,349,839
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities,
       including book overdrafts of $126,175 and
       $112,688 in 1999 and 1998, respectively ...   $  566,753   $  575,373
    Unsecured short-term borrowings ..............       30,000         --
    Collateralized short-term debt, recourse
       solely to applicable subsidiary assets ....      144,317      217,060
    Mortgage-backed bonds, recourse solely to
       applicable subsidiary assets ..............         --         28,075
    Income taxes .................................       15,943        9,592
    Subordinated debentures and senior notes .....      541,759      542,039
    Discontinued operations ......................       56,505       56,258
                                                     ----------   ----------
       Total liabilities .........................    1,355,277    1,428,397
    Shareholders' equity .........................      944,589      921,442
                                                     ----------   ----------
    Total liabilities and shareholder's equity ...   $2,299,866   $2,349,839
                                                     ==========   ==========


Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.










    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                             For The Three Months Ended
                                                                       March 31,
                                                             --------------------------
                                                               1999               1998
                                                             --------        ---------
Revenues:
   Homebuilding............................................  $666,823         $508,635
   Mortgage banking and financing, interest and other......    14,746            8,359
   Corporate   ............................................       898            3,577
                                                             --------         --------
               Total revenues..............................   682,467          520,571
                                                             --------         --------
Expenses:
   Homebuilding, principally cost of sales     ............   628,559          491,041
   Mortgage banking and financing, interest and other......     7,545            5,971
   Corporate, net..........................................     8,634            7,872
                                                             --------         --------
               Total expenses..............................   644,738          504,884
                                                             --------         --------
Other income:
   Equity in income of Pulte-affiliates....................     1,863            2,165
                                                             --------         --------
Income from continuing operations before income taxes......    39,592           17,852
Income taxes   ............................................    15,638            6,962
                                                             --------         --------
Income from continuing operations..........................    23,954           10,890
Income from discontinued thrift operations, net of
  income taxes.............................................       376              371
                                                             --------         --------
Net income.................................................  $ 24,330         $ 11,261
                                                             ========         ========

Per share data:
   Basic:
      Income from continuing operations ...................  $    .55         $    .25
      Income from discontinued operations..................       .01              .01
                                                              -------         --------
      Net income...........................................  $    .56         $    .26
                                                             ========         ========
   Assuming dilution:
      Income from continuing operations ...................  $    .54         $    .25
      Income from discontinued operations .................       .01              .01
                                                              -------         --------
      Net income...........................................  $    .55         $    .26
                                                             ========         ========
   Cash dividends declared.................................  $    .04         $    .03
                                                             ========         ========
   Number of shares used in calculation:
      Basic:
         Weighted-average common shares outstanding........    43,233           42,588
      Assuming dilution:
         Effect of dilutive securities - stock options.....       814              660
                                                             --------         --------
         Adjusted weighted-average common shares
             and effect of dilutive securities ............    44,047           43,248
                                                             ========         ========



    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)
                                                                     Accumulated
                                                        Additional       Other
                                                Common   Paid-in    Comprehensive   Retained
                                                Stock    Capital       Income        Earnings      Total
                                                ------  ----------  -------------   ---------      -----
Shareholders' Equity, December 31, 1998 .....   $ 432   $  75,051    $   1,130     $ 844,829    $ 921,442
Exercise of stock options ...................    --         1,673         --            --          1,673
Cash dividends declared .....................    --          --           --          (1,733)      (1,733)
Comprehensive income:
    Net income ..............................    --          --           --          24,330       24,330
    Change in unrealized gains on
      securities available-for-sale, net of
      income taxes ..........................    --          --         (1,130)         --         (1,130)
    Foreign currency translation
      adjustments ...........................    --          --              7          --              7
                                                -----   ---------    ---------     ---------    ---------
Shareholders' Equity, March 31, 1999 ........   $ 432   $  76,724    $       7     $ 867,426    $ 944,589
                                                =====   =========    =========     =========    =========





    See accompanying notes to condensed consolidated financial statements.



                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)
                                                                       Three Months Ended
                                                                             March 31,
                                                                       ------------------
                                                                        1999         1998
                                                                        ----         ----
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ...........................   $  23,954    $  10,890
    Adjustments to reconcile income from
        continuing operations to net cash flows provided
        by (used in) operating activities:
            Amortization, depreciation and other ................       3,142        1,672
            Deferred income taxes ...............................        (746)      (4,028)
            Gain on sale of securities ..........................      (1,664)        --
            Increase (decrease) in cash due to:
                     Inventories ................................    (127,678)      41,926
                     Residential mortgage loans held for sale ...      78,285       49,863
                     Other assets ...............................      (9,927)      73,953
                     Accounts payable and accrued liabilities ...       2,881      (71,568)
                     Income taxes ...............................       2,979        7,599
                                                                    ---------    ---------
Net cash provided by (used in) operating activities .............     (28,774)     110,307
                                                                    ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale .........      27,886         --
    Principal payments of mortgage-backed securities ............       1,490        2,014
    Other, net ..................................................         567         (255)
                                                                    ---------    ---------
Net cash provided by investing activities .......................      29,943        1,759
                                                                    ---------    ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds .........................     (28,076)      (9,227)
    Proceeds from borrowings ....................................      30,000         --
    Repayment of borrowings .....................................     (83,932)     (45,053)
    Dividends paid ..............................................      (1,733)      (1,278)
    Other, net ..................................................       1,404        1,265
                                                                    ---------    ---------
Net cash used in financing activities ...........................     (82,337)     (54,293)
                                                                    ---------    ---------
Net increase (decrease) in cash and equivalents -
  continuing operations .........................................   $ (81,168)   $  57,773
                                                                    ---------    ---------

                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)


                                                            Three Months Ended
                                                                  March 31,
                                                            ------------------
                                                             1999         1998
                                                             ----         ---
Discontinued Operations:
Cash flows from operating activities:
    Income from discontinued operations .................  $    376   $    371
    Change in deferred taxes ............................    (3,183)     6,181
    Change in income taxes ..............................     3,372     (6,486)
    Other changes, net ..................................       574         (2)
Cash flows from investing activities:
    Purchase of securities available-for-sale ...........       223    (21,809)
    Principal payments of mortgage-backed securities ....      --        7,654
    Decrease in Covered Assets and FRF receivables ......    (1,003)    30,764
Cash flows from financing activities:
    Increase in deposit liabilities .....................      --       37,092
    Repayment of borrowings .............................      --      (31,560)
    Increase in Federal Home Loan Bank (FHLB) advances ..      --        1,900
                                                           --------   --------
Net increase in cash and equivalents-
  discontinued operations ...............................       359     24,105
                                                           --------   --------

Net increase (decrease) in cash and equivalents .........   (80,809)    81,878
Cash and equivalents at beginning of period .............   125,329    247,308
                                                           --------   --------

Cash and equivalents at end of period ...................  $ 44,520   $329,186
                                                           ========   ========

Cash - continuing operations ............................  $ 44,030   $302,929
Cash - discontinued operations ..........................       490     26,257
                                                           --------   --------
                                                           $ 44,520   $329,186
                                                           ========   ========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
    Interest, net of amount capitalized:
       Continuing operations ............................  $  2,051   $  3,420
       Discontinued operations ..........................      --          628
                                                           --------   --------
                                                           $  2,051   $  4,048
                                                           ========   ========
    Income taxes ........................................  $ 12,217   $  3,194
                                                           ========   ========





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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

      Certain 1998 classifications have been changed to conform with the 1999 presentation.

      Earnings per share data, both basic and diluted, reflect the impact of the Company's 2-for-1 stock split effective June 1, 1998.

      The Company's comprehensive income other than net income consists of unrealized gains/(losses) on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended March 31, 1999 and 1998, the Company's comprehensive income other than net income amounted to $1,123 and $(197), respectively, net of tax (benefit)/provision of $772 and $(62), respectively.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2000, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.

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

      Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the FDIC prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

      As of December 31, 1998, First Heights no longer held any deposits, nor did it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC; and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans.
      Accordingly, such operations are being presented as discontinued.

      Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables and for the three months ended March 31, 1999 and 1998, amounted to $1,170 and $1,787 respectively. For the three months ended March 31, 1999 and 1998, discontinued thrift operations provided after-tax income of $376 and $371, respectively.

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

      o Active Adult Homebuilding, which conducts its operations primarily through a joint venture, and is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years.

    The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and other mortgage banking subsidiaries, and to a minor extent, the operations of PFCI, a financing subsidiary of the Company.

    Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative support functions to support the Company as a publicly traded entity.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3. Segment information (continued)

                                                    Operating Data by Segment
                                                       Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                        1999        1998
                                                        ----        ----
Revenues:
    Homebuilding ...................................   $666,823   $508,635
    Financial Services .............................     14,746      8,359
    Corporate ......................................        898      3,577
                                                       --------   --------
        Total Revenues .............................    682,467    520,571
                                                       --------   --------
Cost of sales:
    Homebuilding ...................................    555,688    430,000
    Financial Services .............................       --         --
    Corporate ......................................       --         --
                                                       --------   --------
        Total cost of sales ........................    555,688    430,000
                                                       --------   --------
Selling, general and administrative:
    Homebuilding ...................................     67,286     55,849
    Financial Services .............................      5,406      4,164
    Corporate ......................................      2,034      1,651
                                                       --------   --------
        Total selling, general and
          administrative ...........................     74,726     61,664
                                                       --------   --------
Interest:
    Homebuilding ...................................      4,145      3,886
    Financial Services .............................      2,039      1,607
    Corporate ......................................      4,517      6,009
                                                       --------   --------
        Total interest .............................     10,701     11,502
                                                       --------   --------
Other expense, net:
    Homebuilding ...................................      1,440      1,306
    Financial Services .............................        100        200
    Corporate ......................................      2,083        212
                                                       --------   --------
        Total other expense, net ...................      3,623      1,718
                                                       --------   --------

Total costs and expenses ...........................    644,738    504,884
                                                       --------   --------
Equity in income of joint ventures:
    Homebuilding ...................................      1,863      2,165
    Financial Services .............................       --         --
    Corporate ......................................       --         --
                                                       --------   --------
        Total equity in income of joint ventures ...      1,863      2,165
                                                       --------   --------
Income from continuing operations
  before income taxes ..............................   $ 39,592   $ 17,852
                                                       ========   ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.    Segment information (continued)

                                                            Asset Data by Segment

                                                            Financial
                                              Homebuilding  Services     Corporate     Total
                                              ------------  ---------    ---------     -----
  At March 31, 1999:
       House inventory .....................   $  475,840   $   --       $   --     $  475,840
       Land inventory ......................    1,107,046       --           --      1,107,046
                                               ----------   --------     --------   ----------
            Total Inventory ................   $1,582,886   $   --       $   --     $1,582,886
                                               ==========   ========     ========   ==========
       Identifiable assets .................    1,907,538    168,196      134,425    2,210,159
       Assets of discontinued operations ...                                            89,707
                                                                                    ----------
       Total assets ........................                                        $2,299,866
                                                                                    ==========

At December 31, 1998:
       House inventory .....................   $  403,443   $   --       $   --     $  403,443
       Land inventory ......................    1,051,765       --           --      1,051,765
                                               ----------   --------     --------   ----------
            Total Inventory ................   $1,455,208   $   --       $   --     $1,455,208
                                               ==========   ========     ========   ==========
       Identifiable assets .................    1,782,644    274,488      204,029    2,261,161
       Assets of discontinued operations ...                                            88,678
                                                                                    ----------
       Total assets ........................                                        $2,349,839
                                                                                    ==========


4.    Commitments and contingencies

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


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

4.    Commitments and contingencies (continued)

      First Heights-Related Litigation (continued)
      The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The
      Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts' pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government's obligation not to require contributions of capital greater than those required by the contract. The United States has filed a motion for summary judgment against the Company in the Court of Federal Claims Case, and the Company's preliminary opposition to the motion is due in late May 1999;
      the Court is likely to hold a preliminary hearing on the motion in late
      June 1999.

      On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final
      Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest and future tax sharing but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance, including the FRF notes, its obligation to pay to First
      Heights approximately $105 million, excluding interest thereon. The
      Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post- judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $110 million pending resolution of the appeals process. The Company believes the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

      The Company does not believe that the claims in the Court of Federal
      Claims Case are in any way prejudiced by the rulings in the District
      Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case.

5.    Supplemental guarantor information

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




                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

      Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined groups.


                         CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
ASSETS

Cash and equivalents .........................   $     1,179   $    38,921   $     3,930    $      --      $    44,030
Unfunded settlements .........................          --          57,068        (7,929)          --           49,139
House and land inventories ...................          --       1,560,345        22,541           --        1,582,886
Residential mortgage loans and other
  securities available-for-sale ..............          --            --         156,689           --          156,689
Land held for sale and future development ....          --          34,253          --             --           34,253
Other assets .................................        19,111       187,478        52,259           --          258,848
Deferred income taxes ........................        84,314          --            --             --           84,314
Discontinued operations ......................          --            --          89,707           --           89,707
Investment in subsidiaries ...................     1,098,665        14,074     1,097,153     (2,209,892)          --
Advances receivable - subsidiaries ...........       372,227          --          48,897       (421,124)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,575,496   $ 1,892,139   $ 1,463,247    $(2,631,016)   $ 2,299,866
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities .....   $    67,094   $   452,462   $    47,197    $      --      $   566,753
Unsecured short-term borrowings ..............        30,000          --            --             --           30,000
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets .....          --            --         144,317           --          144,317
Income taxes .................................        15,943          --            --             --           15,943
Subordinated debentures and senior notes .....       487,545        33,214        21,000           --          541,759
Discontinued operations ......................          --            --          56,505           --           56,505
Advances payable - subsidiaries ..............        30,325       338,878        51,921       (421,124)          --
                                                 -----------   -----------   -----------    -----------    -----------
       Total liabilities .....................       630,907       824,554       320,940       (421,124)     1,355,277
Shareholders' equity .........................       944,589     1,067,585     1,142,307     (2,209,892)       944,589
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,575,496   $ 1,892,139   $ 1,463,247    $(2,631,016)   $ 2,299,866
                                                 ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1998

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
ASSETS
Cash and equivalents .........................   $    76,555   $    46,109   $     2,534    $      --      $   125,198
Unfunded settlements .........................          --          57,135        (7,995)          --           49,140
House and land inventories ...................          --       1,431,245        23,963           --        1,455,208
Mortgage-backed and related securities .......          --            --          29,290           --           29,290
Residential mortgage loans and other
   securities available-for-sale .............          --            --         234,974           --          234,974
Land held for sale and future development ....          --          35,977          --             --           35,977
Other assets .................................        17,949       178,020        55,742           --          251,711
Deferred income taxes ........................        80,385          --            (722)          --           79,663
Discontinued operations ......................          --            --          88,678           --           88,678
Investment in subsidiaries ...................     1,066,313        16,958     1,062,114     (2,145,385)          --
Advances receivable - subsidiaries ...........       271,915           485        46,405       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ...............................   $    62,014   $   461,766   $    51,593    $      --      $   575,373
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ....          --            --         217,060           --          217,060
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets ....          --            --          28,075           --           28,075
Income taxes .................................         9,592          --            --             --            9,592
Subordinated debentures and senior
   notes .....................................       487,496        33,543        21,000           --          542,039
Discontinued operations ......................          --            --          56,258           --           56,258
Advances payable - subsidiaries ..............        32,573       230,491        55,741       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
       Total liabilities .....................       591,675       725,800       429,727       (318,805)     1,428,397
Shareholders' equity .........................       921,442     1,040,129     1,105,256     (2,145,385)       921,442
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................     $   --        $658,500      $  8,323        $   --        $666,823
  Mortgage banking and financing,
       interest and other ....................         --            --          14,746            --          14,746
  Corporate ..................................           73          --             825            --             898
                                                   --------      --------      --------        --------      --------
Total revenues ...............................           73       658,500        23,894            --         682,467
                                                   --------      --------      --------        --------      --------

Expenses:
  Homebuilding:
       Cost of sales .........................         --         547,759         7,929            --         555,688
       Selling, general and administrative and
       other expense .........................          275        71,237         1,359            --          72,871
  Mortgage banking and financing, interest
       and other .............................         --            --           7,545            --           7,545
  Corporate, net .............................        7,059           763           812            --           8,634
                                                   --------      --------      --------        --------      --------
Total expenses ...............................        7,334       619,759        17,645            --         644,738
                                                   --------      --------      --------        --------      --------
Other Income:
Equity in income of Pulte-affiliates .........         --             256         1,607            --           1,863
                                                   --------      --------      --------        --------      --------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................       (7,261)       38,997         7,856            --          39,592
Income taxes (benefit) .......................       (2,764)       14,924         3,478            --          15,638
                                                   --------      --------      --------        --------      --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....       (4,497)       24,073         4,378            --          23,954
Income  from discontinued operations .........         (251)         --             627            --             376
                                                   --------      --------      --------        --------      --------
Income (loss) before equity in income
        (loss) of subsidiaries ...............       (4,748)       24,073         5,005            --          24,330
                                                   --------      --------      --------        --------      --------

Equity in income (loss) of subsidiaries:
  Continuing operations ......................       28,451         3,448        25,053         (56,952)         --
  Discontinued operations ....................          627          --            --              (627)         --
                                                   --------      --------      --------        --------      --------
                                                     29,078         3,448        25,053         (57,579)         --
                                                   --------      --------      --------        --------      --------
Net income ...................................     $ 24,330      $ 27,521      $ 30,058        $(57,579)     $ 24,330
                                                   ========      ========      ========        ========      ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1998

                                                             Unconsolidated
                                                ----------------------------------------                 Consolidated
                                                   Pulte      Guarantor    Non-Guarantor   Eliminating       Pulte
                                                Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------  ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................   $    --      $ 508,635     $    --         $    --       $ 508,635
  Mortgage banking and financing,
       interest and other ....................        --           --           8,359            --           8,359
  Corporate ..................................       2,546        1,031          --              --           3,577
                                                 ---------    ---------     ---------       ---------     ---------
Total revenues ...............................       2,546      509,666         8,359            --         520,571
                                                 ---------    ---------     ---------       ---------     ---------

Expenses:
  Homebuilding:
       Cost of sales .........................        --        430,000          --              --         430,000
       Selling, general and administrative and
       other expense .........................         465       60,576          --              --          61,041
  Mortgage banking and financing, interest
       and other .............................        --           --           5,971            --           5,971
  Corporate, net .............................       9,661       (3,190)        1,401            --           7,872
                                                 ---------    ---------     ---------       ---------     ---------
Total expenses ...............................      10,126      487,386         7,372            --         504,884
                                                 ---------    ---------     ---------       ---------     ---------
Other Income:
Equity in income of Pulte-affiliates .........        --           --           2,165            --           2,165
                                                 ---------    ---------     ---------       ---------     ---------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................      (7,580)      22,280         3,152            --          17,852
Income taxes (benefit) .......................      (3,471)       9,055         1,378            --           6,962
                                                 ---------    ---------     ---------       ---------     ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....      (4,109)      13,225         1,774            --          10,890
Income  from discontinued operations .........         305         --              66            --             371
                                                 ---------    ---------     ---------       ---------     ---------
Income (loss) before equity in income
        (loss) of subsidiaries ...............      (3,804)      13,225         1,840            --          11,261
                                                 ---------    ---------     ---------       ---------     ---------

Equity in income (loss) of subsidiaries:
  Continuing operations ......................      14,999        1,460        13,225         (29,684)         --
  Discontinued operations ....................          66         --            --               (66)         --
                                                 ---------    ---------     ---------       ---------     ---------
                                                    15,065        1,460        13,225         (29,750)         --
                                                 ---------    ---------     ---------       ---------     ---------
Net income ...................................   $  11,261    $  14,685     $  15,065       $ (29,750)    $  11,261
                                                 =========    =========     =========       =========     =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1999

                                                             Unconsolidated
                                                -----------------------------------------                Consolidated
                                                   Pulte      Guarantor    Non-Guarantor   Eliminating      Pulte
                                                Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------  ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........   $  23,954    $  27,521     $  29,431      $ (56,952)     $  23,954
  Adjustments to reconcile income from
       continuing operations to net
       cash flows provided by (used in)
       operating activities:
    Equity in income of subsidiaries .........     (28,451)      (3,448)      (25,053)        56,952           --
    Amortization, depreciation and other ..,..          49        3,058            35           --            3,142
    Deferred income taxes ....................        (746)        --            --             --             (746)
    Gain on sale of securities ...............        --           --          (1,664)          --           (1,664)
   Increase (decrease) in cash due to:
    Inventories ..............................        --       (129,100)        1,422           --         (127,678)
    Residential mortgage loans
        available-for-sale ...................        --           --          78,285           --           78,285
    Other assets .............................      (1,162)     (10,725)        1,960           --           (9,927)
    Accounts payable and accrued liabilities..       4,974        1,128        (3,221)          --            2,881
    Income taxes .............................     (14,581)      17,077           483           --            2,979
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in) operating
  activities .................................     (15,963)     (94,489)       81,678           --          (28,774)
                                                 ---------    ---------     ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of securities
    available-for-sale .......................        --           --          27,886           --           27,886
  Principal payments of mortgage-backed
    securities ...............................        --           --           1,490           --            1,490
  Dividends received from subsidiaries .......        --          6,000          --           (6,000)          --
  Other, net .................................        --           --             567           --              567
  Investment in subsidiary ...................      (4,358)      (2,247)         --            6,605           --
  Advances to affiliates .....................     (82,752)         485          (361)        82,628           --
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
  activities .................................     (87,110)       4,238        29,582         83,233         29,943
                                                 ---------    ---------     ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ........        --           --         (28,076)          --          (28,076)
  Proceeds from borrowings ...................      30,000         --            --             --           30,000
  Repayment of borrowings ....................        --        (10,705)      (73,227)          --          (83,932)
  Capital contributions from parent ..........        --          2,458         4,147         (6,605)          --
  Advances from affiliates ...................      (2,248)      91,310        (6,434)       (82,628)          --
  Dividends paid .............................      (1,733)        --          (6,000)         6,000         (1,733)
  Other, net .................................       1,678         --            (274)          --            1,404
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in)
  financing activities .......................      27,697       83,063      (109,864)       (83,233)       (82,337)
                                                 ---------    ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ........   $ (75,376)   $  (7,188)    $   1,396      $    --        $ (81,168)
                                                 ---------    ---------     ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

5.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1999

                                                             Unconsolidated
                                                ----------------------------------------                 Consolidated
                                                   Pulte      Guarantor    Non-Guarantor   Eliminating       Pulte
                                                Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------  ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ........   $     376    $    --       $     627       $    (627)    $     376
  Change in deferred income taxes ............      (3,183)        --            --                          (3,183)
  Equity in income of subsidiaries ...........        (627)        --            --               627          --
  Change in income taxes .....................       3,372         --            --              --           3,372
  Other changes, net .........................          62         --             512            --             574
Cash flows from investing activities:
  Purchase of securities available-for-sale ..        --           --             223            --             223
  Decrease in Covered Assets and FRF
   receivables ...............................        --           --          (1,003)           --          (1,003)
                                                 ---------    ---------     ---------       ---------     ---------
Net increase in cash and equivalents-
  discontinued operations ....................        --           --             359            --             359
                                                 ---------    ---------     ---------       ---------     ---------
Net increase (decrease) in cash and
  equivalents ................................     (75,376)      (7,188)        1,755            --         (80,809)
Cash and equivalents at beginning of period ..      76,555       46,109         2,665            --         125,329
                                                 ---------    ---------     ---------       ---------     ---------
Cash and equivalents at end of period ........   $   1,179    $  38,921     $   4,420       $    --       $  44,520
                                                 =========    =========     =========       =========     =========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

5. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1998

                                                             Unconsolidated
                                                ----------------------------------------                 Consolidated
                                                   Pulte      Guarantor    Non-Guarantor   Eliminating      Pulte
                                                Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------  ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........   $  10,890    $  14,685     $  14,999      $ (29,684)     $  10,890
  Adjustments to reconcile income
       from continuing operations to net
       cash flows provided by (used in)
       operating activities:
    Equity in income of subsidiaries .........     (14,999)      (1,460)      (13,225)        29,684           --
    Amortization, depreciation and other .....          48        1,491           133           --            1,672
    Deferred income taxes ....................      (4,028)        --            --             --           (4,028)
   Increase (decrease) in cash due to:
    Inventories ..............................        --         41,926          --             --           41,926
    Residential mortgage loans
        available-for-sale ...................        --           --          49,863           --           49,863
    Other assets .............................       2,067      102,466       (30,580)          --           73,953
    Accounts payable and accrued liabilitie..        3,143      (73,561)       (1,150)          --          (71,568)
    Income taxes .............................      (2,638)       9,055         1,182           --            7,599
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in) operating
  activities .................................      (5,517)      94,602        21,222           --          110,307
                                                 ---------    ---------     ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage-backed
    securities................................        --           --           2,014           --            2,014
  Dividends received from subsidiaries .......     132,040        2,500       132,040       (266,580)          --
  Other, net .................................        --           --            (255)          --             (255)
  Investment in subsidiary ...................     (32,040)        --            --           32,040           --
  Advances to affiliates .....................     (25,854)        --          (1,437)        27,291           --
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
  activities .................................      74,146        2,500       132,362       (207,249)         1,759
                                                 ---------    ---------     ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ........        --         (6,918)       (2,309)          --           (9,227)
  Repayment of borrowings ....................        --         (3,656)      (41,397)          --          (45,053)
  Capital contributions from parent ..........        --           --          32,040        (32,040)          --
  Advances from affiliates ...................      (2,871)      36,713        (6,551)       (27,291)          --
  Dividends paid .............................      (1,278)    (132,040)     (134,540)       266,580         (1,278)
  Other, net .................................       1,265         --            --             --            1,265
                                                 ---------    ---------     ---------      ---------      ---------
Net cash provided by (used in)
  financing activities .......................      (2,884)    (105,901)     (152,757)       207,249        (54,293)
                                                 ---------    ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ........   $  65,745    $  (8,799)    $     827      $    --        $  57,773
                                                 ---------    ---------     ---------      ---------      ---------


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)


5.  Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1998

                                                             Unconsolidated
                                                ----------------------------------------                 Consolidated
                                                   Pulte      Guarantor    Non-Guarantor   Eliminating      Pulte
                                                Corporation  Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------  ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ........   $     371     $    --      $      66       $    (66)     $     371
  Change in deferred income taxes ............       6,181          --           --             --            6,181
  Equity in income of subsidiaries ...........         (66)         --           --               66           --
  Change in income taxes .....................      (6,486)         --           --             --           (6,486)
  Other changes, net .........................        --            --             (2)          --               (2)
Cash flows from investing activities:
  Purchase of securities available-
       for-sale ..............................        --            --        (21,809)          --          (21,809)
  Principal payments of mortgage-backed
       securities ............................        --            --          7,654           --            7,654
  Decrease in Covered Assets and FRF
       receivables ...........................        --            --         30,764           --           30,764
Cash flows from financing activities:
  Increase in deposit liabilities ............        --            --         37,092           --           37,092
  Repayment of borrowings ....................        --            --        (31,560)          --          (31,560)
  Increase in FHLB advances ..................        --            --          1,900           --            1,900
                                                 ---------     ---------    ---------       --------      ---------

Net increase in cash and equivalents-
  discontinued operations ....................        --            --         24,105           --           24,105
                                                 ---------     ---------    ---------       --------      ---------
Net increase (decrease) in cash and
  equivalents ................................      65,745        (8,799)      24,932           --           81,878
Cash and equivalents at beginning of
  period .....................................     195,946        46,466        4,896           --          247,308
                                                 ---------     ---------    ---------       --------      ---------
Cash and equivalents at end of period ........   $ 261,691     $  37,667    $  29,828       $    --       $ 329,186
                                                 =========     =========    =========       ========      =========


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three month period ended March 31, 1999 and 1998 is as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                        1999        1998
                                                        ----        ----
      Pre-tax income (loss):
         Homebuilding operations....................  $ 40,127    $19,759
         Financial Services operations..............     7,201      2,388
         Corporate   ...............................    (7,736)    (4,295)
                                                      --------    -------
      Pre-tax income from continuing operations.....    39,592     17,852
      Income taxes   ...............................   (15,638)    (6,962)
                                                      --------    -------
      Income from continuing operations.............    23,954     10,890
      Income from discontinued operations...........       376        371
                                                      --------    -------
      Net income    ................................  $ 24,330    $11,261
                                                      ========    =======
      Per share data - assuming dilution:
         Income from continuing operations..........  $    .54    $   .25
         Income from discontinued operations........       .01        .01
                                                      --------    -------
         Net income.................................  $    .55    $   .26
                                                      ========    =======

A comparison of pre-tax income (loss) for the three month period endd March 31, 1999 and 1998 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 103%, due primarily to the improvement in domestic homebuilding operations where pre-tax income increased 92%. Domestic unit settlements increased 27%; domestic gross margins improved 140 basis points; and domestic unit selling price increased by approximately 5%.

o Pre-tax income of the Company's financial services business segment increased substantially to $7,201, as compared with $2,388 for the comparable 1998 period. This increase is attributable to the Company's mortgage banking operations which benefited from substantial increases in mortgage origination volume, origination and servicing fees, as well as pricing and marketing gains. In addition, Pulte Financial Companies, Inc. (PFCI), a subsidiary of the Company redeemed its remaining mortgage-backed bond portfolio and recorded a net gain on this transaction of approximately $1,700.

o Pre-tax loss of the Company's corporate business segment increased $3,441 from the three month period ended March 31, 1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,000 in the corporate net interest spread attributed to capital investment in the domestic homebuilding operations, and an increase of approximately $2,500 in other expense, net. 1998 other corporate expense, net amounted to $800, reflecting several one-time events, including a gain of approximately $5,000 on the sale of Expression Homes which was partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:
The Company's Homebuilding segment consists of the following business lines:

o Domestic Homebuilding operations are conducted in 41 markets, located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, move-up and semi-custom home buyer. During 1998, the Company acquired two homebuilders, Tennessee-based Radnor Homes on May 27, 1998 and Florida-based DiVosta & Company on July 1, 1998 (the "acquired operations").

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico. The Company has agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

o Active Adult Homebuilding operations are primarily conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Active Adult Operations include acquiring and developing major Active Adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three months ended March 31, 1999 and 1998, are as follows:

                                                    Three Months Ended
                                                         March 31,
                                                    ------------------
                                                     1999        1998
                                                     ----        ----
Pre-tax income (loss):
   Homebuilding operations:
      Domestic ...............................     $39,001     $20,355
      International ..........................         840         864
      Active Adult ...........................         286      (1,460)
                                                   -------     -------
      Total Homebuilding operations ..........     $40,127     $19,759
                                                   =======     =======

Pulte and Pulte-affiliate settlements - units:
   Domestic ..................................       3,788       2,980
                                                   -------     -------
   International:
      Pulte ..................................         101          52
      Pulte-affiliated entities ..............       1,867       1,410
                                                   -------     -------
         Total International .................       1,968       1,462
                                                   -------     -------
   Active Adult:
      Pulte ..................................           1          64
      Pulte-affiliated entity ................         127          16
                                                   -------     -------
         Total Active Adult ..................         128          80
                                                   -------     -------
      Total Pulte and Pulte-affiliate
        settlements - units ..................       5,884       4,522
                                                   =======     =======

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

Pulte Home Central:
  Great Lakes Region       Indiana, Kansas, Michigan, Missouri, Ohio
  Midwest Region           Illinois, Minnesota
  Texas Region             Texas

Pulte Home West:
  Southwest Region         Arizona, Nevada
  Rocky Mountain Region    Colorado, Utah
  California Region        California

No one individual market within the 41 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three month period ended March 31, 1999.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three months ended March 31, 1999 and 1998.


                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           1999          1998
                                           ----          ----
Unit settlements:
   Pulte Home East ................          1,976        1,428
   Pulte Home Central .............          1,010          813
   Pulte Home West ................            802          739
                                        ----------     --------
                                             3,788        2,980
                                        ==========     ========
Net new orders - units:
   Pulte Home East ................          3,086        2,209
   Pulte Home Central .............          1,655        1,718
   Pulte Home West ................            986        1,006
                                        ----------     --------
                                             5,727        4,933
                                        ==========     ========
Net new orders - dollars ..........     $1,070,000     $857,000
                                        ==========     ========
Backlog - units:
   Pulte Home East ................          3,753        2,341
   Pulte Home Central .............          2,559        1,921
   Pulte Home West ................          1,041        1,084
                                        ----------     --------
                                             7,353        5,346
                                        ==========     ========
Backlog at March 31 - dollars .....     $1,411,000     $979,000
                                        ==========     ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

During the quarter, the Company reported net new orders of 5,727, an increase of 16% over the comparable period of the prior year, reflecting strong performance in the Southeast, Florida, Great Lakes, and Mid-Atlantic Regions. Net new orders provided by the acquired operations amounted to 474 units.

Unit settlements increased 27% for the quarter, reflecting strong activity in the Southeast, Florida, Texas, California and Great Lakes Regions. Strong demand, supported by favorable economic conditions, continued to drive increased order activity and record levels of backlog. These factors have contributed to the solid settlement activity during 1999. Quarterly settlement activity for the acquired operations amounted to 351 units.

The Company's backlog at March 31, 1999 grew to an all-time record level of 7,353 units, or approximately $1.4 billion, breaking the previous company record of 6,546 units set in September 1998. Unit backlog at March 31, 1999, was approximately 36%, 12% and 20% higher than that noted at December 31, 1998, September 30, 1998 and June 30, 1998, respectively. Backlog at March 31, 1999 associated with acquired operations amounted to 622 units or $119,000.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three months ended March 31, 1999 and 1998:

                                                  Three Months Ended
                                                        March 31,
                                                  ------------------
                                                    1999         1998
                                                    ----         ----
Revenues .....................................   $ 658,396   $ 495,367
Cost of sales.................................    (547,682)   (419,117)
Selling, general and administrative
  expense.....................................     (66,099)    (50,958)
Interest (a)..................................      (4,145)     (3,886)
Other expense, net............................      (1,469)     (1,051)
                                                 ---------   ---------
Pre-tax income................................   $  39,001   $  20,355
                                                 =========   =========
Average sales price...........................   $     174   $     166
                                                 =========   =========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 16.8% for the three month period ended March 31, 1999, compared to 15.4%, in the same period of the prior year. Several factors contributed to this favorable trend including continued strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers.

For the three months ending March 31, 1999, selling, general and administrative expenses (SG&A) reflect the Company's continued focus to gain increased leverage on its existing markets and overheads. As a percentage of sales, SG&A decreased 30 basis points as compared with the first quarter of 1998.

Other expense, net, includes gains on land sales and other homebuilding-related expenses. Other expense, net, has also historically included the net operating results of Pulte's Builder's Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. For the quarter, other expense, net, increased $418, reflecting amortization of goodwill expense associated with homebuilding acquisitions and other expenses, offset by gains on land sales.

The average selling price during the three month period ended March 31, 1999 was $174, an increase from the average selling price of $166 in the comparable period of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

Information related to interest in inventory is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1999       1998
                                                      -------    -------
Interest in inventory at beginning of period.......   $16,356    $14,719
Interest capitalized ..............................     6,323      5,049
Interest expensed    ..............................    (4,145)    (3,886)
                                                      -------    -------
Interest in inventory at end of period.............   $18,534    $15,882
                                                      =======    =======

At March 31, 1999, Pulte's domestic homebuilding operations controlled approximately 62,800 lots, of which approximately 39,500 lots were owned and approximately 23,300 lots were controlled through option agreements.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The following table presents selected financial data for Pulte's international homebuilding operations for the three months ended March 31, 1999 and 1998.
                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1999        1998
                                                          ----        ----
Pre-tax income:
   Revenues .........................................   $ 8,323     $ 4,116
   Cost of sales.....................................    (7,929)     (3,572)
   Selling, general and administrative expense.......    (1,187)     (1,293)
   Other income, net.................................        26          12
   Equity in income of Mexico operations.............     1,607       1,601
                                                        -------     -------
   Pre-tax income ...................................   $   840     $   864
                                                        =======     =======
   Unit settlements:
      Pulte..........................................       101          52
      Pulte-affiliated entities......................     1,867       1,410
                                                        -------     -------
        Total Pulte and Pulte-affiliates.............     1,968       1,462
                                                        =======     =======

Pre-tax income for the three month period ended March 31, 1999, from the Company's international operations was relatively unchanged as compared with the same period of the prior year. With a new management team in place and the repositioning of land positions and product offerings, 1999 represents a rebuilding year for the Puerto Rico business. Foreign currency exchange gains in Mexico amounted to $79 for the quarter, reflecting a 4% increase in the value of the Mexican peso against the U.S. dollar.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $27,200 at March 31, 1999. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of March 31, 1999, the Company's net investment in the Juarez-based joint venture approximated $17,400.

Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. This venture is expected to build more than 3,000 units over the next two years, supporting Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture call for eight new housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. Prior to the formation of the joint venture, DRT had six of these projects under construction and had secured permitting for the two remaining projects. At March 31, 1999, the Company's net investment in this joint venture approximated $5,000.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Active Adult Homebuilding operations are primarily conducted through a 50%-owned joint venture Active Adult operations acquire and develop major Active Adult residential communities, highly amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The venture is presently headquartered in Phoenix, Arizona, and is developing four communities located in Arizona, California and New Jersey, and is evaluating opportunities to add more communities later in 1999. Springfield at Whitney Oaks, the Venture's Active Adult Community in Northern California, recently received the Gold Achievement Award for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing. At March 31, 1999, the Company's aggregate net investment in the Active Adult joint venture approximated $18,300.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three month period ended March 31, 1999 and 1998. Prior year data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, the date upon which the formation of the joint venture occurred. 1999 data reflect the equity in income of the joint venture entity and the operations of Pulte's one remaining Active Adult community.
                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                1999         1998
                                                ----         ----
Pre-tax income (loss):
   Revenues ............................     $    104      $  9,152
   Cost of sales .......................          (77)       (7,311)
   Selling, general and administrative
     expense ...........................         --          (3,598)
   Other income (expense), net .........            3          (267)
   Equity in income of joint venture ...          256           564
                                             --------      --------
   Pre-tax income (loss) ...............     $    286      $ (1,460)
                                             ========      ========

Pulte and Pulte-affiliate:
   Average sales price .................     $    204      $    171
                                             ========      ========
   Unit settlements ....................          128            80
                                             ========      ========
   Net new orders - units ..............          179           215
                                             ========      ========

   Net new orders - dollars ............     $ 36,500      $ 39,500
                                             ========      ========
   Backlog - units .....................          222           249
                                             ========      ========

   Backlog - dollars ...................     $ 47,600      $ 44,600
                                             ========      ========

Net new orders decreased for the three month period ended March 31, 1999 by 36 units, and unit settlements increased by 60%, both reflecting the build out of Pulte's one remaining Active Adult community, and the ramping up of new communities for the joint venture. The decreases in revenues, cost of sales, selling, general and administrative expense, and other income (expense) reflect the overall decreased activity in the one remaining community in Pulte's Active Adult operating subsidiary, which recorded its final unit settlement in January 1999.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through Pulte Financial Companies, Inc. (PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations for the three month periods ended March 31, 1999 and 1998, is as follows:
                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       1999       1998
                                       ----       ----
   Pre-tax income (loss):
      Mortgage banking ............   $5,566     $2,411
      Financing activities ........    1,635        (23)
                                      ------     ------
         Pre-tax income ...........   $7,201     $2,388
                                      ======     ======


Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                        1999      1998
                                        ----      ----
Total originations:
     Loans ........................      3,109     2,372
                                      ========  ========
     Principal ....................   $422,300  $305,400
                                      ========  ========
Originations for Pulte customers:
     Loans ........................      2,221     1,795
                                      ========  ========
     Principal ....................   $312,300  $234,900
                                      ========  ========

Mortgage unit origination volume for the three month period ended March 31, 1999, increased 31% over the comparable 1998 period, driven primarily by a 24% increase in unit sales realized in Pulte's homebuilding operations and a 54% increase in origination volume in the retail sector. Refinancings represented 10% of total loan originations for the three month period ended March 31, 1999. At March 31, 1999, loan application backlog increased 36% to $623,000 as compared with $459,300 at March 31, 1998. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 1999, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2000, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

During the three months ended March 31, 1999, origination fees increased 55% over the comparable period of the prior year. The increase in origination fees is due to the overall increase in loan originations, higher revenues per loan and an increase in non-funded, brokered loans. Pricing and marketing gains increased $3,251 for the quarter, primarily the result of increased funded mortgage originations and increased servicing retained loan production. Net interest income increased 64% due to higher funded production and a widening of the yield curve.

Financing Activities:

The Company's secured financing operations, which had been conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI), included the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. During the quarter, PFCI recognized a net gain of approximately $1,700 in connection with the early redemption of its remaining mortgage-backed bond portfolio.


Corporate:

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity. The Company views the corporate function as a form of research and development, by exploring and nurturing strategic initiatives centered on new business and product development. As a result, the corporate segment's operating results will vary from quarter to quarter as these strategic initiatives evolve.

The following table presents corporate results of operations for the three months ended March 31, 1999 and 1998:

                                        Three Months Ended
                                             March 31,
                                        ------------------
                                         1999       1998
                                         ----       ----
Net interest expense ..............     $4,444     $3,464
Other corporate expenses, net .....      3,292        831
                                        ------     ------
Loss before income taxes ..........     $7,736     $4,295
                                        ======     ======

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Pre-tax loss of the Company's corporate business segment increased $3,441 from the three month period ended March 31, 1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,000 in the corporate net interest spread attributed to increased capital investment in the domestic homebuilding operations, and an increase of approximately $2,500 in other expense, net. 1998 other corporate expense, net amounted to $800, reflecting several one-time events, such as a gain of approximately $5,000 on the sale of Expression Homes which was partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.


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

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of March 31, 1999, the Company has severed employment with approximately 150 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1998 to March 31, 1999:

                                         Balance at       1999      Balance at
                                        December 31,     Reserve     March 31,
Type of Cost                               1998           Uses         1999
------------                            ------------    ---------   ----------
Homebuilding operations:
   Employee separation and other ...      $ 1,502       $  (319)     $ 1,183
   Other ...........................          255           (71)         184
                                          -------       -------      -------
                                            1,757          (390)       1,367
                                          -------       -------      -------
Mortgage Banking operations:
   Employee separation and other ...          337            (2)         335
   Other ...........................           79           (32)          47
                                          -------       -------      -------
                                              416           (34)         382
                                          -------       -------      -------
Corporate:
   Employee separation and other ...          922          (282)         640
                                          -------       -------      -------
                                          $ 3,095       $  (706)     $ 2,389
                                          =======       =======      =======

The remaining accrual for restructuring costs at March 31, 1999 primarily relates to longer term severance agreements and deferred compensation liabilities which are expected to be fully paid by December 31, 2000.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities amounted to $28,774, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in inventory levels resulting from land purchases offset by a decrease in PMC's holdings of residential mortgage loans available-for-sale, increases in net income and other assets and an increase in accounts payable. Net cash provided by investing activities increased from $1,759 in 1998 to $29,943 in 1999 due primarily to the sale of the underlying collateral of PFCI's mortgage-backed bond portfolio which was redeemed during the quarter. Net cash used in financing activities increased to $82,337 in 1999, compared with $54,293 in 1998. This increase reflects PFCI's redemption of its remaining mortgage-backed bond portfolio, payments on collateralized short-term debt related to PMC's residential mortgage loan portfolio, offset by increased borrowings of $30,000 under the Company's revolving credit facility.

The Company finances its land acquisitions and its development and construction activities from internally generated funds and existing credit agreements. The Company had $30,000 of borrowings under its $210,000 unsecured revolving credit facility at March 31, 1999. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 1999, amounted to $250,000, and was subsequently increased to $275,000 during April, an amount deemed adequate to cover foreseeable needs. There were approximately $134,000 of borrowings outstanding under the $250,000 PMC arrangement at March 31, 1999. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The Company's income tax liabilities are affected by a number of factors. Management anticipates that the Company's effective tax rate for 1999 will range between 39% and 40%.

At March 31, 1999, the Company had cash and equivalents of $44,030 and total indebtedness of $571,759. The Company's total long-term indebtedness includes $487,545 of unsecured senior notes, $22,405 unsecured senior subordinated debentures, a $21,000 unsecured promissory note and other Pulte limited recourse debt of $10,809. The Company also has other non-recourse short-term notes payable of $49,090 and First Heights advances of $760. The $22,405 unsecured senior subordinated debenture and the first $7,000 installment due under the $21,000 unsecured promissory note are also payable during 1999.

Sources of the Company's working capital at March 31, 1999 include its cash and equivalents, its $210,000 committed unsecured revolving credit facility and its $10,000 uncommitted bank credit arrangement. During the second quarter and for the remainder of 1999, management anticipates utilizing additional financing resources, including, depending on market conditions, securities offerings, to meet its projected homebuilding and corporate working capital requirements. As the Company continues to seek strategic acquisition opportunities, it will consider alternative financing sources, as needed, to fund such transactions.

Discontinued Operations:

The Company's remaining investment in First Heights at March 31, 1999 approximated $28,000. Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FSLIC Resolution Fund (FRF) were exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF.
                                     31

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations (continued):

As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the Final Judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $110 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.

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

                                                                                1999 Expected Date
                                                                                     of Completion
IT related Systems                               IT Dependency   Phase/Status         (all Phases)
------------------                               -------------   ------------   ------------------
1. Integrated Business Systems
     -  Financial accounting                     High                  3             September 30
     -  Sales & Construction support             Medium                3             September 30
     -  Service management                       Low               Complete              Complete
     -  Payroll and Benefits administration      High              Complete              Complete

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

The Company's trade contractors/suppliers in general are not highly reliant on information systems for delivery of service or materials to the job-site, as is the case for the majority of the homebuilding industry. Day-to-day business communication of printed schedules and home specification information typically occurs via fax or manual exchange in printed form (as opposed to electronically, e.g., via EDI data communications). Pulte will be providing Year 2000 risk assessment guidelines to its field operations and purchasing managers during the year to ensure that any predictable Year 2000-related issues can be identified and resolved, or alternative supplier relationships

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance (continued):

established with compliant service providers. Current Pulte operating policy normally requires that supply relationships be established locally with at least two alternative sources for all building tasks and materials supply. The Company has either already exchanged Year 2000 readiness information with all national contract suppliers, or will have completed this activity by the second quarter of 1999. Such Year 2000 readiness information has already been exchanged with all of the Company's major banks. In conjunction with the financial accounting systems replacement initiative, the Company is also currently upgrading its cash management system. Verification testing will be performed with each major bank to the extent possible, with full implementation scheduled for the second quarter of 1999.

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

Costs Related to Year 2000

Cumulative spending for the Company's internally-developed business software was approximately $6,360 through March 31, 1999, and additional spending for the remainder of 1999 to complete the project is expected to amount to $5,000. In addition to the software development costs, the Company expects to incur additional expenses to be Year 2000 compliant; however, the Company does not expect the cost for such compliance to have a material impact on its liquidity, financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

There have been no material changes in the Company's market risk during the three months ended March 31, 1999.

Qualitative disclosure:

This information is set forth on pages 29 and 30 of Part II, of Item 7.A., Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference. As discussed herein on page 22 of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operation, Pulte Financial Companies, Inc.
(PFCI), a subsidiary of the Company redeemed its remaining mortgage-backed bond portfolio, the balance of which remained outstanding at December 31, 1998 in the amount of $28,075, and recorded a net realized gain on this transaction of approximately $1,700.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                              ($000's omitted)

Forward-Looking Statements:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3., "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including: the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially; its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company's appeal in the District Court litigation with the FDIC), its ability to correct all material applications addressing the Year 2000 problem; as well as, the ability of the Company's vendors to correct all material applications addressing the Year 2000 problem, and the Company's assessment of the Year 2000 problem's impact on its financial results and operations.

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

     On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest and future tax sharing but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance, including the FRF notes, its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post- judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $110 million pending resolution of the appeals process. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

     For further information concerning the District Court Case and a second lawsuit filed on December 26, 1995 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States, see Note 4, notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.



Item 6(a).  Exhibits

                                                Page herein or incorporated
     Exhibit number and description             by reference from
     ------------------------------             ---------------------------

        (27)  Financial Data Schedule

        All other exhibits are omitted from
        this report because they are not
        applicable.

Item 6(b).  Reports on Form 8-K

Form 8-K dated February 26, 1999

       Item 5.   Other Events

       Disclosed that On January 31, 1999, Pulte Corporation (the "Company") entered into an indenture supplement with The Bank of New York as Successor Trustee to NationsBank of Georgia, National Association, concerning $100,000,000 aggregated principal amount of 7% senior notes of the Company due 2003, and $115,000,000 aggregated principal amount of 8-3/8% senior notes of the Company due 2004; and that on January 31, 1999, the Company entered into an indenture supplement with The First National Bank of Chicago, a national banking association, concerning $125,000,000 aggregated principal amount of 7.3% senior notes of the Company due 2005, and $120,000,000 aggregated principal amount of 7.625% senior notes of the Company due 2017, for the purpose of adding and updating subsidiary companies as guarantors of the Guaranteed Obligations under the indentures.

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

                                            Date: May 11, 1999