Form 10-Q
period 1999-06-30
PULTE CORP
filed 1999-08-16
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1999
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             YES __X__    NO _____

Number of shares of common stock outstanding as of  July 31, 1999: 43,247,780

                               Total pages: 40

                           Listing of exhibits: 39





                              PULTE CORPORATION

                                    INDEX

                                                                      Page No.
                                                                      --------
PART I  FINANCIAL INFORMATION

  Item 1 Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets, June 30, 1999 and
    December 31, 1998 ..............................................    3

  Condensed Consolidated Statements of Income, Three and Six Months
    Ended June 30, 1999 and 1998 ...................................    4

  Condensed Consolidated Statement of Shareholders' Equity, Six
   Months Ended June 30, 1999 ......................................    5

  Condensed Consolidated Statements of Cash Flows, Six Months Ended
    June 30, 1999 and 1998 .........................................    6

  Notes to Condensed Consolidated Financial Statements .............    8

  Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................   23

  Item 3  Quantitative and Qualitative Disclosures About Market Risk   37

PART II  OTHER INFORMATION

  Item 1  Legal Proceedings ........................................   39

  Item 4  Submission of Matters to a Vote of Security Holders ......   39

  Item 5  Other Information ........................................   39

  Item 6  Exhibits .................................................   39


  SIGNATURES .......................................................   40


                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

ASSETS
                                                       June 30,   December 31,
                                                        1999         1998
                                                     -----------  -----------
                                                     (Unaudited)     (Note)
Cash and equivalents .............................   $   25,217   $  125,198
Unfunded settlements .............................       67,732       49,140
House and land inventories .......................    1,723,814    1,455,208
Mortgage-backed and related securities ...........         --         29,290
Residential mortgage loans and other
  securities available-for-sale ..................      159,981      234,974
Other assets .....................................      400,521      367,351
Discontinued operations ..........................       90,367       88,678
                                                     ----------   ----------
   Total assets ..................................   $2,467,632   $2,349,839
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities,
      including book overdrafts of $115,791 and
      $112,688 in 1999 and 1998, respectively ....   $  622,505   $  575,373
   Unsecured short-term borrowings ...............      112,800         --
   Collateralized short-term debt, recourse
      solely to applicable subsidiary assets .....      146,625      217,060
   Mortgage-backed bonds, recourse solely
      to applicable subsidiary assets ............         --         28,075
   Income taxes ..................................        8,066        9,592
   Subordinated debentures and senior notes ......      540,944      542,039
   Discontinued operations .......................       56,501       56,258
                                                     ----------   ----------
      Total liabilities ..........................    1,487,441    1,428,397
   Shareholders' equity ..........................      980,191      921,442
                                                     ----------   ----------
   Total liabilities and shareholder's equity ....   $2,467,632   $2,349,839
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

                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                    June 30,
                                                           -----------------------    -------------------------
                                                              1999          1998          1999          1998
                                                           ----------   ----------    -----------   -----------
Revenues:
   Homebuilding......................................      $  821,317   $  663,554    $ 1,488,140   $ 1,172,189
   Mortgage banking and financing, interest and other          12,423       11,377         27,169        19,736
   Corporate ........................................             412        4,766          1,310         8,343
                                                           ----------   ----------    -----------   -----------
             Total revenues..........................         834,152      679,697      1,516,619     1,200,268
                                                           ----------   ----------    -----------   -----------
Expenses:
   Homebuilding, principally cost of sales...........         759,746      621,262      1,388,305     1,112,303
   Mortgage banking and financing, interest and other           7,346        7,817         14,891        13,788
   Corporate, net....................................           9,323       12,170         17,957        20,042
                                                           ----------   ----------    -----------   -----------
             Total expenses..........................         776,415      641,249      1,421,153     1,146,133
                                                           ----------   ----------    -----------   -----------
Other income:
   Equity in income of Pulte-affiliates..............             297          248          2,160         2,413
                                                           ----------   ----------    -----------   -----------
Income from continuing operations before income
   taxes.............................................          58,034       38,696         97,626        56,548
Income taxes ........................................          20,971       15,090         36,609        22,052
                                                           ----------   ----------    -----------   -----------
Income from continuing operations....................          37,063       23,606         61,017        34,496
Income from discontinued thrift operations,
   net of income taxes...............................              53          238            429           609
                                                           ----------   ----------    -----------   -----------
Net income   ........................................      $   37,116   $   23,844    $    61,446   $    35,105
                                                           ==========   ==========    ===========   ===========

Per share data:
   Basic:
     Income from continuing operations...............      $      .86   $      .55    $      1.41   $       .81
     Income from discontinued operations.............              --           --            .01           .01
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .86   $      .55    $      1.42   $       .82
                                                           ==========   ==========    ===========   ===========
   Assuming dilution:
     Income from continuing operations...............      $      .85   $      .54    $      1.37   $       .79
     Income from discontinued operations.............              --           --            .01           .02
                                                           ----------   ----------    -----------   -----------
     Net income......................................      $      .85   $      .54    $      1.38   $       .81
                                                           ==========   ==========    ===========   ===========
   Cash dividends declared...........................      $      .04   $      .04    $       .08   $       .07
                                                           ==========   ==========    ===========   ===========
   Number of shares used in calculation:
     Basic:
        Weighted-average common shares outstanding...          43,245       43,039         43,239        42,815
     Assuming dilution:
        Effect of dilutive securities - stock options             593          913          1,376           793
                                                           ----------   ----------    -----------   -----------
        Adjusted weighted-average common shares
             and effect of dilutive securities.......          43,838       43,952         44,615        43,608
                                                           ==========   ==========    ===========   ===========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                                             Accumulated
                                                              Additional        Other
                                                 Common        Paid-in      Comprehensive    Retained
                                                 Stock         Capital         Income        Earnings         Total
                                                 ------       ----------    -------------    --------         -----
Shareholders' Equity, December 31, 1998 ....     $     432     $  75,051     $   1,130      $ 844,829      $ 921,442
Exercise of stock options ..................            --         1,659            --             --          1,659
Cash dividends declared ....................            --            --            --         (3,459)        (3,459)
Comprehensive income:
    Net income .............................            --            --            --         61,446         61,446
    Change in unrealized gains on securities
      available-for-sale, net of
      income taxes .........................            --            --        (1,130)            --         (1,130)
    Foreign currency translation
      adjustments ..........................            --            --           233             --            233
                                                 ---------     ---------     ---------      ---------      ---------
Shareholders' Equity, June 30, 1999 ........     $     432     $  76,710     $     233      $ 902,816      $ 980,191
                                                 =========     =========     =========      =========      =========

    See accompanying notes to condensed consolidated financial statements.

                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             ------------------------
                                                                               1999            1998
                                                                             ---------      ---------
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ..................................     $  61,017      $  34,496
    Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
          Amortization, depreciation and other .........................         6,107          1,838
          Deferred income taxes ........................................        (1,402)        (5,908)
          Gain on sale of securities ...................................        (1,664)            --
          Increase (decrease) in cash due to:
                  Inventories ..........................................      (268,606)         4,125
                  Residential mortgage loans available-for-sale ........        73,508         20,588
                  Other assets .........................................       (64,341)        27,860
                  Accounts payable and accrued liabilities .............        62,517        (12,318)
                  Income taxes .........................................         5,732         13,335
                                                                             ---------      ---------
Net cash provided by (used in) operating activities ....................      (127,132)        84,016
                                                                             ---------      ---------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale ................        27,886             --
    Principal payments of mortgage-backed securities ...................         1,490          4,517
    Cash paid for acquisitions, net of cash acquired ...................            --        (43,969)
    Other, net .........................................................          (567)          (321)
                                                                             ---------      ---------
Net cash provided by (used in) investing activities ....................        28,809        (39,773)
                                                                             ---------      ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds ................................       (28,077)        (4,982)
    Proceeds from borrowings ...........................................       112,800         15,975
    Repayment of borrowings ............................................       (84,558)       (23,045)
    Dividends paid......................................................        (3,459)        (2,994)
    Other, net .........................................................         1,636          5,548
                                                                             ---------      ---------
Net cash used in financing activities ..................................        (1,658)        (9,498)
                                                                             ---------      ---------
Net increase (decrease) in cash and equivalents - continuing operations      $ (99,981)     $  34,745
                                                                             ---------      ---------

                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                                 Six Months Ended
                                                                       June 30,
                                                              ------------------------
                                                                  1999          1998
                                                              ----------    ----------
Discontinued Operations:

Cash flows from operating activities:
    Income from discontinued operations ..................   $     429    $     609
    Change in deferred taxes .............................       7,451       11,824
    Change in income taxes ...............................      (7,258)     (12,583)
    Other changes, net ...................................       1,217        6,548
Cash flows from investing activities:
    Purchase of securities available-for-sale ............         219      (21,809)
    Principal payments of mortgage-backed securities .....        --         17,384
    Decrease (increase) in Covered Assets and
      FSLIC Resolution Fund (FRF) receivables ............      (1,971)      29,741
Cash flows from financing activities:
    Increase in deposit liabilities ......................        --         25,367
    Repayment of borrowings ..............................        --        (31,560)
    Decrease in Federal Home Loan Bank (FHLB) advances ...        --         (3,100)
                                                             ---------    ---------
Net increase in cash and equivalents
    discontinued operations ..............................          87       22,421
                                                             ---------    ---------

Net increase (decrease) in cash and equivalents ..........     (99,894)      57,166
Cash and equivalents at beginning of period ..............     125,329      247,308
                                                             ---------    ---------

Cash and equivalents at end of period ....................   $  25,435    $ 304,474
                                                             =========    =========

Cash - continuing operations .............................   $  25,217    $ 279,901
Cash - discontinued operations ...........................         218       24,573
                                                             ---------    ---------
                                                             $  25,435    $ 304,474
                                                             =========    =========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
      Interest, net of amount capitalized:
       Continuing operations .............................   $   6,360    $  16,947
       Discontinued operations ...........................        --            956
                                                             ---------    ---------
                                                             $   6,360    $  17,903
                                                             =========    =========
    Income taxes .........................................   $  30,956    $  12,078
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     Certain 1998 classifications have been changed to conform with the 1999 presentation.

     International operations are conducted in Mexico and Puerto Rico. Mexico homebuilding operations comprise several equity investments which are accounted for under the equity method. Gains and losses resulting from the change in Mexican peso exchange rates are recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation. During 1998, the Mexican economy was considered hyper-inflationary; accordingly, SFAS 52 required that the U.S. dollar be the assumed functional currency of the Company's investments in Mexico. During 1998, the three-year cumulative rate of inflation in Mexico fell below 100%; resulting in the Mexican economy no longer being considered hyperinflationary. Effective January 1, 1999, the functional currency of the Company's investments in Mexico is the Mexican peso.

     The Company's comprehensive income other than net income consists of unrealized gains/(losses) on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended June 30, 1999 and 1998, the Company's comprehensive income other than net income amounted to $226 and $(127), respectively, net of tax (benefit)/provision of $0 and $(123), respectively. For the six months ended June 30, 1999 and 1998, the Company's comprehensive income other than net income amounted to $(897) and $(324), respectively, net of tax (benefit)/provision of $(772) and $(185), respectively.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 2000, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.


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

     At the time, the Company expected to complete the plan of disposal within a reasonable period of time; however, contractual disputes with the FDIC prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

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

     Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three and six months ended June 30, 1999 amounted to $915 and $2,085 respectively. Revenues for the comparable periods of 1998 were $1,779 and $3,566, respectively. For the three and six months ended June 30, 1999, discontinued thrift operations provided after-tax income of $53 and $429, respectively. After tax income for the comparable periods of 1998 were $238 and $609, respectively.

3.   Segment information

     The Company has three reportable segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business lines:

       o Domestic Homebuilding, the Company's core business, is engaged in the acquisition/development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, move-up and semi-custom home buyer groups.

       o International Homebuilding is primarily engaged in the acquisition/development of land primarily for residential purposes, and the construction of housing on such land in Puerto Rico and Mexico.

       o Active Adult Homebuilding conducts its operations primarily through a joint venture, and is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years.

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

                                                   Operating Data by Segment

                                          Three Months Ended          Six Months Ended
                                               June 30,                  June 30,
                                       -----------------------   -----------------------
                                          1999         1998         1999         1998
                                          ----         ----         ----         ----
Revenues:
   Homebuilding ....................   $  821,317   $  663,554   $1,488,140   $1,172,189
   Financial Services ..............       12,423       11,377       27,169       19,736
   Corporate .......................          412        4,766        1,310        8,343
                                       ----------   ----------   ----------   ----------
        Total revenues .............      834,152      679,697    1,516,619    1,200,268
                                       ----------   ----------   ----------   ----------
Cost of sales:
   Homebuilding ....................      680,220      560,056    1,235,908      990,056
   Financial Services ..............         --           --           --           --
   Corporate .......................         --           --           --           --
                                       ----------   ----------   ----------   ----------
        Total cost of sales ........      680,220      560,056    1,235,908      990,056
                                       ----------   ----------   ----------   ----------
Selling, general and administrative:
   Homebuilding ....................       73,341       56,062      140,627      111,911
   Financial Services ..............        5,481        4,901       10,887        9,065
   Corporate .......................        1,394        2,182        3,428        3,833
                                       ----------   ----------   ----------   ----------
        Total selling, general and
          administrative ...........       80,216       63,145      154,942      124,809
                                       ----------   ----------   ----------   ----------
Interest:
   Homebuilding ....................        5,429        4,957        9,574        8,843
   Financial Services ..............        1,715        2,916        3,754        4,523
   Corporate .......................        5,199        7,320        9,716       13,329
                                       ----------   ----------   ----------   ----------
        Total interest .............       12,343       15,193       23,044       26,695
                                       ----------   ----------   ----------   ----------
Other expense, net:
   Homebuilding ....................          756          187        2,196        1,493
   Financial Services ..............          150         --            250          200
   Corporate .......................        2,730        2,668        4,813        2,880
                                       ----------   ----------   ----------   ----------
        Total other expense, net ...        3,636        2,855        7,259        4,573
                                       ----------   ----------   ----------   ----------

Total costs and expenses ...........      776,415      641,249    1,421,153    1,146,133
                                       ----------   ----------   ----------   ----------
Equity in income of joint ventures:
   Homebuilding ....................          297          248        2,160        2,413
   Financial Services ..............         --           --           --           --
   Corporate .......................         --           --           --           --
                                       ----------   ----------   ----------   ----------
        Total equity in income of
          joint ventures ...........          297          248        2,160        2,413
                                       ----------   ----------   ----------   ----------
  Income from continuing operations
    before income taxes ............   $   58,034   $   38,696   $   97,626   $   56,548
                                       ==========   ==========   ==========   ==========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.   Segment information (continued)

     Asset Data by Segment                                      Financial
                                                 Homebuilding   Services    Corporate      Total
                                                 ------------   --------    ---------      -----
     At June 30, 1999:
         House inventory ......................   $  519,582   $     --     $     --     $  519,582
         Land inventory .......................    1,204,232         --           --      1,204,232
                                                  ----------   ----------   ----------   ----------
              Total Inventory .................   $1,723,814   $     --     $     --     $1,723,814
                                                  ==========   ==========   ==========   ==========
         Identifiable assets ..................   $2,086,201   $  171,022   $  120,042   $2,377,265
         Assets of discontinued operations ....                                              90,367
                                                                                         ----------
         Total assets .........................                                          $2,467,632
                                                                                         ==========
     At December 31, 1998:
         House inventory ......................   $  403,443   $     --     $     --     $  403,443
         Land inventory .......................    1,051,765         --           --      1,051,765
                                                  ----------   ----------   ----------   ----------
              Total Inventory .................   $1,455,208   $     --     $     --     $1,455,208
                                                  ==========   ==========   ==========   ==========
         Identifiable assets ..................   $1,782,644   $  274,488   $  204,029   $2,261,161
         Assets of discontinued operations ....                                              88,678
                                                                                         ----------
         Total assets .........................                                          $2,349,839
                                                                                         ==========

4.   Commitments and contingencies

     The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.

     First Heights-Related Litigation

     The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

4.   Commitments and contingencies (continued)

     First Heights-Related Litigation (continued)

     The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts' pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government's obligation not to require contributions of capital greater than those required by the contract. The United States has filed a motion for summary judgment against the Company in the Court of Federal Claims Case, and the Company's opposition to the motion is presently due in October, 1999.

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


5.   Subsequent Event

     On August 10, 1999, the Company and Blackstone Real Estate Advisors
     (BRE) closed an agreement, effective July 1, 1999, for the Company's purchase of BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million, net of liabilities assumed. Purchase price will be allocated based on the fair market value of assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte will own 100% of the Active Adult operations, the results of which will be consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment.

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.   Supplemental guarantor information

     The Company has the following outstanding Senior Note obligations: (1) $100,000, 7%, due 2003, (2) $115,000, 8.375%, due 2004, (3) $125,000,
     7.3%, due 2005, and (4) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned Domestic and Active Adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, International, PMC, First Heights, and PFCI. See Note 1 for additional information on the Company's Guarantor and non-Guarantor subsidiaries.

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

                         CONSOLIDATING BALANCE SHEET
                                JUNE 30, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                Consolidated
                                                    Pulte       Guarantor    Non-Guarantor  Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------  -----------   ------------
ASSETS
Cash and equivalents .........................   $        27   $    22,932   $     2,258    $      --      $    25,217
Unfunded settlements .........................          --          76,100        (8,368)          --           67,732
House and land inventories ...................          --       1,699,886        23,928           --        1,723,814
Residential mortgage loans and other
  securities available-for-sale ..............          --            --         159,981           --          159,981
Land held for sale and future development ....          --          57,138          --             --           57,138
Other assets .................................        15,422       191,630        61,995           --          269,047
Deferred income taxes ........................        74,336          --            --             --           74,336
Discontinued operations ......................          --            --          90,367           --           90,367
Investment in subsidiaries ...................     1,138,519        15,340     1,138,928     (2,292,787)          --
Advances receivable - subsidiaries ...........       454,524           489        47,340       (502,353)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,682,828   $ 2,063,515   $ 1,516,429    $(2,795,140)   $ 2,467,632
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities .....   $    65,194   $   509,693   $    47,618    $      --      $   622,505
Unsecured short-term borrowings ..............       112,800          --            --             --          112,800
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets .....          --            --         146,625           --          146,625
Income taxes .................................         8,066          --            --             --            8,066
Subordinated debentures and senior notes .....       487,593        32,351        21,000           --          540,944
Discontinued operations ......................          --            --          56,501           --           56,501
Advances payable - subsidiaries ..............        28,984       412,899        60,470       (502,353)          --
                                                 -----------   -----------   -----------    -----------    -----------
      Total liabilities ......................       702,637       954,943       332,214       (502,353)     1,487,441
Shareholders' equity .........................       980,191     1,108,572     1,184,215     (2,292,787)       980,191
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,682,828   $ 2,063,515   $ 1,516,429    $(2,795,140)   $ 2,467,632
                                                 ===========   ===========   ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)


6.  Supplemental guarantor information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1998

                                                              Unconsolidated
                                                 -----------------------------------------                Consolidated
                                                    Pulte       Guarantor    Non-Guarantor  Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------  -----------   ------------
ASSETS
Cash and equivalents .........................   $    76,555   $    46,109   $     2,534    $      --      $   125,198
Unfunded settlements .........................          --          57,135        (7,995)          --           49,140
House and land inventories ...................          --       1,431,245        23,963           --        1,455,208
Mortgage-backed and related securities .......          --            --          29,290           --           29,290
Residential mortgage loans and other
   securities available-for-sale .............          --            --         234,974           --          234,974
Land held for sale and future development ....          --          35,977          --             --           35,977
Other assets .................................        17,949       178,020        55,742           --          251,711
Deferred income taxes ........................        80,385          --            (722)          --           79,663
Discontinued operations ......................          --            --          88,678           --           88,678
Investment in subsidiaries ...................     1,066,313        16,958     1,062,114     (2,145,385)          --
Advances receivable - subsidiaries ...........       271,915           485        46,405       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities ...............................   $    62,014   $   461,766   $    51,593    $      --      $   575,373
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ....          --            --         217,060           --          217,060
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets ....          --            --          28,075           --           28,075
Income taxes .................................         9,592          --            --             --            9,592
Subordinated debentures and senior
   notes .....................................       487,496        33,543        21,000           --          542,039
Discontinued operations ......................          --            --          56,258           --           56,258
Advances payable - subsidiaries ..............        32,573       230,491        55,741       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
      Total liabilities ......................       591,675       725,800       429,727       (318,805)     1,428,397
Shareholders' equity .........................       921,442     1,040,129     1,105,256     (2,145,385)       921,442
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1999

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................   $      --      $ 1,473,624   $    14,516    $      --      $ 1,488,140
  Mortgage banking and financing,
    interest and other .......................          --             --          27,169           --           27,169
  Corporate ..................................            75           --           1,235           --            1,310
                                                 -----------    -----------   -----------    -----------    -----------
Total revenues ...............................            75      1,473,624        42,920           --        1,516,619
                                                 -----------    -----------   -----------    -----------    -----------
Expenses:
  Homebuilding:
  Cost of sales ..............................          --        1,222,238        13,670           --        1,235,908
  Selling, general and administrative
    and other expense ........................           707        150,438         1,252           --          152,397
  Mortgage banking and financing,
    interest and other .......................          --             --          14,891           --           14,891
  Corporate, net .............................        16,012          1,449           496           --           17,957
                                                 -----------    -----------   -----------    -----------    -----------
Total expenses ...............................        16,719      1,374,125        30,309           --        1,421,153
                                                 -----------    -----------   -----------    -----------    -----------
Other Income:
Equity in income of Pulte-affiliates .........          --              816         1,344           --            2,160
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
    of subsidiaries ..........................       (16,644)       100,315        13,955           --           97,626
Income taxes (benefit) .......................        (7,972)        38,471         6,110           --           36,609
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....        (8,672)        61,844         7,845           --           61,017
Income  (loss) from discontinued
  operations .................................          (728)          --           1,157           --              429
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) before equity in income
  of subsidiaries ............................        (9,400)        61,844         9,002           --           61,446
                                                 -----------    -----------   -----------    -----------    -----------
Equity in income of subsidiaries:
  Continuing operations ......................        69,689          6,578        63,570       (139,837)          --
  Discontinued operations ....................         1,157           --            --           (1,157)          --
                                                 -----------    -----------   -----------    -----------    -----------
                                                      70,846          6,578        63,570       (140,994)          --
                                                 -----------    -----------   -----------    -----------    -----------
Net income ...................................   $    61,446    $    68,422   $    72,572    $  (140,994)   $    61,446
                                                 ===========    ===========   ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1999

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................     $   --        $815,124       $  6,193      $   --          $821,317
  Mortgage banking and financing,
    interest and other .......................         --            --           12,423          --            12,423
  Corporate ..................................            2          --              410          --               412
                                                   --------      --------       --------      --------        --------
Total revenues ...............................            2       815,124         19,026          --           834,152
                                                   --------      --------       --------      --------        --------
Expenses:
  Homebuilding:
    Cost of sales ............................         --         674,479          5,741          --           680,220
    Selling, general and administrative
      and other expense ......................          432        79,201           (107)         --            79,526
  Mortgage banking and financing, interest
    and other ................................         --            --            7,346          --             7,346
  Corporate, net .............................        8,953           686           (316)         --             9,323
                                                   --------      --------       --------      --------        --------
Total expenses ...............................        9,385       754,366         12,664          --           776,415
                                                   --------      --------       --------      --------        --------
Other Income:
Equity in income (loss) of Pulte-affiliates ..         --             560           (263)         --               297
                                                   --------      --------       --------      --------        --------
Income (loss) from continuing operations
  before income taxes and equity in income
    of subsidiaries ..........................       (9,383)       61,318          6,099          --            58,034
Income taxes (benefit) .......................       (5,208)       23,547          2,632          --            20,971
                                                   --------      --------       --------      --------        --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....       (4,175)       37,771          3,467          --            37,063
Income (loss) from discontinued operations ...         (477)         --              530          --                53
                                                   --------      --------       --------      --------        --------
Income (loss) before equity in income
  of subsidiaries ............................       (4,652)       37,771          3,997          --            37,116
                                                   --------      --------       --------      --------        --------

Equity in income of subsidiaries:
  Continuing operations ......................       41,238         3,130         38,517       (82,885)           --
  Discontinued operations ....................          530          --             --            (530)           --
                                                   --------      --------       --------      --------        --------
                                                     41,768         3,130         38,517       (83,415)           --
                                                   --------      --------       --------      --------        --------
Net income ...................................     $ 37,116      $ 40,901       $ 42,514      $(83,415)       $ 37,116
                                                   ========      ========       ========      ========        ========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                    For the six months ended June 30, 1998

                                                             Unconsolidated
                                                 ------------------------------------------                 Consolidated
                                                    Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation    Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------    ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................   $      --      $ 1,165,695    $     6,494    $      --      $ 1,172,189
  Mortgage banking and financing,
    interest and other .......................          --             --           19,736           --           19,736
  Corporate ..................................         5,613          1,031          1,699           --            8,343
                                                 -----------    -----------    -----------    -----------    -----------
Total revenues ...............................         5,613      1,166,726         27,929           --        1,200,268
                                                 -----------    -----------    -----------    -----------    -----------
Expenses:
  Homebuilding:
    Cost of sales ............................          --          984,336          5,720           --          990,056
    Selling, general and administrative and
      other expense ..........................           558        119,655          2,034           --          122,247
  Mortgage banking and financing, interest
    and other ................................          --             --           13,788           --           13,788
  Corporate, net .............................        20,013         (2,668)         2,697           --           20,042
                                                 -----------    -----------    -----------    -----------    -----------
Total expenses ...............................        20,571      1,101,323         24,239           --        1,146,133
                                                 -----------    -----------    -----------    -----------    -----------
Other Income:
Equity in income of Pulte-affiliates .........          --              126          2,287           --            2,413
                                                 -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
    of subsidiaries ..........................       (14,958)        65,529          5,977           --           56,548
Income taxes (benefit) .......................        (7,391)        26,234          3,209           --           22,052
                                                 -----------    -----------    -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....        (7,567)        39,295          2,768           --           34,496
Income  from discontinued operations .........           182           --              427           --              609
                                                 -----------    -----------    -----------    -----------    -----------
Income (loss) before equity in income
       of subsidiaries .......................        (7,385)        39,295          3,195           --           35,105
                                                 -----------    -----------    -----------    -----------    -----------
Equity in income of subsidiaries:
  Continuing operations ......................        42,063          3,610         39,169        (84,842)          --
  Discontinued operations ....................           427           --             --             (427)          --
                                                 -----------    -----------    -----------    -----------    -----------
                                                      42,490          3,610         39,169        (85,269)          --
                                                 -----------    -----------    -----------    -----------    -----------
Net income ...................................   $    35,105    $    42,905    $    42,364    $   (85,269)   $    35,105
                                                 ===========    ===========    ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                   For the three months ended June 30, 1998

                                                            Unconsolidated
                                                -----------------------------------------                 Consolidated
                                                   Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................   $    --       $ 661,176      $   2,378      $    --       $ 663,554
  Mortgage banking and financing,
    interest and other .......................        --            --           11,377           --          11,377
  Corporate ..................................       3,067          --            1,699           --           4,766
                                                 ---------     ---------      ---------      ---------     ---------
Total revenues ...............................       3,067       661,176         15,454           --         679,697
                                                 ---------     ---------      ---------      ---------     ---------
Expenses:
  Homebuilding:
    Cost of sales ............................        --         557,908          2,148           --         560,056
    Selling, general and administrative
      and other expense ......................          93        60,051          1,062           --          61,206
  Mortgage banking and financing, interest
    and other ................................        --            --            7,817           --           7,817
  Corporate, net .............................      10,354           520          1,296           --          12,170
                                                 ---------     ---------      ---------      ---------     ---------
Total expenses ...............................      10,447       618,479         12,323           --         641,249
                                                 ---------     ---------      ---------      ---------     ---------
Other Income:
Equity in income (loss) of Pulte-affiliates ..        --            (438)           686           --             248
                                                 ---------     ---------      ---------      ---------     ---------
Income (loss) from continuing operations
  before income taxes and equity in income
    of subsidiaries ..........................      (7,380)       42,259          3,817           --          38,696
Income taxes (benefit) .......................      (3,919)       17,179          1,830           --          15,090
                                                 ---------     ---------      ---------      ---------     ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....      (3,461)       25,080          1,987           --          23,606
Income (loss) from discontinued operations ...        (123)         --              361           --             238
                                                 ---------     ---------      ---------      ---------     ---------
Income (loss) before equity in income
  of subsidiaries ............................      (3,584)       25,080          2,348           --          23,844
                                                 ---------     ---------      ---------      ---------     ---------
Equity in income of subsidiaries:
  Continuing operations ......................      27,067         2,151         25,518        (54,736)         --
  Discontinued operations ....................         361          --             --             (361)         --
                                                 ---------     ---------      ---------      ---------     ---------
                                                    27,428         2,151         25,518        (55,097)         --
                                                 ---------     ---------      ---------      ---------     ---------
Net income ...................................   $  23,844     $  27,231      $  27,866      $ (55,097)    $  23,844
                                                 =========     =========      =========      =========     =========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1999

                                                                Unconsolidated
                                                    -----------------------------------------                 Consolidated
                                                       Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                    Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                    -----------   ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .............   $  61,017      $  68,422     $  71,415      $(139,837)     $  61,017
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
      Equity in income of subsidiaries ..........     (69,689)        (6,578)      (63,570)       139,837           --
      Amortization, depreciation and other ......          97          6,261          (251)          --            6,107
      Deferred income taxes .....................      (1,402)          --            --             --           (1,402)
      Gain on sale of securities ................        --             --          (1,664)          --           (1,664)
  Increase (decrease) in cash due to:
      Inventories ...............................        --         (268,641)           35           --         (268,606)
      Residential mortgage loans
        available-for-sale ......................        --             --          73,508           --           73,508
      Other assets ..............................       2,527        (59,865)       (7,003)          --          (64,341)
      Accounts payable and accrued liabilities ..       2,598         55,637         4,282           --           62,517
      Income taxes ..............................     (37,855)        42,573         1,014           --            5,732
                                                    ---------      ---------     ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ....................................     (42,707)      (162,191)       77,766           --         (127,132)
                                                    ---------      ---------     ---------      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of securities
    available-for-sale ..........................        --             --          27,886           --           27,886
  Principal payments of mortgage-backed
    securities ..................................        --             --           1,490           --            1,490
  Dividends received from subsidiaries ..........       2,150         11,294          --          (13,444)          --
  Other, net ....................................        --             --            (567)          --             (567)
  Investment in subsidiary ......................      (4,358)        (5,725)         --           10,083           --
  Advances to affiliates ........................    (139,022)            (4)         (551)       139,577           --
                                                    ---------      ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ....................................    (141,230)         5,565        28,258        136,216         28,809
                                                    ---------      ---------     ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ...........        --             --         (28,077)          --          (28,077)
  Proceeds from borrowings ......................     112,800           --            --             --          112,800
  Repayment of borrowings .......................        --           (8,894)      (75,664)          --          (84,558)
  Capital contributions from parent .............        --            2,458         7,625        (10,083)          --
  Advances from affiliates ......................      (3,589)       139,835         3,331       (139,577)          --
  Dividends paid ................................      (3,459)          --         (13,444)        13,444         (3,459)
  Other, net ....................................       1,657             50           (71)          --            1,636
                                                    ---------      ---------     ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ..........................     107,409        133,449      (106,300)      (136,216)        (1,658)
                                                    ---------      ---------     ---------      ---------      ---------
Net decrease in cash and
  equivalents - continuing operations ...........   $ (76,528)     $ (23,177)    $    (276)     $    --        $ (99,981)
                                                    ---------      ---------     ---------      ---------      ---------



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1999

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
       operations ............................    $     429      $    --       $   1,157        $  (1,157)   $     429
  Change in deferred income taxes ............        7,451           --            --               --          7,451
  Equity in income of subsidiaries ...........       (1,157)          --            --              1,157         --
  Change in income taxes .....................       (7,258)          --            --               --         (7,258)
  Other changes, net .........................          535           --             682             --          1,217
Cash flows from investing activities:
  Purchase of securities available-
      for-sale ...............................         --             --             219             --            219
  Decrease in Covered Assets and FRF
      receivables ............................         --             --          (1,971)            --         (1,971)
                                                  ---------      ---------     ---------        ---------    ---------
Net increase in cash and equivalents-
  discontinued operations ....................         --             --              87             --             87
                                                  ---------      ---------     ---------        ---------    ---------
Net decrease in cash and
  equivalents ................................      (76,528)       (23,177)         (189)            --        (99,894)
Cash and equivalents at beginning of
  period .....................................       76,555         46,109         2,665             --        125,329
                                                  ---------      ---------     ---------        ---------    ---------
Cash and equivalents at end of period ........    $      27      $  22,932     $   2,476        $    --      $  25,435
                                                  =========      =========     =========        =========    =========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the six months ended June 30, 1998


                                                              Unconsolidated
                                                  -----------------------------------------                 Consolidated
                                                     Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                  Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                  -----------   ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ...........    $  34,496     $  42,905     $  41,937      $ (84,842)     $  34,496
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
      Equity in income of subsidiaries ........      (42,063)       (3,610)      (39,169)        84,842           --
      Amortization, depreciation and other ....           96         1,491           251           --            1,838
      Deferred income taxes ...................       (5,908)         --            --             --           (5,908)
  Increase (decrease) in cash due to:
     Inventories ..............................         --           2,958         1,167           --            4,125
     Residential mortgage loans available-
       for-sale ...............................         --            --          20,588           --           20,588
     Other assets .............................       (4,853)       49,233       (16,520)          --           27,860
     Accounts payable and accrued liabilities .         (371)      (27,684)       15,737           --          (12,318)
    Income taxes ..............................      (15,207)       28,612           (70)          --           13,335
                                                   ---------     ---------     ---------      ---------      ---------

Net cash provided by (used in) operating
  activities ..................................      (33,810)       93,905        23,921           --           84,016
                                                   ---------     ---------     ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage backed
    securities ................................         --            --           4,517           --            4,517
  Dividends received from subsidiaries ........      132,040         4,700       132,040       (268,780)          --
  Cash paid for acquisitions, net of cash
    acquired ..................................         --         (43,969)         --             --          (43,969)
  Investment in subsidiary ....................      (32,040)       (2,378)         --           34,418           --
  Advances to affiliates ......................      (40,618)         --            (881)        41,499           --
  Other, net ..................................         --            --            (321)          --             (321)
                                                   ---------     ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
  activities ..................................       59,382       (41,647)      135,355       (192,863)       (39,773)
                                                   ---------     ---------     ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .........         --            --          (4,982)          --           (4,982)
  Proceeds of borrowings ......................         --          15,975          --             --           15,975
  Repayment of borrowings .....................         --          (7,495)      (15,550)          --          (23,045)
  Capital contributions from parent ...........         --          32,040         2,378        (34,418)          --
  Advances from affiliates ....................        1,055        42,022        (1,578)       (41,499)          --
  Dividends paid ..............................       (2,994)     (132,040)     (136,740)       268,780         (2,994)
  Other, net ..................................        6,127            66          (645)          --            5,548
                                                   ---------     ---------     ---------      ---------      ---------
Net cash provided by (used in)
  financing activities ........................        4,188       (49,432)     (157,117)       192,863         (9,498)
                                                   ---------     ---------     ---------      ---------      ---------
Net increase in cash and
  equivalents - continuing operations .........    $  29,760     $   2,826     $   2,159      $    --        $  34,745
                                                   ---------     ---------     ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                    For the six months ended June 30, 1998

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                    Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                                 Corporation   Subsidiaries  Subsidiaries      Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
       operations ............................    $     609     $    --       $     427       $    (427)    $     609
  Change in deferred income taxes ............       11,824          --            --              --          11,824
  Equity in income of subsidiaries ...........         (427)         --            --               427          --
  Change in income taxes .....................      (12,583)         --            --              --         (12,583)
  Other changes, net .........................          577          --           5,971            --           6,548
Cash flows from investing activities:
  Purchase of securities available-
      for-sale ...............................         --            --         (21,809)           --         (21,809)
  Principal payments of mortgage-backed
      securities .............................         --            --          17,384            --          17,384
  Decrease in Covered Assets and FRF
      receivables ............................         --            --          29,741            --          29,741
Cash flows from financing activities:
  Increase in deposit liabilities ............         --            --          25,367            --          25,367
  Repayment of borrowings ....................         --            --         (31,560)           --         (31,560)
  Decrease in FHLB advances ..................         --            --          (3,100)           --          (3,100)
                                                  ---------     ---------     ---------       ---------     ---------

Net increase in cash and equivalents-
  discontinued operations ....................         --            --          22,421            --          22,421
                                                  ---------     ---------     ---------       ---------     ---------
Net increase in cash and
  equivalents ................................       29,760         2,826        24,580            --          57,166
Cash and equivalents at beginning of
  period .....................................      195,946        46,466         4,896            --         247,308
                                                  ---------     ---------     ---------       ---------     ---------
Cash and equivalents at end of period ........    $ 225,706     $  49,292     $  29,476       $    --       $ 304,474
                                                  =========     =========     =========       =========     =========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three and six month periods ended June 30, 1999 and 1998 is as follows:

                                                   Three Months Ended          Six Months Ended
                                                        June 30,                   June 30,
                                                -----------------------   ----------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         -----
Pre-tax income (loss):
   Homebuilding operations ..................   $  61,868    $  42,540    $ 101,995    $  62,299
   Financial Services operations ............       5,077        3,560       12,278        5,948
   Corporate ................................      (8,911)      (7,404)     (16,647)     (11,699)
                                                ---------    ---------    ---------    ---------
Pre-tax income from continuing operations ...      58,034       38,696       97,626       56,548
Income taxes ................................     (20,971)     (15,090)     (36,609)     (22,052)
                                                ---------    ---------    ---------    ---------
Income from continuing operations ...........      37,063       23,606       61,017       34,496
Income from discontinued operations .........          53          238          429          609
                                                ---------    ---------    ---------    ---------
Net income ..................................   $  37,116    $  23,844    $  61,446    $  35,105
                                                =========    =========    =========    =========
Per share data - assuming dilution:
   Income from continuing operations ........   $     .85    $     .54    $    1.37    $     .79
   Income from discontinued operations ......        --           --            .01          .02
                                                ---------    ---------    ---------    ---------
   Net income ...............................   $     .85    $     .54    $    1.38    $     .81
                                                =========    =========    =========    =========

A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 1999 and 1998 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 45% and 64%, respectively, due primarily to the improvement in domestic homebuilding operations where pre-tax income increased 44% and 59%, respectively. Domestic unit settlements increased 17% and 22%, respectively; domestic gross margins improved 170 and 160 basis points respectively; and domestic unit selling price increased by approximately 6% and 5%, respectively.

o Pre-tax income of the Company's financial services business segment increased substantially, primarily reflecting the Company's mortgage banking operations which benefited from substantial increases in mortgage origination volume, origination and servicing fees, as well as pricing and marketing gains. Six month results reflect a net gain of approximately $1,700 from the redemption of mortgage-backed bonds by Pulte Financial Companies, Inc. (PFCI), a subsidiary of the Company.

o Pre-tax loss of the Company's corporate business segment increased $1,507 and $4,948, respectively, from the three and six month periods ended June 30, 1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,000 in the corporate net interest spread. Year-to-date results reflect an increase of approximately $2,000 in the corporate net interest spread, and an increase in other corporate expenses, net, of approximately $3,000. Increases in the corporate net interest spread are attributed to increased borrowings for additional capital investment, primarily in the domestic homebuilding operations. Other corporate expenses, net in 1998 were reduced by the net of one-time events, including a gain of approximately $5,000 on the sale of Expression Homes, partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.

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

o Active Adult Homebuilding operations are conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Active Adult operations acquire and develop major Active Adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. On August 10, 1999, the Company and Blackstone Real Estate Advisors (BRE) closed an agreement, effective July 1, 1999, for the Company's purchase of BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26.0 million, net of liabilities assumed. As a result of this purchase, Pulte will own 100% of the Active Adult operations, the results of which will be consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three and six months ended June 30, 1999 and 1998, are as follows:

                                                               Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,
                                                           -----------------------    -------------------------
                                                              1999          1998          1999          1998
                                                              ----          ----          ----          ----
Pulte/Pulte-affiliate homebuilding revenues:
   Domestic..........................................      $  815,124   $  658,155    $ 1,473,520   $ 1,153,522
   International.....................................          19,127       14,618         54,438        39,031
   Active Adult......................................          31,500       18,069         57,661        31,772
                                                           ----------   ----------    -----------   -----------
Total homebuilding...................................      $  865,751   $  690,842    $ 1,585,619   $ 1,224,325
                                                           ==========   ==========    ===========   ===========
Pre-tax income (loss):
        Domestic.....................................      $   61,823   $   43,081    $   100,824   $    63,436
        International................................            (609)        (239)           231           625
        Active Adult.................................             654         (302)           940        (1,762)
                                                           ----------   ----------    -----------   -----------
     Total Homebuilding operations...................      $   61,868   $   42,540    $   101,995   $    62,299
                                                           ==========   ==========    ===========   ===========

Pulte and Pulte-affiliate settlements - units:
   Domestic..........................................           4,439        3,785          8,227         6,765
   International:
        Pulte  ......................................              73           32            174            84
        Pulte-affiliated entities....................             849          831          2,716         2,241
                                                           ----------   ----------    -----------   -----------
        Total International..........................             922          863          2,890         2,325
                                                           ----------   ----------    -----------   -----------
   Active Adult:
        Pulte........................................               0           27              1            91
        Pulte-affiliated entity......................             152           93            279           109
                                                           ----------   ----------    -----------   -----------
        Total Active Adult...........................             152          120            280           200
                                                           ----------   ----------    -----------   -----------
Total Pulte and Pulte-affiliate settlements - units..           5,513        4,768         11,397         9,290
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

Pulte Home Central:
    Great Lakes Region       Indiana, Kansas, Michigan, Missouri, Ohio
    Midwest Region           Illinois, Minnesota
    Texas Region             Texas

Pulte Home West:
    Southwest Region         Arizona, Nevada
    Rocky Mountain Region    Colorado, Utah
    California Region        California

No one individual market within the 41 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three and six month period ended June 30, 1999.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three and six months ended June 30, 1999 and 1998.


                                       Three Months Ended         Six Months Ended
                                           June 30,                    June 30,
                                   -----------------------    -------------------------
                                      1999          1998          1999          1998
                                      ----          ----          ----          ----
Unit settlements:
   Pulte Home East..............        2,335        1,758          4,311         3,186
   Pulte Home Central...........        1,374        1,195          2,384         2,008
   Pulte Home West..............          730          832          1,532         1,571
                                   ----------   ----------    -----------   -----------
                                        4,439        3,785          8,227         6,765
                                   ==========   ==========    ===========   ===========
Net new orders - units:
   Pulte Home East..............        2,785        2,152          5,871         4,361
   Pulte Home Central...........        1,630        1,515          3,285         3,233
   Pulte Home West..............          808          924          1,794         1,930
                                   ----------   ----------    -----------   -----------
                                        5,223        4,591         10,950         9,524
                                   ==========   ==========    ===========   ===========
Net new orders - dollars           $  995,000   $  804,000    $ 2,065,000   $ 1,661,000
                                   ==========   ==========    ===========   ===========
Backlog at June 30 - units:
   Pulte Home East..............                                    4,203         2,735
   Pulte Home Central...........                                    2,815         2,241
   Pulte Home West..............                                    1,119         1,176
                                                              -----------   -----------
                                                                    8,137         6,152
                                                              ===========   ===========
Backlog at June 30 - dollars....                              $ 1,591,000   $ 1,125,000
                                                              ===========   ===========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

During the three and six months ended June 30, 1999, the Company reported net new orders of 5,223 and 10,950, respectively, an increase of 14% and 15%, respectively, over the comparable period of the prior year. These results reflect strong performance in the Southeast, Florida, Great Lakes, Midwest and Mid-Atlantic Regions. Net new orders provided by the acquired operations amounted to 424 units for the quarter and 898 units year-to-date.

Unit settlements increased 17% for the quarter and 22% year-to-date, reflecting strong activity in the Southeast, Florida, Texas, and Great Lakes Regions. Strong demand, supported by favorable economic conditions, continued to drive increased order activity and record levels of backlog. These factors have contributed to the solid settlement activity during 1999. Settlements provided by the acquired operations amounted to 353 units for the quarter and 704 units year-to-date.

The Company's backlog at June 30, 1999 grew to an all-time record level of 8,137 units, or approximately $1.6 billion, breaking the previous company record of 7,353 units set in March 1999. Unit backlog at June 30, 1999, was approximately 11%, 50% and 24% higher than that noted at March 31, 1999, December 31, 1998, and September 30, 1998, respectively. Backlog at June 30, 1999 associated with acquired operations amounted to 693 units or $139,000.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three and six months ended June 30, 1999 and 1998:

                                    Three Months Ended         Six Months Ended
                                         June 30,                   June 30,
                                  ----------------------   ------------------------
                                     1999        1998          1999         1998
                                     ----        ----          ----         ----
Revenues.......................   $ 815,124   $ 658,155    $ 1,473,520   $1,153,522
Cost of sales..................    (674,495)   (555,404)    (1,222,177)    (974,521)
Selling, general and
  administrative expense.......     (72,186)    (54,726)      (138,285)    (105,684)
Interest (a) ..................      (5,429)     (4,957)        (9,574)      (8,843)
Other income (expense), net....      (1,191)         13         (2,660)      (1,038)
                                  ---------   ---------    -----------   ----------
Pre-tax income.................   $  61,823   $  43,081    $   100,824   $   63,436
                                  =========   =========    ===========   ==========
Average sales price............   $     184   $     174    $       179   $      171
                                  =========   =========    ===========   ==========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.






               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 17.3% and 17.1% for the three and six month periods ended June 30, 1999, respectively, compared to 15.6% and 15.5 %, respectively, for the same periods of the prior year. Several factors contributed to this favorable trend including continued strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers.

As a percentage of total revenues, selling, general and administrative expenses (SG&A) increased 60 basis points for the quarter to 8.9%, and increased 20 basis points year-to-date to 9.4%. The increase in SG&A spending is attributed to higher sales and marketing expenses and increased field expenses, partly resulting from continued implementation of the Company's financial and operating systems, as well as, increased construction expenses associated with the build out of approximately 8,500 homes under construction at June 30, 1999.

Other expense, net, includes gains on land sales and other homebuilding-related expenses. Other expense, net, has also historically included the net operating results of Pulte's Builder's Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. For the quarter and year-to-date other expense, net, increased $1,204 and $1,622, respectively. These increases primarily reflect amortization of goodwill associated with homebuilding acquisitions and other expenses, offset by gains on land sales.

The average selling price for the three and six month periods ended June 30, 1999 were $184 and $179, respectively, an increase from the average selling price of $174 and $171 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

Information related to interest in inventory is as follows:

                              Three Months Ended     Six Months Ended
                                   June 30,               June 30,
                              -------------------    ------------------
                               1999        1998       1999         1998
                               ----        ----       ----         ----
Interest in inventory at
  beginning of period .....  $18,534     $15,882    $16,356     $14,719
Interest capitalized ......    7,366       3,454     13,689       8,503
Interest expensed .........   (5,429)     (4,957)    (9,574)     (8,843)
                             -------     -------    -------     -------
Interest in inventory
  at end of period ........  $20,471     $14,379    $20,471     $14,379
                             =======     =======    =======     =======

At June 30, 1999, Pulte's domestic homebuilding operations controlled approximately 63,300 lots, of which approximately 39,800 lots were owned and approximately 23,500 lots were controlled through option agreements.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The following table presents selected financial data for Pulte's international homebuilding operations for the three and six month periods ended June 30, 1999 and 1998.

                                                      Three Months Ended     Six Months Ended
                                                           June 30,               June 30,
                                                     -------------------    -------------------
                                                        1999      1998         1999      1998
                                                        ----      ----         ----      ----
Pre-tax income (loss):
Revenues........................................      $ 6,193   $ 2,378     $ 14,516   $ 6,494
Cost of sales...................................       (5,741)   (2,148)     (13,670)   (5,720)
Selling, general and administrative expense.....       (1,170)   (1,156)      (2,357)   (2,449)
Other income, net...............................          372         1          398        13
Equity in income of Mexico operations...........         (263)      686        1,344     2,287
                                                      -------   -------     --------   -------
Pre-tax income (loss)...........................      $  (609)  $  (239)    $    231   $   625
                                                      =======   =======     ========   =======
Unit settlements:
   Pulte........................................           73        32          174        84
   Pulte-affiliated entities....................          849       831        2,716     2,241
                                                      -------   -------     --------   -------
     Total Pulte and Pulte-affiliates...........          922       863        2,890     2,325
                                                      =======   =======     ========   =======

Pre-tax income for the three and six month periods ended June 30, 1999, from the Company's international operations reflect improved operating results in Puerto Rico, offset by increased overhead costs associated with expansion in Mexico. Foreign currency exchange gains in Mexico amounted to $335 for the quarter and $414 year to date, reflecting a 5% year-to-date increase in the value of the Mexican peso against the U.S. dollar.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $33,600 at June 30, 1999. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of June 30, 1999, the Company's net investment in the Juarez-based joint venture approximated $21,000.

Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. The Company's net investment in this joint venture at June 30, 1999 approximated $5,500.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Active Adult Homebuilding operations are conducted through a 50%-owned joint venture. Effective July 1, 1999, the Company purchased Blackstone Real Estate Advisors' (BRE) interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26.0 million. As a result of this purchase, Pulte will own 100% of the Active Adult operations, the results of which will be consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment.

Active Adult operations acquire and develop major active adult residential communities, highly amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. The Venture, headquartered in Phoenix, Arizona, included four communities located in Arizona, California and New Jersey. Springfield at Whitney Oaks, the Venture's Active Adult Community in Northern California, recently received the Gold Achievement Award for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing. At June 30, 1999, the Company's aggregate net investment in the Active Adult joint venture approximated $19,000.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three and six month period ended June 30, 1999 and 1998. Prior year data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, the date upon which the formation of the joint venture occurred, and the equity in income of the joint venture from that date forward. 1999 data reflect the equity in income of the joint venture entity and the operating results of Pulte's one 100%-owned Active Adult community, which recorded its final unit settlement in January 1999.

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                    --------------------     ----------------------
                                                      1999         1998        1999          1998
                                                      ----         ----        ----          ----
Pre-tax income (loss):
  Revenues .....................................    $   --      $  3,021     $    104     $ 12,173
  Cost of sales ................................        --        (2,504)         (77)      (9,815)
  Selling, general and administrative expense ..          15        (180)          16       (3,778)
  Other income, net ............................          79        (201)          81         (468)
  Equity in income of joint venture ............         560        (438)         816          126
                                                    --------    --------     --------     --------
  Pre-tax income (loss) ........................    $    654    $   (302)    $    940     $ (1,762)
                                                    ========    ========     ========     ========
Pulte and Pulte-affiliate:
  Average sales price ..........................    $    207    $    151     $    206     $    159
                                                    ========    ========     ========     ========
  Unit settlements .............................         152         120          280          200
                                                    ========    ========     ========     ========
  Net new orders - units .......................         149         217          328          432
                                                    ========    ========     ========     ========
  Net new orders - dollars .....................    $  5,700    $ 39,200     $ 42,200     $ 78,700
                                                    ========    ========     ========     ========
  Backlog at June 30 - units ...................                                  219          346
                                                                             ========     ========
  Backlog at June 30 - dollars .................                             $ 22,000     $ 66,000
                                                                             ========     ========

The decreases in revenues, cost of sales, selling, general and administrative expense and other income (expense) reflect the close-out of this one remaining Pulte community.

Net new orders decreased for the three and six month periods ended June 30, 1999 by 68 and 104 units, respectively, while unit settlements increased by 32 and 80 units, respectively, both reflecting the build-out of Pulte's one remaining Active Adult community and the ramping up of new communities for the joint venture.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through Pulte Financial Companies, Inc. (PFCI), the Company's financing subsidiary. Pre-tax income (loss) of the Company's financial services operations for the three and six month periods ended June 30, 1999 and 1998, is as follows:

                               Three Months Ended      Six Months Ended
                                    June 30,               June 30,
                               ------------------     ------------------
                                1999       1998         1999        1998
                               -----      -------       ----        ----
Pre-tax income (loss):
   Mortgage banking .......    $5,079      $3,577     $10,645    $ 5,988
   Financing activities ...        (2)        (17)      1,633        (40)
                               ------      ------     -------    -------
       Pre-tax income .....    $5,077      $3,560     $12,278    $ 5,948
                               ======      ======     =======    =======

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                      Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                      ------------------   ------------------
                                        1999       1998      1999       1998
                                        ----       ----      ----       ----
Total originations:
   Loans ...........................     3,423     3,186      6,532     5,558
                                      ========  ========   ========  ========
   Principal .......................  $474,200  $416,400   $896,500  $721,800
                                      ========  ========   ========  ========
 Originations for Pulte customers:
   Loans ...........................     2,569     2,297      4,790     4,092
                                      ========  ========   ========  ========
   Principal .......................  $367,400  $311,200   $679,700  $546,100
                                      ========  ========   ========  ========

Mortgage unit origination volume for the three and six month periods ended June 30, 1999, increased 7% and 18%, respectively, over the comparable 1998 periods, driven primarily by a 17% increase in unit sales realized in Pulte's domestic homebuilding operations and a 19% increase in origination volume in the retail sector. Refinancings approximated 7% of total loan originations for the six month period ended June 30, 1999. At June 30, 1999, loan application backlog increased 36% to $710,000 as compared with $522,000 at June 30, 1998. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is required to be adopted in years beginning after June 15, 2000, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

During the three and six month periods ended June 30, 1999, origination fees increased 67% and 62%, respectively. This increase is attributable to higher revenues per loan and an increase in non-funded (brokered) loans. Pricing and marketing gains increased 13% and 34%, respectively, primarily the result of increased funded mortgage originations and increased servicing retained loan production. Net interest income increased 54% and 58%, respectively, due to higher funded production and a widening of the yield curve.

Financing Activities:

The Company's secured financing operations, which had been conducted by the limited-purpose subsidiaries of Pulte Financial Companies, Inc. (PFCI), included the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. During the first quarter of this year, PFCI recognized a net gain of approximately $1,700 in connection with the early redemption of its remaining mortgage-backed bond portfolio.

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

The following table presents corporate results of operations for the three and six months ended June 30, 1999 and 1998:

                                     Three Months Ended     Six Months Ended
                                          June 30,               June 30,
                                     ------------------     -----------------
                                       1999     1998          1999      1998
                                       ----     ----          ----      ----
Net interest expense...............   $5,197   $4,252       $ 9,641   $ 7,716
Other corporate expenses, net......    3,714    3,152         7,006     3,983
                                      ------   ------       -------   -------
Loss before income taxes...........   $8,911   $7,404       $16,647   $11,699
                                      ======   ======       =======   =======


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Pre-tax loss of the Company's corporate business segment increased $1,507 and $4,948, respectively, from the three and six month periods ended June 30, 1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,000 in the corporate net interest spread. Year-to-date results reflect an increase of approximately $2,000 in the corporate net interest spread, and an increase in other corporate expenses, net, of approximately $3,000. Increases in the corporate net interest spread are attributed to increased borrowings for additional capital investment, primarily in the domestic homebuilding operations. Other corporate expenses, net in 1998 were reduced by the net of one-time events, including a gain of approximately $5,000 on the sale of Expression Homes, partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.


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

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of June 30, 1999, the Company has severed employment with approximately 150 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1998 to June 30, 1999:

                                       Balance at      1999      Balance at
                                      December 31,    Reserve     June 30,
Type of Cost                              1998         Uses         1999
------------                          ------------   --------    ----------
Homebuilding operations:
   Employee separation and other        $ 1,502      $  (584)     $   918
   Other                                    255          (91)         164
                                        -------      -------      -------
                                          1,757         (675)       1,082
                                        -------      -------      -------
Mortgage Banking operations:
   Employee separation and other            337         (121)         216
   Other                                     79          (58)          21
                                        -------      -------      -------
                                            416         (179)         237
                                        -------      -------      -------
Corporate:
   Employee separation and other            922         (318)         604
                                        -------      -------      -------
                                        $ 3,095      $(1,172)     $ 1,923
                                        =======      =======      =======

The remaining accrual for restructuring costs at June 30, 1999 primarily relates to longer term severance agreements and deferred compensation liabilities which are expected to be fully paid by December 31, 2000.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities amounted to $127,132, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in inventory levels resulting from land purchases offset by a decrease in PMC's holdings of residential mortgage loans available-for-sale, increases in net income and other assets and an increase in accounts payable. Net cash provided by investing activities increased to $28,809 primarily reflecting the sale of the underlying collateral of PFCI's mortgage-backed bond portfolio which was redeemed during the first quarter of this year. Cash used in 1998 investing activity primarily reflects the Company's purchase of Radnor Homes. Net cash used in financing activities decreased to $1,658 in 1999. 1999 activity reflects PFCI's redemption of its remaining mortgage-backed bond portfolio, payments on collateralized short-term debt related to PMC's residential mortgage loan portfolio and other debt, offset by increased borrowings under the Company's revolving credit facility.

The Company finances its land acquisitions and its development and construction activities from internally generated funds and existing credit agreements. The Company had $112,800 of borrowings under its $210,000 unsecured revolving credit facility at June 30, 1999. Pulte Mortgage provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 1999, amounted to $275,000, an amount deemed adequate to cover foreseeable needs. There was approximately $137,000 of borrowings outstanding under the $275,000 PMC arrangement at June 30, 1999. Mortgage loans originated by PMC are subsequently sold to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The Company's income tax liabilities are affected by a number of factors. During the second quarter, the Company revised its estimate of the effective tax rate for 1999 to 37.5% from a previously reported estimate of between 39% and 40%. The reduced income tax rate primarily relates to a lower effective state tax rate and the favorable resolution of various state income tax matters, including the utilization of certain state net operating loss carry-forwards. The Company expects its effective tax rate to increase to 38.5% in 2000.

At June 30, 1999, the Company had cash and equivalents of $25,217 and total long-term indebtedness of $540,944. Long-term indebtedness includes $487,593 of unsecured senior notes, a $22,405 unsecured senior subordinated debenture, $21,000 unsecured promissory note and other Pulte limited recourse debt of $9,946. The $22,405 unsecured senior subordinated debenture was redeemed on July 15, 1999. The first installment of $7,000 due under the $21,000 unsecured promissory note, originally due on July 1, 1999, was, at the option of the noteholder, extended to 2000. Included in discontinued operations is First Heights advances of $760. The Company also has other non-recourse short-term notes payable of $51,765.

Sources of the Company's working capital at June 30, 1999 include its cash and equivalents, its $210,000 committed unsecured revolving credit facility and its $10,000 uncommitted bank credit arrangement. In July, the Company arranged for an additional $200,000 credit facility with a consortium of banks which is expected to close in early September. The Company has also obtained a $50,000 bridge loan with Bank of America for the purpose of having available funds during the period prior to the close of the $200,000 credit facility. This bridge loan will mature upon the close of the $200,000 credit facility. During the remainder of 1999, management anticipates projected homebuilding and corporate working capital requirements will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.

Discontinued Operations:

The Company's remaining investment in First Heights at June 30, 1999 approximated $28,600. Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations (continued):

payments received from the FSLIC Resolution Fund (FRF) were exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the Final Judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $110 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.

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


Information Technology and Year 2000 Compliance:

An integral part of the Company's operating strategy is to provide Pulte management and employees the information systems needed to support the Company's current operations and future growth, a strategy supported by Pulte's investment in technology, which in 1998, and forecasted for 1999, will exceed $15,000 in annual spending. Management believes that substantial progress has been made toward the goal of developing an integrated set of systems to support marketing, land and product development, home sales, construction, service, and comprehensive financial management.

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

                                                                                    1999 Expected Date
                                                                                       of Completion
IT related Systems                                 IT Dependency    Phase/Status        (all Phases)
------------------                                 -------------    ------------    ------------------
 1. Integrated Business Systems
     -  Financial accounting                       High                  3               November 30
     -  Sales & Construction support               Medium                3                October 31
     -  Service management                         Low                Complete              Complete
     -  Payroll and Benefits administration        High               Complete              Complete

2. Datacenter Equipment & Operations               High               Complete              Complete

3. Data and Voice Communications Networks          High                  3              September 30

4. Desktop PC's, incl. electronic mail, except     Medium                3                October 31
   leased equipment

5. Key suppliers
     -  Banking providers                          Medium                2                October 31
     -  Field trade contractors and
          material suppliers                       Low                   4                October 31


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

established with compliant service providers. Current Pulte operating policy normally requires that supply relationships be established locally with at least two alternative sources for all building tasks and materials supply. The Company has either already exchanged Year 2000 readiness information with all national contract suppliers, or will have completed this activity by the end of this year. Such Year 2000 readiness information has already been exchanged with all of the Company's major banks. Verification testing will be performed with each major bank to the extent possible, with full implementation scheduled by October 31, 1999.

The Risks of the Company's Year 2000 Issues and The Company's Contingency
Plans

The major focus of the Company's information systems efforts in 1999 will be to complete the nationwide roll-out of its new financial accounting and operating systems. Management believes that this initiative is properly resourced and expects this roll-out to be completed by November 30, 1999. While management believes it unlikely, it is possible, on a worst-case-scenario basis, that some markets may not be completely transitioned by year end. Should this occur, the Company plans to resort to the use of manual business tracking processes which could delay normal day-to-day back office activities, but which would not interfere with the Company's ability to complete the construction of homes or close home sales. This worst-case scenario, is therefore, not expected to have a material adverse effect upon the Company's liquidity, financial position or results of operations.

While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

Costs Related to Year 2000

The cumulative portion of total IT spending which has been capitalized for the Company's internally-developed business software, a project which comprises the majority of the Year 2000 effort, approximated $6,600 at June 30, 1999. The Company anticipates spending an additional $4,000 this year to complete the project. In addition to the software development costs, the Company expects to incur additional expenses to be Year 2000 compliant; however, the Company does not expect the cost for such compliance to have a material impact on its liquidity, financial position or results of operations.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of June 30, 1999, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value:

                                                   ($000's omitted)
                                                                                                                   Fair
                                                                                             There-                Value
                                        1999      2000       2001       2002       2003      after      Total     6/30/99
                                        ----      ----       ----       ----       ----      -----      -----     -------
Rate sensitive liabilities:
  Fixed interest rate debt:
    Pulte Corporation public
      debt instruments .............   $  --      --          --         --       100,000   390,000   $490,000    $475,953
    Average interest rate ..........      --      --          --         --          7.00%     7.74%      7.61%       --

    Pulte Diversified Companies,
      Inc., unsecured promissory
      note .........................   $  --     14,000      7,000       --          --        --     $ 21,000    $ 21,000
    Average interest rate ..........      --       8.00%      8.00%      --          --        --         8.00%       --

    Pulte Home Corporation
      other non-recourse
      debt .........................   $22,405     --         --         --          --        --     $ 22,405    $ 22,900
    Average interest rate ..........     10.13%    --         --         --          --        --        10.13%       --

    Pulte Home Corporation
      other non-recourse
      debt .........................   $ 5,225    3,193      1,500         28        --        --     $  9,946    $  9,946
    Average interest rate ..........     10.32%   10.53%     10.00%     10.00%       --        --        10.34%       --

PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when PMC commits to lend money to a customer at agreed upon terms, (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 1999, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

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

The Company's aggregate net investment in Mexico approximated $33,600 at June 30, 1999. The Company estimates that this investment, which is exposed to foreign currency exchange risk, could devalue by as much as $2,000 during the remainder of 1999, assuming a hypothetical monthly devaluation of the Mexican peso against the U.S. dollar of one percent in each month of 1999.


                  PART 1. FINANCIAL INFORMATION (continued)
                              PULTE CORPORATION

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


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 6, 1999. The following matters were considered and acted upon, with the results indicated below:


                                                    Shares           Shares
         Election of Directors                    Voted For       Abstaining
         ---------------------                    ---------       ----------
         The election of Director for term
         expiring 2002

         Robert K. Burgess                       38,370,236          339,823
         Ralph L. Schlosstein                    38,333,235          376,824
         John J. Shea                            38,333,635          376,424


Item 5.  Other Information

     The Company must receive notice of any proposals of shareholders that are intended to be presented at the Company's 2000 Annual Meeting of Shareholders, but that are not intended to be considered for inclusion in the Company's Proxy Statement and Proxy related to that meeting, no later than February 15, 2000 to be considered timely. Such proposals should be sent to the Company's Secretary at the Company's offices, 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, MI 48304 by certified mail, return receipt requested. If the Company does not have notice of the matter by that date, the Company's form of proxy in connection with that meeting may confer discretionary authority to vote on that matter, and the persons named in the Company's form of proxy will vote the shares represented by such proxies in accordance with their best judgment.

Item 6.  Exhibits

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

                                           Date:  August 16, 1999