Form 10-Q
period 1999-09-30
PULTE CORP
filed 1999-11-12
CIK 822416

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 30, 1999
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                YES _X_ NO___

Number of shares of common stock outstanding as of October 31, 1999:
43,249,780

                               Total pages: 41

                           Listing of exhibits: 40

=============================================================================


                              PULTE CORPORATION

                                    INDEX

                                                                      Page No.
                                                                      --------

PART I       FINANCIAL INFORMATION

  Item 1     Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets, September 30, 1999 and
    December 31, 1998.................................................    3

  Condensed Consolidated Statements of Income, Three and Nine
   Months Ended September 30, 1999 and 1998...........................    4

  Condensed Consolidated Statement of Shareholders' Equity, Nine
   Months Ended September 30, 1999....................................    5

  Condensed Consolidated Statements of Cash Flows, Nine Months
    Ended September 30, 1999 and 1998.................................    6

  Notes to Condensed Consolidated Financial Statements................    8

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations.....................    23

  Item 3     Quantitative and Qualitative Disclosures About
             Market Risk.............................................    38

PART II      OTHER INFORMATION

  Item 1     Legal Proceedings.......................................    40

  Item 5     Other Information.......................................    40

  Item 6     Exhibits................................................    40



  SIGNATURES.........................................................    41


                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)

ASSETS
                                                                        September 30,  December 31,
                                                                            1999          1998
                                                                        -------------  ------------
                                                                         (Unaudited)     (Note)
Cash and equivalents ..................................................   $   30,587   $  125,198
Unfunded settlements ..................................................       59,088       49,140
House and land inventories ............................................    1,879,075    1,455,208
Mortgage-backed and related securities ................................         --         29,290
Residential mortgage loans available-for-sale .........................      149,854      234,974
Other assets ..........................................................      409,299      367,351
Discontinued operations ...............................................       91,197       88,678
                                                                          ----------   ----------
    Total assets ......................................................   $2,619,100   $2,349,839
                                                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities, including book overdrafts
       of $152,138 and $112,688 in 1999 and 1998, respectively ........   $  701,998   $  575,373
    Unsecured short-term borrowings ...................................      150,000         --
    Collateralized short-term debt, recourse solely to applicable
       subsidiary assets ..............................................      163,579      217,060
    Mortgage-backed bonds, recourse solely to applicable subsidiary
       assets .........................................................         --         28,075
    Income taxes ......................................................        4,348        9,592
    Subordinated debentures and senior notes ..........................      518,391      542,039
    Discontinued operations ...........................................       56,684       56,258
                                                                          ----------   ----------
       Total liabilities ..............................................    1,595,000    1,428,397
    Shareholders' equity ..............................................    1,024,100      921,442
                                                                          ----------   ----------
    Total liabilities and shareholders' equity ........................   $2,619,100   $2,349,839
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


                              PULTE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)

                                                              Three Months Ended       Nine Months Ended
                                                                September 30,            September 30,
                                                              -----------------       -------------------
                                                              1999         1998        1999          1998
                                                              ----         ----        ----          ----
Revenues:
   Homebuilding ..........................................  $961,740    $746,680    $2,449,880   $1,918,869
   Mortgage banking and financing, interest and other ....    10,703      11,286        37,872       31,022
   Corporate .............................................       674       1,368         1,984        9,711
                                                            --------    --------    ----------   ----------
               Total revenues ............................   973,117     759,334     2,489,736    1,959,602
                                                            --------    --------    ----------   ----------
Expenses:
   Homebuilding, principally cost of sales ...............   880,243     696,587     2,268,548    1,808,890
   Mortgage banking and financing, interest and other ....     7,164       6,386        22,055       20,174
   Corporate, net ........................................    10,365       6,676        28,322       26,718
                                                            --------    --------    ----------   ----------
               Total expenses ............................   897,772     709,649     2,318,925    1,855,782
                                                            --------    --------    ----------   ----------
Other income:
   Equity in income (loss) of Pulte-affiliates ...........       617      (3,021)        2,777         (608)
                                                            --------    --------    ----------   ----------
Income from continuing operations before income
   taxes .................................................    75,962      46,664       173,588      103,212
Income taxes .............................................    28,485      18,199        65,094       40,251
                                                            --------    --------    ----------   ----------
Income from continuing operations ........................    47,477      28,465       108,494       62,961
Income (loss) from discontinued thrift operations,
   net of income taxes ...................................      (383)         91            46          700
                                                            --------    --------    ----------   ----------
Net income ...............................................  $ 47,094    $ 28,556    $  108,540   $   63,661
                                                            ========    ========    ==========   ==========

Per share data:
   Basic:
      Income from continuing operations ..................   $  1.10    $    .66    $     2.51   $     1.47
      Income (loss) from discontinued operations .........      (.01)       --           --             .01
                                                             -------    --------    ----------   ----------
      Net income .........................................   $  1.09    $    .66    $     2.51   $     1.48
                                                             =======    ========    ==========   ==========
   Assuming dilution:
      Income from continuing operations ..................   $  1.08    $    .64    $     2.47   $     1.44
      Income (loss) from discontinued operations .........      (.01)       --           --             .01
                                                             -------    --------    ----------   ----------
      Net income .........................................   $  1.07    $    .64    $     2.47   $     1.45
                                                             =======    ========    ==========   ==========
   Cash dividends declared ...............................   $   .08    $    .08    $      .16   $      .15
                                                             =======    ========    ==========   ==========
   Number of shares used in calculation:
      Basic:
         Weighted-average common shares outstanding ......    43,248      43,136        43,242       42,923
      Assuming dilution:
         Effect of dilutive securities - stock options ...       585       1,144           671          925
                                                             -------    --------    ----------   ----------
         Adjusted weighted-average common shares
               and effect of dilutive securities .........    43,833      44,280        43,913       43,848
                                                             =======    ========    ==========   ==========

   See accompanying notes to condensed consolidated financial statements.


                              PULTE CORPORATION
           CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)

                                                                       Accumulated
                                                           Additional      Other
                                                   Common    Paid-in   Comprehensive   Retained
                                                   Stock     Capital       Income      Earnings       Total
                                                   ------    -------       ------      --------       -----

Shareholders' Equity, December 31, 1998 ......     $ 432     $75,051     $ 1,130       $844,829    $  921,442
Exercise of stock options ....................      --         1,695        --             --           1,695
Cash dividends declared ......................      --          --          --           (6,919)       (6,919)
Comprehensive income:
    Net income ...............................      --          --          --          108,540       108,540
    Change in unrealized gains on securities
      available-for-sale, net of income taxes.      --          --        (1,130)          --          (1,130)
    Foreign currency translation adjustments .      --          --           472           --             472
                                                   -----     -------     -------       --------    ----------
Shareholders' Equity, September 30, 1999 .....     $ 432     $76,746     $   472       $946,450    $1,024,100
                                                   =====     =======     =======       ========    ==========





    See accompanying notes to condensed consolidated financial statements.



                              PULTE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   ------------------
                                                                   1999          1998
                                                                   ----          ----
Continuing operations:

Cash flows from operating activities:
  Income from continuing operations .........................   $ 108,494    $  62,961
  Adjustments to reconcile income from continuing
      operations to net cash flows provided by (used in)
      operating activities:
          Amortization, depreciation and other ..............       8,569        4,213
          Deferred income taxes .............................      (1,915)      (4,782)
          Gain on sale of securities ........................      (1,664)        --
          Increase (decrease) in cash due to:
             Inventories ....................................    (344,538)    (109,555)
             Residential mortgage loans available-for-sale ..      85,120       49,527
             Other assets ...................................     (90,009)      27,030
             Accounts payable and accrued liabilities .......     125,593       33,254
             Income taxes ...................................      20,417       24,371
                                                                ---------    ---------
Net cash provided by (used in) operating activities .........     (89,933)      87,019
                                                                ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of securities available-for-sale .......      27,886         --
  Principal payments of mortgage-backed securities ..........       1,490        7,196
  Cash paid for acquisitions, net of cash acquired ..........     (24,714)    (158,832)
  Other, net ................................................      (1,579)        (477)
                                                                ---------    ---------
Net cash provided by (used in) investing activities .........       3,083     (152,113)
                                                                ---------    ---------

Cash flows from financing activities:
  Payment of long-term debt and bonds .......................     (50,187)      (8,001)
  Proceeds from borrowings ..................................     150,960       31,969
  Repayment of borrowings ...................................    (103,459)     (53,347)
  Dividends paid ............................................      (6,919)      (4,727)
  Other, net ................................................       1,844        8,282
                                                                ---------    ---------
Net cash used in financing activities .......................      (7,761)     (25,824)
                                                                ---------    ---------
Net decrease in cash and equivalents - continuing
  operations ................................................   $ (94,611)   $ (90,918)
                                                                ---------    ---------


                              PULTE CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                               -----------------
                                                               1999         1998
                                                               ----         ----
Discontinued Operations:

Cash flows from operating activities:
    Income from discontinued operations ..................   $     46    $    700
    Change in deferred taxes .............................     25,621      17,738
    Change in income taxes ...............................    (25,661)    (18,846)
    Other changes, net ...................................      2,663       7,781
Cash flows from investing activities:
    Purchase of securities available-for-sale ............        216     (21,809)
    Principal payments of mortgage-backed securities .....       --        21,900
    Decrease (increase) in Covered Assets and
       FSLIC Resolution Fund (FRF) receivables ...........     (2,926)     34,642
Cash flows from financing activities:
    Increase in deposit liabilities ......................       --         8,312
    Repayment of borrowings ..............................       --       (31,560)
    Decrease in Federal Home Loan Bank (FHLB) advances ...       --        (3,100)
                                                             --------    --------
Net increase (decrease) in cash and equivalents-
   discontinued operations ...............................        (41)     15,758
                                                             --------    --------

Net decrease in cash and equivalents .....................    (94,652)    (75,160)
Cash and equivalents at beginning of period ..............    125,329     247,308
                                                             --------    --------

Cash and equivalents at end of period ....................   $ 30,677    $172,148
                                                             ========    ========

Cash - continuing operations .............................   $ 30,587    $154,238
Cash - discontinued operations ...........................         90      17,910
                                                             --------    --------
                                                             $ 30,677    $172,148
                                                             ========    ========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
       Interest, net of amount capitalized:
        Continuing operations ............................   $ 14,173    $ 21,338
        Discontinued operations ..........................       --         1,415
                                                             --------    --------
                                                             $ 14,173    $ 22,753
                                                             ========    ========
    Income taxes .........................................   $ 44,875    $ 21,168
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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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

      The Company's comprehensive income other than net income consists of unrealized gains/(losses) on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended September 30, 1999 and 1998, the Company's comprehensive income other than net income amounted to $239 and $(119), respectively, net of tax (benefit)/provision of $41 and $(76), respectively. For the nine months ended September 30, 1999 and 1998, the Company's comprehensive income other than net income amounted to $(658) and $(443), respectively, net of tax (benefit)/provision of $(681) and $(261), respectively.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is required to be adopted for years beginning after June 15, 2000, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

2.    Discontinued operations

      During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994, although the Company held brokered deposits which were not liquidated until the end of 1998.

      At the time, the Company expected to complete the plan of disposal within a reasonable period of time; however, contractual disputes with the FDIC prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the Federal Deposit Insurance Corporation (FDIC) acting in its capacity as manager of FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under the promissory notes issued by each of the parties in connection with the thrift acquisition and related activities.

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

      Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three and nine months ended September 30, 1999 amounted to $968 and $3,053 respectively. Revenues for the comparable periods of 1998 were $1,565 and $5,131, respectively. For the three and nine months ended September 30, 1999, discontinued thrift operations provided after-tax income (loss) of $(383) and $46, respectively. After tax income for the comparable periods of 1998 were $91 and $700, respectively.

3.    Segment information

      The Company has three reportable segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business lines:

      o Domestic Homebuilding, the Company's core business, is engaged in the acquisition/development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult buyer groups.

      o International Homebuilding is primarily engaged in the acquisition/development of land primarily for residential purposes, and the construction of housing on such land in Puerto Rico and Mexico.

      o Active Adult Homebuilding is engaged in the development of amenitized, age-targeted and age-restricted communities throughout the continental United States appealing to a growing demographic group in their pre-retirement/retirement years.

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

                                                     Operating Data by Segment
                                              Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                              ------------------        -----------------
                                               1999        1998         1999         1998
                                               ----        ----         ----         ----
Revenues:
   Homebuilding ..........................   $961,740    $746,680    $2,449,880   $1,918,869
   Financial Services ....................     10,703      11,286        37,872       31,022
   Corporate .............................        674       1,368         1,984        9,711
                                             --------    --------    ----------   ----------
         Total revenues ..................    973,117     759,334     2,489,736    1,959,602
                                             --------    --------    ----------   ----------
Cost of sales:
   Homebuilding ..........................    791,862     627,449     2,027,770    1,617,505
   Financial Services ....................       --          --            --           --
   Corporate .............................       --          --            --           --
                                             --------    --------    ----------   ----------
         Total cost of sales .............    791,862     627,449     2,027,770    1,617,505
                                             --------    --------    ----------   ----------
Selling, general and administrative:
   Homebuilding ..........................     81,672      63,763       222,299      175,674
   Financial Services ....................      5,430       4,380        16,317       13,445
   Corporate .............................      2,084       1,492         5,512        5,325
                                             --------    --------    ----------   ----------
         Total selling, general and
           administrative ................     89,186      69,635       244,128      194,444
                                             --------    --------    ----------   ----------
Interest:
   Homebuilding ..........................      7,022       5,398        16,596       14,241
   Financial Services ....................      1,734       2,006         5,488        6,529
   Corporate .............................      5,851       4,808        15,567       18,137
                                             --------    --------    ----------   ----------
         Total interest ..................     14,607      12,212        37,651       38,907
                                             --------    --------    ----------   ----------
Other expense (income), net:
   Homebuilding ..........................       (313)        (23)        1,883        1,470
   Financial Services ....................       --          --             250          200
   Corporate .............................      2,430         376         7,243        3,256
                                             --------    --------    ----------   ----------
         Total other expense, net ........      2,117         353         9,376        4,926
                                             --------    --------    ----------   ----------

Total costs and expenses .................    897,772     709,649     2,318,925    1,855,782
                                             --------    --------    ----------   ----------
Equity in income (loss) of joint ventures:
   Homebuilding ..........................        617      (3,021)        2,777         (608)
   Financial Services ....................     --            --          --             --
   Corporate .............................     --            --          --             --
                                             --------    --------    ----------   ----------
         Total equity in income (loss) of
           joint ventures ................        617      (3,021)        2,777         (608)
                                             --------    --------    ----------   ----------
  Income from continuing operations
    before income taxes ..................   $ 75,962    $ 46,664    $  173,588   $  103,212
                                             ========    ========    ==========   ==========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.    Segment information (continued)

      Asset Data by Segment                                        Financial
                                                     Homebuilding   Services   Corporate       Total
                                                     ------------  ---------   ---------       -----
      At September 30, 1999:
           House inventory.........................   $  622,626        --          --      $  622,626
           Land inventory..........................    1,256,449        --          --       1,256,449
                                                      ----------    --------    --------    ----------
                Total Inventory....................   $1,879,075    $   --      $   --      $1,879,075
                                                      ==========    ========    ========    ==========
           Identifiable assets.....................   $2,272,641    $161,588    $ 93,674    $2,527,903
           Assets of discontinued operations.......                                             91,197
                                                                                            ----------
           Total assets............................                                         $2,619,100
                                                                                            ==========
    At December 31, 1998:
           House inventory.........................   $  403,443    $   --      $   --      $  403,443
           Land inventory..........................    1,051,765        --          --       1,051,765
                                                      ----------    --------    --------     ---------
                Total Inventory....................   $1,455,208    $   --      $   --      $1,455,208
                                                      ==========    ========    ========    ==========
           Identifiable assets.....................   $1,782,644    $274,488    $204,029    $2,261,161
           Assets of discontinued operations.......                                             88,678
                                                                                            ----------
           Total assets............................                                         $2,349,839
                                                                                            ==========

4.    Commitments and contingencies

      The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.

      First Heights-Related Litigation

      The Company is a party to two lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996 in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

4.    Commitments and contingencies (continued)

      First Heights-Related Litigation (continued)

      The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts' pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government's obligation not to require contributions of capital greater than those required by the contract. The United States has filed a motion for summary judgment against the Company in the Court of Federal Claims Case, and the Company has filed its response in opposition to such motion.

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

5.    Acquisition

      Effective July 1, 1999, the Company and Blackstone Real Estate Advisors
      (BRE) closed an agreement for the Company's purchase of BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million, net of liabilities assumed. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the Active Adult operations, and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment. The impact of this acquisition was immaterial to the Company's consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

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

                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
ASSETS

Cash and equivalents .........................   $        24   $    27,810   $     2,753    $      --      $    30,587
Unfunded settlements .........................          --          67,667        (8,579)          --           59,088
House and land inventories ...................          --       1,849,460        29,615           --        1,879,075
Residential mortgage loans
  available-for-sale .........................          --            --         149,854           --          149,854
Land held for sale and future development ....          --          58,706          --             --           58,706
Other assets .................................        16,430       215,902        61,582           --          293,914
Deferred income taxes ........................        56,679          --            --             --           56,679
Discontinued operations ......................          --            --          91,197           --           91,197
Investment in subsidiaries ...................     1,215,280        16,149     1,222,892     (2,454,321)          --
Advances receivable - subsidiaries ...........       481,412           519        32,064       (513,995)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,769,825   $ 2,236,213   $ 1,581,378    $(2,968,316)   $ 2,619,100
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities .....   $    67,988   $   588,111   $    45,899    $      --      $   701,998
Unsecured short-term borrowings ..............       150,000          --            --             --          150,000
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets .....          --          27,779       135,800           --          163,579
Income taxes .................................         4,348          --            --             --            4,348
Subordinated debentures and senior notes .....       487,642         9,749        21,000           --          518,391
Discontinued operations ......................          --            --          56,684           --           56,684
Advances payable - subsidiaries ..............        35,747       391,630        86,618       (513,995)          --
                                                 -----------   -----------   -----------    -----------    -----------
       Total liabilities .....................       745,725     1,017,269       346,001       (513,995)     1,595,000
Shareholders' equity .........................     1,024,100     1,218,944     1,235,377     (2,454,321)     1,024,100
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,769,825   $ 2,236,213   $ 1,581,378    $(2,968,316)   $ 2,619,100
                                                 ===========   ===========   ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1998
                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
ASSETS

Cash and equivalents .........................   $    76,555   $    46,109   $     2,534    $      --      $   125,198
Unfunded settlements .........................          --          57,135        (7,995)          --           49,140
House and land inventories ...................          --       1,431,245        23,963           --        1,455,208
Mortgage-backed and related securities .......          --            --          29,290           --           29,290
Residential mortgage loans
   available-for-sale ........................          --            --         234,974           --          234,974
Land held for sale and future development ....          --          35,977          --             --           35,977
Other assets .................................        17,949       178,020        55,742           --          251,711
Deferred income taxes ........................        80,385          --            (722)          --           79,663
Discontinued operations ......................          --            --          88,678           --           88,678
Investment in subsidiaries ...................     1,066,313        16,958     1,062,114     (2,145,385)          --
Advances receivable - subsidiaries ...........       271,915           485        46,405       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts payable and accrued
   liabilities ...............................   $    62,014   $   461,766   $    51,593    $      --      $   575,373
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ....          --            --         217,060           --          217,060
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets ....          --            --          28,075           --           28,075
Income taxes .................................         9,592          --            --             --            9,592
Subordinated debentures and senior
   notes .....................................       487,496        33,543        21,000           --          542,039
Discontinued operations ......................          --            --          56,258           --           56,258
Advances payable - subsidiaries ..............        32,573       230,491        55,741       (318,805)          --
                                                 -----------   -----------   -----------    -----------    -----------
       Total liabilities .....................       591,675       725,800       429,727       (318,805)     1,428,397
Shareholders' equity .........................       921,442     1,040,129     1,105,256     (2,145,385)       921,442
                                                 -----------   -----------   -----------    -----------    -----------
                                                 $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)   $ 2,349,839
                                                 ===========   ===========   ===========    ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   ----------    ------------
Revenues:
  Homebuilding ...............................   $      --      $ 2,431,148   $    18,732    $      --      $ 2,449,880
  Mortgage banking and financing,
       interest and other ....................          --             --          37,872                        37,872
  Corporate ..................................           636           --           1,348           --            1,984
                                                 -----------    -----------   -----------    -----------    -----------
Total revenues ...............................           636      2,431,148        57,952           --        2,489,736
                                                 -----------    -----------   -----------    -----------    -----------
Expenses:
  Homebuilding:
       Cost of sales .........................          --        2,010,370        17,400                     2,027,770
       Selling, general and administrative and
            other expense ....................           833        237,626         2,319                       240,778
  Mortgage banking and financing, interest
       and other .............................          --             --          22,055                        22,055
  Corporate, net .............................        24,895          2,198         1,229           --           28,322
                                                 -----------    -----------   -----------    -----------    -----------
Total expenses ...............................        25,728      2,250,194        43,003           --        2,318,925
                                                 -----------    -----------   -----------    -----------    -----------
Other Income:
Equity in income of Pulte-affiliates .........          --              816         1,961           --            2,777
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................       (25,092)       181,770        16,910                       173,588
Income taxes (benefit) .......................       (12,494)        70,308         7,280           --           65,094
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....       (12,598)       111,462         9,630                       108,494
Income  (loss) from discontinued operations ..        (1,630)          --           1,676           --               46
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) before equity in income
       of subsidiaries .......................       (14,228)       111,462        11,306           --          108,540
                                                 -----------    -----------   -----------    -----------    -----------

Equity in income of subsidiaries:
  Continuing operations ......................       121,092          8,651       115,055       (244,798)
  Discontinued operations ....................         1,676           --            --           (1,676)          --
                                                 -----------    -----------   -----------    -----------    -----------
                                                     122,768          8,651       115,055       (246,474)          --
                                                 -----------    -----------   -----------    -----------    -----------
Net income ...................................   $   108,540    $   120,113   $   126,361    $  (246,474)   $   108,540
                                                 ===========    ===========   ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                For the three months ended September 30, 1999

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................     $    --       $ 957,524     $   4,216      $    --        $ 961,740
  Mortgage banking and financing,
       interest and other ....................          --            --          10,703           --           10,703
  Corporate ..................................           561          --             113           --              674
                                                   ---------     ---------     ---------      ---------      ---------
Total revenues ...............................           561       957,524        15,032           --          973,117
                                                   ---------     ---------     ---------      ---------      ---------
Expenses:
  Homebuilding:
       Cost of sales .........................          --         788,132         3,730           --          791,862
       Selling, general and administrative
         and other expense ...................           126        87,188         1,067           --           88,381
  Mortgage banking and financing, interest
       and other .............................          --            --           7,164           --            7,164
  Corporate, net .............................         8,883           749           733           --           10,365
                                                   ---------     ---------     ---------      ---------      ---------
Total expenses ...............................         9,009       876,069        12,694           --          897,772
                                                   ---------     ---------     ---------      ---------      ---------
Other Income:
Equity in income of Pulte-affiliates .........          --            --             617           --              617
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................        (8,448)       81,455         2,955           --           75,962
Income taxes (benefit) .......................        (4,522)       31,837         1,170           --           28,485
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....        (3,926)       49,618         1,785           --           47,477
Income (loss) from discontinued operations ...          (902)         --             519           --             (383)
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) before equity in income
        of subsidiaries ......................        (4,828)       49,618         2,304           --           47,094
                                                   ---------     ---------     ---------      ---------      ---------

Equity in income of subsidiaries:
  Continuing operations ......................        51,403         2,073        51,485       (104,961)          --
  Discontinued operations ....................           519          --            --             (519)          --
                                                   ---------     ---------     ---------      ---------      ---------
                                                      51,922         2,073        51,485       (105,480)          --
                                                   ---------     ---------     ---------      ---------      ---------
Net income ...................................     $  47,094     $  51,691     $  53,789      $(105,480)     $  47,094
                                                   =========     =========     =========      =========      =========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the nine months ended September 30,1998

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   -------------
Revenues:
  Homebuilding ...............................   $      --      $ 1,911,031   $     7,838    $      --      $ 1,918,869
  Mortgage banking and financing,
       interest and other ....................          --             --          31,022           --           31,022
  Corporate ..................................         6,981          1,031         1,699           --            9,711
                                                 -----------    -----------   -----------    -----------    -----------
Total revenues ...............................         6,981      1,912,062        40,559           --        1,959,602
                                                 -----------    -----------   -----------    -----------    -----------
Expenses:
  Homebuilding:
       Cost of sales .........................          --        1,610,397         7,108           --        1,617,505
       Selling, general and administrative
         and other expense ...................           837        187,690         2,858           --          191,385
  Mortgage banking and financing, interest
       and other .............................          --             --          20,174           --           20,174
  Corporate, net .............................        26,775         (2,371)        2,314           --           26,718
                                                 -----------    -----------   -----------    -----------    -----------
Total expenses ...............................        27,612      1,795,716        32,454           --        1,855,782
                                                 -----------    -----------   -----------    -----------    -----------
Other Income:
Equity in income (loss) of Pulte-affiliates ..          --              485        (1,093)          --             (608)
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................       (20,631)       116,831         7,012           --          103,212
Income taxes (benefit) .......................       (10,722)        46,675         4,298           --           40,251
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....        (9,909)        70,156         2,714           --           62,961
Income from discontinued operations ..........          (209)          --             909           --              700
                                                 -----------    -----------   -----------    -----------    -----------
Income (loss) before equity in income
       of subsidiaries .......................       (10,118)        70,156         3,623           --           63,661
                                                 -----------    -----------   -----------    -----------    -----------

Equity in income of subsidiaries:
  Continuing operations ......................        72,870          6,477        72,197       (151,544)          --
  Discontinued operations ....................           909           --            --             (909)          --
                                                 -----------    -----------   -----------    -----------    -----------
                                                      73,779          6,477        72,197       (152,453)          --
                                                 -----------    -----------   -----------    -----------    -----------
Net income ...................................   $    63,661    $    76,633   $    75,820    $  (152,453)   $    63,661
                                                 ===========    ===========   ===========    ===========    ===========



                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three months ended September 30,1998

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   ------------
Revenues:
  Homebuilding ...............................     $    --       $ 745,336     $   1,344      $    --        $ 746,680
  Mortgage banking and financing,
       interest and other ....................          --            --          11,286           --           11,286
  Corporate ..................................         1,368          --            --             --            1,368
                                                   ---------     ---------     ---------      ---------      ---------
Total revenues ...............................         1,368       745,336        12,630           --          759,334
                                                   ---------     ---------     ---------      ---------      ---------
Expenses:
  Homebuilding:
       Cost of sales .........................          --         626,061         1,388           --          627,449
       Selling, general and administrative
          and other expense ..................           279        68,035           824           --           69,138
  Mortgage banking and financing, interest
       and other .............................          --            --           6,386           --            6,386
  Corporate, net .............................         6,762           297          (383)          --            6,676
                                                   ---------     ---------     ---------      ---------      ---------
Total expenses ...............................         7,041       694,393         8,215           --          709,649
                                                   ---------     ---------     ---------      ---------      ---------
Other Income:
Equity in income (loss) of Pulte-affiliates ..          --             359        (3,380)          --           (3,021)
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before income taxes and equity in income
       of subsidiaries .......................        (5,673)       51,302         1,035           --           46,664
Income taxes (benefit) .......................        (3,331)       20,441         1,089           --           18,199
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) from continuing operations
  before equity in income of subsidiaries ....        (2,342)       30,861           (54)          --           28,465
Income (loss) from discontinued operations ...          (391)         --             482           --               91
                                                   ---------     ---------     ---------      ---------      ---------
Income (loss) before equity in income
       of subsidiaries .......................        (2,733)       30,861           428           --           28,556
                                                   ---------     ---------     ---------      ---------      ---------

Equity in income of subsidiaries:
  Continuing operations ......................        30,807         2,866        32,377        (66,050)          --
  Discontinued operations ....................           482          --            --             (482)          --
                                                   ---------     ---------     ---------      ---------      ---------
                                                      31,289         2,866        32,377        (66,532)          --
                                                   ---------     ---------     ---------      ---------      ---------
Net income ...................................     $  28,556     $  33,727     $  32,805      $ (66,532)     $  28,556
                                                   =========     =========     =========      =========      =========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                For the nine months ended September 30, 1999

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   -------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........    $ 108,494     $ 120,113      $ 124,685     $(244,798)    $ 108,494
  Adjustments to reconcile income from
       continuing operations to net cash
       flows provided by (used in) operating
       activities:
    Equity in income of subsidiaries .........     (121,092)       (8,651)      (115,055)      244,798          --
    Amortization, depreciation and other .....          146         9,405           (982)         --           8,569
    Deferred income taxes ....................       (1,915)         --             --            --          (1,915)
    Gain on sale of securities ...............         --            --           (1,664)         --          (1,664)
   Increase (decrease) in cash due to:
    Inventories ..............................         --        (338,886)        (5,652)         --        (344,538)
    Residential mortgage loans
        available-for-sale ...................         --            --           85,120          --          85,120
    Other assets .............................        1,519       (85,802)        (5,726)         --         (90,009)
    Accounts payable and accrued liabilities .        4,257       119,111          2,225          --         125,593
    Income taxes .............................      (55,789)       75,702            504          --          20,417
                                                  ---------     ---------      ---------     ---------     ---------
Net cash provided by (used in) operating
  activities .................................      (64,380)     (109,008)        83,455          --         (89,933)
                                                  ---------     ---------      ---------     ---------     ---------
Cash flows from investing activities:
  Proceeds from sale of securities available-
    for-sale .................................         --            --           27,886          --          27,886
  Principal payments of mortgage-backed
    securities ...............................         --            --            1,490          --           1,490
  Cash paid for acquisition, net of cash
     acquired ................................         --         (24,714)          --            --         (24,714)
  Dividends received from subsidiaries .......        3,550        13,994           --         (17,544)         --
  Other, net .................................         --            --           (1,579)         --          (1,579)
  Investment in subsidiary ...................      (30,358)       (7,097)          --          37,455          --
  Advances to affiliates .....................      (97,935)          (34)        (7,126)      105,095          --
                                                  ---------     ---------      ---------     ---------     ---------
Net cash provided by (used in) investing
  activities .................................     (124,743)      (17,851)        20,671       125,006         3,083
                                                  ---------     ---------      ---------     ---------     ---------


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30, 1999

                                                             Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   -------------
Continuing operations (continued):
Cash flows from financing activities:
  Payment of long-term debt and bonds ........         --         (22,405)      (27,782)           --         (50,187)
  Proceeds from borrowings ...................      150,000           960          --              --         150,960
  Repayment of borrowings ....................         --         (15,796)      (87,663)           --        (103,459)
  Capital contributions from parent ..........         --          29,853         7,602         (37,455)         --
  Advances from affiliates ...................      (32,182)      115,900        21,377        (105,095)         --
  Dividends paid .............................       (6,919)         --         (17,544)         17,544        (6,919)
  Other, net .................................        1,693            48           103            --           1,844
                                                  ---------     ---------     ---------       ---------     ---------
Net cash provided by (used in)
  financing activities .......................      112,592       108,560      (103,907)       (125,006)       (7,761)
                                                  ---------     ---------     ---------       ---------     ---------
Net increase (decrease) in cash and
  equivalents - continuing operations ........    $ (76,531)    $ (18,299)    $     219       $    --       $ (94,611)
                                                  ---------     ---------     ---------       ---------     ---------

Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
        operations ...........................    $      46     $    --       $   1,676       $  (1,676)    $      46
  Change in deferred income taxes ............       25,621          --            --              --          25,621
  Equity in income of subsidiaries ...........       (1,676)         --            --             1,676          --
  Change in income taxes .....................      (25,661)         --            --              --         (25,661)
  Other changes, net .........................        1,670          --             993            --           2,663
Cash flows from investing activities:
  Purchase of securities available-
       for-sale ..............................         --            --             216            --             216
  Decrease in Covered Assets and FRF
       receivables ...........................         --            --          (2,926)           --          (2,926)
                                                  ---------     ---------     ---------       ---------     ---------
Net decrease in cash and equivalents-
  discontinued operations ....................         --            --             (41)           --             (41)
                                                  ---------     ---------     ---------       ---------     ---------
Net increase (decrease) in cash and
  equivalents ................................      (76,531)      (18,299)          178            --         (94,652)
Cash and equivalents at beginning of
  period .....................................       76,555        46,109         2,665            --         125,329
                                                  ---------     ---------     ---------       ---------     ---------
Cash and equivalents at end of period ........    $      24     $  27,810     $   2,843       $    --       $  30,677
                                                  =========     =========     =========       =========     =========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                 For the nine months ended September 30,1998

                                                              Unconsolidated
                                                 -----------------------------------------                 Consolidated
                                                   Pulte        Guarantor    Non-Guarantor   Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries     Entries     Corporation
                                                 -----------   ------------  -------------   -----------   -------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........    $  62,961     $  76,633      $  74,911      $(151,544)     $  62,961
  Adjustments to reconcile income from
       continuing operations to net cash
       flows provided by (used in) operating
       activities:
    Equity in income of subsidiaries .........      (72,870)       (6,477)       (72,197)       151,544           --
    Amortization, depreciation and other .....          145         3,918            150           --            4,213
    Deferred income taxes ....................       (4,782)         --             --             --           (4,782)
   Increase (decrease) in cash due to:
    Inventories ..............................         --        (107,596)        (1,959)          --         (109,555)
    Residential mortgage loans
        held for sale ........................         --            --           49,527           --           49,527
    Other assets .............................       (3,577)       54,167        (23,560)          --           27,030
    Accounts payable and accrued liabilities..        4,041        11,953         17,260           --           33,254
    Income taxes .............................      (27,105)       50,946            530           --           24,371
                                                  ---------     ---------      ---------      ---------      ---------

Net cash provided by (used in) operating
  activities .................................      (41,187)       83,544         44,662           --           87,019
                                                  ---------     ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Principal payments of mortgage backed
       securities ............................         --            --            7,196           --            7,196
  Dividends received from subsidiaries .......      132,040         8,900        132,040       (272,980)          --
  Cash paid for acquisitions, net of cash
       acquired ..............................         --        (158,832)          --             --         (158,832)
  Investment in subsidiary ...................      (32,040)       (4,271)          --           36,311           --
  Advances to affiliates .....................     (154,455)         (644)        (5,810)       160,909           --
  Other, net .................................         --            --             (477)          --             (477)
                                                  ---------     ---------      ---------      ---------      ---------
Net cash provided by (used in) investing
  activities .................................      (54,455)     (154,847)       132,949        (75,760)      (152,113)
                                                  ---------     ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ........         --            --           (8,001)          --           (8,001)
  Proceeds of borrowings .....................         --          31,969           --             --           31,969
  Repayment of borrowings ....................         --          (8,101)       (45,246)          --          (53,347)
  Capital contributions from parent ..........         --          32,040          4,271        (36,311)          --
  Advances from affiliates ...................        5,824       142,752         12,333       (160,909)          --
  Dividends paid .............................       (4,727)     (132,040)      (140,940)       272,980         (4,727)
  Other, net .................................        6,920            28          1,334           --            8,282
                                                  ---------     ---------      ---------      ---------      ---------
Net cash provided by (used in)
  financing activities .......................        8,017        66,648       (176,249)        75,760        (25,824)
                                                  ---------     ---------      ---------      ---------      ---------
Net (decrease) increase in cash and
  equivalents - continuing operations ........    $ (87,625)    $  (4,655)     $   1,362      $    --        $ (90,918)
                                                  ---------     ---------      ---------      ---------      ---------


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.    Supplemental guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                 For the nine months ended September 30,1998

                                                               Unconsolidated
                                                 -----------------------------------------                Consolidated
                                                   Pulte        Guarantor    Non-Guarantor  Eliminating      Pulte
                                                 Corporation   Subsidiaries   Subsidiaries    Entries     Corporation
                                                 -----------   ------------  -------------  -----------   -------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued operations ........    $     700     $    --       $     909      $    (909)    $     700
  Change in deferred income taxes ............       17,738          --            --             --          17,738
  Equity in income of subsidiaries ...........         (909)         --            --              909          --
  Change in income taxes .....................      (18,846)         --            --             --         (18,846)
  Other changes, net .........................        1,317          --           6,464           --           7,781
Cash flows from investing activities:
  Purchase of securities available-
       for-sale ..............................         --            --         (21,809)          --         (21,809)
  Principal payments of mortgage-backed
       securities ............................         --            --          21,900           --          21,900
  Decrease in Covered Assets and FRF
       receivables ...........................         --            --          34,642           --          34,642
Cash flows from financing activities:
  Increase in deposit liabilities ............         --            --           8,312           --           8,312
  Repayment of borrowings ....................         --            --         (31,560)          --         (31,560)
  Decrease in FHLB advances ..................         --            --          (3,100)          --          (3,100)
                                                  ---------     ---------     ---------      ---------     ---------

Net increase in cash and equivalents-
  discontinued operations ....................         --            --          15,758           --          15,758
                                                  ---------     ---------     ---------      ---------     ---------
Net (decrease) increase in cash and
  equivalents ................................      (87,625)       (4,655)       17,120           --         (75,160)
Cash and equivalents at beginning of
  period .....................................      195,946        46,466         4,896           --         247,308
                                                  ---------     ---------     ---------      ---------     ---------
Cash and equivalents at end of period ........    $ 108,321     $  41,811     $  22,016      $    --       $ 172,148
                                                  =========     =========     =========      =========     =========


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                      Three Months Ended        Nine Months Ended
                                                         September 30,            September 30,
                                                      ------------------       ------------------
                                                      1999         1998         1999         1998
                                                      ----         ----         ----         ----
Pre-tax income (loss):
   Homebuilding operations .....................   $  82,114    $  47,072    $ 184,109    $ 109,371
   Financial Services operations ...............       3,539        4,900       15,817       10,848
   Corporate ...................................      (9,691)      (5,308)     (26,338)     (17,007)
                                                   ---------    ---------    ---------    ---------
Pre-tax income from continuing operations ......      75,962       46,664      173,588      103,212

Income taxes ...................................     (28,485)     (18,199)     (65,094)     (40,251)
                                                   ---------    ---------    ---------    ---------
Income from continuing operations ..............      47,477       28,465      108,494       62,961
Income (loss) from discontinued operations .....        (383)          91           46          700
                                                   ---------    ---------    ---------    ---------
Net income .....................................   $  47,094    $  28,556    $ 108,540    $  63,661
                                                   =========    =========    =========    =========
Per share data - assuming dilution:
   Income from continuing operations ...........   $    1.08    $     .64    $    2.47    $    1.44
   Income (loss) from discontinued operations ..        (.01)        --           --            .01
                                                   ---------    ---------    ---------    ---------
   Net income ..................................   $    1.07    $     .64    $    2.47    $    1.45
                                                   =========    =========    =========    =========

A comparison of pre-tax income (loss) for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 74% and 68%, respectively, due primarily to the improvement in domestic homebuilding operations where pre-tax income increased 63% and 61%, respectively. Domestic unit settlements increased 18% and 20%, respectively; domestic gross margins improved 190 and 170 basis points, respectively; and domestic unit selling price increased by approximately 7% and 5%, respectively.

o Pre-tax income of the Company's financial services segment decreased 28% for the quarter primarily due to increasingly competitive market conditions in the mortgage banking industry as a result of rising mortgage interest rates. For the nine months ended September 30, 1999, pre-tax income increased 46% over the prior year period, primarily reflecting the Company's mortgage banking operations which benefited from substantial increases in mortgage origination volume, origination fees, and pricing and marketing gains. Nine month results also reflect a net gain of approximately $1,700 from the redemption of mortgage-backed bonds by Pulte Financial Companies, Inc. (PFCI), a subsidiary of the Company.

o Pre-tax loss of the Company's corporate business segment increased $4,383 and $9,331, respectively, from the three and nine month periods ended September 30,1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,850 in the corporate net interest spread and an increase in other corporate expenses, net, of approximately $2,500. Year-to-date results reflect an increase of approximately $3,800 in the corporate net interest spread, and an increase in other corporate expenses, net, of approximately $5,500. Increases in the corporate net interest spread are attributed to increased borrowings for additional capital investment, primarily in the domestic homebuilding operations. Other corporate expenses, net, in 1998 were reduced by the net of one-time events, including a gain of approximately $5,000 on the sale of Expression Homes, partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

The Company's Homebuilding segment consists of the following business lines:

o Domestic Homebuilding operations are conducted in 41 markets, located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult home buyer. During 1998, the Company acquired two homebuilders, Tennessee-based Radnor Homes on May 27, 1998 and Florida-based DiVosta & Company on July 1, 1998 (the "acquired operations").

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico and Puerto Rico. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

o Active Adult operations acquire and develop major Active Adult residential communities, amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. Prior to July 1, 1999 Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company and BRE closed an agreement for the Company's purchase of BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million, net of liabilities assumed. As a result of this purchase, Pulte owns 100% of the Active Adult operations, and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three and nine months ended September 30, 1999 and 1998, are as follows:

                                                  Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                  ------------------        ------------------
                                                   1999        1998         1999         1998
                                                   ----        ----         ----         ----
Pulte/Pulte-affiliate homebuilding revenues:
   Domestic ..................................   $929,833    $741,114    $2,403,353   $1,894,636
   International .............................     20,571       4,907        75,009       43,938
   Active Adult ..............................     27,691      30,139        85,352       61,911
                                                 --------    --------    ----------   ----------
Total homebuilding ...........................   $978,095    $776,160    $2,563,714   $2,000,485
                                                 ========    ========    ==========   ==========
Pre-tax income (loss):
         Domestic ............................   $ 82,686    $ 50,708    $  183,510   $  114,144
         International .......................        (90)     (4,527)          141       (3,902)
         Active Adult ........................       (482)        891           458         (871)
                                                 --------    --------    ----------   ----------
      Total Homebuilding operations ..........   $ 82,114    $ 47,072    $  184,109   $  109,371
                                                 ========    ========    ==========   ==========
Pulte and Pulte-affiliate settlements - units:
   Domestic ..................................      4,874       4,134        13,101       10,899
   International:
         Pulte ...............................         50          22           224          106
         Pulte-affiliated entities ...........      1,018         250         3,734        2,491
                                                 --------    --------    ----------   ----------
         Total International .................      1,068         272         3,958        2,597
                                                 --------    --------    ----------   ----------
   Active Adult:
         Pulte ...............................        132          37           133          128
         Pulte-affiliated entity .............       --           143           279          252
                                                 --------    --------    ----------   ----------
         Total Active Adult ..................        132         180           412          380
                                                 --------    --------    ----------   ----------
Total Pulte and Pulte-affiliate settlements -
   units .....................................      6,074       4,586        17,471       13,876
                                                 ========    ========    ==========   ==========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The domestic homebuilding business line represents the Company's core business. Operations are conducted in 41 markets, located throughout 27 states, and are organized into nine regions as follows:

Pulte Home East:
-----------------------
  Mid-Atlantic Region      Connecticut, Delaware, Maryland,
                           Massachusetts, New Jersey, New Hampshire,
                           Pennsylvania, Rhode Island, Virginia

  Southeast Region         Georgia, North Carolina, South Carolina, Tennessee
  Florida Region           Florida

Pulte Home Central:
-----------------------
  Great Lakes Region       Indiana, Kansas, Michigan, Missouri, Ohio
  Midwest Region           Illinois, Minnesota
  Texas Region             Texas

Pulte Home West:
-----------------------
  Southwest Region         Arizona, Nevada
  Rocky Mountain Region    Colorado, Utah
  California Region        California

No one individual market within the 41 markets represented more than 10% of total domestic homebuilding net new orders, unit settlements or revenues during the three and nine month period ended September 30, 1999.

The following table presents selected unit information for Pulte's domestic homebuilding operations for the three and nine months ended September 30, 1999 and 1998.


                                                 Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                 ------------------        ------------------
                                                  1999        1998         1999         1998
                                                  ----        ----         ----         ----
      Unit settlements:
         Pulte Home East......................     2,528       2,048         6,839        5,234
         Pulte Home Central...................     1,560       1,273         3,944        3,281
         Pulte Home West......................       786         813         2,318        2,384
                                                --------    --------    ----------   ----------
                                                   4,874       4,134        13,101       10,899
                                                ========    ========    ==========   ==========
      Net new orders - units:
         Pulte Home East......................     2,405       2,529         8,276        6,890
         Pulte Home Central...................     1,274       1,293         4,559        4,526
         Pulte Home West......................       680         706         2,474        2,636
                                                --------    --------    ----------   ----------
                                                   4,359       4,528        15,309       14,052
                                                ========    ========    ==========   ==========
      Net new orders - dollars                  $958,000    $796,000    $3,023,000   $2,457,000
                                                ========    ========    ==========   ==========
      Backlog at September 30 - units:
         Pulte Home East......................                               4,080        3,216
         Pulte Home Central...................                               2,529        2,261
         Pulte Home West......................                               1,013        1,069
                                                                        ----------   ----------
                                                                             7,622        6,546
                                                                        ==========   ==========

      Backlog at September 30 - dollars.......                          $1,543,000   $1,179,700
                                                                        ==========   ==========


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

During the three months ended September 30, 1999, the Company reported net new orders of 4,359, a decrease of 4% from the comparable period of the prior year. Prior year results include 346 backlog units acquired with the acquisition of DiVosta & Company. Excluding these units, net new orders increased 4% over 1998. For the nine months ended September 30, 1999, net new orders of 15,309, which include the 346 acquired backlog units, were a 9% increase over the prior year. The year-to- date results reflect strong performance in the Southeast, Florida, Great Lakes, Midwest and Mid-Atlantic Regions. Net new orders provided by the acquired operations in 1999 amounted to 352 units for the quarter and 1,250 units year-to-date, compared with 651 and 862 units, respectively, for the same periods in 1998.

Unit settlements increased 18% for the quarter and 20% year-to-date, reflecting strong activity in the Southeast, Florida, Texas, and Great Lakes Regions. Strong demand, supported by favorable economic conditions, continued to drive order activity, resulting in record levels of backlog. These factors have contributed to the solid settlement activity during 1999. Settlements provided by the acquired operations in 1999 amounted to 355 units for the quarter and 1,059 units year-to-date, compared with 379 and 413 units, respectively, for the same periods in 1998.

The Company's backlog at September 30, 1999 was 7,622 units, or approximately $1.5 billion. Unit backlog at September 30, 1999, was approximately 16% higher than September 30, 1998 and 41% higher than December 31, 1998. Backlog at September 30, 1999 associated with acquired operations amounted to 690 units or $137,000, compared with 449 units or $86,000 at September 30, 1998.

The following table presents a summary of pre-tax income for Pulte's domestic homebuilding operations for the three and nine months ended September 30, 1999 and 1998:

                                              Three Months Ended           Nine Months Ended
                                                  September 30,              September 30,
                                              ------------------          ------------------
                                               1999        1998           1999          1998
                                               ----        ----           ----          ----
Revenues .................................   $ 929,833   $ 741,114    $ 2,403,353   $ 1,894,636
Cost of sales ............................    (763,848)   (622,549)    (1,986,025)   (1,597,070)
Selling, general and administrative
  expense ................................     (77,947)    (62,497)      (216,232)     (168,181)
Interest (a) .............................      (6,579)     (5,398)       (16,153)      (14,241)
Other income (expense), net ..............       1,227          38         (1,433)       (1,000)
                                             ---------   ---------    -----------   -----------
Pre-tax income ...........................   $  82,686   $  50,708    $   183,510   $   114,144
                                             =========   =========    ===========   ===========
Average sales price ......................   $     191   $     179    $       183   $       174
                                             =========   =========    ===========   ===========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins were 17.9% and 17.4% for the three and nine month periods ended September 30, 1999, respectively, compared to 16.0% and 15.7 %, respectively, for the same periods of the prior year. Several factors contributed to this favorable trend including continued strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers.

As a percentage of total revenues, selling, general and administrative expenses (SG&A) were 8.4% for each of the quarters ending September 30, 1999 and 1998. For the nine months ended September 30, 1999, SG&A expenses were 9% of revenue, a 10 basis point increase from the same period in 1998. The increase in SG&A spending is attributed to higher sales and marketing expenses and increased field expenses, partly resulting from continued implementation of the Company's financial and operating systems, as well as, increased construction expenses associated with the build out of almost 10,000 homes under construction at September 30, 1999.

Other income (expense) net, includes gains on land sales and other homebuilding-related expenses, and has also historically included the net operating results of Pulte's Builder's Supply & Lumber (BSL) subsidiary prior to its sale on March 20, 1998. The increase in other income, net, for the third quarter is a result of increased gains on land sales. For the nine months ended September 30, 1999, increased gains on land sales were offset by amortization of goodwill associated with the Company's 1998 homebuilding acquisitions.

The average selling price for the three and nine month periods ended September 30, 1999 were $191 and $183, respectively, an increase from the average selling price of $179 and $174 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

Information related to interest in inventory is as follows:

                               Three Months Ended      Nine Months Ended
                                  September 30,           September 30
                               ------------------      ------------------
                                1999         1998       1999         1998
                                ----         ----       ----         ----
Interest in inventory at
  beginning of period .....   $ 20,471    $ 14,379    $ 16,356    $ 14,719
Interest capitalized ......      6,587       6,093      20,276      14,596
Interest expensed .........     (6,579)     (5,398)    (16,153)    (14,241)
                              --------    --------    --------    --------
Interest in inventory at
  end of period ...........   $ 20,479    $ 15,074    $ 20,479    $ 15,074
                              ========    ========    ========    ========


At September 30, 1999, Pulte's domestic homebuilding operations controlled approximately 66,200 lots, of which approximately 40,900 lots were owned and approximately 25,300 lots were controlled through option agreements.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The following table presents selected financial data for Pulte's international homebuilding operations for the three and nine month periods ended September 30, 1999 and 1998.

                                              Three Months Ended    Nine Months Ended
                                                 September 30,         September 30
                                              ------------------    ------------------
                                               1999      1998       1999         1998
                                               ----      ----       ----         ----
Revenues .................................   $ 4,216    $ 1,344    $ 18,732    $  7,838
Cost of sales ............................    (3,730)    (1,388)    (17,400)     (7,108)
Selling, general and
  administrative expense .................    (1,019)    (1,085)     (3,376)     (3,534)
Other income, net ........................      (174)       (18)        224          (5)
Equity in income of Mexico operations ....       617     (3,380)      1,961      (1,093)
                                             -------    -------    --------    --------
Pre-tax income (loss) ....................   $   (90)   $(4,527)   $    141    $ (3,902)
                                             =======    =======    ========    ========
Unit settlements:
   Pulte .................................        50         22         224         106
   Pulte-affiliated entities .............     1,018        250       3,734       2,491
                                             -------    -------    --------    --------
      Total Pulte and Pulte-affiliates ...     1,068        272       3,958       2,597
                                             =======    =======    ========    ========

Pre-tax income for the three and nine month periods ended September 30, 1999, from the Company's international operations reflect improved operating results in Puerto Rico, offset by increased overhead costs associated with expansion in Mexico. Foreign currency exchange gains in Mexico amounted to $1,157 for the quarter and $1,571 year-to-date, reflecting a 5% year-to-date increase in the value of the Mexican peso against the U.S. dollar.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $39,700 at September 30, 1999. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of September 30, 1999, the Company's net investment in the Juarez-based joint venture approximated $25,800.

Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose de Iturbide, San Juan del Rio and Zamora. The Company's net investment in this joint venture at September 30, 1999 approximated $5,500.

In September, the Company entered into a joint venture agreement with Desarrolladores Urbanos (Canovanas), S. E., an established Puerto Rican special partnership created for the acquisition and development of 121 acres located in the municipality of Canovanas, Puerto Rico. The Company's initial investment for a 50% ownership interest in this project amounted to $2,780, an amount which represents the net investment balance for this venture at September 30, 1999. This investment is accounted for using the equity method.



               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Prior to July 1, 1999, Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company and BRE closed an agreement for the Company's purchase of BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million, net of liabilities assumed. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the Active Adult operations, and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment. The impact of this acquisition was immaterial to the Company's consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

Active Adult operations acquire and develop major active adult residential communities, highly amenitized age-targeted and age-restricted communities appealing to a growing demographic group in their pre-retirement and retirement years. These operations, headquartered in Phoenix, Arizona, at September 30, 1999 include three communities located in Arizona and California. Springfield at Whitney Oaks, the Venture's Active Adult Community in Northern California, recently received the Gold Achievement Award for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing.

The following table presents selected financial data for Pulte's Active Adult homebuilding operations for the three and nine month period ended September 30, 1999 and 1998. Prior year data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, the date upon which the formation of the joint venture occurred, and the equity in income of the joint venture from that date forward. 1999 data reflect the equity in income of the joint venture entity through June 30, 1999 and the operating results of the Company's Active Adult subsidiaries from July 1, 1999 forward.

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                                ------------------               -----------------
                                                                1999           1998             1999            1998
                                                                ----           ----             ----            ----
   Revenues..........................................       $    27,691    $      4,222     $      27,795   $      16,395
   Cost of sales.....................................           (24,284)         (3,512)          (24,345)        (13,327)
   Selling, general and administrative expense.......            (3,348)           (181)           (3,332)         (3,959)
   Interest (a)......................................              (443)              -              (443)              -
   Other income (expense), net.......................               (98)              3               (33)           (465)
   Equity in income of joint venture.................                 -             359               816             485
                                                            -----------    ------------     -------------   -------------
   Pre-tax income (loss).............................       $      (482)   $        891     $         458   $        (871)
                                                            ===========    ============     =============   =============
Pulte and Pulte-affiliate:
   Average sales price...............................       $       210    $        167     $         207   $         163
                                                            ===========    ============     =============   =============
   Unit settlements..................................               132             180               412             380
                                                            ===========    ============     =============   =============
   Net new orders - units............................               103             149               431             581
                                                            ===========    ============     =============   =============
   Net new orders - dollars..........................       $    53,700    $     28,600     $      95,900   $     107,300
                                                            ===========    ============     =============   =============
   Backlog at September 30 - units...................                                                 190             315
                                                                                            =============   =============
   Backlog at September 30 - dollars.................                                       $      47,800   $      64,100
                                                                                            =============   =============

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

The following additional pro-forma information presents selected financial data for Pulte's wholly-owned and joint venture Active Adult operations as if they had been consolidated for the periods presented.

                                                                Three Months Ended               Nine Months Ended
                                                                   September 30,                    September 30,
                                                                ------------------               -----------------
                                                                1999           1998             1999            1998
                                                                ----           ----             ----            ----
Pro-forma financial summary:
   Revenues..........................................       $    27,691    $     30,139     $      85,352   $      61,911
   Cost of sales.....................................           (24,284)        (24,659)          (71,342)        (49,881)
   Selling, general and administrative expense.......            (3,348)         (3,579)          (11,068)        (10,865)
   Interest..........................................              (443)            (17)           (1,378)            (17)
   Other income (expense), net.......................               (98)           (458)              (60)         (1,114)
                                                            -----------    ------------     -------------   -------------

   Pro-forma pre-tax income (loss)...................       $      (482)   $      1,426     $       1,504   $          34
                                                            ===========    ============     =============   =============

For the quarter ended September 30, 1999, net new orders, unit settlements and revenue decreased primarily related to the completion and close-out of two Active Adult communities. For the nine months, net new orders also decreased due to the completion and close-out of two communities. Unit settlements and revenues increased for the nine months ended September 30, 1999, compared with the same period in 1998, due to activity in newer communities which began closing units in the second and third quarters of 1998. In addition, higher average selling prices as a result of strong demand for housing and product mix contributed to increased revenue.

Gross profit margins were 12.3% and 16.4% for the three and nine months ended September 30, 1999, respectively, compared with 18.2% and 19.4%, respectively, for the same periods of the prior year. The decrease was primarily due to acquisition accounting adjustments related to the Company's purchase of BRE's 50% interest in the joint venture operations effective July 1, 1999. Excluding the impact of acquisition accounting, gross profit margins for the third quarter and nine months ended September 30, 1999 would have been 19.0% and 18.6%, respectively. The Company anticipates that gross profit margins will continue to be adversely impacted by acquisition accounting adjustments through the first half of 2000.

Since March 25, 1998, the Active Adult operations have incurred interest costs on funds borrowed to finance their development and construction activities. The interest cost is capitalized into inventory and charged to interest expense when the related inventories are closed.

Other expense, net for the third quarter of 1998 includes write-off of pre-acquisition land costs. For the nine months ended September 30, 1998, other expense, net also includes transaction costs related to the sale of 50% of the Company's Active Adult operations to BRE in the first quarter of 1998.

At September 30, 1999, Pulte's Active Adult homebuilding operations controlled approximately 1,230 lots, of which approximately 900 lots were owned and approximately 330 lots were controlled through option agreements.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through Pulte Financial Companies, Inc. (PFCI), the Company's financing subsidiary, which completed the early redemption of its remaining mortgage-backed bond portfolio during the first quarter of 1999. Pre-tax income (loss) of the Company's financial services operations for the three and nine month periods ended September 30, 1999 and 1998, is as follows:

                                             Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                             ------------------               -----------------
                                             1999           1998             1999            1998
                                             ----           ----             ----            ----
Pre-tax income (loss):
    Mortgage banking..............       $     3,364    $      4,920     $      14,009   $      10,908
    Financing activities..........               175             (20)            1,808             (60)
                                         -----------    ------------     -------------   -------------
        Pre-tax income............       $     3,539    $      4,900     $      15,817   $      10,848
                                         ===========    ============     =============   =============

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                                    Three Months Ended               Nine Months Ended
                                                       September 30,                     September 30,
                                                    ------------------               -----------------
                                                    1999           1998             1999            1998
                                                    ----           ----             ----            ----
Total originations:
    Loans................................             3,241           3,194             9,773           8,752
                                                ===========    ============     =============   =============
    Principal............................       $   455,800    $    429,700     $   1,352,300   $   1,151,500
                                                ===========    ============     =============   =============
Originations for Pulte customers:
    Loans................................             2,616           2,258             7,406           6,350
                                                ===========    ============     =============   =============
    Principal............................       $   377,800    $    312,700     $   1,057,400   $     858,800
                                                ===========    ============     =============   =============

Mortgage origination unit volume for the three and nine month periods ended September 30, 1999, increased 1% and 12%, respectively, over the comparable 1998 periods, driven primarily by a 20% increase in year-to-date unit sales realized in Pulte's domestic homebuilding operations. The lower rate of increase for the quarter is the result of competitive market conditions due to rising mortgage interest rates, which decreased non-Pulte originations during the quarter. Year-to-date, Pulte originations now comprise 76% of total production versus 73% in the same period in 1998, while for the third quarter Pulte originations were 81% in 1999 and 71% in 1998. Refinancings approximated 5% of total loan originations for the nine month period ended September 30, 1999, compared to 9% for the same period in 1998. At September 30, 1999, loan application backlog increased 23% to $662,700 as compared with $537,900 at September 30, 1998. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in Pulte Mortgage's strategy or use of derivative financial instruments in this regard.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, which is required to be adopted for years beginning after June 15, 2000, with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Pulte Mortgage, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect Statement No. 133 will have on its earnings and financial position.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

During the three and nine month periods ended September 30, 1999, origination fees increased 29% and 49%, respectively. This increase is attributable to higher revenues per loan and an increase in non-funded (brokered) loans. Pricing and marketing gains for the three months ended September 30, 1999 decreased 20% due to increasingly competitive market conditions. For the nine months ended September 30, 1999, a 12% increase was primarily the result of increased funded mortgage originations. Net interest income increased 83% and 67%, respectively, due to higher funded production and a widening of the yield curve. General and administrative expenses for the third quarter and nine months ended September 30, 1999 were 24% and 21% higher than 1998, respectively, due to higher loan production and costs related to year 2000 compliance efforts.

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

The following table presents corporate results of operations for the three and nine months ended September 30, 1999 and 1998:

                                                  Three Months Ended               Nine Months Ended
                                                     September 30,                    September 30,
                                                  ------------------               -----------------
                                                  1999           1998             1999            1998
                                                  ----           ----             ----            ----
Net interest expense.................        $     5,290    $      3,440     $      14,931   $      11,156
Other corporate expenses, net........              4,401           1,868            11,407           5,851
                                             -----------    ------------     -------------   -------------
Loss before income taxes.............        $     9,691    $      5,308     $      26,338   $      17,007
                                             ===========    ============     =============   =============

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Pre-tax loss of the Company's corporate business segment increased $4,383 and $9,331, respectively, from the three and nine month periods ended September 30,1998. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,850 in the corporate net interest spread and an increase in other corporate expenses, net of approximately $2,500. Year-to-date results reflect an increase of approximately $3,800 in the corporate net interest spread, and an increase in other corporate expenses, net, of approximately $5,500. Increases in the corporate net interest spread are attributed to increased borrowings for additional capital investment, primarily in the domestic homebuilding operations. Other corporate expenses, net in 1998 were reduced by the net of one-time events, including a gain of approximately $5,000 on the sale of Expression Homes, partially offset by provisions of $3,500 for the write down of certain projects and R&D investments.


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

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset impairments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of September 30, 1999, the Company has severed employment with approximately 150 employees.

The following table displays a rollforward of the liabilities accrued for the Company's restructuring from December 31, 1998 to September 30, 1999:

                                            Balance at                1999                Balance at
                                           December 31,             Reserve             September 30,
Type of Cost                                   1998                   Uses                   1999
------------                             ----------------       ----------------       ----------------
Homebuilding operations:
   Employee separation and other         $          1,502       $           (600)      $            902
   Other                                              255                   (125)                   130
                                         ----------------       ----------------       ----------------
                                                    1,757                   (725)                 1,032
                                         ----------------       ----------------       ----------------
Mortgage Banking operations:
   Employee separation and other                      337                   (150)                   187
   Other                                               79                    (77)                     2
                                         ----------------       ----------------       ----------------
                                                      416                   (227)                   189
                                         ----------------       ----------------       ----------------
Corporate:
   Employee separation and other                      922                   (343)                   579
                                         ----------------       ----------------       ----------------
                                         $          3,095       $         (1,295)      $          1,800
                                         ================       ================       ================

The remaining accrual for restructuring costs at September 30, 1999 primarily relates to longer term severance agreements and deferred compensation liabilities which are expected to be fully utilized by December 31, 1999.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources:

Continuing Operations:

The Company's net cash used in operating activities amounted to $89,933, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in inventory levels resulting from land purchases and increases in other assets, partially offset by a decrease in PMC's portfolio of residential mortgage loans available-for-sale, and increases in net income and accounts payable. Net cash provided by investing activities increased to $3,083 reflecting the sale of the underlying collateral of PFCI's mortgage-backed bond portfolio which was redeemed during the first quarter of this year, offset by the purchase of BRE's interest in the net assets of the Company's Active Adult joint venture. Cash used in 1998 investing activity primarily reflects the Company's purchase of Radnor Homes and DiVosta & Company. Net cash used in financing activities decreased to $7,761 in 1999, which uses reflect PFCI's redemption of its remaining mortgage-backed bond portfolio, payments on collateralized short-term debt related to PMC's residential mortgage loan portfolio, repayment of unsecured senior subordinated debentues and other debt, offset by increased borrowings under the Company's revolving credit facility.

The Company finances its land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had $150,000 of borrowings under its $415,000 unsecured revolving credit facilities and approximately $28,000 of borrowings under its $60,000 secured credit line at September 30, 1999. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 1999, amounted to $275,000. PMC has received a conditional commitment of an additional $70,000, which will be effective in December, 1999, for anticipated year end mortgage origination volume. There were approximately $136,000 of borrowings outstanding under the $275,000 PMC arrangement at September 30, 1999. Mortgage loans originated by PMC are subsequently sold to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

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

At September 30, 1999, the Company had cash and equivalents of $30,587 and total long-term indebtedness of $518,391. Long-term indebtedness includes $487,642 of unsecured senior notes, a $21,000 unsecured promissory note and other Pulte limited recourse debt of $9,749. During the third quarter of 1999, the Company redeemed the remaining $22,405, 10.125% unsecured senior subordinated debentures due July, 1999. Included in discontinued operations is First Heights advances of $760. The Company also has other non-recourse short-term notes payable of $51,725.

Sources of the Company's working capital at September 30, 1999 include its cash and equivalents, its $210,000 committed unsecured revolving credit facility, and an additional $205,000 committed unsecured revolving credit facility which closed in September, 1999. The Company's Active Adult operation finances its development and construction activities through a $60,000 line of credit secured by its inventory. The Company anticipates paying off this line during the fourth quarter, and funding these operations through its unsecured revolving credit facilities. During the remainder of 1999, management anticipates projected homebuilding and corporate working capital requirements will be principally funded with internally generated funds and the previously mentioned credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations:

The Company's remaining investment in First Heights at September 30, 1999 approximated $29,000. Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the FSLIC Resolution Fund (FRF) were exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of FRF. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the Final Judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.

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

                                                                                                 1999 Expected Date
                                                                                                   of Completion
IT related Systems                                         IT Dependency      Phase/Status          (all Phases)
------------------                                         -------------      ------------       ------------------
1. Integrated Business Systems
     -  Financial accounting                               High                     3               November 30
     -  Sales & Construction support                       Medium               Complete               Complete
     -  Service management                                 Low                  Complete               Complete
     -  Payroll and Benefits administration                High                 Complete               Complete

2. Datacenter Equipment & Operations                       High                 Complete               Complete

3. Data and Voice Communications Networks                  High                 Complete               Complete

4. Desktop PC's, incl. electronic mail, except leased      Medium               Complete               Complete
   equipment

5. Key suppliers
     -  Banking providers                                  Medium               Complete               Complete
     -  Field trade contractors and material suppliers     Low                  Complete               Complete

Non-IT Systems

The Company does not own or operate any material "non-IT" systems, facilities, or industrial equipment that it believes might be adversely affected by the Year 2000 issue. All administrative office premises are leased, and are typically low-rise facilities in major metropolitan areas. All telephone systems and electronic office equipment have been assessed and corrected as part of Project 3 listed above.

Customer and Supplier/Contractor Relationships

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

The Company's trade contractors/suppliers in general are not highly reliant on information systems for delivery of service or materials to the job-site, as is the case for the majority of the homebuilding industry. Day-to-day business communication of printed schedules and home specification information typically occurs via fax or manual exchange in printed form (as opposed to electronically, e.g., via EDI data communications). Pulte has provided Year 2000 risk assessment guidelines to its field operations and purchasing managers during the year to ensure that any predictable Year 2000-related issues can be identified and resolved, or alternative supplier relationships

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Information Technology and Year 2000 Compliance (continued):

established with compliant service providers. Current Pulte operating policy normally requires that supply relationships be established locally with at least two alternative sources for all building tasks and materials supply. The Company has exchanged Year 2000 readiness information with all national contract suppliers. Such Year 2000 readiness information has already been exchanged with all of the Company's major banks. Verification testing has been performed with each major bank to demonstrate the ability to exchange data after December 31, 1999.

The Risks of the Company's Year 2000 Issues and The Company's Contingency
Plans

The major focus of the Company's information systems efforts in 1999 will be to complete the nationwide roll-out of its new financial accounting and operating systems. Management believes that this initiative is substantially complete and is on schedule with the roll-out to be completed by November 30, 1999. While these systems have been tested for functionality after December 31, should an unlikely, unforeseen issue occur, the Company plans to resort to the use of manual business tracking processes which could delay normal day-to-day back office activities, but which would not interfere with the Company's ability to complete the construction of homes or close home sales.

A plan for monitoring year-end events and communications within the organization to ensure continuity of business operations is being implemented. While it is believed that disruptions to external environmentals (electric utility, long distance phone carriers, etc.) are unlikely and will be of limited occurrence and short duration, an emergency management process will be in place to communicate, manage, and resolve or implement contingencies for these potential service disruptions. Staffing plans for monitoring and managing key business information systems are in place to provide for rapid response to any unplanned event.

While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

Costs Related to Year 2000

The cumulative portion of total IT spending which has been capitalized for the Company's internally-developed business software, a project which comprises the majority of the Year 2000 effort, approximated $6,800 at September 30, 1999. The Company anticipates spending an additional $1,000 this year to complete the project. In addition to the software development costs, the Company expects to incur additional expenses to be Year 2000 compliant; however, the Company does not expect the cost for such compliance to have a material impact on its liquidity, financial position or results of operations.


      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of September 30, 1999, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value:

                                                                   ($000's omitted)
                                                                                                              Fair
                                                                                    There-                    Value
                                    1999       2000     2001     2002     2003      after       Total        9/30/99
                                  --------   --------  ------- -------- --------    -----    -----------   -----------
Rate sensitive liabilities:
   Fixed interest rate debt:
    Pulte Corporation public
    debt instruments ...........  $   --        --       --       --     100,000   390,000   $   490,000   $   468,666
    Average interest rate ......      --        --       --       --        7.00%     7.74%         7.61%         --

    Pulte Diversified Companies,
    Inc., unsecured promissory
    note .......................  $   --      14,000    7,000     --        --        --     $    21,000   $    21,000
    Average interest rate ......      --        8.00%    8.00%    --        --        --            8.00%         --

    Pulte Home Corporation
    other non-recourse
    debt .......................  $  3,911     5,377     --        461      --        --     $     9,749   $     9,749
    Average interest rate ......      9.17%    10.23%    --       8.25%     --        --            9.77%         --

PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when PMC commits to lend money to a customer at agreed upon terms (i.e. commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 1999, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

In order to minimize its interest rate risk, PMC does two things; it finances the loans via a variable rate borrowing agreement tied to the Federal Funds rate and it hedges its loan commitments and closed loans through derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts, and options on cash forward placement contracts on mortgage-backed securities. PMC does not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of PMC's financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to the Company's financial results.

The Company's aggregate net investment in Mexico approximated $39,700 at September 30, 1999. The Company estimates that this investment, which is exposed to foreign currency exchange risk, could devalue by as much as $1,200 during the remainder of 1999, assuming a hypothetical monthly devaluation of the Mexican peso against the U.S. dollar of one percent in each month of 1999.

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

Item 6.  Exhibits

                                                  Page herein or incorporated
Exhibit number and description                    by reference from
------------------------------                    ---------------------------
      (10)  364-Day Credit Agreement among
            Pulte Corporation as Borrower,
            the Material Subsidiaries of Pulte
            Corporation as Guarantors, the
            Lenders Identified herein, and
            Bank of America, N.A., as
            Administrative Agent, dated as
            of September 15, 1999.

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

                                             Date: November 12, 1999