Form 10-K
period 1999-12-31
PULTE CORP
filed 2000-03-02
CIK 822416

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

           (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999
                                      OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-9804
                               ----------------
                              PULTE CORPORATION
            (Exact name of registrant as specified in its charter)

         MICHIGAN                                         38-2766606
         --------                                         ----------
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

                                     NONE
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES _X_   NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of voting stock held by nonaffiliates of the registrant as of January 31, 2000: $937,244,822

Number of shares of common stock outstanding as of January 31, 2000:
43,223,780

                     Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.


==============================================================================




                              PULTE CORPORATION
                              TABLE OF CONTENTS


 Item                                                                 Page
  No.                                                                  No.
 ----                                                                 ----

     Part I

 1   Business .....................................................    3
 2   Properties ...................................................    9
 3   Legal Proceedings ............................................    9
 4   Submission of Matters to a Vote of Security Holders ..........   10
4A   Executive Officers of the Registrant .........................   11

     Part II

 5   Market for the Registrant's Common Equity and Related
       Stockholder Matters ........................................   12
 6   Selected Financial Data ......................................   12
 7   Management's Discussion and Analysis of Financial
       Condition and Results of Operations ........................   14
7A   Quantitative and Qualitative Disclosures About Market Risk ...   31
 8   Financial Statements and Supplementary Data ..................   33
 9   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure ...................................   73

     Part III

10   Directors and Executive Officers of the Registrant ...........   73
11   Executive Compensation .......................................   73
12   Security Ownership of Certain Beneficial Owners and
       Management..................................................   73
13   Certain Relationships and Related Transactions ...............   73

     Part IV

14   Exhibits, Financial Statement Schedules and Reports on
       Form 8-K ...................................................   73
Signatures ........................................................   81


                                    PART I
ITEM 1. BUSINESS

Pulte Corporation

Pulte Corporation (the Company) is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Its assets consist principally of the capital stock of its subsidiaries, cash and investments. Its income primarily consists of dividends from its subsidiaries and interest on investments. The Company's significant subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 4 of Notes to Consolidated Financial Statements). The Company also has a mortgage banking company, Pulte Mortgage Corporation (PMC), which is a subsidiary of Pulte.

The Company has three reportable business segments: Homebuilding, Financial Services and Corporate. The Company's Homebuilding segment consists of the following three business units:

o Domestic Homebuilding, the Company's core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyer groups.

o International Homebuilding is primarily engaged in the acquisition and development of land primarily for residential purposes, and the construction of housing on such land in Mexico and Puerto Rico.

o Active Adult Homebuilding is engaged in the development of amenitized, age-targeted and age-qualified communities throughout the continental United States appealing to a growing demographic group in their pre-retirement and retirement years.

The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries and, to a minor extent, the operations of PFCI, a financing subsidiary of the Company, which ceased operations during 1999.

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative functions to support the Company as a publicly traded entity.

Financial information, including revenue, pre-tax income and identifiable assets of each of the Company's business segments is included in Note 1 of Notes to Consolidated Financial Statements.


Homebuilding Operations
                                                                    Years Ended December 31,
                                                                         ($000 omitted)
                                                  --------------------------------------------------------------
                                                      1999        1998         1997         1996         1995
                                                  ----------   ----------   ----------   ----------   ----------
Pulte/Pulte-affiliate Homebuilding revenues:
      Domestic ................................   $3,591,453   $2,778,773   $2,407,104   $2,276,068   $1,911,209
      International ...........................      127,310       64,590       41,196       16,163        6,869
      Active Adult ............................      121,879      104,839       54,602       32,142       23,194
                                                  ----------   ----------   ----------   ----------   ----------
Total Homebuilding ............................   $3,840,642   $2,948,202   $2,502,902   $2,324,373   $1,941,272
                                                  ==========   ==========   ==========   ==========   ==========

Pulte/Pulte-affiliate settlements - units:
      Domestic ................................       19,276       15,897       14,691       14,202       12,293
      International:
          Pulte ...............................          262          166          254          191         --
          Pulte-affiliated entities ...........        6,512        3,682        1,651          415          651
                                                  ----------   ----------   ----------   ----------   ----------
               Total International ............        6,774        3,848        1,905          606          651
                                                  ----------   ----------   ----------   ----------   ----------

      Active Adult:
          Pulte ...............................          293          154          377          220          152
          Pulte-affiliated entity .............          279          460         --           --           --
                                                  ----------   ----------   ----------   ----------   ----------
               Total Active Adult .............          572          614          377          220          152
                                                  ----------   ----------   ----------   ----------   ----------

Total Pulte/Pulte-affiliate settlements - units       26,622       20,359       16,973       15,028       13,096
                                                  ==========   ==========   ==========   ==========   ==========

Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding

Pulte builds a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Since 1990, Pulte has more than tripled its annual unit closings, unit orders and unit backlog levels. Including 1999 sales of over 19,000 homes, the Company has sold over 220,000 homes since its inception.

During 1998, the Company acquired two homebuilders: Tennessee-based Radnor Homes in May 1998 and Florida-based DiVosta & Company in July 1998. In accordance with its operational strategy, the Company will continue to evaluate available strategic acquisition opportunities which coincide with its long-range goals.

As of December 31, 1999, Pulte's Domestic Homebuilding operations offered homes for sale in 385 communities at sales prices ranging from $50,000 to over $850,000. Sales prices of homes currently offered for sale in 79% of Pulte's communities fall within the range of $100,000 to $275,000 with a 1999 average unit selling price of $186,000. Sales of single-family detached homes, as a percentage of total unit sales, were 79%, 76% and 78% in 1999, 1998 and 1997, respectively. Pulte's Domestic Homebuilding operations are geographically diverse to better insulate sales from demand changes in individual markets. As of December 31, 1999, Pulte's Domestic Homebuilding business operated in 41 markets spanning 25 states.


International Homebuilding

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first time buyers and social interest housing in these countries.

In Mexico, the Company conducts business through five joint ventures. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics. Desarrollos Residenciales Turisticos, S.A.de C.V. (DRT), another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose de Iturbide, San Juan del Rio and Zamora.

In Puerto Rico, homebuilding operations are principally conducted in the greater metropolitan San Juan submarkets and several communities located in Arecibo, Mayaguez and Ponce. In September 1999, the Company entered into a joint venture agreement with Desarolladores Urbanos (Canovanas), S. E., an established Puerto Rican special partnership created for the acquisition and development of 121 acres located in the municipality of Canovanas, Puerto Rico.

Active Adult Homebuilding

Active Adult operations acquire and develop major active adult residential communities. These amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. From March 25, 1998, through July 1, 1999, Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE's interest in the net assets of the Active Adult joint venture. The operations are headquartered in Phoenix, Arizona, and at December 31, 1999, includes three communities located in Arizona and California. Springfield at Whitney Oaks, the venture's Active Adult Community in Northern California, received the Gold Achievement Award during 1999 for the best seniors' housing development in the nation, as presented by the National Council on Seniors Housing.

Land Acquisition and Development

Locations for development of Domestic Homebuilding and Active Adult communities are selected after completing extensive market research, enabling Pulte to match the location and product offering with its targeted consumer group. Factors considered include proximity to developed areas, population growth patterns and, if applicable, estimated development costs. Pulte has historically managed the risk of controlling its land positions through use of option contracts and outright acquisition. Due to the competitive market conditions of recent years, obtaining satisfactory option terms to allow Pulte to control what it believes are prime development locations in each of its respective markets has become increasingly more difficult. As a result, Pulte has utilized outright acquisition more frequently. Pulte typically controls land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain Active Adult developments for which the completion of housing unit sales may require as much as 60 months from the date of opening a community. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, Pulte disposes of owned land not required in its business. Where Pulte develops land, it engages directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, and constructing roads, sewers, water and drainage facilities, and other amenities. Pulte uses its staff and the services of independent engineers and consultants in its land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 1999, Pulte's Domestic, Active Adult and Puerto Rican Homebuilding operations owned approximately 43,800 lots in communities in which homes are being constructed and had approximately 27,200 lots under option.


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

To meet the demands of its various Domestic and Active Adult customers, Pulte has established a solid design expertise for a wide array of product lines. Pulte believes that it is an innovator in the design of its homes, and it views its design capacity as an integral aspect of its marketing strategy. Pulte's in-house architectural services teams and management, supplemented by outside consultants, have been successful in creating distinctive design features, both in exterior facades, and interior options and features. One of Pulte's strategies in certain markets has been to offer "the complete house" in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a selection of flooring and carpet which is chosen by the buyer.

Typically, Pulte's own Domestic and Active Adult sales team, together with outside sales brokers, are responsible for managing the customer through the sales process. Fully furnished and landscaped model homes are used to showcase Pulte's homes and their distinctive design features. Pulte has great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through PMC. Pulte also enjoys strong sales to the move-up buyer and, in certain markets, offers semi-custom homes in higher price ranges. Pulte introduces its homes to prospective buyers through a variety of media advertising, illustrated brochures and other advertising displays. Customers are also obtained through referrals from other Pulte customers. In addition, Pulte's website, www.pulte.com, provides virtual tours of Pulte models that allow homebuyers and realtors to prescreen homes and make their search process more efficient. The virtual tours allow buyers to see both the interior and the exterior of the home in the same way they would if they were actually there. Pulte's website also enables users to search for their home, obtain details regarding the local schools, services and other features, examine mortgage options using an online calculator, learn more about Pulte and communicate directly with the organization.

Pulte's international sales and marketing efforts focus on the identification of regions throughout Mexico and Puerto Rico which are experiencing population and industrial growth. In these markets, the demand for affordable and social interest housing is strong. In Mexico, the Juarez-based joint venture has entered into two separate agreements to construct affordable social interest housing with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A.de C.V., an affiliate of Sony Electronics, Inc. In Puerto Rico, the strongest customer demand is for single-family detached homes (flats), but affordable alternative product offerings include two story attached units (townhomes) and three-story condominium units with exterior stairs (walk-ups).

Construction

The construction process for Pulte's Domestic and Active Adult homes begins with the in-house design of the homes it sells. The building phase is conducted under the supervision of its on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. Pulte believes that Pulte Preferred Partnerships (P3), an extension of its quality assurance program, is establishing new standards for contractor relations. Using a selective process, Pulte has teamed up with what it believes are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

Pulte maintains efficient construction operations by using standard materials and components from a variety of sources and, when feasible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies and materials are generally negotiated at or near the time when related sales contracts are signed. In addition, Pulte utilizes the leverage its size affords by actively negotiating its materials needs on a national or regional basis to minimize component production cost. The Company is also working to establish a more integrated system that can effectively link suppliers, contractors and the production schedule through strategic business partnerships like BuildNet, a builder-to-manufacturer e-business exchange.


Construction (continued)


International housing in Puerto Rico and Mexico consists primarily of reinforced poured concrete and/or concrete block construction with flat roofs and public water, electric and sanitary system connections. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or subcontractors under contracts, which in many cases, include both labor and materials.

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

Mortgage Banking

PMC is a mortgage bank which arranges financing through the origination of mortgage loans primarily for the benefit of Pulte's domestic and active adult home buyers, but also to the general public. PMC also engages in the sale of such loans and the related servicing rights. PMC is a lender approved by the FHA and VA and is a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In its conventional mortgage lending activities, PMC generally follows underwriting guidelines established by FNMA and FHLMC.

PMC's mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a mortgage operations center (MOC) concept. During 1997, PMC began a centralized telephone loan officer concept which moved the loan officers from field branches to a mortgage application center (MAC) located in Denver, and resulted in Pulte's sales representatives becoming the principal field contacts for mortgage customers. Pulte sales representatives forward the loan applications to a MAC loan officer who calls the customer to complete the loan application and then forwards it to the MOC for processing. PMC believes both the MOC and the MAC improve the speed and efficiency of its mortgage operations, thereby improving profitability and allowing PMC to focus on creating mortgage opportunities with Pulte customers.


Mortgage Banking (continued)

In originating mortgage loans, PMC initially uses its own funds and borrowings made available to it pursuant to various credit arrangements. Subsequently, PMC sells such mortgage loans and mortgage-backed securities to outside investors.

During the years ended December 31, 1999, 1998 and 1997, PMC originated mortgage loans for 55%, 56% and 55%, respectively, of the homes sold by Pulte. Such originations represented 79%, 73% and 81%, respectively, of PMC originations.

In order to reduce the risks inherent in servicing, PMC sells its servicing rights on a flow basis through fixed price servicing sales contracts. This strategy results in PMC owning the servicing rights for only a short period of time, usually two to three months after the loan is originated, which substantially reduces impairment issues with respect to the fair value of these reported assets.

The mortgage industry in the United States is highly competitive. PMC competes with other mortgage companies and financial institutions to provide attractive mortgage financing to both Pulte customers and the general public. PMC, in originating and servicing mortgage loans, is subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC. The Internet is also becoming an increasingly important resource for homebuyers in obtaining financing as a number of companies now provide online approval for its customers. These Internet-based mortgage companies may also be considered competitors of PMC.

Other Financial Subsidiaries

Other financing activities, which had been conducted by a limited purpose subsidiary of PFCI, included the acquisition of mortgage loans and mortgage-backed securities from PMC and other unrelated parties, and using these assets as collateral, financed these acquisitions principally with long-term bonds. During 1999, PFCI did an early redemption of its remaining mortgage-backed bond portfolio, sold its remaining mortgage backed securities portfolio and ceased operations.

Discontinued Operations

During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is temporarily withheld by First Heights pending resolution of all open matters with the FDIC. As discussed in Note 11 of Notes to Consolidated Financial Statements, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

At December 31, 1999, First Heights no longer has any deposits; nor does it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.


Corporate

Corporate is a non-operating segment that is comprised of the Company and PDCI, both of which are holding companies. The primary purpose of Corporate is to support the operations of the Company's subsidiaries as the internal source of financing, and to develop and implement strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional international opportunities as well as the development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded company listed on the New York Stock Exchange.

Corporate assets include equity investments in its subsidiaries, short-term financial instruments and affiliate advances. Liabilities include senior and subordinated debt and income taxes. Corporate revenues consist primarily of investment earnings of excess funds, while its expenses include costs associated with supporting a publicly traded company and its subsidiaries' operations, and investigating strategic initiatives.

Organization/Employees

All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit and/or corporate senior management.

At December 31, 1999, the Company employed approximately 5,000 persons. Employees of the Company and its subsidiaries are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding, mortgage banking and financing management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable division or subsidiary. The Company's corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 7 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although the Company's senior corporate management acts in an advisory capacity in the employment of subsidiary officers. The Company considers its employee and subcontractor relations to be satisfactory.

ITEM 2. PROPERTIES

The Company's and Pulte's homebuilding and corporate headquarters are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan 48304, where 34,559 square feet of office space is leased. The Company also leases 18,110 square feet of office space at 165 Kirts Boulevard, Troy, Michigan 48084 for certain centralized business support services. PMC's and PFCI's corporate offices are located at 7475 South Joliet Street, Englewood, Colorado 80112. At this location, 51,000 square feet of office space is leased. Pulte homebuilding markets and PMC branch operations generally lease office space for their day-to-day operations. First Heights' administrative office is located in 1,869 square feet of leased space at 2050 North Loop West, Suite 201, Houston, Texas 77018.

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

First Heights-Related Litigation

The Company is a party to three lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995 in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into



First Heights-Related Litigation (continued)

between First Heights and the FSLIC. The FDIC is the successor to the FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed the decision to the Sixth Circuit Court of Appeals. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

On January 10, 2000, First Heights filed a lawsuit in the United States District Court, Eastern District of Michigan, against the FDIC regarding the amounts, including interest the FDIC is obligated to pay First Heights on two promissory notes which had been executed by FDIC's predecessor, the FSLIC.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to all officers (including executive officers) of the Company as of December 31, 1999.

                                                                                 Year Became
Name                  Age   Position                                             An Officer
----                  ---   -------------------------------------------------    -----------
William J. Pulte       67   Chairman of Executive and Nominating Committees
                               of the Board of Directors                            1956
Robert K. Burgess      55   Chairman of the Board and Chief Executive Officer       1984
Mark J. O'Brien        56   President and Chief Operating Officer                   1997
Roger A. Cregg         43   Senior Vice President and Chief Financial Officer       1997
Michael A. O'Brien     47   Senior Vice President - Corporate Development           1993
John R. Stoller        51   Senior Vice President, General Counsel and Secretary    1990
Vincent J. Frees       50   Vice President and Controller                           1995
Gregory M. Nelson      44   Vice President and Assistant Secretary                  1993
Bruce E. Robinson      38   Vice President and Treasurer                            1998


The following is a brief account of the business experience during the past five years through December 31, 1999, of each officer:

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

Mr. Michael O'Brien became Senior Vice President in December 1994. From December 1993 to November 1994, he was Vice President.

Mr. Stoller was appointed Senior Vice President in September 1999. Prior to that date, he served as Vice President and General Counsel since October 1990.

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

                         1999                        1998
                -------------------------   -------------------------
                                Declared                    Declared
                 High    Low    Dividends    High    Low    Dividends
                 ----    ---    ---------    ----    ---    ---------
1st Quarter     $31.25  $20.25  $ .04       $23.25  $20.50   $ .03
2nd Quarter      25.63   19.81    .04        30.88   23.50     .04
3rd Quarter      24.13   20.38    .04        35.44   24.69     .04
4th Quarter      23.00   17.00    .04        29.75   20.00     .04

At December 31, 1999, there were 653 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                 Years Ended December 31,
                                                                     ($000's omitted)
                                        --------------------------------------------------------------------------
                                            1999           1998           1997              1996           1995
                                        -----------    -----------    -----------       -----------    -----------
OPERATING DATA:
Homebuilding:
Sales (settlements) .................   $ 3,677,716    $ 2,810,151    $ 2,479,171       $ 2,319,734    $ 1,934,403
                                        ===========    ===========    ===========       ===========    ===========
Income before income taxes ..........   $   316,561    $   173,346    $   106,178(a)    $   106,391    $    75,476
                                        ===========    ===========    ===========       ===========    ===========
Financial services:
Revenues ............................   $    49,873    $    43,678    $    34,038       $    50,197    $    74,105
                                        ===========    ===========    ===========       ===========    ===========
Income before income taxes ..........   $    20,828    $    15,194    $     5,014(b)    $    13,941    $    17,491
                                        ===========    ===========    ===========       ===========    ===========
Corporate:
Revenues ............................   $     2,748    $    12,692    $    10,782       $    14,352    $    20,632
                                        ===========    ===========    ===========       ===========    ===========
Loss before income taxes ............   $   (50,984)   $   (22,726)   $   (30,217)(c)   $   (17,869)   $   (10,943)
                                        ===========    ===========    ===========       ===========    ===========
Consolidated results:
Revenues ............................   $ 3,730,337    $ 2,866,521    $ 2,523,991       $ 2,384,283    $ 2,029,140
                                        ===========    ===========    ===========       ===========    ===========
Income from continuing operations
   before income taxes ..............       286,405        165,814         80,975(d)        102,463         82,024
Income taxes ........................       108,118         64,666         31,175            39,252         33,185
                                        -----------    -----------    -----------       -----------    -----------
Income from continuing operations ...       178,287        101,148         49,800            63,211         48,839
Income (loss) from discontinued
   operations .......................          (122)         1,035          2,961           116,432          9,507
                                        -----------    -----------    -----------       -----------    -----------
Net income ..........................   $   178,165    $   102,183    $    52,761       $   179,643    $    58,346
                                        ===========    ===========    ===========       ===========    ===========

(a) Includes one-time restructuring charge of $14,800.
(b) Includes one-time restructuring charge of $2,100.
(c) Includes one-time restructuring charge of $3,100.
(d) Includes one-time restructuring charge of $20,000.

ITEM 6. SELECTED FINANCIAL DATA (continued)


                                                          Years Ended December 31,
                                           -------------------------------------------------------
                                             1999       1998       1997          1996       1995
                                           --------   --------   --------      --------   --------
PER SHARE DATA (a)
Earnings per share-basic:
   Income from continuing operations ...   $   4.12   $   2.35   $   1.14(b)   $   1.27   $    .90
   Income from discontinued operations..       --          .03        .07          2.33        .18
                                           --------   --------   --------      --------   --------
   Net income ..........................   $   4.12   $   2.38   $   1.21(b)   $   3.60   $   1.08
                                           ========   ========   ========      ========   ========
   Weighted-average common shares
      outstanding (000's omitted) ......     43,246     42,984     43,510        49,852     54,148
                                           ========   ========   ========      ========   ========
Earnings per share - assuming dilution:
   Income from continuing operations ...   $   4.07   $   2.30   $   1.13(b)   $   1.26   $    .89
   Income from discontinued operations..       --          .03        .07          2.31        .17
                                           --------   --------   --------      --------   --------
   Net income ..........................   $   4.07   $   2.33   $   1.20(b)   $   3.57   $   1.06
                                           ========   ========   ========      ========   ========
   Weighted-average common shares
      outstanding and effect of dilutive
      securities (000's omitted) .......     43,823     43,884     43,908        50,304     54,844
                                           ========   ========   ========      ========   ========
Shareholders' equity ...................   $  25.27   $  21.35   $  19.10      $  17.82   $  14.08
                                           ========   ========   ========      ========   ========
Cash dividends declared ................   $    .16   $    .15   $    .12      $    .12   $    .12
                                           ========   ========   ========      ========   ========

(a) Per share data reflect the effect of the Company's 2-for-1 stock split effective June 1, 1998, and amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For further discussion of earnings per share see Notes to Consolidated Financial Statements beginning on page 38.

(b) Earnings per share amounts include $ .28 per share attributable to one-time restructuring charge, net of income taxes.

                                                                         December 31,
                                                                       ($000's omitted)
                                              ------------------------------------------------------------------
                                                 1999          1998          1997          1996           1995
                                              ----------    ----------    ----------    ----------    ----------
BALANCE SHEET DATA:
House and land inventories ................   $1,792,733    $1,455,208    $1,141,952    $1,017,262    $  859,735
Total assets ..............................    2,596,797     2,349,839     2,129,419     1,985,141     2,047,515
Total long-term indebtedness ..............      525,965       570,114       584,313       436,587       589,229
Shareholders' equity ......................    1,093,319       921,442       812,837       829,273       761,003

                                                                    Years Ended December 31,
                                              ------------------------------------------------------------------
                                                 1999          1998          1997          1996           1995
                                              ----------    ----------    ----------    ----------    ----------
OTHER DATA:
Domestic Homebuilding operations:
   Total markets, at year end .............           41            41            40            40            38
   Total active communities, at year end ..          385           399           385           382           346
   Total settlements - units ..............       19,276        15,897        14,691        14,202        12,293
   Total net new orders - units ...........       19,153        17,918        14,841        13,977        13,486
   Backlog units, at year end .............        5,291         5,414         3,393         3,243         3,468
   Average unit selling price .............   $  186,000    $  175,000    $  164,000    $  160,000    $  155,000
   Gross profit margin % ..................         17.9%         16.1%         14.8%         14.8%         14.5%
Pulte and Pulte-affiliate
  settlements - units:
   Domestic ...............................       19,276        15,897        14,691        14,202        12,293
   International ..........................        6,774         3,848         1,905           606           651
   Active Adult ...........................          572           614           377           220           152
                                              ----------    ----------    ----------    ----------    ----------
      Total Pulte and Pulte-affiliate
        settlements - units ...............       26,622        20,359        16,973        15,028        13,096
                                              ==========    ==========    ==========    ==========    ==========

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                     Years Ended December 31,
                                               ------------------------------------
                                                  1999         1998         1997
                                               ---------    ---------    ----------
Pre-tax income (loss), before
  restructuring costs:
    Homebuilding operations ................   $ 316,561    $ 173,346    $ 120,978
    Financial Services operations ..........      20,828       15,194        7,114
    Corporate ..............................     (50,984)     (22,726)     (27,117)
                                               ---------    ---------    ---------
Income from continuing operations before
  income taxes and restructuring costs .....     286,405      165,814      100,975
Restructuring costs ........................        --           --         20,000
                                               ---------    ---------    ---------
Income from continuing operations before
  income taxes .............................     286,405      165,814       80,975
Income taxes ...............................     108,118       64,666       31,175
                                               ---------    ---------    ---------
Income from continuing operations ..........     178,287      101,148       49,800
Income (loss) from discontinued
  operations ...............................        (122)       1,035        2,961
                                               ---------    ---------    ---------
Net income .................................   $ 178,165    $ 102,183    $  52,761
                                               =========    =========    =========
Per share data - assuming dilution:
    Income from continuing operations
       before restructuring costs,
       net of income taxes .................   $    4.07    $    2.30    $    1.41
    Restructuring costs, net of income taxes        --           --           (.28)
                                               ---------    ---------    ---------
    Income from continuing operations ......   $    4.07    $    2.30    $    1.13
    Income from discontinued operations ....        --            .03          .07
                                               ---------    ---------    ---------
    Net income .............................   $    4.07    $    2.33    $    1.20
                                               =========    =========    =========

A comparison of pre-tax income (loss), before restructuring costs, for the years ended December 31, 1999, 1998 and 1997 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 83% in 1999 and 43% in 1998. Compared to 1998, 1999 results primarily reflect a 21% increase in Domestic Homebuilding unit sales volume, an increase in average selling price to $186, and a 180 basis point improvement in gross margins. In addition, both International and Active Adult Homebuilding operations reversed prior year losses. 1998 results, as compared with 1997, primarily reflect an 8% increase in Domestic Homebuilding unit sales volume and a 130 basis point improvement in gross margins offset by decreases in other income resulting from the sale of Builders Supply & Lumber Co., Inc. (BSL) in March 1998.

o Pre-tax income of the Company's financial services business segment increased in 1999 to $20,828, a 37% increase as compared with 1998. This increase is attributable to the Company's mortgage banking operation which benefited from substantial increases in mortgage origination volume, origination fees and pricing and marketing gains. Results for 1999 also reflect a net gain of approximately $1,700 in connection with the sale of the mortgage-backed securities by Pulte Financial Companies, Inc. (PFCI), a subsidiary of the Company. The increase in pre-tax income in 1998, as compared with 1997, is also attributable to the Company's mortgage banking operations which in 1998 benefited from the same factors as during 1999. In addition, average operating costs per mortgage origination, excluding provision for foreclosure-related losses and restructuring costs, decreased by 16% in 1998 compared to 1997, reflecting improved leverage of loan origination volume.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                   ($000's omitted, except per share data)

Overview (continued):

o Pre-tax loss of the Company's corporate business segment increased $28,258 in 1999 and decreased $4,391 in 1998. The increase in pre-tax loss in 1999 resulted from higher net interest expense, higher costs associated with compensation, insurance, business development costs, and the write-down of a commercial land position. In addition, during 1998, the Company realized a one-time gain on the sale of its interest in a manufactured housing venture. The decrease in pre-tax loss in 1998 compared with 1997 primarily reflects the $5,000 gain recognized from the sale of the Company's interest in Expression Homes, a manufactured housing joint venture with Fleetwood Homes, during the first quarter.

Homebuilding Operations:

During 1997, the Company reorganized its homebuilding operations into three distinct business units; Domestic, International and Active Adult.

o Domestic Homebuilding operations are conducted in 41 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult home buyer. During 1998, the Company acquired two homebuilders, Tennessee-based Radnor Homes on May 27, 1998 and Florida-based DiVosta & Company on July 1, 1998.

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico and Puerto Rico. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

o Active Adult operations acquire and develop major active adult residential communities. These amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. From March 25, 1998, through July 1, 1999, Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million. As a result of this purchase, Pulte owns 100% of the Active Adult operations and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Certain operating data relating to the Company's joint ventures and homebuilding operations are as follows:

                                                       Years Ended December 31,
                                               ----------------------------------------
                                                   1999          1998           1997
                                               -----------   -----------    -----------
Pulte/Pulte-affiliate Homebuilding revenues:
      Domestic .............................   $ 3,591,453   $ 2,778,773    $ 2,407,104
      International ........................       127,310        64,590         41,196
      Active Adult .........................       121,879       104,839         54,602
                                               -----------   -----------    -----------
   Total Homebuilding ......................   $ 3,840,642   $ 2,948,202    $ 2,502,902
                                               ===========   ===========    ===========
Pulte/Pulte-affiliate Homebuilding pre-tax
  income (loss):
      Domestic (a) .........................   $   309,975   $   179,052    $   123,052
      International ........................         5,538        (5,034)        (3,141)
      Active Adult .........................         1,048          (672)         1,067
                                               -----------   -----------    -----------
   Total Homebuilding ......................   $   316,561   $   173,346    $   120,978
                                               ===========   ===========    ===========
Pulte/Pulte-affiliate settlements - units:
      Domestic .............................        19,276        15,897         14,691
                                               -----------   -----------    -----------
      International:
         Pulte .............................           262           166            254
         Pulte-affiliated entities .........         6,512         3,682          1,651
                                               -----------   -----------    -----------
         Total International ...............         6,774         3,848          1,905
                                               -----------   -----------    -----------
      Active Adult:
         Pulte .............................           293           154            377
         Pulte-affiliated entity ...........           279           460           --
                                               -----------   -----------    -----------
   Total Active Adult ......................           572           614            377
                                               -----------   -----------    -----------
Total Pulte/Pulte-affiliate
  settlements - units ......................        26,622        20,359         16,973
                                               ===========   ===========    ===========

(a) 1997 pre-tax income is before restructuring costs of $14,800. See page 26, "Restructuring".

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The Domestic Homebuilding business line represents the Company's core business. Operations are conducted in 41 markets, located throughout 25 states, and are organized into nine regions as follows:

Pulte Home East:
----------------
    Mid-Atlantic Region      Connecticut, Delaware, Maryland, Massachusetts,
                             New Jersey, Pennsylvania,
                             Rhode Island, Virginia
    Southeast Region         Georgia, North Carolina, South Carolina,
                             Tennessee
    Florida Region           Florida

Pulte Home Central:
-------------------
    Great Lakes Region       Indiana, Kansas, Michigan, Missouri, Ohio
    Midwest Region           Illinois, Minnesota
    Texas Region             Texas

Pulte Home West:
----------------
    Southwest Region         Arizona, Nevada
    Rocky Mountain Region    Colorado
    California Region        California

No one individual market within the 41 markets represented more than 10% of total Domestic Homebuilding net new orders, unit settlements or revenues during the three years ended December 31, 1999.

The following table presents selected unit information for Pulte's Domestic Homebuilding operations:

                                            Years Ended December 31,
                                      ------------------------------------
                                         1999         1998         1997
                                      ----------   ----------   ----------
Unit settlements:
      Pulte Home East .............       10,088        7,902        7,154
      Pulte Home Central ..........        5,889        4,696        4,385
      Pulte Home West .............        3,299        3,299        3,152
                                      ----------   ----------   ----------
                                          19,276       15,897       14,691
                                      ==========   ==========   ==========
Net new orders - units:
      Pulte Home East .............       10,431        8,985        7,098
      Pulte Home Central ..........        5,558        5,594        4,421
      Pulte Home West .............        3,164        3,339        3,322
                                      ----------   ----------   ----------
                                          19,153       17,918       14,841
                                      ==========   ==========   ==========
Net new orders - dollars ..........   $3,733,000   $3,161,000   $2,450,000
                                      ==========   ==========   ==========
Backlog at December 31 - units:
      Pulte Home East .............        2,986        2,643        1,560
      Pulte Home Central ..........        1,583        1,914        1,016
      Pulte Home West .............          722          857          817
                                      ----------   ----------   ----------
                                           5,291        5,414        3,393
                                      ==========   ==========   ==========
Backlog at December 31 - dollars ..   $1,141,000   $  999,000   $  617,000
                                      ==========   ==========   ==========


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Net new orders increased for the eleventh consecutive year to an all-time Company record of 19,153 units in 1999, a 7% increase over 1998 order levels. Contributing to this strong performance were markets in the Great Lakes, Midwest, Southeast and Florida regions offset by softer performance in the Rocky Mountain, Southwest and Texas regions. 1999 results also reflect an entire year's results for Radnor Homes and DiVosta & Company, ("the acquired operations") which were acquired in mid-1998 and contributed net new orders of 1,564 in 1999, compared with 1,182 in 1998. Order growth in the Southeast, Mid-Atlantic, Great Lakes, Texas and Southwest regions contributed to the 21% increase in 1998 orders as compared with 1997.

Unit settlements in 1999 also hit a record-setting high, increasing 21% to 19,276 units. These results reflect strong performance in the Southeast, Florida, Texas and Great Lakes Regions. The acquired operations contributed 1,456 unit settlements in 1999, compared with 683 in 1998. Unit settlement activity in 1998 increased 8% over 1997 levels due to significant increases in the Southeast, Mid-Atlantic, Texas, California and Great Lakes regions and the unit settlements provided by the acquired operations. The average home sales price increased from $164 in 1997 to $175 in 1998 and to $186 in the current year. Changes in average selling price reflect a number of factors, including the mix of product closed during a period. Overall, strong demand, supported by favorable economic conditions continued to drive increased order activity and record levels of backlog. These factors have contributed to the solid settlement activity during 1999 and 1998.

The Company's ending backlog was down slightly to 5,291 homes, but the dollar value was up 14% to $1.14 billion. Unit backlog at December 31, 1998, was approximately 60% higher than that noted at the end of 1997. Excluding the December 31, 1998, backlog associated with acquired operations of 499 units, or $91,000, the increase would have been 45%.

The following table presents a summary of pre-tax income for Pulte's Domestic Homebuilding operations:


                                          Years Ended December 31,
                                 -----------------------------------------
                                     1999           1998           1997
                                 -----------    ------------   -----------

Revenues .....................   $ 3,591,453    $ 2,778,773    $ 2,407,104
Cost of sales ................    (2,947,583)    (2,331,517)    (2,051,591)
Selling, general and
  administrative expenses ....      (307,697)      (244,025)      (219,993)
Interest (a) .................       (24,166)       (20,164)       (18,503)
Other income (expense), net ..        (2,032)        (4,015)         6,035
                                 -----------    -----------    -----------
Pre-tax income before
  restructuring costs ........       309,975        179,052        123,052
Restructuring costs ..........          --             --          (14,800)
                                 -----------    -----------    -----------
Pre-tax income ...............   $   309,975    $   179,052    $   108,252
                                 ===========    ===========    ===========
Average sales price ..........   $       186    $       175    $       164
                                 ===========    ===========    ===========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins in 1999 increased to 17.9%, up 180 basis points over 1998. Gross profit margins in 1998 increased to 16.1%, up 130 basis points over 1997. Factors which continue to contribute to this favorable trend include strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities, effective production and inventory management, and the Company's P3 initiative (Pulte Preferred Partnerships) with contractors and suppliers.

For the year ended December 31, 1999, selling, general and administrative expenses (SG&A), as a percentage of sales, declined to 8.6% from 8.8% in 1998 and 9.1% in 1997, reflecting the leverage of SG&A spending on higher unit sales volume. The decrease from 1998 to 1997 also reflects the benefit savings from the restructuring plan effected in the last quarter of 1997.

Other income (expense) net, includes gains on land sales and other homebuilding-related expenses. Other income (expense) net, has also historically included the net operating results of BSL prior to its sale on March 20, 1998. The decrease in other expense for the year ended December 31, 1999, is due to the winddown of operations and transaction costs related to the sale of BSL which are included in 1998. The decrease in other income from 1998 to 1997 is due to the winding down of BSL operations coupled with transaction costs incurred in connection with the sale which resulted in a decrease of other income of $7,030. Also reflected in yearly results is a decrease in 1998 of approximately $2,900 resulting from an insurance litigation settlement received in the first quarter of 1997.

At December 31, 1999, Pulte's Domestic Homebuilding operations controlled approximately 66,700 lots, of which approximately 39,800 lots were owned and approximately 26,900 lots were controlled through option agreements.

As a component of the Company's business strategies, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes and the net assets of an affiliated company on May 27, 1998, for an aggregate purchase price of approximately $58,000. Consideration for this acquisition included approximately $51,000 of cash paid, approximately $3,000 of assumed liabilities and the issuance of 153,570 shares of the Company's common stock. This transaction was accounted for as a purchase, and as such, the operating results of Radnor Homes since the acquisition date are included in the Company's results of operations, and integrated into the Southeast Region.

On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based DiVosta & Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta & Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $6,600 and $3,400 for the years ended December 31, 1999 and 1998, respectively.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $33,200 at December 31, 1999. The largest of these ventures, Condak-Pulte S. De R.L. De C.V., is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of December 31, 1999, the Company's net investment in the Juarez-based joint venture approximated $25,400.

On June 22, 1998, Pulte formed a new Mexican joint venture with Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), to construct primarily social interest housing in Central Mexico. The venture is expected to build approximately 3,200 units over the next two years and supports Pulte's strategic growth initiative in the Mexican housing market. This venture is constructing primarily social interest housing in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. Prior to the formation of the joint venture, DRT had six of these projects under construction and had secured permitting for the two remaining projects. At December 31, 1999, the Company's net investment in this joint venture approximated $5,700.

In September 1999 the Company's Puerto Rican operations entered into a joint venture agreement with Desarrolladores Urbanos (Canovanas), S.E., an established Puerto Rican special partnership created for the acquisition and development of 121 acres located in the municipality of Canovanas, Puerto Rico. At December 31, 1999, the Company's net investment in this joint venture approximated $2,800.

The following table presents selected financial data for Pulte's
International Homebuilding operations for the years ended December 31, 1999, 1998 and 1997.

                                                  Years Ended December 31,
                                             --------------------------------
                                               1999         1998       1997
                                             --------    --------    --------
Revenues .................................   $ 21,941    $ 12,152    $ 17,465
Cost of sales ............................    (20,337)    (12,000)    (14,793)
Selling, general and administrative
  expense ................................     (4,588)     (4,639)     (3,702)
Other income (expense), net ..............      2,522         (85)        (71)
Equity in income (loss) of Mexico
  operations .............................      6,000        (462)     (2,040)
                                             --------    --------    --------
Pre-tax income (loss) ....................   $  5,538    $ (5,034)   $ (3,141)
                                             ========    ========    ========
Unit settlements:
   Pulte .................................        262         166         254
   Pulte-affiliated entities .............      6,512       3,682       1,651
                                             --------    --------    --------
                                                6,774       3,848       1,905
                                             ========    ========    ========

The Company's international operations reversed 1998 losses of approximately $5,000 to record $5,538 of pre-tax income during 1999. In Puerto Rico, 1999 results were positively impacted by changes in the management team during 1998. For 1999, a 58% increase in unit closings to 262, along with improved gross profit margins and reduced selling, general and administrative expenses, resulted in operating income, compared with losses during 1998. In addition, other income includes a gain of approximately $2,400 related to the sale of land during the fourth quarter of 1999. Operational losses during 1998 reflect the rebuilding efforts associated with Hurricane Georges and the refocusing of land positions and product offerings by the new management team.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):

In Mexico, 1999 results reflect improved income from joint venture operations, due to a 77% increase in unit closings to 6,512, offset by increased overhead costs associated with expansion in Mexico. In addition, a 6% increase in the Mexican peso resulted in foreign currency gains of approximately $1,700, compared with losses of approximately $2,800 during 1998 and $570 during 1997.

Active Adult Homebuilding:

From March 25, 1998, through July 1, 1999, Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE's interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the Active Adult operations, and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment. The impact of acquiring the additional 50% interest was immaterial to the Company's consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

Active Adult operations acquire and develop major active adult residential communities. These highly amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. These operations, headquartered in Phoenix, Arizona, at December 31, 1999, include three communities located in Arizona and California. Springfield at Whitney Oaks, an Active Adult Community in Northern California, received the Gold Achievement Award for the best seniors' housing development in the nation during 1999, as presented by the National Council on Seniors Housing.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

The following table presents selected financial data for Pulte's Active Adult Homebuilding operations for the years ended December 31, 1999, 1998, and 1997. Prior year data includes the operating results of the Company's Active Adult subsidiaries from January 1, 1998, through March 25, 1998, the date upon which the formation of the joint venture occurred, and the equity in income of the joint venture from that date forward. 1999 data reflects the equity in income of the joint venture entity through June 30, 1999 and the operating results of the Company's Active Adult subsidiaries from July 1, 1999 forward.

                                              Years Ended December 31,
                                        -----------------------------------
                                          1999          1998         1997
                                        ---------    ---------    ---------
Revenues ............................   $  64,322    $  19,226    $  54,602
Cost of sales .......................     (55,921)     (15,736)     (44,148)
Selling, general and
  administrative expense ............      (6,766)      (4,020)      (8,997)
Interest ............................      (1,021)        --           --
Other expense, net ..................        (382)        (452)        (390)
Equity in income of joint venture ...         816          310         --
                                        ---------    ---------    ---------
Pre-tax income (loss) ...............   $   1,048    $    (672)   $   1,067
                                        =========    =========    =========
Pulte and Pulte-affiliate:
Average sales price .................   $     213    $     171    $     145
                                        =========    =========    =========
Settlements - units .................         572          614          377
                                        =========    =========    =========
Settlements - dollars ...............   $ 121,900    $ 104,800    $  54,600
                                        =========    =========    =========

Net new orders - units ..............         542          671          385
                                        =========    =========    =========
Net new orders - dollars ............   $ 123,300    $ 123,300    $  57,600
                                        =========    =========    =========

Backlog at December 31 - units ......         141          171          114
                                        =========    =========    =========
Backlog at December 31 - dollars ....   $  38,600    $  37,200    $  18,700
                                        =========    =========    =========

Net new orders and unit settlements in 1999 decreased from 1998 primarily related to the completion and close-out of two Active Adult communities during 1999. The increase in revenues, cost of sales and selling, general and administrative expense in 1999 compared with 1998 reflect the repurchase of BRE's interest in the Active Adult joint venture. Prior to the repurchase, the Company accounted for these operations as an equity investment.

The increase in net new orders and settlements in 1998 compared with 1997 was due to new joint venture communities which began closing units during 1998. The decrease in revenues, cost of sales and selling, general and administrative expense from 1998 to 1997 reflect the formation of the Active Adult joint venture with BRE in March 1998, at which time all but one of Pulte's four Active Adult subsidiaries ceased to operate. Therefore, operating results for these subsidiaries reflect only three months of activity during 1998. Subsequent to the formation of this joint venture with BRE, Pulte began to account for its Active Adult operations as an equity investment, the pre-tax results of which reflect the start-up stage of this new operation.

Gross profit margins were 15.6% for the year ended December 31, 1999, compared with 18.2% and 19.1% for the years ended December 31, 1998 and 1997, respectively. The decrease in 1999 was primarily due to acquisition accounting adjustments related to the Company's purchase of BRE's 50% interest in the joint venture operations effective July 1, 1999. Excluding the impact of acquisition accounting, gross profit margins for 1999 would have been 18.3%. The Company anticipates that gross profit margins will continue to be adversely impacted by acquisition accounting adjustments through the first half of 2000.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

The following pro-forma information and related discussion provide a more meaningful comparison of the results of operations for the Active Adult operations. The pro-forma information presents selected financial data for Pulte's wholly-owned and joint venture operations as if they had been consolidated for all of 1998 and 1999. It excludes costs related to the sale and subsequent repurchase of these operations, such as transaction costs and acquisition accounting adjustments.

                                                 Years Ended December 31,
                                         -----------------------------------
                                            1999         1998         1997
                                         ---------    ---------    ---------
                                                 Proforma            Actual
                                         ----------------------    ---------
Financial summary:
   Revenues ..........................   $ 121,879    $ 104,839    $  54,602
   Cost of sales .....................     (99,577)     (85,018)     (44,148)
   Selling, general and administrative
     expense .........................     (14,502)     (14,906)      (8,997)
   Interest ..........................      (1,956)      (1,756)        --
   Other expense, net ................        (409)      (2,438)   $    (390)
                                         ---------    ---------    ---------

Pre-tax income .......................   $   5,435    $     721    $   1,067
                                         =========    =========    =========

Net new orders and unit settlements in 1999 decreased from 1998 primarily related to the completion and close-out of two Active Adult communities during 1999. Revenues increased in 1999 compared with 1998 due to an increase in average selling price to $213 from $171 as a result of strong demand for housing and product mix. The increase in net new orders, settlements and revenue in 1998 compared with 1997 was due to new communities which began closing units during 1998. Gross profit margin was 18.3% for the year ended December 31, 1999, compared with 18.9% and 19.1% for the years ended December 31, 1998 and 1997, respectively. Selling, general and administrative expense as a percent of revenues was 11.9% for the year ended December 31, 1999, compared with 14.2% and 16.5% for the years ending December 31, 1998 and 1997. The decrease as a percent of revenue is due to the leveraging of these expenses on higher sales volume. Other expense, net for 1998 includes write-off of pre-acquisition land costs.

Since March 25, 1998, through December 31, 1999, the Active Adult operations have borrowed on a $60,000 credit line secured by their inventory to finance development and construction activities. The interest cost incurred is capitalized into inventory and charged to interest expense when the related inventories are closed. This credit line was paid off and canceled in December 1999. Beginning in 2000 these operations will be funded through the Company's corporate business segment.

At December 31, 1999, Pulte's Active Adult Homebuilding operations controlled approximately 3,600 lots, of which approximately 3,300 lots were owned and approximately 300 lots were controlled through option agreements.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary and, to a limited extent, through Pulte Financial Companies, Inc. (PFCI), the Company's financing subsidiary, which completed the sale of its remaining mortgage-backed securities portfolio during the first quarter of 1999. Pre-tax income (loss) of the Company's financial services operations is as follows:

                                           Years Ended December 31,
                                    ----------------------------------------
                                        1999          1998           1997
                                    -----------   -----------    -----------
     Pre-tax income (loss):
        Mortgage banking ........   $    19,017   $    15,268    $     7,230
        Financing activities ....         1,811           (74)          (116)
                                    -----------   -----------    -----------
        Pre-tax income before
          restructuring costs ...        20,828        15,194          7,114
        Restructuring costs .....          --            --           (2,100)
                                    -----------   -----------    -----------
     Pre-tax income .............   $    20,828   $    15,194    $     5,014
                                    ===========   ===========    ===========

Mortgage Banking:
                                           Years Ended December 31,
                                    ----------------------------------------
                                        1999          1998           1997
                                    -----------   -----------    -----------
   Total originations:
         Loans ..................        13,728        12,772         10,167
                                    ===========   ===========    ===========
         Principal ..............   $ 1,908,200   $ 1,687,000    $ 1,256,000
                                    ===========   ===========    ===========
   Originations for Pulte
     customers:
         Loans ..................        10,858         9,295          8,271
                                    ===========   ===========    ===========
         Principal ..............   $ 1,558,400   $ 1,265,000    $ 1,060,000
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

Mortgage origination volume for the year ended December 31, 1999, increased 13% over 1998 due primarily to the 21% increase in year-to-date unit sales realized in Pulte's Domestic Homebuilding operations. Pulte customers continue to account for the majority of total loan production during 1999, representing 79% of total production versus 73% in 1998. Refinancings represented less than 5% of total loan originations in 1999 compared with almost 10% during 1998. During the second half of 1999, competitive market conditions due to rising mortgage interest rates decreased non-Pulte originations. Mortgage origination volume for the year ended December 31, 1998, increased 34% over 1997 and was driven by increased volume in both unit sales realized in Pulte's homebuilding operations and unit sales realized from the retail sector. At December 31, 1999, loan application backlog increased 8% to $499,000 as compared to $460,000 at December 31, 1998 and $294,000 at December 31, 1997. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC's strategy or use of derivative financial instruments in this regard.


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking (continued):

During 1999, origination fees increased by $2,029 or 41% over the prior year. The increase in origination fees is due to an increase in non-funded (brokered) loans and higher revenues per loan. Mortgage origination fees increased $1,149 or 31% during 1998, as compared with 1997, as a result of the overall increase in loan originations and an increase in non-funded, brokered loans. Pricing and marketing gains increased $2,289 or 9% from the same period in 1998, due primarily to increased funded mortgage originations, which increased 11% from 1998. During 1998, pricing and marketing gains increased $7,586 or 42% compared to 1997, primarily as a result of increased funded mortgage originations and increased servicing retained loan production.

Net interest income in 1999 increased 59% from 1998 to $2,186. This increase was due to higher funded production, a widening of the yield curve and slightly higher average shareholder's equity. As compared with 1997, net interest income decreased 18% to $1,379 during 1998 due to reduced balances of equity capital coupled with a lower spread between short-term and long-term mortgage rates. PMC operating expenses increased $2,964 or 16% from 1998 due primarily to higher loan production. Operating expenses decreased $992 or 6% from 1997 on increased production of 34%. This improved cost leverage is a result of the mortgage operations center (MOC) and mortgage application center (MAC) initiatives implemented during 1997 which have expedited the loan approval process and lowered the total costs from application to closing, and the corporate restructuring.

During 1999, PMC also recognized increased equity income from its minority interest in a Mexican mortgage banking company. Other income also included final settlement of a private mortgage insurance bankruptcy.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

Financing Activities:

The Company's secured financing operations, which had been conducted by a limited-purpose subsidiary of Pulte Financial Companies, Inc. (PFCI), included the acquisition of mortgage loans and mortgage-backed securities financed principally through the issuance of long-term bonds secured by such mortgage loans and mortgage-backed securities. During the first quarter of 1999, PFCI recognized a net gain of approximately $1,700 in connection with the sale of its remaining mortgage-backed securities portfolio.


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

The following table presents corporate results of operations for the years ended December 31, 1999, 1998 and 1997:

                                       Years Ended December 31,
                                     ---------------------------
                                       1999      1998     1997
                                     -------   -------   -------
Net interest expense .............   $22,824   $14,269   $14,079
Other corporate expenses, net ....    28,160     8,457    13,038
                                     -------   -------   -------
Loss before income taxes and
  restructuring costs ............    50,984    22,726    27,117
Restructuring costs ..............      --        --       3,100
                                     -------   -------   -------
Loss before income taxes .........   $50,984   $22,726   $30,217
                                     =======   =======   =======

The increase in pre-tax loss of $28,258 in 1999, as compared with 1998 resulted from higher net interest expense due to increased short-term borrowings to fund working capital needs, higher costs associated with compensation due to increased profitability, insurance, business development costs and the write-down of a commercial land position. The decrease in pre-tax loss, before restructuring costs, of $4,391 in 1998, as compared with 1997 is due to a one-time gain of $5,000 in 1998 on the sale of the Company's interest in Expression Homes, a manufactured housing joint venture with Fleetwood Homes, and an increase in the net interest spread.

Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Through December 31, 1999, such amounts were allocated to Domestic Homebuilding interest expense. Interest cost incurred by Active Adult operations on its secured credit line was capitalized into inventory and charged to Active Adult interest expense when the related inventories closed. This credit line was paid off and canceled in December 1999. Beginning in 2000 these operations will be funded through the Company's corporate business segment. Corporate interest incurred and capitalized into inventory will be allocated to the homebuilding segment business units as appropriate. Information related to Corporate interest capitalized into inventory is as follows:

                                               Years Ended December 31,
                                           --------------------------------
                                             1999        1998        1997
                                           --------    --------    --------
Interest in inventory at
  beginning of year ....................   $ 16,356    $ 14,719    $ 12,846
Interest capitalized ...................     26,902      21,801      20,376
Interest expensed ......................    (24,166)    (20,164)    (18,503)
                                           --------    --------    --------
Interest in inventory at end of year ...   $ 19,092    $ 16,356    $ 14,719
                                           ========    ========    ========

Restructuring:

During the fourth quarter of 1997, a pre-tax charge of $20,000 was recorded in connection with the reorganization of the Company's operations.

The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset net realizability adjustments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share. As of December 31, 1999, the Company has severed employment with approximately 150 employees.


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

The following tables display the status of liabilities accrued for the Company's restructuring from origination to December 31, 1999.

                                                        1997 Reserve Uses      Balance at
                                        Original     ----------------------   December 31,
Type of Cost                            Reserve       Cash         Non-cash      1997
------------                            --------     --------     ---------   ------------
Homebuilding operations:
   Employee separation and other ...    $  6,900     $   (843)    $   --       $  6,057
   Net realizability adjustments ...       7,000         --         (7,000)        --
   Other ...........................         900         --           --            900
                                        --------     --------     --------     --------
                                          14,800         (843)      (7,000)       6,957
                                        --------     --------     --------     --------
Mortgage Banking operations:
   Employee separation and other ...       1,787         (610)        --          1,177
   Other ...........................         313          (33)        --            280
                                        --------     --------     --------     --------
                                           2,100         (643)        --          1,457
                                        --------     --------     --------     --------
Corporate:
   Employee separation and other ...       3,100          (74)        (496)       2,530
                                        --------     --------     --------     --------
                                        $ 20,000     $ (1,560)    $ (7,496)    $ 10,944
                                        ========     ========     ========     ========

                                       Balance at      1998 Reserve Uses       Balance at
                                      December 31,   ----------------------   December 31,
Type of Cost                              1997         Cash       Non-cash        1998
------------                          ------------   --------     ---------   ------------
Homebuilding operations:
   Employee separation and other ...    $  6,057     $ (4,555)    $   --       $  1,502
   Other ...........................         900         (645)        --            255
                                        --------     --------     --------     --------
                                           6,957       (5,200)        --          1,757
                                        --------     --------     --------     --------
Mortgage Banking operations:
   Employee separation and other ...       1,177         (840)        --            337
   Other ...........................         280         (201)        --             79
                                        --------     --------     --------     --------
                                           1,457       (1,041)        --            416
                                        --------     --------     --------     --------
Corporate:
   Employee separation and other ...       2,530       (1,608)        --            922
                                        --------     --------     --------     --------
                                        $ 10,944     $ (7,849)    $   --       $  3,095
                                        ========     ========     ========     ========


               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Restructuring (continued):

                                       Balance at       1999 Reserve Uses     Balance at
                                      December 31,    ---------------------  December 31,
Type of Cost                             1998          Cash        Non-cash      1999
------------                          ------------    -------      --------  ------------
Homebuilding operations:
   Employee separation and other ...     $ 1,502      $  (576)     $  --       $   926
   Other ...........................         255         (255)        --          --
                                         -------      -------      -------     -------
                                           1,757         (831)        --           926
                                         -------      -------      -------     -------
Mortgage Banking operations:
   Employee separation and other ...         337         (248)        --            89
   Other ...........................          79          (79)        --          --
                                         -------      -------      -------     -------
                                             416         (327)        --            89
                                         -------      -------      -------     -------
Corporate:
   Employee separation and other ...         922         (314)        --           608
                                         -------      -------      -------     -------
                                         $ 3,095      $(1,472)     $  --       $ 1,623
                                         =======      =======      =======     =======

The remaining accrual for restructuring costs at December 31, 1999, relates principally to severance agreements which are expected to be fully paid during 2000. The Company believes that implementation of the restructuring plan resulted in annual cost savings of approximately $10,000.

Liquidity and Capital Resources :

Continuing Operations:

The Company's net cash from operating activities increased from a use of cash of $129,344 in 1998 to a source of cash of $11,627 in 1999 reflecting increases in net income and accounts payable and a decrease in PMC's holdings of residential mortgage loans available-for-sale, offset by increases in inventory and other assets. Net cash from investing activities increased from a use of cash of $44,674 in 1998 to a source of cash of $2,535 in 1999 resulting primarily from the sale of PFCI's mortgage-backed securities portfolio, offset by the purchase of BRE's interest in the net assets of the Active Adult joint venture. Cash used in 1998 investing activity primarily reflects the Company's purchase of Radnor Homes and DiVosta & Company, and the sale of 50% of its interest in the Active Adult subsidiaries to BRE in March 1998. Net cash from financing activities decreased from a source of cash of $54,060 in 1998 to a use of cash of $87,642 in 1999 due primarily to PFCI's redemption of its mortgage-backed bond portfolio, decreased borrowings on collateralized short-term debt related to PMC's residential mortgage loan portfolio and repayment of unsecured senior subordinated debentures and other debt. 1998 activity reflects proceeds from borrowings, primarily to finance the Company's acquisitions during 1998, repayment of other non-recourse debt and dividends paid.

The Company finances homebuilding land acquisition, development and construction activities from internally generated funds and existing credit agreements. The Company's Active Adult operation used a $60,000 credit line secured by its inventory to finance its development and construction activities during most of 1999. At the request of the Company, this credit line was paid off and canceled during December 1999. The Company had borrowings of $7,000 under its $375,000 unsecured revolving credit facilities at December 31, 1999. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at December 31, 1999, amounted to $345,000, an amount deemed adequate to cover foreseeable needs. There were approximately $220,000 of borrowings outstanding under the $345,000 PMC arrangement at December 31, 1999. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Continuing Operations (continued):

The Company's income tax liabilities are affected by a number of factors. In 1999, the Company's effective tax rate decreased to 37.75% from 39% in 1998. The reduced income tax rate results from a lower effective state tax rate and the favorable resolution of various state income tax matters. In 1998, the Company's effective income tax rate increased .5% from 1997, primarily reflecting a shift in the sales mix to jurisdictions with higher tax rates. Management anticipates that the Company's effective tax rate for 2000 will range between 38% and 39%.

At December 31, 1999, the Company had cash and equivalents of $51,718 and total indebtedness of $525,965. The Company's total long-term indebtedness includes $487,690 of unsecured senior notes, a $21,000 unsecured promissory note and other Pulte limited recourse debt of $17,275. The Company also has other non-recourse short-term notes payable of $65,046 and First Heights advances of $760. During 1999, the Company redeemed the $28,075 of mortgage-backed bonds payable by PFCI and the $22,405 unsecured senior subordinated debentures. The first installment of $7,000 due under the $21,000 unsecured promissory note, originally due July 1, 1999, was, at the option of the noteholder, extended to 2000.

In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 1999, approximated $835,400.

At December 31, 1999, the Company also had outstanding letters of credit and performance bonds of $165,300 and $374,600, respectively.

On January 20, 2000, the Company's Board of Directors approved a stock repurchase plan of up to $100 million. At the closing stock price of the Company's shares on that date, the program would allow for repurchase of 12 percent of all outstanding shares. Shares will be purchased from time-to-time in the open market, depending upon market conditions. The Company anticipates funding repurchases under the plan through cash flows from operations. Through February 29, 2000, the Company had purchased 1,066,600 shares for an aggregate price of $18,342.

Sources of the Company's working capital at December 31, 1999, include its cash and equivalents, and its $375,000 committed unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financial sources, including securities offerings.

Discontinued Operations:

The Company's remaining investment in First Heights at December 31, 1999, approximated $29,400. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund
(FRF). In order to expedite the wind-down of its thrift operations, the Company, with the approval of the OTS and FDIC, funded First Heights' repayment of its remaining certificates of deposit with a loan of approximately $17,000 during the fourth quarter of 1998. Repayment of such amount will be part of the final liquidation of First Heights. As discussed in Note 11 of Notes to Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.



               ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Inflation:

The Company, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases the Company's financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company's results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company's future results of operations.

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

A critical component of this integrated systems effort involved replacement of the Company's previous accounting system. This new system is designed to enhance access to and reporting of operating results and other financial measurements. The Company believes that the new system substantially resolved any exposure to Year 2000 risk. The following was also completed in contemplation of the millennium date change issue:

o In conjunction with the financial accounting systems replacement, the Company upgraded its cash management system.

o The Company's homebuilding, mortgage banking and corporate operations performed risk assessments of information technology (IT), non-IT (embedded technology such as microprocessors in office equipment and facilities) and essential homebuilding supplier/contractor relationships.

o The Company exchanged Year 2000 readiness information with all of its national contract suppliers and major banks.

The Company did not experience any significant problems as a result of the Year 2000 date change and does not expect any continued exposure. While there can be no assurance that no legal claims will arise due to perceived or real Year 2000 issues, the Company does not expect a material impact on its liquidity, financial position or results of operations caused by internal Year 2000 issues or by possible claims asserted by third parties.

Cumulative spending for the Company's internally-developed business software was approximately $7,700 through December 31, 1999. Additional costs incurred related to year 2000 compliance efforts were not material to continuing operations. No future expenditures related to Year 2000 are expected.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt to the extent long-term rates decline. The following tables set forth, as of December 31, 1999 and 1998, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value.

                                                             As of December 31, 1999 for the
                                                                 Years ended December 31
                                 --------------------------------------------------------------------------------------------
                                                                                             There-                    Fair
                                   2000        2001       2002       2003        2004        after        Total        Value
                                 -------     -------    -------    --------    --------     --------    --------     --------
Rate sensitive liabilities:

  Fixed interest rate debt:

    Pulte Corporation public
    debt instruments .........   $  --         --          --      $100,000    $115,000     $275,000    $490,000     $452,208
    Average interest rate ....      --         --          --          7.00%       8.38%        7.48%       7.61%        --

Pulte Diversified
    Companies, Inc.,
    unsecured promissory
    note .....................   $14,000      7,000        --          --          --           --      $ 21,000     $ 21,000
    Average interest rate ....      8.00%      8.00%       --          --          --           --          8.00%        --
    Pulte Home Corporation
    other non-recourse
    debt .....................   $11,066      5,782         427        --          --           --      $ 17,275     $ 17,275
    Average interest rate ....      8.98%      8.00%       8.50%       --          --           --          8.64%        --

                                                             As of December 31, 1998 for the
                                                                 Years ended December 31
                                 --------------------------------------------------------------------------------------------
                                                                                             There-                    Fair
                                   1999        2000       2001       2002        2003        after        Total        Value
                                 -------     -------    -------    --------    --------     --------    --------     --------
Rate sensitive liabilities:

   Fixed interest rate debt:

    Pulte Corporation public
    debt instruments .........   $  --         --          --          --      $100,000     $390,000    $490,000     $502,574
    Average interest rate ....      --         --          --          --          7.00%        7.74%       7.61%        --

    Pulte Diversified
    Companies, Inc.,.unsecured
    promissory note ..........   $ 7,000      7,000       7,000        --          --           --      $ 21,000     $ 21,000
    Average interest rate ....      8.00%      8.00%       8.00%       --          --           --          8.00%        --

    Pulte Financial Companies,
    Inc., mortgage-backed
    bonds ....................   $28,075       --          --          --          --           --      $ 28,075     $ 29,290
    Average interest rate ....         9%      --          --          --          --           --             9%        --

    Pulte Home Corporation
    unsecured senior
    subordinated debentures ..   $22,405       --          --          --          --           --      $ 22,405     $ 22,900
    Average interest rate ....     10.13%      --          --          --          --           --         10.13%        --

    Pulte Home Corporation
    other non-recourse
    debt .....................   $ 6,766      1,920       1,920         532        --           --      $ 11,138     $ 11,138
    Average interest rate ....     10.34%     10.00%      10.00%      10.00%       --           --         10.21%        --


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   (continued)

PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when PMC commits to lend money to a customer at agreed upon terms (i.e., commits to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 1998 and 1999, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

In order to minimize the interest rate risk PMC (i) finances the loans via a variable rate borrowing agreement tied to the Federal Funds rate and (ii) hedges its loan commitments and closed loans through derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. PMC does not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of PMC's financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to the Company's financial results.

The Company's aggregate net investment in Mexico approximated $33,200 at December 31, 1999. This investment, which is exposed to foreign currency exchange risk, could devalue by as much as $5,250 in 2000, assuming a hypothetical 18% annualized devaluation of the Mexican peso against the U.S. dollar during 2000. During the second quarter of 1998, the three-year cumulative rate of inflation in Mexico fell below 100%. As a result, the Mexican economy ceased to be considered hyperinflationary effective January 1, 1999. Based on this change in economic status and under current accounting rules, a majority of the Company's translation adjustments in 1999 were not included in the determination of net income for the Company's international operations, but rather were reported separately and accumulated in a separate component of equity and included in the determination of other comprehensive income.

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




             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              PULTE CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998
                      (000's omitted, except share data)

                                    ASSETS


                                                                1999           1998
                                                            -----------    -----------

Cash and equivalents ....................................   $    51,718    $   125,198
Unfunded settlements ....................................        53,544         49,140
House and land inventories ..............................     1,792,733      1,455,208
Mortgage-backed and related securities ..................          --           29,290
Residential mortgage loans available-for-sale ...........       218,062        234,974
Other assets ............................................       331,744        287,688
Deferred income taxes ...................................        57,224         79,663
Discontinued operations .................................        91,772         88,678
                                                            -----------    -----------
                                                            $ 2,596,797    $ 2,349,839
                                                            ===========    ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Accounts payable and accrued liabilities,
       including book overdrafts of $113,335 and
       $112,688 in 1999 and 1998, respectively ..........   $   694,826    $   575,373
    Unsecured short-term borrowings .....................         7,000           --
    Collateralized short-term debt, recourse
       solely to applicable subsidiary assets ...........       206,959        217,060
    Mortgage-backed bonds, recourse solely to
       applicable subsidiary assets .....................          --           28,075
    Income taxes ........................................        11,769          9,592
    Subordinated debentures and senior notes ............       525,965        542,039
    Discontinued operations .............................        56,959         56,258
                                                            -----------    -----------
       Total liabilities ................................     1,503,478      1,428,397
                                                            -----------    -----------
Shareholders' Equity:
    Preferred stock, $.01 par value;
       25,000,000 shares authorized,
       none issued
    Common stock, $.01 par value;
       100,000,000 shares authorized,
       43,263,780 and 43,167,180 shares issued
       and outstanding in 1999 and 1998, respectively ...           433            432
    Additional paid-in capital ..........................        77,070         75,051
    Accumulated other comprehensive income (loss),
       net of income taxes of $52 and $722 in 1999
       and 1998, respectively ...........................          (259)         1,130
    Retained earnings ...................................     1,016,075        844,829
                                                            -----------    -----------
       Total shareholders' equity .......................     1,093,319        921,442
                                                            -----------    -----------
                                                            $ 2,596,797    $ 2,349,839
                                                            ===========    ===========


               See Notes to Consolidated Financial Statements.

                              PULTE CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
             For the years ended December 31, 1999, 1998 and 1997
                   (000's omitted, except per share data)

                                                                 1999           1998           1997
                                                              ----------    -----------    -----------
Revenues:
    Homebuilding .........................................   $ 3,677,716    $ 2,810,151    $ 2,479,171
    Financial services, interest and other ...............        49,873         43,678         34,038
    Corporate ............................................         2,748         12,692         10,782
                                                             -----------    -----------    -----------
                    Total revenues .......................     3,730,337      2,866,521      2,523,991
                                                             -----------    -----------    -----------
Expenses:
     Homebuilding, principally cost of sales .............     3,367,971      2,636,653      2,356,153
     Financial services, principally
     interest and other ..................................        29,045         28,484         26,924
     Corporate, net ......................................        53,732         35,418         37,899
     Restructuring costs .................................          --             --           20,000
                                                             -----------    -----------    -----------
                    Total expenses .......................     3,450,748      2,700,555      2,440,976
                                                             -----------    -----------    -----------
Other expense:
     Equity in profit (loss) of Pulte-affiliates .........         6,816           (152)        (2,040)
                                                             -----------    -----------    -----------
Income from continuing operations
before income taxes ......................................       286,405        165,814         80,975
Income taxes .............................................       108,118         64,666         31,175
                                                             -----------    -----------    -----------
Income from continuing operations ........................       178,287        101,148         49,800
Income (loss) from discontinued operations ...............          (122)         1,035          2,961
                                                             -----------    -----------    -----------
Net income ...............................................       178,165        102,183         52,761
                                                             -----------    -----------    -----------
Other comprehensive income (loss):
     Unrealized gains (losses) on securities
     available-for-sale arising during the period
     net of taxes of ($722), ($334) and $74,
     respectively ........................................        (1,130)          (557)           213
     Foreign currency translation adjustments,
     net of taxes of $52 .................................          (259)          --             --
                                                             -----------    -----------    -----------
     Comprehensive income ................................   $   176,776    $   101,626    $    52,974
                                                             ===========    ===========    ===========
Per share data:
    Basic:
       Income from continuing operations .................   $      4.12    $      2.35    $      1.14
       Income from discontinued operations ...............          --              .03            .07
                                                             -----------    -----------    -----------
       Net income ........................................   $      4.12    $      2.38    $      1.21
                                                             ===========    ===========    ===========
    Assuming dilution:
       Income from continuing operations .................   $      4.07    $      2.30    $      1.13
       Income from discontinued operations ...............          --              .03            .07
                                                             -----------    -----------    -----------
       Net income ........................................   $      4.07    $      2.33    $      1.20
                                                             ===========    ===========    ===========
    Cash dividends declared ..............................   $       .16    $       .15    $       .12
                                                             ===========    ===========    ===========
    Number of shares used in calculation:
       Basic:
          Weighted-average common shares outstanding .....        43,246         42,984         43,510
       Assuming dilution:
          Effect of dilutive securities - stock options ..           577            900            398
                                                             -----------    -----------    -----------
          Adjusted weighted-average common shares
             and effect of dilutive securities ...........        43,823         43,884         43,908
                                                             ===========    ===========    ===========


               See Notes to Consolidated Financial Statements.


                              PULTE CORPORATION
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1999, 1998 and 1997
                               ($000's omitted)

                                                                           Accumulated
                                                             Additional       Other
                                                    Common    Paid-in     Comprehensive     Retained
                                                    Stock     Capital     Income (Loss)     Earnings          Total
                                                    ------   ---------    -------------     --------          -----
Shareholders' Equity, December 31, 1996 .........   $  233    $57,516      $  1,474        $  770,050      $  829,273

Exercise of stock options .......................        4     10,412          --                --            10,416
Cash dividends declared - $.12 per share ........     --         --                            (5,153)         (5,153)
Stock repurchases ...............................      (24)    (6,093)         --             (68,556)        (74,673)
Comprehensive Income:
   Net income ...................................     --         --            --              52,761          52,761
   Change in unrealized gains on securities
      available-for-sale, net of income taxes
      of $74 ....................................     --         --             213              --               213
                                                    ------    -------      --------        ----------      ----------

Shareholders' Equity, December 31, 1997 .........      213     61,835         1,687           749,102         812,837

Exercise of stock options .......................        4      9,162          --                --             9,166
Cash dividends declared - $.15 per share ........     --         --            --              (6,456)         (6,456)
Stock dividend declared .........................      214       (214)         --                --              --
Shares issued in business acquisition ...........        1      4,268          --                --             4,269
Comprehensive Income:
   Net income ...................................     --         --            --             102,183         102,183
   Change in unrealized gains on securities
      available-for-sale, net of income taxes
      of $(334) .................................     --         --            (557)             --              (557)
                                                    ------    -------      --------        ----------      ----------

Shareholders' Equity, December 31, 1998 .........      432     75,051         1,130           844,829         921,442

Exercise of stock options .......................        1      2,019          --                --             2,020
Cash dividends declared - $.16 per share ........     --         --            --              (6,919)         (6,919)
Comprehensive Income:
   Net Income ...................................     --         --            --             178,165         178,165
   Change in unrealized gains on securities
      available-for-sale, net of income taxes
      of ($722) .................................     --         --          (1,130)             --            (1,130)
   Foreign currency translation adjustments,
      net of income taxes of $52 ................     --         --            (259)             --              (259)
                                                    ------    -------      --------        ----------      ----------

Shareholders' Equity, December 31, 1999 .........   $  433    $77,070      $   (259)       $1,016,075      $1,093,319
                                                    ======    =======      ========        ==========      ==========

               See Notes to Consolidated Financial Statements.


                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1999, 1998 and 1997
                               ($000's omitted)

                                                                1999         1998         1997
                                                             ---------    ---------    ---------
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ....................   $ 178,287    $ 101,148    $  49,800
    Adjustments to reconcile income from
       continuing operations to net cash
       flows used in operating activities:
       Amortization, depreciation and other ..............      13,497        5,044        7,813
       Foreign currency (gain) loss ......................      (1,702)       2,798          570
       Deferred income taxes .............................       1,599       (2,170)     (14,222)
       Gain on sale of securities ........................      (1,664)        --           --
       Increase (decrease) in cash due to:
         Inventories .....................................    (258,196)    (224,812)    (124,690)
         Residential mortgage loans available-for-sale ...      16,912      (49,956)     (14,576)
         Other assets ....................................     (61,375)     (30,914)     (38,501)
         Accounts payable and accrued liabilities ........     100,155       37,147       60,580
         Income taxes ....................................      24,114       32,371       38,052
                                                             ---------    ---------    ---------
Net cash provided by (used in) operating activities ......      11,627     (129,344)     (35,174)
                                                             ---------    ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale ..      27,886         --           --
    Principal payments on mortgage-backed securities .....       1,490        9,287        7,933
    Cash paid for acquisitions, net of cash acquired .....     (24,714)    (158,832)        --
    Proceeds from sale of business operations ............        --         90,602         --
    Other, net ...........................................      (2,127)      14,269           36
                                                             ---------    ---------    ---------
Net cash provided by (used in) investing activities ......       2,535      (44,674)       7,969
                                                             ---------    ---------    ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds ..................     (50,480)     (10,672)      (9,106)
    Proceeds from borrowings .............................      18,717       91,998      164,183
    Repayment of borrowings ..............................     (49,989)     (26,054)        --
    Stock repurchases ....................................        --           --        (74,673)
    Dividends paid .......................................      (6,919)      (6,456)      (5,153)
    Other, net ...........................................       1,029        5,244        7,485
                                                             ---------    ---------    ---------
Net cash provided by (used in) financing activities ......     (87,642)      54,060       82,736
                                                             ---------    ---------    ---------
Net increase (decrease) in cash and
    equivalents-continuing operations ....................   $ (73,480)   $(119,958)   $  55,531
                                                             ---------    ---------    ---------

               See Notes to Consolidated Financial Statements.

                              PULTE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             For the years ended December 31, 1999, 1998 and 1997
                               ($000's omitted)

                                                                 1999         1998         1997
                                                              ---------    ---------    ---------
Discontinued operations:

Cash flows from operating activities:
    Income (loss) from discontinued operations ............   $    (122)   $   1,035    $   2,961
    Change in deferred income taxes .......................      21,562       26,444       32,495
    Change in income taxes ................................     (21,562)     (27,830)     (34,851)
    Other changes, net ....................................       3,608        7,028      (10,257)

Cash flows from investing activities:
    Purchase of securities available-for-sale .............        --        (21,809)     (14,537)
    Principal payments of mortgage-backed securities ......        --         23,180       34,257
    Net proceeds from sale of investments and loans .......        --         11,276        3,211
    (Increase) decrease in Covered Assets and FSLIC
         Resolution Fund receivables ......................      (3,538)      33,603       37,019

Cash flows from financing activities:
    Decrease in deposit liabilities .......................        --        (37,462)      (2,663)
    Proceeds from borrowings ..............................        --         17,174         --
    Repayment of borrowings ...............................        --        (31,560)     (31,560)
    Decrease in FHLB advances .............................        --         (3,100)     (16,500)
                                                              ---------    ---------    ---------

Net decrease in cash and equivalents-
    discontinued operations ...............................         (52)      (2,021)        (425)
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and equivalents ...........     (73,532)    (121,979)      55,106
Cash and equivalents at beginning of year .................     125,329      247,308      192,202
                                                              ---------    ---------    ---------
Cash and equivalents at end of year .......................   $  51,797    $ 125,329    $ 247,308
                                                              =========    =========    =========
Cash - continuing operations ..............................   $  51,718    $ 125,198    $ 245,156
Cash - discontinued operations ............................          79          131        2,152
                                                              ---------    ---------    ---------
                                                              $  51,797    $ 125,329    $ 247,308
                                                              =========    =========    =========
Supplemental disclosure of cash flow information-
    cash paid during the year for:
       Interest, net of amount capitalized:
          Continuing operations ...........................   $  26,225    $  28,141    $  19,920
          Discontinued operations .........................        --          3,090        2,590
                                                              ---------    ---------    ---------
                                                              $  26,225    $  31,231    $  22,510
                                                              =========    =========    =========
       Income taxes paid ..................................   $  63,685    $  33,811    $   5,821
                                                              =========    =========    =========
    Non-cash investing and financing activities:
       Issuance of common stock for business acquisition ..   $    --      $   4,269    $    --
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

    Segment information

    Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", established the reporting standard for presentation of operating segment financial information by public business enterprises. In accordance with SFAS No. 131, the Company identified three reportable segments: Homebuilding, Financial Services and Corporate.

        The Company's Homebuilding segment consists of the following three business units:

    o Domestic Homebuilding, the Company's core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyer groups.

    o International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of housing on such land in Mexico and Puerto Rico.

    o Active Adult Homebuilding is engaged in the development of amenitized, age-targeted and age-qualified communities throughout the continental United States appealing to a growing demographic group in their pre-retirement and retirement years.

    The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries, and to a minor extent, the operations of PFCI, a financing subsidiary of the Company, which ceased operations during 1999.

    Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company's subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative functions to support the Company as a publicly traded entity.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

1.  Basis of presentation and segment information (continued)

Segment information (continued)

                                                              Operating Data by Segment

                                                               Years Ended December 31,
                                                       ------------------------------------------
                                                           1999           1998           1997
                                                       ----------     -----------    ------------
Revenues:
    Homebuilding ...................................   $ 3,677,716    $ 2,810,151    $ 2,479,171
    Financial Services .............................        49,873         43,678         34,038
    Corporate ......................................         2,748         12,692         10,782
                                                       -----------    -----------    -----------
        Total revenues .............................     3,730,337      2,866,521      2,523,991
                                                       -----------    -----------    -----------
Cost of sales:
    Homebuilding ...................................     3,023,841      2,359,253      2,110,532
                                                       -----------    -----------    -----------
        Total cost of sales ........................     3,023,841      2,359,253      2,110,532
                                                       -----------    -----------    -----------
Selling, general and administrative:
    Homebuilding ...................................       319,051        252,684        232,692
    Financial Services .............................        21,391         19,241         17,832
    Corporate ......................................        12,682          6,695          7,435
                                                       -----------    -----------    -----------
        Total selling, general and administrative ..       353,124        278,620        257,959
                                                       -----------    -----------    -----------
Interest:
    Homebuilding ...................................        25,187         20,164         18,503
    Financial Services .............................         7,404          9,043          9,092
    Corporate ......................................        24,224         21,910         16,133
                                                       -----------    -----------    -----------
        Total interest .............................        56,815         51,117         43,728
                                                       -----------    -----------    -----------
Other (income) expense, net:
    Homebuilding ...................................          (108)         4,552         (5,574)
    Financial Services .............................           250            200           --
    Corporate ......................................        16,826          6,813         14,331
                                                       -----------    -----------    -----------
        Total other expense, net ...................        16,968         11,565          8,757
                                                       -----------    -----------    -----------
Restructuring costs:
    Homebuilding ...................................          --             --           14,800
    Financial Services .............................          --             --            2,100
    Corporate ......................................          --             --            3,100
                                                       -----------    -----------    -----------
        Total restructuring costs ..................          --             --           20,000
                                                       -----------    -----------    -----------
Total costs and expenses ...........................     3,450,748      2,700,555      2,440,976
                                                       -----------    -----------    -----------
Equity in income (loss) of joint ventures:
    Homebuilding ...................................         6,816           (152)        (2,040)
                                                       -----------    -----------    -----------
        Total equity in income (loss) of
            joint ventures .........................         6,816           (152)        (2,040)
                                                       -----------    -----------    -----------
Income before income taxes:
    Homebuilding ...................................       316,561        173,346        106,178
    Financial Services .............................        20,828         15,194          5,014
    Corporate ......................................       (50,984)       (22,726)       (30,217)
                                                       -----------    -----------    -----------
        Total income before income taxes ...........   $   286,405    $   165,814    $    80,975
                                                       ===========    ===========    ===========


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

1.  Basis of presentation and segment information (continued)

Segment information (continued)


                                            Supplemental Operating Data by Geographic Region

                                                       Years Ended December 31,
                                               ------------------------------------------
                                                   1999           1998           1997
                                               ----------     -----------    ------------
Revenues:
    Domestic United States .................   $ 3,707,048    $ 2,850,349    $ 2,504,980
    International ..........................        23,289         16,172         19,011
                                               -----------    -----------    -----------
        Total revenues .....................     3,730,337      2,866,521      2,523,991
                                               -----------    -----------    -----------
Cost of sales:
    Domestic United States .................     3,003,504      2,347,253      2,095,739
    International ..........................        20,337         12,000         14,793
                                               -----------    -----------    -----------
        Total cost of sales ................     3,023,841      2,359,253      2,110,532
                                               -----------    -----------    -----------
Selling, general and administrative:
    Domestic United States .................       349,633        274,778        255,061
    International ..........................         3,491          3,842          2,898
                                               -----------    -----------    -----------
        Total selling, general and
             administrative ................       353,124        278,620        257,959
                                               -----------    -----------    -----------
Interest:
    Domestic United States .................        56,815         51,117         43,728
    International ..........................          --             --             --
                                               -----------    -----------    -----------
        Total interest .....................        56,815         51,117         43,728
                                               -----------    -----------    -----------
Other (income) expense, net:
    Domestic United States .................        19,490          5,460          7,139
    International ..........................        (2,522)         6,105          1,618
                                               -----------    -----------    -----------
        Total other expense, net ...........        16,968         11,565          8,757
                                               -----------    -----------    -----------
Restructuring costs ........................          --             --           20,000
                                               -----------    -----------    -----------
        Total costs and expenses ...........     3,450,748      2,700,555      2,440,976
                                               -----------    -----------    -----------
Equity in income (loss) of joint ventures ..         6,816           (152)        (2,040)
                                               -----------    -----------    -----------

Income before income taxes .................   $   286,405    $   165,814    $    80,975
                                               ===========    ===========    ===========


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

1.  Basis of presentation and segment information (continued)

    Segment information (continued)

                                                          Asset Data by Segment

                                                          Financial
                                           Homebuilding   Services    Corporate       Total
                                           ------------   ---------   ---------       -----

At December 31, 1999:
     Inventory ..........................   $1,792,733   $     --     $     --     $1,792,733
                                                                                   ==========
     Identifiable assets ................    2,175,424      237,318       92,283    2,505,025
     Assets of discontinued operations ..                                              91,772
                                                                                   ----------
     Total assets .......................                                          $2,596,797
                                                                                   ==========

At December 31, 1998:
     Inventory ..........................   $1,455,208   $     --     $     --     $1,455,208
                                                                                   ==========
     Identifiable assets ................    1,782,644      274,488      204,029    2,261,161
     Assets of discontinued operations ..                                              88,678
                                                                                   ----------
     Total assets .......................                                          $2,349,839
                                                                                   ==========

At December 31, 1997:
     Inventory ..........................   $1,141,952   $     --     $     --     $1,141,952
                                                                                   ==========
     Identifiable assets ................    1,446,340      224,624      347,515    2,018,479
     Assets of discontinued operations ..                                             110,940
                                                                                   ----------
     Total assets .......................                                          $2,129,419
                                                                                   ==========

                                            Supplemental Asset Data by Geographic Region

                                            Domestic
                                          United States       International          Total
                                          -------------       -------------          -----
At December 31, 1999:
     Inventory ..........................   $1,760,581         $   32,152          $1,792,733
                                                                                   ==========
     Identifiable assets ................    2,439,740             65,285           2,505,025
     Assets of discontinued operations ..       91,772                                 91,772
                                                                                   ----------
     Total assets .......................                                          $2,596,797
                                                                                   ==========

At December 31, 1998:
     Inventory ..........................   $1,431,245         $   23,963          $1,455,208
                                                                                   ==========
     Identifiable assets ................    2,199,727             61,434           2,261,161
     Assets of discontinued operations ..       88,678                                 88,678
                                                                                   ----------
     Total assets .......................                                          $2,349,839
                                                                                   ==========

At December 31, 1997:
     Inventory ..........................   $1,129,239         $   12,713          $1,141,952
                                                                                   ==========
     Identifiable assets ................    1,979,358             39,121           2,018,479
     Assets of discontinued operations ..      110,940                                110,940
                                                                                   ----------
     Total assets .......................                                          $2,129,419
                                                                                   ==========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

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

    Stock based compensation

    The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company's stock on the date of the grant. The pro forma disclosures required by SFAS No. 123, "Accounting for Stock-Based Compensation", are included in Note 7.

    Foreign investments

    The Company has investments in Mexico and Puerto Rico which are accounted for using the equity method. These investments primarily include the 50%-owned Mexican joint ventures of Condak-Pulte S. De R.L. De C.V. and Desarrollos Residenciales Turisticos, S.A. de C.V., the net investments of which comprise $25,400 and $5,700, respectively at December 31, 1999. They also include the 50%-owned Puerto Rican joint venture of Desarrollos Urbanos (Canovanas), whose net investment balance was $2,800 at December 31, 1999. To support homebuilding activities in Mexico, the Company also purchased a minority ownership interest (approximately 22.9%) in a Mexican mortgage banking company, the balance of which approximated $4,014 at December 31, 1999. Gains and losses resulting from the change in Mexican peso exchange rates are recognized in accordance with SFAS No. 52, "Foreign Currency Translation". Effective for periods ended after October 1, 1996 through December 31, 1998, the Mexican economy was considered hyper-inflationary; accordingly, SFAS No. 52 required that the U.S. dollar be the assumed functional currency of the company's investments in Mexico. During 1998, the three-year cumulative rate of inflation in Mexico fell below 100%, resulting in the Mexican economy no longer being considered hyper-inflationary. Effective January 1, 1999, the functional currency of the Company's investments in Mexico is the Mexican peso. The Company recorded a $1,702 gain on foreign currency transactions for the year ended December 31, 1999. Foreign currency transaction and translation losses aggregated $2,798 and $570 for the years ended December 31, 1998 and 1997, respectively. During 1999, the Company recorded income of $6,000 related to its Mexico operations, as compared with losses of $462 and $2,040 in 1998 and 1997, respectively. The Company's aggregate net investment in Mexico is approximately $33,200 as of December 31, 1999.

    Income per share

    Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options, warrants and convertible securities. Any options that have an exercise price greater than the average market price are excluded from the diluted income per share calculation. For the years ended December 31, 1999, 1998 and 1997, 2,623,000, 29,000 and 649,000, respectively, of the exercisable stock options were excluded from this calculation. Earnings per share amounts, both basic and diluted, are disclosed for all periods presented and reflect the impact of the Company's 2-for-1 stock split effective June 1, 1998.

                              PULTE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                              ($000's omitted)

2.   Significant accounting policies (continued)

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

    The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.

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

    Disclosures about fair value of financial instruments are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

    Advertising cost

    The Company expenses advertising costs as they are incurred. For the years ended December 31, 1999, 1998 and 1997, the Company incurred advertising costs of approximately $31,800, $25,300 and $24,700, respectively.

    Employee benefit

    The Company maintains the Pulte Home Corporation Investment Savings Plus (the "Plan") which covers substantially all of the Company's employees. Company contributions to the Plan are expensed as paid and are based on the employees' years of service. The total Company contributions pursuant to the Plan were approximately $2,100, $2,000 and $2,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Long-lived assets

    Impairment of long-lived assets is reviewed quarterly. In accordance with SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to Be Disposed Of", impairment is determined when estimated future undiscounted cash flows associated with the asset are less than the asset's carrying value.

    Internally developed software

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP), "Accounting for the Costs of Software Developed or Obtained for Internal Use". This SOP requires internal costs (i.e., salaries and related benefits and interest cost) to be capitalized during the application development stage for internal-use software. The Company has adopted, on a prospective basis, the provisions of SOP 98-1 effective January 1, 1998 and, accordingly, has capitalized $7,130 and $6,210 of such costs as of December 31, 1999 and 1998, respectively. The Company had historically expensed similar costs to operations when they were incurred.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

2.  Significant accounting policies (continued)

    Comprehensive income

    All items recognized under accounting standards as components of comprehensive income should be reported in an annual financial statement that is displayed with the same prominence as other financial statements. The Company's comprehensive income other than net income consists of unrealized gains/(losses) on securities available-for-sale and foreign currency translation adjustments. For the years ended December 31, 1999, 1998 and 1997, the Company's comprehensive income (loss) other than net income amounted to ($1,389), ($557) and $213, respectively, net of tax (benefit) provision of ($670), ($334) and $74, respectively.

    Derivative instruments and hedging activities

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

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

    Sold units are expensed on a specific identification basis as cost of sales. Included in inventories is related interest and property taxes. The Company capitalized interest in the amount of $28,858, $21,801 and $20,376 and expensed to homebuilding interest expense $26,122, $20,164 and $18,503 in 1999, 1998 and 1997, respectively.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

2.  Significant accounting policies (continued)

    Financial Services:

    Mortgage servicing rights

    The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually two to three months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. The Company could be required to repurchase loans found to be defective. Reserves for such future repurchases or indemnifications have been reflected in accounts payable and accrued liabilities. During 1999, 1998 and 1997 total servicing rights recognized were $38,290, $35,995 and $21,933, respectively.

    Residential mortgage loans held for sale

    Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $947 and $800 at December 31, 1999 and 1998, respectively.

    Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale (see Note 12). Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

    Mortgage servicing, origination and commitment fees

    Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when the related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.

3.  Acquisitions

    Effective July 1, 1999, the Company purchased Blackstone Real Estate Advisors' interest in the net assets of the Active Adult joint venture for an aggregate cash purchase price of $26 million. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the Active Adult operations, and effective July 1, 1999, the Active Adult operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte's 50% interest in this joint venture was accounted for as an equity investment. The impact of acquiring the additional 50% interest was immaterial to the Company's consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

    On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based, DiVosta & Company (DiVosta) for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price has been allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and will be amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta since the acquisition date in its consolidated results of operations. Goodwill amortization was $6,600 and $3,400 for the years ended December 31, 1999 and 1998, respectively.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)

3.  Acquisitions (continued)

    On May 27, 1998, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes (Radnor) and the net assets of an affiliate for an aggregate purchase price of approximately $58,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included $51,000 of cash paid, approximately $3,000 of liabilities assumed and the issuance of 153,570 shares of the Company's common stock. The purchase price has been allocated to the tangible assets acquired and liabilities assumed based on relative fair value estimates. The Company has included the operating results of Radnor since the acquisition in its consolidated results of operations.

    The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisitions had occurred on January 1, 1997, with pro forma adjustments to give effect to amortization of goodwill, interest expense on acquisition debt and certain other adjustments, together with related income tax effects:

                                                (Unaudited)
                                        Years Ended December 31,
                                    ------------------------------------
                                      1999         1998         1997
                                   ----------   ----------   ----------
    Total revenues .............   $3,787,894   $3,045,269   $2,729,344
    Total pre-tax income from
      continuing operations ....      287,451      179,467       97,164
    Net Income .................      178,816      112,716       61,842
    Per share data:
         Basic .................   $     4.13   $     2.62   $     1.42
         Diluted ...............   $     4.08   $     2.57   $     1.40

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

    The FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $77,555 and $74,403 at December 31, 1999 and 1998, respectively. The notes had a weighted average interest rate of 5.1% and 5.5% at December 31, 1999 and 1998, respectively. The notes, bearing interest at rates indexed to the Texas Cost of Funds plus a spread, were due in September 1998; notwithstanding this maturity, the Federal Deposit Insurance Corporation (FDIC) has chosen to temporarily withhold payment. The notes were subject to annual prepayments, which were limited to 10% of the total original note balances. The FSLIC Resolution Fund (FRF) exercised its right to prepay the notes by $31,560 in each year from 1992 through 1998. The FRF is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

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

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)

4.  Discontinued operations (continued)

    Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the FDIC prevented the prepayment of the FRF notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is also temporarily withheld by First Heights pending resolution of all open matters with the FDIC. As discussed in Note 11, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

    At December 31, 1999 and 1998, First Heights no longer had any deposits, nor did it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

    Assets and liabilities of discontinued operations were as follows:

                                                 At December 31,
                                               -----------------
                                                1999      1998
                                               -------   -------
Assets:
   Cash and equivalents ....................   $    79   $   131
   Accounts and notes receivable-FRF,
        less LAN of $760 at
        December 31, 1999 and 1998 .........    91,417    87,879
   Other assets ............................       276       668
                                               -------   -------
                                               $91,772   $88,678
                                               =======   =======
Liabilities:
   Accrued expenses and other liabilities ..   $39,785   $39,084
   Due affiliate ...........................    17,174    17,174
                                               -------   -------
                                               $56,959   $56,258
                                               =======   =======

    Revenues of discontinued operations were $3,677, $6,412, and $5,077 for the years ended December 31, 1999, 1998 and 1997, respectively. For the years ended December 31, 1999, 1998 and 1997, discontinued thrift operations resulted in income (loss) of $(122), $1,035 (including income tax benefit of $1,386) and $2,961 (including income tax benefit of $2,356), respectively.

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

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

5.  Short-term credit arrangements

    Short-term financing for the Company on an operating segment basis is as follows:

    Corporate/Homebuilding

    At December 31, 1999, the Company, PDCI and Pulte jointly have $375,000 in committed unsecured revolving credit facilities under which a variety of interest rates are available to the Company. The $210,000 revolving credit facility which was outstanding at December 31, 1998, was reduced to $170,000 during December 1999 as $40,000 matured and was not renewed. This revolving credit facility expires January 5, 2002. The $10,000 uncommitted bank credit arrangement available at December 31, 1998, expired during 1999. In September 1999, the Company entered into a $205,000 revolving credit facility which has a maturity of September 15, 2000. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, the Company, PDCI and Pulte jointly are required to maintain a minimum tangible net worth of $550,000 plus 50% of consolidated net income earned subsequent to December 31, 1994.

    The Company's Active Adult operation used a $60,000 credit line secured by its inventory to finance its development and construction activities during most of 1999. At the request of the Company, this credit line was paid off and canceled during December 1999.

    The following is aggregate borrowing information:

                                                 1999        1998       1997
                                               --------   ---------   --------
    Available credit lines at year end.......  $375,000   $ 220,000   $260,000
    Unused credit lines at year-end..........  $368,000   $ 220,000   $260,000
    Maximum amount outstanding at the
      end of any month.......................  $200,000   $    -      $126,000
    Average monthly indebtedness.............  $106,984   $    202    $  7,642
    Range of interest rates during the year..   4.87 to    5.00 to     5.49 to
                                                9.25%      8.50%       8.50%
    Weighted average daily interest rate.....   6.26%      5.12%       6.41%

    Financial Services

    Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

    At December 31, 1999, PMC had committed bank credit lines of $220,000 and discretionary credit lines of $125,000. The bank credit agreements require PMC to pay a fee for the committed credit lines. During 1999, 1998 and 1997, PMC provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, PMC is required to maintain a minimum tangible net worth of $10,000.

    The following is aggregate borrowing information:

                                                  1999     1998        1997
                                               --------   --------   --------
    Available credit lines at year end.......  $345,000   $250,000   $250,000
    Unused credit lines at year-end..........  $122,475   $ 40,000   $121,830
    Maximum amount outstanding at the
      end of any month.......................  $197,525   $210,000   $153,170
    Average monthly indebtedness.............  $121,527   $113,972   $ 90,158
    Range of interest rates during the year..   6.00 to    6.00 to    6.00 to
                                                  8.15%      7.67%      7.55%
    Weighted average daily interest rate.....     5.58%      5.92%      5.99%
    Weighted average rate at year-end........     7.11%      5.51%      6.48%

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

6.  Long-term debt

        Long-term debt is summarized as follows:

                                                                                              At December 31,
                                                                                           ---------------------
    Corporate                                                                                1999         1998
                                                                                           --------     --------
       7% unsecured Senior Notes, issued by Pulte Corporation, due 2003, not redeemable prior to maturity, guaranteed on a senior basis by
           Pulte and certain wholly-owned subsidiaries of Pulte.  See Note 13...........   $ 99,840     $ 99,800
       8.375% unsecured Senior Notes, issued by Pulte Corporation, due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13.....................    114,842      114,808
       7.3% unsecured Senior Notes, issued by Pulte Corporation, due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13.....................    124,938      124,927
       7.625% unsecured Senior Notes, issued by Pulte Corporation, due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and
           certain wholly-owned subsidiaries of Pulte.  See Note 13.....................    148,070      147,961
       8% unsecured promissory note, issued by Pulte Diversified Companies, Inc.,
           due 2001, unconditionally guaranteed by Pulte................................     21,000       21,000

    Homebuilding
       10.125% unsecured senior subordinated debentures, issued by Pulte,
           due 1999.....................................................................         --       22,405
       Other non-recourse debt, minimum annual principal payments required, maturing at various times through 2002, interest rates ranging
           from 6% to 12%...............................................................     17,275       11,138
                                                                                           --------     --------
                                                                                           $525,965     $542,039
                                                                                           ========     ========
       Estimated fair value.............................................................   $490,483     $557,612
                                                                                           ========     ========

    Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years subsequent to 1999 are as follows: 2000 - $25,066; 2001 - $12,782; 2002 - $427; 2003 - $99,840;
    2004- $114,842 and thereafter $273,008.

    Financing

    Bonds payable at December 31, 1998, consists of one bond issue with a stated interest rate of 9%. The bond series was secured by separate pools of mortgage-backed securities. Early retirement of this bond occurred during the first quarter of 1999, with net realized gain on the sale of underlying collateral of approximately $1,700.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Stock compensation plans and management incentive compensation

    The Company has three fixed stock option plans for employees: the Pulte Corporation 1995 Stock Incentive Plan for Key Employees, the Pulte Corporation 1994 Stock Incentive Plan for Key Employees and the Pulte Corporation 1990 Stock Incentive Plan for Key Employees (collectively, "the Plans"). The Plans authorize the issuance of up to 4,000,000, 2,000,000 and 1,600,000 shares, respectively. As of December 31, 1999, 1,122,000 stock options remain available for grant. The Plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding 10 years. Options granted under the Plans vest incrementally in periods ranging from two to five years.

    The Company also has a stock option plan for nonemployee directors ("Directors Plan"). Under the Directors Plan, each new nonemployee director will receive 600 shares of Common Stock and options to purchase an additional 4,000 shares. In addition, nonemployee directors are entitled to an annual distribution of 600 shares of Common Stock and options to purchase an additional 4,000 shares. This plan authorizes the issuance of up to 133,400 shares. As of December 31, 1999, 57,400 shares remain available for grant. All options granted are non-qualified, are immediately vested and are exercisable on the date of grant. Options granted under the Directors Plan are exercisable for 10 years from the grant date.

    A summary of the status of the Company's stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ending on those dates is presented below (000's omitted, except per share data):

                                                       1999                           1998                           1997
                                           ----------------------------   ----------------------------   --------------------------
                                                          Weighted-                      Weighted-                      Weighted-
                                                           Average                        Average                        Average
                                                          Per Share                      Per Share                      Per Share
                                            Shares     Exercise Price      Shares     Exercise Price     Shares      Exercise Price
                                            ------     --------------      ------     --------------     ------      --------------
    Outstanding, beginning of year........    4,400        $18              5,086           $17            6,150           $16
    Granted...............................    1,427         23                199            22              378            18
    Exercised.............................      (93)        15               (461)           15             (770)            9
    Forfeited.............................     (145)        20               (424)           17             (672)           18
                                           --------                       -------                        -------
    Outstanding, end of year..............    5,589        $19              4,400           $18            5,086           $17
                                           ========                       =======                        =======
    Options exercisable at year-end.......    2,028                           898                            954
                                           ========                       =======                        =======
    Weighted-average per share
        fair value of options
        granted during the year........... $  10.45                       $  8.52                        $  7.39
                                           ========                       =======                        =======

The following table summarizes information about fixed stock options outstanding at December 31, 1999 (000's omitted, except per share data):

                                        Options Outstanding                          Options Exercisable
                        ----------------------------------------------------    -------------------------------
                                             Weighted-          Weighted-                          Weighted-
         Range of           Number           Average             Average            Number          Average
         Per Share      Outstanding at      Remaining           Per Share       Exercisable at     Per Share
      Exercise Prices     December 31      Contract Life      Exercise Price     December 31     Exercise Price
      ---------------   --------------   -----------------    --------------    --------------   --------------
               $8             80             1.3 years             $ 8                80             $ 8
        $13 to 16            740             4.2                   $15               615             $15
        $17 to 33          4,769             7.0                   $19             1,333             $19


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                   ($000's omitted, except per share data)

7.  Stock compensation plans and management incentive compensation
    (continued)

    Under SFAS No. 123, compensation cost for the Company's stock-based compensation plans would be determined based on the fair value at the grant dates for awards under those plans. The pro forma effects of applying SFAS No. 123 are not indicative of future amounts because this statement does not apply to awards granted prior to fiscal year 1996. Additional stock option awards are anticipated in future years.
    For the years ended December 31, 1999, 1998 and 1997, the Company's income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             1999         1998          1997
                                          ----------   ----------   ----------
Income from continuing operations:
       As reported ....................   $  178,287   $  101,148   $   49,800
                                          ==========   ==========   ==========
       Pro forma ......................   $  174,685   $   99,655   $   45,455
                                          ==========   ==========   ==========
Net income:
       As reported ....................   $  178,165   $  102,183   $   52,761
                                          ==========   ==========   ==========
       Pro forma ......................   $  174,563   $  100,690   $   48,416
                                          ==========   ==========   ==========
Per share data:
   Basic:
     Income from continuing operations:
       As reported ....................   $     4.12   $     2.35   $     1.14
                                          ==========   ==========   ==========
       Pro forma ......................   $     4.04   $     2.32   $     1.04
                                          ==========   ==========   ==========
     Net income:
        As reported ...................   $     4.12   $     2.38   $     1.21
                                          ==========   ==========   ==========
        Pro forma .....................   $     4.04   $     2.34   $     1.11
                                          ==========   ==========   ==========
   Assuming dilution:
     Income from continuing operations:
       As reported ....................   $     4.07   $     2.30   $     1.13
                                          ==========   ==========   ==========
       Pro forma ......................   $     3.98   $     2.27   $     1.04
                                          ==========   ==========   ==========
     Net income:
        As reported ...................   $     4.07   $     2.33   $     1.20
                                          ==========   ==========   ==========
        Pro forma .....................   $     3.98   $     2.29   $     1.10
                                          ==========   ==========   ==========

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: weighted-average dividend yields of .67%, .68% and .46%, expected volatility of 30.5%, 29.8% and 29.44%, weighted-average risk-free interest rates of 5.48%, 5.57% and 5.88%, and weighted-average expected lives of 7.27 years, 6.75 years and 6.5 years. Based upon stock options outstanding at December 31, 1999, the estimated compensation expense, after income taxes, to be recognized in pro forma income from continuing operations and net income for the years ending December 31, 2000, 2001 and 2002 is $5,857, $4,291 and $1,594, respectively.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

7.  Stock compensation plans and management incentive compensation (continued)

    Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking, financing and thrift management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company's corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 1999, 1998 and 1997, the Company's total current cash incentive compensation expense was $45,300, $25,500 and $17,500, respectively. In addition, the Company utilizes a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. Amounts accrued over the period from January 1, 1996, through December 31, 1999, are payable subsequent to December 31, 1999. For the years ended December 31, 1999, 1998 and 1997 the Company expensed $10,087, $4,600 and $3,900, respectively, relating to this plan.

8.  Income taxes

    The Company's net deferred tax asset (liability) is as follows:

                                                         At December 31,
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
Deferred tax liabilities:
    Continuing operations:
      Capitalized items deducted for tax, net .....   $(11,314)   $ (9,203)
    Discontinued operations:
      Market losses deducted for tax, and other ...         (7)       (533)
    Equity adjustment:
      Unrealized gains on securities ..............       --          (722)
                                                      --------    --------
                                                       (11,321)    (10,458)
                                                      --------    --------
Deferred tax assets:
    Continuing operations:
      Non-deductible reserves and other ...........     55,128      53,580
      Net operating loss carryforwards - foreign ..       --         1,036
    Discontinued operations:
      Net operating loss carryforwards ............      2,257       2,257
      AMT credit carryforwards ....................      8,243      30,262
      Non-deductible reserves and other ...........      2,917       2,986
                                                      --------    --------
                                                        68,545      90,121
                                                      --------    --------
      Net deferred tax asset ......................   $ 57,224    $ 79,663
                                                      ========    ========

    The net operating losses expire in 2006 and are generally available to offset the Company's taxable income in future years. The AMT credit carryforwards have an indefinite life.

    Realization of the net deferred tax asset is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

8.  Income taxes (continued)

    Components of current and deferred income tax expense (benefit) of continuing operations are as follows

                                   Current     Deferred       Total
                                   -------     --------       -----
Year ended December 31, 1999
    Federal ...................   $  99,932    $   1,399    $ 101,331
    State and other ...........       6,587          200        6,787
                                  ---------    ---------    ---------
                                  $ 106,519    $   1,599    $ 108,118
                                  =========    =========    =========
Year ended December 31, 1998
    Federal ...................   $  60,052    $  (1,274)   $  58,778
    State and other ...........       6,784         (896)       5,888
                                  ---------    ---------    ---------
                                  $  66,836    $  (2,170)   $  64,666
                                  =========    =========    =========
Year ended December 31, 1997
    Federal ...................   $  40,586    $ (11,977)   $  28,609
    State and other ...........       4,811       (2,245)       2,566
                                  ---------    ---------    ---------
                                  $  45,397    $ (14,222)   $  31,175
                                  =========    =========    =========

    The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

                                                1999     1998      1997
                                               -----    -----     -----
Income taxes at federal statutory rate .....   35.00%   35.00%    35.00%
Effect of state and local income taxes,
   net of federal tax ......................    2.23     4.20      5.00
Settlement of state tax issues and other ...     .52     (.20)    (1.50)
                                               -----    -----     -----
Effective rate .............................   37.75%   39.00%    38.50%
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

    Years Ending December 31,
              2000.............................   $ 14,495
              2001.............................     11,216
              2002.............................      6,112
              2003.............................      4,105
              2004.............................      2,695
              After 2004.......................      5,867
                                                   -------
              Total minimum lease payments.....    $44,490
                                                   =======

    Net rental expense for the years ended December 31, 1999, 1998 and 1997 was $18,616, $15,273 and $17,617, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

10. Restructuring

    During the fourth quarter of 1997, a pre-tax charge of $20,000 was recorded in connection with the reorganization of the Company's operations.

    The 1997 restructuring charge included $11,787 of separation and other costs for approximately 150 employees, $7,000 of asset net realizability adjustments and $1,213 of other costs, principally for office leases. The after-tax effect of this charge was $12,300 or $.28 per diluted share (adjusted for the effect of the Company's 2-for-1 stock split effective June 1, 1998). As of December 31, 1999, the Company has severed employment with approximately 150 employees.

    The Company's restructuring plan included right-sizing the workforce on a company-wide basis. The Company's plan of restructuring included the following employee groups: approximately 100 construction and administrative support employees, 27 middle managers/supervisors and 23 members of senior management.

    This reorganization entailed the realignment of homebuilding operations into business units which focus on specific customer segments; the creation of a mortgage applications center, which increased overhead leverage by moving PMC's loan officers from field branches to a central location in Denver, Colorado; and the evaluation and strategic deployment of inventory investment in the Company's homebuilding operations. As such, various homebuilding communities located primarily in Florida, North Carolina, South Carolina and Illinois with assets such as house and land inventory were affected by an exit plan to either sell such inventory or expedite the wind-down/withdrawal of homebuilding activities. The fair value of these assets was determined based on estimated selling price, less costs to complete, less direct selling and disposal costs.

    The following tables display the status of liabilities accrued for the company's restructuring from origination to December 31, 1999:

                                                       1997 Reserve Uses    Balance at
                                         Original      ------------------   December 31,
Type of Cost                             Reserve       Cash      Non-cash      1997
------------                             --------      ----      --------   -----------
Homebuilding operations:
   Employee separation and other         $  6,900    $   (843)   $   --      $  6,057
   Asset net realizability adjustments      7,000        --        (7,000)       --
   Other                                      900        --          --           900
                                         --------    --------    --------    --------
                                           14,800        (843)     (7,000)      6,957
                                         --------    --------    --------    --------
Mortgage Banking operations:
   Employee separation and other            1,787        (610)       --         1,177
   Other                                      313         (33)       --           280
                                         --------    --------    --------    --------
                                            2,100        (643)       --         1,457
                                         --------    --------    --------    --------
Corporate:
   Employee separation and other            3,100         (74)       (496)      2,530
                                         --------    --------    --------    --------
                                         $ 20,000    $ (1,560)   $ (7,496)   $ 10,944
                                         ========    ========    ========    ========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

10.  Restructuring (continued)

                                      Balance at      1998 Reserve Uses       Balance at
                                      December 31,   ----------------------   December 31,
Type of Cost                              1997         Cash       Non-cash        1998
------------                          ------------   --------     ---------   ------------
Homebuilding operations:
   Employee separation and other ...    $  6,057     $ (4,555)    $   --       $  1,502
   Other ...........................         900         (645)        --            255
                                        --------     --------     --------     --------
                                           6,957       (5,200)        --          1,757
                                        --------     --------     --------     --------
Mortgage Banking operations:
   Employee separation and other ...       1,177         (840)        --            337
   Other ...........................         280         (201)        --             79
                                        --------     --------     --------     --------
                                           1,457       (1,041)        --            416
                                        --------     --------     --------     --------
Corporate:
   Employee separation and other ...       2,530       (1,608)        --            922
                                        --------     --------     --------     --------
                                        $ 10,944     $ (7,849)    $   --       $  3,095
                                        ========     ========     ========     ========

                                       Balance at       1999 Reserve Uses     Balance at
                                      December 31,    ---------------------  December 31,
Type of Cost                             1998          Cash        Non-cash      1999
------------                          ------------    -------      --------  ------------
Homebuilding operations:
   Employee separation and other ...     $ 1,502      $  (576)     $  --       $   926
   Other ...........................         255         (255)        --          --
                                         -------      -------      -------     -------
                                           1,757         (831)        --           926
                                         -------      -------      -------     -------
Mortgage Banking operations:
   Employee separation and other ...         337         (248)        --            89
   Other ...........................          79          (79)        --          --
                                         -------      -------      -------     -------
                                             416         (327)        --            89
                                         -------      -------      -------     -------
Corporate:
   Employee separation and other ...         922         (314)        --           608
                                         -------      -------      -------     -------
                                         $ 3,095      $(1,472)     $  --       $ 1,623
                                         =======      =======      =======     =======


      The remaining accrual for restructuring costs at December 31, 1999 relates to severance agreement and deferred compensation liabilities which are expected to be fully paid by December 31, 2000.

11.   Commitments and contingencies

      In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 1999 and 1998 approximated $835,400 and $757,500 respectively.

      At December 31, 1999, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $165,300 and $374,600, respectively.

      The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or financial position of the Company.


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

11.   Commitments and contingencies (continued)

      First Heights-Related Litigation

      The Company is a party to three lawsuits relating to First Heights' 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC), and First Heights' ownership of five failed Texas thrifts. The first lawsuit (the "District Court Case") was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the "Pulte Parties"). The second lawsuit (the "Court of Federal Claims Case") was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the assistance agreement entered into between First Heights and the FSLIC. The FDIC is the successor to the FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the assistance agreement which provide for sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company's and First Heights' amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC's claims and believe that a proper interpretation of the assistance agreement limits the FDIC's participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the assistance agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

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

      On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed the decision to the Sixth Circuit Court of Appeals. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

11.   Commitments and contingencies (continued)

      First Heights-Related Litigation (continued)

      On January 10, 2000, First Heights filed a lawsuit in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest the FDIC is obligated to pay First Heights on two promissory notes which had been executed by FDIC's predecessor, the FSLIC.

      The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case.

12. Financial instruments, including those with off-balance sheet risk

      Market risks arise from movements in interest rates and canceled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes.

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


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

12.   Financial instruments, including those with off-balance sheet risk
      (continued)

      The following are PMC's loan commitments:

                                           Fair
                              Commitment  Market   Interest     Expiration
                                Amount     Value    Rates         Dates
                              ----------  ------   --------     ----------
At December 31, 1999:
Loan commitments to borrowers   $51,341   $51,189   5.50 to   January 2000-
                                                   10.50%     November 2000
At December 31, 1998:
Loan commitments to borrowers   $67,925   $68,091   5.50 to   January 1999-
                                                    9.75%     July 1999

      PMC has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, PMC would not receive the cash to which it would otherwise be entitled under the conditions of the agreement. PMC manages credit risk by entering into agreements with large national investment bankers or financial institutions, all of whom meet PMC's established credit underwriting standards. Options on futures are traded on organized exchanges with the exchange clearinghouse serving as the counterparty in the trade, reducing the risk of non-performance. Management does not anticipate any material losses as a result of its agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for PMC.

      The table below summarizes, by class, the contractual amounts of PMC's derivative financial instruments.

                                            Fair
                               Contract    Market   Interest     Expiration
                                Amount      Value    Rates         Dates
                              ----------   ------   --------     ----------
At December 31, 1999:
   Sell Securities             $242,854   $244,537   5.50 to   January 2000-
                                                     8.00%     February 2000
At December 31, 1998:
   Sell Securities             $268,773   $268,191   5.50 to   January 1999-
                                                     6.50%     February 1999

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


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1999

                                                                  Unconsolidated
                                                   ------------------------------------------
                                                      Pulte         Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                   Corporation    Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                   -----------    ------------  -------------  -----------  -----------------
ASSETS
Cash and equivalents ...........................   $        50    $    44,206   $     7,462    $      --       $    51,718
Unfunded settlements ...........................          --           60,143        (6,599)          --            53,544
House and land inventories .....................          --        1,760,581        32,152           --         1,792,733
Residential mortgage loans available-for-sale ..          --             --         218,062           --           218,062
Land held for sale and future development ......          --           52,453          --             --            52,453
Other assets ...................................        21,109        206,327        51,855           --           279,291
Deferred income taxes ..........................        57,224           --            --             --            57,224
Discontinued operations ........................          --             --          91,772           --            91,772
Investment in subsidiaries .....................     1,298,676         19,904     1,302,700     (2,621,280)           --
Advances receivable - subsidiaries .............       354,211          3,898        40,571       (398,680)           --
                                                   -----------    -----------   -----------    -----------     -----------
                                                   $ 1,731,270    $ 2,147,512   $ 1,737,975    $(3,019,960)    $ 2,596,797
                                                   ===========    ===========   ===========    ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities .................................   $    86,526    $   554,745   $    53,555    $      --       $   694,826
Unsecured short-term borrowings ................         7,000           --            --             --             7,000
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ......          --             --         206,959           --           206,959
Income taxes ...................................        11,769           --            --             --            11,769
Subordinated debentures and senior
   notes .......................................       487,690         17,275        21,000           --           525,965
Discontinued operations ........................          --             --          56,959           --            56,959
Advances payable - subsidiaries ................        44,966        274,390        79,324       (398,680)           --
                                                   -----------    -----------   -----------    -----------     -----------
       Total liabilities .......................       637,951        846,410       417,797       (398,680)      1,503,478
                                                   -----------    -----------   -----------    -----------     -----------
Shareholders' Equity:
Common stock ...................................           433           --          11,137        (11,137)            433
Additional paid-in capital .....................        77,070        546,754       650,816     (1,197,570)         77,070
Accumulated other comprehensive income .........          (259)          --            (259)           259            (259)
Retained earnings ..............................     1,016,075        754,348       658,484     (1,412,832)      1,016,075
                                                   -----------    -----------   -----------    -----------     -----------
       Total shareholders' equity ..............     1,093,319      1,301,102     1,320,178     (2,621,280)      1,093,319
                                                   -----------    -----------   -----------    -----------     -----------
                                                   $ 1,731,270    $ 2,147,512   $ 1,737,975    $(3,019,960)    $ 2,596,797
                                                   ===========    ===========   ===========    ===========     ===========



                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                         CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1998
                                                                 Unconsolidated
                                                   ------------------------------------------
                                                      Pulte         Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                   Corporation    Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                   -----------    ------------  -------------  -----------  -----------------
ASSETS
Cash and equivalents ...........................   $    76,555   $    46,109   $     2,534    $      --        $   125,198
Unfunded settlements ...........................          --          57,135        (7,995)          --             49,140
House and land inventories .....................          --       1,431,245        23,963           --          1,455,208
Mortgage-backed and related securities .........          --            --          29,290           --             29,290
Residential mortgage loans available-for-sale ..          --            --         234,974           --            234,974
Land held for sale and future development ......          --          35,977          --             --             35,977
Other assets ...................................        17,949       178,020        55,742           --            251,711
Deferred income taxes ..........................        80,385          --            (722)          --             79,663
Discontinued operations ........................          --            --          88,678           --             88,678
Investment in subsidiaries .....................     1,066,313        16,958     1,062,114     (2,145,385)            --
Advances receivable - subsidiaries .............       271,915           485        46,405       (318,805)            --
                                                   -----------   -----------   -----------    -----------      -----------
                                                   $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)     $ 2,349,839
                                                   ===========   ===========   ===========    ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable and accrued
   liabilities .................................   $    62,014   $   461,766   $    51,593    $      --        $   575,373
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets ......          --            --         217,060           --            217,060
Mortgage-backed bonds, recourse
   solely to applicable subsidiary assets ......          --            --          28,075           --             28,075
Income taxes ...................................         9,592          --            --             --              9,592
Subordinated debentures and senior
   notes .......................................       487,496        33,543        21,000           --            542,039
Discontinued operations ........................          --            --          56,258           --             56,258
Advances payable - subsidiaries ................        32,573       230,491        55,741       (318,805)            --
                                                   -----------   -----------   -----------    -----------      -----------
       Total liabilities .......................       591,675       725,800       429,727       (318,805)       1,428,397
                                                   -----------   -----------   -----------    -----------      -----------
Shareholders' Equity:
Common stock ...................................           432          --           7,806         (7,806)             432
Additional paid-in capital .....................        75,051       479,920       645,540     (1,125,460)          75,051
Unrealized gains on securities
   available-for-sale ..........................         1,130          --           1,130         (1,130)           1,130
Retained earnings ..............................       844,829       560,209       450,780     (1,010,989)         844,829
                                                   -----------   -----------   -----------    -----------      -----------
       Total shareholders' equity ..............       921,442     1,040,129     1,105,256     (2,145,385)         921,442
                                                   -----------   -----------   -----------    -----------      -----------
                                                   $ 1,513,117   $ 1,765,929   $ 1,534,983    $(2,464,190)     $ 2,349,839
                                                   ===========   ===========   ===========    ===========      ===========


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)


                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1999
                                                            Unconsolidated
                                              ------------------------------------------
                                                 Pulte         Guarantor   Non-Guarantor  Eliminating    Consolidated
                                              Corporation    Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                              -----------    ------------  -------------  -----------  -----------------
Revenues:
   Homebuilding ............................. $      --       $ 3,655,775    $  21,941     $    --        $ 3,677,716
   Mortgage banking and financing,
      interest and other ....................        --              --         49,873          --             49,873
   Corporate ................................         681             719        1,348          --              2,748
                                              -----------     -----------    ---------     ---------      -----------
        Total revenues ......................         681       3,656,494       73,162          --          3,730,337
                                              -----------     -----------    ---------     ---------      -----------
Expenses:
   Homebuilding:
      Cost of sales .........................        --         3,003,504       20,337          --          3,023,841
      Selling, general and administrative
      and other expense .....................       1,097         342,064          969          --            344,130
   Mortgage banking and financing,
      principally interest ..................        --              --         29,045          --             29,045
   Corporate, net ...........................      40,609          10,570        2,553          --             53,732
                                              -----------     -----------    ---------     ---------      -----------
        Total expenses ......................      41,706       3,356,138       52,904          --          3,450,748
                                              -----------     -----------    ---------     ---------      -----------
Other Income:
Equity in income of Pulte-affiliates ........        --               816        6,000          --              6,816
                                              -----------     -----------    ---------     ---------      -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries ...................     (41,025)        301,172       26,258          --            286,405
Income taxes (benefit) ......................     (22,704)        118,796       12,026          --            108,118
                                              -----------     -----------    ---------     ---------      -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries .............................     (18,321)        182,376       14,232          --            178,287
Income (loss) from discontinued operations ..      (2,037)           --          1,915          --               (122)
                                              -----------     -----------    ---------     ---------      -----------
Income (loss) before equity in net income
   of subsidiaries ..........................     (20,358)        182,376       16,147          --            178,165
                                              -----------     -----------    ---------     ---------      -----------
Equity in net income of subsidiaries:
   Continuing operations ....................     196,608          11,727      192,644      (400,979)            --
   Discontinued operations ..................       1,915            --           --          (1,915)            --
                                              -----------     -----------    ---------     ---------      -----------
                                                  198,523          11,727      192,644      (402,894)            --
                                              -----------     -----------    ---------     ---------      -----------
        Net income .......................... $   178,165     $   194,103    $ 208,791     $(402,894)     $   178,165
                                              ===========     ===========    =========     =========      ===========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1998
                                                                  Unconsolidated
                                                   --------------------------------------------
                                                      Pulte         Guarantor     Non-Guarantor  Eliminating     Consolidated
                                                   Corporation    Subsidiaries    Subsidiaries     Entries     Pulte Corporation
                                                   -----------    ------------    -------------  -----------   -----------------
Revenues:
   Homebuilding ...............................    $      --       $ 2,797,999     $    12,152     $      --       $ 2,810,151
   Mortgage banking and financing,
      interest and other ......................           --              --            43,678            --            43,678
   Corporate ..................................          7,641           1,031           4,020            --            12,692
                                                   -----------     -----------     -----------     -----------     -----------
        Total revenues ........................          7,641       2,799,030          59,850            --         2,866,521
                                                   -----------     -----------     -----------     -----------     -----------
Expenses:
   Homebuilding:
      Cost of sales ...........................           --         2,347,253          12,000            --         2,359,253
      Selling, general and administrative
      and other expense .......................            953         272,520           3,927            --           277,400
   Mortgage banking and financing,
      principally interest ....................           --              --            28,484            --            28,484
   Corporate, net .............................         32,107          (1,785)          5,096            --            35,418
                                                   -----------     -----------     -----------     -----------     -----------
        Total expenses ........................         33,060       2,617,988          49,507            --         2,700,555
                                                   -----------     -----------     -----------     -----------     -----------
Other Income:
Equity in income (loss) of Pulte-affiliates ...           --               310            (462)           --              (152)
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries .....................        (25,419)        181,352           9,881            --           165,814
Income taxes (benefit) ........................        (14,006)         72,663           6,009            --            64,666
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ...............................        (11,413)        108,689           3,872            --           101,148
Income (loss) from discontinued operations ....           (301)           --             1,336            --             1,035
                                                   -----------     -----------     -----------     -----------     -----------
Income (loss) before equity in net income
   of subsidiaries ............................        (11,714)        108,689           5,208            --           102,183
                                                   -----------     -----------     -----------     -----------     -----------
Equity in net income of subsidiaries:
   Continuing operations ......................        112,561           9,094         112,232        (233,887)           --
   Discontinued operations ....................          1,336            --              --            (1,336)           --
                                                   -----------     -----------     -----------     -----------     -----------
                                                       113,897           9,094         112,232        (235,223)           --
                                                   -----------     -----------     -----------     -----------     -----------
        Net income ............................    $   102,183     $   117,783     $   117,440     $  (235,223)    $   102,183
                                                   ===========     ===========     ===========     ===========     ===========


                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                     For the year ended December 31, 1997
                                                                Unconsolidated
                                                  ------------------------------------------
                                                     Pulte         Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                  Corporation    Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                  -----------    ------------  -------------  -----------  -----------------
Revenues:
   Homebuilding ..............................    $      --       $ 2,479,171   $      --     $      --       $ 2,479,171
   Mortgage banking and financing,
      interest and other .....................           --              --          34,038          --            34,038
   Corporate .................................          2,054           7,182         1,546          --            10,782
                                                  -----------     -----------   -----------   -----------     -----------
        Total revenues .......................          2,054       2,486,353        35,584          --         2,523,991
                                                  -----------     -----------   -----------   -----------     -----------
Expenses:
   Homebuilding:
      Cost of sales ..........................           --         2,110,532          --            --         2,110,532
      Selling, general and administrative
      and other expense ......................            803         244,818          --            --           245,621
   Mortgage banking and financing,
      principally interest ...................           --              --          26,924          --            26,924
   Corporate, net ............................         31,653           6,256           (10)         --            37,899
   Restructuring costs .......................          3,100          14,800         2,100          --            20,000
                                                  -----------     -----------   -----------   -----------     -----------
        Total expenses .......................         35,556       2,376,406        29,014          --         2,440,976
                                                  -----------     -----------   -----------   -----------     -----------
Other Income:
Equity in loss of Pulte-affiliates ...........           --              --          (2,040)         --            (2,040)
                                                  -----------     -----------   -----------   -----------     -----------
Income (loss) from continuing operations
   before income taxes and equity in net
   income of subsidiaries ....................        (33,502)        109,947         4,530          --            80,975
Income taxes (benefit) .......................        (15,255)         43,668         2,762          --            31,175
                                                  -----------     -----------   -----------   -----------     -----------
Income (loss) from continuing operations
   before equity in net income of
   subsidiaries ..............................        (18,247)         66,279         1,768          --            49,800
Income (loss) from discontinued operations ...          6,620            --          (3,659)         --             2,961
                                                  -----------     -----------   -----------   -----------     -----------
Income  (loss) before equity in net income
   of subsidiaries ...........................        (11,627)         66,279        (1,891)         --            52,761
                                                  -----------     -----------   -----------   -----------     -----------
Equity in net income (loss) of subsidiaries:
   Continuing operations .....................         68,047           2,943        66,279      (137,269)           --
   Discontinued operations ...................         (3,659)           --            --           3,659            --
                                                  -----------     -----------   -----------   -----------     -----------
                                                       64,388           2,943        66,279      (133,610)           --
                                                  -----------     -----------   -----------   -----------     -----------
        Net income ...........................    $    52,761     $    69,222   $    64,388   $  (133,610)    $    52,761
                                                  ===========     ===========   ===========   ===========     ===========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1999
                                                                  Unconsolidated
                                                    ----------------------------------------
                                                       Pulte       Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                    Corporation  Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                    -----------  ------------  -------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ...........    $ 178,287     $ 194,103      $ 206,876     $(400,979)      $ 178,287
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries ....     (196,608)      (11,727)      (192,644)      400,979            --
           Amortization, depreciation and
             other .............................          194        13,964           (661)         --            13,497
           Foreign currency transaction gain ...         --            --           (1,702)         --            (1,702)
           Deferred income taxes ...............        1,599          --             --            --             1,599
           Gain on sale of securities ..........         --            --           (1,664)         --            (1,664)
           Increase (decrease) in cash due to:
             Inventories .......................         --        (250,007)        (8,189)         --          (258,196)
             Residential mortgage loans
                available-for-sale .............         --            --           16,912          --            16,912
             Other assets ......................       (3,160)      (67,181)         8,966          --           (61,375)
             Accounts payable and accrued
                liabilities ....................       22,374        70,358          7,423          --           100,155
             Income taxes ......................     (103,308)      126,120          1,302          --            24,114
                                                    ---------     ---------      ---------     ---------       ---------
Net cash provided by (used in) operating
 activities ....................................     (100,622)       75,630         36,619          --            11,627
                                                    ---------     ---------      ---------     ---------       ---------

Cash flows from investing activities:
   Proceeds from sale of securities
      available-for-sale .......................         --            --           27,886          --            27,886
   Principal payments of mortgage-backed
      securities ...............................         --            --            1,490          --             1,490
   Cash paid for acquisitions, net of cash
      acquired .................................         --         (24,714)          --            --           (24,714)
   Dividends received from subsidiaries ........        3,550        15,294           --         (18,844)           --
   Investment in subsidiaries ..................      (38,678)       (7,752)          --          46,430            --
   Advances (to) from affiliates ...............       48,465        (3,413)       (15,634)      (29,418)           --
   Other, net ..................................         --            --           (2,127)         --            (2,127)
                                                    ---------     ---------      ---------     ---------       ---------
Net cash provided by (used in) investing
   activities ..................................    $  13,337     $ (20,585)     $  11,615     $  (1,832)      $   2,535
                                                    ---------     ---------      ---------     ---------       ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1999
                                                            Unconsolidated
                                              -----------------------------------------
                                                 Pulte        Guarantor   Non-Guarantor  Eliminating    Consolidated
                                              Corporation   Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                              -----------   ------------  -------------  -----------  -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds ...    $    --       $ (22,405)     $ (28,075)     $    --        $ (50,480)
   Proceeds from borrowings ..............        7,000        11,717           --             --           18,717
   Repayment of borrowings ...............         --         (31,281)       (18,708)          --          (49,989)
   Capital contributions from parent .....         --          36,779          9,651        (46,430)          --
   Advances (to) from affiliates .........        9,053       (51,758)        13,287         29,418           --
   Dividends paid ........................       (6,919)         --          (18,844)        18,844         (6,919)
   Other, net ............................        1,646          --             (617)          --            1,029
                                              ---------     ---------      ---------      ---------      ---------
Net cash provided by (used in) financing
   activities ............................       10,780       (56,948)       (43,306)         1,832        (87,642)
                                              ---------     ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents - continuing operations ...      (76,505)       (1,903)         4,928           --          (73,480)
                                              ---------     ---------      ---------      ---------      ---------
Discontinued operations:
Cash flows from operating activities:
   Income (loss) from discontinued
      operations .........................         (122)         --            1,915         (1,915)          (122)
   Change in deferred income taxes .......       21,562          --             --             --           21,562
   Equity in income of subsidiaries ......       (1,915)         --             --            1,915           --
   Change in income taxes ................      (21,562)         --             --             --          (21,562)
   Other changes, net ....................        2,037          --            1,571           --            3,608
Cash flows from investing activities:
   Increase in Covered Assets and FRF
      receivables ........................         --            --           (3,538)          --           (3,538)
                                              ---------     ---------      ---------      ---------      ---------
Net decrease in cash and equivalents-
   discontinued operations ...............         --            --              (52)          --              (52)
                                              ---------     ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
   equivalents ...........................      (76,505)       (1,903)         4,876           --          (73,532)
Cash and equivalents at beginning
   of year ...............................       76,555        46,109          2,665           --          125,329
                                              ---------     ---------      ---------      ---------      ---------
Cash and equivalents at end of year ......    $      50     $  44,206      $   7,541      $    --        $  51,797
                                              =========     =========      =========      =========      =========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1998
                                                                  Unconsolidated
                                                    ----------------------------------------
                                                       Pulte       Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                    Corporation  Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                    -----------  ------------  -------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ...........    $ 101,148     $ 117,783     $ 116,104      $(233,887)     $ 101,148
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries ....     (112,561)       (9,094)     (112,232)       233,887           --
           Amortization, depreciation and
             other .............................          193         5,096          (245)          --            5,044
           Foreign currency transaction loss ...         --            --           2,798           --            2,798
           Deferred income taxes ...............       (2,170)         --            --             --           (2,170)
           Increase (decrease) in cash due to:
             Inventories .......................         --        (213,562)      (11,250)          --         (224,812)
             Residential mortgage loans
                available-for-sale .............         --            --         (49,956)          --          (49,956)
             Other assets ......................          356       (17,076)      (14,194)          --          (30,914)
             Accounts payable and accrued
                liabilities ....................        1,138        32,666         3,343           --           37,147
             Income taxes ......................      (45,645)       72,663         5,353           --           32,371
                                                    ---------     ---------     ---------      ---------      ---------
Net cash used in operating activities ..........      (57,541)      (11,524)      (60,279)          --         (129,344)
                                                    ---------     ---------     ---------      ---------      ---------

Cash flows from investing activities:
   Principal payments of mortgage-backed
      securities ...............................         --            --           9,287           --            9,287
   Cash paid for acquisitions, net of cash
      acquired .................................         --        (158,832)         --             --         (158,832)
   Proceeds from sale of businesses
      operations ...............................         --          90,602          --             --           90,602
   Dividends received from subsidiaries ........      132,040        12,900       132,040       (276,980)          --
   Investment in subsidiaries ..................      (48,981)         --            --           48,981           --
   Advances to affiliates ......................     (172,652)         (485)      (26,518)       199,655           --
   Other, net ..................................       15,000          --            (731)          --           14,269
                                                    ---------     ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
   activities ..................................    $ (74,593)    $ (55,815)    $ 114,078      $ (28,344)     $ (44,674)
                                                    ---------     ---------     ---------      ---------      ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

[CAPTION]

             CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1998
                                                                  Unconsolidated
                                                    -----------------------------------------
                                                       Pulte        Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                    Corporation   Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                    -----------   ------------  -------------  -----------  -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds .........    $    --       $    --       $ (10,672)     $    --         $ (10,672)
   Proceeds from borrowings ....................         --          29,039        62,959           --            91,998
   Repayment of borrowings .....................         --         (26,054)         --             --           (26,054)
   Capital contributions from parent ...........         --          48,731           250        (48,981)           --
   Advances from affiliates ....................       12,247       147,306        40,102       (199,655)           --
   Dividends paid ..............................       (6,456)     (132,040)     (144,940)       276,980          (6,456)
   Other, net ..................................        6,952          --          (1,708)          --             5,244
                                                    ---------     ---------     ---------      ---------       ---------
Net cash provided by (used in) financing
   activities ..................................       12,743        66,982       (54,009)        28,344          54,060
                                                    ---------     ---------     ---------      ---------       ---------
Net decrease in cash and
   equivalents - continuing operations .........     (119,391)         (357)         (210)          --          (119,958)
                                                    ---------     ---------     ---------      ---------       ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations .........        1,035          --           1,336         (1,336)          1,035
   Change in deferred income taxes .............       26,444          --            --             --            26,444
   Equity in income of subsidiaries ............       (1,336)         --            --            1,336
   Change in income taxes ......................      (27,830)         --            --             --           (27,830)
   Other changes, net ..........................        1,687          --           5,341           --             7,028
Cash flows from investing activities:
   Purchase of securities available-for-sale ...         --            --         (21,809)          --           (21,809)
   Principal payments of mortgage-backed
      securities ...............................         --            --          23,180           --            23,180
   Net proceeds from sale of investments .......         --            --          11,276           --            11,276
   Decrease in Covered Assets and FRF
      receivables ..............................         --            --          33,603           --            33,603
Cash flows from financing activities:
   Decrease in deposit liabilities .............         --            --         (37,462)          --           (37,462)
   Proceeds from borrowings ....................         --            --          17,174           --            17,174
   Repayment of borrowings .....................         --            --         (31,560)          --           (31,560)
   Decrease in FHLB advances ...................         --            --          (3,100)          --            (3,100)
                                                    ---------     ---------     ---------      ---------       ---------
Net decrease in cash and equivalents-
   discontinued operations .....................         --            --          (2,021)          --            (2,021)
                                                    ---------     ---------     ---------      ---------       ---------
Net decrease in cash and equivalents ...........     (119,391)         (357)       (2,231)          --          (121,979)
Cash and equivalents at beginning of year ......      195,946        46,466         4,896           --           247,308
                                                    ---------     ---------     ---------      ---------       ---------
Cash and equivalents at end of year ............    $  76,555     $  46,109     $   2,665      $    --         $ 125,329
                                                    =========     =========     =========      =========       =========

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13.  Supplemental Guarantor Information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the year ended December 31, 1997
                                                                 Unconsolidated
                                                   -----------------------------------------
                                                      Pulte        Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                   Corporation   Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                   -----------   ------------  -------------  -----------  -----------------
Continuing operations:
Cash flows from operating activities:
   Income from continuing operations ...........    $  49,800     $  69,222     $  68,047      $(137,269)      $  49,800
      Adjustments to reconcile income from
        continuing operations to net cash
        flows provided by (used in)
        operating activities:
           Equity in income of subsidiaries ....      (68,047)       (2,943)      (66,279)       137,269            --
           Amortization, depreciation and
             other .............................          113         7,247           453           --             7,813
           Foreign currency transaction loss ...         --            --             570           --               570
           Deferred income taxes ...............      (14,222)         --            --             --           (14,222)
           Increase (decrease) in cash due to:
             Inventories .......................         --        (124,690)         --             --          (124,690)
             Residential mortgage loans
                available-for-sale .............         --            --         (14,576)          --           (14,576)
             Other assets ......................       (5,445)      (13,992)      (19,064)          --           (38,501)
             Accounts payable and accrued
                liabilities ....................        7,001        32,198        21,381           --            60,580
             Income taxes ......................       (8,453)       43,668         2,837           --            38,052
                                                    ---------     ---------     ---------      ---------       ---------
Net cash provided by (used in)
   operating activities ........................      (39,253)       10,710        (6,631)          --           (35,174)
                                                    ---------     ---------     ---------      ---------       ---------
Cash flows from investing activities:
   Principal payments of mortgage-backed
      securities ...............................         --            --           7,933           --             7,933
   Dividends received from subsidiaries ........         --          17,000          --          (17,000)           --
   Advances (to) from affiliates ...............       38,688           827        (3,020)       (36,495)           --
   Other, net ..................................         --            --              36           --                36
                                                    ---------     ---------     ---------      ---------       ---------
Net cash provided by investing activities ......    $  38,688     $  17,827     $   4,949      $ (53,495)      $   7,969
                                                    ---------     ---------     ---------      ---------       ---------

                              PULTE CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)

13. Supplemental Guarantor Information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                     For the year ended December 31, 1997
                                                                Unconsolidated
                                                  ------------------------------------------
                                                     Pulte         Guarantor   Non-Guarantor  Eliminating    Consolidated
                                                  Corporation    Subsidiaries  Subsidiaries     Entries    Pulte Corporation
                                                  -----------    ------------  -------------  -----------  -----------------
Cash flows from financing activities:
   Payment of long-term debt and bonds ........   $    --         $    --        $  (9,106)     $    --       $  (9,106)
   Proceeds from borrowings ...................     147,825           7,787          8,571           --         164,183
   Advances (to) from affiliates ..............       6,566         (61,457)        18,396         36,495          --
   Stock repurchases ..........................     (74,673)           --             --             --         (74,673)
   Dividends paid .............................      (5,153)           --          (17,000)        17,000        (5,153)
   Other, net .................................       7,361            --              124           --           7,485
                                                  ---------       ---------      ---------      ---------     ---------
Net cash provided by (used in)
   financing activities .......................      81,926         (53,670)           985         53,495        82,736
                                                  ---------       ---------      ---------      ---------     ---------
Net increase (decrease) in cash and
   equivalents - continuing operations ........      81,361         (25,133)          (697)          --          55,531
                                                  ---------       ---------      ---------      ---------     ---------
Discontinued operations:
Cash flows from operating activities:
   Income from discontinued operations ........       2,961            --           (3,659)         3,659         2,961
   Change in deferred income taxes ............      32,495            --             --             --          32,495
   Equity in income of subsidiaries ...........       3,659            --             --           (3,659)         --
   Change in income taxes .....................     (34,851)           --             --             --         (34,851)
   Other changes, net .........................      (4,264)           --           (5,993)          --         (10,257)
Cash flows from investing activities:
   Purchase of securities available-for-sale ..        --              --          (14,537)          --         (14,537)
   Principal payments of mortgage-backed
      securities ..............................        --              --           34,257           --          34,257
   Net proceeds from sale of investments ......        --              --            3,211           --           3,211
   Decrease in Covered Assets and FRF
      receivables .............................        --              --           37,019           --          37,019
Cash flows from financing activities:
   Decrease in deposit liabilities ............        --              --           (2,663)          --          (2,663)
   Repayment of borrowings ....................        --              --          (31,560)          --         (31,560)
   Decrease in FHLB advances ..................        --              --          (16,500)          --         (16,500)
                                                  ---------       ---------      ---------      ---------     ---------
Net decrease in cash and equivalents-
   discontinued operations ....................        --              --             (425)          --            (425)
                                                  ---------       ---------      ---------      ---------     ---------
Net increase (decrease) in cash and
   equivalents ................................      81,361         (25,133)        (1,122)          --          55,106
Cash and equivalents at beginning of year .....     114,585          71,599          6,018           --         192,202
                                                  ---------       ---------      ---------      ---------     ---------
Cash and equivalents at end of year ...........   $ 195,946       $  46,466      $   4,896      $    --       $ 247,308
                                                  =========       =========      =========      =========     =========

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Pulte Corporation


We have audited the accompanying consolidated balance sheets of Pulte Corporation as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Corporation at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                             ERNST & YOUNG LLP


Detroit, Michigan
January 20, 2000

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                    (000's omitted, except per share data)

                                                         1st         2nd         3rd         4th
                                                       Quarter     Quarter     Quarter      Quarter          Total
                                                       -------     -------     -------      -------          -----
1999
Homebuilding operations:
Sales (settlements) ...............................   $666,823    $821,317    $961,740    $1,227,836       $3,677,716
Cost of sales .....................................    555,688     680,220     791,862       996,071(b)     3,023,841
Income before income taxes ........................     40,127      61,868      82,114       132,452          316,561

Financial services operations:
Revenues ..........................................   $ 14,746    $ 12,423    $ 10,703    $   12,001       $   49,873
Income before income taxes ........................      7,201       5,077       3,539         5,011           20,828

Corporate:
Revenues ..........................................   $    898    $    412    $    674    $      764       $    2,748
Loss before income taxes ..........................     (7,736)     (8,911)     (9,691)      (24,646)         (50,984)

Consolidated results:
Revenues ..........................................   $682,467    $834,152    $973,117    $1,240,601       $3,730,337
Income from continuing operations
 before income taxes ..............................     39,592      58,034      75,962       112,817          286,405
Income taxes (a) ..................................     15,638      20,971      28,485        43,024          108,118
Income from continuing operations .................     23,954      37,063      47,477        69,793          178,287
Income (loss) from discontinued operations ........        376          53        (383)         (168)            (122)
Net income ........................................     24,330      37,116      47,094        69,625          178,165
Per share data:
   Basic:
      Income from continuing operations ...........   $    .55    $    .86    $   1.10    $     1.60       $     4.12
      Income (loss) from discontinued operations ..   $    .01    $   --      $   (.01)          $--       $     --
      Net income ..................................   $    .56    $    .86    $   1.09    $     1.60       $     4.12
      Weighted average common
        shares outstanding ........................     43,233      43,245      43,248        43,257           43,246
   Assuming dilution:
      Income from continuing operations ...........   $    .54    $    .85    $   1.08    $     1.60       $     4.07
      Income (loss) from discontinued operations ..   $    .01    $   --      $   (.01)   $     --         $     --
      Net income ..................................   $    .55    $    .85    $   1.07    $     1.60       $     4.07
      Adjusted weighted average common
        shares and effect of dilutive securities ..     44,047      43,838      43,833        43,630           43,823

(a) During the second quarter, the Company revised its estimate of the effective tax rate for 1999 to 37.5% from a previously reported estimate of between 39% and 40%. The reduced income tax rate primarily relates to a lower effective state tax rate and the favorable resolution of various state income tax matters.

(b) The 1999 fourth quarter includes approximately $5,000 related to the favorable revaluation of certain land development and house cost estimates used throughout the year.

                              PULTE CORPORATION
                       UNAUDITED QUARTERLY INFORMATION
                    (000's omitted, except per share data)

                                                          1st          2nd          3rd         4th
                                                        Quarter      Quarter      Quarter      Quarter         Total
                                                        -------      -------      -------      -------         -----
1998
Homebuilding operations:
Sales (settlements) ................................   $ 508,635    $ 663,554    $ 746,680    $ 891,282    $ 2,810,151
Cost of sales ......................................     430,000      560,056      627,449      741,748      2,359,253
Income before income taxes .........................      19,759       42,540       47,072       63,975        173,346

Financial services operations:
Revenues ...........................................   $   8,359    $  11,377    $  11,286    $  12,656    $    43,678
Income before income taxes .........................       2,388        3,560        4,900        4,346         15,194

Corporate:
Revenues ...........................................   $   3,577    $   4,766    $   1,368    $   2,981    $    12,692
Loss before income taxes ...........................      (4,295)      (7,404)      (5,308)      (5,719)       (22,726)

Consolidated results:
Revenues ...........................................   $ 520,571    $ 679,697    $ 759,334    $ 906,919    $ 2,866,521
Income from continuing operations
 before income taxes ...............................      17,852       38,696       46,664       62,602        165,814
Income taxes .......................................       6,962       15,090       18,199       24,415         64,666
Income from continuing operations ..................      10,890       23,606       28,465       38,187        101,148
Income from discontinued operations ................         371          238           91          335          1,035
Net income .........................................      11,261       23,844       28,556       38,522        102,183
Per share data (a):
   Basic:
      Income from continuing operations ............   $     .25    $     .55    $     .66    $     .88    $      2.35
      Income from discontinued operations ..........   $      01    $    --      $    --      $     .01    $       .03
      Net income ...................................   $     .26    $     .55    $     .66    $     .89    $      2.38
      Weighted average common
        shares outstanding .........................      42,588       43,039       43,136       43,166         42,984
   Assuming dilution:
      Income from continuing operations ............   $     .25    $     .54    $     .64    $     .87    $      2.30
      Income from discontinued operations ..........   $     .01    $    --      $    --      $     .01    $       .03
      Net income ...................................   $     .26    $     .54    $     .64    $     .88    $      2.33
      Adjusted weighted average common shares
        and effect of dilutive securities ..........      43,248       43,952       44,280       44,002         43,884

(a)   Per share data has been adjusted for a 2 for 1 stock split which was effective June 1, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to executive officers of the Company is set forth in Item 4A. Information required by this Item with respect to members of the Board of Directors of the Company is contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders (2000 Proxy Statement) under the caption "Election of Directors," incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2000 Proxy Statement under the caption "Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is contained in the 2000 Proxy Statement under the caption "Remuneration of Directors and Executive Officers" and under the caption "Stock Options Granted to Officers by the Company," incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMEN

Information required by this Item is contained in the 2000 Proxy Statement under the caption "Election of Directors," incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the 2000 Proxy Statement under the caption "Remuneration of Directors and Executive Officers," incorporated herein by this reference.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form
10-K.

(a)  Financial Statements and Schedules
     (1) Financial Statements                                                         Page Herein
                                                                                      -----------
         Consolidated Balance Sheets at December 31, 1999 and 1998...................     33
         Consolidated Statements of Operations and Other Comprehensive
              Income for the years ended December 31, 1999, 1998 and 1997............     34
         Consolidated Statements of Shareholders' Equity for the
              years ended December 31, 1999, 1998 and 1997...........................     35
         Consolidated Statements of Cash Flows for the
              years ended December 31, 1999, 1998 and 1997...........................     36
         Notes to Consolidated Financial Statements..................................     38

     (2) Financial Statement Schedules
              I - Condensed Financial Information of Registrant......................     78

All other schedules have been omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.


(3)   EXHIBITS
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

            (b) Amendment to Assistance                           Filed as Exhibit 2 and 10(b) to
                Agreement, dated September 23,                    Pulte Corporation's Annual Report
                1988, among the FSLIC, First                      on Form 10-K for the year ended
                Heights, FSA, Heights of Texas                    December 31, 1988.
                and PDCI.

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

            (d) Regulatory Capital Maintenance                   Filed as Exhibit 2 and 10(d) to
                Agreement, dated September 9,                    Pulte Corporation's Annual Report
                1988, by and among, Pulte                        on Form 10-K for the year ended
                Corporation, PDCI, First Heights,                December 31, 1988.
                Heights of Texas and the FSLIC.


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

(3)         (a) Articles of Incorporation, as amended.           Filed as Exhibit 19(a) to Pulte
                                                                 Corporation's Form 10-Q for the
                                                                 quarter ended June 30, 1988.

            (b) By-laws                                          Filed as Exhibit 3(b) to the
                                                                 Registrant's Registration Statement
                                                                 on Form S-4 (Registration Statement
                                                                 No. 33-17223).

(4)         (a) Senior Note Indenture among Pulte                Filed as Exhibit 4.1 to the
                Corporation, certain of its                      Registrant's Registration Statement
                subsidiaries, as Guarantors, and                 on Form S-3 (Registration Statement
                NationsBank of Georgia, National                 No. 33-71742).
                Association, as Trustee,
                including Form of Senior
                Guarantee, covering Pulte
                Corporation's 8.375% unsecured
                Senior Notes due 2004
                ($115,000,000 aggregate principal
                amount outstanding) and 7%
                unsecured Senior Notes due 2003
                ($100,000,000 aggregate principal
                amount outstanding)


            (b) Senior Note Indenture among Pulte                Filed as Exhibit (c) 1 to the Registrant's
                Corporation, certain of its                      Current Report on Form 8-K dated October 20,
                subsidiaries, as Guarantors, and                 1995.
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

            (f) James Grosfeld Consulting                        Filed as Exhibit 10(g) to Pulte
                Agreement April 30, 1990                         Corporation's Annual Report on Form 10-K
                                                                 or the year ended December 31, 1990.


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

EXHIBITS
                                                                 Page Herein or Incorporated
Exhibit Number and Description                                   by Reference From
------------------------------                                   ---------------------------

            (i) James Grosfeld Agreement                         Filed as Exhibit 10(a) to the Pulte
                April 16, 1997                                   Corporation Report on Form 10-Q for
                                                                 the quarter ended March 31, 1997.

            (j) James Grosfeld Stock Sale Agreement              Filed as Exhibit 10(b) to the Pulte
                April 16, 1997                                   Corporation Report on Form 10-Q for
                                                                 the quarter ended March 31, 1997.

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

            (l) Credit Agreement, dated January 5,               Filed as Exhibit 10(l) to Pulte
                1995, among Pulte Corporation,                   Corporation's Annual Report on Form
                NationsBank, N.A. (Carolinas) as                 10-K for the year ended December 31,
                Agent for certain lenders                        1994.

            (m) Fourth Amendment to Credit Agreement,            Filed as Exhibit 10(n) to Pulte
                dated December 30, 1997, among Pulte             Corporation's Annual Report on Form
                Corporation and NationsBank, N.A.,               10-K for the year ended December 31,
                as Agent for certain lenders.                    1997.

            (n) 1995 Stock Incentive Plan for                    Filed with the Proxy Statement
                Key Employees                                    dated March 31, 1995 and as an exhibit
                                                                 to the Registrant's Registration
                                                                 Statement on Form S-8 (Registration
                                                                 Statement No 33-99218).

            (o) 1997 Stock Plan for Nonemployee                  Filed with Proxy Statement on March 27,
                Directors                                        1998 and as Exhibit 4.3 to the
                                                                 Registrant's Registration Statement
                                                                 on Form S-8 (Registration Statement
                                                                 No. 33-51019 filed on May 7, 1998).

            (p) 364-Day Credit Agreement among                   Filed as Exhibit 10 to the Pulte
                Pulte Corporation as Borrower,                   Corporation Report on Form 10-Q
                the Material Subsidiaries of                     for the Quarter ended September 30,
                Pulte Corporation as Guarantors,                 1999.
                the Lenders Identified Herein, and Bank
                of America, N.A., as Administrative
                Agent, dated as of September 15, 1999.


(21)            Subsidiaries of the Registrant                   82

(23)            Consent of Independent Auditors                  86

(27)            Financial Data Schedule                          87


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



                              Pulte Corporation
                                Balance Sheets
                          December 31, 1999 and 1998
                               ($000's omitted)

                                           1999         1998
                                           ----         ----
Assets:

Cash and equivalents ................   $       50   $   76,555
Investment in subsidiaries, on the
  equity method .....................    1,298,676    1,066,313
Advances receivable - subsidiaries ..      354,211      271,915
Deferred income taxes ...............       57,224       80,385
Other accounts receivable ...........       21,109       17,949
                                        ----------   ----------
                                        $1,731,270   $1,513,117
                                        ==========   ==========

Liabilities and shareholders' equity:

Advances payable - subsidiaries .....   $   44,966   $   32,573
Income taxes ........................       11,769        9,592
Accrued liabilities .................       86,526       62,014
Unsecured short-term borrowings .....        7,000         --
Senior notes ........................      487,690      487,496
                                        ----------   ----------
            Total liabilities .......      637,951      591,675
Shareholders' equity ................    1,093,319      921,442
                                        ----------   ----------
                                        $1,731,270   $1,513,117
                                        ==========   ==========


                              PULTE CORPORATION
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                              Pulte Corporation
                             Statements of Income
             For the years ended December 31, 1999, 1998 and 1997
                               ($000's omitted)

                                                    1999         1998         1997
                                                 ---------    ---------    ---------
Revenues - Interest income ...................   $     681    $   7,641    $   2,054
                                                 ---------    ---------    ---------
Expenses - General and administrative ........      12,416        9,095       15,125
           Interest ..........................      26,047       22,750       17,501
           Restructuring costs ...............        --           --          3,100
                                                 ---------    ---------    ---------
                                                    38,463       31,845       35,726
                                                 ---------    ---------    ---------
Expenses in excess of revenues ...............     (37,782)     (24,204)     (33,672)
Other income (expense) .......................      (3,243)      (1,215)         170
                                                 ---------    ---------    ---------
Loss from continuing operations
    before income taxes and equity
     in net income of subsidiaries ...........     (41,025)     (25,419)     (33,502)
Income tax (benefit) .........................     (22,704)     (14,006)     (15,255)
                                                 ---------    ---------    ---------
Loss from continuing operations before
   equity in net income of subsidiaries ......     (18,321)     (11,413)     (18,247)
Income (loss) from discontinued operations ...      (2,037)        (301)       6,620
                                                 ---------    ---------    ---------
Equity in net income (loss) of subsidiaries
   Continuing operations .....................     196,608      112,561       68,047
   Discontinued operations ...................       1,915        1,336       (3,659)
                                                 ---------    ---------    ---------
                                                   198,523      113,897       64,388
                                                 ---------    ---------    ---------
Net income ...................................   $ 178,165    $ 102,183    $  52,761
                                                 =========    =========    =========


                              PULTE CORPORATION
    SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

                              Pulte Corporation
                           Statements of Cash Flows
             For the years ended December 31, 1999, 1998 and 1997
                               ($000's omitted)

                                                                   1999        1998          1997
                                                                ---------    ---------    ----------
Continuing operations Cash flows from operating activities:
   Income from continuing operations ........................   $ 178,287    $ 101,148    $  49,800
   Adjustments to reconcile income from continuing operations to net cash used in operating activities:
        Equity in income of subsidiaries ....................    (196,608)    (112,561)     (68,047)
        Amortization ........................................         194          193          113
        Deferred income taxes ...............................       1,599       (2,170)     (14,222)
        Changes in cash due to:
           Accounts receivable and other assets .............      (3,160)         356       (5,445)
           Income taxes .....................................    (103,308)     (45,645)      (8,453)
           Accrued liabilities ..............................      22,374        1,138        7,001
                                                                ---------    ---------    ---------
Net cash used in operating activities .......................    (100,622)     (57,541)     (39,253)
                                                                ---------    ---------    ---------
Cash flows provided by investing activities:
   Investment in subsidiaries ...............................     (38,678)     (48,981)        --
   Dividends received from subsidiaries .....................       3,550      132,040         --
   Advances (to) from affiliates ............................      48,465     (172,652)      38,688
   Other, net ...............................................        --         15,000         --
                                                                ---------    ---------    ---------
Net cash provided by (used in) investing activities .........      13,337      (74,593)      38,688
                                                                ---------    ---------    ---------
Cash flows from financing activities:
   Dividends paid ...........................................      (6,919)      (6,456)      (5,153)
   Advances from affiliates .................................       9,053       12,247        6,566
   Stock repurchases ........................................        --           --        (74,673)
   Proceeds from borrowings .................................       7,000         --        147,825
   Other ....................................................       1,646        6,952        7,361
                                                                ---------    ---------    ---------
Net cash provided by financing activities ...................      10,780       12,743       81,926
                                                                ---------    ---------    ---------
Net increase (decrease) in cash and equivalents-
   continuing operations ....................................     (76,505)    (119,391)      81,361
                                                                ---------    ---------    ---------
Discontinued operations:
Cash flows from operating activities:
   Income (loss) from discontinued operations ...............        (122)       1,035        2,961
   Change in deferred income taxes ..........................      21,562       26,444       32,495
   Equity in (income) loss of subsidiaries ..................      (1,915)      (1,336)       3,659
   Amortization and other ...................................       2,037        1,687       (4,264)
   Change in income taxes ...................................     (21,562)     (27,830)     (34,851)
                                                                ---------    ---------    ---------
   Net cash provided by operating activities ................        --           --           --
                                                                ---------    ---------    ---------
Net increase (decrease) in cash equivalents .................     (76,505)    (119,391)      81,361
Cash and equivalents at beginning of year ...................      76,555      195,946      114,585
                                                                ---------    ---------    ---------
Cash and equivalents at end of year .........................   $      50    $  76,555    $ 195,946
                                                                =========    =========    =========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PULTE CORPORATION
                                 (Registrant)


March 1, 2000        /s/ Roger A. Cregg              /s/ Vincent J. Frees
                 ----------------------------   ------------------------------
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

          Signature                       Title                     Date
          ---------                       -----                     ----

   /s/ William J. Pulte         Member of Board of Directors    March 1, 2000
----------------------------
     William J. Pulte


   /s/ Robert K. Burgess        Chairman of the Board,          March 1, 2000
----------------------------    Chief Executive Officer and
     Robert K. Burgess          Member of Board of Directors


   /s/ Debra Kelly-Ennis        Member of Board of Directors    March 1, 2000
----------------------------
     Debra Kelly-Ennis


   /s/ David N. McCammon        Member of Board of Directors    March 1, 2000
----------------------------
     David N. McCammon


                                Member of Board of Directors    March 1, 2000
----------------------------
    Patrick J. O'Meara


 /s/ Ralph L. Schlosstein       Member of Board of Directors    March 1, 2000
----------------------------
   Ralph L. Schlosstein


   /s/ Alan E. Schwartz         Member of Board of Directors    March 1, 2000
----------------------------
     Alan E. Schwartz


    /s/ Francis J. Sehn         Member of Board of Directors    March 1, 2000
----------------------------
      Francis J. Sehn


     /s/ John J. Shea           Member of Board of Directors    March 1, 2000
----------------------------
       John J. Shea


