Form 10-Q
period 2000-03-31
PULTE CORP
filed 2000-05-15
CIK 822416

=============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 2000
                                      OR
            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               YES X       NO__

Number of shares of common stock outstanding as of April 30, 2000: 41,172,973

                               Total pages: 35

                           Listing of exhibits: 33


=============================================================================

                              PULTE CORPORATION

                                    INDEX

                                                                                           Page No.
                                                                                           --------
PART I   FINANCIAL INFORMATION

  Item 1   Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets, March 31, 2000 and December 31, 1999.........          3

  Consolidated Statements of Income, for the Three Months Ended March 31, 2000
  and 1999............................................................................          4

  Consolidated Statements of Shareholders' Equity, for the Three Months Ended
  March 31, 2000 and 1999.............................................................          5

  Consolidated Statements of Cash Flows, for the Three Months Ended March 31, 2000
  and 1999............................................................................          6

  Notes to Condensed Consolidated Financial Statements................................          8

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................................          21

  Item 3   Quantitative and Qualitative Disclosures About Market Risk.................          32

PART II  OTHER INFORMATION

  Item 1   Legal Proceedings..........................................................          33

  Item 6(a)Exhibits...................................................................          33

SIGNATURES............................................................................          34

                        PART 1. FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                              PULTE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ($000's omitted)


                                                                                March 31,         December 31,
                                                                                 2000                1999
                                                                             -----------          -----------
                                                                              (Unaudited)            (Note)
ASSETS

Cash and equivalents.................................................        $    38,864          $    51,718
Unfunded settlements.................................................             44,627               53,544
House and land inventories...........................................          1,992,601            1,792,733
Residential mortgage loans available-for-sale........................            123,994              218,062
Other assets.........................................................            351,109              331,744
Deferred income taxes................................................             50,208               57,224
Discontinued operations..............................................             92,675               91,772
                                                                             -----------          -----------
   Total assets......................................................        $ 2,694,078          $ 2,596,797
                                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities, including book overdrafts
      of $109,810 and $113,335 in 2000 and 1999, respectively........        $   658,820          $   694,826
   Unsecured short-term borrowings...................................            232,700                7,000
   Collateralized short-term debt, recourse solely to applicable
      subsidiary assets..............................................            124,394              206,959
   Income taxes......................................................                  -               11,769
   Subordinated debentures and senior notes..........................            524,641              525,965
   Discontinued operations...........................................             57,269               56,959
                                                                             -----------          -----------
      Total liabilities..............................................          1,597,824            1,503,478
   Shareholders' equity..............................................          1,096,254            1,093,319
                                                                            ------------         ------------
                                                                            $  2,694,078         $  2,596,797
                                                                            ============         ============

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying Notes to Condensed Consolidated Financial Statements.

                              PULTE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    (000's omitted, except per share data)
                                 (Unaudited)
                                                               For The Three Months Ended
                                                                        March 31,
                                                               --------------------------
                                                                 2000               1999
                                                               --------          --------
Revenues:
   Homebuilding............................................    $765,588          $666,823
   Financial services, interest and other..................      10,165            14,746
   Corporate ..............................................          66               898
                                                               --------          --------
             Total revenues................................     775,819           682,467
                                                               --------          --------
Expenses:
   Homebuilding, principally cost of sales.................     720,209           628,559
   Financial services, interest and other..................       6,698             7,545
   Corporate, net..........................................       9,981             8,634
                                                               --------          --------
             Total expenses................................     736,888           644,738
                                                               --------          --------
Other income:
   Equity in income of Pulte-affiliates....................         531             1,863
                                                               --------          --------
Income from continuing operations before income taxes......      39,462            39,592
Income taxes ..............................................      15,193            15,638
                                                               --------          --------
Income from continuing operations..........................      24,269            23,954
Income from discontinued operations........................          67               376
                                                               --------          --------
Net income.................................................    $ 24,336          $ 24,330
                                                               ========          ========

Per share data:
   Basic:
     Income from continuing operations  ...................    $    .57          $    .55
     Income from discontinued operations...................         --                .01
                                                               --------          --------
     Net income............................................    $    .57          $    .56
                                                               ========          ========
   Assuming dilution:
     Income from continuing operations  ...................    $    .57          $    .54
     Income from discontinued operations...................         --                .01
                                                               --------          --------
     Net income............................................    $    .57          $    .55
                                                               ========          ========
   Cash dividends declared.................................    $    .04          $    .04
                                                               ========          ========
   Number of shares used in calculation:
     Basic:
        Weighted-average common shares outstanding.........      42,696            43,233
     Assuming dilution:
        Effect of dilutive securities - stock options......         175               814
                                                               --------          --------
        Adjusted weighted-average common shares
           and effect of dilutive securities...............      42,871            44,047
                                                               ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                              PULTE CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               ($000's omitted)
                                 (Unaudited)
                                                                         Accumulated
                                                                            Other
                                                           Additional   Comprehensive
                                                   Common   Paid-in         Income         Retained
                                                   Stock    Capital         (Loss)         Earnings       Total
                                                   ------  ----------   -------------      --------       -----
Shareholders' Equity, December 31, 1999 ........   $ 433    $77,070       $   (259)      $1,016,075    $1,093,319
Exercise of stock options ......................       1      2,984           --               --           2,985
Cash dividends declared ........................    --         --             --             (1,689)       (1,689)
Stock repurchases ..............................     (13)    (2,341)          --            (20,316)      (22,670)
Comprehensive income (loss):
    Net income .................................    --         --             --             24,336        24,336
    Foreign currency translation adjustments,
       net of income taxes of ($12) ............    --         --              (27)            --             (27)
                                                                                                       ----------
    Total comprehensive income                                                                             24,309
                                                   -----    -------       --------       ----------    ----------

Shareholders' Equity, March 31, 2000 ...........   $ 421    $77,713       $   (286)      $1,018,406    $1,096,254
                                                   =====    =======       ========       ==========    ==========

Shareholders' Equity, December 31, 1998 ........   $ 432    $75,051       $  1,130       $  844,829    $  921,442
Exercise of stock options ......................    --        1,673           --               --           1,673
Cash dividends declared ........................    --         --             --             (1,733)       (1,733)
Comprehensive income:
    Net income .................................    --         --             --             24,330        24,330
    Change in unrealized gains on securities
      available-for-sale, net of income taxes
      of ($722) ................................    --         --           (1,130)            --          (1,130)
    Foreign currency translation adjustments ...    --         --                7             --               7
                                                                                                       ----------
    Total comprehensive income                                                                             23,207
                                                   -----    -------       --------       ----------    ----------

Shareholders' Equity, March 31, 1999 ...........   $ 432    $76,724       $      7       $  867,426    $  944,589
                                                   =====    =======       ========       ==========    ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                              PULTE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($000's omitted)
                                 (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------      -------
Continuing operations:

Cash flows from operating activities:
    Income from continuing operations ......................   $  24,269    $  23,954
    Adjustments to reconcile income from
      continuing operations to net cash flows
      provided by (used in) operating activities:
          Amortization, depreciation and other .............       3,626        3,142
          Deferred income taxes ............................      (1,310)        (746)
          Gain on sale of securities .......................        --         (1,664)
          Increase (decrease) in cash due to:
             Inventories ...................................    (199,868)    (127,678)
             Residential mortgage loans available-for-sale .      94,068       78,285
             Other assets ..................................     (10,921)      (9,927)
             Accounts payable and accrued liabilities ......     (33,409)       2,881
             Income taxes ..................................      (5,878)       2,979
                                                               ---------    ---------
Net cash used in operating activities ......................    (129,423)     (28,774)
                                                               ---------    ---------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale ....        --         27,886
    Principal payments of mortgage-backed securities .......        --          1,490
    Other, net .............................................        (674)         567
                                                               ---------    ---------
Net cash provided by (used in) investing activities ........        (674)      29,943
                                                               ---------    ---------

Cash flows from financing activities:
    Payment of long-term debt and bonds ....................      (1,373)     (28,076)
    Proceeds from borrowings ...............................     225,700       30,000
    Repayment of borrowings ................................     (85,261)     (83,932)
    Stock repurchases ......................................     (22,670)        --
    Dividends paid .........................................      (1,689)      (1,733)
    Other, net .............................................       2,536        1,404
                                                               ---------    ---------
Net cash provided by (used in) financing activities ........     117,243      (82,337)
                                                               ---------    ---------
Net decrease in cash and equivalents -
  continuing operations ....................................     (12,854)     (81,168)
                                                               ---------    ---------

                              PULTE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                               ($000's omitted)
                                 (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                         2000         1999
                                                      ---------    ---------
Discontinued operations:

Cash flows from operating activities:
    Income from discontinued operations ...........   $      67    $     376
    Change in deferred taxes ......................       8,326       (3,183)
    Change in income taxes ........................      (8,275)       3,372
    Other changes, net ............................         769          574

Cash flows from investing activities:
    Purchase of securities available-for-sale .....        --            223
    Increase in Covered Assets and FSLIC
      Resolution Receivables ......................        (903)      (1,003)
                                                      ---------    ---------
Net increase (decrease) in cash and
  equivalents - discontinued operations ...........         (16)         359
                                                      ---------    ---------

Net decrease in cash and equivalents ..............     (12,870)     (80,809)
Cash and equivalents at beginning of period .......      51,797      125,329
                                                      ---------    ---------

Cash and equivalents at end of period .............   $  38,927    $  44,520
                                                      =========    =========

Cash - continuing operations ......................   $  38,864    $  44,030
Cash - discontinued operations ....................          63          490
                                                      ---------    ---------
                                                      $  38,927    $  44,520
                                                      =========    =========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
      Interest, net of amount capitalized .........   $     311    $   2,051
                                                      =========    =========
      Income taxes ................................   $  12,594    $  12,217
                                                      =========    =========
    See accompanying Notes to Condensed Consolidated Financial Statements.

                              PULTE CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ($000's omitted)
                                 (Unaudited)

1.   Basis of presentation and significant accounting policies

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the "Company"), and all of its significant subsidiaries. The Company's direct subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (Pulte), Pulte International Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of Pulte.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The Company's comprehensive income (loss) other than net income consists of unrealized gains (losses) on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended March 31, 2000 and 1999, the Company's comprehensive loss other than net income amounted to $27 and $1,123, respectively, net of tax provision of $12 and $772, respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

2.   Discontinued operations (continued)

     Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

     First Heights no longer holds any deposits, nor does it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC; and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are presented as discontinued.

     Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three months ended March 31, 2000 and 1999, amounted to $925 and $1,170 respectively. For the three months ended March 31, 2000 and 1999, discontinued thrift operations provided after-tax income of $67 and $376, respectively.

3.   Segment information

     The Company has three reportable segments: Homebuilding, Financial Services and Corporate.

     The Company's Homebuilding segment consists of the following three business units:

     o Domestic Homebuilding, the Company's core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up and active adult home buyer groups.

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

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3. Segment information (continued)

                                                    Operating Data by Segment

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                       2000           1999
                                                    ---------      ---------
Revenues:
   Homebuilding..................................   $ 765,588      $ 666,823
   Financial Services............................      10,165         14,746
   Corporate.....................................          66            898
                                                    ---------      ---------
      Total revenues.............................     775,819        682,467
                                                    ---------      ---------
Cost of sales:
   Homebuilding..................................     630,681        555,688
                                                    ---------      ---------
      Total cost of sales........................     630,681        555,688
                                                    ---------      ---------
Selling, general and administrative:
   Homebuilding..................................      82,765         67,286
   Financial Services............................       4,972          5,406
   Corporate.....................................       1,567          2,034
                                                    ---------      ---------
      Total selling, general and
        administrative...........................      89,304         74,726
                                                    ---------      ---------
Interest:
   Homebuilding..................................       5,078          4,145
   Financial Services............................       1,676          2,039
   Corporate.....................................       5,732          4,517
                                                    ---------      ---------
      Total interest.............................      12,486         10,701
                                                    ---------      ---------
Other expense, net:
   Homebuilding..................................       1,685          1,440
   Financial Services............................          50            100
   Corporate.....................................       2,682          2,083
                                                    ---------      ---------
      Total other expense, net...................       4,417          3,623
                                                    ---------      ---------

Total costs and expenses.........................     736,888        644,738
                                                    ---------      ---------
Equity in income of joint ventures:
   Homebuilding..................................         531          1,863
                                                    ---------      ---------
      Total equity in income of joint ventures...         531          1,863
                                                    ---------      ---------
Total income before income taxes:
   Homebuilding..................................      45,910         40,127
   Financial services............................       3,467          7,201
   Corporate.....................................      (9,915)        (7,736)
                                                    ---------      ---------
Total income before income taxes.................   $  39,462      $  39,592
                                                    =========      =========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

3.   Segment information (continued)

                                                             Asset Data by Segment

                                                             Financial
                                             Homebuilding    Services       Corporate      Total
                                             ------------    ---------      ---------      -----
At March 31, 2000:
     Inventory ..........................     $1,992,601     $    --        $   --       $1,992,601
                                                                                         ==========
     Identifiable assets ................      2,356,918       153,323        91,162     $2,601,403
     Assets of discontinued operations ..                                                    92,675
                                                                                         ----------
     Total assets .......................                                                $2,694,078
                                                                                         ==========
At December 31, 1999:
     Inventory ..........................     $1,792,733     $    --        $   --       $1,792,733
                                                                                         ==========
     Identifiable assets ................      2,175,424       237,318        92,283     $2,505,025
     Assets of discontinued operations ..                                                    91,772
                                                                                         ----------
     Total assets .......................                                                $2,596,797
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

     On January 10, 2000, First Heights filed a lawsuit in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest the FDIC is obligated to pay First Heights on two promissory notes which had been executed by FDIC's predecessor, the FSLIC. The FDIC filed a motion to dismiss the case and on April 12, 2000, the District Court dismissed First Heights' complaint. First Heights intends to appeal the Court's ruling to the Sixth Circuit Court of Appeals.

     The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case should they be upheld.

5.   Subsequent event

     In April 2000, the Company issued $175,000 of 9.5% Senior Notes due in 2003. Proceeds received from the sale were used to repay short-term borrowings under unsecured bank credit arrangements and for general corporate purposes.

6.   Supplemental Guarantor information

     The Company has the following outstanding Senior Note obligations: (1) $100,000, 7%, due 2003, (2) $115,000, 8.375%, due 2004, (3) $125,000,
     7.3%, due 2005, and (4) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned domestic and active adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC, First Heights and PFCI.

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

                    CONDENSED CONSOLIDATING BALANCE SHEET
                                MARCH 31, 2000

                                                           Unconsolidated
                                              ----------------------------------------
                                                                                                        Consolidated
                                                 Pulte       Guarantor   Non-Guarantor    Eliminating       Pulte
                                              Corporation  Subsidiaries  Subsidiaries       Entries      Corporation
                                              -----------  ------------  -------------    -----------   ------------
ASSETS

Cash and equivalents ......................   $      --    $    35,805   $     3,059     $      --      $    38,864
Unfunded settlements ......................          --         38,774         5,853            --           44,627
House and land inventories ................          --      1,958,766        33,835            --        1,992,601
Residential mortgage loans and other
  securities available-for-sale ...........          --           --         123,994            --          123,994
Land held for sale and future
  development .............................          --         49,155          --              --           49,155
Other assets ..............................        24,833      218,396        58,725            --          301,954
Deferred income taxes .....................        50,208         --            --              --           50,208
Discontinued operations ...................          --           --          92,675            --           92,675
Investment in subsidiaries ................     1,327,878       21,222     1,335,794      (2,684,894)          --
Advances receivable - subsidiaries ........       550,886          641        39,902        (591,429)          --
                                              -----------  -----------   -----------     -----------    -----------
                                              $ 1,953,805  $ 2,322,759   $ 1,693,837     $(3,276,323)   $ 2,694,078
                                              ===========  ===========   ===========     ===========    ===========

LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities ..   $    90,968  $   521,303   $    46,549     $      --      $   658,820
Unsecured short-term borrowings ...........       232,700         --            --              --          232,700
Collateralized short-term debt, recourse
  solely to applicable subsidiary assets ..          --           --         124,394            --          124,394
Subordinated debentures and senior notes ..       487,739       15,902        21,000            --          524,641
Discontinued operations ...................          --           --          57,269            --           57,269
Advances payable - subsidiaries ...........        46,144      455,435        89,850        (591,429)          --
                                              -----------  -----------   -----------     -----------    -----------
      Total liabilities ...................       857,551      992,640       339,062        (591,429)     1,597,824
Shareholders' equity ......................     1,096,254    1,330,119     1,354,775      (2,684,894)     1,096,254
                                              -----------  -----------   -----------     -----------    -----------
                                              $ 1,953,805  $ 2,322,759   $ 1,693,837     $(3,276,323)   $ 2,694,078
                                              ===========  ===========   ===========     ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                  (Unaudited)

6. Supplemental Guarantor information (continued)

                    CONDENSED CONSOLIDATING BALANCE SHEET
                              DECEMBER 31, 1999

                                                         Unconsolidated
                                            ------------------------------------------                 Consolidated
                                               Pulte       Guarantor     Non-Guarantor   Eliminating      Pulte
                                            Corporation   Subsidiaries   Subsidiaries     Entries      Corporation
                                            ------------  ------------   -------------  ------------   ------------
ASSETS

Cash and equivalents ....................   $        50   $    44,206    $     7,462    $      --      $    51,718
Unfunded settlements ....................          --          60,143         (6,599)          --           53,544
House and land inventories ..............          --       1,760,581         32,152           --        1,792,733
Residential mortgage loans available-
  for-sale ..............................          --            --          218,062           --          218,062
Land held for sale and future
  development ...........................          --          52,453           --             --           52,453
Other assets ............................        21,109       206,327         51,855           --          279,291
Deferred income taxes ...................        57,224          --             --             --           57,224
Discontinued operations .................          --            --           91,772           --           91,772
Investment in subsidiaries ..............     1,298,676        19,904      1,302,700     (2,621,280)          --
Advances receivable - subsidiaries ......       354,211         3,898         40,571       (398,680)          --
                                            -----------   -----------    -----------    -----------    -----------
                                            $ 1,731,270   $ 2,147,512    $ 1,737,975    $(3,019,960)   $ 2,596,797
                                            ===========   ===========    ===========    ===========    ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
   liabilities ..........................   $    86,526   $   554,745    $    53,555    $      --      $   694,826
Unsecured short-term borrowings .........         7,000          --             --             --            7,000
Collateralized short-term debt,
   recourse solely to applicable
   subsidiary assets ....................          --            --          206,959           --          206,959
Income taxes ............................        11,769          --             --             --           11,769
Subordinated debentures and senior
   notes ................................       487,690        17,275         21,000           --          525,965
Discontinued operations .................          --            --           56,959           --           56,959
Advances payable - subsidiaries .........        44,966       274,390         79,324       (398,680)          --
                                            -----------   -----------    -----------    -----------    -----------
      Total liabilities .................       637,951       846,410        417,797       (398,680)     1,503,478

Shareholders' equity ....................     1,093,319     1,301,102      1,320,178     (2,621,280)     1,093,319
                                            -----------   -----------    -----------    -----------    -----------
                                            $ 1,731,270   $ 2,147,512    $ 1,737,975    $(3,019,960)   $ 2,596,797
                                            ===========   ===========    ===========    ===========    ===========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 2000

                                                         Unconsolidated
                                             -----------------------------------------                 Consolidated
                                                Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                             Corporation  Subsidiaries   Subsidiaries      Entries      Corporation
                                             -----------  ------------   -------------   -----------   ------------
Revenues:
  Homebuilding .............................  $   --        $762,948       $  2,640        $   --        $765,588
  Financial services, interest and other ...      --            --           10,165            --          10,165
  Corporate ................................        36            30           --              --              66
                                              --------      --------       --------        --------      --------
Total revenues .............................        36       762,978         12,805            --         775,819
                                              --------      --------       --------        --------      --------

Expenses:
  Homebuilding:
    Cost of sales ..........................      --         628,364          2,317            --         630,681
    Selling, general and administrative
      and other expense ....................       227        88,313            988            --          89,528
  Financial services, interest and other ...      --            --            6,698            --           6,698
  Corporate, net ...........................     9,209         1,803         (1,031)           --           9,981
                                              --------      --------       --------        --------      --------
Total expenses .............................     9,436       718,480          8,972            --         736,888
                                              --------      --------       --------        --------      --------

Other Income:
Equity in income of Pulte-affiliates .......      --            --              531            --             531
                                              --------      --------       --------        --------      --------
Income (loss) from continuing operations
  before income taxes and equity in
  income of subsidiaries ...................    (9,400)       44,498          4,364            --          39,462
Income taxes (benefit) .....................    (4,914)       17,614          2,493            --          15,193
                                              --------      --------       --------        --------      --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ..    (4,486)       26,884          1,871            --          24,269
Income (loss) from discontinued
  operations ...............................      (408)         --              475            --              67
                                              --------      --------       --------        --------      --------
Income (loss) before equity in income
  of subsidiaries ..........................    (4,894)       26,884          2,346            --          24,336
                                              --------      --------       --------        --------      --------

Equity in income of subsidiaries:
  Continuing operations ....................    28,755         2,153         30,177         (61,085)         --
  Discontinued operations ..................       475          --             --              (475)         --
                                              --------      --------       --------        --------      --------
                                                29,230         2,153         30,177         (61,560)         --
                                              --------      --------       --------        --------      --------
Net income .................................  $ 24,336      $ 29,037       $ 32,523        $(61,560)     $ 24,336
                                              ========      ========       ========        ========      ========


                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor information (continued)

                    CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1999


                                                         Unconsolidated
                                             -----------------------------------------                 Consolidated
                                                Pulte       Guarantor    Non-Guarantor   Eliminating       Pulte
                                             Corporation  Subsidiaries   Subsidiaries      Entries      Corporation
                                             -----------  ------------   -------------   -----------   ------------
Revenues:
  Homebuilding ..............................  $   --       $658,500       $  8,323        $   --        $666,823
  Financial services, interest and other ....      --           --           14,746            --          14,746
  Corporate .................................        73         --              825            --             898
                                               --------     --------       --------        --------      --------
Total revenues ..............................        73      658,500         23,894            --         682,467
                                               --------     --------       --------        --------      --------

Expenses:
  Homebuilding:
    Cost of sales ...........................      --        547,759          7,929            --         555,688
    Selling, general and administrative
      and other expense .....................       275       71,237          1,359            --          72,871
  Financial services, interest and other ....      --           --            7,545            --           7,545
  Corporate, net ............................     7,059          763            812            --           8,634
                                               --------     --------       --------        --------      --------
Total expenses ..............................     7,334      619,759         17,645            --         644,738
                                               --------     --------       --------        --------      --------

Other Income:
Equity in income of Pulte-affiliates ........      --            256          1,607            --           1,863
                                               --------     --------       --------        --------      --------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries ...........................    (7,261)      38,997          7,856            --          39,592
Income taxes (benefit) ......................    (2,764)      14,924          3,478            --          15,638
                                               --------     --------       --------        --------      --------
Income (loss) from continuing operations
  before equity in income of subsidiaries ...    (4,497)      24,073          4,378            --          23,954
Income (loss) from discontinued operations ..      (251)        --              627            --             376
                                               --------     --------       --------        --------      --------
Income (loss) before equity in income
  of subsidiaries ...........................    (4,748)      24,073          5,005            --          24,330
                                               --------     --------       --------        --------      --------

Equity in income of subsidiaries:
  Continuing operations .....................    28,451        3,448         25,053         (56,952)         --
  Discontinued operations ...................       627         --             --              (627)         --
                                               --------     --------       --------        --------      --------
                                                 29,078        3,448         25,053         (57,579)         --
                                               --------     --------       --------        --------      --------
Net income ..................................  $ 24,330     $ 27,521       $ 30,058        $(57,579)     $ 24,330
                                               ========     ========       ========        ========      ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 2000

                                                              Unconsolidated
                                                  ----------------------------------------                 Consolidated
                                                     Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                                  Corporation  Subsidiaries  Subsidiaries      Entries      Corporation
                                                  -----------  ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations ..........     $  24,269     $  29,037     $  32,048      $ (61,085)     $  24,269
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating
    activities:
      Equity in income of subsidiaries .......       (28,755)       (2,153)      (30,177)        61,085           --
      Amortization, depreciation and other ...            49         3,933          (356)          --            3,626
      Deferred income taxes ..................        (1,310)         --            --             --           (1,310)
      Increase (decrease) in cash due to:
        Inventories ..........................          --        (198,185)       (1,683)          --         (199,868)
        Residential mortgage loans
          available-for-sale .................          --            --          94,068           --           94,068
        Other assets .........................          (937)        8,831       (18,815)          --          (10,921)
        Accounts payable and accrued
          liabilities ........................         4,113       (30,950)       (6,572)          --          (33,409)
        Income taxes .........................       (24,043)       17,614           551           --           (5,878)
                                                   ---------     ---------     ---------      ---------      ---------

Net cash provided by (used in) operating
  activities .................................       (26,614)     (171,873)       69,064           --         (129,423)
                                                   ---------     ---------     ---------      ---------      ---------
Cash flows from investing activities:
  Dividends received from subsidiaries .......          --           1,000          --           (1,000)          --
  Investment in subsidiary ...................          --            (147)         --              147           --
  Advances to affiliates .....................      (178,510)        3,257           669        174,584           --
  Other, net .................................           (27)         --            (647)          --             (674)
                                                   ---------     ---------     ---------      ---------      ---------
Net cash provided by (used in) investing
  activities .................................      (178,537)        4,110            22        173,731           (674)
                                                   ---------     ---------     ---------      ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds ........          --          (1,373)         --             --           (1,373)
  Proceeds from borrowings ...................       225,700          --            --             --          225,700
  Repayment of borrowings ....................          --          (2,696)      (82,565)          --          (85,261)
  Capital contributions from parent ..........          --            --             147           (147)          --
  Advances from affiliates ...................         1,178       163,431         9,975       (174,584)          --
  Stock repurchases ..........................       (22,670)         --            --             --          (22,670)
  Dividends paid .............................        (1,689)         --          (1,000)         1,000         (1,689)
  Other, net .................................         2,582          --             (46)          --            2,536
                                                   ---------     ---------     ---------      ---------      ---------
Net cash provided by (used in)
  financing activities .......................       205,101       159,362       (73,489)      (173,731)       117,243
                                                   ---------     ---------     ---------      ---------      ---------
Net decrease in cash and
  equivalents - continuing operations ........           (50)       (8,401)       (4,403)          --          (12,854)
                                                   ---------     ---------     ---------      ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 2000

                                                        Unconsolidated
                                            ----------------------------------------                 Consolidated
                                               Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                            Corporation  Subsidiaries  Subsidiaries      Entries      Corporation
                                            -----------  ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
      operations .......................     $     67      $   --        $    475       $   (475)      $     67
  Change in deferred income taxes ......        8,326          --            --             --            8,326
  Equity in loss of subsidiaries .......         (475)         --            --              475           --
  Change in income taxes ...............       (8,275)         --            --             --           (8,275)
  Other, net ...........................          357          --             412           --              769
Cash flows from investing activities:
  Increase in Covered Assets and FRF
      receivables ......................         --            --            (903)          --             (903)
                                             --------      --------      --------       --------       --------
Net decrease in cash and equivalents-
  discontinued operations ..............         --            --             (16)          --              (16)
                                             --------      --------      --------       --------       --------
Net decrease in cash and equivalents ...          (50)       (8,401)       (4,419)          --          (12,870)
Cash and equivalents at beginning of
  period ...............................           50        44,206         7,541           --           51,797
                                             --------      --------      --------       --------       --------
Cash and equivalents at end of period ..     $   --        $ 35,805      $  3,122       $   --         $ 38,927
                                             ========      ========      ========       ========       ========

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6. Supplemental Guarantor information (continued)

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the three months ended March 31, 1999


                                                         Unconsolidated
                                             ----------------------------------------                 Consolidated
                                                Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                             Corporation  Subsidiaries  Subsidiaries      Entries      Corporation
                                             -----------  ------------  -------------   -----------   ------------
Continuing operations:
Cash flows from operating activities:
  Income from continuing operations .......   $  23,954     $  27,521     $  29,431     $ (56,952)     $  23,954
  Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by (used in)
    operating activities:
      Equity in income of subsidiaries ....     (28,451)       (3,448)      (25,053)       56,952           --
      Amortization, depreciation and
        other .............................          49         3,058            35          --            3,142
      Deferred income taxes ...............        (746)         --            --            --             (746)
      Gain on sale of securities ..........        --            --          (1,664)         --           (1,664)
      Increase (decrease) in cash due to:
        Inventories .......................        --        (129,100)        1,422          --         (127,678)
        Residential mortgage loans
          available-for-sale ..............        --            --          78,285          --           78,285
        Other assets ......................      (1,162)      (10,725)        1,960          --           (9,927)
        Accounts payable and accrued
          liabilities .....................       4,974         1,128        (3,221)         --            2,881
        Income taxes ......................     (14,581)       17,077           483          --            2,979
                                              ---------     ---------     ---------     ---------      ---------
Net cash provided by (used in)
  operating activities ....................     (15,963)      (94,489)       81,678          --          (28,774)
                                              ---------     ---------     ---------     ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of securities
    available-for-sale ....................        --            --          27,886          --           27,886
  Principal payments of mortgage-backed
    securities ............................        --            --           1,490          --            1,490
  Dividends received from subsidiaries ....        --           6,000          --          (6,000)          --
  Investment in subsidiary ................      (4,358)       (2,247)         --           6,605           --
  Advances to affiliates ..................     (82,752)          485          (361)       82,628           --
  Other, net ..............................        --            --             567          --              567
                                              ---------     ---------     ---------     ---------      ---------
Net cash provided by (used in)
  investing activities ....................     (87,110)        4,238        29,582        83,233         29,943
                                              ---------     ---------     ---------     ---------      ---------
Cash flows from financing activities:
  Payment of long-term debt and bonds .....        --            --         (28,076)         --          (28,076)
  Proceeds from borrowings ................      30,000          --            --            --           30,000
  Repayment of borrowings .................        --         (10,705)      (73,227)         --          (83,932)
  Capital contributions from parent .......        --           2,458         4,147        (6,605)          --
  Advances from affiliates ................      (2,248)       91,310        (6,434)      (82,628)          --
  Dividends paid ..........................      (1,733)         --          (6,000)        6,000         (1,733)
  Other, net ..............................       1,678          --            (274)         --            1,404
                                              ---------     ---------     ---------     ---------      ---------
Net cash provided by (used in)
  financing activities ....................      27,697        83,063      (109,864)      (83,233)       (82,337)
                                              ---------     ---------     ---------     ---------      ---------
Net increase (decrease) in cash and
  equivalents - continuing operations .....     (75,376)       (7,188)        1,396          --          (81,168)
                                              ---------     ---------     ---------     ---------      ---------

                              PULTE CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               ($000's omitted)
                                 (Unaudited)

6.  Supplemental Guarantor information (continued)

              CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
                  For the three months ended March 31, 1999

                                                         Unconsolidated
                                             ----------------------------------------                 Consolidated
                                                Pulte       Guarantor   Non-Guarantor   Eliminating       Pulte
                                             Corporation  Subsidiaries  Subsidiaries      Entries      Corporation
                                             -----------  ------------  -------------   -----------   ------------
Discontinued operations:
Cash flows from operating activities:
  Income from discontinued
       operations ......................     $     376      $    --       $     627      $    (627)     $     376
  Change in deferred income taxes ......        (3,183)          --            --                          (3,183)
  Equity in income of subsidiaries .....          (627)          --            --              627           --
  Change in income taxes ...............         3,372           --            --             --            3,372
  Other, net ...........................            62           --             512           --              574
Cash flows from investing activities:
  Net proceeds from sale of
    investments ........................          --             --             223           --              223
  Increase in Covered Assets and FRF
      receivables ......................          --             --          (1,003)          --           (1,003)
                                             ---------      ---------     ---------      ---------      ---------
Net increase in cash and equivalents-
  discontinued operations ..............          --             --             359           --              359
                                             ---------      ---------     ---------      ---------      ---------
Net increase (decrease) in cash and
  equivalents ..........................       (75,376)        (7,188)        1,755           --          (80,809)
Cash and equivalents at beginning of
  period ...............................        76,555         46,109         2,665           --          125,329
                                             ---------      ---------     ---------      ---------      ---------
Cash and equivalents at end of period ..     $   1,179      $  38,921     $   4,420      $    --        $  44,520
                                             =========      =========     =========      =========      =========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   ($000's omitted, except per share data)

Overview:

A summary of the Company's operating results by business segment for the three month periods ended March 31, 2000 and 1999 is as follows:

                                                Three Months Ended
                                                      March 31,
                                                -------------------
                                                  2000       1999
                                                -------     -------
Pre-tax income (loss):
   Homebuilding operations .................    $45,910     $40,127
   Financial Services operations ...........      3,467       7,201
   Corporate ...............................     (9,915)     (7,736)
                                                -------     -------
Pre-tax income from continuing operations ..     39,462      39,592
Income taxes ...............................     15,193      15,638
                                                -------     -------
Income from continuing operations ..........     24,269      23,954
Income from discontinued operations ........         67         376
                                                -------     -------
Net income .................................    $24,336     $24,330
                                                =======     =======
Per share data - assuming dilution:
   Income from continuing operations .......    $   .57     $   .54
   Income from discontinued operations .....       --           .01
                                                -------     -------
   Net income ..............................    $   .57     $   .55
                                                =======     =======

A comparison of pre-tax income (loss) for the three month periods ended March 31, 2000 and 1999 is as follows:

o Pre-tax income of the Company's homebuilding business segment increased 14%, due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 12%. Domestic gross margins improved 70 basis points as domestic average unit selling price increased by approximately 11%. Unit closings for the quarter were 3,493 homes, essentially unchanged from the prior year.

o Pre-tax income of the Company's financial services business segment decreased to $3,467, as compared with $7,201 for the comparable 1999 period. This decrease was a result of competitive market conditions and increasing interest rates which slowed mortgage originations. In addition, during the first quarter of 1999 Pulte Financial Companies, Inc. (PFCI), a financing subsidiary of the Company, sold its remaining mortgage-backed securities portfolio and recorded a net gain on this transaction of approximately $1,700.

o Pre-tax loss of the Company's corporate business segment increased $2,179 from the three month period ended March 31, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,200 in the corporate net interest spread attributed to the support of the Company's short-term and long-term strategic operating goals, and a net increase of approximately $1,000 in other expense, primarily due to the continued funding of corporate strategic initiatives.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations:

The Company's Homebuilding segment consists of the following business units:

o Domestic Homebuilding operations are conducted in 41 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up and active adult home buyer.

o International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico. The Company has agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

o Active Adult operations acquire and develop major active adult residential communities. These amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years.

The Metropolitan Atlanta market accounted for 10% and 11%, respectively, of the unit net new orders and unit settlements for the three month period ended March 31, 2000. No other individual market within the Company's Homebuilding segment represented more than 10% of total segment net new orders, unit settlements or revenues during this period.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three months ended March 31, 2000 and 1999, are as follows:
                                                       Three Months Ended
                                                             March 31,
                                                       ------------------
                                                         2000       1999
                                                       --------    ------
Pulte/Pulte-affiliate Homebuilding revenues:
   Homebuilding Operations:
     Domestic ......................................   $675,416  $613,370
     International .................................     29,557    35,311
     Active Adult ..................................     87,532    71,187
                                                       --------  --------
     Total Homebuilding ............................   $792,505  $719,868
                                                       ========  ========
Pulte/Pulte-affiliate Homebuilding pre-tax
 income (loss):
   Homebuilding Operations:
     Domestic ......................................   $ 39,913  $ 35,771
     International .................................       (361)      840
     Active Adult ..................................      6,358     3,516
                                                       --------  --------
     Total Homebuilding ............................   $ 45,910  $ 40,127
                                                       ========  ========
Pulte and Pulte-affiliate settlements - units:
   Domestic ........................................      3,493     3,507
                                                       --------  --------
   International:
     Pulte .........................................         31       101
     Pulte-affiliated entities .....................      1,496     1,867
                                                       --------  --------
        Total International ........................      1,527     1,968
                                                       --------  --------
   Active Adult:
     Pulte .........................................        405       282
     Pulte-affiliated entity .......................       --         127
                                                       --------  --------
        Total Active Adult .........................        405       409
                                                       --------  --------
     Total Pulte and Pulte-affiliate settlements -
       units .......................................      5,425     5,884
                                                       ========  ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The Domestic Homebuilding business unit represents the Company's core business. Operations are conducted in 41 markets, located throughout 25 states, and are organized into nine regions as follows:

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

Pulte Home Central:
    Great Lakes Region      Indiana, Kansas, Michigan, Missouri, Ohio
    Midwest Region          Illinois, Minnesota
    Texas Region            Texas

Pulte Home West:
    Southwest Region        Arizona, Nevada
    Rocky Mountain Region   Colorado
    California Region       California

The following table presents selected unit information for Pulte's Domestic Homebuilding operations:

                                                  Three Months Ended
                                                        March 31,
                                                -----------------------
                                                   2000          1999
                                                ----------    ---------
          Unit settlements:
             Pulte Home East.................        1,739        1,695
             Pulte Home Central..............        1,044        1,010
             Pulte Home West.................          710          802
                                                ----------   ----------
                                                     3,493        3,507
                                                ==========   ==========
          Net new orders - units:
             Pulte Home East.................        2,408        2,714
             Pulte Home Central..............        1,833        1,655
             Pulte Home West.................        1,003          986
                                                ----------   ----------
                                                     5,244        5,355
                                                ==========   ==========
          Net new orders - dollars...........   $1,105,000   $1,002,000
                                                ==========   ==========
          Backlog at March 31 - units:
             Pulte Home East.................        3,111        3,286
             Pulte Home Central..............        2,372        2,559
             Pulte Home West.................        1,015        1,041
                                                ----------   ----------
                                                     6,498        6,886
                                                ==========   ==========
          Backlog at March 31 - dollars......   $1,457,000   $1,324,000
                                                ==========   ==========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)


Homebuilding Operations (continued):

Domestic Homebuilding (continued):

During the quarter, the Company reported net new orders of 5,244, a slight decrease from the comparable period of the prior year. Strong performance in California and Texas was offset by declines in the Southwest and Mid-Atlantic Regions. Unit settlements remained essentially unchanged from 1999 at 3,493 units. Strong activity in the Florida and Great Lakes Regions was muted by slower activity in the Southwest, Mid-Atlantic and Texas regions. The Company's backlog at March 31, 2000, fell 388 units to 6,498 units, but the dollar value was up to its highest level ever for a first quarter at approximately $1.5 billion.

The following table presents a summary of pre-tax income for Pulte's Domestic Homebuilding operations for the three months ended March 31, 2000 and 1999:

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        2000        1999
                                                     ---------    ---------
    Revenues......................................   $ 675,416    $ 613,370
    Cost of sales.................................    (558,100)    (511,088)
    Selling, general and administrative expense...     (71,604)     (62,480)
    Interest (a)..................................      (4,481)      (4,145)
    Other income (expense), net...................      (1,318)         114
                                                     ---------    ---------
    Pre-tax income................................   $  39,913    $  35,771
                                                     =========    =========
    Average sales price...........................   $     193    $     175
                                                     =========    =========

(a) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

Gross profit margins were 17.4% for the three month period ended March 31, 2000, compared to 16.7%, in the same period of the prior year. This increase can be attributed to continued strong customer demand, positive home pricing, favorable product mix and production efficiency gains.

As a percentage of sales, selling, general and administrative expenses increased 40 basis points as compared with the first quarter of 1999. This increase reflects increased construction related expenses including service related costs associated with a continuous focus on improving quality, and an increase in compensation related expenses.

Other income (expense), net, includes gains on land sales and other homebuilding-related expenses. For the quarter ended March 31, 2000, other income (expense), net was $(1,318) as compared to $114 for 1999 and is attributable to normal operating expense.

The average selling price during the three month period ended March 31, 2000, was $193, an increase from the average selling price of $175 in the comparable period of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

At March 31, 2000, Pulte's Domestic Homebuilding operations controlled approximately 64,500 lots, of which approximately 39,800 lots were owned and approximately 24,700 lots were controlled through option agreements. Domestic Homebuilding inventory at March 31, 2000, was approximately $1,702,000 of which approximately $1,171,600 is related to land and land development.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $37,300 at March 31, 2000. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak), is located in the city of Juarez. Condak is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of March 31, 2000, the Company's net investment in Condak approximated $23,800.

Desarrollos Residenciales Turisticos, S.A. de C.V., another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. This venture is expected to build more than 3,000 units over the next two years, supporting Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. At March 31, 2000, the Company's net investment in this joint venture approximated $5,500.

The following table presents selected financial data for Pulte's
International Homebuilding operations for the three months ended March 31, 2000 and 1999.

                                                           Three Months Ended
                                                                March 31,
                                                          -------------------
                                                            2000       1999
                                                          -------     -------
       Revenues........................................   $ 2,640    $ 8,323
       Cost of sales...................................    (2,317)    (7,929)
       Selling, general and administrative expense.....    (1,156)    (1,187)
       Other income (expense), net.....................       (59)        26
       Equity in income of Mexico operations...........       531      1,607
                                                          -------    -------
       Pre-tax income (loss)...........................   $  (361)   $   840
                                                          =======    =======
       Unit settlements:
          Pulte........................................        31        101
          Pulte-affiliated entities....................     1,496      1,867
                                                          -------    -------
            Total Pulte and Pulte-affiliates...........     1,527      1,968
                                                          =======    =======

The pre-tax loss of $361 for the three month period ended March 31, 2000, as compared to pre-tax income of $840 in 1999 was primarily a result of delays in mortgage funding and the start-up of new communities which had a negative impact on the timing of unit closings in Mexico. Foreign currency exchange gains in Mexico amounted to $62 for the quarter, reflecting a 4% increase in the value of the Mexican peso against the U.S. dollar.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding:

Through July 1, 1999, Active Adult Homebuilding operations were conducted through a joint venture with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE's interest in the net assets of the Active Adult joint venture. As a result of this purchase, Pulte owns 100% of the former joint venture operations, and effective July 1, 1999, these operations are fully consolidated with the operating results of Pulte's other homebuilding operations. Prior to this purchase, Pulte's 50% interest in this joint venture was accounted for as an equity investment. The impact of acquiring the additional 50% interest was immaterial to the Company's consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

In addition, during the third quarter of 1999, the Company made the decision to align its Florida-based DiVosta and Company (DiVosta) operations, given their common buyer profiles, with the Company's other Active Adult operations effective January 1, 2000. Previously, DiVosta's operations were included in the Company's Domestic Homebuilding operations.

Active Adult operations acquire and develop major active adult residential communities. These highly amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. As of March 31, 2000, the Company's Active Adult operations include 16 communities located in Arizona, California and Florida.

The following table presents selected financial data for Pulte's Active Adult Homebuilding operations for the three month period ended March 31, 2000 and 1999. Data for 2000 includes the fully consolidated operating results of the Company's Active Adult operations through March 31, 2000. Prior year data reflects the Company's equity in income of the joint venture operations, and the fully consolidated operating results of the Company's other Active Adult operations, primarily DiVosta.

                                                    Three Months Ended
                                                          March 31,
                                                   --------------------
                                                     2000        1999
                                                   --------    -------
  Revenues .....................................   $ 87,532   $ 45,130
  Cost of sales ................................    (70,264)   (36,671)
  Selling, general and administrative expense ..    (10,005)    (3,618)
  Interest .....................................       (597)      --
  Other expense, net ...........................       (308)    (1,581)
  Equity in income of joint venture ............       --          256
                                                   --------   --------
  Pre-tax income ...............................   $  6,358   $  3,516
                                                   ========   ========

Pulte and Pulte-affiliate:
  Average sales price ..........................   $    216   $    174
                                                   ========   ========
  Settlements - units ..........................        405        409
                                                   ========   ========
  Net new orders - units .......................        719        551
                                                   ========   ========

  Net new orders - dollars .....................   $150,600   $104,600
                                                   ========   ========
  Backlog at March 31 - units ..................        999        689
                                                   ========   ========

  Backlog at March 31 - dollars ................   $214,900   $134,900
                                                   ========   ========

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Homebuilding Operations (continued):

Active Adult Homebuilding (continued):

Net new orders in the first quarter of 2000 increased from 1999 primarily due to strong demand in Florida. Unit settlements were essentially unchanged from the prior year period. Backlog of 999 units and $215,000 at March 31, 2000, was a result of the strong demand in Florida, along with an increase in the number of selling communities in Arizona and California.

The increase in revenues, cost of sales and selling, general and administrative expense in the first quarter of 2000, compared with the same period in 1999, reflect the purchase of BRE's interest in the joint venture operations. Prior to the purchase, the Company accounted for these operations as an equity investment. In the first quarter of 2000, positive product mix, along with higher gross profit margins, contributed to significantly higher pre-tax income compared with 1999. Gross profit margins of 19.7% for the first quarter of 2000 include acquisition accounting adjustments related to the Company's purchase of BRE's 50% interest in the joint venture operations effective July 1, 1999. Excluding the impact of acquisition accounting, gross profit margins for the first quarter of 2000 would have been 20.3%, compared with 18.7% for the first quarter of 1999. The Company anticipates that gross profit margins will continue to be adversely impacted by acquisition accounting adjustments through the first half of 2000.

The following pro-forma information and related discussion provide a more meaningful comparison of the results of operations for the Active Adult operations. The pro-forma information presents selected financial data for Pulte's wholly-owned and joint venture operations as if they had been consolidated for both 2000 and 1999. It excludes costs related to the sale and subsequent repurchase of these operations, such as transaction costs and acquisition accounting adjustments.

                                                     Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
                                                          Pro-forma
                                                     -------------------
Pro-forma financial summary:
  Revenues .....................................     $ 87,532   $ 71,187
  Cost of sales ................................      (69,743)   (57,641)
  Selling, general and administrative expense ..      (10,005)    (7,796)
  Interest .....................................         (597)      (520)
  Other expense, net ...........................         (308)    (1,340)
                                                     --------   --------
  Pre-tax income ...............................     $  6,879   $  3,890
                                                     ========   ========

Pro-forma revenues increased in the first quarter of 2000, compared with 1999, due to an increase in the average selling price to $216 from $174. Pro-forma gross profit margins were 20.3% and 19.0% for the first quarters of 2000 and 1999, respectively. These increases were a result of strong demand for housing and product mix. Pro-forma selling, general and administrative expense as a percent of revenues was 11.4% for the first quarter of 2000, compared with 11.0% for the first quarter of 1999.

At March 31, 2000, Pulte's Active Adult Homebuilding operations controlled approximately 12,800 lots, of which approximately 6,000 lots were owned and approximately 6,800 were controlled through option agreements. Active Adult Homebuilding inventory at March 31, 2000, was approximately $237,800, of which approximately $198,000 is related to land and land development.





               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through PFCI. Pre-tax income of the Company's financial services operations for the three month periods ended March 31, 2000 and 1999, is as follows:

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    2000       1999
                                                  -------    -------
     Pre-tax income:
          Mortgage banking ..................     $ 3,427    $ 5,566
          Financing activities ..............        --        1,635
                                                  -------    -------
          Pre-tax income ....................     $ 3,427    $ 7,201
                                                  =======    =======

Mortgage Banking:

The following table presents mortgage origination data for PMC:

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    2000        1999
                                                  --------    --------
      Total originations:
         Loans ..............................        2,437       3,109
                                                  ========    ========
         Principal ..........................     $342,200    $422,300
                                                  ========    ========
     Originations for Pulte customers:
         Loans ..............................        2,032       2,221
                                                  ========    ========
         Principal ..........................     $295,700    $312,300
                                                  ========    ========

Mortgage origination volume for the three month period ended March 31, 2000, decreased 19% from the comparable 1999 period. During the first three months of 2000, competitive market conditions and rising interest rates continued to decrease non-Pulte originations. Refinancings represented 2% of total loan originations for the three month period ended March 31, 2000, as compared to 10% of total loan originations for 1999. At March 31, 2000, loan application backlog increased 6% to $660,000 as compared with $623,000 at March 31, 1999. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC's strategy or use of derivative financial instruments in this regard.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Financial Services Operations (continued):

Mortgage Banking (continued):

During the three months ended March 31, 2000, origination fees increased 12% over the comparable period of the prior year. The increase in origination fees is primarily due to an increase in non-funded, brokered loans. Pricing and marketing gains decreased $3,093 for the quarter, as funded originations decreased 25% from the same period in 1999. Net interest income increased 31% primarily due to a widening of the yield curve.

Financing Activities:

The Company's secured financing operations, which had been conducted by the limited-purpose subsidiaries of PFCI, ceased operations during 1999. During the first quarter of 1999, PFCI recognized a net gain of approximately $1,700 in connection with the sale of its remaining mortgage-backed securities portfolio.


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

The following table presents corporate results of operations for the three months ended March 31, 2000 and 1999:

                                                   Three Months Ended
                                                        March 31,
                                                   ------------------
                                                    2000        1999
                                                   ------      ------
       Net interest expense....................    $5,666      $4,444
       Other corporate expenses, net...........     4,249       3,292
                                                   ------      ------
       Loss before income taxes................    $9,915      $7,736
                                                   ======      ======


Pre-tax loss of the Company's corporate business segment increased $2,179 from the three month period ended March 31, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,200 in net interest expense and a net increase of approximately $1,000 in other expense. The increase in net interest expense is related to higher average use of the Company's unsecured revolving credit facility primarily related to increased working capital requirements of the Homebuilding Operations. Other corporate expenses, net, reflect the inclusion of one-time expenses of approximately $2,400 for the quarter ended March 31, 2000, primarily for costs related to certain corporate strategic initiatives including the amendment of certain stock option participant agreements and losses incurred upon settlement of a derivative contract. Such one time expenses were partially offset by lower administrative support expenses for the quarter.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                               ($000's omitted)

Corporate (continued):

Net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Information related to interest in inventory is as follows:

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                          2000      1999
                                                        -------    -------

Interest in inventory at beginning of period........    $19,092    $16,356
Interest capitalized................................      7,887      6,323
Interest expensed...................................     (5,078)    (4,145)
                                                        -------    -------
Interest in inventory at end of period..............    $21,901    $18,534
                                                        =======    =======

Liquidity and Capital Resources :

Continuing Operations:

The Company's net cash used in operating activities amounted to $129,423, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in inventory levels resulting from land purchases and decreases in the levels of accounts payable and accrued liabilities from levels at December 31, 1999, offset by a decrease in PMC's holdings of residential mortgage loans available-for-sale. Net cash from investing activities decreased from a source of cash of $29,943 in 1999 to a use of cash of $674 due primarily to the sale of the underlying collateral of PFCI's mortgage-backed bond portfolio which was redeemed during the first quarter of 1999. Net cash from financing activities increased from a use of cash of $82,337 in 1999 to a source of cash of $117,243 in 2000. This increase primarily reflects increased borrowings under the Company's revolving credit facility to support the Company's strategic operating goals and to fund the Company's stock repurchase plan.

The Company finances its homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had $232,700 of borrowings under its $375,000 unsecured revolving credit facilities at March 31, 2000. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 2000, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $119,000 of borrowings outstanding under the $250,000 PMC arrangement at March 31, 2000. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The Company's income tax liabilities are affected by a number of factors. Management anticipates that the Company's effective tax rate for 2000 will be between 38% and 39%.

               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
                   ($000's omitted, except per share data)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

At March 31, 2000, the Company had cash and equivalents of $38,864 and total long-term indebtedness of $524,641. The Company's total long-term indebtedness includes $487,739 of unsecured senior notes, a $21,000 unsecured promissory note and other Pulte limited recourse debt of $15,902. The Company also has other non-recourse short-term notes payable of $62,350 and First Heights advances of $760. The first $14,000 due under the $21,000 unsecured promissory note is payable during 2000.

On January 20, 2000, the Company's Board of Directors approved a stock repurchase plan of up to $100,000. Shares will be purchased from time-to-time in the open market, depending upon market conditions. As of March 31, 2000, the Company had purchased 1,474,000 shares at an average price of $17.61 per share. The Company anticipates that it will continue to fund repurchases under the plan through cash flows from operations.

In April 2000 the Company sold, in a private placement, 9.5%, $175,000 Senior Notes due 2003. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company's revolving bank credit arrangements.

Sources of the Company's working capital at March 31, 2000, include its cash and equivalents, and its $375,000 committed unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financial sources, including securities offerings.

Discontinued Operations:

The Company's remaining investment in First Heights at March 31, 2000, approximated $29,800. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund
(FRF). In order to expedite the wind-down of its thrift operations, the Company, with the approval of the Office of Thrift Supervision and the FDIC, funded First Heights' repayment of its remaining certificates of deposit with a loan of approximately $17,000 during the fourth quarter of 1998. Repayment of such amount will be part of the final liquidation of First Heights. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company's liquidity.

Inflation:

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

There have been no material changes in the Company's market risk during the three months ended March 31, 2000.

Qualitative disclosure:

This information is set forth on pages 31 and 32 of Part II, of Item 7A., Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference. As discussed herein on page 21 of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operation, Pulte Financial Companies, Inc., a subsidiary of the Company redeemed its remaining mortgage-backed bond portfolio and recorded a net realized gain on this transaction of approximately $1,700 during the first quarter of 1999.

Forward-Looking Statements:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3., "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including: the Company's exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, weather conditions, and general competitive factors, that may cause actual results to differ materially, and its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company's appeal in the District Court litigation with the FDIC).



                          PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     First Heights Related Litigation: Update on Lawsuit Filed on July 7, 1995, in the United States District Court, Eastern District of Michigan (the "Court"), by the Federal Deposit Insurance Corporation ("FDIC") against the Company, Pulte Diversified Companies, Inc. ("PDCI") and First Heights Bank (collectively, "the Pulte Parties") (the "District Court Case").

     On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest and future tax sharing but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance, including the FRF notes, its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $117 million pending resolution of the appeals process. The Company believes the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

     For further information concerning the District Court Case and a second lawsuit filed on December 26, 1995, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States, see Note 4, notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.



Item 6(a).  Exhibits

                                                 Page herein or incorporated
     Exhibit number and description              by reference from
     ------------------------------              ---------------------------

     (4) (c) Indenture supplement dated          Filed as Exhibit 4.5 to the
             April 3, 2000 among Pulte           Registrant's Registration
             Corporation, Bank One Trust         Statement on Form S-4
             Company, National Association       (Registration Statement No.
             (as successor Trustee to The        333-36814)
             First National Bank of Chicago),
             and certain subsidiaries of
             Pulte Corporation

         (d) Registration Rights Agreement       Filed as Exhibit 4.17 to the
             dated April 3, 2000 among           Registrant's Registration
             Pulte Corporation, Merrill          Statement on Form S-4
             Lynch, Pierce, Fenner & Smith       (Registration Statement No.
             Incorporated, as the Initial        333-36814)
             Purchaser Representative.

     (27)    Financial Data Schedule             35

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

                                      Date: May 15, 2000





