Form 10-Q
period 2000-06-30
PULTE CORP
filed 2000-08-14
CIK 822416

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                   YES   X    NO
                                       -----    -----

Number of shares of common stock outstanding as of July 31, 2000: 40,363,508

                                 Total pages: 38

                             Listing of exhibits: 37



================================================================================

                                PULTE CORPORATION

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------

 PART I    FINANCIAL INFORMATION


  ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets, June 30, 2000 and December 31, 1999..........        3

  Consolidated Statements of Income, for the Three and Six Months Ended
   June 30, 2000 and 1999.............................................................        4

  Consolidated Statements of Shareholders' Equity, for the Six Months Ended
   June 30, 2000 and 1999.............................................................        5

  Consolidated Statements of Cash Flows, for the Six Months Ended
   June 30, 2000 and 1999.............................................................        6

  Notes to Condensed Consolidated Financial Statements................................        8

  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................................        23

  ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................        35

 PART II   OTHER INFORMATION

  ITEM 1   LEGAL PROCEEDINGS..........................................................        36

  ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................        37

  ITEM 6   EXHIBITS...................................................................        37

SIGNATURES............................................................................        38


                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                                PULTE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($000'S OMITTED)

                                                                               JUNE 30,           DECEMBER 31,
                                                                                 2000                1999
                                                                             -------------       -------------
                                                                              (UNAUDITED)            (NOTE)

ASSETS

Cash and equivalents.................................................        $    30,715          $    51,718
Unfunded settlements.................................................             39,376               53,544
House and land inventories...........................................          1,983,751            1,792,733
Residential mortgage loans available-for-sale........................            148,836              218,062
Other assets.........................................................            471,966              331,744
Deferred income taxes................................................             55,381               57,224
Discontinued operations..............................................             93,569               91,772
                                                                             -----------          -----------
   Total assets......................................................        $ 2,823,594          $ 2,596,797
                                                                             ===========          ===========



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities, including book overdrafts
      of $121,173 and $113,335 in 2000 and 1999, respectively........        $   714,348          $   694,826
   Unsecured short-term borrowings...................................             96,000                7,000
   Collateralized short-term debt, recourse solely to applicable
      subsidiary assets..............................................            142,029              206,959
   Income taxes......................................................              5,206               11,769
   Subordinated debentures and senior notes..........................            701,219              525,965
   Discontinued operations...........................................             57,528               56,959
                                                                             -----------          -----------
      Total liabilities..............................................          1,716,330            1,503,478
Shareholders' equity.................................................          1,107,264            1,093,319
                                                                             -----------          -----------
                                                                             $ 2,823,594          $ 2,596,797
                                                                             ===========          ===========



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













     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

REVENUES:

   Homebuilding........................................    $  971,993   $  821,317    $ 1,737,581   $ 1,488,140
   Financial services, interest and other..............        10,535       12,423         20,700        27,169
   Corporate ..........................................            56          412            122         1,310
                                                           ----------   ----------    -----------   -----------
             Total revenues............................       982,584      834,152      1,758,403     1,516,619
                                                           ----------   ----------    -----------   -----------
EXPENSES:
   Homebuilding, principally cost of sales.............       886,359      759,746      1,606,568     1,388,305
   Financial services, interest and other..............         7,098        7,346         13,796        14,891
   Corporate, net......................................        13,276        9,323         23,257        17,957
                                                           ----------   ----------    -----------   -----------
             Total expenses............................       906,733      776,415      1,643,621     1,421,153
                                                           ----------   ----------    -----------   -----------
OTHER INCOME:
   Equity in income of Pulte-affiliates................         1,639          297          2,170         2,160
                                                           ----------   ----------    -----------   -----------
Income from continuing operations before income
   taxes...............................................        77,490       58,034        116,952        97,626
Income taxes ..........................................        29,830       20,971         45,023        36,609
                                                         ------------    ---------    ----------     ---------
Income from continuing operations......................        47,660       37,063         71,929        61,017
Income from discontinued operations....................            32           53             99           429
                                                           ----------   ----------    -----------   -----------
Net income ............................................    $   47,692   $   37,116    $    72,028    $   61,446
                                                           ==========   ==========    ===========    ==========

PER SHARE DATA:
   Basic:
     Income from continuing operations.................    $     1.16   $      .86    $      1.72   $      1.41
     Income from discontinued operations...............             -            -              -           .01
                                                           ----------   ----------    -----------   -----------
     Net income........................................    $     1.16   $      .86    $      1.72   $      1.42
                                                           ==========   ==========    ===========   ===========
   Assuming dilution:
     Income from continuing operations.................    $     1.15   $      .85    $      1.71   $      1.37
     Income from discontinued operations...............             -            -              -           .01
                                                           ----------   ----------    -----------   -----------
     Net income........................................    $     1.15   $      .85    $      1.71   $      1.38
                                                           ==========   ==========    ===========   ===========
   Cash dividends declared.............................    $      .04   $      .04    $       .08   $       .08
                                                           ==========   ==========    ===========   ===========
   Number of shares used in calculation:
     Basic:
        Weighted-average common shares outstanding.....        41,053       43,245        41,875         43,239
     Assuming dilution:
        Effect of dilutive securities - stock options..           516          593           355          1,376
                                                           ----------   ----------    ----------     ----------
        Adjusted weighted-average common shares
              and effect of dilutive securities........        41,569       43,838        42,230         44,615
                                                           ==========   ==========    ==========     ==========





     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                                       ACCUMULATED
                                                                                          OTHER
                                                                       ADDITIONAL     COMPREHENSIVE
                                                          COMMON        PAID-IN          INCOME       RETAINED
                                                          STOCK         CAPITAL          (LOSS)       EARNINGS         TOTAL
                                                        --------     ------------    --------------  -----------    -----------

SHAREHOLDERS' EQUITY, DECEMBER 31, 1999.......          $    433     $    77,070     $      (259)    $ 1,016,075    $ 1,093,319
Exercise of stock options.....................                 3           6,507               -               -          6,510
Cash dividends declared.......................                                 -               -          (3,336)        (3,336)
Stock repurchases.............................               (31)         (5,649)              -         (55,774)       (61,454)
Comprehensive income:
    Net income................................                 -               -               -          72,028         72,028
    Foreign currency translation adjustments..                 -               -             197               -            197
                                                                                                                    -----------
Total comprehensive income....................                                                                           72,225
                                                        --------     -----------     -----------     -----------    -----------
SHAREHOLDERS' EQUITY, JUNE 30, 2000...........          $    405     $    77,928     $       (62)    $ 1,028,993    $ 1,107,264
                                                        ========     ===========     ===========     ===========    ===========



SHAREHOLDERS' EQUITY, DECEMBER 31, 1998.......          $    432     $    75,051     $     1,130     $   844,829    $   921,442
Exercise of stock options.....................                 -           1,659               -               -          1,659
Cash dividends declared.......................                 -               -               -          (3,459)        (3,459)
Comprehensive income:
    Net income................................                 -               -               -          61,446         61,446
    Change in unrealized gains on securities
     available-for-sale, net of income taxes..                 -               -          (1,130)              -         (1,130)
    Foreign currency translation adjustments..                 -               -             233               -            233
                                                                                                                    -----------
Total comprehensive income....................                                                                           60,549
                                                        --------     -----------     -----------     -----------    -----------
SHAREHOLDERS' EQUITY, JUNE 30, 1999...........          $    432     $    76,710     $       233     $   902,816    $   980,191
                                                        ========     ===========     ===========     ===========    ===========





















     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        2000          1999
                                                                                    ----------    ----------

CONTINUING OPERATIONS:
Cash flows from operating activities:
    Income from continuing operations...................................           $   71,929     $   61,017
    Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
          Amortization, depreciation and other..........................                7,531          6,107
          Deferred income taxes.........................................               (6,479)        (1,402)
          Gain on sale of securities....................................                    -         (1,664)
          Increase (decrease) in cash due to:
                  Inventories...........................................             (301,293)      (268,606)
                  Residential mortgage loans available-for-sale.........               69,226         73,508
                  Other assets..........................................              (17,828)       (64,341)
                  Accounts payable and accrued liabilities..............               19,486         62,517
                  Income taxes..........................................                2,536          5,732
                                                                                   ----------     ----------
Net cash used in operating activities...................................             (154,892)      (127,132)
                                                                                   ----------     ----------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale.................                    -         27,886
    Principal payments of mortgage-backed securities....................                    -          1,490
    Other, net..........................................................                 (865)          (567)
                                                                                   ----------     ----------
Net cash provided by (used in) investing activities.....................                 (865)        28,809
                                                                                   ----------     ----------

Cash flows from financing activities:
    Payment of long-term debt and bonds.................................                    -        (28,077)
    Proceeds from borrowings............................................              264,157        112,800
    Repayment of borrowings.............................................              (70,487)       (84,558)
    Stock repurchases...................................................              (61,454)             -
    Dividends paid......................................................               (3,336)        (3,459)
    Other, net..........................................................                5,874          1,636
                                                                                   ----------     ----------
Net cash provided by (used in) financing activities.....................              134,754         (1,658)
                                                                                   ----------     ----------
Net decrease in cash and equivalents - continuing operations............              (21,003)       (99,981)
                                                                                   ----------     ----------

                                PULTE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        2000          1999
                                                                                    ----------    ----------

DISCONTINUED OPERATIONS:
Cash flows from operating activities:
    Income from discontinued operations.................................           $       99     $      429
    Change in deferred taxes............................................                8,322          7,451
    Change in income taxes..............................................               (8,237)        (7,258)
    Other changes, net..................................................                1,869          1,217
Cash flows from investing activities:
    Purchase of securities available-for-sale...........................                    -            219
    Increase in Covered Assets and FSLIC Resolution Fund receivables....               (1,844)        (1,971)
                                                                                   ----------     ----------
Net increase in cash and equivalents-discontinued operations............                  209             87
                                                                                   ----------     ----------

Net decrease in cash and equivalents....................................              (20,794)       (99,894)
Cash and equivalents at beginning of period.............................               51,797        125,329
                                                                                   ----------     ----------

Cash and equivalents at end of period...................................           $   31,003     $   25,435
                                                                                   ==========     ==========

Cash - continuing operations............................................           $   30,715     $   25,217
Cash - discontinued operations..........................................                  288            218
                                                                                   ----------     ----------
                                                                                   $   31,003     $   25,435
                                                                                   ==========     ==========
Supplemental disclosure of cash flow information-
   cash paid during the period for:
      Interest, net of amount capitalized...............................           $   14,752     $   12,078
                                                                                   ==========     ==========
      Income taxes.....................................................            $   38,265     $   30,956
                                                                                   ==========     ==========




















     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                ($000'S OMITTED)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the "Company" or "Pulte"), and all of its significant subsidiaries. The Company's direct subsidiaries include Pulte Financial Companies, Inc. (PFCI), Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged primarily in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The Company's comprehensive income (loss) other than net income consists of unrealized gains (losses) on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended June 30, 2000 and 1999, the Company's comprehensive income other than net income amounted to $224 and $226, respectively, net of tax provision of $(30) and $0, respectively. For the six months ended June 30, 2000 and 1999, the Company's comprehensive income (loss) other than net income amounted to $197 and $(897), respectively, net of tax benefit of $(18) and $(772), respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

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

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

2.   DISCONTINUED OPERATIONS (CONTINUED)

     Although the Company in 1994 expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and, as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

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

     Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three and six months ended June 30, 2000, amounted to $961 and $1,886 respectively. Revenues for the comparable periods of 1999 were $915 and $2,085, respectively. For the three and six months ended June 30, 2000 discontinued thrift operations provided after-tax income of $32 and $99, respectively. After-tax income for the comparable periods of 1999 was $53 and $429, respectively.

3.   SEGMENT INFORMATION

     The Company has three reportable segments: Homebuilding, Financial Services and Corporate.

     The Company's Homebuilding segment consists of the following three business units:

     - Domestic Homebuilding, the Company's core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up and active adult home buyer groups.

     - International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of housing on such land in Mexico and Puerto Rico.

     - Active Adult Homebuilding is engaged in the development of amenitized, age-targeted and age-qualified communities throughout the continental United States appealing to a growing demographic group in their pre-retirement and retirement years.

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

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

    3.   SEGMENT INFORMATION (CONTINUED)


                                                                        OPERATING DATA BY SEGMENT

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

Revenues:
   Homebuilding......................................      $  971,993   $  821,317    $ 1,737,581   $ 1,488,140
   Financial Services................................          10,535       12,423         20,700        27,169
   Corporate ........................................              56          412            122         1,310
                                                           ----------   ----------    -----------   -----------
        Total revenues...............................         982,584      834,152      1,758,403     1,516,619
                                                           ----------   ----------    -----------   -----------
Cost of sales:
   Homebuilding......................................         790,292      680,220      1,420,973     1,235,908
                                                           ----------   ----------    -----------   -----------
Selling, general and administrative:
   Homebuilding......................................          88,504       73,341        171,269       140,627
   Financial Services................................           5,487        5,481         10,459        10,887
   Corporate ........................................           3,405        1,394          4,972         3,428
                                                           ----------   ----------    -----------   -----------
        Total selling, general and administrative....          97,396       80,216        186,700       154,942
                                                           ----------   ----------    -----------   -----------
Interest:
   Homebuilding......................................           6,489        5,429         11,567         9,574
   Financial Services................................           1,611        1,715          3,287         3,754
   Corporate ........................................           7,949        5,199         13,681         9,716
                                                           ----------   ----------    -----------   -----------
        Total interest...............................          16,049       12,343         28,535        23,044
                                                           ----------   ----------    -----------   -----------
Other expense, net:
   Homebuilding......................................           1,075          756          2,760         2,196
   Financial Services................................               -          150             50           250
   Corporate ........................................           1,921        2,730          4,603         4,813
                                                           ----------   ----------    -----------   -----------
        Total other expense, net.....................           2,996        3,636          7,413         7,259
                                                           ----------   ----------    -----------   -----------

Total costs and expenses.............................         906,733      776,415      1,643,621     1,421,153
                                                           ----------   ----------    -----------   -----------

Equity in income of joint ventures:
   Homebuilding......................................           1,639          297          2,170         2,160
                                                           ----------   ----------    -----------   -----------
Income (loss) before income taxes:
   Homebuilding......................................          87,272       61,868        133,182       101,995
   Financial Services................................           3,437        5,077          6,904        12,278
   Corporate ........................................         (13,219)      (8,911)       (23,134)      (16,647)
                                                           ----------   ----------    -----------   -----------

Total income before income taxes.....................      $   77,490   $   58,034    $   116,952   $    97,626
                                                           ==========   ==========    ===========   ===========


                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

3.   SEGMENT INFORMATION (CONTINUED)


                                                                      ASSET DATA BY SEGMENT
                                                                       FINANCIAL
                                                 HOMEBUILDING       SERVICES       CORPORATE              TOTAL
                                                 ------------       --------       ---------              -----
     AT JUNE 30, 2000:
         Inventory.........................    $    1,983,751      $        -       $        -         $ 1,983,751
                                                                                                       ===========
         Identifiable assets...............         2,452,221         173,449          104,355         $ 2,730,025
         Assets of discontinued operations.                                                                 93,569
                                                                                                       -----------
         Total assets......................                                                            $ 2,823,594
                                                                                                       ===========
    AT DECEMBER 31, 1999:
         Inventory.........................    $    1,792,733      $        -       $        -         $ 1,792,733
                                                                                                       ===========
         Identifiable assets...............         2,175,424         237,318           92,283         $ 2,505,025
         Assets of discontinued operations.                                                                 91,772
                                                                                                       -----------
         Total assets......................                                                            $ 2,596,797
                                                                                                       ===========


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

     On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the
     FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently about 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed the decision to the Sixth Circuit Court of Appeals. The Company believes that the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes that the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

     On January 10, 2000, First Heights filed a lawsuit in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest the FDIC is obligated to pay First Heights on two promissory notes which had been executed by FDIC's predecessor, the FSLIC. The FDIC filed a motion to dismiss the case and on April 12, 2000, the District Court dismissed First Heights' complaint. First Heights has appealed the Court's ruling to the Sixth Circuit Court of Appeals.

     The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case should they be upheld.

5.   DEBT

     In March 2000, the Company entered into a $25,000 revolving credit facility which can be canceled at the Company's discretion. The Company's unsecured revolving credit facilities totaled $400,000 at June 30, 2000.

     In April 2000, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $175,000 of 9.5% Senior Notes due in 2003. Effective May 26, 2000, the Company filed an S-4 Registration Statement with the Securities and Exchange Commission, offering to exchange the original unregistered Notes for registered Notes. This exchange was completed subsequent to the end of the second quarter. The terms of the new notes are substantially identical to those of the original notes. Net proceeds received from the sale were used to repay short-term borrowings under unsecured bank credit arrangements and for general corporate purposes.

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Company has the following outstanding Senior Note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $115,000, 8.375%,
     due 2004, (4) $125,000, 7.3%, due 2005, and (5) $150,000, 7.625%, due 2017.
     Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned domestic and active adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC, First Heights and PFCI.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JUNE 30, 2000


                                                          UNCONSOLIDATED
                                          ---------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE         GUARANTOR     NON-GUARANTOR   ELIMINATING      PULTE
                                            CORPORATION     SUBSIDIARIES   SUBSIDIARIES      ENTRIES      CORPORATION
                                            -----------     ------------   ------------      -------      -----------

ASSETS

Cash and equivalents....................    $         -     $    26,978    $     3,737   $          -     $    30,715
Unfunded settlements....................              -          41,211         (1,835)             -          39,376
House and land inventories..............              -       1,948,734         35,017              -       1,983,751
Residential mortgage loans and other
   securities available-for-sale........              -               -        148,836              -         148,836
Land held for sale and future
   development..........................              -         162,728              -              -         162,728
Other assets............................         22,702         216,061         70,475              -         309,238
Deferred income taxes...................         55,381               -              -              -          55,381
Discontinued operations.................              -               -         93,569              -          93,569
Investment in subsidiaries..............      1,383,137          22,487      1,390,131     (2,795,755)              -
Advances receivable - subsidiaries......        566,148             965         38,872       (605,985)              -
                                            -----------     -----------    -----------   -------------    -----------
                                            $ 2,027,368     $ 2,419,164    $ 1,778,802   $ (3,401,740)    $ 2,823,594
                                            ===========     ===========    ===========   ============     ===========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued liabilities     $   91,185    $    564,122    $    59,041   $          -     $   714,348
Unsecured short-term borrowings.........         96,000               -              -              -          96,000
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets             -               -        142,029              -         142,029
Income taxes............................          5,206               -              -              -           5,206
Subordinated debentures and senior notes        662,065          18,154         21,000              -         701,219
Discontinued operations.................              -               -         57,528              -          57,528
Advances payable - subsidiaries.........         65,648         452,819         87,518       (605,985)              -
                                            -----------    ------------    -----------   ------------     -----------
      Total liabilities.................        920,104       1,035,095        367,116       (605,985)      1,716,330
Shareholders' equity....................      1,107,264       1,384,069      1,411,686     (2,795,755)      1,107,264
                                            -----------     -----------    -----------   ------------     -----------
                                            $ 2,027,368     $ 2,419,164    $ 1,778,802   $ (3,401,740)    $ 2,823,594
                                            ===========     ===========    ===========   ============     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)

6.   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                           UNCONSOLIDATED
                                            ---------------------------------------------
                                                                                                          CONSOLIDATED
                                               PULTE          GUARANTOR     NON-GUARANTOR   ELIMINATING      PULTE
                                            CORPORATION      SUBSIDIARIES   SUBSIDIARIES      ENTRIES     CORPORATION
                                            -----------      ------------   -------------     -------     -----------

ASSETS

Cash and equivalents....................... $         50     $   44,206    $      7,462  $          -     $      51,718
Unfunded settlements.......................            -         60,143          (6,599)            -            53,544
House and land inventories.................            -      1,760,581          32,152             -         1,792,733
Residential mortgage loans
  available-for-sale.......................            -              -         218,062             -           218,062
Land held for sale and future development..            -         52,453               -             -            52,453
Other assets...............................       21,109        206,327          51,855             -           279,291
Deferred income taxes......................       57,224              -               -             -            57,224
Discontinued operations....................            -              -          91,772             -            91,772
Investment in subsidiaries.................    1,298,676         19,904       1,302,700    (2,621,280)                -
Advances receivable - subsidiaries.........      354,211          3,898          40,571      (398,680)                -
                                            ------------    -----------    ------------  ------------     -------------
                                            $  1,731,270    $ 2,147,512    $  1,737,975  $ (3,019,960)    $   2,596,797
                                            ============    ===========    ============  ============     =============
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
  liabilities.............................. $     86,526    $   554,745    $     53,555  $          -     $     694,826
Unsecured short-term borrowings............        7,000              -               -             -             7,000
Collateralized short-term debt, recourse
   solely to applicable subsidiary assets..            -              -         206,959             -           206,959
Income taxes...............................       11,769              -               -             -            11,769
Subordinated debentures and senior
   notes...................................      487,690         17,275          21,000             -           525,965
Discontinued operations....................            -              -          56,959             -            56,959
Advances payable - subsidiaries............       44,966        274,390          79,324      (398,680)                -
                                            ------------    -----------    ------------  ------------     -------------
     Total liabilities.....................      637,951        846,410         417,797      (398,680)        1,503,478
Shareholders' equity.......................    1,093,319      1,301,102       1,320,178    (2,621,280)        1,093,319
                                            ------------    -----------    ------------  ------------     -------------
                                            $  1,731,270    $ 2,147,512    $  1,737,975  $ (3,019,960)    $   2,596,797
                                            ============    ===========    ============  ============     =============


                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                         UNCONSOLIDATED
                                            -------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   -------------   -----------    ------------
REVENUES:
  Homebuilding..............................   $      -     $ 1,730,239       $  7,342      $       -     $ 1,737,581
  Financial services, interest and other....          -               -         20,700              -          20,700
  Corporate.................................         92              30              -              -             122
                                               --------     -----------       --------      ---------     -----------
Total revenues..............................         92       1,730,269         28,042              -       1,758,403
                                               --------     -----------       --------      ---------     -----------

EXPENSES:
  Homebuilding:
   Cost of sales............................          -       1,414,354          6,619              -       1,420,973
   Selling, general and administrative and
     other expense..........................        547         183,983          1,065              -         185,595
  Financial services, interest and other....          -               -         13,796              -          13,796
  Corporate, net............................     20,749           3,504           (996)             -          23,257
                                               --------     -----------       --------      ---------     -----------
Total expenses..............................     21,296       1,601,841         20,484              -       1,643,621
                                               --------     -----------       --------      ---------     -----------

OTHER INCOME:
Equity in income of Pulte-affiliates........          -               -          2,170              -           2,170
                                               --------     -----------       --------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
   of subsidiaries..........................    (21,204)        128,428          9,728              -         116,952
Income taxes (benefit)......................     (9,951)         49,932          5,042              -          45,023
                                               --------     -----------       --------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries...    (11,253)         78,496          4,686              -          71,929
Income (loss) from discontinued operations..       (884)              -            983              -              99
                                               --------     -----------       --------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries...........................    (12,137)         78,496          5,669              -          72,028
                                               --------     -----------       --------      ---------     -----------

Equity in income of subsidiaries:
  Continuing operations.....................     83,182           4,285         84,462       (171,929)              -
  Discontinued operations...................        983               -              -           (983)              -
                                               --------     -----------       --------      ---------     -----------
                                                 84,165           4,285         84,462       (172,912)              -
                                               --------     -----------       --------      ---------     -----------
Net income..................................   $ 72,028     $    82,781       $ 90,131      $(172,912)    $    72,028
                                               ========     ===========       ========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)


6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)


                      CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 2000


                                                          UNCONSOLIDATED
                                            -------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   ------------      -------       -----------
REVENUES:
 Homebuilding...............................   $      -      $  967,291       $  4,702      $       -     $   971,993
 Financial services, interest and other.....          -               -         10,535              -          10,535
 Corporate..................................         56               -              -              -              56
                                               --------      ----------       --------      ---------     -----------
Total revenues..............................         56         967,291         15,237              -         982,584
                                               --------      ----------       --------      ---------     -----------

EXPENSES:
 Homebuilding:
  Cost of sales.............................          -         785,990          4,302              -         790,292
  Selling, general and administrative and
    other expense...........................        320          95,670             77              -          96,067
  Financial services, interest and other....          -               -          7,098              -           7,098
  Corporate, net............................     11,540           1,701             35              -          13,276
                                               --------      ----------       --------      ---------     -----------
Total expenses..............................     11,860         883,361         11,512              -         906,733
                                               --------      ----------       --------      ---------     -----------

OTHER INCOME:
Equity in income of Pulte-affiliates........          -               -          1,639              -           1,639
                                               --------      ----------       --------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
   of subsidiaries..........................    (11,804)         83,930          5,364              -          77,490
Income taxes (benefit)......................     (5,037)         32,318          2,549              -          29,830
                                               --------      ----------       --------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries...     (6,767)         51,612          2,815              -          47,660
Income (loss) from discontinued operations..       (476)              -            508              -              32
                                               --------      ----------       --------      ---------     -----------
Income (loss) before equity in income
   of subsidiaries..........................     (7,243)         51,612          3,323              -          47,692
                                               --------      ----------       --------      ---------     -----------

Equity in income of subsidiaries:
   Continuing operations....................     54,427           2,132         54,285       (110,844)              -
   Discontinued operations..................        508               -              -           (508)              -
                                               --------      ----------       --------      ---------     -----------
                                                 54,935           2,132         54,285       (111,352)              -
                                               --------      ----------       --------      ---------     -----------
Net income..................................   $ 47,692      $   53,744       $ 57,608      $(111,352)    $    47,692
                                               ========      ==========       ========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)


6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                         UNCONSOLIDATED
                                            --------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------  --------------   -----------     -----------

REVENUES:
  Homebuilding..............................   $      -      $ 1,473,624      $ 14,516      $       -     $ 1,488,140
  Financial services, interest and other ...          -                -        27,169              -          27,169
  Corporate.................................         75                -         1,235              -           1,310
                                               --------      -----------      --------      ---------     -----------
Total revenues..............................         75        1,473,624        42,920              -       1,516,619
                                               --------      -----------      --------      ---------     -----------

EXPENSES:
  Homebuilding:
   Cost of sales............................          -        1,222,238        13,670              -       1,235,908
   Selling, general and administrative and
     other expense..........................        707          150,438         1,252              -         152,397
  Financial services, interest and other ...          -                -        14,891              -          14,891
  Corporate, net............................     16,012            1,449           496              -          17,957
                                               --------      -----------      --------      ---------     -----------
Total expenses..............................     16,719        1,374,125        30,309              -       1,421,153
                                               --------      -----------      --------      ---------     -----------

OTHER INCOME:
Equity in income of Pulte-affiliates........          -              816         1,344              -           2,160
                                               --------      -----------      --------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
   of subsidiaries..........................    (16,644)         100,315        13,955              -          97,626
Income taxes (benefit)......................     (7,972)          38,471         6,110              -          36,609
                                               --------      -----------      --------      ---------     -----------
Income (loss) from continuing operations
  before equity in income
   of subsidiaries..........................     (8,672)          61,844         7,845              -          61,017
Income (loss) from discontinued operations..       (728)               -         1,157              -             429
                                               --------      -----------      --------      ---------     -----------
Income (loss) before equity in income
   of subsidiaries.......................        (9,400)          61,844         9,002              -          61,446
                                               --------      -----------      --------      ---------     -----------

Equity in income of subsidiaries:
  Continuing operations.....................     69,689            6,578        63,570       (139,837)              -
  Discontinued operations...................      1,157                -             -         (1,157)              -
                                               --------      -----------      --------      ---------     -----------
                                                 70,846            6,578        63,570       (140,994)              -
                                               --------      -----------      --------      ---------     -----------
Net income..................................   $ 61,446      $    68,422      $ 72,572      $(140,994)    $    61,446
                                               ========      ===========      ========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                     CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999


                                                           UNCONSOLIDATED
                                           ---------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   ------------      -------       -----------

REVENUES:
  Homebuilding...............................  $      -      $  815,124       $  6,193      $       -     $   821,317
  Financial services, interest and other.....         -               -         12,423              -          12,423
  Corporate..................................         2               -            410              -             412
                                               --------      ----------       --------      ---------     -----------
Total revenues...............................         2         815,124         19,026              -         834,152
                                               --------      ----------       --------      ---------     -----------

EXPENSES:
  Homebuilding:
   Cost of sales.............................         -         674,479          5,741              -         680,220
   Selling, general and administrative and
     other expense...........................       432          79,201           (107)             -          79,526
  Financial services, interest and other.....         -               -          7,346              -           7,346
  Corporate, net.............................     8,953             686           (316)             -           9,323
                                               --------      ----------       --------      ---------     -----------
Total expenses...............................     9,385         754,366         12,664              -         776,415
                                               --------      ----------       --------      ---------     -----------

OTHER INCOME:
Equity in income (loss) of Pulte-affiliates..         -             560           (263)             -             297
                                               --------      ----------     ----------      ---------       ---------
Income (loss) from continuing operations
  before income taxes and equity in income
   of subsidiaries...........................    (9,383)         61,318          6,099              -          58,034
Income taxes (benefit).......................    (5,208)         23,547          2,632              -          20,971
                                               --------      ----------       --------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries....    (4,175)         37,771          3,467              -          37,063
Income (loss) from discontinued operations...      (477)              -            530              -              53
                                               --------      ----------       --------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries............................    (4,652)         37,771          3,997              -          37,116
                                               --------      ----------       --------      ---------     -----------

Equity in income of subsidiaries:
  Continuing operations......................    41,238           3,130         38,517        (82,885)              -
  Discontinued operations....................       530               -              -           (530)              -
                                               --------      ----------       --------      ---------     -----------
                                                 41,768           3,130         38,517        (83,415)              -
                                               --------      ----------       --------      ---------     -----------
Net income...................................  $ 37,116      $   40,901       $ 42,514      $ (83,415)    $    37,116
                                               ========      ==========       ========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                          CONSOLIDATING STATEMENT OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                      UNCONSOLIDATED
                                                       -----------------------------------------------
                                                                                                                    CONSOLIDATED
                                                          PULTE         GUARANTOR    NON-GUARANTOR   ELIMINATING        PULTE
                                                       CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                       -----------    ------------   -------------   -----------    ------------
CONTINUING OPERATIONS:
Cash flows from operating activities:
  Income from continuing operations..............       $   71,929      $   82,781     $   89,148      $(171,929)     $   71,929
  Adjustments to reconcile income from
    continuing operations to net cash flows
    provided by (used in) operating activities:
     Equity in income of subsidiaries............          (83,182)         (4,285)       (84,462)       171,929               -
     Amortization, depreciation and other........               97           7,958           (524)             -           7,531
     Deferred income taxes.......................           (6,479)              -              -              -          (6,479)
     Increase (decrease) in cash due to:
      Inventories................................                -        (298,428)        (2,865)             -        (301,293)
      Residential mortgage loans
       available-for-sale........................                -               -         69,226              -          69,226
      Other assets...............................           (1,593)          1,525        (17,760)             -         (17,828)
      Accounts payable and accrued liabilities...            3,861          14,845            780              -          19,486
      Income taxes...............................          (49,019)         49,918          1,637              -           2,536
                                                        ----------      ----------     ----------      ---------      ----------
Net cash provided by (used in) operating
 activities......................................          (64,386)       (145,686)        55,180              -        (154,892)
                                                        ----------      ----------     ----------      ---------      ----------
Cash flows from investing activities:
 Dividends received from subsidiaries............                -           2,000              -         (2,000)              -
 Investment in subsidiary........................             (100)           (308)             -            408               -
 Advances to affiliates..........................         (160,382)          2,933          1,699        155,750               -
 Other, net......................................                -               -           (865)             -            (865)
                                                        ----------      ----------     ----------       --------      ----------

Net cash provided by (used in) investing
 activities......................................         (160,482)          4,625            834        154,158            (865)
                                                        ----------      ----------     ----------       --------      ----------
Cash flows from financing activities:
 Proceeds from borrowings........................          263,278             879              -              -         264,157
 Repayment of borrowings.........................                -          (5,557)       (64,930)             -         (70,487)
 Capital contributions from parent...............                -               -            408           (408)              -
 Advances from affiliates........................           20,682         128,511          6,557       (155,750)              -
 Stock repurchases...............................          (61,454)              -              -              -         (61,454)
 Dividends paid..................................           (3,336)              -         (2,000)         2,000          (3,336)
 Other, net......................................            5,648               -            226              -           5,874
                                                        ----------      ----------     ----------       --------      ----------
Net cash provided by (used in)
 financing activities............................          224,818         123,833        (59,739)      (154,158)        134,754
                                                        ----------      ----------     ----------       --------      ----------
Net decrease in cash and
  equivalents - continuing operations............              (50)        (17,228)        (3,725)             -         (21,003)
                                                        ----------      ----------     ----------       --------      ----------

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000


                                                                  UNCONSOLIDATED
                                                --------------------------------------------
                                                                                                              CONSOLIDATED
                                                    PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                                 CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                 -----------    ------------   ------------    -----------     -----------

DISCONTINUED OPERATIONS:
Cash flows from operating activities:
 Income from discontinued
   operations..............................        $       99        $      -     $      983       $   (983)     $       99
 Change in deferred income taxes...........             8,322               -              -              -           8,322
 Equity in income of subsidiaries..........              (983)              -              -            983               -
 Change in income taxes....................            (8,237)              -              -              -          (8,237)
 Other, net................................               799               -          1,070              -           1,869

Cash flows from investing activities:
 Increase in Covered Assets and FRF
  receivables..............................                 -               -         (1,844)             -          (1,844)
                                                   ----------        --------     ----------       --------      ----------
Net increase in cash and equivalents-
  discontinued operations..................                 -               -            209              -             209
                                                   ----------        --------     ----------       --------      ----------
Net decrease in cash and equivalents.......               (50)        (17,228)        (3,516)             -         (20,794)
Cash and equivalents at beginning of
  period...................................                50          44,206          7,541              -          51,797
                                                   ----------        --------     ----------       --------      ----------
Cash and equivalents at end of period......        $        -        $ 26,978     $    4,025       $      -      $   31,003
                                                   ==========        ========     ==========       ========      ==========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                                              UNCONSOLIDATED
                                                      ------------------------------------------
                                                                                                                   CONSOLIDATED
                                                         PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING        PULTE
                                                      CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                      -----------    ------------   -------------   -----------    ------------
CONTINUING OPERATIONS:
Cash flows from operating activities:
  Income from continuing operations..............      $   61,017      $   68,422      $  71,415      $(139,837)     $   61,017
  Adjustments to reconcile income from
   continuing operations to net cash flows
    provided by (used in) operating activities:
     Equity in income of subsidiaries............         (69,689)         (6,578)       (63,570)       139,837               -
     Amortization, depreciation and other........              97           6,261           (251)             -           6,107
     Deferred income taxes.......................          (1,402)              -              -              -          (1,402)
     Gain on sale of securities..................               -               -         (1,664)             -          (1,664)
    Increase (decrease) in cash due to:
     Inventories.................................               -        (268,641)            35              -        (268,606)
     Residential mortgage loans
       available-for-sale........................               -               -         73,508              -          73,508
     Other assets................................           2,527         (59,865)        (7,003)             -         (64,341)
     Accounts payable and accrued liabilities....           2,598          55,637          4,282              -          62,517
     Income taxes................................         (37,855)         42,573          1,014              -           5,732
                                                       ----------      ----------      ---------      ---------      ----------
Net cash provided by (used in) operating
  activities.....................................         (42,707)       (162,191)        77,766              -        (127,132)
                                                       ----------      ----------      ---------      ---------      ----------
Cash flows from investing activities:
  Proceeds from sale of securities available-
   for-sale......................................               -               -         27,886              -          27,886
  Principal payments of mortgage-backed
   securities....................................               -               -          1,490              -           1,490
  Dividends received from subsidiaries...........           2,150          11,294              -        (13,444)              -
  Other, net.....................................               -               -           (567)             -            (567)
  Investment in subsidiary.......................          (4,358)         (5,725)             -         10,083               -
  Advances to affiliates.........................        (139,022)             (4)          (551)       139,577               -
                                                       ----------      ----------      ---------      ---------      ----------
Net cash provided by (used in) investing
  activities.....................................        (141,230)          5,565         28,258        136,216          28,809
                                                       ----------      ----------      ---------      ---------      ----------
Cash flows from financing activities:
  Payment of long-term debt and bonds............               -               -        (28,077)             -         (28,077)
  Proceeds from borrowings.......................         112,800               -              -              -         112,800
  Repayment of borrowings........................               -          (8,894)       (75,664)             -         (84,558)
  Capital contributions from parent..............               -           2,458          7,625        (10,083)              -
  Advances from affiliates.......................          (3,589)        139,835          3,331       (139,577)              -
  Dividends paid.................................          (3,459)              -        (13,444)        13,444          (3,459)
  Other, net.....................................           1,657              50            (71)             -           1,636
                                                       ----------      ----------      ---------      ---------      ----------
Net cash provided by (used in)
  financing activities...........................         107,409         133,449       (106,300)      (136,216)         (1,658)
                                                       ----------      ----------      ---------      ---------      ----------
Net decrease in cash and
  equivalents - continuing operations............      $  (76,528)     $  (23,177)     $    (276)     $       -      $  (99,981)
                                                       ----------      ----------      ---------      ---------      ----------

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                                         UNCONSOLIDATED
                                            -------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE          GUARANTOR   NON-GUARANTOR   ELIMINATING        PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   ------------    -----------     -----------

DISCONTINUED OPERATIONS:
Cash flows from operating activities:
  Income from discontinued
    operations..........................     $      429        $      -     $    1,157       $ (1,157)     $      429
  Change in deferred income taxes.......          7,451               -              -              -           7,451
  Equity in income of subsidiaries......         (1,157)              -              -          1,157               -
  Change in income taxes................         (7,258)              -              -              -          (7,258)
  Other changes, net....................            535               -            682              -           1,217

Cash flows from investing activities:
  Purchase of securities available-
   for-sale.............................              -               -            219              -             219
  Decrease in Covered Assets and FRF
   receivables..........................              -               -         (1,971)             -          (1,971)
                                             ----------        --------     ----------       --------      ----------
Net increase in cash and equivalents-
  discontinued operations...............              -               -             87              -              87
                                             ----------        --------     ----------       --------      ----------
Net decrease in cash and
  equivalents...........................        (76,528)        (23,177)          (189)             -         (99,894)
Cash and equivalents at beginning of
  period................................         76,555          46,109          2,665              -         125,329
                                             ----------        --------     ----------       --------      ----------
Cash and equivalents at end of period...     $       27        $ 22,932     $    2,476       $      -      $   25,435
                                             ==========        ========     ==========       ========      ==========



                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)

OVERVIEW:

A summary of the Company's operating results by business segment for the three and six month periods ended June 30, 2000 and 1999 is as follows:



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------
Pre-tax income (loss):
   Homebuilding operations...........................      $   87,272       61,868    $   133,182   $   101,995
   Financial Services operations.....................           3,437        5,077          6,904        12,278
   Corporate ........................................         (13,219)      (8,911)       (23,134)      (16,647)
                                                           -----------  ----------    ------------  -----------
Pre-tax income from continuing operations............          77,490       58,034        116,952        97,626
Income taxes ........................................         (29,830)     (20,971)       (45,023)      (36,609)
                                                           ----------   ----------    -----------   -----------
Income from continuing operations....................          47,660       37,063         71,929        61,017
Income from discontinued operations..................              32           53             99           429
                                                           ----------   ----------    -----------   -----------
Net income   ........................................      $   47,692   $   37,116    $    72,028   $    61,446
                                                           ==========   ==========    ===========   ===========
Per share data - assuming dilution:
 Income from continuing operations...................      $     1.15   $      .85    $      1.71   $      1.37
 Income from discontinued operations.................               -            -              -           .01
                                                           ----------   ----------    -----------   -----------
   Net income........................................      $     1.15   $     . 85    $      1.71   $      1.38
                                                           ==========   ==========    ===========   ===========



A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 2000 and 1999 is as follows:

- Pre-tax income of the Company's homebuilding business segment increased 41% and 31%, respectively, due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 34% and 26%, respectively. Domestic unit settlements increased 5% and 2%; domestic gross margins improved 150 and 110 basis points; and domestic average unit selling price increased by 8% and 9%, respectively.

- Pre-tax income of the Company's financial services business segment decreased 32% and 44%, respectively, as a result of competitive market conditions, an increase in non-funded brokered loans and an increase in consumer use of adjustable rate mortgages. In addition, the prior year's six month results include a net gain of approximately $1,700 as Pulte Financial Companies, Inc. (PFCI), a financing subsidiary of the Company, sold its remaining mortgage-backed securities portfolio during the first quarter of 1999.

- Pre-tax loss of the Company's corporate business segment increased $4,300 and $6,500, respectively, from the three and six month periods ended June 30, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $2,700 and $3,900, respectively, in the corporate net interest spread attributed to the support of the Company's short-term and long-term strategic operating goals, and a net increase of approximately $1,600 and $2,600, respectively, in other expense, primarily due to the continued funding of corporate strategic initiatives.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS:

The Company's Homebuilding segment consists of the following business units:

- Domestic Homebuilding operations are conducted in 41 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up and active adult home buyer.

- International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico. The Company has agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

- Active Adult operations acquire and develop major active adult residential communities. These amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years.

The Metropolitan Atlanta market accounted for 10% of the unit net new orders and unit settlements for the three and six month periods ended June 30, 2000. No other individual market within the Company's Homebuilding segment represented more than 10% of total segment net new orders, unit settlements or revenues during these periods.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three and six months ended June 30, 2000 and 1999, are as follows:


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

Pulte/Pulte-affiliate homebuilding revenues:
   Domestic..........................................     $   867,884   $  771,114     $1,543,300   $ 1,384,484
   International.....................................          44,682       19,127         74,239        54,438
   Active Adult......................................          99,407       75,510        186,939       146,697
                                                          -----------   ----------    -----------   -----------
Total homebuilding...................................     $ 1,011,973   $  865,751    $ 1,804,478   $ 1,585,619
                                                          ===========   ==========    ===========   ===========
Pre-tax income (loss):
        Domestic.....................................     $    78,491   $   58,375    $   118,404   $    94,146
        International................................           1,641         (609)         1,280           231
        Active Adult.................................           7,140        4,102         13,498         7,618
                                                          -----------   ----------    -----------   -----------
     Total Homebuilding operations...................     $    87,272   $   61,868    $   133,182   $   101,995
                                                          ===========   ==========    ===========   ===========

Pulte and Pulte-affiliate settlements - units:
   Domestic..........................................           4,367        4,174          7,860         7,681
   International:
        Pulte  ......................................              55           73             86           174
        Pulte-affiliated entities....................           2,089          849          3,585         2,716
                                                          -----------   ----------    -----------   -----------
        Total International..........................           2,144          922          3,671         2,890
                                                          -----------   ----------    -----------   -----------
   Active Adult:
        Pulte........................................             459          265            864           547
        Pulte-affiliated entity......................               -          152              -           279
                                                          -----------   ----------    -----------   -----------
        Total Active Adult...........................             459          417            864           826
                                                          -----------   ----------    -----------   -----------
Total Pulte and Pulte-affiliate settlements - units..           6,970        5,513         12,395        11,397
                                                          ===========   ==========    ===========   ===========

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

PULTE HOME CENTRAL:
    Great Lakes Region       Indiana, Kansas, Michigan, Missouri, Ohio
    Midwest Region           Illinois, Minnesota
    Texas Region             Texas

PULTE HOME WEST:
    Southwest Region         Arizona, Nevada
    Rocky Mountain Region    Colorado
    California Region        California


The following table presents selected unit information for Pulte's Domestic Homebuilding operations:



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

     Unit settlements:
        Pulte Home East..............................           2,074        2,070          3,813         3,765
        Pulte Home Central...........................           1,458        1,374          2,502         2,384
        Pulte Home West..............................             835          730          1,545         1,532
                                                           ----------   ----------    -----------   -----------
                                                                4,367        4,174          7,860         7,681
                                                           ==========   ==========    ===========   ===========


     Net new orders - units:
        Pulte Home East..............................           2,309        2,439          4,717         5,153
        Pulte Home Central...........................           1,389        1,630          3,222         3,285
        Pulte Home West..............................             918          808          1,921         1,794
                                                           ----------   ----------    -----------   -----------
                                                                4,616        4,877          9,860        10,232
                                                           ==========   ==========    ===========   ===========
     Net new orders - dollars                              $  955,000   $  929,000    $ 2,060,000   $ 1,931,000
                                                           ==========   ==========    ===========   ===========
     Backlog at June 30 - units:
        Pulte Home East..............................                                       3,346         3,655
        Pulte Home Central...........................                                       2,303         2,815
        Pulte Home West..............................                                       1,098         1,119
                                                                                      -----------   -----------
                                                                                            6,747         7,589
                                                                                      ===========   ===========

     Backlog at June 30 - dollars....................                                 $ 1,544,000   $ 1,482,000
                                                                                      ===========   ===========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)


HOMEBUILDING OPERATIONS (CONTINUED):

Domestic Homebuilding (continued):

During the three and six months ended June 30, 1999, the Company reported net new orders of 4,616 and 9,860, respectively, a decrease of 5% and 4%, respectively, from the record levels of the prior year. Strong performance in the California and Texas Regions was offset by declines in the Mid-Atlantic, Great Lakes and Midwest Regions. Unit settlements increased 5% for the quarter and 2% year-to-date, both records for their respective periods, reflecting strong activity in the Southeast, Florida, Rocky Mountain and Great Lakes Regions. Strong demand continued to drive vigorous order activity and record levels of backlog. These factors have contributed to the solid settlement activity that continued through the first six months of 2000. The Company's backlog at June 30, 2000 fell 842 units compared to a company record 7,589 units set June 30, 1999. Backlog value grew to an all-time record of $1,544,000.

The following table presents a summary of pre-tax income for Pulte's Domestic Homebuilding operations for the three and six months ended June 30, 2000 and 1999:



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Revenues.....................................      $  867,884   $  771,114    $ 1,543,300   $ 1,384,484
        Cost of sales................................        (705,617)    (638,115)    (1,263,717)   (1,149,203)
        Selling, general and administrative expense..         (77,528)     (69,480)      (149,132)     (131,960)
        Interest (A) ................................          (5,825)      (5,429)       (10,306)       (9,574)
        Other income (expense), net..................            (423)         285         (1,741)          399
                                                           ----------   ----------    -----------   -----------
        Pre-tax income...............................      $   78,491   $   58,375    $   118,404   $    94,146
                                                           ==========   ==========    ===========   ===========
        Average sales price..........................      $      199   $      185    $       196   $       180
                                                           ==========   ==========    ===========   ===========


(a)The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

Gross profit margins were 18.7% and 18.1%, respectively, for the three and six month periods ended June 30, 2000, compared to 17.2% and 17.0%, respectively, in the same period of the prior year. This increase can be attributed to continued strong customer demand, positive home pricing, favorable product mix and production efficiency gains.

As a percentage of sales, selling, general and administrative expenses increased 10 basis points for the three and six month periods ended June 30, 2000. This increase reflects increased construction related expenses including service related costs associated with a continuous focus on improving quality and an increase in compensation related expenses.

Other income (expense), net, includes gains on land sales and other homebuilding-related expenses. Other income (expense), net realized increased expenses of $708 and $2,140 for the quarter and year-to-date, respectively, as gains on sales of land were primarily offset by a writedown in the net realizable value of certain properties.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS (CONTINUED):

Domestic Homebuilding (continued):

The average selling price for the three and six month periods ended June 30, 2000, was $199 and $196, respectively, an increase from the average selling price of $185 and $180 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of products closed during a period.

At June 30, 2000, Pulte's Domestic Homebuilding operations controlled approximately 61,100 lots, of which approximately 37,300 lots were owned and approximately 23,800 lots were controlled through option agreements. Domestic Homebuilding inventory at June 30, 2000, was approximately $1,684,900 of which approximately $1,098,600 is related to land and land development.

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $36,200 at June 30, 2000. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak), is located in the city of Juarez. Condak is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems and Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. As of June 30, 2000, the Company's net investment in Condak approximated $20,800.

Desarrollos Residenciales Turisticos, S.A. de C.V., another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. This venture is expected to build more than 3,000 units over the next two years, supporting Pulte's strategic growth initiative in the Mexican housing market. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio, Leon and Zamora. At June 30, 2000, the Company's net investment in this joint venture approximated $5,700.

The following table presents selected financial data for Pulte's International Homebuilding operations for the three and six months ended June 30, 2000 and 1999.


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

     Pre-tax income (loss):
     Revenues........................................      $    4,702   $    6,193    $     7,342   $    14,516
     Cost of sales...................................          (4,302)      (5,741)        (6,619)      (13,670)
     Selling, general and administrative expense.....          (1,349)      (1,170)        (2,505)       (2,357)
     Other income, net...............................             951          372            892           398
     Equity in income of Mexico operations...........           1,639         (263)         2,170         1,344
                                                           ----------   ----------    -----------   -----------
     Pre-tax income (loss)...........................      $    1,641   $     (609)   $     1,280   $       231
                                                           ==========   ==========    ===========   ===========
     Unit settlements:
        Pulte........................................              55           73             86           174
        Pulte-affiliated entities....................           2,089          849          3,585         2,716
                                                           ----------   ----------    -----------   -----------
               Total Pulte and Pulte-affiliates......           2,144          922    $     3,671         2,890
                                                           ==========   ==========    ===========   ===========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS (CONTINUED):

International Homebuilding (continued):

The pre-tax income of $1,641 and $1,280 for the three and six month periods ended June 30, 2000, as compared to a pre-tax loss of $609 and pretax income of $231 for the three and six months ended June 30, 1999, was primarily a result of a strong rebound in mortgage funding activity. Foreign currency exchange losses in the Mexican operations amounted to $531 and $469, respectively, reflecting a slight increase in the value of the Mexican peso against the U.S. dollar.

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

Active Adult operations acquire and develop major active adult residential communities. These highly amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. As of June 30, 2000, the Company's Active Adult operations include 23 communities located in Arizona, California and Florida.

The following table presents selected financial data for Pulte's Active Adult Homebuilding operations for the three and six month periods ended June 30, 2000 and 1999. Data for 2000 includes the fully consolidated operating results of the Company's Active Adult operations through June 30, 2000. Prior year data reflects the Company's equity in income of the joint venture operations, and the fully consolidated operating results of the Company's other Active Adult operations, primarily DiVosta.


                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Pre-tax income:
          Revenues...................................      $   99,407   $   44,010    $   186,939   $    89,140
          Cost of sales..............................         (80,373)     (36,364)      (150,637)      (73,035)
          Selling, general and administrative expense          (9,627)      (2,691)       (19,632)       (6,310)
          Interest...................................            (664)           -         (1,261)            -
          Other expense, net.........................          (1,603)      (1,413)        (1,911)       (2,993)
          Equity in income of joint venture..........               -          560              -           816
                                                           ----------   ----------    -----------   -----------
          Pre-tax income.............................      $    7,140   $    4,102    $    13,498   $     7,618
                                                           ==========   ==========    ===========   ===========


                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)



HOMEBUILDING OPERATIONS (CONTINUED):

Active Adult Homebuilding (continued):                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Pulte and Pulte-affiliate:
          Average sales price........................      $      217   $      181    $       216   $       178
                                                           ==========   ==========    ===========   ===========
          Unit settlements...........................             459          417            864           826
                                                           ==========   ==========    ===========   ===========
          Net new orders - units.....................             543          495          1,262         1,046
                                                           ==========   ==========    ===========   ===========
          Net new orders - dollars...................      $  118,000   $  101,700    $   268,600   $   206,300
                                                           ==========   ==========    ===========   ===========
          Backlog at June 30 - units.................                                       1,083           767
                                                                                      ===========   ============
          Backlog at June 30 - dollars...............                                 $   233,500   $   161,100
                                                                                      ===========   ===========



Net new orders increased 10% and 21%, respectively, for the three and six month periods ended June 30, 2000. Unit settlements increased 10% and 5%, respectively. Backlog units increased 41% while backlog value increased 46%. This strong performance was a result of vigorous demand in Florida, along with an increase in the number of selling communities in Arizona and California.

The increase in revenues, cost of sales and selling, general and administrative expense in the first half of 2000, compared with the same periods in 1999, reflects the purchase of BRE's interest in the joint venture operations. Prior to the purchase, the Company accounted for these operations as an equity investment. During 2000, positive product mix, along with higher gross profit margins, contributed to significantly higher pre-tax income compared with 1999. Gross profit margins of 19.1% and 19.4% for the three and six month periods, respectively, include acquisition accounting adjustments related to the Company's purchase of BRE's 50% interest in the joint venture operations effective July 1, 1999. Excluding the impact of acquisition accounting, gross profit margins for the three and six month periods ended June 30 would have been 19.5% and 19.9%, respectively, compared with 17.4% and 18.1%, respectively, in 1999.

The following pro-forma information and related discussion provide a more meaningful comparison of the results of operations for the Active Adult operations. The pro-forma information presents selected financial data for Pulte's wholly-owned and joint venture operations as if they had been consolidated for both 2000 and 1999. It excludes costs related to the sale and subsequent repurchase of the joint venture operations, such as transaction costs and acquisition accounting adjustments.



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------
                                                                   PRO-FORMA                   PRO-FORMA
                                                           -----------------------    -------------------------
     Pro-forma financial summary:
        Revenues.......................................    $   99,407   $   75,510    $   186,939   $   146,697
        Cost of sales..................................       (80,022)     (62,391)      (149,765)     (120,032)
        Selling, general and administrative expense....        (9,627)      (6,249)       (19,632)      (14,045)
        Interest.......................................          (664)        (415)        (1,261)         (935)
        Other expense, net.............................        (1,603)      (1,681)        (1,911)       (3,021)
                                                           -----------  -----------   ------------  ------------
        Pre-tax income.................................    $    7,491   $    4,774    $    14,370   $     8,664
                                                           ==========   ==========    ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS (CONTINUED):

Active Adult Homebuilding (continued):

Pro-forma revenues increased 32% and 27%, respectively, for the three and six months ended June 30, 2000, compared with 1999, due to an increase in unit settlements and in average selling price. Pro-forma average selling price increased 20% and 21%, respectively, while pro-forma unit settlements increased 10% and 5%, respectively. Pro-forma gross profit margins increased 210 and 170 basis points, respectively, as a result of strong demand for housing and a favorable product mix. Pro-forma selling, general and administrative expense as a percent of revenues increased 140 and 90 basis points, respectively, as a result of costs incurred in the opening of new communities.

At June 30, 2000, Pulte's Active Adult Homebuilding operations controlled approximately 12,300 lots, of which approximately 6,000 lots were owned and approximately 6,300 were controlled through option agreements. Active Adult Homebuilding inventory at June 30, 2000, was approximately $241,300, of which approximately $198,000 is related to land and land development.

FINANCIAL SERVICES OPERATIONS:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through PFCI. Pre-tax income of the Company's financial services operations for the three and six month periods ended June 30, 2000 and 1999, is as follows:



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Pre-tax income (loss):
           Mortgage banking..........................      $    3,437   $    5,079    $     6,904   $    10,645
           Financing activities......................               -           (2)             -         1,633
                                                           ----------   ----------    -----------   -----------
               Pre-tax income........................      $    3,437   $    5,077    $     6,904   $    12,278
                                                           ==========   ==========    ===========   ===========




Mortgage Banking:

The following table presents mortgage origination data for PMC:


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Total originations:
           Loans.....................................           3,206        3,423          5,643         6,532
                                                           ==========   ==========    ===========   ===========
           Principal.................................      $  458,200   $  474,200    $   800,400   $   896,500
                                                           ==========   ==========    ===========   ===========
        Originations for Pulte customers:
           Loans.....................................           2,661        2,569          4,693         4,790
                                                           ==========   ==========    ===========   ===========
           Principal.................................      $  394,500   $  367,400    $   690,200   $   679,700
                                                           ==========   ==========    ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

FINANCIAL SERVICES OPERATIONS (CONTINUED):

Mortgage Banking (continued):

Mortgage origination unit volume for the three and six month periods ended June 30, 2000, decreased 6% and 14%, respectively, from the comparable 1999 periods. During the first six months of 2000, competitive market conditions and rising interest rates continued to decrease non-Pulte originations. Refinancings represented 2% of total loan originations for the six month period ended June 30, 2000, as compared to 7% of total loan originations for 1999. At June 30, 2000, loan application backlog increased 5% to $745,000 as compared with $710,000 at June 30, 1999. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC's strategy or use of derivative financial instruments in this regard.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, which is required to be adopted in years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001, but has not yet determined what effect SFAS No. 133 will have on its earnings and financial position.

During the three and six months ended June 30, 2000, origination fees increased 13% and 12%, respectively, over the comparable periods of the prior year. The increase in origination fees is primarily due to an increase in non-funded, brokered loans. Pricing and marketing gains decreased 31% and 34%, respectively, due primarily to lower servicing retained originations. Net interest income increased 1% for the six month period despite a 17% decline in funded production due to a wider yield curve. During the quarter net interest income decreased 18% as a result of a 10% drop in funded production and a higher cost of funds due to a new warehouse line that became effective March 31, 2000.

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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)
CORPORATE (CONTINUED):

The following table presents corporate results of operations for the three and six months ended June 30, 2000 and 1999:



                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

  Net interest expense...........................          $    7,893   $    5,197    $    13,559   $     9,641
  Other corporate expenses, net..................               5,326        3,714          9,575         7,006
                                                           ----------   ----------    -----------   -----------
  Loss before income taxes.......................          $   13,219   $    8,911    $    23,134   $    16,647
                                                           ==========   ==========    ===========   ===========



Pre-tax loss of the Company's corporate business segment increased $4,308 and $6,487, respectively, from the three and six month periods ended June 30, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $2,700 in net interest expense and a net increase of approximately $1,600 in other corporate expense, net. Year-to-date results reflect an increase of approximately $3,900 in net interest expense and an increase in other corporate expenses, net, of approximately $2,600. The increase in net interest expense is related to higher average use of the Company's unsecured revolving credit facility in addition to the issuance in April 2000 of $175,000 Senior Notes primarily related to increased working capital requirements of the homebuilding operations. Interest incurred for the three and six months periods ended June 30, 2000, excluding interest incurred by the Company's financial services operations, was approximately $16,500 and $30,200, respectively. Other corporate expenses, net, reflect the inclusion of one-time expenses of approximately $2,400 for the six months ended June 30, 2000, primarily for costs related to certain corporate strategic initiatives including the amendment of certain stock option participant agreements and losses incurred upon the settlement of a derivative contract.

Net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Information related to interest in inventory is as follows:


                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

  Interest in inventory at beginning of period...          $   21,901   $   18,534    $    19,092   $    16,356
  Interest capitalized...........................               8,608        7,366         16,495        13,689
  Interest expensed..............................              (6,489)      (5,429)       (11,567)       (9,574)
                                                           ----------   ----------    -----------   -----------
  Interest in inventory at end of period.........          $   24,020   $   20,471    $    24,020   $    20,471
                                                           ==========   ==========    ===========   ===========



LIQUIDITY AND CAPITAL RESOURCES :

Continuing Operations:

The Company's net cash used in operating activities amounted to $154,892, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in house inventory from levels at December 31, 1999. Net cash from investing activities decreased from a source of cash of $28,809 in 1999 to a use of cash of $865 due primarily to the sale of the underlying collateral of PFCI's mortgage-backed bond portfolio which was redeemed during the first quarter of 1999. Net cash from financing activities increased from a use of cash of $1,658 in 1999 to a source of cash of $134,754 in 2000. This increase primarily reflects the Company's issuance of $175,000 Senior Notes in April 2000 and higher borrowing levels under the Company's revolving credit facility to support the Company's strategic operating goals and to fund the Company's stock repurchase plan.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Continuing Operations (continued):

The Company finances its homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had $96,000 of borrowings under its $400,000 unsecured revolving credit facilities at June 30, 2000. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 2000, amounted to $250,000, an amount deemed adequate to cover foreseeable needs. There were approximately $136,000 of borrowings outstanding under the $250,000 PMC arrangement at June 30, 2000. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

At June 30, 2000, the Company had cash and equivalents of $30,715 and total long-term indebtedness of $701,219. The Company's total long-term indebtedness includes $662,065 of unsecured senior notes, a $21,000 unsecured promissory note and other Pulte limited recourse debt of $18,154. The Company also has other non-recourse short-term notes payable of $59,489 and First Heights advances of $760. The first $14,000 due under the $21,000 unsecured promissory note is payable during 2000.

The Company's income tax liabilities are affected by a number of factors. Management anticipates that the Company's effective tax rate for 2000 will be between 38% and 39%.

On January 20, 2000, the Company's Board of Directors approved a stock repurchase plan of up to $100,000. Shares will be purchased from time-to-time in the open market, depending upon market conditions. As of June 30, 2000, the Company had purchased 3,106,100 shares at an average price of $19.75 per share. The Company anticipates that it will continue to fund repurchases under the plan through cash flows from operations.

In March 2000, the Company entered into a $25,000 revolving credit facility which can be canceled at the Company's discretion. In April 2000 the Company sold, in a private placement, 9.5%, $175,000 Senior Notes due 2003 and subsequently filed an S-4 Registration Statement with the Securities and Exchange Commission in May 2000. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company's revolving bank credit arrangements and for general corporate purposes.

Sources of the Company's working capital at June 30, 2000, include its cash and equivalents, and its $400,000 committed unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financial sources, including securities offerings.

Discontinued Operations:

The Company's remaining investment in First Heights at June 30, 2000, approximated $30,300. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund (FRF). In order to expedite the wind-down of its thrift operations, the Company, with the approval of the Office of Thrift Supervision and the FDIC, funded First Heights' repayment of its remaining certificates of deposit with a loan of approximately $17,000 during the fourth quarter of 1998. Repayment of such amount will be part of the final liquidation of First Heights. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117 million. Based upon the Company's assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Discontinued Operations (continued):

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

The Company is subject to interest rate risk on its long term debt. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of June 30, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value:

                                ($000'S OMITTED)

                                                                                                                     FAIR
                                                                                             THERE-                  VALUE
                                          2000     2001       2002       2003       2004      AFTER       TOTAL    6/30/2000
                                      ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

RATE SENSITIVE LIABILITIES:
   Fixed interest rate debt:
    Pulte Corporation public
    debt instruments...............   $       -  $       -  $       -   $275,000   $115,000  $275,000  $  665,000  $ 621,493
    Average interest rate..........           -          -          -      8.59%      8.38%      7.48%      7.61%          -

    Pulte Diversified Companies,
    Inc., unsecured promissory
    note...........................   $  14,000      7,000          -          -          -       -    $   21,000  $  21,000
    Average interest rate..........       8.00%      8.00%          -          -          -       -         8.00%          -

    Pulte Home Corporation
    other non-recourse
    debt...........................   $   9,868      8,286          -          -          -       -    $   18,154  $  18,154
    Average interest rate..........       8.80%      8.60%          -          -          -       -         8.84%          -


Qualitative disclosure:

This information is set forth on page 32 of Part II, of Item 7A., Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference. As discussed herein on page 23 of
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operation, Pulte Financial Companies, Inc. a subsidiary of the Company redeemed its remaining mortgage-backed bond portfolio and recorded a net realized gain on this transaction of approximately $1,700 during the first quarter of 1999.

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

     On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the
     FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest and future tax sharing but excluding costs (such as attorneys fees) to be determined in the future by the District Court. However, the FDIC has acknowledged that it has already paid itself or withheld from assistance, including the FRF notes, its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount. The Final Judgment does not address this issue. Based upon the Company's review of the Final Judgment, the Company believes that, if the Final Judgment were to be upheld in its entirety on appeal, the potential after-tax charges against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, will be approximately $88 million, plus post-judgment interest (currently about 5% per year). The Company vigorously disagrees with the Court's rulings and has appealed to the Sixth Circuit Court of Appeals. The Company has posted a bond in the amount of $117 million pending resolution of the appeals process. The Company believes the District Court erred in granting summary judgment to the FDIC. Among other things, the Company believes the District Court improperly resolved highly disputed factual issues which should have been presented to a jury and, as a result, it improperly granted summary judgment accepting the FDIC's view of the facts on substantially all disputed issues and, therefore, that the Company has a strong basis for appeal of the District Court's decision and that an appellate court, properly applying the standards of review for this case, should reverse the District Court's decision and remand the case for trial, if not in its entirety, then at least in material respects.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Shareholders was held on May 18, 2000. The following matters were considered and acted upon, with the results indicated below.



                                                                                                      SHARES
                                                                     SHARES                         WITHHOLDING
                                                   SHARES             VOTED           SHARES         AUTHORITY
                                                  VOTED FOR          AGAINST        ABSTAINING        TO VOTE
                                                  ---------          -------        ----------        -------
         ELECTION OF DIRECTORS

           The election of Director for
           term expiring 2003:

              Debra J. Kelly-Ennis               36,418,206                -           239,216              -
              Patrick J. O'Meara                 36,418,206                -           239,216              -
              Alan E. Schwartz                   36,373,337                -           284,085              -

         PROPOSAL TO ADOPT THE COMPANY'S
         2000 STOCK PLAN FOR NONEMPLOYEE
         DIRECTORS                               30,231,274        2,652,244           424,577      3,349,327

         PROPOSAL TO ADOPT THE COMPANY'S
         2000 STOCK INCENTIVE PLAN FOR KEY
         EMPLOYEES                               22,600,518       10,215,586           497,992      3,343,326

         PROPOSAL TO ADOPT THE COMPANY'S
         LONG TERM INCENTIVE PLAN                35,544,952          756,868           355,602              -

         PROPOSAL TO AMEND THE COMPANY'S
         1990 STOCK INCENTIVE PLAN FOR KEY
         EMPLOYEES                               34,742,388        1,806,680           108,354              -


ITEM 6.  EXHIBITS

         (A)  EXHIBITS AND REPORT ON FORM 8-K

         (27)  Financial Data Schedule

         (B)  REPORT ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended June 30,
         2000

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PULTE CORPORATION




                               /s/ Roger A. Cregg
                               -------------------------------------------------
                               Roger A. Cregg
                               Senior Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)


                               /s/ Vincent J. Frees
                               -------------------------------------------------
                               Vincent J. Frees
                               Vice President and Controller
                               (Principal Accounting Officer)

                               Date: August 14, 2000

                                  Exhibit Index
                                  -------------

Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule