Form 10-Q
period 2000-09-30
PULTE CORP
filed 2000-11-14
CIK 822416

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 YES X   NO
                                    ---     ---

Number of shares of common stock outstanding as of October 31, 2000:  40,690,608

                                 Total pages: 38

                             Listing of exhibits: 37


================================================================================

                                PULTE CORPORATION

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------

PART I     FINANCIAL INFORMATION

  ITEM 1   FINANCIAL STATEMENTS (UNAUDITED)

  Condensed Consolidated Balance Sheets, September 30, 2000 and December 31, 1999.....           3

  Consolidated Statements of Income, for the Three and Nine Months Ended
   September 30, 2000 and 1999........................................................           4

  Consolidated Statements of Shareholders' Equity, for the Nine Months Ended
   September 30, 2000 and 1999........................................................           5

  Consolidated Statements of Cash Flows, for the Nine Months Ended
   September 30, 2000 and 1999........................................................           6

  Notes to Condensed Consolidated Financial Statements................................           8

  ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS..................................................          24

  ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................          36

PART II    OTHER INFORMATION

  ITEM 1   LEGAL PROCEEDINGS..........................................................          37

  ITEM 6   EXHIBITS...................................................................          37

  SIGNATURES..........................................................................          38

                          PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                PULTE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                ($000'S OMITTED)

                                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                                 2000                 1999
                                                                             -------------        ------------
                                                                              (UNAUDITED)            (NOTE)

ASSETS
Cash and equivalents.................................................        $    32,130          $    51,718
Unfunded settlements.................................................             43,415               53,544
House and land inventories...........................................          2,052,831            1,792,733
Residential mortgage loans available-for-sale........................            149,299              218,062
Other assets.........................................................            466,030              331,744
Deferred income taxes................................................             57,617               57,224
Discontinued operations..............................................             94,524               91,772
                                                                             -----------          -----------
   Total assets......................................................        $ 2,895,846          $ 2,596,797
                                                                             ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Accounts payable and accrued liabilities, including book overdrafts
      of $121,212 and $113,335 in 2000 and 1999, respectively........        $   811,993          $   694,826
   Unsecured short-term borrowings...................................             46,400                7,000
   Collateralized short-term debt, recourse solely to applicable
      subsidiary assets..............................................            142,257              206,959
   Income taxes......................................................             11,991               11,769
   Subordinated debentures and senior notes..........................            685,853              525,965
   Discontinued operations...........................................             57,817               56,959
                                                                             -----------          -----------
      Total liabilities..............................................          1,756,311            1,503,478
Shareholders' equity.................................................          1,139,535            1,093,319
                                                                             -----------          -----------
Total liabilities and shareholders' equity...........................        $ 2,895,846          $ 2,596,797
                                                                             ===========          ===========


Note: The balance sheet at December 31, 1999, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (000'S OMITTED, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------
REVENUES:
   Homebuilding......................................     $ 1,041,462   $  961,740    $ 2,779,043   $ 2,449,880
   Financial services, interest and other............          12,135       10,703         32,835        37,872
   Corporate ........................................             286          674            408         1,984
                                                           ----------   ----------    -----------   -----------
             Total revenues..........................       1,053,883      973,117      2,812,286     2,489,736
                                                          -----------   ----------    -----------   -----------
EXPENSES:
   Homebuilding, principally cost of sales...........         937,194      880,243      2,543,763     2,268,548
   Financial services, interest and other............           6,920        7,164         20,716        22,055
   Corporate, net....................................          13,136       10,365         36,392        28,322
                                                          -----------   ----------    -----------   -----------
             Total expenses..........................         957,250      897,772      2,600,871     2,318,925
                                                          -----------   ----------    -----------   -----------
OTHER INCOME:
   Equity in income of Pulte-affiliates..............           2,317          617          4,487         2,777
                                                          -----------   ----------    -----------   -----------
Income from continuing operations before income
   taxes.............................................          98,950       75,962        215,902       173,588
Income taxes ........................................          38,091       28,485         83,114        65,094
                                                           ----------   ----------    -----------   -----------
Income from continuing operations....................          60,859       47,477        132,788       108,494
Income (loss) from discontinued thrift operations,
   net of income taxes...............................         (29,967)        (383)       (29,868)           46
                                                          -----------   ----------    -----------   -----------
Net income...........................................     $    30,892   $   47,094    $   102,920   $   108,540
                                                          ===========   ==========    ===========   ===========

PER SHARE DATA:
   Basic:
     Income from continuing operations...............     $     1.50    $    1.10     $      3.21   $      2.51
     Loss from discontinued operations...............           (.74)        (.01)           (.72)            -
                                                          ----------    ---------     -----------   -----------
     Net income......................................     $      .76    $    1.09     $      2.49   $      2.51
                                                          ==========    =========     ===========   ===========
   Assuming dilution:
     Income from continuing operations...............     $     1.47    $    1.08     $      3.16   $      2.47
     Loss from discontinued operations...............           (.73)        (.01)           (.71)            -
                                                          ----------    ---------     -----------   -----------
     Net income......................................     $       .74   $     1.07    $      2.45   $      2.47
                                                          ===========   ==========    ===========   ===========
   Cash dividends declared...........................     $       .04   $      .08    $       .12   $       .16
                                                          ===========   ==========    ===========   ===========
   Number of shares used in calculation:
     Basic:
        Weighted-average common shares outstanding...          40,476       43,248         41,405        43,242
     Assuming dilution:
        Effect of dilutive securities - stock
          options....................................           1,051          585            593           671
                                                          -----------   ----------    -----------   -----------
        Adjusted weighted-average common shares
             and effect of dilutive securities.......          41,527       43,833         41,998        43,913
                                                          ===========   ==========    ===========   ===========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                             ACCUMULATED
                                                             ADDITIONAL         OTHER
                                                 COMMON       PAID-IN       COMPREHENSIVE    RETAINED
                                                 STOCK        CAPITAL      INCOME (LOSS)     EARNINGS         TOTAL
                                               --------     -----------    ------------      ----------    -----------

SHAREHOLDERS' EQUITY, DECEMBER 31, 1999.....   $    433     $    77,070     $      (259)    $ 1,016,075    $ 1,093,319
Exercise of stock options...................          7          14,108               -               -         14,115
Cash dividends declared.....................          -               -               -          (4,933)        (4,933)
Stock repurchases...........................        (33)         (6,082)              -         (60,268)       (66,383)
Comprehensive income:
    Net income..............................          -               -               -         102,920        102,920
    Foreign currency translation
      adjustments...........................          -               -             497               -            497
                                                                                                           -----------
    Total comprehensive income..............          -               -               -               -        103,417
                                               --------     -----------     -----------     -----------    -----------
SHAREHOLDERS' EQUITY, SEPTEMBER 30, 2000....   $    407     $    85,096     $       238     $ 1,053,794    $ 1,139,535
                                               ========     ===========     ===========     ===========    ===========


SHAREHOLDERS' EQUITY, DECEMBER 31, 1998.....   $    432     $    75,051     $     1,130     $   844,829    $   921,442
Exercise of stock options...................          -           1,695               -               -          1,695
Cash dividends declared.....................          -               -               -          (6,919)        (6,919)
Comprehensive income:
    Net income..............................          -               -               -         108,540        108,540
    Change in unrealized gains on securities
      available-for-sale, net of income
      taxes.................................          -               -          (1,130)              -         (1,130)
    Foreign currency translation
      adjustments...........................          -               -             472               -            472
                                                                                                           -----------
Total comprehensive income..................          -               -               -               -        107,882
                                               --------     -----------     -----------     -----------    -----------
SHAREHOLDERS' EQUITY, SEPTEMBER 30, 1999....   $    432     $    76,746     $       472     $   946,450    $ 1,024,100
                                               ========     ===========     ===========     ===========    ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($000'S OMITTED)
                                   (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                        2000          1999
                                                                                    ----------    ----------

CONTINUING OPERATIONS:

Cash flows from operating activities:
    Income from continuing operations...................................            $ 132,788     $  108,494
    Adjustments to reconcile income from continuing operations to net cash flows provided by (used in) operating activities:
          Amortization, depreciation and other..........................                9,702          8,569
          Deferred income taxes.........................................               (8,877)        (1,915)
          Gain on sale of securities....................................                    -         (1,664)
          Increase (decrease) in cash due to:
                  Inventories...........................................             (366,137)      (344,538)
                  Residential mortgage loans available-for-sale.........               68,763         85,120
                  Other assets..........................................                 (684)       (90,009)
                  Accounts payable and accrued liabilities..............               73,031        125,593
                  Income taxes..........................................               10,815         20,417
                                                                                   ----------     ----------
Net cash used in operating activities...................................              (80,599)       (89,933)
                                                                                   ----------     ----------

Cash flows from investing activities:
    Proceeds from sale of securities available-for-sale.................                    -         27,886
    Principal payments of mortgage-backed securities....................                    -          1,490
    Cash paid for acquisitions, net of cash acquired....................                    -        (24,714)
    Other, net..........................................................               (1,015)        (1,579)
                                                                                   ----------     ----------
Net cash provided by (used in) investing activities.....................               (1,015)         3,083
                                                                                   -----------    ----------

Cash flows from financing activities:
    Payment of long-term debt and bonds.................................              (14,601)       (50,187)
    Proceeds from borrowings............................................              213,678        150,960
    Repayment of borrowings.............................................              (78,015)      (103,459)
    Issuance of common stock............................................               12,657          1,362
    Stock repurchases...................................................              (66,383)             -
    Dividends paid......................................................               (4,933)        (6,919)
    Other, net..........................................................                 (377)           482
                                                                                   -----------    ----------
Net cash provided by (used in) financing activities.....................               62,026         (7,761)
                                                                                   ----------     ----------
Net decrease in cash and equivalents - continuing operations............           $  (19,588)    $  (94,611)
                                                                                   ----------     ----------

                                PULTE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)


                                                                                      NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  --------------------------
                                                                                      2000            1999
                                                                                  ------------    ----------

DISCONTINUED OPERATIONS:

Cash flows from operating activities:
    Income (loss) from discontinued operations..........................          $   (29,868)    $       46
    Change in reserve for litigation....................................               30,000              -
    Change in deferred taxes............................................                8,484         25,621
    Change in income taxes..............................................               (8,360)       (25,661)
    Other changes, net..................................................                2,747          2,879
Cash flows from investing activities:
    Increase in Covered Assets and FSLIC Resolution Fund
      receivables ......................................................               (2,827)        (2,926)
                                                                                  -----------     ----------
Net increase (decrease) in cash and equivalents-discontinued
      operations .......................................................                  176            (41)
                                                                                  -----------     ----------

Net decrease in cash and equivalents....................................              (19,412)       (94,652)
Cash and equivalents at beginning of period.............................               51,797        125,329
                                                                                  -----------     ----------

Cash and equivalents at end of period...................................          $    32,385     $   30,677
                                                                                  ===========     ==========

Cash - continuing operations............................................          $    32,130     $   30,587
Cash - discontinued operations..........................................                  255             90
                                                                                  -----------     ----------
                                                                                  $    32,385     $   30,677
                                                                                  ===========     ==========
Supplemental disclosure of cash flow information-
    cash paid during the period for:
      Interest, net of amount capitalized...............................          $    12,992     $   14,173
                                                                                  ===========     ==========
      Income taxes......................................................          $    69,933     $   44,875
                                                                                  ===========     ==========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                                PULTE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                ($000'S OMITTED)
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Pulte Corporation (the "Company" or "Pulte"), and all of its significant subsidiaries. The Company's direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI's operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI's non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The Company's comprehensive income (loss) other than net income consists of unrealized gains on securities available-for-sale, net of tax and foreign currency translation adjustments. For the quarters ended September 30, 2000 and 1999, the Company's comprehensive income other than net income amounted to $300 and $239, respectively, net of tax provision of $81 and $41, respectively. For the nine months ended September 30, 2000 and 1999, the Company's comprehensive income (loss) other than net income amounted to $497 and $(658), respectively, net of tax (benefit) provision of $63 and $(681), respectively.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138, which is required to be adopted for years beginning after June 15, 2000. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001. Based on the Company's current understanding and interpretation of SFAS No. 133's applicability to PMC's use of derivative financial instruments, the Company believes that any effects of SFAS No. 133 will not be material to its earnings or financial position.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101 and that the adoption of SAB 101 will not have a material effect on its financial position or results of operations.

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

     At the time, the Company expected to complete the plan of disposal within a reasonable period of time; however, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with FDIC acting in its capacity as manager of the FRF. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN and the FRF notes matured in September 1998; however, payment of these obligations is being withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under the promissory notes issued by each of the parties in connection with the thrift acquisition and related activities.

     First Heights no longer holds any deposits, nor does it maintain an investment portfolio. First Heights' day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

     Revenues of the Company's discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three and nine months ended September 30, 2000 amounted to $1,003 and $2,889 respectively. Revenues for the comparable periods of 1999 were $968 and $3,053, respectively. For the three and nine months ended September 30, 2000, discontinued thrift operations provided after-tax losses of $(29,967) and $(29,868), respectively. After tax income (loss) for the comparable periods of 1999 was $(383) and $46, respectively. The after-tax losses in 2000 include a $30,000 reserve for certain FDIC related litigation as discussed in Note 4.

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

    The Company's Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries, and to a minor extent, the operations of Pulte Financial Companies, Inc., a financing subsidiary of the Company, which ceased operations during 1999.

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

                                                                          OPERATING DATA BY SEGMENT
                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                                           -------------------------    --------------------------
                                                              2000          1999            2000           1999
                                                           -----------   -----------    -----------    -----------
Revenues:
   Homebuilding......................................      $ 1,041,462   $   961,740    $ 2,779,043    $ 2,449,880
   Financial Services................................           12,135        10,703         32,835         37,872
   Corporate ........................................              286           674            408          1,984
                                                           -----------   -----------    -----------    -----------
        Total revenues...............................        1,053,883       973,117      2,812,286      2,489,736
                                                           -----------   -----------    -----------    -----------
Cost of sales:
   Homebuilding......................................          847,156       791,862      2,268,129      2,027,770
                                                           -----------   -----------    -----------    -----------
Selling, general and administrative:
   Homebuilding......................................           93,098        81,672        264,367        222,299
   Financial Services................................            4,975         5,430         15,434         16,317
   Corporate ........................................            2,538         2,084          7,510          5,512
                                                           -----------   -----------    -----------    -----------
        Total selling, general and administrative....          100,611        89,186        287,311        244,128
                                                           -----------   -----------    -----------    -----------
Interest:
   Homebuilding......................................            7,752         7,022         19,319         16,596
   Financial Services................................            1,945         1,734          5,232          5,488
   Corporate ........................................            8,719         5,851         22,400         15,567
                                                           -----------   -----------    -----------    -----------
        Total interest...............................           18,416        14,607         46,951         37,651
                                                           -----------   -----------    -----------    -----------
Other (income) expense, net:
   Homebuilding......................................          (10,812)         (313)        (8,052)         1,883
   Financial Services................................                -             -             50            250
   Corporate ........................................            1,879         2,430          6,482          7,243
                                                           -----------   -----------    -----------    -----------
        Total other (income) expense, net............           (8,933)        2,117         (1,520)         9,376
                                                           -----------   -----------    -----------    -----------
Total costs and expenses.............................          957,250       897,772      2,600,871      2,318,925
                                                           -----------   -----------    -----------    -----------
Equity in income of joint ventures:
   Homebuilding......................................            2,317           617          4,487          2,777
                                                           -----------   -----------    -----------    -----------
Income (loss) from continuing operations
   before income taxes:
     Homebuilding....................................          106,585        82,114        239,767        184,109
     Financial services..............................            5,215         3,539         12,119         15,817
     Corporate.......................................          (12,850)       (9,691)       (35,984)       (26,338)
                                                           -----------   -----------    -----------    -----------
Total income from continuing operations before income
   taxes..............................................     $    98,950   $    75,962    $   215,902    $   173,588
                                                           ===========   ===========    ===========    ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

3.       SEGMENT INFORMATION (CONTINUED)

                                                                   ASSET DATA BY SEGMENT

                                                                     FINANCIAL
                                                   HOMEBUILDING      SERVICES        CORPORATE              TOTAL
                                                   ------------      --------        ---------              -----
     AT SEPTEMBER 30, 2000:
         Inventory...........................    $    2,052,831      $        -       $        -         $ 2,052,831
                                                                                                         ===========
         Identifiable assets.................    $    2,497,882         177,709          125,731         $ 2,801,322
         Assets of discontinued operations...                                                                 94,524
                                                                                                         -----------
         Total assets........................                                                            $ 2,895,846
                                                                                                         ===========
     AT DECEMBER 31, 1999:
         Inventory...........................    $    1,792,733      $        -       $        -         $ 1,792,733
                                                                                                         ===========
         Identifiable assets.................    $    2,175,424         237,318           92,283         $ 2,505,025
         Assets of discontinued operations...                                                                 91,772
                                                                                                         -----------
         Total assets........................                                                            $ 2,596,797
                                                                                                         ===========

4.   COMMITMENTS AND CONTINGENCIES

     The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or the financial position of the Company.

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

     On March 5, 1999, the United States District Court (the Court), entered a "Final Judgment" against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the
     FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC's claims against the Pulte Defendants. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount plus interest. The Final Judgment does not address this issue. The Company disagreed with the District Court's rulings and appealed the decision to the Sixth Circuit Court of Appeals. The Company had previously disclosed that if the District Court's final judgment were upheld in its entirety on appeal, the potential after-tax charge against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, would approximate $88 million plus post judgment interest.

     On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court's adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights' 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company's and First Heights' amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court's damage calculations as to a number of issues, vacated the District Court's pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. Since the Sixth Circuit opinion leaves certain significant issues to be resolved through further Court proceedings the Company is currently unable to precisely calculate the final amount it may owe. Based upon its reading of the Sixth Circuit opinion, however, the Company determined that an after tax charge of $30 million to Discontinued Operations was appropriate in the third quarter. The final settlement with the FDIC may be more or less than amounts provided because the outcome of the remaining litigation issues is uncertain.

     On January 10, 2000, First Heights filed a lawsuit in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC is obligated to pay First Heights on two promissory notes which had been executed by FDIC's predecessor, the FSLIC. The FDIC filed a motion to dismiss the case and on April 12, 2000, the District Court dismissed First Heights' complaint. First Heights has appealed the Court's ruling to the Sixth Circuit Court of Appeals.

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

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

5.   DEBT

     In March 2000, the Company entered into an uncommitted $25,000 revolving credit facility which can be canceled at either party's discretion.

     In April 2000, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $175,000 of 9.5% Senior Notes due in 2003. Effective May 26, 2000, the Company filed an S-4 Registration Statement with the Securities and Exchange Commission, offering to exchange the original unregistered Notes for registered Notes. This exchange was completed during the third quarter. The terms of the new Notes are substantially identical to those of the original Notes. Net proceeds received from the sale were used to repay short-term borrowings under unsecured bank credit arrangements and for general corporate purposes.

     In August 2000, the Company, PDCI and PHC entered into a $375,000 committed unsecured revolving credit facility under which a variety of interest rates are available to the Company. This revolving credit facility expires August 31, 2005. This facility, which includes an option to expand the facility size to $600,000, replaces two revolving credit facilities of $170,000 and $205,000. The bank credit agreements contain restrictive covenants. Under the most restrictive of the covenants, the Company is required to maintain a minimum tangible net worth of $800,000 plus 50% of consolidated net income earned subsequent to March 31, 2000.

6.   SUPPLEMENTAL GUARANTOR INFORMATION

     The Company has the following outstanding Senior Note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $115,000, 8.375%,
     due 2004, (4) $125,000, 7.3%, due 2005 and (5) $150,000, 7.625%, due 2017.
     Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company's wholly-owned Domestic and Active Adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, International, PMC and First Heights.

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

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                          UNCONSOLIDATED
                                            ------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   -------------   -----------    ------------
ASSETS

Cash and equivalents....................    $         -     $    26,366    $     5,764    $         -     $    32,130
Unfunded settlements....................              -          43,164            251              -          43,415
House and land inventories..............              -       2,017,094         35,737              -       2,052,831
Residential mortgage loans
  available-for-sale....................              -               -        149,299              -         149,299
Land held for sale and future
  development...........................              -         138,368              -              -         138,368
Other assets............................         44,377         213,927         69,358              -         327,662
Deferred income taxes...................         57,617               -              -              -          57,617
Discontinued operations.................              -               -         94,524              -          94,524
Investment in subsidiaries..............      1,421,832          25,019      1,458,445     (2,905,296)              -
Advances receivable - subsidiaries......        521,171           1,046         45,685       (567,902)              -
                                            -----------     -----------    -----------   ------------     -----------
                                            $ 2,044,997     $ 2,464,984    $ 1,859,063   $ (3,473,198)    $ 2,895,846
                                            ===========     ===========    ===========   ============     ===========
LIABILITIES AND
  SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
  liabilities...........................    $   119,828     $   604,927    $    87,238   $          -     $   811,993
Unsecured short-term borrowings.........         46,400               -              -              -          46,400
Collateralized short-term debt,
  recourse solely to applicable
  subsidiary assets.....................              -               -        142,257              -         142,257
Income taxes............................         11,991               -              -              -          11,991
Subordinated debentures and senior
  notes.................................        662,179          16,674          7,000              -         685,853
Discontinued operations.................              -               -         57,817              -          57,817
Advances payable - subsidiaries.........         65,064         392,976        109,862       (567,902)              -
                                            --------------------------------------------------------- ---------------
      Total liabilities.................        905,462       1,014,577        404,174       (567,902)      1,756,311
Shareholders' equity....................      1,139,535       1,450,407      1,454,889     (2,905,296)      1,139,535
                                            -----------     -----------    -----------   ------------     -----------
                                            $ 2,044,997     $ 2,464,984    $ 1,859,063   $ (3,473,198)    $ 2,895,846
                                            ===========     ===========    ===========   ============     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.   SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1999

                                                          UNCONSOLIDATED
                                            ------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   -------------   -----------    ------------

ASSETS

Cash and equivalents......................  $         50     $   44,206    $      7,462  $          -     $      51,718
Unfunded settlements......................             -         60,143          (6,599)            -            53,544
House and land inventories................             -      1,760,581          32,152             -         1,792,733
Residential mortgage loans available-for-
   sale...................................             -              -         218,062             -           218,062
Land held for sale and future
   development............................             -         52,453               -             -            52,453
Other assets..............................        21,109        206,327          51,855             -           279,291
Deferred income taxes.....................        57,224              -               -             -            57,224
Discontinued operations...................             -              -          91,772             -            91,772
Investment in subsidiaries................     1,298,676         19,904       1,302,700    (2,621,280)                -
Advances receivable - subsidiaries........       354,211          3,898          40,571      (398,680)                -
                                            ------------    -----------    ------------  ------------     -------------
                                            $  1,731,270    $ 2,147,512    $  1,737,975  $ (3,019,960)    $   2,596,797
                                            ============    ===========    ============  ============     =============
LIABILITIES AND
SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accrued
   liabilities............................  $     86,526    $   554,745    $     53,555  $          -     $     694,826
Unsecured short-term borrowings...........         7,000              -               -             -             7,000
Collateralized short-term debt, recourse
   solely to applicable subsidiary
   assets.................................             -              -         206,959             -           206,959
Income taxes..............................        11,769              -               -             -            11,769
Subordinated debentures and senior
   notes..................................       487,690         17,275          21,000             -           525,965
Discontinued operations...................             -              -          56,959             -            56,959
Advances payable - subsidiaries...........        44,966        274,390          79,324      (398,680)                -
                                            ------------    -----------    ------------  ------------     -------------
      Total liabilities...................       637,951        846,410         417,797      (398,680)        1,503,478
Shareholders' equity......................     1,093,319      1,301,102       1,320,178    (2,621,280)        1,093,319
                                            ------------    -----------    ------------  ------------     -------------
                                            $  1,731,270    $ 2,147,512    $  1,737,975  $ (3,019,960)    $   2,596,797
                                            ============    ===========    ============  ============     =============

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                UNCONSOLIDATED
                                                  ------------------------------------------
                                                                                                               CONSOLIDATED
                                                     PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                                  CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                  -----------    ------------   -------------   -----------    ------------


REVENUES:
  Homebuilding...............................        $      -      $ 2,765,983    $   13,060      $       -     $ 2,779,043
  Financial services, interest and other.....               -                -        32,835              -          32,835
  Corporate..................................             280              128             -              -             408
                                                     --------      -----------    ----------      ---------     -----------
Total revenues...............................             280        2,766,111        45,895              -       2,812,286
                                                     --------      -----------    ----------      ---------     -----------
EXPENSES:
  Homebuilding:
      Cost of sales..........................               -        2,256,364        11,765              -       2,268,129
      Selling, general and administrative
        and other expense....................            (276)         273,683         2,227              -         275,634
  Financial services, interest and other.....               -                -        20,716              -          20,716
  Corporate, net.............................          32,720            5,581        (1,909)             -          36,392
                                                     --------      -----------    ----------      ---------     -----------
Total expenses...............................          32,444        2,535,628        32,799              -       2,600,871
                                                     --------      -----------    ----------      ---------     -----------
OTHER INCOME:
Equity in income of Pulte-affiliates.........               -                -         4,487              -           4,487
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries............................         (32,164)         230,483        17,583              -         215,902
Income taxes (benefit).......................         (13,134)          89,295         6,953              -          83,114
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries....         (19,030)         141,188        10,630              -         132,788
Loss from discontinued operations............          (1,384)               -       (28,484)             -         (29,868)
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries............................         (20,414)         141,188       (17,854)             -         102,920
                                                     --------      -----------    ----------      ---------     -----------

Equity in income (loss) of subsidiaries:
  Continuing operations......................         151,818            7,519       151,054       (310,391)              -
  Discontinued operations....................         (28,484)               -             -         28,484               -
                                                     --------      -----------    ----------      ---------     -----------
                                                      123,334            7,519       151,054       (281,907)              -
                                                     --------      -----------    ----------      ---------     -----------
Net income...................................        $102,920      $   148,707    $  133,200      $(281,907)    $   102,920
                                                     ========      ===========    ==========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                  UNCONSOLIDATED
                                                    ------------------------------------------
                                                                                                                 CONSOLIDATED
                                                       PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                                    CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                    -----------    ------------   -------------   -----------    ------------


REVENUES:
  Homebuilding................................         $      -      $ 1,035,744    $    5,718      $       -     $ 1,041,462
  Financial services, interest and other......                -                -        12,135              -          12,135
  Corporate...................................              188               98             -              -             286
                                                       --------      -----------    ----------      ---------     -----------
Total revenues................................              188        1,035,842        17,853              -       1,053,883
                                                       --------      -----------    ----------      ---------     -----------
EXPENSES:
  Homebuilding:
      Cost of sales...........................                -          842,010         5,146              -         847,156
      Selling, general and administrative
        and other expense.....................             (824)          89,700         1,162                         90,038
  Financial services, interest and other......                -               -          6,920                          6,920
  Corporate, net..............................           11,972            2,077          (913)             -          13,136
                                                       --------      -----------    ----------      ---------     -----------
Total expenses................................           11,148          933,787        12,315              -         957,250
                                                       --------      -----------    ----------      ---------     -----------
OTHER INCOME:
Equity in income of Pulte-affiliates..........                -                -         2,317              -           2,317
                                                       --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries.............................          (10,960)         102,055         7,855              -          98,950
Income taxes (benefit)........................           (3,183)          39,363         1,911              -          38,091
                                                       --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries.....           (7,777)          62,692         5,944                         60,859
Loss from discontinued operations.............             (500)               -       (29,467)             -         (29,967)
                                                       --------      -----------    ----------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries.............................           (8,277)          62,692       (23,523)             -          30,892
                                                       --------      -----------    ----------      ---------     -----------
Equity in income (loss) of subsidiaries:
  Continuing operations.......................           68,636            3,234        66,592       (138,462)              -
  Discontinued operations.....................          (29,467)               -             -         29,467               -
                                                       --------      -----------    ----------      ---------     -----------
                                                         39,169            3,234        66,592       (108,995)              -
                                                       --------      -----------    ----------      ---------     -----------
Net income....................................         $ 30,892      $    65,926    $   43,069      $(108,995)    $    30,892
                                                       ========      ===========    ==========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                UNCONSOLIDATED
                                                  ------------------------------------------
                                                                                                               CONSOLIDATED
                                                     PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                                  CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                  -----------    ------------   -------------   -----------    ------------

REVENUES:
  Homebuilding...............................        $      -      $ 2,431,148    $   18,732      $       -     $ 2,449,880
  Financial services, interest and other.....               -                -        37,872                         37,872
  Corporate..................................             636                -         1,348              -           1,984
                                                     --------      -----------    ----------      ---------     -----------
Total revenues...............................             636        2,431,148        57,952              -       2,489,736
                                                     --------      -----------    ----------      ---------     -----------
EXPENSES:
  Homebuilding:
      Cost of sales..........................               -        2,010,370        17,400                      2,027,770
      Selling, general and administrative
        and other expense....................             833          237,626         2,319                        240,778
  Financial services, interest and other.....               -                -        22,055              -          22,055
  Corporate, net.............................          24,895            2,198         1,229              -          28,322
                                                     --------      -----------    ----------      ---------     -----------
Total expenses...............................          25,728        2,250,194        43,003              -       2,318,925
                                                     --------      -----------    ----------      ---------     -----------
OTHER INCOME:
Equity in income of Pulte-affiliates.........               -              816         1,961              -           2,777
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries............................         (25,092)         181,770        16,910                        173,588
Income taxes (benefit).......................         (12,494)          70,308         7,280              -          65,094
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries....         (12,598)         111,462         9,630                        108,494
Income (loss) from discontinued operations...          (1,630)               -         1,676              -              46
                                                     --------      -----------    ----------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries............................         (14,228)         111,462        11,306              -         108,540
                                                     --------      -----------    ----------      ---------     -----------
Equity in income of subsidiaries:
  Continuing operations......................         121,092            8,651       115,055       (244,798)              -
  Discontinued operations....................           1,676                -             -         (1,676)              -
                                                     --------      -----------    ----------      ---------     -----------
                                                      122,768            8,651       115,055       (246,474)              -
                                                     --------      -----------    ----------      ---------     -----------
Net income...................................        $108,540      $   120,113    $  126,361      $(246,474)    $   108,540
                                                     ========      ===========    ==========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                                                UNCONSOLIDATED
                                                  ------------------------------------------
                                                                                                               CONSOLIDATED
                                                     PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                                  CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                  -----------    ------------   -------------   -----------    ------------


REVENUES:
  Homebuilding...............................        $      -      $  957,524       $  4,216      $       -     $   961,740
  Financial services, interest and other                    -               -         10,703              -          10,703
  Corporate..................................             561               -            113              -             674
                                                     --------      ----------       --------      ---------     -----------
Total revenues...............................             561         957,524         15,032              -         973,117
                                                     --------      ----------       --------      ---------     -----------
EXPENSES:
  Homebuilding:
      Cost of sales..........................               -         788,132          3,730              -         791,862
      Selling, general and administrative
        and other expense....................             126          87,188          1,067              -          88,381
  Financial services, interest and other.....               -               -          7,164              -           7,164
  Corporate, net.............................           8,883             749            733              -          10,365
                                                     --------      ----------       --------      ---------     -----------
Total expenses...............................           9,009         876,069         12,694              -         897,772
                                                     --------      ----------       --------      ---------     -----------
OTHER INCOME:
Equity in income of Pulte-affiliates.........               -               -            617              -             617
                                                     --------      ----------       --------      ---------     -----------
Income (loss) from continuing operations
  before income taxes and equity in income
  of subsidiaries............................          (8,448)         81,455          2,955              -          75,962
Income taxes (benefit).......................          (4,522)         31,837          1,170              -          28,485
                                                     --------      ----------       --------      ---------     -----------
Income (loss) from continuing operations
  before equity in income of subsidiaries....          (3,926)         49,618          1,785              -          47,477
Income (loss) from discontinued operations...            (902)              -            519              -            (383)
                                                     --------      ----------       --------      ---------     -----------
Income (loss) before equity in income
  of subsidiaries............................          (4,828)         49,618          2,304              -          47,094
                                                     --------      ----------       --------      ---------     -----------
Equity in income of subsidiaries:
  Continuing operations......................          51,403           2,073         51,485       (104,961)              -
  Discontinued operations....................             519               -              -           (519)              -
                                                     --------      ----------       --------      ---------     -----------
                                                       51,922           2,073         51,485       (105,480)              -
                                                     --------      ----------       --------      ---------     -----------
Net income...................................        $ 47,094      $   51,691       $ 53,789      $(105,480)    $    47,094
                                                     ========      ==========       ========      =========     ===========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.       SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                             UNCONSOLIDATED
                                               ------------------------------------------
                                                                                                            CONSOLIDATED
                                                  PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                               CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                               -----------    ------------   -------------   -----------    ------------

CONTINUING OPERATIONS:
Cash flows from operating activities:
  Income from continuing operations........     $   132,788      $  148,707     $  161,684      $(310,391)    $   132,788
  Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by (used in)
    operating activities:
     Equity in income of subsidiaries.......       (151,818)         (7,519)      (151,054)       310,391               -
     Amortization, depreciation and other...            211          11,519         (2,028)             -           9,702
     Deferred income taxes..................         (8,877)              -              -              -          (8,877)
   Increase (decrease) in cash due to:
     Inventories............................              -        (362,552)        (3,585)             -        (366,137)
     Residential mortgage loans
       available-for-sale...................              -               -         68,763              -          68,763
     Other assets...........................         (4,672)         17,984        (13,996)             -            (684)
     Accounts payable and accrued
      liabilities...........................         13,447          63,976         (4,392)             -          73,031
     Income taxes...........................        (29,915)         39,363          1,367              -          10,815
                                                -----------      ----------     ----------      ---------     -----------
Net cash provided by (used in) operating
  activities................................        (48,836)        (88,522)        56,759              -         (80,599)
                                                -----------      ----------     ----------      ---------     -----------
Cash flows from investing activities:
  Dividends received from subsidiaries......              -           3,000              -         (3,000)              -
  Investment in subsidiary..................           (100)           (479)             -            579               -
  Advances to affiliates....................       (126,231)          2,852         (5,114)       128,493               -
  Other, net................................              -               -         (1,015)             -          (1,015)
                                                -----------      ----------     ----------      ---------     -----------
Net cash provided by (used in) investing
  activities................................       (126,331)          5,373         (6,129)       126,072          (1,015)
                                                -----------      ----------     ----------      ---------     -----------

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                          UNCONSOLIDATED
                                            ------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   -------------   -----------    ------------

CONTINUING OPERATIONS (CONTINUED):
Cash flows from financing activities:
  Payment of long-term debt and bonds...     $        -      $     (601)    $  (14,000)     $       -     $   (14,601)
  Proceeds from borrowings..............        213,678               -              -              -         213,678
  Repayment of borrowings...............              -         (13,313)       (64,702)             -         (78,015)
  Capital contributions from parent.....              -               -            579           (579)              -
  Advances from affiliates..............         20,098          79,223         29,172       (128,493)              -
  Issuance of common stock..............         12,657               -              -              -          12,657
  Stock repurchases.....................        (66,383)              -              -              -         (66,383)
  Dividends paid........................         (4,933)              -         (3,000)         3,000          (4,933)
  Other, net............................              -               -           (377)             -            (377)
                                             ----------      ----------     ----------      ---------      ----------
Net cash provided by (used in)
  financing activities..................        175,117          65,309        (52,328)      (126,072)         62,026
                                             ----------      ----------     ----------      ---------      ----------
Net decrease in cash and
  equivalents - continuing operations...            (50)        (17,840)        (1,698)             -         (19,588)
                                             ----------      ----------     ----------      ---------      ----------

DISCONTINUED OPERATIONS:
Cash flows from operating activities:
  Loss from discontinued operations.....        (29,868)              -        (28,484)        28,484         (29,868)
  Change in reserve for litigation......              -               -         30,000              -          30,000
  Change in deferred income taxes.......          8,484               -              -              -           8,484
  Equity in loss of subsidiaries........         28,484               -              -        (28,484)              -
  Change in income taxes................         (8,360)              -              -              -          (8,360)
  Other changes, net....................          1,260               -          1,487              -           2,747
Cash flows from investing activities:
  Decrease in Covered Assets and FRF
      receivables.......................              -               -         (2,827)             -          (2,827)
                                             ----------      ----------     ----------      ---------      ----------
Net increase in cash and equivalents-
  discontinued operations...............              -               -            176              -             176
                                             ----------      ----------     ----------      ---------      ----------
Net decrease in cash and equivalents....            (50)        (17,840)        (1,522)             -         (19,412)
Cash and equivalents at beginning of
  period................................             50          44,206          7,541              -          51,797
                                             ----------      ----------     ----------      ---------      ----------
Cash and equivalents at end of period...     $        -      $   26,366     $    6,019      $       -      $   32,385
                                             ==========      ==========     ==========      =========      ==========

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.       SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                UNCONSOLIDATED
                                                  ------------------------------------------
                                                                                                               CONSOLIDATED
                                                     PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                                  CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                                  -----------    ------------   -------------   -----------    ------------

CONTINUING OPERATIONS:
Cash flows from operating activities:
  Income from continuing operations..........      $  108,494      $  120,113     $  124,685      $(244,798)    $   108,494
  Adjustments to reconcile income from
    continuing operations to net cash
    flows provided by (used in) operating
    activities:
     Equity in income of subsidiaries........        (121,092)         (8,651)      (115,055)       244,798               -
     Amortization, depreciation and other....             146           9,405           (982)             -           8,569
     Deferred income taxes...................          (1,915)              -              -              -          (1,915)
     Gain on sale of securities..............               -               -         (1,664)             -          (1,664)
   Increase (decrease) in cash due to:
     Inventories.............................               -        (338,886)        (5,652)             -        (344,538)
     Residential mortgage loans
       available-for-sale....................               -               -         85,120              -          85,120
     Other assets............................           1,519         (85,802)        (5,726)             -         (90,009)
     Accounts payable and accrued
       liabilities...........................           4,257         119,111          2,225              -         125,593
     Income taxes                                     (55,789)         75,702            504              -          20,417
                                                   ----------      ----------     ----------      ---------      ----------
Net cash provided by (used in) operating
  activities.................................         (64,380)       (109,008)        83,455              -         (89,933)
                                                   ----------      ----------     ----------      ---------      ----------
Cash flows from investing activities:
  Proceeds from sale of securities
    available-for-sale.......................               -               -         27,886              -          27,886
  Principal payments of mortgage-backed
    securities...............................               -               -          1,490              -           1,490
  Cash paid for acquisition, net of cash
     acquired................................               -         (24,714)             -              -         (24,714)
  Dividends received from subsidiaries.......           3,550          13,994              -        (17,544)              -
  Investment in subsidiary...................         (30,358)         (7,097)             -         37,455               -
  Advances to affiliates.....................         (97,935)            (34)        (7,126)       105,095               -
  Other, net.................................               -               -         (1,579)             -          (1,579)
                                                   ----------      ----------     ----------      ---------      ----------
Net cash provided by (used in) investing
  activities.................................        (124,743)        (17,851)        20,671        125,006           3,083
                                                   ----------      ----------     ----------      ---------      ----------

                                PULTE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                ($000'S OMITTED)
                                   (UNAUDITED)

6.  SUPPLEMENTAL GUARANTOR INFORMATION (CONTINUED)

                CONSOLIDATING STATEMENT OF CASH FLOWS (CONTINUED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                          UNCONSOLIDATED
                                            ------------------------------------------
                                                                                                         CONSOLIDATED
                                               PULTE        GUARANTOR     NON-GUARANTOR   ELIMINATING       PULTE
                                            CORPORATION    SUBSIDIARIES   SUBSIDIARIES      ENTRIES       CORPORATION
                                            -----------    ------------   -------------   -----------    ------------

CONTINUING OPERATIONS (CONTINUED):
Cash flows from financing activities:
  Payment of long-term debt and bonds...              -         (22,405)       (27,782)             -         (50,187)
  Proceeds from borrowings..............        150,000             960              -              -         150,960
  Repayment of borrowings...............              -         (15,796)       (87,663)             -        (103,459)
  Capital contributions from parent.....              -          29,853          7,602        (37,455)              -
  Advances from affiliates..............        (32,182)        115,900         21,377       (105,095)              -
  Issuance of common stock..............          1,362               -              -              -           1,362
  Dividends paid........................         (6,919)              -        (17,544)        17,544          (6,919)
  Other, net............................            331              48            103              -             482
                                             ----------      ----------     ----------      ---------      ----------
Net cash provided by (used in)
  financing activities..................        112,592         108,560       (103,907)      (125,006)         (7,761)
                                             ----------      ----------     ----------       --------      -----------
Net increase (decrease) in cash and
  equivalents - continuing operations...        (76,531)        (18,299)           219              -         (94,611)
                                             ----------      ----------     ----------       --------      ----------

DISCONTINUED OPERATIONS:
Cash flows from operating activities:
  Income from discontinued
       operations.......................             46               -          1,676         (1,676)             46
  Change in deferred income taxes.......         25,621               -              -              -          25,621
  Equity in income of subsidiaries......         (1,676)              -              -          1,676               -
  Change in income taxes................        (25,661)              -              -              -         (25,661)
  Other changes, net....................          1,670               -          1,209              -           2,879
Cash flows from investing activities:
  Decrease in Covered Assets and FRF
      receivables.......................              -               -         (2,926)             -          (2,926)
                                             ----------        --------     ----------       --------      ----------
Net decrease in cash and equivalents-
  discontinued operations...............              -               -            (41)             -             (41)
                                             ----------        --------     ----------       --------      ----------
Net increase (decrease) in cash and
  equivalents...........................        (76,531)        (18,299)           178              -         (94,652)
Cash and equivalents at beginning of
  period................................         76,555          46,109          2,665              -         125,329
                                             ----------        --------     ----------       --------      ----------
Cash and equivalents at end of period...     $       24        $ 27,810     $    2,843       $      -      $   30,677
                                             ==========        ========     ==========       ========      ==========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)

OVERVIEW:

A summary of the Company's operating results by business segment for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

Pre-tax income (loss):
   Homebuilding operations...........................      $  106,585   $   82,114    $   239,767   $   184,109
   Financial Services operations.....................           5,215        3,539         12,119        15,817
   Corporate ........................................         (12,850)      (9,691)       (35,984)      (26,338)
                                                           ----------   ----------    -----------   -----------
Pre-tax income from continuing operations............          98,950       75,962        215,902       173,588
Income taxes ........................................         (38,091)     (28,485)       (83,114)      (65,094)
                                                           ----------   ----------    -----------   -----------
Income from continuing operations....................          60,859       47,477        132,788       108,494
Income (loss) from discontinued operations...........         (29,967)        (383)       (29,868)           46
                                                           ----------   ----------    -----------   -----------
Net income   ........................................      $   30,892   $   47,094    $   102,920   $   108,540
                                                           ==========   ==========    ===========   ===========
Per share data - assuming dilution:
   Income from continuing operations.................      $    1.47    $    1.08     $      3.16   $      2.47
   Loss from discontinued operations.................           (.73)        (.01)           (.71)            -
                                                           ---------    ---------     -----------   -----------
   Net income........................................      $     .74    $    1.07     $      2.45   $      2.47
                                                           =========    =========     ===========   ===========

A comparison of pre-tax income (loss) for the three and nine month periods ended September 30, 2000 and 1999 is as follows:

- Pre-tax income of the Company's homebuilding business segment increased 30% for both the three and nine month periods due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 25% and 26%, respectively. Domestic gross margins improved 80 and 100 basis points, respectively, and domestic unit selling price increased by approximately 10% and 9%, respectively.

- Pre-tax income of the Company's financial services segment increased 47% for the quarter primarily reflecting increases in mortgage origination volume, origination fees and pricing and marketing gains. For the nine months ended September 30, 2000, pre-tax income decreased 23% from the prior year period, primarily reflecting competitive market conditions during the first six months of 2000. In addition, the prior year's nine month results also reflect a net gain of approximately $1,700 as Pulte Financial Companies, Inc. (PFCI), a financing subsidiary of the Company, sold its remaining mortgage-backed securities portfolio during the first quarter of 1999.

- Pre-tax loss of the Company's corporate business segment increased $3,159 and $9,646, respectively, from the three and nine month periods ended September 30, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $3,100 in the corporate net interest spread. Year-to-date results reflect an increase of approximately $7,100 in the corporate net interest spread and an increase in other corporate expenses, net, of approximately $2,600. Increases in the corporate net interest spread are attributed to increased borrowings for additional capital investment, primarily in the Domestic Homebuilding operations. Other corporate expenses, net, reflects the inclusion of one-time expenses for costs related to certain corporate strategic initiatives.

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

- International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico and Puerto Rico. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in those locations. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

- Active Adult operations acquire and develop major active adult residential communities. These amenitized age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years.

The metropolitan Atlanta market accounted for 10% of the unit net new orders and unit settlements for the three and nine month periods ended September 30, 2000. No other individual market represented more than 10% of total Domestic Homebuilding net new orders, unit settlements or revenues during these periods.

Certain operating data relating to the Company's joint ventures and homebuilding operations for the three and nine months ended September 30, 2000 and 1999, are as follows:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           -----------  ----------    -----------   -----------
Pulte/Pulte-affiliate homebuilding revenues:
   Domestic...........................................     $   940,098  $  879,267    $ 2,483,398   $ 2,263,751
   International......................................          42,238      20,571        116,477        75,009
   Active Adult.......................................          95,646      78,257        282,585       224,954
                                                           -----------  ----------    -----------   -----------
Total homebuilding....................................     $ 1,077,982  $  978,095    $ 2,882,460   $ 2,563,714
                                                           ===========  ==========    ===========   ===========
Pre-tax income (loss):
        Domestic......................................     $    98,478  $   78,606    $   216,882   $   172,752
        International.................................           1,570         (90)         2,850           141
        Active Adult..................................           6,537       3,598         20,035        11,216
                                                           -----------  ----------    -----------   -----------
     Total Homebuilding operations....................     $   106,585  $   82,114    $   239,767   $   184,109
                                                           ===========  ==========    ===========   ===========
Pulte and Pulte-affiliate settlements - units:
   Domestic...........................................           4,468       4,616         12,328        12,297
   International:
        Pulte.........................................              56          50            142           224
        Pulte-affiliated entities.....................           1,844       1,018          5,429         3,734
                                                           -----------  ----------    -----------   -----------
        Total International...........................           1,900       1,068          5,571         3,958
                                                           -----------  ----------    -----------   -----------
   Active Adult:
        Pulte.........................................             477         390          1,341           937
        Pulte-affiliated entity.......................               -           -              -           279
                                                           -----------  ----------    -----------   -----------
        Total Active Adult............................             477         390          1,341         1,216
                                                           -----------  ----------    -----------   -----------
Total Pulte and Pulte-affiliate settlements - units...           6,845       6,074         19,240        17,471
                                                           ===========  ==========    ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS: (CONTINUED)

Domestic Homebuilding:

The Domestic Homebuilding business line represents the Company's core business. Operations are conducted in 41 markets, located throughout 25 states, and are organized as follows:


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

The following table presents selected unit information for Pulte's Domestic Homebuilding operations for the three and nine months ended September 30, 2000 and 1999.

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------
     Unit settlements:
        Pulte Home East..............................           2,002        2,270          5,815         6,035
        Pulte Home Central...........................           1,581        1,560          4,083         3,944
        Pulte Home West..............................             885          786          2,430         2,318
                                                           ----------   ----------    -----------   -----------
                                                                4,468        4,616         12,328        12,297
                                                           ==========   ==========    ===========   ===========

     Net new orders - units:
        Pulte Home East..............................           2,091        2,136          6,808         7,289
        Pulte Home Central...........................           1,475        1,274          4,697         4,559
        Pulte Home West..............................             772          680          2,693         2,474
                                                           ----------   ----------    -----------   -----------
                                                                4,338        4,090         14,198        14,322
                                                           ==========   ==========    ===========   ===========
     Net new orders - dollars                              $  927,000   $  829,000    $ 2,987,000   $ 2,760,000
                                                           ==========   ==========    ===========   ===========

     Backlog at September 30 - units:
        Pulte Home East..............................                                       3,435         3,521
        Pulte Home Central...........................                                       2,197         2,529
        Pulte Home West..............................                                         985         1,013
                                                                                      -----------   -----------
                                                                                            6,617         7,063
                                                                                      ===========   ===========

     Backlog at September 30 - dollars...............                                 $ 1,531,000   $ 1,431,000
                                                                                      ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)


HOMEBUILDING OPERATIONS (CONTINUED):

Domestic Homebuilding (continued):

During the three months ended September 30, 2000, the Company reported net new orders of 4,338, an increase of 6% from the comparable period of the prior year, due to strong performance in the Southwest and Texas Regions. For the nine months ended September 30, 2000, net new orders of 14,198 represent a slight decline from record levels in the prior year. The year-to-date results reflect strong performance in the Texas and California Regions offset by declines in the Mid-Atlantic and Great Lakes Regions. Unit settlements decreased 3% for the quarter and were flat year-to-date, as strong activity in the California, Rocky Mountain, Texas and Great Lakes Regions was offset by declines in the Mid-Atlantic, Midwest and Southwest Regions. The Company's backlog at September 30, 2000, declined 446 units, or approximately 6% while backlog value grew to $1,531,000, a 7% increase over September 30, 1999.

The following table presents a summary of pre-tax income for Pulte's Domestic Homebuilding operations for the three and nine months ended September 30, 2000 and 1999:

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Revenues.....................................      $  940,098   $  879,267    $ 2,483,398   $ 2,263,751
        Cost of sales................................        (765,444)    (722,412)    (2,029,161)   (1,871,615)
        Selling, general and administrative expense..         (80,860)     (73,839)      (229,992)     (205,799)
        Interest(+)..................................          (7,036)      (6,579)       (17,342)      (16,153)
        Other income, net............................          11,720        2,169          9,979         2,568
                                                           ----------   ----------    -----------   -----------
        Pre-tax income...............................      $   98,478   $   78,606    $   216,882   $   172,752
                                                           ==========   ==========    ===========   ===========
        Average sales price..........................      $      210   $      190    $       201   $       184
                                                           ==========   ==========    ===========   ===========

        (+) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

Gross profit margins were 18.6% and 18.3% for the three and nine month periods ended September 30, 2000, respectively, compared to 17.8% and 17.3%, respectively, for the same periods in the prior year. Several factors contributed to this favorable trend including positive home pricing, a favorable product mix change and a continued effort in cost reduction and efficiency initiatives.

As a percentage of total revenues, selling, general and administrative expenses increased 20 basis points for the three and nine month periods ended September 30, 2000 and 1999. The increase reflects higher sales and marketing expenses and startup costs associated with the opening of new communities.

Other income, net, includes gains on land sales and other homebuilding-related expenses. The increase in other income, net, for the third quarter and year-to-date is a result of increased gains on land sales and insurance settlement recoveries.

Gains on sales of land amounted to $8,500 and $13,800 for the three and nine month periods ended September 30, 2000, respectively, compared to $2,200 and $4,400 for the same periods in the prior year. The increase in land sale activity represents the Company's efforts to rationalize certain existing land positions to ensure the most effective use of invested capital.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS (CONTINUED):

Domestic Homebuilding (continued):

The average selling price for the three and nine month periods ended September 30, 2000, was $210 and $201, respectively, an increase from the average selling price of $190 and $184 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

Pulte's Domestic Homebuilding operations controlled approximately 60,000 and 59,000 lots, of which approximately 38,100 and 38,900 lots were owned, and approximately 21,900 and 20,100 lots were controlled through option agreements at September 30, 2000 and 1999, respectively. Domestic Homebuilding inventory at September 30, 2000, was approximately $1,746,500 of which $1,115,600 is related to land and land development. At September 30, 1999, inventory was approximately $1,665,200 of which $1,092,400 was related to land and land development. Included in other assets is approximately $92,300 in land held for disposition as of September 30, 2000 as compared to $10,000 in the prior year.

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico.

The Company's aggregate net investment in its five joint ventures located throughout Mexico approximated $43,800 at September 30, 2000. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak), is located in the city of Juarez. The Juarez-based venture is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Reynosa and Matamoros, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc., and Centros Comerciales Soriana, S.A. de C.V. It is also constructing housing for the general public. As of September 30, 2000, the Company's net investment in Condak approximated $24,000.

Desarrollos Residenciales Turisticos, S.A. de C.V., another of the Company's joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio, Leon and Zamora. The Company's net investment in this joint venture at September 30, 2000 approximated $6,400.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)
HOMEBUILDING OPERATIONS (CONTINUED):

International Homebuilding (continued):

The following table presents selected financial data for Pulte's International Homebuilding operations for the three and nine month periods ended September 30, 2000 and 1999.

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

     Revenues........................................      $    5,718   $    4,216    $    13,060   $    18,732
     Cost of sales...................................          (5,146)      (3,730)       (11,765)      (17,400)
     Selling, general and administrative expense.....          (1,394)      (1,019)        (3,899)       (3,376)
     Other income (expense), net.....................              75         (174)           967           224
     Equity in income of Mexico operations...........           2,317          617          4,487         1,961
                                                           ----------   ----------    -----------   -----------
     Pre-tax income (loss)...........................      $    1,570   $      (90)   $     2,850   $       141
                                                           ==========   ==========    ===========   ===========
     Unit settlements:
        Pulte........................................              56           50            142           224
        Pulte-affiliated entities....................           1,844        1,018          5,429         3,734
                                                           ----------   ----------    -----------   -----------
          Total Pulte and Pulte-affiliates...........           1,900        1,068          5,571         3,958
                                                           ==========   ==========    ===========   ===========

The pre-tax income of $1,570 and $2,850 for the three and nine month periods ended September 30, 2000, as compared to a pre-tax loss of $90 and pre-tax income of $141 for the three and nine months ended September 30, 1999, was primarily a result of strong market demand supported by consistent mortgage funding activity in Mexico. Foreign currency exchange gains in Mexico amounted to $1,164 for the quarter and $694 year-to-date, reflecting a 3.2% quarter-to-date increase and a 1.6% year-to-date increase in the value of the Mexican peso against the U.S. dollar. Gains of $1,157 and $1,571 were recognized for the three and nine month periods ended September 30, 1999.

Active Adult Homebuilding:

Active Adult operations acquire and develop major active adult residential communities. These highly amenitized, age-targeted and age-qualified communities appeal to a growing demographic group in their pre-retirement and retirement years. As of September 30, 2000, the Company's Active Adult operations include 24 communities located in Arizona, California and Florida.

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

In addition, during the third quarter of 1999, the Company made the decision to align its Florida-based DiVosta and Company (DiVosta) operations, given their common buyer profiles, with the Company's other Active Adult operations, effective January 1, 2000. Previously, DiVosta's operations were included in the Company's Domestic Homebuilding operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

HOMEBUILDING OPERATIONS (CONTINUED):

Active Adult Homebuilding (continued):

The following table presents selected financial data for Pulte's Active Adult Homebuilding operations for the three and nine month periods ended September 30, 2000 and 1999. Data for 2000 and for the three months ended September 30, 1999 includes the fully consolidated operating results of the Company's Active Adult operations through September 30, 2000. Data for the nine months ended September 30, 1999, reflects the Company's equity in income of the joint venture operations through June 30, 1999, with these operations fully consolidated from July 1 through September 30, 1999, and the fully consolidated operating results of the Company's other Active Adult operations, primarily DiVosta.

                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                   SEPTEMBER 30,               SEPTEMBER 30,
                                                              -----------------------    -------------------------
                                                                 2000          1999          2000          1999
                                                              ----------   ----------    -----------   -----------

          Revenues......................................      $   95,646   $   78,257    $   282,585   $   167,397
          Cost of sales.................................         (76,566)     (65,720)      (227,203)     (138,755)
          Selling, general and administrative expense...         (10,844)      (6,814)       (30,476)      (13,124)
          Interest(+)...................................            (716)        (443)        (1,977)         (443)
          Other expense, net............................            (983)      (1,682)        (2,894)       (4,675)
          Equity in income of joint venture.............               -            -              -           816
                                                              ----------   ----------    -----------   -----------
          Pre-tax income................................      $    6,537   $    3,598    $    20,035   $    11,216
                                                              ==========   ==========    ===========   ===========
        Pulte and Pulte-affiliate:
          Average sales price...........................      $      201   $      201    $       211   $       185
                                                              ==========   ==========    ===========   ===========
          Unit settlements..............................             477          390          1,341         1,216
                                                              ==========   ==========    ===========   ===========
          Net new orders - units........................             454          372          1,716         1,418
                                                              ==========   ==========    ===========   ===========
          Net new orders - dollars......................      $  105,100   $   76,300    $   373,700   $   282,600
                                                              ==========   ==========    ===========   ===========
          Backlog at September 30 - units...............                                       1,060           749
                                                                                         ===========   ===========
          Backlog at September 30 - dollars.............                                 $   242,900   $   159,100
                                                                                         ===========   ===========

        (+) The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

Net new orders increased 22% and 21%, respectively, for the three and nine month periods ended September 30, 2000. Unit settlements increased 22% and 10%, respectively. Backlog units increased 42% while backlog value increased 53%. This strong performance was a result of vigorous demand in Florida, along with an increase in the number of selling communities in Arizona and California.

The increase in revenues, cost of sales and selling, general and administrative expense in the first nine months of 2000, compared with the same period in 1999, largely reflects the purchase of BRE's interest in the joint venture operations. Prior to the purchase, the Company accounted for these operations as an equity investment. During 2000, positive product mix, along with higher gross profit margins, contributed to significantly higher pre-tax income compared with 1999. Gross profit margins of 19.9% and 19.6% for the three and nine month periods, respectively, include acquisition accounting adjustments related to the Company's purchase of BRE's 50% interest in the joint venture operations effective July 1, 1999. Excluding the impact of acquisition accounting, gross profit margins for the three and nine month periods ended September 30, 2000, would have been 20.0% and 19.9%, respectively, compared with 18.4% and 18.2%, respectively, in 1999.

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

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000         1999           2000          1999
                                                           ----------   ----------    -----------   -----------
                                                                   PRO-FORMA                  PRO-FORMA
                                                           -----------------------    -------------------------
     Pro-forma financial summary:
       Revenues......................................      $   95,646   $   78,257    $   282,585   $   224,954
       Cost of sales.................................         (76,523)     (63,854)      (226,288)     (183,886)
       Selling, general and administrative expense...         (10,844)      (6,814)       (30,476)      (20,859)
       Interest......................................            (716)        (443)        (1,977)       (1,378)
       Other expense, net............................            (983)      (1,682)        (2,894)       (4,703)
                                                           ----------   ----------    -----------   -----------
       Pro-forma pre-tax income......................      $    6,580   $    5,464    $    20,950   $    14,128
                                                           ==========   ==========    ===========   ===========

Pro-forma revenues increased 22% and 26%, respectively, for the three and nine months ended September 30, 2000, compared with 1999, due to an increase in unit settlements and in average selling price. While the pro-forma average selling price was flat for the quarter, it increased 14% for the nine month period ended September 30, 2000. Pro-forma unit settlements increased 22% and 10%, for the nine months ended September 30, 2000, respectively. Pro-forma gross profit margins increased 160 basis points for both the three and nine month periods ended September 30, 2000, as a result of a continued strong demand for housing and a favorable product mix. Pro-forma selling, general and administrative expense as a percent of revenues increased 260 and 150 basis points, respectively, as a result of costs incurred in the opening of new communities.

Pulte's Active Adult homebuilding operations controlled approximately 11,800 and 8,400 lots, of which approximately 5,600 and 2,900 lots were owned, and approximately 6,200 and 5,500 lots were controlled through option agreements at September 30, 2000 and 1999, respectively. Active Adult Homebuilding inventory at September 30, 2000 was approximately $246,500 of which $194,300 is related to land and land development. At September 30, 1999, inventory was approximately $166,400 of which $124,900 was related to land and land development.

FINANCIAL SERVICES OPERATIONS:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company's mortgage banking subsidiary, and to a limited extent through Pulte Financial Companies, Inc. (PFCI). Pre-tax income of the Company's financial services operations for the three and nine month periods ended September 30, 2000 and 1999, is as follows:

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

        Pre-tax income:
           Mortgage banking..........................      $    5,215   $    3,364    $    12,119   $    14,009
           Financing activities......................               -          175              -         1,808
                                                           ----------   ----------    -----------   -----------
               Pre-tax income........................      $    5,215   $    3,539    $    12,119   $    15,817
                                                           ==========   ==========    ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

FINANCIAL SERVICES OPERATIONS (CONTINUED):

Mortgage Banking:

The following table presents mortgage origination data for Pulte Mortgage:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   ---------------
        Total originations:
           Loans.....................................           3,407        3,241          9,050         9,773
                                                           ==========   ==========    ===========   ===========
           Principal.................................      $  503,500   $  455,800    $ 1,303,900   $ 1,352,300
                                                           ==========   ==========    ===========   ===========
        Originations for Pulte customers:
           Loans.....................................           2,766        2,616          7,459         7,406
                                                           ==========   ==========    ===========   ===========
           Principal.................................      $  430,500   $  377,800    $ 1,120,600   $ 1,057,400
                                                           ==========   ==========    ===========   ===========

Mortgage origination unit volume for the three month period ended September 30, 2000, increased 5% over the comparable 1999 period due to an easing of competitive market conditions in the third quarter of 2000. The decrease in year-to-date originations is the result of competitive market conditions during the first six months of 2000. Year-to-date, Pulte originations now comprise 82% of total production versus 76% in the same period in 1999, while for the third quarter, Pulte originations were 81% in both 2000 and 1999. Refinancings approximated 2% of total loan originations for the nine month period ended September 30, 2000, compared to 4% for the same period in 1999. Adjustable rate mortgages decreased, as a percent of total mortgage origination unit volume, 77% and 12% for the three and nine month periods ended September 30, 2000, respectively. At September 30, 2000, loan application backlog increased 8% to $715,500 as compared with $662,700 at September 30, 1999. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC's strategy or use of derivative financial instruments in this regard.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, which is required to be adopted for years beginning after June 15, 2000 with earlier adoption encouraged. This Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company plans to adopt this statement on January 1, 2001. Based on the Company's current understanding and interpretation of SFAS No. 133's applicability to PMC's use of derivative financial instruments, the Company believes that any effects of SFAS No. 133 will not be material to its earnings or financial position.

During the three and nine month periods ended September 30, 2000, origination fees increased 41% and 22%, respectively. This increase is attributable to higher revenues per loan and an increase in non-funded (brokered) loans. Brokered loans represent 15% and 14% of total PMC volume for the three and nine months ended September 30, 2000, respectively, compared to 10% and 8%, respectively, in 1999. Pricing and marketing gains for the three months ended September 30, 2000 increased 6% as competitive market conditions eased during the quarter. For the nine months ended September 30, 2000, a 23% decrease was primarily due to lower servicing retained originations for much of 2000. Net interest income decreased 29% and 11% for the three and nine month periods ended September 30, 2000, respectively, as a result of a drop in funded production and a higher cost of funds due to a new warehouse line that became effective March 31, 2000.

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

The following table presents corporate results of operations for the three and nine months ended September 30, 2000 and 1999:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

  Net interest expense...........................          $    8,433   $    5,290    $    21,992   $    14,931
  Other corporate expenses, net..................               4,417        4,401         13,992        11,407
                                                           ----------   ----------    -----------   -----------
  Loss before income taxes.......................          $   12,850   $    9,691    $    35,984   $    26,338
                                                           ==========   ==========    ===========   ===========

Pre-tax loss of the Company's corporate business segment increased $3,159 and $9,646, respectively, from the three and nine month periods ended September 30, 1999. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $3,140 in the corporate net interest spread. Year-to-date results reflect an increase of approximately $7,060 in the corporate net interest spread, and an increase in other corporate expenses, net, of approximately $2,590. Increases in the corporate net interest spread are attributed to higher average use of the Company's unsecured revolving credit facility in addition to the issuance in April 2000 of $175,000 Senior Notes, primarily related to increased working capital requirements of the Homebuilding Operations. Interest incurred for the three and nine months ended September 30, 2000, excluding interest incurred by the Company's financial services operations, was approximately $16,400 and $46,600, respectively. Other corporate expenses, net reflect the inclusion of one-time expenses of approximately $2,400 for the nine months ended September 30, 2000, primarily due to costs related to certain corporate strategic initiatives including the amendment of certain stock option participant agreements and losses incurred upon the settlement of a derivative contract in connection with the execution of corporate financing strategies.

Information related to interest in inventory is as follows:

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30
                                                           -----------------------    -------------------------
                                                              2000          1999          2000          1999
                                                           ----------   ----------    -----------   -----------

Interest in inventory at beginning of period.........      $   24,020   $   20,471    $    19,092   $    16,356
Interest capitalized.................................           7,913        6,587         24,408        20,276
Interest expensed....................................          (7,752)      (6,579)       (19,319)      (16,153)
                                                           ----------   ----------    -----------   -----------
Interest in inventory at end of period...............      $   24,181   $   20,479    $    24,181   $    20,479
                                                           ==========   ==========    ===========   ===========

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                     ($000'S OMITTED, EXCEPT PER SHARE DATA)

LIQUIDITY AND CAPITAL RESOURCES:

Continuing Operations:

The Company's net cash used in operating activities amounted to $80,599, reflecting increased income from continuing operations offset by an increase in the use of operating funds as compared with the same period last year. This increase in the use of operating funds is primarily attributable to increases in inventory levels resulting from land purchases and increases in other assets. This increase was partially offset by a decrease in PMC's portfolio of residential mortgage loans available-for-sale. Net cash used in investing activities was $1,015 for the nine months ended September 30, 2000, as it did not include the effects of 1999's sale of the underlying collateral of PFCI's mortgage-backed securities portfolio and the purchase of BRE's interest in the net assets of the Company's Active Adult joint venture. Net cash provided by financing activities was $62,026 in 2000, as compared to a use of cash of $7,761 in 1999 which primarily reflects the Company's issuance of $175,000 Senior Notes in April 2000 offset by stock repurchases. Net cash used in 1999 also reflects PFCI's redemption of its remaining mortgage-backed securities portfolio and payments on collateralized short-term debt related to PMC's residential mortgage loan portfolio.

The Company finances its land acquisition, development and construction activities from internally generated funds and existing credit agreements. The Company had $46,400 of borrowings under its $400,000 unsecured revolving credit facilities at September 30, 2000. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 2000, amounted to $250,000. There were approximately $132,000 of borrowings outstanding under the $250,000 PMC arrangement at September 30, 2000. Mortgage loans originated by PMC are subsequently sold to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

At September 30, 2000, the Company had cash and equivalents of $32,130 and total long-term indebtedness of $685,853. Long-term indebtedness includes $662,179 of unsecured senior notes, a $7,000 unsecured promissory note and other Pulte limited recourse debt of $16,674. The Company also had other non-recourse short-term notes payable of $51,733 and First Heights advances of $760.

The Company's income tax liabilities are affected by a number of factors. Management anticipates that the Company's effective tax rate for 2000 will be between 38% and 39%.

On January 20, 2000, the Company's Board of Directors approved a stock repurchase plan of up to $100,000. Shares will be purchased from time-to-time in the open market, depending upon market conditions. As of September 30, 2000, the Company had purchased 3,331,600 shares at an average price of $19.90 per share. The Company anticipates that it would fund any future repurchases under the plan through cash flows from operations.

In March 2000, the Company entered into a $25,000 uncommitted revolving credit facility which can be canceled at either party's discretion. In April 2000 the Company sold, in a private placement, 9.5%, $175,000 Senior Notes due 2003 and subsequently filed an S-4 Registration Statement with the Securities and Exchange Commission in May 2000. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company's revolving bank credit arrangements and for general corporate purposes.

In August 2000, the Company cancelled two revolving credit facilities totaling $375,000 and replaced them with a $375,000 committed five-year revolving credit facility. As of September 30, 2000, the Company's unsecured credit facilities totaled $400,000.

Sources of the Company's working capital at September 30, 2000, include its cash and equivalents and its $400,000 unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings. The Company anticipates the filing of a universal shelf registration statement with the Securities and Exchange Commission during the fourth quarter of 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                ($000'S OMITTED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

Discontinued Operations:

The Company's remaining investment in First Heights at September 30, 2000 approximated $30,900. Since the acquisition of First Heights, the Company's income taxes have been significantly impacted by its thrift operations, principally because payments received from the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) were exempt from federal income taxes. The Company's thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company's thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation
(FDIC), manager of the FRF. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company appealed the final judgment entered by the United States District Court to the Sixth Circuit Court of appeals. The Company has posted bonds in the amount of $117 million. Based upon the Company's assessment of the recent Sixth Circuit opinion on the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company currently believes that the final judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights, as revised by the Sixth Circuit, will not have a material impact on the Company's liquidity.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

The Company is subject to interest rate risk on its long term debt. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of September 30, 2000, the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value:
                                ($000'S OMITTED)

                                                                                                                         FAIR
                                                                                                  THERE-                 VALUE
                                            2000       2001       2002       2003       2004      AFTER       TOTAL    9/30/2000
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------
RATE SENSITIVE LIABILITIES:
   Fixed interest rate debt:
    Pulte Corporation public
    debt instruments...............      $       -  $       -  $       -   $275,000   $115,000   $275,000   $665,000    $628,600
    Average interest rate..........              -          -          -      8.59%      8.38%      7.48%      8.09%           -
    Pulte Diversified Companies,
    Inc., unsecured promissory
    note...........................              -      7,000          -          -          -          -   $  7,000    $  7,000
    Average interest rate..........              -      8.00%          -          -          -          -      8.00%           -
    Pulte Home Corporation
    other non-recourse
    debt...........................      $   8,400      8,274          -          -          -          -   $ 16,674    $ 16,674
    Average interest rate..........          8.80%      8.60%          -          -          -          -      8.68%           -

Qualitative disclosure:

This information is set forth on page 32 of Part II, of Item 7A., Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and is incorporated herein by reference. As discussed herein on page 33 of
Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operation, Pulte Financial Companies, Inc. a subsidiary of the Company redeemed its remaining mortgage-backed bond portfolio and recorded a net realized gain on this transaction of approximately $1,700 during the first quarter of 1999.

FORWARD-LOOKING STATEMENTS:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 3., "Quantitative and Qualitative Disclosures About Market Risk", are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including, but not limited to, changes in economic conditions and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions and general competitive factors; as well as its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company's litigation with the FDIC) that may cause actual results to differ materially.

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


ITEM 6.  EXHIBITS


    (A)  EXHIBITS AND REPORT ON FORM 8-K

        (10) Credit Agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte
              Corporation as Guarantors, the Lenders Identified
              Herein, and Bank of America, N.A., as Administrative Agent, dated as of August 31, 2000.

        (27)  Financial Data Schedule

     (B) REPORT ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PULTE CORPORATION




                                /s/ Roger A. Cregg
                                -------------------------------------------
                                Roger A. Cregg
                                Senior Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)


                                /s/ Vincent J. Frees
                                -------------------------------------------
                                Vincent J. Frees
                                Vice President and Controller
                                (Principal Accounting Officer)

                                Date:  November 13, 2000

                                 Exhibit Index


Exhibit No.             Description
-----------             -----------

(10) Credit Agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte
                        Corporation as Guarantors, the Lenders Identified
                        Herein, and Bank of America, N.A., as Administrative
                        Agent, dated as of August 31, 2000.

(27)                    Financial Data Schedule