Form 10-K405
period 2000-12-31
PULTE CORP
filed 2001-03-09
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
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

Registrant’s telephone number, including area code:(248) 647-2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g)of the Act:
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2001: $1,075,620,546

Number of shares of common stock outstanding as of February 28, 2001: 41,889,620

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

Part I
1. Business
2. Properties
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
4A. Executive Officers of the Registrant
Part II
5. Market for the Registrant's Common Equity and Related Stockholder Matters
6. Selected Financial Data
7. Management's Discussion and Analysis of Financial Condition and Results of Operations
7A. Quantitative and Qualitative Disclosures About Market Risk
8. Financial Statements and Supplementary Data
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
10. Directors and Executive Officers of the Registrant
11. Executive Compensation
12. Security Ownership of Certain Beneficial Owners and Management
13. Certain Relationships and Related Transactions
Part IV
14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
Subsidiaries of the Registrant
Consent of Independent Auditors

PULTE CORPORATION

Item		Page
No.		No.

	Part I

1	Business	3

2	Properties	9

3	Legal Proceedings	10

4	Submission of Matters to a Vote of Security Holders	11

4A	Executive Officers of the Registrant	12

	Part II

5	Market for the Registrant’s Common Equity and Related Stockholder Matters	13

6	Selected Financial Data	13

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

7A	Quantitative and Qualitative Disclosures About Market Risk	26

8	Financial Statements and Supplementary Data	28

9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65

	Part III

10	Directors and Executive Officers of the Registrant	65

11	Executive Compensation	65

12	Security Ownership of Certain Beneficial Owners and Management	65

13	Certain Relationships and Related Transactions	65

	Part IV

14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65

Signatures		73

PART I

ITEM 1. BUSINESS

Pulte Corporation

Pulte Corporation (the “Company” or “Pulte”) is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Its assets consist principally of the capital stock of its subsidiaries, cash and investments. Its income primarily consists of dividends from its subsidiaries and interest on investments. The Company’s significant subsidiaries include Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 4 of Notes to Consolidated Financial Statements). The Company also has a mortgage banking company, Pulte Mortgage Corporation (PMC), which is a subsidiary of PHC.

The Company has three reportable business segments: Homebuilding, Financial Services and Corporate. The Company’s Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, the Company’s core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land primarily for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

The Company’s Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries.

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company’s subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative functions to support the Company as a publicly traded entity.

Financial information, including revenue, pre-tax income and identifiable assets of each of the Company’s business segments is included in Note 2 of Notes to Consolidated Financial Statements.

Homebuilding Operations

	Years Ended December 31,
	($000 omitted)

	2000	1999	1998	1997	1996

Pulte/Pulte-affiliate Homebuilding revenues:

Domestic	$4,083,816	$3,713,332	$2,883,612	$2,461,706	$2,308,210

International	175,957	127,310	64,590	41,196	16,163

Total Homebuilding	$4,259,773	$3,840,642	$2,948,202	$2,502,902	$2,324,373

Pulte/Pulte-affiliate settlements — units:

Domestic:

Pulte	19,799	19,569	16,051	15,068	14,422

Pulte-affiliated entity	—	279	460	—	—

Total Domestic	19,799	19,848	16,511	15,068	14,422

International:

Pulte	264	262	166	254	191

Pulte-affiliated entities	7,718	6,512	3,682	1,651	415

Total International	7,982	6,774	3,848	1,905	606

Total Pulte/Pulte-affiliate settlements - units	27,781	26,622	20,359	16,973	15,028

Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding

Pulte builds a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Since 1990, Pulte has more than tripled its annual unit closings, unit orders and unit backlog levels. Including 2000 sales of nearly 20,000 homes, the Company has closed over 275,000 homes since its inception.

During 1998, the Company acquired two homebuilders: Tennessee-based Radnor Homes and Florida-based DiVosta & Company. From March 25, 1998, through July 1, 1999, the Company conducted a joint venture for the building of active adult-style communities with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE’s interest in the net assets of the joint venture. In accordance with its operational strategy, the Company will continue to evaluate available strategic acquisition opportunities which coincide with its long-range goals.

As of December 31, 2000, Pulte’s Domestic Homebuilding operations offered homes for sale in 396 communities at sales prices ranging from $70,000 to over $1,200,000. Sales prices of homes currently offered for sale in 75% of Pulte’s communities fall within the range of $100,000 to $300,000 with a 2000 average unit selling price of $206,000. Sales of single-family detached homes, as a percentage of total unit sales, were 82%, 79% and 76% in 2000, 1999 and 1998, respectively. Pulte’s Domestic Homebuilding operations are geographically diverse to better insulate the Company from demand changes in individual markets. As of December 31, 2000, Pulte’s Domestic Homebuilding business operated in 41 markets spanning 25 states.

International Homebuilding

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Puerto Rico and Mexico. During the fourth quarter of 2000, these operations expanded into Argentina; initial closings are expected during 2001. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico, and also offer product for middle-to-upper income consumers in Puerto Rico and Argentina.

Homebuilding Operations (continued)

International Homebuilding (continued)

In Mexico, the Company conducts business through five joint ventures. The largest of these ventures, Condak-Pulte S. de R.L. de C.V., is located in the city of Juarez. This Juarez-based venture is currently developing communities in several northern Mexican cities including Juarez, Chihuahua, Nuevo Laredo, Reynosa, Matamoros, Saltillo and Monterrey, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, and Centros Comerciales Soriana, S.A. de C. V. It also constructs housing for the general public.

Desarrollos Residenciales Turisticos, S.A. de C.V. another of the Company’s joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. The Queretaro-based venture is developing housing projects in the Bajio region surrounding Mexico City, including the cities of Puebla, Queretaro, San Jose Iturbide, San Juan del Rio and Zamora.

In Puerto Rico, homebuilding operations are principally conducted in the greater metropolitan San Juan submarkets and certain communities located in Caguas, Gurabo and Ponce. In September 1999, the Company entered into a joint venture agreement with Desarrolladores Urbanos (Canovanas), S. E., an established Puerto Rican special partnership created for the acquisition and development of 121 acres located in the municipality of Canovanas, Puerto Rico.

Land Acquisition and Development

Locations for development of homebuilding communities are selected after completing extensive market research, enabling Pulte to match the location and product offering with its targeted consumer group. Factors considered include proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. Pulte has historically managed the risk of controlling its land positions through use of option contracts and outright acquisition. Pulte typically controls land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain active-adult developments for which the completion of housing unit sales may require as much as 60 months from the date of opening a community. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, Pulte disposes of owned land not required in its business. Where Pulte develops land, it engages directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. Pulte uses its staff and the services of independent engineers and consultants in its land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 2000, Pulte’s Domestic and Puerto Rican Homebuilding operations owned approximately 40,000 lots in active communities and had approximately 34,100 lots under option.

Sales and Marketing

Pulte is dedicated to improving the quality and value of its Domestic homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, Pulte segments its potential customers into well-defined buyer profiles. Once the demands of potential buyers are understood, Pulte links its home design and community development efforts to the specific lifestyle of each targeted consumer group.

In 2000, J.D. Power and Associates recognized Pulte’s Las Vegas and Chicago markets for ranking the highest in these respective markets in customer satisfaction in the J.D. Power and Associates 2000 New Home Builder Customer Satisfaction Study. The survey of six U.S. markets noted quality of workmanship/materials and the effectiveness of customer service representatives as the two factors that most heavily influenced the customer’s overall level of satisfaction. Building on the quality foundation is the Company’s recently launched brand development program with its “Three I’s on Quality” platform. In creating the homebuilding industry’s first national brand, the campaign supports the Company’s strategic direction and strengthens market visibility. The principles of Quality, Involvement, Integrity and Innovation establish the foundation for all customer contact, provide a focus for the Company’s activities and help create a consistency in all communications. A strong national brand will help Pulte further distinguish itself from the competition. Brand development projects have included a national home sweepstakes and sponsorship of a parade float at Macy’s Thanksgiving Day Parade™.

Homebuilding Operations (continued)

Sales and Marketing (continued)

To meet the demands of its various domestic customers, Pulte has established a solid design expertise for a wide array of product lines. Pulte believes that it is an innovator in the design of its homes, and it views its design capacity as an integral aspect of its marketing strategy. Pulte’s in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades, and interior options and features. One of Pulte’s strategies in certain markets is to offer “the complete house” in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a selection of flooring and carpet, which is chosen by the buyer.

The Company’s commitment to quality construction and resource efficiency is evident in all of its everyday business practices. The Company’s Tucson division was recently awarded the Energy Value Award from the National Association of Home Builders Research Center. In Tucson, the homes are “system engineered” to provide guaranteed heating and cooling costs. The homes feature optimum value engineering; R-20 walls; minimized ductwork runs, all kept within conditioned space; drought-resistant landscaping; and special windows to prevent solar heat gain.

Typically, Pulte’s own domestic sales team, together with outside sales brokers, are responsible for managing the customer through the sales process. Pulte has been committed to industry-leading customer service through a variety of quality initiatives, including the customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include 1) a pre-construction meeting with the superintendent; 2) pre-dry wall frame walk; 3) quality assurance inspection; 4) first homeowner orientation; 5) 30-day follow-up after the close of the home; 6) three-month follow-up; and 7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase Pulte’s homes and their distinctive design features. Pulte has great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through PMC. Pulte also enjoys strong sales to the move-up buyer and, in certain markets, offers semi-custom homes in higher price ranges.

In addition, Pulte’s Homeowner for Life™ strategy and philosophy has increased its business from those who have previously owned a Pulte home or been referred by a Pulte homeowner. In 2000, Pulte saw an increase to 31 percent of these repeat/referral buyers. That represents approximately $1 billion in revenues in 2000. Pulte introduces its homes to prospective buyers through a variety of media advertising, illustrated brochures and other advertising displays. Customers are also obtained through referrals from other Pulte customers. In addition, Pulte’s website, www.pulte.com, enables users to search for their home, obtain details regarding the local schools, services and other features, examine mortgage options using an online calculator, learn more about Pulte and communicate directly with the organization. Already, 2.5 million users have visited www.pulte.com in 2000.

Pulte’s international sales and marketing efforts focus on the identification of regions throughout Mexico, Puerto Rico and Argentina which are experiencing population and industrial growth. In Mexico and Puerto Rico, the demand for affordable and social interest housing is strong. In Mexico, the Juarez-based joint venture has entered into three separate agreements to construct affordable social interest housing with Delphi Automotive Systems, Sony Magneticos de Mexico, S. A. de C.V., an affiliate of Sony Electronics, Inc., and Centrol Comerciales Soriana, S. A. de C.V. In Puerto Rico, the strongest customer demand is for single-family detached homes, but affordable alternative product offerings include two story attached units (townhomes) and three-story condominium units with exterior stairs (walk-ups). The Argentine market offers a stable, growing economy, the highest per capita GDP in Latin America, low levels of competition and a very large residential market in Buenos Aires with available land and mortgage financing.

Construction

The construction process for Pulte’s domestic homes begins with the in-house design of the homes it sells. The building phase is conducted under the supervision of its on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. Pulte believes that Pulte Preferred Partnerships (P³), an extension of its quality assurance program, continues to establish new standards for contractor relations. Using a selective process, Pulte has teamed up with what it believes are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

Homebuilding Operations (continued)

Construction (continued)

Pulte maintains efficient construction operations by using standard materials and components from a variety of sources and, when possible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies and materials are generally negotiated at or near the time when related sales contracts are signed. In addition, Pulte utilizes the leverage its size affords by actively negotiating its materials needs on a national or regional basis to minimize component production cost. The Company is also working to establish a more integrated system that can effectively link suppliers, contractors and the production schedule through various strategic business partnerships.

International housing consists primarily of reinforced poured concrete, concrete and ceramic block and/or brick construction with flat roofs and public water, electric and sanitary system connections. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or subcontractors under contracts, which in many cases, include both labor and materials.

Pulte cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and has, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

Competition and Other Factors

Pulte’s dedication to customer satisfaction is evidenced by its consumer and value-based brand approach to product development, and is something that the Company believes enables it to distinguish itself in the homebuilding industry and contributes to its long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of Pulte’s market areas, there are numerous homebuilders with which it competes. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor of the Company. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does the emergence and acceptance of manufactured housing. Pulte competes primarily on the basis of price, reputation, design, quality of its homes and location. The housing industry is cyclical and is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, Pulte’s business and operations could be affected by unanticipated shifts in demand for new homes.

Pulte’s operations are subject to building, environmental and other regulations of various state, local and foreign governing authorities. For its homes to qualify for Federal Housing Administration (FHA) or Veterans Administration (VA) mortgages, Pulte must satisfy valuation standards and site, material and construction requirements of those agencies. Compliance by Pulte with federal, state and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or the competitive position of Pulte. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

Financial Services Operations

The Company’s financial services operations are conducted by its mortgage banking and other financial subsidiaries.

Mortgage Banking

PMC is a mortgage bank which arranges financing through the origination of mortgage loans primarily for the benefit of Pulte’s domestic home buyers, but also to the general public. PMC also engages in the sale of such loans and the related servicing rights. PMC is a lender approved by the FHA and VA and is a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In its conventional mortgage lending activities, PMC generally follows underwriting guidelines established by FNMA and FHLMC.

Financial Services Operations (continued)

Mortgage Banking (continued)

PMC’s mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a mortgage operations center (MOC) concept. PMC also uses a centralized telephone loan officer concept where the loan officers are centrally located at a mortgage application center (MAC) in Denver. Pulte sales representatives, who are the mortgage customers’ main contact, forward the loan applications to a MAC loan officer who calls the customer to complete the loan application and then forwards it to the MOC for processing. PMC believes both the MOC and the MAC improve the speed and efficiency of its mortgage operations, thereby improving profitability and allowing PMC to focus on creating mortgage opportunities with Pulte customers.

In originating mortgage loans, PMC initially uses its own funds and borrowings made available to it pursuant to various credit arrangements. Subsequently, PMC sells such mortgage loans and mortgage-backed securities to outside investors.

During the years ended December 31, 2000, 1999 and 1998, PMC originated mortgage loans for 56%, 55% and 56%, respectively, of the homes sold by Pulte. Such originations represented 83%, 79% and 73%, respectively, of PMC originations.

PMC sells its servicing rights on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in PMC owning the servicing rights for only a short period of time, usually two to three months after the loan is originated, which substantially reduces impairment issues with respect to the fair value of these reported assets.

The mortgage industry in the United States is highly competitive. PMC competes with other mortgage companies and financial institutions to provide attractive mortgage financing to both Pulte customers and the general public. PMC, in originating and servicing mortgage loans, is subject to rules and regulations of the FHA, VA, GNMA, FNMA and FHLMC. The Internet is also becoming an increasingly important resource for homebuyers in obtaining financing as a number of companies now provide online approval for their customers. These Internet-based mortgage companies may also be considered competitors of PMC.

Discontinued Operations

During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is temporarily withheld by First Heights pending resolution of all open matters with the FDIC. As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company is involved in litigation with the FDIC and as part of this litigation, the parties have asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

Since December 31, 1998, First Heights has no longer held any deposits, nor maintained an investment portfolio. First Heights’ day-to-day activities are principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

Corporate

Corporate is a non-operating segment that is comprised of the Company and PDCI, both of which are holding companies. The primary purpose of Corporate is to support the operations of the Company’s subsidiaries as the internal source of financing, and to develop and implement strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional domestic and international opportunities as well as the development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded company listed on the New York Stock Exchange.

Corporate assets include equity investments in its subsidiaries, short-term financial instruments and affiliate advances. Liabilities include senior and subordinated debt and income taxes. Corporate revenues consist primarily of investment earnings of excess funds, while its expenses include costs associated with supporting a publicly traded company and its subsidiaries’ operations, and investigating strategic initiatives.

Organization/Employees

All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit and/or corporate senior management.

At December 31, 2000, the Company employed approximately 5,200 persons. Employees of the Company and its subsidiaries are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable division or subsidiary. The Company’s corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 7 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although the Company’s senior corporate management acts in an advisory capacity in the employment of subsidiary officers. The Company considers its employee and subcontractor relations to be satisfactory.

ITEM 2. PROPERTIES

The Company’s homebuilding and corporate headquarters are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan 48304, where 34,559 square feet of office space is leased. The Company also leases 21,612 square feet of office space at 165 Kirts Boulevard, Troy, Michigan 48084 for certain centralized business support services. PMC’s corporate offices are located at 7475 South Joliet Street, Englewood, Colorado 80112. At this location, 51,000 square feet of office space is leased. Pulte homebuilding markets and PMC branch operations generally lease office space for their day-to-day operations. First Heights’ administrative office is located in 918 square feet of leased space at 2010 North Loop West, Suite 220, Houston, Texas 77018.

Because of the nature of Pulte’s homebuilding operations, significant amounts of property are held as inventory in the ordinary course of its homebuilding business. Such properties are not included in response to this Item.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or the financial position of the Company.

First Heights-related litigation

The Company is a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the “District Court Case”) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the “Pulte Parties”). The second lawsuit (the “Court of Federal Claims Case”) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC is obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC. The FDIC filed a motion to dismiss the case and on April 12, 2000, the District Court dismissed First Heights’ complaint. First Heights has appealed the Court’s ruling to the Sixth Circuit Court of Appeals and that appeal remains pending.

In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC is the successor to the FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company’s and First Heights’ amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC’s claims and believe that a proper interpretation of the Assistance Agreement limits the FDIC’s participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

On March 5, 1999, the United States District Court (the Court), entered a “Final Judgment” against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC’s claims against the Pulte Parties. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount plus interest. The Final Judgment does not address this issue. The Company disagreed with the District Court’s rulings and appealed the decision to the Sixth Circuit Court of Appeals. The Company had previously disclosed that if the District Court’s final judgment were upheld in its entirety on appeal, the potential after-tax charge against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, would approximate $88 million plus post judgment interest.

On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. The Sixth Circuit denied both the Company’s and the FDIC’s petition for rehearing. Since the Sixth Circuit opinion leaves certain significant issues to be resolved through further Court proceedings the Company is currently unable to precisely calculate the final amount it may owe. Based upon its reading of the Sixth Circuit opinion, however, the Company determined that an after-tax charge of $30 million to Discontinued Operations was appropriate in the third quarter. The final settlement with the FDIC may be more or less than amounts provided because the outcome of the remaining litigation issues is uncertain.

ITEM 3. LEGAL PROCEEDINGS (continued)

First Heights-related litigation (continued)

The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case should they be upheld.

The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government’s obligation not to require contributions of capital greater than those required by the contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to all officers (including executive officers) of the Company as of December 31, 2000.

Year Became
Name	Age	Position	An Officer

William J. Pulte Robert K. Burgess Mark J. O’Brien Roger A. Cregg Michael A. O’Brien John R. Stoller Vincent J. Frees Gregory M. Nelson Bruce E. Robinson	68 56 57 44 48 52 50 45 39	Chairman of the Executive Committee of the Board of Directors
Chairman of the Board and Chief Executive Officer
President and Chief Operating Officer
Senior Vice President and Chief Financial Officer
Senior Vice President — Corporate Development
Senior Vice President, General Counsel and Secretary
Vice President and Controller
Vice President and Assistant Secretary
Vice President and Treasurer
1956 1984 1997 1997 1993 1990 1995 1993 1998

The following is a brief account of the business experience during the past five years through December 31, 2000, of each officer:

Mr. Pulte was appointed Chairman of the Executive Committee of the Board of Directors in December 1998. Previously, Mr. Pulte served as Chairman of the Board since 1991.

Mr. Burgess was appointed Chairman of the Board in December 1998. Previously, Mr. Burgess served as President since October 1985, and was appointed Chief Executive Officer in January 1993.

Mr. Mark O’Brien was appointed President in December 1998. Prior to that date, he served as Executive Vice President and Chief Operating Officer since August 1997 and had served in various capacities with Company subsidiaries, most notably as President of Pulte Home East, an operating unit of Pulte.

Mr. Cregg was appointed Senior Vice President in December 1997 and was named Chief Financial Officer effective January 31, 1998. Before joining the Company, Mr. Cregg was Executive Vice President and Chief Financial Officer of Zenith Electronics Corporation since 1996, and Vice President and Chief Financial Officer of Sweetheart Cup Company from 1990 to 1996.

Mr. Michael O’Brien became Senior Vice President in December 1994.

Mr. Stoller was appointed Senior Vice President in September 1999. Prior to that date, he served as Vice President and General Counsel since October 1990.

Mr. Frees has been Vice President and Controller since May 1995.

Mr. Nelson has been Vice President since August 1993.

Mr. Robinson was appointed Treasurer in July 1998 and was named Vice President and Treasurer effective January 20, 1999. Mr. Robinson has served in various capacities with the Company since 1988, most recently as Director of Research and Analysis.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York Stock Exchange (Symbol: PHM). The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2000			1999

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$21.13	$15.69	$.04	$31.25	$20.25	$.04

2nd Quarter	23.38	20.44	.04	25.63	19.81	.04

3rd Quarter	34.25	20.31	.04	24.13	20.38	.04

4th Quarter	43.75	28.06	.04	23.00	17.00	.04

At December 31, 2000, there were 641 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000's omitted)

	2000	1999	1998	1997		1996

OPERATING DATA:

Homebuilding:

Sales (settlements)	$4,110,975	$3,677,716	$2,810,151	$2,479,171		$2,319,734

Income before income taxes	$392,383	$316,561	$173,346	$106,178	(a)	$106,391

Financial services:

Revenues	$47,443	$49,873	$43,678	$34,038		$50,197

Income before income taxes	$19,009	$20,828	$15,194	$5,014	(b)	$13,941

Corporate:

Revenues	$633	$2,748	$12,692	$10,782		$14,352

Loss before income taxes	$(56,296)	$(50,984)	$(22,726)	$(30,217	)(c)	$(17,869)

Consolidated results:

Revenues	$4,159,051	$3,730,337	$2,866,521	$2,523,991		$2,384,283

Income from continuing operations before income taxes	$355,096	$286,405	$165,814	$80,975	(d)	102,463

Income taxes	136,712	108,118	64,666	31,175		39,252

Income from continuing operations	218,384	178,287	101,148	49,800		63,211

Income (loss) from discontinued operations	(29,871)	(122)	1,035	2,961		116,432

Net income	$188,513	$178,165	$102,183	$52,761		$179,643

(a)	Includes one-time restructuring charge of $14,800.

(b)	Includes one-time restructuring charge of $2,100.

(c)	Includes one-time restructuring charge of $3,100.

(d)	Includes one-time restructuring charge of $20,000.

ITEM 6.  SELECTED FINANCIAL DATA (continued)

	Years Ended December 31,

	2000	1999	1998	1997		1996

PER SHARE DATA

Earnings per share-basic:

Income from continuing operations	$5.29	$4.12	$2.35	$1.14	(a)	$1.27

Income (loss) from discontinued operations	(.73)	—	.03	.07		2.33

Net income	$4.56	$4.12	$2.38	$1.21	(a)	$3.60

Weighted-average common shares outstanding (000’s omitted)	41,310	43,246	42,984	43,510		49,852

Earnings per share — assuming dilution:

Income from continuing operations	$5.18	$4.07	$2.30	$1.13	(a)	$1.26

Income (loss) from discontinued operations	(.71)	—	.03	.07		2.31

Net income	$4.47	$4.07	$2.33	$1.20	(a)	$3.57

Weighted-average common shares

outstanding and effect of dilutive securities (000’s omitted)	42,146	43,823	43,884	43,908		50,304

Shareholders’ equity	$30.32	$25.27	$21.35	$19.10		$17.82

Cash dividends declared	$.16	$.16	$.15	$.12		$.12

(a)	Earnings per share amounts include $ .28 per share attributable to one-time restructuring charge, net of income taxes.

	December 31,
	($000's omitted)

	2000	1999	1998	1997	1996

BALANCE SHEET DATA:

House and land inventories	$1,880,263	$1,792,733	$1,455,208	$1,141,952	$1,017,262

Total assets	2,886,483	2,487,351	2,262,561	2,060,436	1,906,009

Total long-term indebtedness	677,602	525,965	570,114	584,313	436,587

Shareholders’ equity	1,247,931	1,093,319	921,442	812,837	829,273

	Years Ended December 31,

	2000	1999	1998	1997	1996

OTHER DATA:

Domestic Homebuilding operations:

Total markets, at year-end	41	41	41	40	40

Total active communities, at year-end	396	388	403	398	391

Total settlements — units	19,799	19,569	16,051	15,068	14,422

Total net new orders — units	19,844	19,367	18,193	15,226	14,248

Backlog units, at year-end	5,477	5,432	5,415	3,507	3,349

Average unit selling price	$206,000	$187,000	$174,000	$162,000	$160,000

Gross profit margin %	18.8%	17.8%	16.1%	14.9%	14.8%

Pulte and Pulte-affiliate settlements — units:

Domestic	19,799	19,848	16,511	15,068	14,422

International	7,982	6,774	3,848	1,905	606

Total Pulte and Pulte-affiliate settlements — units	27,781	26,622	20,359	16,973	15,028

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000’s omitted, except per share data)

Overview:

A summary of the Company’s operating results by business segment for the years ended December 31, 2000, 1999 and 1998 is as follows:

	Years Ended December 31,

	2000	1999	1998

Pre-tax income (loss):

Homebuilding operations	$392,383	$316,561	$173,346

Financial Services operations	19,009	20,828	15,194

Corporate	(56,296)	(50,984)	(22,726)

Income from continuing operations before income taxes	355,096	286,405	165,814

Income taxes	136,712	108,118	64,666

Income from continuing operations	218,384	178,287	101,148

Income (loss) from discontinued operations	(29,871)	(122)	1,035

Net income	$188,513	$178,165	$102,183

Per share data — assuming dilution:

Income from continuing operations	$5.18	$4.07	$2.30

Income (loss) from discontinued operations	(.71)	—	.03

Net income	$4.47	$4.07	$2.33

A comparison of pre-tax income (loss), for the years ended December 31, 2000, 1999 and 1998 is as follows:

•	Pre-tax income of the Company’s homebuilding business segment increased 24% in 2000 and 83% in 1999. Compared to 1999, 2000 results primarily reflect a 10% increase in domestic average selling price to $206, and a 100 basis point improvement in gross margins. 1999 results, as compared with 1998, primarily reflect a 22% increase in Domestic Homebuilding unit sales volume and a 170 basis point improvement in gross margins.

•	Pre-tax income of the Company’s financial services business segment decreased 9% in 2000 to $19,009. Pre-tax income for 2000 was impacted by competitive market conditions due to higher interest rates early in the year which reduced profitability. Results for 1999 also reflect a net gain of approximately $1,700 in connection with the sale of the mortgage-backed securities by Pulte Financial Companies, Inc. (PFCI), a subsidiary of the Company. The increase in pre-tax income in 1999, as compared with 1998, is attributable to the Company’s mortgage banking operations which in 1999 benefited from substantial increases in mortgage origination volume, origination fees and pricing and marketing gains.

•	Pre-tax loss of the Company’s corporate business segment increased $5,312 in 2000 and $28,258 in 1999. The increase in 2000 primarily reflects an increase in net interest expense. The increase in pre-tax loss in 1999 resulted from higher net interest expense, higher costs associated with compensation, insurance, business development costs, and the write-down of a commercial land position. In addition, during 1998, the Company realized a one-time gain of $5,000 on the sale of its interest in a manufactured housing venture.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted, except per share data)

Homebuilding Operations:

The Company has organized its homebuilding operations into two distinct business units: Domestic and International.

•	Domestic Homebuilding operations are conducted in 41 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers. During 1998, the Company acquired two homebuilders, Tennessee-based Radnor Homes and Florida-based DiVosta & Company. From March 25, 1998, through July 1, 1999, the Company conducted a joint venture for the building of Active Adult style communities with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE’s interest in the net assets of the Active Adult joint venture.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico and Puerto Rico. Housing for middle-to-upper income consumer groups is also available in Puerto Rico and Argentina. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

Certain operating data relating to the Company’s homebuilding operations and joint ventures are as follows:

	Years Ended December 31,

	2000	1999	1998

Pulte/Pulte-affiliate Homebuilding revenues:

Domestic	$4,083,816	$3,713,332	$2,883,612

International	175,957	127,310	64,590

Total Homebuilding	$4,259,773	$3,840,642	$2,948,202

Pulte/Pulte-affiliate settlements — units:

Domestic:

Pulte	19,799	19,569	16,051

Pulte-affiliated entity	—	279	460

Total Domestic	19,799	19,848	16,511

International:

Pulte	264	262	166

Pulte-affiliated entities	7,718	6,512	3,682

Total International	7,982	6,774	3,848

Total Pulte/Pulte-affiliate settlements — units	27,781	26,622	20,359

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

The Domestic Homebuilding business unit represents the Company’s core business. Operations are conducted in 41 markets, located throughout 25 states, and are organized into five groups as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

The Metropolitan Atlanta market accounted for 10% of the total unit settlements in 2000. No other individual market within the 41 markets represented more than 10% of total Domestic Homebuilding net new orders, unit settlements or revenues during the three years ended December 31, 2000.

The following table presents selected unit information for Pulte’s Domestic Homebuilding operations:

	Years Ended December 31,

	2000	1999	1998

Unit settlements:

Northeast	2,000	2,486	2,348

Southeast	7,820	7,607	5,568

Midwest	2,903	3,044	2,443

Central	3,622	3,337	2,752

West	3,454	3,095	2,940

	19,799	19,569	16,051

Net new orders — units:

Northeast	1,970	2,511	2,485

Southeast	7,815	7,920	6,530

Midwest	2,818	3,166	2,799

Central	3,644	2,956	3,268

West	3,597	2,814	3,111

	19,844	19,367	18,193

Net new orders — dollars	$4,211,000	$3,784,000	$3,207,000

Backlog at December 31 — units:

Northeast	810	840	810

Southeast	2,141	2,146	1,833

Midwest	907	992	870

Central	814	792	1,173

West	805	662	729

	5,477	5,432	5,415

Backlog at December 31 — dollars	$1,307,000	$1,180,000	$999,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Net new orders increased for the twelfth consecutive year to an all-time Company record of 19,844 units in 2000, a 2% increase over 1999 order levels. Contributing to this strong performance were markets in the Central and West groups offset by softer performance in the Northeast and Midwest groups. Order growth in the Northeast, Southeast and Midwest groups, tempered by lower net new orders in the Central and West groups, contributed to a 6% increase in 1999 orders as compared with 1998. 1999 results also reflect an entire year’s results for Radnor Homes and DiVosta & Company, (the “acquired operations”) which were acquired in mid-1998 and contributed net new orders of 1,564 in 1999, compared with 1,182 in 1998.

Unit settlements in 2000 also hit a record-setting high, to 19,799 units. These results reflect strong performance in the Southeast, Central and West groups offset by a decline in the Northeast. Unit settlement activity in 1999 increased 22% over 1998 levels due to increases across all groups. In addition, the acquired operations contributed 1,456 unit settlements in 1999, compared with 683 in 1998. The average home sales price increased from $174 in 1998 to $187 in 1999 and to $206 in the current year. Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. Overall, strong demand, supported by favorable economic conditions continued to drive increased order activity and record levels of backlog. These factors contributed to the solid settlement activity during 2000 and 1999.

The Company’s ending backlog was up slightly to 5,477 homes, while the dollar value was up 11% to $1.3 billion. Unit backlog at December 31, 1999, was slightly higher than that noted at the end of 1998 while the dollar value was up 18%.

The following table presents a summary of pre-tax income for Pulte’s Domestic Homebuilding operations:

	Years Ended December 31,

	2000	1999	1998

Revenues	$4,083,816	$3,655,775	$2,797,999

Cost of sales	(3,315,106)	(3,003,504)	(2,347,253)

Selling, general and administrative expenses	(365,704)	(314,463)	(248,045)

Interest †	(28,019)	(25,187)	(20,164)
Other income (expense), net	14,047	(1,598)	(4,157)

	$389,034	$311,023	$178,380

Average sales price	$206	$187	$174

†	The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

Gross profit margins in 2000 increased to 18.8%, up 100 basis points over 1999. Gross profit margins in 1999 increased to 17.8%, up 170 basis points over 1998. Factors which continue to contribute to this favorable trend include strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities and effective production and inventory management.

For the year ended December 31, 2000, selling, general and administrative expenses (SG&A), as a percentage of sales, increased to 9.0% after decreasing 30 basis points to 8.6% in 1999. The increase reflects higher sales and marketing expenses, and startup costs associated with the opening of new communities.

Other income (expense) net, includes net land activity and other homebuilding-related expenses. The increase in other income in 2000 was mainly a result of increased net land activity. Net land activity amounted to $18,000 in 2000 compared to $2,000 in 1999. Net land activity relates to gains/losses on the sale of land, the impact of decisions not to pursue land acquisitions and options, the write-off of related pre-acquisition costs and land inventory valuation reserves on land held for sale. The increase in net land activity represents the Company’s efforts to rationalize certain existing land positions to ensure the most effective use of invested capital. The decrease in other expense for the year ended December 31, 1999 compared to 1998, is due to the wind down of operations and transaction costs related to the sale of Builders Supply and Lumber which are included in 1998.

Pulte’s Domestic Homebuilding operations controlled approximately 76,000 and 70,200 lots, of which approximately 42,600 and 43,000 lots were owned, and approximately 34,100 and 27,200 lots were controlled through option agreements at December 31, 2000 and 1999, respectively. Domestic Homebuilding inventory at December 31, 2000, was approximately $1,828,100 of which $1,293,800 is related to land and land development. At December 31, 1999, inventory was approximately $1,743,400 of which $1,244,200 was related to land and land development. Included in other assets is approximately $88,300 in land held for disposition as of December 31, 2000, as compared to $10,100 in the prior year.

As a component of the Company’s business strategies, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes and the net assets of an affiliated company on May 27, 1998, for an aggregate purchase price of approximately $58,000. Consideration for this acquisition included approximately $51,000 of cash paid, approximately $3,000 of assumed liabilities and the issuance of 153,570 shares of the Company’s common stock. This transaction was accounted for as a purchase and, as such, the operating results of Radnor Homes since the acquisition date are included in the Company’s results of operations.

On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based DiVosta & Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price was allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and is amortized using the straight-line method over a seven-year period. The Company has included the operating results of DiVosta & Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $6,600, $6,600 and $3,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

From March 25, 1998, through July 1, 1999, the Company conducted a joint venture for the building of active adult-style communities with Blackstone Real Estate Advisors (BRE), an affiliate of the Blackstone Group. Effective July 1, 1999, the Company purchased BRE’s interest in the net assets of the joint venture for an aggregate cash purchase price of $26 million. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the operations, and effective July 1, 1999, the operations are fully consolidated with the operating results of Pulte’s other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte’s 50% interest in this joint venture was accounted for as an equity investment. The impact of acquiring the additional 50% interest was immaterial to the Company’s 1999 consolidated revenues, pre-tax income from operations, net income and earnings per share (both basic and diluted).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

International Homebuilding:

International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina.

The Company’s aggregate net investment in its five homebuilding joint ventures located throughout Mexico approximated $35,600 at December 31, 2000. The largest of these ventures, Condak-Pulte S. de R.L. de C.V., (Condak) is located in the city of Juarez. The Juarez-based venture is currently developing communities in cities including Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa and Matamoros, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc., and Centro Comerciales Soriana, S.A. de C.V. As of December 31, 2000, the Company’s net investment in Condak approximated $26,900.

Desarrollos Residenciales Turisticos, S.A. de C.V., another of the Company’s joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. At December 31, 2000, the Company’s net investment in this joint venture approximated $7,100.

Desarrolladores Urbanos (Canovanas), S.E., the Company’s Puerto Rican joint venture is developing 121 acres located in Metropolitan San Juan. At December 31, 2000, the Company’s net investment in this joint venture approximated $3,900.

In December 2000, the Company announced its expansion into Argentina through Pulte SRL, its 100%-owned Argentine subsidiary. Its first project is in Pilar, a northern suburb of Buenos Aires. Closings in this new project are not expected to occur until the third quarter of 2001.

The following table presents selected financial data for Pulte’s International Homebuilding operations for the years ended December 31, 2000, 1999 and 1998.

	Years Ended December 31,

	2000	1999	1998

Revenues	$27,159	$21,941	$12,152

Cost of sales	(24,611)	(20,337)	(12,000)

Selling, general and administrative expense	(5,621)	(4,588)	(4,639)

Other income (expense), net	967	2,522	(85)

Equity in income (loss) of Mexico operations	5,455	6,000	(462)

Pre-tax income (loss)	$3,349	$5,538	$(5,034)

Unit settlements:

Pulte	264	262	166

Pulte-affiliated entities	7,718	6,512	3,682

	7,982	6,774	3,848

Puerto Rico closed 264 homes in 2000, almost identical to the 262 closings recorded during the prior year. However, average sales prices and average gross margin increased by 23% and 58% respectively, reflecting a change in strategy to convert from a builder of primarily social interest housing to one serving middle-to-upper income consumer groups.

Eliminating the impact of a $2,400 land sale gain recorded in the fourth quarter of 1999, Puerto Rico’s operating results improved in 2000 over the prior year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):

The Company’s Mexican joint venture operations recorded 7,718 closings, representing an 19% increase over comparable 1999 results. The Company’s share of pre-tax income of $5,455 for the year for the Mexican joint ventures is slightly lower than the $6,000 recorded in 1999, however, the prior year’s earnings included currency gains of $1,702 versus currency losses of $78 for the current year. Eliminating the impact of the currency gains and losses, operating income for our Mexican operations increased by approximately 29% in 2000.

Financial Services Operations:

The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company’s mortgage banking subsidiary and, during 1999 and prior years, through Pulte Financial Companies, Inc. (PFCI). Pre-tax income (loss) of the Company’s financial services operations is as follows:

	Years Ended December 31,

	2000	1999	1998

Pre-tax income (loss):

Mortgage banking	$19,009	$19,017	$15,268

Financing activities	—	1,811	(74)

Pre-tax income	$19,009	$20,828	$15,194

Mortgage Banking:

	Years Ended December 31,

	2000	1999	1998

Total originations:

Loans	13,415	13,728	12,772

Principal	$1,957,300	$1,908,200	$1,687,000

Originations for Pulte customers:

Loans	11,109	10,858	9,295

Principal	$1,697,600	$1,558,400	$1,265,000

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

Mortgage origination principal volume for the year ended December 31, 2000, increased 3% over 1999, which increased 13% over 1998, due to increases in year-to-date unit sales and higher average selling prices realized in Pulte’s Domestic Homebuilding operations. However, the number of loans for 2000 was down 2% from 1999 levels due to competitive market conditions and rising mortgage interest rates during the last six months of 1999 and first three quarters of 2000. Pulte customers continue to account for the majority of total loan production, representing 83% of total unit production for 2000, compared with 79% in 1999 and 73% in 1998. Refinancings represented less than 2% of total loan production in 2000, compared with 4% in 1999 and almost 10% during 1998. At December 31, 2000, loan application backlog increased 7% to $536,000 as compared to $499,000 and $460,000 at December 31, 1999 and 1998, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Financial Services Operations (continued):

Mortgage Banking (continued):

Pre-tax income for the year ended December 31, 2000, was unchanged from 1999, as increases in origination fees and other income were offset by decreases in pricing and marketing gains and net interest income. During 2000, origination fees increased $1,605, or 23%, over the prior year due primarily to an increase in brokered loans. Pricing and marketing gains decreased $3,559, or 13%, from the same period in 1999, primarily due to competitive market conditions for much of 2000. As compared with 1999, net interest income decreased 17% to $1,815 during 2000 as a result of a drop in funded production and a higher cost of funds due to a new warehouse line that became effective March 31, 2000. During 2000, PMC recognized increased equity income from its minority interest in a Mexican mortgage banking company, and also recognized income from mortgage reinsurance operations.

For the year ended December 31, 1999, pre-tax income increased 25% over 1998. Mortgage origination fees increased by $2,029, or 41% due to increases in non-funded loans and higher revenues per loan. Pricing and marketing gains increased $2,289, or 9%, from the same period in 1998, due primarily to an 11% increase in funded mortgage originations. Net interest income in 1999 increased 59% from 1998 to $2,186. This increase was due to higher funded production, a widening of the yield curve and slightly higher average shareholder’s equity. During 1999, PMC recognized increased equity income from its Mexican mortgage banking operations, and also recorded income from the final settlement of a private mortgage insurance bankruptcy. These increases in income were partially offset by general and administrative expenses, which increased $2,946, or 16%, from 1998 due primarily to higher loan production and Year 2000-related expenditures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, which is required to be adopted for years beginning after June 15, 2000. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. To the extent the derivative is effectively hedged, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company will adopt this Statement effective January 1, 2001. Based on the Company’s derivative positions as of December 31, 2000, the Company believes that any effects of SFAS No. 133 will not be material to its earnings or financial position.

Financing Activities:

The Company’s secured financing operations, which were conducted by a limited-purpose subsidiary of PFCI, ceased operations during 1999. During the first quarter of 1999, PFCI recognized a net gain of approximately $1,700 in connection with the sale of its remaining mortgage-backed securities portfolio.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Corporate:

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company’s subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity. As a result, the corporate segment’s operating results will vary from year to year as these strategic initiatives evolve.

The following table presents this segment’s results of operations:

	Years Ended December 31,

	2000	1999	1998

Net interest expense	$28,987	$22,824	$14,269

Other corporate expenses, net	27,309	28,160	8,457

Loss before income taxes	$56,296	$50,984	$22,726

The increase in 2000 of the pre-tax loss to $56,296 was primarily a result of an increase in net interest expense. Increases in net interest expense are attributed to higher average use of the Company’s unsecured revolving credit facility in addition to the April 2000 issuance of $175,000 Senior Notes, primarily related to increased working capital requirements of the Homebuilding Operations. Interest incurred for the years ended December 31, 2000, 1999, and 1998, excluding interest incurred by the Company’s financial services operations, was approximately $62,800, $49,500 and $41,400, respectively. The increase in pre-tax loss of $28,258 in 1999, as compared with 1998 resulted from higher net interest expense due to increased short-term borrowings to fund working capital needs; higher costs associated with compensation due to increased profitability, insurance settlements, business development costs; and the write-down of a commercial land position.

Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Information related to Corporate interest capitalized into inventory is as follows:

	Years Ended December 31,

	2000	1999	1998

Interest in inventory at beginning of year	$19,092	$16,356	$14,719

Interest capitalized	33,129	27,923	21,801

Interest expensed	(28,019)	(25,187)	(20,164)

Interest in inventory at end of year	$24,202	$19,092	$16,356

Liquidity and Capital Resources :

Continuing Operations:

The Company’s net cash provided by operating activities for the year ended December 31, 2000 amounted to $23,322, compared with $15,113 for the prior year. Increases in inventory, other assets, accounts payable and accrued liabilities during 2000 were less than during 1999, and were offset by a larger increase in residential mortgage loans available-for-sale. Net cash used in investing activities was $5,185 for 2000. 1999 included the effects of PFCI’s sale of the underlying collateral of its mortgage-backed securities portfolio and the purchase of BRE’s interest in the net assets of the Company’s Active Adult joint venture. Net cash provided by financing activities for the year ended December 31, 2000, was $114,051 in 2000, as compared to a use of cash of $87,642 in 1999. These increased cash flows primarily reflect the Company’s issuance of $175,000 Senior Notes in April 2000 and issuance of common stock pursuant to the Company’s employee stock option plans, offset by stock repurchases.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted, except per share data)

Liquidity and Capital Resources (continued):

Continuing Operations(continued):

The Company finances homebuilding land acquisition, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $415,000 unsecured revolving credit facilities at December 31, 2000. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at December 31, 2000, amounted to $325,000, an amount deemed adequate to cover foreseeable needs. There were approximately $234,000 of borrowings outstanding under the $325,000 PMC arrangement at December 31, 2000. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

The Company’s income tax liabilities are affected by a number of factors. In 2000, the Company’s effective tax rate was 38.5% compared to 37.75% in 1999 and 39% in 1998. The Company’s lower effective income tax rate in 1999 resulted from a lower effective state tax rate and the favorable resolution of various state income tax matters. Management anticipates that the Company’s effective tax rate for 2001 will range between 38% and 39%.

At December 31, 2000, the Company had cash and equivalents of $183,985 and total long-term indebtedness of $677,602. The Company’s total long-term indebtedness includes $659,296 of unsecured Senior Notes, a $7,000 unsecured promissory note and other Pulte limited recourse debt of $11,306. The Company also has other non-recourse short-term notes payable of $42,885 and First Heights advances of $760.

In March 2000, the Company entered into a $25,000 uncommitted revolving credit facility which expires February 28, 2001. In April 2000 the Company sold, in a private placement, 9 1/2%, $175,000 Senior Notes due 2003 and subsequently filed an S-4 Registration Statement with the Securities and Exchange Commission in May 2000. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company’s revolving bank credit arrangements and for general corporate purposes. In August 2000, the Company canceled two revolving credit facilities totaling $375,000 and replaced them with one $375,000 committed five-year revolving credit facility. This facility was subsequently increased to $390,000. As of December 31, 2000, the Company’s unsecured credit facilities totaled $415,000.

In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 2000, approximated $1,100,900.

At December 31, 2000, the Company also had outstanding letters of credit and performance bonds of $154,100 and $471,000 respectively.

In January 2000, the Company’s Board of Directors approved a stock repurchase plan of up to $100,000. Shares will be purchased from time-to-time in the open market, depending upon market conditions. As of December 31, 2000, the Company had purchased 3,331,600 shares at an average price of $19.90. The Company anticipates that it would fund any repurchases under the plan through cash flows from operations.

Sources of the Company’s working capital at December 31, 2000, include its cash and equivalents, and its $415,000 committed unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the use of available financial sources, including securities offerings.

Subsequent to December 31, 2000, the Company sold 8 1/8%, $200,000 Senior Notes due 2011. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company’s revolving bank credit arrangements and for general corporate purposes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations:

The Company’s remaining investment in First Heights at December 31, 2000, approximated $31,400. The Company’s thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company’s thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund. As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117,000. Based upon the Company’s assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company’s liquidity.

Inflation:

The Company, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases the Company’s financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. The Company attempts to pass through to its customers any increases in its costs through increased sales prices and, to date, inflation has not had a material adverse effect on the Company’s results of operations. However, there is no assurance that inflation will not have a material adverse impact on the Company’s future results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to interest rate risk on its long term debt to the extent long-term rates decline. The following tables set forth, as of December 31, 2000 and 1999, the Company’s long term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value.

		As of December 31, 2000 for the
		Years ended December 31,

						There-		Fair
	2001	2002	2003	2004	2005	after	Total	Value

Rate sensitive liabilities:

Fixed interest rate debt:

Pulte Corporation public debt instruments	$—	$—	$275,000	$112,000	$125,000	$150,000	$662,000	$635,855

Average interest rate	—	—	8.59%	8.38%	7.30%	7.63%	8.09%	—

Pulte Diversified

Companies, Inc.,unsecured

promissory note	$7,000	—	—	—	—	—	$7,000	$7,000

Average interest rate	8.00%	—	—	—	—	—	8.00%	—

Pulte Home Corporation

other non-recourse debt	$10,878	$428	—	—	—	—	$11,306	$11,306

Average interest rate	7.51%	3.00%	—	—	—	—	7.34%	—

		As of December 31, 1999 for the
		Years ended December 31,

						There-		Fair
	2000	2001	2002	2003	2004	after	Total	Value

Rate sensitive liabilities:

Fixed interest rate debt:

Pulte Corporation public debt instruments	$—	$—	$—	$100,000	$115,000	$275,000	$490,000	$452,208

Average interest rate	—	—	—	7.00%	8.38%	7.48%	7.61%	—

Pulte Diversified

Companies, Inc.,

unsecured promissory note	$14,000	$7,000	—	—	—	—	$21,000	$21,000

Average interest rate	8.00%	8.00%	—	—	—	—	8.00%	—

Pulte Home Corporation other non-recourse debt	$11,066	$5,782	$427	—	—	—	$17,275	$17,275

Average interest rate	8.98%	8.00%	8.50%	—	—	—	8.64%	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when PMC commits to lend money to a customer at agreed upon terms (i.e., commits to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 1999 and 2000, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exsposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

PMC minimizes interest rate risk by (i) financing the loans via a variable rate borrowing agreement tied to the Federal Funds rate and (ii) hedging its loan commitments and closed loans through derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. PMC does not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of PMC’s financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to the Company’s financial results.

The Company’s aggregate net equity investment in Mexico approximated $42,600 at December 31, 2000. This investment, which is exposed to foreign currency exchange risk, could devalue by as much as $5,100 in 2001, assuming a hypothetical 18% annualized devaluation of the Mexican peso against the U.S. dollar during 2001. During the second quarter of 1998, the three-year cumulative rate of inflation in Mexico fell below 100%. As a result, the Mexican economy ceased to be considered hyperinflationary effective January 1, 1999. Based on this change in economic status and under current accounting rules, a majority of the Company’s translation adjustments in 2000 and 1999 were not included in the determination of net income for the Company’s international operations, but rather were reported separately and accumulated in a separate component of equity and included in the determination of other comprehensive income.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A, “Quantitative & Qualitative Disclosures About Market Risk,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including, but not limited to: the Company’s exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, and general competitive factors that may cause actual results to differ materially and its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company’s appeal in the District Court litigation with the FDIC).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999
($000's omitted, except share data)

ASSETS

	2000	1999

Cash and equivalents	$183,985	$51,797

Unfunded settlements	83,147	53,544

House and land inventories	1,880,263	1,792,733

Residential mortgage loans available-for-sale	259,239	218,062

Other assets	423,277	313,991

Deferred income taxes	56,572	57,224

	$2,886,483	$2,487,351

	LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable, including book overdrafts of $111,211 and

$113,335 in 2000 and 1999, respectively	$220,916	$207,354

Accrued liabilities	487,262	434,985

Unsecured short-term borrowings	—	7,000

Collateralized short-term debt, recourse solely to applicable

subsidiary assets	242,603	206,959

Income taxes	10,169	11,769

Subordinated debentures and Senior Notes	677,602	525,965

Total liabilities	1,638,552	1,394,032

Shareholders’ Equity:

Preferred stock, $.01 par value; 25,000,000 shares authorized,

none issued	—	—

Common stock, $.01 par value; 100,000,000 shares authorized,

41,566,960 and 43,263,780 shares issued and outstanding

in 2000 and 1999, respectively	416	433

Additional paid-in capital	109,593	77,070

Accumulated other comprehensive income (loss), net of income

taxes of $59 and $52 in 2000 and 1999, respectively	185	(259)

Retained earnings	1,137,737	1,016,075

Total shareholders’ equity	1,247,931	1,093,319

	$2,886,483	$2,487,351

See Notes to Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2000, 1999 and 1998
(000’s omitted, except per share data)

	2000	1999	1998

Revenues:

Homebuilding	$4,110,975	$3,677,716	$2,810,151

Financial services, interest and other	47,443	49,873	43,678

Corporate	633	2,748	12,692

Total revenues	4,159,051	3,730,337	2,866,521

Expenses:

Homebuilding, principally cost of sales	3,724,047	3,367,971	2,636,653

Financial services, principally interest and other	28,434	29,045	28,484

Corporate, net	56,929	53,732	35,418

Total expenses	3,809,410	3,450,748	2,700,555

Other income (expense):

Equity in profit (loss) of Pulte-affiliates	5,455	6,816	(152)

Income from continuing operations before income taxes	355,096	286,405	165,814

Income taxes	136,712	108,118	64,666

Income from continuing operations	218,384	178,287	101,148

Income (loss) from discontinued operations	(29,871)	(122)	1,035

Net income	$188,513	$178,165	$102,183

Per share data:

Basic:

Income from continuing operations	$5.29	$4.12	$2.35

Income (loss) from discontinued operations	(.73)	—	.03

Net income	$4.56	$4.12	$2.38

Assuming dilution:

Income from continuing operations	$5.18	$4.07	$2.30

Income (loss) from discontinued operations	(.71)	—	.03

Net income	$4.47	$4.07	$2.33

Cash dividends declared	$.16	$.16	$.15

Number of shares used in calculation:

Basic:

Weighted-average common shares outstanding	41,310	43,246	42,984

Assuming dilution:

Effect of dilutive securities — stock options	836	577	900

Adjusted weighted-average common shares

and effect of dilutive securities	42,146	43,823	43,884

See Notes to Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2000, 1999 and 1998
($000’s omitted, except per share data)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Retained
	Stock	Capital	Income (Loss)	Earnings	Total

Shareholders’ Equity, December 31, 1997	$213	$61,835	$1,687	$749,102	$812,837

Exercise of stock options	4	9,162	—	—	9,166

Cash dividends declared — $.15 per share	—	—	—	(6,456)	(6,456)

Stock dividend declared	214	(214)	—	—	—

Shares issued in business acquisition	1	4,268	—	—	4,269

Comprehensive income:

Net income	—	—	—	102,183	102,183

Change in unrealized gains on securities

available-for-sale, net of income taxes

of ($334)	—	—	(557)	—	(557)

Total comprehensive income					101,626

Shareholders’ Equity, December 31, 1998	432	75,051	1,130	844,829	921,442

Exercise of stock options	1	2,019	—	—	2,020

Cash dividends declared — $.16 per share	—	—	—	(6,919)	(6,919)

Comprehensive income:

Net income	—	—	—	178,165	178,165

Change in unrealized gains on securities

available-for-sale, net of income taxes

of ($722)	—	—	(1,130)	—	(1,130)

Foreign currency translation adjustments,

net of income taxes of $52	—	—	(259)	—	(259)

Total comprehensive income					176,776

Shareholders’ Equity, December 31, 1999	433	77,070	(259)	1,016,075	1,093,319

Exercise of stock options	16	38,605			38,621

Cash dividends declared — $.16 per share	—	—	—	(6,583)	(6,583)

Stock repurchases	(33)	(6,082)	—	(60,268)	(66,383)

Comprehensive income:

Net income	—	—	—	188,513	188,513

Foreign currency translation adjustments,

net of income taxes of $7	—	—	444	—	444

Total comprehensive income					188,957

Shareholders’ Equity, December 31, 2000	$416	$109,593	$185	$1,137,737	$1,247,931

See Notes to Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2000, 1999 and 1998
($000’s omitted)

	2000	1999	1998

Cash flows from operating activities:

Net income	$188,513	$178,165	$102,183

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Amortization, depreciation and other	14,230	13,497	5,044

Deferred income taxes	652	23,161	24,274

Gain on sale of securities	—	(1,664)	—

Increase (decrease) in cash due to:

Inventories	(210,025)	(258,196)	(224,812)

Residential mortgage loans available-for-sale	(41,177)	16,912	(49,956)

Other assets	(14,141)	(60,559)	(13,701)

Accounts payable and accrued liabilities	77,034	101,245	46,934

Income taxes	8,236	2,552	4,541

Net cash provided by (used in) operating activities	23,322	15,113	(105,493)

Cash flows from investing activities:

Proceeds from sale of securities available-for-sale	—	27,886	11,276

Principal payments on mortgage-backed securities	—	1,490	32,467

Purchases of securities available-for-sale	—	—	(21,809)

(Increase)/decrease in covered assets and FRF receivables	(3,862)	—	33,603

Cash paid for acquisitions, net of cash acquired	—	(24,714)	(158,832)

Proceeds from sale of business operations	—	—	90,602

Other, net	(1,323)	(5,665)	14,269

Net cash provided by (used in) investing activities	(5,185)	(1,003)	1,576

Cash flows from financing activities:

Payment of long-term debt and bonds	(19,969)	(50,480)	(10,672)

Proceeds from borrowings	209,930	18,717	91,998

Repayment of borrowings	(32,161)	(49,989)	(57,614)

Decrease in deposit liabilities	—	—	(37,462)

Issuance of common stock	28,784	1,646	6,952

Stock repurchases	(66,383)	—	—

Dividends paid	(6,583)	(6,919)	(6,456)

Other, net	433	(617)	(4,808)

Net cash provided by (used in) financing activities	114,051	(87,642)	(18,062)

Net increase (decrease) in cash and equivalents	132,188	(73,532)	(121,979)

Cash and equivalents at beginning of year	51,797	125,329	247,308

Cash and equivalents at end of year	$183,985	$51,797	$125,329

See Notes to Consolidated Financial Statements.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000’s omitted)

1. Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Corporation (the “Company” or “Pulte”), and all of its significant subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 4). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

Certain amounts related to discontinued operations previously reported in the 1999 financial statements and notes thereto were reclassified to conform to the 2000 presentation.

Significant accounting policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and equivalents

For purposes of the Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents.

Stock based compensation

The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company’s stock on the date of the grant. The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” are included in Note 7.

Foreign investments

The Company has investments in Mexico and Puerto Rico which are accounted for using the equity method. Gains and losses resulting from the change in Mexican peso exchange rates are recognized in accordance with SFAS No. 52, “Foreign Currency Translation.” For the year ended December 31, 1998, the Mexican economy was considered hyperinflationary; accordingly, SFAS No. 52 required that the U.S. dollar be the assumed functional currency of the Company’s investments in Mexico. During 1998, the three-year cumulative rate of inflation in Mexico fell below 100%, resulting in the Mexican economy no longer being considered hyperinflationary. Effective January 1, 1999, the functional currency of the Company’s investments in Mexico is the Mexican peso. The Company recorded a $78 loss and a $1,702 gain on foreign currency transactions for the years ended December 31, 2000 and 1999, respectively. Foreign currency transaction and translation losses aggregated $2,798 for the year ended December 31, 1998.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

1. Basis of presentation and significant accounting policies (continued)

Foreign investments (continued)

The Company’s investments primarily include the Mexican homebuilding joint ventures of Condak-Pulte S. De R.L. De C.V. and Desarrollos Residenciales Turisticos, S.A. de C.V., the net investments of which comprise $26,900 and $7,100, respectively at December 31, 2000. The Company recorded income of $5,455 and $6,000 related to its Mexican homebuilding operations in 2000 and 1999, as compared to a loss of $462 in 1998. To support homebuilding activities in Mexico, the Company also has a minority ownership interest (approximately 22.9%) in a Mexican mortgage banking company, the balance of which approximated $7,000 at December 31, 2000. The Company’s aggregate net equity investment in the Mexican joint ventures is approximately $42,600 as of December 31, 2000.

Income per share

Basic earnings per share is computed by dividing income available to common stockholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options, warrants and convertible securities. Any options that have an exercise price greater than the average market price are excluded from the diluted income per share calculation. For the years ended December 31, 2000, 1999 and 1998, 873,000, 2,623,000 and 29,000 respectively, of the outstanding stock options were excluded from this calculation. Earnings per share amounts, both basic and diluted, are disclosed for all periods presented and reflect the impact of the Company’s 2-for-1 stock split effective June 1, 1998.

Fair values of financial instruments

The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.

The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans.

The fair values of subordinated debentures and Senior Notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2000. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Advertising cost

The Company expenses advertising costs as they are incurred. For the years ended December 31, 2000, 1999 and 1998, the Company incurred advertising costs of approximately $40,440, $31,800 and $25,300, respectively.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

1. Basis of presentation and significant accounting policies (continued)

Employee benefits

The Company maintains the Pulte Home Corporation Investment Savings Plus (the “Plan”) which covers substantially all of the Company’s employees. Company contributions to the Plan are expensed as paid and are based on the employees’ years of service. The total Company contributions pursuant to the Plan were approximately $2,300, $2,100 and $2,200 for the years ended December 31, 2000, 1999 and 1998, respectively.

Derivative instruments and hedging activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, which is required to be adopted for years beginning after June 15, 2000. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. To the extent the derivative is effectively hedged, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. PMC, in the normal course of business, uses derivative financial instruments to meet the financing needs of its customers and reduce its own exposure to fluctuations in interest rates. The Company will adopt this Statement effective January 1, 2001. Based on the Company’s derivative positions as of December 31, 2000, the Company believes that any effects of SFAS No. 133 will not be material to its earnings or financial position.

    Homebuilding

Allowance for warranties

Home purchasers are provided with warranties against certain building defects. Estimated warranty cost is provided in the period in which the sale is recorded.

Start-up costs

Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

Revenues

Homebuilding revenues are recorded when the sales of homes are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on homes for which the sale was completed.

Inventories

Finished inventories are stated at the lower of accumulated cost or fair value less costs to sell. Inventories under development or held for development are stated at accumulated cost, unless such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis as cost of sales. Included in inventories is related interest and property taxes. The Company capitalized interest in the amount of $33,129, $27,923 and $21,801 and expensed to homebuilding interest expense $28,019, $25,187 and $20,164 in 2000, 1999 and 1998, respectively.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

1. Basis of presentation and significant accounting policies (continued)

Financial Services

Mortgage servicing rights

The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually two to three months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. The Company could be required to repurchase loans found to be defective. Reserves for such future repurchases or indemnifications are reflected in accounts payable and accrued liabilities. During 2000, 1999, and 1998 total servicing rights recognized were $33,048, $38,290 and $35,995, respectively.

Residential mortgage loans available for sale

Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $1,119 and $947 at December 31, 2000 and 1999, respectively.

Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale (see Note 11). Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

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

2. Segment information

The Company’s operations are classified into three reportable segments: Homebuilding, Financial Services and Corporate.

The Company’s Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, the Company’s core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

The Company’s Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries.

Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company’s subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative functions to support the Company as a publicly traded entity.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

2. Segment information (continued)

     Operating Data by Segment

	Years Ended December 31,

	2000	1999	1998

Revenues:

Homebuilding	$4,110,975	$3,677,716	$2,810,151

Financial Services	47,443	49,873	43,678

Corporate	633	2,748	12,692

Total revenues	4,159,051	3,730,337	2,866,521

Cost of sales:

Homebuilding	3,339,717	3,023,841	2,359,253

Selling, general and administrative:

Homebuilding	371,325	319,051	252,684

Financial Services	20,906	21,391	19,241

Corporate	12,372	12,682	6,695

Total selling, general and administrative	404,603	353,124	278,620

Interest:

Homebuilding	28,019	25,187	20,164

Financial Services	7,478	7,404	9,043

Corporate	29,620	24,224	21,910

Total interest	65,117	56,815	51,117

Other (income) expense, net:

Homebuilding	(15,014)	(108)	4,552

Financial Services	50	250	200

Corporate	14,937	16,826	6,813

Total other (income) expense, net	(27)	16,968	11,565

Total costs and expenses	3,809,410	3,450,748	2,700,555

Equity in income (loss) of joint ventures:

Homebuilding	5,455	6,816	(152)

Income before income taxes:

Homebuilding	392,383	316,561	173,346

Financial Services	19,009	20,828	15,194

Corporate	(56,296)	(50,984)	(22,726)

Total income before income taxes	$355,096	$286,405	$165,814

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

2. Segment information (continued)

    Supplemental Operating Data by Geographic Region

	Years Ended December 31,

	2000	1999	1998

Revenues:

Domestic United States	$4,131,892	$3,707,048	$2,850,349

International	27,159	23,289	16,172

Total revenues	4,159,051	3,730,337	2,866,521

Cost of sales:

Domestic United States	3,315,106	3,003,504	2,347,253

International	24,611	20,337	12,000

Total cost of sales	3,339,717	3,023,841	2,359,253

Selling, general and administrative:

Domestic United States	399,323	349,633	274,778

International	5,280	3,491	3,842

Total selling, general and administrative	404,603	353,124	278,620

Interest:

Domestic United States	65,117	56,815	51,117

International	—	—	—

Total interest	65,117	56,815	51,117

Other (income) expense, net:

Domestic United States	1,666	19,490	5,460

International	(1,693)	(2,522)	6,105

Total other expense, net	(27)	16,968	11,565

Total costs and expenses	3,809,410	3,450,748	2,700,555

Equity in income (loss) of joint ventures	5,455	6,816	(152)

Income before income taxes	$355,096	$286,405	$165,814

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

2. Segment information (continued)

	Asset Data by Segment

		Financial
	Homebuilding	Services	Corporate	Total

At December 31, 2000:

Inventory	$1,880,263	$—	$—	$1,880,263

Identifiable assets	2,443,540	283,265	159,678	$2,886,483

At December 31, 1999:

Inventory	$1,792,733	$—	$—	$1,792,733

Identifiable assets	2,157,395	237,318	92,638	$2,487,351

At December 31, 1998:

Inventory	$1,455,208	$—	$—	$1,455,208

Identifiable assets	1,765,431	274,488	222,642	$2,262,561

	Supplemental Asset Data by Geographic Region

	Domestic
	United States	International	Total

At December 31, 2000:

Inventory	$1,852,534	$27,729	$1,880,263

Identifiable assets	2,821,490	64,993	$2,886,483

At December 31, 1999:

Inventory	$1,760,581	$32,152	$1,792,733

Identifiable assets	2,422,066	65,285	$2,487,351

At December 31, 1998:

Inventory	$1,431,245	$23,963	$1,455,208

Identifiable assets	2,201,127	61,434	$2,262,561

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

3. Acquisitions

Effective July 1, 1999, the Company purchased Blackstone Real Estate Advisors’ interest in the net assets of its active adult joint venture for an aggregate cash purchase price of $26,000. The purchase price was allocated to assets acquired and liabilities assumed using the purchase method of accounting. As a result of this purchase, Pulte owns 100% of the operations, and effective July 1, 1999, the operations are fully consolidated with the operating results of Pulte’s other homebuilding operations. Prior to this purchase, and since March 25, 1998, Pulte’s 50% interest in this joint venture was accounted for as an equity investment.

On July 1, 1998, the Company acquired the outstanding stock and membership interests in certain closely-held businesses of Florida-based, DiVosta & Company for an aggregate purchase price of approximately $155,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included approximately $109,000 of cash paid, approximately $25,000 of liabilities assumed and $21,000 in the form of a seller-financed note. The purchase price was allocated to the assets acquired and liabilities assumed based on relative fair value estimates. Goodwill of approximately $47,000 represents the excess of the purchase price over these fair value estimates and is amortized using a straight-line method over a seven-year period. The Company has included the operating results of DiVosta & Company since the acquisition date in its consolidated results of operations. Goodwill amortization was $6,600, $6,600 and $3,400 for the years ended December 31, 2000, 1999 and 1998, respectively.

On May 27, 1998, the Company acquired all of the outstanding stock of Tennessee-based Radnor Homes and the net assets of an affiliate for an aggregate purchase price of approximately $58,000. Consideration for this acquisition, which was recorded using the purchase method of accounting, included $51,000 of cash paid, approximately $3,000 of liabilities assumed and the issuance of 153,570 shares of the Company’s common stock. The purchase price was allocated to the tangible assets acquired and liabilities assumed based on relative fair value estimates. The Company has included the operating results of Radnor Homes since the acquisition in its consolidated results of operations.

The effect of these transactions, had they occurred at the beginning of 1999 and 1998, is not material to the operations of the Company as a whole.

4. Discontinued operations

In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistance Agreement.

The FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $81,035 and $77,555 at December 31, 2000 and 1999, respectively. The notes had a weighted-average interest rate of 5.6% and 5.1% at December 31, 2000 and 1999, respectively. The notes, bearing interest at rates indexed to the Texas Cost of Funds plus a spread, were due in September 1998; notwithstanding this maturity, the Federal Deposit Insurance Corporation (FDIC) has chosen to temporarily withhold payment. The notes were subject to annual prepayments, which were limited to 10% of the total original note balances. The FSLIC Resolution Fund (FRF) exercised its right to prepay the notes by $31,560 in each year from 1992 through 1998. The FRF is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

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

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

4. Discontinued operations (continued)

Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the FDIC prevented the prepayment of the FRF notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN is collateralized by the FRF notes and bears interest at a rate indexed to the Texas Cost of Funds plus a spread. The LAN matured in September 1998; however, payment of this liability is also temporarily withheld by First Heights pending resolution of all open matters with the FDIC. As discussed in Note 10, the Company is involved in litigation with the FDIC and as part of this litigation, the parties asserted various claims with respect to obligations under promissory notes issued by each of the parties in connection with the thrift acquisition and activities.

Since December 31, 1998, First Heights has no longer held any deposits, nor has it maintained an investment portfolio. First Heights’ day-to-day activities are principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

Included in accounts payable and accrued liabilities are litigation-related accruals recorded by the Company, offset by accounts and notes receivable due from the FRF, of $30,250 and $3,611 as of December 31, 2000 and 1999, respectively.

Revenues of discontinued operations were $3,685, $3,677 and $6,412 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, discontinued thrift operations resulted in income (loss) of $(29,871) (including income tax provision of $149), $(122) and $1,035 (including income tax benefit of $1,386), respectively. 2000 includes a $30,000 charge for related litigation as discussed in Note 10.

The Company has previously recognized, as part of discontinued thrift operations, after-tax income of approximately $110,000. Such income relates to tax benefits associated with net operating losses (NOLs). Although the Company has computed its NOLs and reported them to the Internal Revenue Service (the “IRS”) in a manner that it believes will comply with applicable law and that indicates that they generally are available to offset the Company’s taxable income, there is no assurance that the IRS will agree with the Company’s determination of the amount of NOLs, in which case, if the IRS were to prevail, the use of a portion or all of the Company’s NOLs could be disallowed.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

5. Short-term credit arrangements

Short-term financing for the Company on an operating segment basis is as follows:

Corporate/Homebuilding

In March 2000, the Company entered into an uncommitted $25,000 revolving credit facility which expires February 28, 2001.

In August 2000, the Company, PDCI and PHC entered into a $375,000 committed unsecured revolving credit facility under which a variety of interest rates are available to the Company. This facility, which was subsequently expanded to $390,000 during 2000, expires August 31, 2005. This facility, which includes an option to expand the facility size to $600,000, replaces two revolving credit facilities of $170,000 and $205,000. The bank credit agreements contain restrictive covenants. Under the most restrictive of the covenants, the Company is required to maintain a minimum tangible net worth of $800,000 plus 50% of consolidated net income earned subsequent to March 31, 2000. The following is aggregate borrowing information:

	2000	1999	1998

Available credit lines at year-end	$415,000	$375,000	$220,000

Unused credit lines at year-end	$415,000	$368,000	$220,000

Maximum amount outstanding at the end of any month	$245,000	$200,000	$—

Average monthly indebtedness	$137,000	$107,000	$202

Range of interest rates during the year	5.19 to	4.87 to	5.00 to

	9.50%	9.25%	8.50%

Weighted-average daily interest rate	6.86%	6.26%	5.12%

Financial Services

Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

At December 31, 2000, PMC had a committed bank credit line of $125,000 and a discretionary credit line of $125,000. The bank credit agreements require PMC to pay a fee for the committed credit lines. The committed line expires March 31, 2003 while the discretionary line has no expiration date. PMC also has a $75,000 annual asset-backed commercial paper program, which can be extended to December 22, 2003, subject to approval by the administrative agent. During 2000, 1999 and 1998, PMC provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, PMC is required to maintain a minimum tangible net worth of $10,000.

The following is aggregate borrowing information:	2000	1999	1998

Available credit lines at year-end	$325,000	$345,000	$250,000

Unused credit lines at year-end	$91,000	$147,000	$40,000

Maximum amount outstanding at the end of any month	$234,000	$198,000	$210,000

Average monthly indebtedness	$117,000	$122,000	$114,000

Range of interest rates during the year	0.45 to	0.60 to	0.60 to

	8.15%	8.15%	7.67%

Weighted-average daily interest rate	6.86%	5.58%	5.92%

Weighted-average rate at year-end	7.31%	7.11%	5.51%

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

6. Long-term debt

Long-term debt is summarized as follows:	At December 31,

	2000	1999

Corporate

9.5% unsecured Senior Notes, issued by Pulte Corporation, due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte

and certain wholly-owned subsidiaries of Pulte. See Note 13	$174,409	$—

7% unsecured Senior Notes, issued by Pulte Corporation, due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte

and certain wholly-owned subsidiaries of Pulte. See Note 13	99,880	99,840

8.375% unsecured Senior Notes, issued by Pulte Corporation, due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and

certain wholly-owned subsidiaries of Pulte. See Note 13	111,880	114,842

7.3% unsecured Senior Notes, issued by Pulte Corporation, due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and

certain wholly-owned subsidiaries of Pulte. See Note 13	124,949	124,938

7.625% unsecured Senior Notes, issued by Pulte Corporation, due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and

certain wholly-owned subsidiaries of Pulte. See Note 13	148,178	148,070

8% unsecured promissory note, issued by Pulte Diversified Companies, Inc.,

due 2001, unconditionally guaranteed by Pulte	7,000	21,000

Homebuilding

Other non-recourse debt, minimum annual principal payments required,

maturing at various times through 2001, interest rates ranging

from 3% to 10.5%	11,306	17,275

	$677,602	$525,965

Estimated fair value	$654,161	$490,483

Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years after 2000 are as follows: 2001 — $18,306; 2002 — $0; 2003 — $274,289; 2004 — $111,880; 2005- $124,949; and thereafter $148,178.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted, except per share data)

7. Stock compensation plans and management incentive compensation

The Company has four fixed stock option plans for employees (the “Employee Plans”) and two stock option plans for nonemployee directors (the “Director Plans”); information related to the Plans is as follows:

Shares
Plan Name	Authorized

Employee plans

Pulte Corporation 2000 Stock Incentive Plan for Key Employees	2,500,000

Pulte Corporation 1995 Stock Incentive Plan for Key Employees	4,000,000

Pulte Corporation 1994 Stock Incentive Plan for Key Employees	2,000,000

Pulte Corporation 1990 Stock Incentive Plan for Key Employees	1,600,000

Nonemployee director plans

2000 Stock Plan for Nonemployee Directors	250,000

1997 Stock Plan for Nonemployee Directors	133,400

As of December 31, 2000, 2,250,000 stock options remain available for grant under the Employee Plans and 279,000 stock options remain available for grant under the Director Plans.

The Employee Plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding 10 years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to five years.

Under the Director Plans, each new nonemployee director will receive 900 shares of common stock and options to purchase an additional 4,000 shares. Nonemployee directors are also entitled to an annual distribution of 900 shares of common stock and options to purchase an additional 4,000 shares. All options granted are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plans are exercisable for 10 years from the grant date.

A summary of the status of the Company’s stock option plans as of December 31, 2000, 1999 and 1998 and changes during the years ending on those dates is presented below (000’s omitted):

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning

of year	5,589	$19	4,400	$18	5,086	$17

Granted	1,439	33	1,427	23	199	22

Exercised	(1,631)	17	(93)	15	(461)	15

Forfeited	(39)	24	(145)	20	(424)	17

Outstanding, end of year	5,358	$23	5,589	$19	4,400	$18

Options exercisable at

year-end	1,939	$18	2,028	$17	898	$16

Weighted-average per share

fair value of options

granted during the year	$15.20		$10.45		$8.52

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted, except per share data)

7. Stock compensation plans and management incentive compensation (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2000 (000’s omitted):

	Options Outstanding			Options Exercisable

		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Per Share	Outstanding at	Remaining	Per Share	Exercisable at	Per Share
Exercise Prices	December 31	Contract Life	Exercise Price	December 31	Exercise Price

$13 to 19	2,203	5.1	$17	1,240	$17

$20 to 30	2,266	6.9	$23	699	$21

$31 to 42	889	9.9	$42	—	—

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans is determined based on the fair value at the grant dates for awards under those plans. Additional stock option awards are anticipated in future years. For the years ended December 31, 2000, 1999 and 1998, the Company’s income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998

Income from continuing operations:

As reported	$218,384	$178,287	$101,148

Pro forma	$212,796	$174,685	$99,655

Net income:

As reported	$188,513	$178,165	$102,183

Pro forma	$182,925	$174,563	$100,690

Per share data:

Basic:

Income from continuing operations:

As reported	$5.29	$4.12	$2.35

Pro forma	$5.15	$4.04	$2.32

Net income:

As reported	$4.56	$4.12	$2.38

Pro forma	$4.43	$4.04	$2.34

Assuming dilution:

Income from continuing operations:

As reported	$5.18	$4.07	$2.30

Pro forma	$5.05	$3.98	$2.27

Net income:

As reported	$4.47	$4.07	$2.33

Pro forma	$4.34	$3.98	$2.29

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: weighted-average dividend yields of .57%, .67% and .68%, expected volatility 34.5%, 30.5% and 29.8%, weighted-average risk-free interest rates of 5.54%, 5.48% and 5.57%, and weighted-average expected lives of 7.33 years, 7.27 years and 6.75 years.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted, except per share data)

7. Stock compensation plans and management incentive compensation (continued)

Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company’s corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 2000, 1999 and 1998, the Company’s total current cash incentive compensation expense was $51,300, $45,300 and $25,500, respectively. The Company also utilizes a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. For the years ended December 31, 2000, 1999 and 1998 the Company expensed $2,300, $10,087 and $4,600, respectively, relating to this plan.

8. Income taxes

     The Company’s net deferred tax asset is as follows:

	At December 31,

	2000	1999

Deferred tax liabilities:

Capitalized items deducted for tax, net	$(13,219)	$(11,314)

Market losses deducted for tax and other	(10)	(7)

	(13,229)	(11,321)

Deferred tax assets:

Non-deductible reserves and other	67,544	58,045

State net operating loss carryforwards	2,257	2,257

AMT credit carryforwards	—	8,243

	69,801	68,545

Net deferred tax asset	$56,572	$57,224

The net operating losses expire in 2006 and are generally available to offset the Company’s taxable income in future years.

Realization of the net deferred tax asset is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that it is more likely than not that the net deferred tax asset will be realized.

Components of current and deferred income tax expense (benefit) of continuing operations are as follows:

	Current	Deferred	Total

Year ended December 31, 2000

Federal	$123,381	$1,594	$124,975

State and other	12,679	(942)	11,737

	$136,060	$652	$136,712

Year ended December 31, 1999

Federal	$78,351	$22,980	$101,331

State and other	6,606	181	6,787

	$84,957	$23,161	$108,118

Year ended December 31, 1998

Federal	$33,804	$24,974	$58,778

State and other	6,588	(700)	5,888

	$40,392	$24,274	$64,666

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

8. Income taxes (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2000	1999	1998

Income taxes at federal statutory rate	35.00%	35.00%	35.00%

Effect of state and local income taxes, net of federal tax	2.91	2.23	4.20

Settlement of state tax issues and other	.59	.52	(.20)

Effective rate	38.50%	37.75%	39.00%

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

Years Ending December 31,

2001	$16,459

2002	10,676

2003	6,533

2004	3,722

2005	3,383

After 2005	4,383

Total minimum lease payments	$45,156

Net rental expense for the years ended December 31, 2000, 1999 and 1998 was $25,513, $22,122 and $20,577, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

10. Commitments and contingencies

In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option at December 31, 2000 and 1999 approximated $1,100,900 and $835,400 respectively.

At December 31, 2000, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $154,100 and $471,000, respectively.

The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations or financial position of the Company.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

10. Commitments and contingencies (continued)

First Heights-related litigation

The Company is a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the “District Court Case”) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the “Pulte Parties”). The second lawsuit (the “Court of Federal Claims Case”) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC is obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC. The FDIC filed a motion to dismiss the case and on April 12, 2000, the District Court dismissed First Heights’ complaint. First Heights has appealed the Court’s ruling to the Sixth Circuit Court of Appeals and that appeal remains pending.

In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC is the successor to the FSLIC. The FDIC and the Pulte Parties disagree about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company’s and First Heights’ amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties dispute the FDIC’s claims and believe that a proper interpretation of the Assistance Agreement limits the FDIC’s participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

On March 5, 1999, the United States District Court (the Court), entered a “Final Judgment” against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC’s claims against the Pulte Parties. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221,300, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it has already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105,000, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount plus interest. The Final Judgment does not address this issue. The Company disagreed with the District Court’s rulings and appealed the decision to the Sixth Circuit Court of Appeals. The Company had previously disclosed that if the District Court’s final judgment were upheld in its entirety on appeal, the potential after-tax charge against Discontinued Operations, after giving effect to interest owed by the FDIC to First Heights, would approximate $88,000 plus post judgment interest.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

10. Commitments and contingencies (continued)

First Heights-related litigation (continued)

On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. The Sixth Circuit denied both the Company’s and the FDIC’s petition for rehearing. Since the Sixth Circuit opinion leaves certain significant issues to be resolved through further Court proceedings the Company is currently unable to precisely calculate the final amount it may owe. Based upon its reading of the Sixth Circuit opinion, however, the Company determined that an after-tax charge of $30,000 to Discontinued Operations was appropriate in the third quarter. The final settlement with the FDIC may be more or less than amounts provided because the outcome of the remaining litigation issues is uncertain.

The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the rulings in the District Court Case. The Company is considering seeking relief in the Court of Federal Claims Case that would, if granted, recoup portions of the damages awarded in the District Court Case should they be upheld.

The Court of Federal Claims Case contains similar claims as those that were voluntarily dismissed from the District Court Case. In their complaint, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993. That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert certain other claims concerning the contract, including claims that the United States (through the FDIC as receiver) has improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits they had contracted for, and that the enactment of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 breached the Government’s obligation not to require contributions of capital greater than those required by the contract.

11. Financial instruments, including those with off-balance sheet risk

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

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

11. Financial instruments, including those with off-balance sheet risk (continued)

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

The following are PMC’s loan commitments:

		Fair
	Commitment	Market	Interest	Expiration
	Amount	Value	Rates	Dates

At December 31, 2000:

Loan commitments to borrowers	$28,823	$28,421	6.49 to	January 2001-

			13.80%	June 2001

At December 31, 1999:

Loan commitments to borrowers	$51,341	$51,189	5.50 to	January 2000-

			10.50%	November 2000

PMC has credit risk to the extent that the counterparties to the derivative financial instruments do not perform their obligation under the agreements. If one of the counterparties does not perform, PMC would not receive the cash to which it is entitled under the conditions of the agreement. PMC manages credit risk by entering into agreements with large national investment bankers or financial institutions, all of whom meet PMC’s established credit underwriting standards. Options on futures are traded on organized exchanges with the exchange clearinghouse serving as the counterparty in the trade, reducing the risk of non-performance. Management does not anticipate any material losses as a result of its agreements and does not consider them to represent an undue level of credit, interest or liquidity risk for PMC.

The table below summarizes, by class, the contractual amounts of PMC’s derivative financial instruments.

		Fair
	Commitment	Market	Interest	Expiration
	Amount	Value	Rates	Dates

At December 31, 2000:

Sell Securities	$267,534	$265,816	5.88 to	January 2001-

			13.80%	February 2001

At December 31, 1999:

Sell Securities	$242,854	$244,537	5.50 to	January 2000-

			8.00%	February 2000

Realized gains or losses on derivative financial instruments are recognized in net gain from sale of mortgages in the period settlement occurs.

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

12. Supplemental cash flow information

	Years ended December 31

	2000	1999	1998

Cash paid during the year for:

Interest, net of amount capitalized	$29,579	$26,225	$31,231

Income taxes	$115,352	$63,685	$33,811

Non-cash investing and financing activities:

Issuance of common stock for business acquisition	$—	$—	$4,269

13. Supplemental Guarantor information

The Company has the following outstanding Senior Note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, and (5) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International, PMC and First Heights.

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

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

ASSETS

Cash and equivalents	$—	$133,860	$50,125	$—	$183,985

Unfunded settlements	—	91,008	(7,861)	—	83,147

House and land inventories	—	1,852,534	27,729	—	1,880,263

Residential mortgage loans available-for-sale	—	—	259,239	—	259,239

Land held for sale and future development	—	121,084	—	—	121,084

Other assets	41,136	196,627	64,430	—	302,193

Deferred income taxes	56,572	—	—	—	56,572

Investment in subsidiaries	1,419,923	27,704	1,497,150	(2,944,777)	—

Advances receivable — subsidiaries	540,914	23,491	2,786	(567,191)	—

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$112,131	$565,611	$30,436	$—	$708,178

Collateralized short-term debt, recourse solely to applicable subsidiary assets	—	—	242,603	—	242,603

Income taxes	10,169	—	—	—	10,169

Subordinated debentures and senior notes	659,296	11,306	7,000	—	677,602

Advances payable — subsidiaries	29,018	373,171	165,002	(567,191)	—

Total liabilities	810,614	950,088	445,041	(567,191)	1,638,552

Shareholders’ Equity:

Common stock	416	300	11,032	(11,332)	416

Additional paid-in capital	109,593	599,962	651,586	(1,251,548)	109,593

Accumulated other comprehensive income	185	—	185	(185)	185

Retained earnings	1,137,737	895,958	785,754	(1,681,712)	1,137,737

Total shareholders’ equity	1,247,931	1,496,220	1,448,557	(2,944,777)	1,247,931

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

ASSETS

Cash and equivalents	$50	$44,206	$7,541	$—	$51,797

Unfunded settlements	—	60,143	(6,599)	—	53,544

House and land inventories	—	1,760,581	32,152	—	1,792,733

Residential mortgage loans available-for-sale	—	—	218,062	—	218,062

Land held for sale and future development	—	52,453	—	—	52,453

Other assets	21,109	188,298	52,131	—	261,538

Deferred income taxes	57,224	—	—	—	57,224

Investment in subsidiaries	1,298,676	19,904	1,302,700	(2,621,280)	—

Advances receivable — subsidiaries	354,211	21,927	40,571	(416,709)	—

	$1,731,270	$2,147,512	$1,646,558	$(3,037,989)	$2,487,351

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$86,526	$554,745	$1,068	$—	$642,339

Unsecured short-term borrowings	7,000	—	—	—	7,000

Collateralized short-term debt, recourse solely to applicable subsidiary assets	—	—	206,959	—	206,959

Income taxes	11,769	—	—	—	11,769

Subordinated debentures and senior notes	487,690	17,275	21,000	—	525,965

Advances payable — subsidiaries	44,966	274,390	97,353	(416,709)	—

Total liabilities	637,951	846,410	326,380	(416,709)	1,394,032

Shareholders’ Equity:

Common stock	433	—	11,137	(11,137)	433

Additional paid-in capital	77,070	546,754	650,816	(1,197,570)	77,070

Accumulated other comprehensive loss	(259)	—	(259)	259	(259)

Retained earnings	1,016,075	754,348	658,484	(1,412,832)	1,016,075

Total shareholders’ equity	1,093,319	1,301,102	1,320,178	(2,621,280)	1,093,319

	$1,731,270	$2,147,512	$1,646,558	$(3,037,989)	$2,487,351

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2000

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Revenues:

Homebuilding	$—	$4,083,816	$27,159	$—	$4,110,975

Mortgage banking and financing, interest and other	—	—	47,443	—	47,443

Corporate	317	316	—	—	633

Total revenues	317	4,084,132	74,602	—	4,159,051

Expenses:

Homebuilding:

Cost of sales	—	3,315,106	24,611	—	3,339,717

Selling, general and administrative and other expense	(295)	380,857	3,768	—	384,330

Mortgage banking and financing, principally interest	—	—	28,434	—	28,434

Corporate, net	45,025	14,134	(2,230)	—	56,929

Total expenses	44,730	3,710,097	54,583	—	3,809,410

Other Income:

Equity in income of Pulte-affiliates	—	—	5,455	—	5,455

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(44,413)	374,035	25,474	—	355,096

Income taxes (benefit)	(18,273)	144,508	10,477	—	136,712

Income (loss) from continuing operations before equity in net income of subsidiaries	(26,140)	229,527	14,997	—	218,384

Loss from discontinued operations	(1,948)	—	(27,923)	—	(29,871)

Income (loss) before equity in net income of subsidiaries	(28,088)	229,527	(12,926)	—	188,513

Equity in net income (loss) of subsidiaries:

Continuing operations	244,524	11,750	239,390	(495,664)	—

Discontinued operations	(27,923)	—	—	27,923	—

	216,601	11,750	239,390	(467,741)	—

Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 1999

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Revenues:

Homebuilding	$—	$3,655,775	$21,941	$—	$3,677,716

Mortgage banking and financing, interest and other	—	—	49,873	—	49,873

Corporate	681	719	1,348	—	2,748

Total revenues	681	3,656,494	73,162	—	3,730,337

Expenses:

Homebuilding:

Cost of sales	—	3,003,504	20,337	—	3,023,841

Selling, general and administrative and other expense	1,097	342,064	969	—	344,130

Mortgage banking and financing, principally interest	—	—	29,045	—	29,045

Corporate, net	40,609	10,570	2,553	—	53,732

Total expenses	41,706	3,356,138	52,904	—	3,450,748

Other Income:

Equity in income of Pulte-affiliates	—	816	6,000	—	6,816

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(41,025)	301,172	26,258	—	286,405

Income taxes (benefit)	(22,704)	118,796	12,026	—	108,118

Income (loss) from continuing operations before equity in net income of subsidiaries	(18,321)	182,376	14,232	—	178,287

Income (loss) from discontinued operations	(2,037)	—	1,915	—	(122)

Income (loss) before equity in net income of subsidiaries	(20,358)	182,376	16,147	—	178,165

Equity in net income of subsidiaries:

Continuing operations	196,608	11,727	192,644	(400,979)	—

Discontinued operations	1,915	—	—	(1,915)	—

	198,523	11,727	192,644	(402,894)	—

Net income	$178,165	$194,103	$208,791	$(402,894)	$178,165

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 1998

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Revenues:

Homebuilding	$—	$2,797,999	$12,152	$—	$2,810,151

Mortgage banking and financing, interest and other	—	—	43,678	—	43,678

Corporate	7,641	1,031	4,020	—	12,692

Total revenues	7,641	2,799,030	59,850	—	2,866,521

Expenses:

Homebuilding:

Cost of sales	—	2,347,253	12,000	—	2,359,253

Selling, general and administrative and other expense	953	272,520	3,927	—	277,400

Mortgage banking and financing, principally interest	—	—	28,484	—	28,484

Corporate, net	32,107	(1,785)	5,096	—	35,418

Total expenses	33,060	2,617,988	49,507	—	2,700,555

Other Income:

Equity in income (loss) of Pulte-affiliates	—	310	(462)	—	(152)

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(25,419)	181,352	9,881	—	165,814

Income taxes (benefit)	(14,006)	72,663	6,009	—	64,666

Income (loss) from continuing operations before equity in net income of subsidiaries	(11,413)	108,689	3,872	—	101,148

Income (loss) from discontinued operations	(301)	—	1,336	—	1,035

Income (loss) before equity in net income of subsidiaries	(11,714)	108,689	5,208	—	102,183

Equity in net income of subsidiaries:

Continuing operations	112,561	9,094	112,232	(233,887)	—

Discontinued operations	1,336	—	—	(1,336)	—

	113,897	9,094	112,232	(235,223)	—

Net income	$102,183	$117,783	$117,440	$(235,223)	$102,183

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from operating activities:

Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Equity in income of subsidiaries	(216,601)	(11,750)	(239,390)	467,741	—

Amortization, depreciation and other	320	15,636	(1,726)	—	14,230

Deferred income taxes	652	—	—	—	652

Increase (decrease) in cash due to:

Inventories	—	(214,448)	4,423	—	(210,025)

Residential mortgage loans available-for-sale	—	—	(41,177)	—	(41,177)

Other assets	(1,431)	(966)	(11,744)	—	(14,141)

Accounts payable and accrued liabilities	6,908	33,683	36,443	—	77,034

Income taxes	(88,518)	94,476	2,278	—	8,236

Net cash provided by (used in) operating activities	(110,157)	157,908	(24,429)	—	23,322

Cash flows from investing activities:

Increase in covered assets and FRF Receivables	—	—	(3,862)	—	(3,862)

Dividends received from subsidiaries	100,000	4,500	104,900	(209,400)	—

Investment in subsidiaries	(4,100)	(670)	(54,300)	59,070	—

Advances (to) from affiliates	(89,949)	(1,564)	40,129	51,384	—

Other, net	—	(95)	(1,228)	—	(1,323)

Net cash provided by (used in) investing activities	$5,951	$2,171	85,639	(98,946)	(5,185)

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2000

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from financing activities:

Payment of long-term debt and bonds	$—	$(5,969)	$(14,000)	$—	$(19,969)

Proceeds from borrowings	174,286	—	35,644	—	209,930

Repayment of borrowings	(10,000)	(22,161)	—	—	(32,161)

Capital contributions from parent	—	58,300	770	(59,070)	—

Advances (to) from affiliates	(15,948)	4,305	63,027	(51,384)	—

Issuance of common stock	28,784	—	—	—	28,784

Stock repurchases	(66,383)	—	—	—	(66,383)

Dividends paid	(6,583)	(104,900)	(104,500)	209,400	(6,583)

Other, net	—	—	433	—	433

Net cash provided by (used in) financing
activities	104,156	(70,425)	(18,626)	98,946	114,051

Net increase (decrease) in cash and
equivalents	(50)	89,654	42,584	—	132,188

Cash and equivalents at beginning of year	50	44,206	7,541	—	51,797

Cash and equivalents at end of year	$—	$133,860	$50,125	$—	$183,985

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 1999

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from operating activities:

Net income	$178,165	$194,103	$208,791	$(402,894)	$178,165

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Equity in income of subsidiaries	(198,523)	(11,727)	(192,644)	402,894	—

Amortization, depreciation and other	194	13,964	(661)	—	13,497

Deferred income taxes	23,161	—	—	—	23,161

Gain on sale of securities	—	—	(1,664)	—	(1,664)

Increase (decrease) in cash due to:

Inventories	—	(250,007)	(8,189)	—	(258,196)

Residential mortgage loans available-for-sale	—	—	16,912	—	16,912

Other assets	(3,160)	(66,365)	8,966	—	(60,559)

Accounts payable and accrued liabilities	24,411	70,358	6,476	—	101,245

Income taxes	(124,870)	126,120	1,302	—	2,552

Net cash provided by (used in) operating activities	(100,622)	76,446	39,289	—	15,113

Cash flows from investing activities:

Proceeds from sale of securities available-for-sale	—	—	27,886	—	27,886

Principal payments of mortgage-backed securities	—	—	1,490	—	1,490

Cash paid for acquisitions, net of cash acquired	—	(24,714)	—	—	(24,714)

Dividends received from subsidiaries	3,550	15,294	—	(18,844)	—

Investment in subsidiaries	(38,678)	(7,752)	—	46,430	—

Advances (to) from affiliates	48,465	(4,229)	(14,818)	(29,418)	—

Other, net	—	—	(5,665)	—	(5,665)

Net cash provided by (used in) investing activities	$13,337	$(21,401)	$8,893	$(1,832)	$(1,003)

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 1999

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from financing activities:

Payment of long-term debt and bonds	$—	$(22,405)	$(28,075)	$—	$(50,480)

Proceeds from borrowings	7,000	11,717	—	—	18,717

Repayment of borrowings	—	(31,281)	(18,708)	—	(49,989)

Capital contributions from parent	—	36,779	9,651	(46,430)	—

Advances (to) from affiliates	9,053	(51,758)	13,287	29,418	—

Issuance of common stock	1,646	—	—	—	1,646

Dividends paid	(6,919)	—	(18,844)	18,844	(6,919)

Other, net	—	—	(617)	—	(617)

Net cash provided by (used in) financing activities	10,780	(56,948)	(43,306)	1,832	(87,642)

Net increase (decrease) in cash and equivalents	(76,505)	(1,903)	4,876	—	(73,532)

Cash and equivalents at beginning of year	76,555	46,109	2,665	—	125,329

Cash and equivalents at end of year	$50	$44,206	$7,541	$—	$51,797

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 1998

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from operating activities:

Net income	$102,183	$117,783	$117,440	$(235,223)	$102,183

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Equity in income of subsidiaries	(113,897)	(9,094)	(112,232)	235,223	—

Amortization, depreciation and other	193	5,096	(245)	—	5,044

Deferred income taxes	24,274	—	—	—	24,274

Increase (decrease) in cash due to:

Inventories	—	(213,562)	(11,250)	—	(224,812)

Residential mortgage loans available-for-sale	—	—	(49,956)	—	(49,956)

Other assets	356	137	(14,194)	—	(13,701)

Accounts payable and accrued liabilities	2,825	32,666	11,443	—	46,934

Income taxes	(73,475)	72,663	5,353	—	4,541

Net cash provided by (used in) operating activities	(57,541)	5,689	(53,641)	—	(105,493)

Cash flows from investing activities:

Proceeds from sale of securities available-for-sale	—	—	11,276	—	11,276

Principal payments of mortgage-backed securities	—	—	32,467	—	32,467

Purchase of securities available-for-sale	—	—	(21,809)	—	(21,809)

Decrease in covered assets and FRF Receivables	—	—	33,603	—	33,603

Cash paid for acquisitions, net of cash acquired	—	(158,832)	—	—	(158,832)

Proceeds from sale of businesses operations	—	90,602	—	—	90,602

Dividends received from subsidiaries	132,040	12,900	132,040	(276,980)	—

Investment in subsidiaries	(48,981)	—	—	48,981	—

Advances to affiliates	(172,652)	(17,698)	(26,518)	216,868	—

Other, net	15,000	—	(731)	—	14,269

Net cash provided by (used in) investing activities	$(74,593)	$(73,028)	$160,328	$(11,131)	$1,576

PULTE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)

13. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 1998

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Corporation	Subsidiaries	Subsidiaries	Entries	Pulte Corporation

Cash flows from financing activities:

Payment of long-term debt and bonds	$—	$—	$(10,672)	$—	$(10,672)

Proceeds from borrowings	—	29,039	62,959	—	91,998

Repayment of borrowings	—	(26,054)	(31,560)	—	(57,614)

Decrease in deposit liabilities	—	—	(37,462)	—	(37,462)

Capital contributions from parent	—	48,731	250	(48,981)	—

Advances from affiliates	12,247	147,306	57,315	(216,868)	—

Issuance of common stock	6,952	—	—	—	6,952

Dividends paid	(6,456)	(132,040)	(144,940)	276,980	(6,456)

Other, net	—	—	(4,808)	—	(4,808)

Net cash provided by (used in) financing activities	12,743	66,982	(108,918)	11,131	(18,062)

Net decrease in cash and equivalents	(119,391)	(357)	(2,231)	—	(121,979)

Cash and equivalents at beginning of year	195,946	46,466	4,896	—	247,308

Cash and equivalents at end of year	$76,555	$46,109	$2,665	$—	$125,329

REPORT OF MANAGEMENT

The management of Pulte Corporation is responsible for the integrity and objectivity of the accompanying financial statements and related information. The statements were prepared in accordance with accounting principles generally accepted in the United States, and include amounts that are based on our best judgments and estimates.

Management maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. While the Company is organized on the principle of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communication techniques, financial planning and reporting systems and formalized procedures. In addition, internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the board of directors, and corrective actions are taken to correct deficiencies if and when they are identified.

Ernst & Young LLP, independent auditors, is engaged to audit our financial statements. Ernst & Young LLP maintains an understanding of our internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion in the report that follows.

The Audit Committee, composed entirely of nonemployee directors, meets periodically with the independent auditors, management and internal auditors to review their work and confirm they are properly performing their duties. Both the internal and independent auditors have unrestricted access to the Committee, without the presence of management, to discuss any appropriate matters.

Roger A. Cregg Senior Vice President and Chief Financial Officer	Vincent J. Frees Vice President and Controller

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Pulte Corporation

We have audited the accompanying consolidated balance sheets of Pulte Corporation as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Corporation at December 31, 2000 and 1999 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Detroit, Michigan
January 22, 2001

PULTE CORPORATION
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2000

Homebuilding operations:

Sales (settlements)	$765,588	$971,993	$1,041,462	$1,331,932	$4,110,975

Cost of sales	630,681	790,292	847,156	1,071,588	3,339,717

Income before income taxes	45,910	87,272	106,585	152,616	392,383

Financial services operations:

Revenues	$10,165	$10,535	$12,135	$14,608	$47,443

Income before income taxes	3,467	3,437	5,215	6,890	19,009

Corporate:

Revenues	$66	$56	$286	$225	$633

Loss before income taxes	(9,915)	(13,219)	(12,850)	(20,312)	(56,296)

Consolidated results:

Revenues	$775,819	$982,584	$1,053,883	$1,346,765	$4,159,051

Income from continuing operations before income taxes	39,462	77,490	98,950	139,194	355,096

Income taxes	15,193	29,830	38,091	53,598	136,712

Income from continuing operations	24,269	47,660	60,859	85,596	218,384

Income (loss) from discontinued operations	67	32	(29,967)	(3)	(29,871)

Net income	$24,336	$47,692	$30,892	$85,593	$188,513

Per share data:

Basic:

Income from continuing operations	$.57	$1.16	$1.50	$2.09	$5.29

Loss from discontinued operations	—	—	(.74)	—	(.73)

Net income	$.57	$1.16	$.76	$2.09	$4.56

Weighted-average common shares outstanding	42,696	41,053	40,476	41,027	41,310

Assuming dilution:

Income from continuing operations	$.57	$1.15	$1.47	$2.01	$5.18

Loss from discontinued operations	—	—	(.73)	—	(.71)

Net income	$.57	$1.15	$.74	$2.01	$4.47

Adjusted weighted-average common shares and effect of dilutive securities	42,871	41,569	41,527	42,527	42,146

PULTE CORPORATION
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

1999

Homebuilding operations:

Sales (settlements)	$666,823	$821,317	$961,740	$1,227,836	$3,677,716

Cost of sales	555,688	680,220	791,862	996,071	3,023,841

Income before income taxes	40,127	61,868	82,114	132,452	316,561

Financial services operations:

Revenues	$14,746	$12,423	$10,703	$12,001	$49,873

Income before income taxes	7,201	5,077	3,539	5,011	20,828

Corporate:

Revenues	$898	$412	$674	$764	$2,748

Loss before income taxes	(7,736)	(8,911)	(9,691)	(24,646)	(50,984)

Consolidated results:

Revenues	$682,467	$834,152	$973,117	$1,240,601	$3,730,337

Income from continuing operations before income taxes	39,592	58,034	75,962	112,817	286,405

Income taxes	15,638	20,971	28,485	43,024	108,118

Income from continuing operations	23,954	37,063	47,477	69,793	178,287

Income (loss) from discontinued operations	376	53	(383)	(168)	(122)

Net income	$24,330	$37,116	$47,094	$69,625	$178,165

Per share data:

Basic:

Income from continuing operations	$.55	$.86	$1.10	$1.60	$4.12

Income (loss) from discontinued operations	.01	—	(.01)	—	—

Net income	$.56	$.86	$1.09	$1.60	$4.12

Weighted-average common shares outstanding	43,233	43,245	43,248	43,257	43,246

Assuming dilution:

Income from continuing operations	$.54	$.85	$1.08	$1.60	$4.07

Income (loss) from discontinued operations	.01	—	(.01)	—	—

Net income	$.55	$.85	$1.07	$1.60	$4.07

Adjusted weighted-average common shares and effect of dilutive securities	44,047	43,838	43,833	43,630	43,823

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

This Item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item with respect to executive officers of the Company is set forth in Item 4A. Information required by this Item with respect to members of the Board of Directors of the Company is contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders (2001 Proxy Statement) under the caption “Election of Directors,” incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2001 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is contained in the 2001 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is contained in the 2001 Proxy Statement under the caption “Voting Securities and Principal Holders” and under the caption “Election of Directors,” incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is contained in the 2001 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this Annual Report on Form 10-K.

(a) Financial Statements and Schedules

      (1) Financial Statements

      (2) Financial Statement Schedules

I — Condensed Financial Information of Registrant	70

All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

(3) EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description			by Reference From

(2) and

(10)
(a) Assistance Agreement, dated September 9, 1988, by and among The Federal Savings and Loan Insurance Corporation (FSLIC), First Heights, FSA, Heights of Texas, FSB (Heights of Texas) and Pulte Diversified Companies, Inc. (PDCI).
Filed as Exhibit 2 and 10(a) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(b) Amendment to Assistance Agreement, dated September 23, 1988, among the FSLIC, First Heights, FSA, Heights of Texas and PDCI.		Filed as Exhibit 2 and 10(b) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

(c) Promissory Notes

	(1)	Promissory Note No. 1, dated September 9, 1988, in the amount of $139,400,000 from the FSLIC to First Heights.	Filed as Exhibit 2 and 10(c) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(2)	Promissory Note No. 2, dated September 9, 1988, in the amount of $172,365,000 from the FSLIC to First Heights.	Filed as Exhibit 2 and 10(c) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(3)	Receiver’s Note No. 3, dated September 23, 1988, in the amount of $152,169,750 from the FSLIC to the FSLIC as receiver for Champion Savings Association (Champion).	Filed as Exhibit 2 and 10(c) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(4)	Receiver’s Note No. 4, dated September 23, 1988, in the amount of $48,527,250 from the FSLIC to the FSLIC as receiver for Champion.	Filed as Exhibit 2 and 10(c) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(d) Regulatory Capital Maintenance Agreement, dated September 9, 1988, by and among, Pulte Corporation, PDCI, First Heights, Heights of Texas and the FSLIC.		Filed as Exhibit 2 and 10(d) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

(3) EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

	(e)Amendment to Regulatory Capital Maintenance Agreement, dated September 23, 1988, among Pulte Corporation, PDCI, First Heights, Heights of Texas and the FSLIC.	Filed as Exhibit 2 and 10(e) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(f) Warranty Agreement, dated as of September 9, 1988, between First Heights and the FSLIC.	Filed as Exhibit 2 and 10(f) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

	(g) Receiver’s Note Agreement, dated September 23, 1988, between the FSLIC, as receiver for Champion and the FSLIC.	Filed as Exhibit 2 and 10(g) to Pulte Corporation’s Annual Report on Form 10-K for the year ended December 31, 1988.

(3)	(a) Articles of Incorporation, as amended.	Filed as Exhibit 19(a) to Pulte
Corporation’s Form 10-Q for the quarter ended June 30, 1988.

	(b) By-laws	Filed as Exhibit 3(b) to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 33-17223).

(4)
(a) Senior Note Indenture among Pulte Corporation, certain of its subsidiaries, as Guarantors, and NationsBank of Georgia, National Association, as Trustee, including Form of Senior Guarantee, covering Pulte Corporation’s 8.375% unsecured Senior Notes due 2004 ($115,000,000 aggregate principal amount outstanding) and 7% unsecured Senior Notes due 2003 ($100,000,000 aggregate principal amount outstanding)
Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-3 (Registration Statement No. 33-71742).

(b) Senior Note Indenture among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured Senior Notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured Senior Notes due 2017 ($150,000,000 aggregate principal amount outstanding).
Filed as Exhibit (c) 1 to the Registrant’s Current Report on Form 8-K dated October 20, 1995.

(3) EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

(c) Indenture supplement dated April 3, 2000 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Corporation
Filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-36814)

	(d) Registration Rights Agreement dated April 3, 2000 among Pulte Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser Representative	Filed as Exhibit 4.17 to the Registrant’s Registration Statement on Form S-4 (Registration Statement No. 333-36814).

(e) Indenture supplement dated February 21, 2001 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Corporation
Filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2001.

(f) Underwriting Agreement dated February 21, 2001 among Pulte Corporation, Banc One Capital Markets, Inc., Banc of America Securities LLC, Merrill Lynch & Co., Comerica Securities, Inc., and SunTrust Equitable Securities Corporation, and the Guarantors named therein.
Filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated February 23, 2001.

(g) Pricing Agreement dated February 21, 2001 among Pulte Corporation, Banc One Capital Markets, Inc., Banc of America Securities LLC, Merrill Lynch & Co., Comerica Securities, Inc., and SunTrust Equitable Securities Corporation, and the Guarantors named therein.
Filed as Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated February 23, 2001.

(10)	Material Contracts

	(a) 1990 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated April 3, 1990 and as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-40102).

	(b) 1994 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 1994 and as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-98944).

	(c) 1995 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 1995 and as an exhibit to the Registrant’s Registration Statement on Form S-8 (Registration Statement No 33-99218).

(3) EXHIBITS

Exhibit Number and Description		Page Herein or Incorporated
by Reference From

	(d) 1997 Stock Plan for Nonemployee Directors	Filed with Proxy Statement on March 27, 1998 and as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-51019 filed on May 7, 1998).

(e) 364-Day Credit Agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte Corporation as Guarantors, the Lenders Identified Herein, and Bank of America, N.A., as Administrative Agent, dated as of September 15, 1999
Filed as Exhibit 10 to the Pulte Corporation Report on Form 10-Q for the quarter ended September 30, 1999.

(f) Credit agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte Corporation as Guarantors, the Lenders Identified Herein, and Bank of America, N.A., as Administrative Agent, dated as of August 31, 2000
Filed as Exhibit 10 to the Pulte Corporation Report on Form 10-Q for the quarter ended September 30, 2000

	(g) 2000 Stock Plan for Non Employee Directors	Filed with the Proxy Statement dated March 31, 2000

	(h) 2000 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 2000

	(i) Long Term Incentive Plan	Filed with the Proxy Statement dated March 31, 2000

	(j) First Amendment to 1990 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 2000

(21)	Subsidiaries of the Registrant	74

(23)	Consent of Independent Auditors	78

PULTE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

Pulte Corporation
Balance Sheets
December 31, 2000 and 1999
($000’s omitted)

	2000	1999

Assets:

Cash and equivalents	$—	$50

Investment in subsidiaries, on the equity method	1,419,923	1,298,676

Advances receivable — subsidiaries	540,914	354,211

Deferred income taxes	56,572	57,224

Other assets	41,136	21,109

	$2,058,545	$1,731,270

Liabilities and shareholders’ equity:

Advances payable — subsidiaries	$29,018	$44,966

Income taxes	10,169	11,769

Accrued liabilities	112,131	86,526

Unsecured short-term borrowings	—	7,000

Senior notes	659,296	487,690

Total liabilities	810,614	637,951

Shareholders’ equity	1,247,931	1,093,319

	$2,058,545	$1,731,270

PULTE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Pulte Corporation
Statements of Income
For the years ended December 31, 2000, 1999 and 1998
($000’s omitted)

	2000	1999	1998

Revenues — Interest income	$317	$681	$7,641

Expenses — General and administrative	10,767	12,416	9,095

Interest	32,313	26,047	22,750

	43,080	38,463	31,845

Expenses in excess of revenues	(42,763)	(37,782)	(24,204)

Other expense	(1,650)	(3,243)	(1,215)

Loss from continuing operations before income taxes

and equity in net income of subsidiaries	(44,413)	(41,025)	(25,419)

Income tax benefit	(18,273)	(22,704)	(14,006)

Loss from continuing operations before equity in net

income of subsidiaries	(26,140)	(18,321)	(11,413)

Loss from discontinued operations	(1,948)	(2,037)	(301)

Loss before equity in net income of subsidiaries	(28,088)	(20,358)	(11,714)

Equity in net income (loss) of subsidiaries:

Continuing operations	244,524	196,608	112,561

Discontinued operations	(27,923)	1,915	1,336

	216,601	198,523	113,897

Net income	$188,513	$178,165	$102,183

PULTE CORPORATION
SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

Pulte Corporation
Statements of Cash Flows
For the years ended December 31, 2000, 1999 and 1998
($000's omitted)

	2000	1999	1998

Continuing operations

Cash flows from operating activities:

Net income	$188,513	$178,165	$102,183

Adjustments to reconcile income from continuing operations

to net cash used in operating activities:

Equity in income of subsidiaries	(216,601)	(198,523)	(113,897)

Amortization	320	194	193

Deferred income taxes	652	23,161	24,274

Changes in cash due to:

Accounts receivable and other assets	(1,431)	(3,160)	356

Income taxes	(88,518)	(124,870)	(73,475)

Accrued liabilities	6,908	24,411	2,825

Net cash used in operating activities	(110,157)	(100,622)	(57,541)

Cash flows provided by investing activities:

Investment in subsidiaries	(4,100)	(38,678)	(48,981)

Dividends received from subsidiaries	100,000	3,550	132,040

Advances (to) from affiliates	(89,949)	48,465	(172,652)

Other, net	—	—	15,000

Net cash provided by (used in) investing activities	5,951	13,337	(74,593)

Cash flows from financing activities:

Proceeds from borrowings	174,286	7,000	—

Repayment of borrowings	(10,000)	—	—

Issuance of common stock	28,784	—	—

Stock repurchases	(66,383)	—	—

Dividends paid	(6,583)	(6,919)	(6,456)

Advances from affiliates	(15,948)	9,053	12,247

Other, net	—	1,646	6,952

Net cash provided by financing activities	104,156	10,780	12,743

Net decrease in cash and equivalents	(50)	(76,505)	(119,391)

Cash and equivalents at beginning of year	50	76,555	195,946

Cash and equivalents at end of year	$—	$50	$76,555

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE CORPORATION
(Registrant)

March 8, 2001	/s/ Roger A. Cregg	/s/ Vincent J. Frees

	Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)	Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte William J. Pulte	Member of Board of Directors	March 8, 2001

/s/ Robert K. Burgess Robert K. Burgess	Chairman of the Board, Chief Executive Officer and Member of Board of Directors	March 8, 2001

/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	March 8, 2001

/s/ David N. McCammon David N. McCammon	Member of Board of Directors	March 8, 2001

/s/ Patrick J. O’Meara Patrick J. O’Meara	Member of Board of Directors	March 8, 2001

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	March 8, 2001

/s/ Francis J. Sehn Francis J. Sehn	Member of Board of Directors	March 8, 2001

/s/ John J. Shea John J. Shea	Member of Board of Directors	March 8, 2001

/s/ William B. Smith William B. Smith	Member of Board of Directors	March 8, 2001