Form 10-Q
period 2001-03-31
PULTE CORP
filed 2001-05-15
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2001
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 Bloomfield Hills Pkwy., Suite 200,
Bloomfield Hills, Michigan 48304
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (248) 647-2750

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

YES	NO

Number of shares of common stock outstanding as of April 30, 2001: 42,132,781

Total pages: 31

Listing of exhibits: 30

PULTE CORPORATION

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PULTE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$199,343	$183,985

Unfunded settlements	46,200	83,147

House and land inventories	2,049,248	1,880,263

Residential mortgage loans available-for-sale	220,108	259,239

Other assets	485,248	423,277

Deferred income taxes	42,764	56,572

Total assets	$3,042,911	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities, including book overdrafts of $100,065 and $109,810 in 2001 and 2000, respectively	$650,458	$708,178

Collateralized short-term debt, recourse solely to applicable subsidiary assets	209,830	242,603

Income taxes	775	10,169

Subordinated debentures and senior notes	886,237	677,602

Total liabilities	1,747,300	1,638,552

Shareholders’ equity	1,295,611	1,247,931

	$3,042,911	$2,886,483

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)
(Unaudited)

	For The Three Months Ended
	March 31,

	2001	2000

Revenues:

Homebuilding	$817,320	$765,588

Financial services, interest and other	14,075	10,165

Corporate	717	66

Total revenues	832,112	775,819

Expenses:

Homebuilding, principally cost of sales	751,622	720,209

Financial services, interest and other	8,623	6,698

Corporate, net	10,259	9,981

Total expenses	770,504	736,888

Other income:

Equity in income of Pulte-affiliates	2,000	531

Income from continuing operations before income taxes	63,608	39,462

Income taxes	24,489	15,193

Income from continuing operations	39,119	24,269

Income from discontinued operations	252	67

Net income	$39,371	$24,336

Per share data:

Basic:

Income from continuing operations	$.94	$.57

Income from discontinued operations	.01	—

Net income	$.95	$.57

Assuming dilution:

Income from continuing operations	$.91	$.57

Income from discontinued operations	.01	—

Net income	$.92	$.57

Cash dividends declared	$.04	$.04

Number of shares used in calculation:

Basic:

Weighted-average common shares outstanding	41,795	42,696

Assuming dilution:

Effect of dilutive securities — stock options	1,204	175

Adjusted weighted-average common shares and effect of dilutive securities	42,999	42,871

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity,

December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931

Exercise of stock options	4	10,406	—	—	—	10,410

Issuance of restricted stock	1	5,557	(5,558)	—	—	—

Amortization of restricted stock award	—	—	308	—	—	308

Cash dividends declared	—	—	—	—	(1,695)	(1,695)

Comprehensive income (loss):

Net income	—	—		—	39,371	39,371

Change in fair value of derivatives, net of income taxes of ($13)	—	—		(27)	—	(27)

Foreign currency translation adjustments, net of income taxes of ($377)	—	—	—	(687)	—	(687)

Total comprehensive income						38,657

Shareholders’ Equity,

March 31, 2001	$421	$125,556	$(5,250)	$(529)	$1,175,413	$1,295,611

Shareholders’ Equity,

December 31, 1999	$433	$77,070	$—	$(259)	$1,016,075	$1,093,319

Exercise of stock options	1	2,984	—	—	—	2,985

Cash dividends declared	—	—	—	—	(1,689)	(1,689)

Stock repurchases	(13)	(2,341)	—	—	(20,316)	(22,670)

Comprehensive income (loss):

Net income	—	—	—	—	24,336	24,336

Foreign currency translation adjustments, net of income taxes of ($12)	—	—	—	(27)	—	(27)

Total comprehensive income						38,657

Shareholders’ Equity,

March 31, 2000	$421	$77,713	$—	$(286)	$1,018,406	$1,096,254

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,

	2001	2000

Cash flows from operating activities:

Net income	$39,371	$24,336

Adjustments to reconcile net income to net cash flows used in operating activities:

Amortization, depreciation and other	5,045	3,626

Deferred income taxes	13,808	7,016

Increase (decrease) in cash due to:

Inventories	(198,690)	(199,868)

Residential mortgage loans available-for-sale	39,131	94,068

Other assets	4,845	(10,921)

Accounts payable and accrued liabilities	(59,783)	(32,640)

Income taxes	(6,659)	(14,153)

Net cash used in operating activities	(162,932)	(128,536)

Cash flows from investing activities:

Increase in covered assets and FRF receivables	(1,055)	(903)

Other, net	(831)	(674)

Net cash used in investing activities	(1,886)	(1,577)

Cash flows from financing activities:

Payment of long-term debt and bonds	—	(1,373)

Proceeds from borrowings	214,244	225,700

Repayment of borrowings	(39,439)	(85,261)

Issuance of common stock	7,675	—

Stock repurchases	—	(22,670)

Dividends paid	(1,695)	(1,689)

Other, net	(609)	2,536

Net cash provided by financing activities	180,176	117,243

Net increase (decrease) in cash and equivalents	15,358	(12,870)

Cash and equivalents at beginning of period	183,985	51,797

Cash and equivalents at end of period	$199,343	$38,927

Supplemental disclosure of cash flow information — cash paid during the period for:

Interest, net of amount capitalized	$(1,969)	$311

Income taxes	$15,482	$12,594

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’s omitted)
(Unaudited)

1.     Basis of presentation and significant accounting policies

The condensed consolidated financial statements include the accounts of Pulte Corporation (the “Company” or “Pulte”), and all of its significant subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts related to discontinued operations previously reported in the 2000 financial statements and notes thereto were reclassified to conform to the 2001 presentation.

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently uses only cash flow hedge accounting.

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

1.     Basis of presentation and significant accounting policies (continued)

Market risks arise from movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financials instruments for trading purposes. When the Company commits to lend to the borrower (interest rate is locked to the borrower), the Company enters into one of the aforementioned derivative financial instrument. The change in the value of the loan commitment and the derivative financial instrument is recognized in current earnings during the period of change.

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. During the quarter ended March 31, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company recognized $2, net of taxes, in losses during the quarter ended March 31, 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At March 31, the Company expects to reclassify $27, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

First Heights no longer holds any deposits, nor does it maintain an investment portfolio. First Heights’ day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the FDIC; and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are presented as discontinued.

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

2.     Discontinued operations (continued)

Included in accounts payable and accrued liabilities are litigation-related accruals recorded by the Company, offset by accounts and notes receivable due from the FRF, of $29,340 as of March 31, 2001 and $30,250 as of December 31, 2001.

Revenues of the Company’s discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three months ended March 31, 2001 and 2000, amounted to $1,083 and $925 respectively while providing after-tax income of $252 and $67, respectively.

3.     Segment information

The Company has three reportable segments: Homebuilding, Financial Services and Corporate.

             The Company’s Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, the Company’s core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up and active adult home buyer groups.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

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

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.    Segment information (continued)

      Operating Data by Segment

	For The Three Months Ended
	March 31,

	2001	2000

Revenues:

Homebuilding	$817,320	$765,588

Financial Services	14,075	10,165

Corporate	717	66

Total revenues	832,112	775,819

Cost of sales:

Homebuilding	654,783	630,681

Total cost of sales	654,783	630,681

Selling, general and administrative:

Homebuilding	88,802	82,765

Financial Services	6,314	4,972

Corporate	2,474	1,567

Total selling, general and administrative	97,590	89,304

Interest:

Homebuilding	5,940	5,078

Financial Services	2,309	1,676

Corporate	6,366	5,732

Total interest	14,615	12,486

Other expense, net:

Homebuilding	2,097	1,685

Financial Services	—	50

Corporate	1,419	2,682

Total other expense, net	3,516	4,417

Total costs and expenses	770,504	736,888

Equity in income of joint ventures:

Homebuilding	2,000	531

Total equity in income of joint ventures	2,000	531

Income (loss) before income taxes:

Homebuilding	67,698	45,910

Financial services	5,452	3,467

Corporate	(9,542)	(9,915)

Total income before income taxes	$63,608	$39,462

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.     Segment information (continued)

        Asset Data by Segment

		Financial
	Homebuilding	Services	Corporate	Total

At March 31, 2001:

Inventory	$2,049,248	$—	$—	$2,049,248

Identifiable assets	2,667,770	250,203	124,938	$3,042,911

At December 31, 2000:

Inventory	$1,880,263	$—	$—	$1,880,263

Identifiable assets	2,443,540	283,265	159,678	$2,886,483

4.     Commitments and contingencies

The Company is involved in various litigation incidental to its continuing business operations. Management believes that this litigation will not have a material adverse impact on the results of operations or financial position of the Company.

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

In the District Court Case, the FDIC seeks a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC is the successor to the FSLIC. The FDIC and the Pulte Parties disagreed about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also includes certain other claims relating to the foregoing, including claims resulting from the Company’s and First Heights’ amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties disputed the FDIC’s claims and believe that a proper interpretation of the Assistance Agreement limited the FDIC’s participation in the tax benefits. The Pulte Parties filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC has breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and on December 26, 1996, initiated the Court of Federal Claims Case.

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

4.     Commitments and contingencies (continued)

        First Heights-related litigation (continued)

On March 5, 1999, the United States District Court (the Court), entered a “Final Judgment” against First Heights and PDCI (the Court had previously ruled that Pulte Corporation was not liable for monetary damages to the FDIC) resolving by summary judgment in favor of the FDIC most of the FDIC’s claims against the Pulte Parties. The Final Judgment requires PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221,300, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it had already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105,000, excluding interest thereon. The Company believes that it is entitled to a credit or actual payment of such amount plus interest. The Final Judgment does not address this issue. The Company disagreed with the District Court’s rulings and appealed the decision to the Sixth Circuit Court of Appeals.

On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. The Sixth Circuit denied both the Company’s and the FDIC’s petition for rehearing. Since the Sixth Circuit opinion leaves certain significant issues to be resolved through further Court proceedings the Company is currently unable to precisely calculate the final amount it may owe. Based upon its reading of the Sixth Circuit opinion, however, the Company determined that an after-tax charge of $30,000 to Discontinued Operations was appropriate in 2000. The final settlement with the FDIC may be more or less than amounts provided because the outcome of the remaining litigation issues is uncertain. The Company and the FDIC are actively engaged in negotiations with respect to a possible settlement of this case.

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

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

5.     Debt

In February 2001, the Company sold $200,000, 8 1/8% Senior Notes, due 2011. Net proceeds received from the sale were used to repay short-term borrowings and for other general corporate purposes.

6.     Pending acquisition of Del Webb Corporation

On April 30, 2001, the Company entered into a definitive merger agreement to acquire Del Webb Corporation. The Company will acquire all of the outstanding shares of Del Webb in a tax-free stock-for-stock transaction. The Company will also assume Del Webb’s outstanding debt. The total purchase price is subject to adjustment based on the 15-day average of Pulte’s closing stock price for a period ending on and including the third trading day prior to Del Webb’s shareholder meeting to vote on the transaction. The transaction is conditioned upon, among other things, the approvals of the shareholders of both companies and appropriate regulatory approvals. If the necessary approvals are obtained, the Company expects to close the transaction in the third quarter of 2001.

Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2000, Del Webb had net income of $74,165 on revenues of $2,040,003 and delivery of 8,419 homes.

7.     Supplemental Guarantor information

The Company has the following outstanding Senior Note obligations: (1) $200,000, 8.125%, due 2011, (2) $175,000, 9.5% due 2003, (3) $100,000, 7%, due 2003, (4) $112,000, 8.375%, due 2004, (5) $125,000, 7.3%, due 2005, and (6) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned domestic homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.     Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2001

	Unconsolidated
				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

ASSETS

Cash and equivalents	$—	$174,155	$25,188	$—	$199,343

Unfunded settlements	—	50,486	(4,286)	—	46,200

House and land inventories	—	2,012,335	36,913	—	2,049,248

Residential mortgage loans available-for-sale	—	—	220,108	—	220,108

Land held for sale and future development	—	144,248	—	—	144,248

Other assets	47,958	217,508	75,534	—	341,000

Deferred income taxes	42,764	—	—	—	42,764

Investment in subsidiaries	1,363,317	70,664	1,452,117	(2,886,098)	—

Advances receivable — subsidiaries	889,108	23,882	25,745	(938,735)	—

	$2,343,147	$2,693,278	$1,831,319	$(3,824,833)	$3,042,911

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$126,611	$493,327	$30,520	$—	$650,458

Collateralized short-term debt, recourse solely to applicable subsidiary assets	—	—	209,830	—	209,830

Income taxes	775	—	—	—	775

Subordinated debentures and Senior Notes	858,202	21,035	7,000	—	886,237

Advances payable — subsidiaries	61,948	698,506	178,281	(938,735)	—

Total liabilities	1,047,536	1,212,868	425,631	(938,735)	1,747,300

Shareholders’ equity	1,295,611	1,480,410	1,405,688	(2,886,098)	1,295,611

	$2,343,147	$2,693,278	$1,831,319	$(3,824,833)	$3,042,911

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.     Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

ASSETS

Cash and equivalents	$—	$133,860	$50,125	$—	$183,985

Unfunded settlements	—	91,008	(7,861)	—	83,147

House and land inventories	—	1,852,534	27,729	—	1,880,263

Residential mortgage loans available-for-sale	—	—	259,239	—	259,239

Land held for sale and future development	—	121,084	—	—	121,084

Other assets	41,136	196,627	64,430	—	302,193

Deferred income taxes	56,572	—	—	—	56,572

Investment in subsidiaries	1,419,923	27,704	1,497,150	(2,944,777)	—

Advances receivable — subsidiaries	540,914	23,491	2,786	(567,191)	—

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$112,131	$565,611	$30,436	$—	$708,178

Collateralized short-term debt, recourse solely to applicable subsidiary assets	—	—	242,603	—	242,603

Income taxes	10,169	—	—	—	10,169

Subordinated debentures and Senior Notes	659,296	11,306	7,000	—	677,602

Advances payable — subsidiaries	29,018	373,171	165,002	(567,191)	—

Total liabilities	810,614	950,088	445,041	(567,191)	1,638,552

Shareholders’ equity	1,247,931	1,496,220	1,448,557	(2,944,777)	1,247,931

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2001

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

Revenues:

Homebuilding	$—	$805,796	$11,524	$—	$817,320

Financial services, interest and other	—	—	14,075	—	14,075

Corporate	29	688	—	—	717

Total revenues	29	806,484	25,599	—	832,112

Expenses:

Homebuilding:

Cost of sales	—	644,550	10,233	—	654,783

Selling, general and administrative and

other expense	648	94,372	1,819	—	96,839

Financial services, interest and other	—	—	8,623	—	8,623

Corporate, net	8,963	1,747	(451)	—	10,259

Total expenses	9,611	740,669	20,224	—	770,504

Other Income:

Equity in income of Pulte-affiliates	—	—	2,000	—	2,000

Income (loss) from continuing operations

before income taxes and equity in income

of subsidiaries	(9,582)	65,815	7,375	—	63,608

Income taxes (benefit)	(4,163)	25,427	3,225	—	24,489

Income (loss) from continuing operations

before equity in income of subsidiaries	(5,419)	40,388	4,150	—	39,119

Income (loss) from discontinued operations	(328)	—	580	—	252

Income (loss) before equity in income

of subsidiaries	(5,747)	40,388	4,730	—	39,371

Equity in income of subsidiaries:

Continuing operations	44,538	3,379	41,818	(89,735)	—

Discontinued operations	580	—	—	(580)	—

	45,118	3,379	41,818	(90,315)	—

Net income	$39,371	$43,767	$46,548	$(90,315)	$39,371

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2000

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

Revenues:

Homebuilding	$—	$762,948	$2,640	$—	$765,588

Financial services, interest and other	—	—	10,165	—	10,165

Corporate	36	30	—	—	66

Total revenues	36	762,978	12,805	—	775,819

Expenses:

Homebuilding:

Cost of sales	—	628,364	2,317	—	630,681

Selling, general and administrative and

other expense	227	88,313	988	—	89,528

Financial services, interest and other	—	—	6,698	—	6,698

Corporate, net	9,209	1,803	(1,031)	—	9,981

Total expenses	9,436	718,480	8,972	—	736,888

Other Income:

Equity in income of Pulte-affiliates	—	—	531	—	531

Income (loss) from continuing operations

before income taxes and equity in income

of subsidiaries	(9,400)	44,498	4,364	—	39,462

Income taxes (benefit)	(4,914)	17,614	2,493	—	15,193

Income (loss) from continuing operations

before equity in income of subsidiaries	(4,486)	26,884	1,871	—	24,269

Income (loss) from discontinued operations	(408)	—	475	—	67

Income (loss) before equity in income

of subsidiaries	(4,894)	26,884	2,346	—	24,336

Equity in income of subsidiaries:

Continuing operations	28,755	2,153	30,177	(61,085)	—

Discontinued operations	475	—	—	(475)	—

	29,230	2,153	30,177	(61,560)	—

Net income	$24,336	$29,037	$32,523	$(61,560)	$24,336

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2001

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

Continuing operations:

Cash flows from operating activities:

Net Income	$39,371	$43,767	$46,548	$(90,315)	$39,371

Adjustments to reconcile net income

to net cash flows provided by

(used in) operating activities:

Equity in income of subsidiaries	(45,118)	(3,379)	(41,818)	90,315	—

Amortization, depreciation and other	432	4,297	316	—	5,045

Deferred income taxes	13,808	—	—	—	13,808

Increase (decrease) in cash due to:

Inventories	—	(189,506)	(9,184)	—	(198,690)

Residential mortgage loans

available-for-sale	—	—	39,131	—	39,131

Other assets	(6,822)	21,885	(10,218)	—	4,845

Accounts payable and accrued liabilities	16,754	(65,664)	(10,873)	—	(59,783)

Income taxes	(34,303)	25,427	2,217	—	(6,659)

Net cash provided by (used in) operating

activities	(15,878)	(163,173)	16,119	—	(162,932)

Cash flows from investing activities:

Increase in covered assets and FRF

Receivables	—	—	(1,055)	—	(1,055)

Dividends received from subsidiaries	100,000	1,000	100,000	(201,000)	—

Investment in subsidiary	—	(216)	(12,568)	12,784	—

Advances to affiliates	(320,550)	(391)	(22,959)	343,900	—

Other, net	(714)	104	(221)	—	(831)

Net cash provided by (used in) investing

activities	(221,264)	497	63,197	155,684	(1,886)

Cash flows from financing activities:

Proceeds from borrowings	198,782	9,729	5,733	—	214,244

Repayment of borrowings	—	(6,666)	(32,773)	—	(39,439)

Capital contributions from parent	—	—	12,784	(12,784)	—

Advances from affiliates	32,380	299,908	11,612	(343,900)	—

Issuance of common stock	7,675	—	—	—	7,675

Dividends paid	(1,695)	(100,000)	(101,000)	201,000	(1,695)

Other, net	—	—	(609)	—	(609)

Net cash provided by (used in)

financing activities	237,142	202,971	(104,253)	(155,684)	180,176

Net increase (decrease) in cash and

equivalents	—	40,295	(24,937)	—	15,358

Cash and equivalents at beginning of

period	—	133,860	50,125	—	183,985

Cash and equivalents at end of period	$—	$174,155	$25,188	$—	$199,343

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2000

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Corporation	Subsidiaries	Subsidiaries	Entries	Corporation

Cash flows from operating activities:

Net income	$24,336	$29,037	$32,523	$(61,560)	$24,336

Adjustments to reconcile net income to

net cash flows provided by (used in)

operating activities:

Equity in income of subsidiaries	(29,230)	(2,153)	(30,177)	61,560	—

Amortization, depreciation and other	49	3,933	(356)	—	3,626

Deferred income taxes	7,016	—	—	—	7,016

Increase (decrease) in cash due to:

Inventories	—	(198,185)	(1,683)	—	(199,868)

Residential mortgage loans

available-for-sale	—	—	94,068	—	94,068

Other assets	(937)	8,831	(18,815)	—	(10,921)

Accounts payable and accrued liabilities	4,470	(30,950)	(6,160)	—	(32,640)

Income taxes	(32,318)	17,614	551	—	(14,153)

Net cash provided by (used in) operating

activities	(26,614)	(171,873)	69,951	—	(128,536)

Cash flows from investing activities:

Increase in covered assets and FRF

Receivables	—	—	(903)	—	(903)

Dividends received from subsidiaries	—	1,000	—	(1,000)	—

Investment in subsidiary	—	(147)	—	147	—

Advances to affiliates	(178,510)	3,257	669	174,584	—

Other, net	(27)	—	(647)	—	(674)

Net cash provided by (used in) investing

activities	(178,537)	4,110	(881)	173,731	(1,577)

Cash flows from financing activities:

Payment of long-term debt and bonds	—	(1,373)	—	—	(1,373)

Proceeds from borrowings	225,700	—	—	—	225,700

Repayment of borrowings	—	(2,696)	(82,565)	—	(85,261)

Capital contributions from parent	—	—	147	(147)	—

Advances from affiliates	1,178	163,431	9,975	(174,584)	—

Stock repurchases	(22,670)	—	—	—	(22,670)

Dividends paid	(1,689)	—	(1,000)	1,000	(1,689)

Other, net	2,582	—	(46)	—	2,536

Net cash provided by (used in)

financing activities	205,101	159,362	(73,489)	(173,731)	117,243

Net decrease in cash and equivalents	(50)	(8,401)	(4,419)	—	(12,870)

Cash and equivalents at beginning of

period	50	44,206	7,541	—	51,797

Cash and equivalents at end of period	$—	$35,805	$3,122	$—	$38,927

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000’s omitted, except per share data)

Overview:

      A summary of the Company’s operating results by business segment for the three month periods ended March 31, 2001 and 2000 is as follows:

	Three Months Ended
	March 31,

	2001	2000

Pre-tax income (loss):

Homebuilding operations	$67,698	$45,910

Financial Services operations	5,452	3,467

Corporate	(9,542)	(9,915)

Pre-tax income from continuing operations	63,608	39,462

Income taxes	24,489	15,193

Income from continuing operations	39,119	24,269

Income from discontinued operations	252	67

Net income	$39,371	$24,336

Per share data — assuming dilution:

Income from continuing operations	$.91	$.57

Income from discontinued operations	.01	—

Net income	$.92	$.57

      A comparison of pre-tax income (loss) for the three month periods ended March 31, 2001 and 2000 is as follows:

•	Pre-tax income of the Company’s homebuilding business segment increased 47%, due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 44%. Domestic gross margins improved 240 basis points as domestic average unit selling price increased by approximately 9%.

•	Pre-tax income of the Company’s financial services business segment increased to $5,452, as compared with $3,467 for the comparable 2000 period. Higher volumes and declining interest rates contributed to this increase.

•	Pre-tax loss of the Company’s corporate business segment decreased 4% from the three month period ended March 31, 2000. The Company’s net interest spread was flat in comparison to the prior year quarter while corporate overhead expense improved slightly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations:

      The Company’s Homebuilding segment consists of the following business units:

•	Domestic Homebuilding operations are conducted in 41 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up and active adult homebuyers.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico. Housing for middle-to-upper income consumer groups is also available in Puerto Rico and Argentina. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

      No individual market within the Company’s Homebuilding segment represented more than 10% of total segment net new orders, unit settlements or revenues for the three month period ended March 31, 2001. The Metropolitan Atlanta market accounted for 10% and 11%, respectively, of the unit net new orders and unit settlements for the three month period ended March 31, 2000.

      Certain operating data relating to the Company’s joint ventures and homebuilding operations for the three months ended March 31, 2001 and 2000, are as follows:

	Three Months Ended
	March 31,

	2001	2000

Pulte/Pulte-affiliate Homebuilding revenues:

Homebuilding Operations:

Domestic	$805,796	$762,948

International	49,932	29,557

Total Homebuilding	$855,728	$792,505

Pulte/Pulte-affiliate Homebuilding pre-tax income (loss):

Homebuilding Operations:

Domestic	$66,565	$46,271

International	1,133	(361)

Total Homebuilding	$67,698	$45,910

Pulte/Pulte-affiliate settlements — units:

Domestic	3,768	3,898

International:

Pulte	89	31

Pulte-affiliated entities	1,685	1,496

Total International	1,774	1,527

Total Pulte and Pulte-affiliate settlements — units	5,542	5,425

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

      The Domestic Homebuilding business unit represents the Company’s core business. Operations are conducted in 41 markets, located throughout 25 states, and are organized into five groups as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

   The following table presents selected unit information for Pulte’s Domestic Homebuilding operations:

	Three Months Ended
	March 31,

	2001	2000

Unit settlements:

Northeast	393	372

Southeast	1,609	1,662

Midwest	448	591

Central	632	601

West	686	672

	3,768	3,898

Net new orders — units:

Northeast	532	521

Southeast	2,533	2,431

Midwest	1,103	910

Central	1,354	1,104

West	933	997

	6,455	5,963

Net new orders — dollars	$1,399,000	$1,255,000

Backlog at March 31 — units:

Northeast	949	989

Southeast	3,065	2,915

Midwest	1,562	1,311

Central	1,536	1,295

West	1,052	987

	8,164	7,497

Backlog at March 31 — dollars	$1,900,000	$1,672,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

      During the quarter, net new orders were an all time record 6,455 units, up 8% from the prior year. Increases were noted in all areas of the country, except California. Unit settlements declined 3% to 3,768 in 2001 from a record 3,898 units in 2000. Gains in the Northeast, Central and West groups were offset by slower settlement activity in the Southeast and Midwest. The Company’s backlog at March 31, 2001 was an all-time record at 8,164 units and valued at $1.9 billion.

      The following table presents a summary of pre-tax income for Pulte’s Domestic Homebuilding operations for the three months ended March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

Revenues	$805,796	$762,948

Cost of sales	(644,550)	(628,364)

Selling, general and administrative expense	(86,202)	(81,609)

Interest †	(5,940)	(5,078)

Other expense, net	(2,539)	(1,626)

Pre-tax income	$66,565	$46,271

Average sales price	$214	$196

      † The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

      Gross profit margins were an all time record 20% for the three month period ended March 31, 2001, compared to 17.6%, in the same period of the prior year. This increase can be attributed to continued strong customer demand, positive home pricing and lower costs for certain commodity building products.

      As a percentage of sales, selling, general and administrative expense was consistent with the first quarter of 2000. Other expense net, includes net land activity and other homebuilding-related expenses. Net land activity amounted to expense of $2,500 in 2001 compared to income of $700 in 2000. Net land activity relates to gains/losses on the sale of land, the impact of decisions not to pursue land acquisitions and options, the write-off of related pre-acquisition costs and land inventory valuation reserves on land held for sale. The decrease in net land activity in 2001 represents reduced land sales and a writedown in the net realizable value of certain land positions.

      The average selling price during the three month period ended March 31, 2001, was $214, an increase from the average selling price of $196 in the comparable period of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period.

      Pulte’s Domestic Homebuilding operations controlled approximately 73,700 and 77,100 lots, of which approximately 43,200 and 45,600 lots were owned, and approximately 30,500 and 31,500 lots were controlled through option agreements at March 31, 2001 and 2000, respectively. Domestic Homebuilding inventory at March 31, 2001, was approximately $1,986,400 of which $1,405,100 is related to land and land development. At March 31, 2000, inventory was approximately $1,939,900 of which $1,369,600 was related to land and land development. Included in other assets is approximately $123,600 in land held for disposition as of March 31, 2001, as compared to $6,200 in the prior year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

International Homebuilding:

      International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina.

      The Company’s aggregate net investment in its five joint ventures located throughout Mexico approximated $26,800 at March 31, 2001. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak-Pulte), is located in the city of Juarez. Condak-Pulte is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa and Matamoros, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. and Centro Comerciales Soriana, S.A. de C.V. As of March 31, 2001, the Company’s net investment in Condak-Pulte approximated $18,900.

      Desarrollos Residenciales Turisticos, S.A. de C.V., another of the Company’s joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. At March 31, 2001, the Company’s net investment in this joint venture approximated $6,300.

      Desarrolladores Urbanos (Canovanas), S.E., the Company’s Puerto Rican joint venture is developing 121 acres located in Metropolitan San Juan. At March 31, 2001, the Company’s net investment in this joint venture approximated $3,900.

      Operations in Argentina are conducted through Pulte SRL, its 100%-owned Argentine subsidiary. Closings in Argentina are not expected to occur until the third quarter of 2001.

      The following table presents selected financial data for Pulte’s International Homebuilding operations for the three months ended March 31, 2001 and 2000.

	Three Months Ended
	March 31,

	2001	2000

Revenues	$11,524	$2,640

Cost of sales	(10,233)	(2,317)

Selling, general and administrative expense	(2,600)	(1,156)

Other income (expense), net	442	(59)

Equity in income of Mexico operations	2,000	531

Pre-tax income (loss)	$1,133	$(361)

Unit settlements:

Pulte	89	31

Pulte-affiliated entities	1,685	1,496

Total Pulte and Pulte-affiliates	1,774	1,527

      Puerto Rico closed 89 homes in the three month period ended March 31, 2001. This exceeded the prior year by 58 units, as a result of an increase in the number of active selling communities. Lower margins in close-out communities reduced income slightly for these operations.

      The Company’s Mexican joint venture closings of 1,685 units exceeded the prior year quarter by 189 units due to strong performance by Condak-Pulte. Higher gross margins and lower overheads contributed to stronger performance by the joint venture operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Financial Services Operations:

      The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company’s mortgage banking subsidiary. Pre-tax income of the Company’s financial services operations for the three month periods ended March 31, 2001 and 2000, was $5,452 and $3,467 respectively. This increase was due to higher production volume and declining interest rates.

Mortgage Banking:

      The following table presents mortgage origination data for PMC:

	Three Months Ended
	March 31,

	2001	2000

Total originations:

Loans	3,258	2,437

Principal	$489,100	$342,200

Originations for Pulte customers:

Loans	2,302	2,032

Principal	$365,300	$295,700

      Mortgage origination unit volume for the three month period ended March 31, 2001, increased 34% from the comparable 2000 period as lower interest rates spurred higher levels of homebuying and refinancing. Refinancings represented 13% of total loan originations for the three month period ended March 31, 2001, as compared to 2% of total loan originations for 2000. At March 31, 2001, loan application backlog increased 28% to $847,000 as compared with $660,000 at March 31, 2000. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC’s strategy or use of derivative financial instruments in this regard.

      During the three months ended March 31, 2001, pricing and marketing gains increased $3,300 as funded originations increased 38% from the same period in 2000. Net interest income decreased $166 primarily due to a narrowing of the yield curve. Origination fees decreased $449 from the comparable period of the prior year primarily due to a more competitive pricing environment

      Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

      For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently uses only cash flow hedge accounting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Financial Services Operations (continued):

      Market risks arise from movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financials instruments for trading purposes. When the Company commits to lend to the borrower (interest rate is locked to the borrower), the Company enters into one of the aforementioned derivative financial instrument. The change in the value of the loan commitment and the derivative financial instrument is recognized in current earnings during the period of change.

      The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. During the quarter ended March 31, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company recognized $2, net of taxes, in losses during the quarter ended March 31, 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At March 31, the Company expects to reclassify $27, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

Corporate:

      Corporate is a non-operating business segment whose primary purpose is to support the operations of the Company’s subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity. As a result, the corporate segment’s operating results will vary from quarter to quarter as these strategic initiatives evolve.

      The following table presents results of operations for the corporate segment for the three months ended      March 31, 2001 and 2000:

	Three Months Ended
	March 31,

	2001	2000

Net interest expense	$5,649	$5,666

Other corporate expenses, net	3,893	4,249

Loss before income taxes	$9,542	$9,915

      Pre-tax loss of the Company’s corporate business segment decreased $373 from the three month period ended March 31, 2000. The decrease in pre-tax loss for the quarter primarily reflects a decrease of approximately $360 in other expense. Other corporate expenses, net for the prior year include one-time expenses of approximately $2,400 related primarily to amendment of certain stock option participant agreements and losses incurred upon settlement of a derivative contract. Excluding these expenses, other corporate expenses, net were approximately $1,800 for the first quarter of 2000, compared with approximately $3,900 for the first quarter of 2001. The increase in expense in 2001 is primarily due to higher costs related to certain corporate strategic initiatives, and higher compensation expense. Net interest expense was flat as interest on a higher debt balance was offset by higher interest capitalization. Interest incurred for the three months ended March 31, 2001 and 2000, excluding interest incurred by the Company’s financial services operations was $16,300 and $13,600, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Corporate (continued):

      Net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Information related to interest in inventory is as follows:

	Three Months Ended
	March 31,

	2001	2000

Interest in inventory at beginning of period	$24,202	$19,092

Interest capitalized	9,927	7,887

Interest expensed	(5,940)	(5,078)

Interest in inventory at end of period	$28,189	$21,901

Liquidity and Capital Resources:

Continuing Operations:

      The Company’s net cash used in operating activities amounted to $162,932, reflecting an increase in the use of operating funds as compared with the same period last year due to a larger decrease in accounts payable and accrued liabilities and a smaller decrease in PMC’s holdings of residential mortgage loans available-for-sale than in the prior year. Net cash used in investing activities was comparable to last year’s use of $1,577. Net cash provided by financing activities increased to $180,176 in 2001. This increase primarily reflects higher repayments under the Company’s revolving credit facilities and funding under the Company’s stock repurchase plan in the prior year.

      The Company finances its homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $390,000 unsecured revolving credit facilities at March 31, 2001. PMC provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 2001, amounted to $325,000, an amount deemed adequate to cover foreseeable needs. There were approximately $200,000 of borrowings outstanding under the $325,000 PMC arrangements at March 31, 2001. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

      The Company’s income tax liabilities are affected by a number of factors. Management anticipates that the Company’s effective tax rate for 2001 will be between 38% and 39%.

      At March 31, 2001, the Company had cash and equivalents of $199,343 and total long-term indebtedness of $886,237. The Company’s total long-term indebtedness includes $858,202 of unsecured senior notes, a $7,000 unsecured promissory note and other Pulte limited recourse debt of $21,035. The Company also has other non-recourse short-term notes payable of $41,952 and First Heights advances of $760.

      In February 2001, the Company sold 8 1/8%, $200,000 Senior Notes, due 2011. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under the Company’s revolving bank credit arrangements and for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

      Sources of the Company’s working capital at March 31, 2001, include its cash and equivalents, and its $390,000 committed unsecured revolving credit facilities. The Company routinely monitors financial market conditions to evaluate the utilization of available financial sources, including securities offerings for use in current operations or for transactions such as the acquisition of Del Webb Corporation, as discussed below.

Discontinued Operations:

      The Company’s remaining investment in First Heights at March 31, 2001, approximated $32,000. The Company’s thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company’s thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117,000. Based upon the Company’s assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company’s liquidity.

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

Pending Acquisition of Del Webb Corporation

      On April 30, 2001, the Company entered into a definitive merger agreement to acquire Del Webb Corporation. The Company will acquire all of the outstanding shares of Del Webb in a tax-free stock-for-stock transaction. The Company will also assume Del Webb’s outstanding debt. The total purchase price is subject to adjustment based on the 15-day average of Pulte’s closing stock price for a period ending on and including the third trading day prior to Del Webb’s shareholder meeting to vote on the transaction. The transaction is conditioned upon, among other things, the approvals the shareholders of both companies and appropriate regulatory approvals. If the necessary approvals are obtained, the Company expects to close the transaction in the third quarter of 2001.

      Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2000, Del Webb had net income of $74,165 on revenues of $2,040,003 and deliveries of 8,419 homes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

      The Company is subject to interest rate risk on its long term debt to the extent long-term rates decline. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term debt instruments. The following table sets forth, as of March 31, 2001, the Company’s long term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of March 31, 2001 and for the
	Years ended December 31,

						There-		Fair
	2001	2002	2003	2004	2005	after	Total	Value

Rate sensitive liabilities:

Fixed interest rate debt:

Pulte Corporation public

debt instruments	$—	$—	$275,000	$112,000	$125,000	$350,000	$862,000	$885,282

Average interest rate	—	—	8.59%	8.38%	7.30%	7.91%	8.10%

Pulte Diversified

Companies, Inc., unsecured

promissory note	$7,000	—	—	—	—	—	$7,000	$7,000

Average interest rate	8.00%	—	—	—	—	—	8.00%

Pulte Home Corporation

other non-recourse

debt	$9,030	$1,935	3,000	3,000	3,000	1,070	$21,035	$21,035

Average interest rate	8.08%	3.00%	9.00%	9.00%	9.00%	9.00%	8.05%

Qualitative disclosure:

      This information is set forth on pages 26 and 27 of Part II, of Item 7A., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Forward-Looking Statements:

      As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3., “Quantitative and Qualitative Disclosures About Market Risk”, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including: the Company’s exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, general competitive factors that may cause actual results to differ materially, and its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company’s appeal in the District Court litigation with the FDIC).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 4, notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.

Item 6. Exhibits and Report on Form 8-K

   (a) Exhibits

      None.

   (b) Report on Form 8-K

      On February 8, 2001, the Company filed a Current Report on Form 8-K, which included certain exhibits in connection with the issuance of its 8 1/8% Senior Subordinated Notes due 2011 pursuant to Registration Statement No. 333-54978.

      On February 12, 2001, the Company filed a Current Report on Form 8-K which included a press release dated January 25, 2001, wherein it provided updated financial and other information.

      On May 2, 2001, the Company filed a Current Report on Form 8-K which included a press release dated May 1, 2001, wherein it provided information regarding its pending acquisition of Del Webb Corporation. Also included was the Plan and Agreement of Merger, dated April 30, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE CORPORATION

Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: May 14, 2001