Form 10-Q
period 2001-06-30
PULTE CORP
filed 2001-08-14
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001
OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2766606 (I.R.S. Employer Identification No.)

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

YES         NO

Number of shares of common stock outstanding as of July 31, 2001: 58,916,547

Total pages: 35

Listing of exhibits: 33

PULTE HOMES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$101,805	$183,985

Unfunded settlements	47,604	83,147

House and land inventories	2,289,842	1,880,263

Residential mortgage loans available-for-sale	203,622	259,239

Other assets	539,954	423,277

Deferred income taxes	44,738	56,572

Total assets	$3,227,565	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities, including book overdrafts

of $121,585 and $111,211 in 2001 and 2000, respectively	$750,987	$708,178

Collateralized short-term debt, recourse solely to financial services

subsidiary assets	196,186	242,603

Income taxes	36,104	10,169

Subordinated debentures and senior notes	884,918	677,602

Total liabilities	1,868,195	1,638,552

Shareholders’ equity	1,359,370	1,247,931

	$3,227,565	$2,886,483

Note:   The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Homebuilding	$1,005,985	$971,993	$1,823,305	$1,737,581

Financial services, interest and other	16,436	10,535	30,511	20,700

Corporate	905	56	1,622	122

Total revenues	1,023,326	982,584	1,855,438	1,758,403

Expenses:

Homebuilding, principally cost of sales	899,789	886,359	1,651,411	1,606,568

Financial services, interest and other	10,673	7,098	19,296	13,796

Corporate, net	14,322	13,276	24,581	23,257

Total expenses	924,784	906,733	1,695,288	1,643,621

Other income:

Equity in income of Pulte-affiliates	25	1,639	2,025	2,170

Income from continuing operations before income

taxes	98,567	77,490	162,175	116,952

Income taxes	37,948	29,830	62,437	45,023

Income from continuing operations	60,619	47,660	99,738	71,929

Income (loss) from discontinued operations	(825)	32	(573)	99

Net income	$59,794	$47,692	$99,165	$72,028

Per share data:

Basic:

Income from continuing operations	$1.44	$1.16	$2.38	$1.72

Income (loss) from discontinued operations	(.02)	—	(.01)	—

Net income	$1.42	$1.16	$2.37	$1.72

Assuming dilution:

Income from continuing operations	$1.40	$1.15	$2.31	$1.71

Income (loss) from discontinued operations	(.02)	—	(.01)	—

Net income	$1.38	$1.15	$2.30	$1.71

Cash dividends declared	$.04	$.04	$.08	$.08

Number of shares used in calculation:

Basic:

Weighted-average common shares outstanding	41,987	41,053	41,892	41,875

Assuming dilution:

Effect of dilutive securities	1,378	516	1,299	355

Adjusted weighted-average common shares

and effect of dilutive securities	43,365	41,569	43,191	42,230

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931

Exercise of stock options	5	13,059	—	—	—	13,064

Issuance of restricted stock	1	5,557	(5,558)	—	—	—

Amortization of restricted stock award	—	—	772	—	—	772

Cash dividends declared	—	—	—	—	(3,382)	(3,382)

Comprehensive income:

Net income	—	—	—	—	99,165	99,165

Change in fair value of derivatives	—	—	—	(312)	—	(312)

Foreign currency translation adjustments	—	—	—	2,132	—	2,132

Total comprehensive income						100,985

Shareholders’ Equity, June 30, 2001	$422	$128,209	$(4,786)	$2,005	$1,233,520	$1,359,370

Shareholders’ Equity, December 31, 1999	$433	$77,070	$—	$(259)	$1,016,075	$1,093,319

Exercise of stock options	3	6,507	—	—	—	6,510

Cash dividends declared	—	—	—	—	(3,336)	(3,336)

Stock repurchases	(31)	(5,649)	—	—	(55,774)	(61,454)

Comprehensive income:

Net income	—	—	—	—	72,028	72,028

Foreign currency translation adjustments	—	—	—	197	—	197

Total comprehensive income						72,225

Shareholders’ Equity, June 30, 2000	$405	$77,928	$—	$(62)	$1,028,993	$1,107,264

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,

	2001	2000

Continuing operations:

Cash flows from operating activities:

Net income	$99,165	$72,028

Adjustments to reconcile net income to net cash flows used in operating activities:

Amortization, depreciation and other	9,937	7,531

Deferred income taxes	11,834	1,843

Increase (decrease) in cash due to:

Inventories	(499,861)	(301,293)

Residential mortgage loans available-for-sale	55,616	69,226

Other assets	10,473	(17,828)

Accounts payable and accrued liabilities	22,427	21,355

Income taxes	29,337	(5,701)

Net cash used in operating activities	(261,072)	(152,839)

Cash flows from investing activities:

Increase in covered assets and FRF receivables	(2,018)	(1,844)

Other, net	781	(865)

Net cash used in investing activities	(1,237)	(2,709)

Cash flows from financing activities:

Proceeds from borrowings	218,852	264,157

Repayment of borrowings	(46,417)	(70,487)

Issuance of common stock	9,663	—

Stock repurchases	—	(61,454)

Dividends paid	(3,382)	(3,336)

Other, net	1,413	5,874

Net cash provided by financing activities	180,129	134,754

Net decrease in cash and equivalents	(82,180)	(20,794)

Cash and equivalents at beginning of period	183,985	51,797

Cash and equivalents at end of period	$101,805	$31,003

Supplemental disclosure of cash flow information- cash paid during the period for:

Interest, net of amount capitalized	$10,883	$14,752

Income taxes	$18,345	$38,265

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’s omitted)
(Unaudited)

1.	Basis of presentation and significant accounting policies

The condensed consolidated financial statements include the accounts of Pulte Homes, Inc., formerly Pulte Corporation (the “Company” or “Pulte”), and all of its significant subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI) and other subsidiaries which are engaged primarily in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of Pulte Home Corporation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts related to discontinued operations previously reported in the 2000 financial statements and notes thereto were reclassified to conform to the 2001 presentation.

Derivative Instruments and Hedging Activities

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted, except per share information)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Market risks arise from movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financials instruments for trading purposes. When the Company commits to lend to the borrower (interest rate is locked to the borrower), the Company enters into one of the aforementioned derivative financial instruments. The change in the value of the loan commitment and the derivative financial instrument is recognized in current earnings during the period of change.

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the six months ended June 30, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company recognized $2, net of taxes, in losses during 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At June 30, the Company expects to reclassify $312, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4,100 ($0.09 per share) per year. Any goodwill recorded as a result of the July 2001 acquisition of Del Webb Corporation (Note 5) will not be amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

PULTE HOMES, INC.
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

Included in accounts payable and accrued liabilities are litigation-related accruals recorded by the Company, offset by accounts and notes receivable due from the FRF, of $29,129 as of June 30, 2001 and $30,250 as of December 31, 2000.

Revenues of the Company’s discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three months ended June 30, 2001 and 2000, amounted to $344 and $961, respectively, with after-tax income (loss) of $(825) and $32, respectively. For the six months ended June 30, 2001 and 2000, revenue was $1,427 and $1,886, respectively, with after tax income (loss) of $(573) and $99, respectively.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.	Segment information (continued)

	Operating Data by Segment

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues:

Homebuilding	$1,005,985	$971,993	$1,823,305	$1,737,581

Financial Services	16,436	10,535	30,511	20,700

Corporate	905	56	1,622	122

Total revenues	1,023,326	982,584	1,855,438	1,758,403

Cost of sales:

Homebuilding	802,166	790,292	1,456,949	1,420,973

Selling, general and administrative:

Homebuilding	102,250	88,504	191,052	171,269

Financial Services	8,403	5,487	14,717	10,459

Corporate	3,736	3,405	6,210	4,972

Total selling, general and administrative	114,389	97,396	211,979	186,700

Interest:

Homebuilding	8,296	6,489	14,236	11,567

Financial Services	2,270	1,611	4,579	3,287

Corporate	8,939	7,949	15,305	13,681

Total interest	19,505	16,049	34,120	28,535

Other (income) expense, net:

Homebuilding	(12,923)	1,075	(10,826)	2,760

Financial Services	—	—	—	50

Corporate	1,647	1,921	3,066	4,603

Total other (income) expense, net	(11,276)	2,996	(7,760)	7,413

Total costs and expenses	924,784	906,733	1,695,288	1,643,621

Equity in income of joint ventures:

Homebuilding	25	1,639	2,025	2,170

Income (loss) before income taxes:

Homebuilding	106,221	87,272	173,919	133,182

Financial Services	5,763	3,437	11,215	6,904

Corporate	(13,417)	(13,219)	(22,959)	(23,134)

Total income before income taxes	$98,567	$77,490	$162,175	$116,952

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.	Segment information (continued)

	Asset Data by Segment

		Financial
	Homebuilding	Services	Corporate	Total

At June 30, 2001:

Inventory	$2,289,842	$—	$—	$2,289,842

Identifiable assets	2,870,369	242,698	114,498	$3,227,565

At December 31, 2000:

Inventory	$1,880,263	$—	$—	$1,880,263

Identifiable assets	2,443,540	283,265	159,678	$2,886,483

4.	Commitments and contingencies

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

PULTE HOMES, INC.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

5.	Subsequent events

Debt

In July 2001, the Company expanded its revolving credit facilities to a total of $560,000 in contemplation of its acquisition of Del Webb Corporation.

In August 2001, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $500,000 of 7 7/8% Senior Notes due in 2011. Net proceeds received from the sale were used to repay certain indebtedness acquired in the Del Webb Corporation acquisition, to pay certain expenses associated with that acquisition and for general corporate purposes.

Del Webb Acquisition

On July 31, 2001, the Company completed its acquisition of Del Webb Corporation (Del Webb), the nation’s leading developer of active adult communities. For the year ended June 30, 2001, Del Webb reported revenues of $1,936,117 on unit settlements of 7,038 homes. Backlog reported at June 30, 2001 was 3,682 units valued at approximately $994,000. Under the terms of the merger agreement, each outstanding share of Del Webb common stock was exchanged for approximately 0.894 shares of newly issued Company stock. Approximately 17 million shares were issued to Del Webb shareholders.

6.	Supplemental Guarantor information

The Company has the following outstanding Senior Note obligations: (1) $200,000, 8.125%, due 2011, (2) $175,000, 9.5%, due 2003, (3) $100,000, 7%, due 2003, (4) $112,000, 8.375%, due 2004, (5) $125,000, 7.3%, due 2005, and (6) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned domestic and active adult homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2001

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS

Cash and equivalents	$—	$88,594	$13,211	$—	$101,805

Unfunded settlements	—	47,956	(352)	—	47,604

House and land inventories	—	2,248,431	41,411	—	2,289,842

Residential mortgage loans

available-for-sale	—	—	203,622	—	203,622

Land held for sale and future

development	—	185,344	—	—	185,344

Other assets	51,206	207,632	95,772	—	354,610

Deferred income taxes	44,738	—	—	—	44,738

Investment in subsidiaries	1,433,016	74,414	1,525,560	(3,032,990)	—

Advances receivable — subsidiaries	930,295	24,313	43,656	(998,264)	—

	$2,459,255	$2,876,684	$1,922,880	$(4,031,254)	$3,227,565

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$127,044	$576,717	$47,226	$—	$750,987

Collateralized short-term debt, recourse solely to financial services subsidiary assets	—	—	196,186	—	196,186

Income taxes	36,104	—	—	—	36,104

Subordinated debentures and senior notes	858,347	19,571	7,000	—	884,918

Advances payable — subsidiaries	78,390	730,411	189,463	(998,264)	—

Total liabilities	1,099,885	1,326,699	439,875	(998,264)	1,868,195

Shareholders’ equity	1,359,370	1,549,985	1,483,005	(3,032,990)	1,359,370

	$2,459,255	$2,876,684	$1,922,880	$(4,031,254)	$3,227,565

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS

Cash and equivalents	$—	$133,860	$50,125	$—	$183,985

Unfunded settlements	—	91,008	(7,861)	—	83,147

House and land inventories	—	1,852,534	27,729	—	1,880,263

Residential mortgage loans available-for-sale	—	—	259,239	—	259,239

Land held for sale and future development	—	121,084	—	—	121,084

Other assets	41,136	196,627	64,430	—	302,193

Deferred income taxes	56,572	—	—	—	56,572

Investment in subsidiaries	1,419,923	27,704	1,497,150	(2,944,777)	—

Advances receivable — subsidiaries	540,914	23,491	2,786	(567,191)	—

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

LIABILITIES AND

SHAREHOLDERS’ EQUITY

Liabilities:

Accounts payable and accrued liabilities	$112,131	$565,611	$30,436	$—	$708,178

Collateralized short-term debt, recourse solely to financial services subsidiary assets	—	—	242,603	—	242,603

Income taxes	10,169	—	—	—	10,169

Subordinated debentures and senior notes	659,296	11,306	7,000	—	677,602

Advances payable — subsidiaries	29,018	373,171	165,002	(567,191)	—

Total liabilities	810,614	950,088	445,041	(567,191)	1,638,552

Shareholders’ equity	1,247,931	1,496,220	1,448,557	(2,944,777)	1,247,931

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2001

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:

Homebuilding	$—	$997,712	$8,273	$—	$1,005,985

Financial services, interest and other	—	—	16,436	—	16,436

Corporate	21	884	—	—	905

Total revenues	21	998,596	24,709	—	1,023,326

Expenses:

Homebuilding:

Cost of sales	—	795,145	7,021	—	802,166

Selling, general and administrative and other expense	686	94,531	2,406	—	97,623

Financial services, interest and other	—	—	10,673	—	10,673

Corporate, net	12,151	2,308	(137)	—	14,322

Total expenses	12,837	891,984	19,963	—	924,784

Other Income:

Equity in income of Pulte-affiliates	—	—	25	—	25

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(12,816)	106,612	4,771	—	98,567

Income taxes (benefit)	(7,071)	41,079	3,940	—	37,948

Income (loss) from continuing operations before equity in income of subsidiaries	(5,745)	65,533	831	—	60,619

Loss from discontinued operations	(717)	—	(108)	—	(825)

Income (loss) before equity in income

of subsidiaries	(6,462)	65,533	723	—	59,794

Equity in income (loss) of subsidiaries:

Continuing operations	66,364	3,572	61,957	(131,893)	—

Discontinued operations	(108)	—	—	108	—

	66,256	3,572	61,957	(131,785)	—

Net income	$59,794	$69,105	$62,680	$(131,785)	$59,794

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2001

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:

Homebuilding	$—	$1,803,508	$19,797	$—	$1,823,305

Financial services, interest and other	—	—	30,511	—	30,511

Corporate	50	1,572	—	—	1,622

Total revenues	50	1,805,080	50,308	—	1,855,438

Expenses:

Homebuilding:

Cost of sales	—	1,439,695	17,254	—	1,456,949

Selling, general and administrative and other expense	1,334	188,903	4,225	—	194,462

Financial services, interest and other	—	—	19,296	—	19,296

Corporate, net	21,114	4,055	(588)	—	24,581

Total expenses	22,448	1,632,653	40,187	—	1,695,288

Other Income:

Equity in income of Pulte-affiliates	—	—	2,025	—	2,025

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(22,398)	172,427	12,146	—	162,175

Income taxes (benefit)	(11,234)	66,506	7,165	—	62,437

Income (loss) from continuing operations before equity in income of subsidiaries	(11,164)	105,921	4,981	—	99,738

Income (loss) from discontinued operations	(1,045)	—	472	—	(573)

Income (loss) before equity in income

of subsidiaries	(12,209)	105,921	5,453	—	99,165

Equity in income of subsidiaries:

Continuing operations	110,902	6,951	103,775	(221,628)	—

Discontinued operations	472	—	—	(472)	—

	111,374	6,951	103,775	(222,100)	—

Net income	$99,165	$112,872	$109,228	$(222,100)	$99,165

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2000

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:

Homebuilding	$—	$967,291	$4,702	$—	$971,993

Financial services, interest and other	—	—	10,535	—	10,535

Corporate	56	—	—	—	56

Total revenues	56	967,291	15,237	—	982,584

Expenses:

Homebuilding:

Cost of sales	—	785,990	4,302	—	790,292

Selling, general and administrative and other expense	320	95,670	77	—	96,067

Financial services, interest and other	—	—	7,098	—	7,098

Corporate, net	11,540	1,701	35	—	13,276

Total expenses	11,860	883,361	11,512	—	906,733

Other Income:

Equity in income of Pulte-affiliates	—	—	1,639	—	1,639

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(11,804)	83,930	5,364	—	77,490

Income taxes (benefit)	(5,037)	32,318	2,549	—	29,830

Income (loss) from continuing operations before equity in income of subsidiaries	(6,767)	51,612	2,815	—	47,660

Income (loss) from discontinued operations	(476)	—	508	—	32

Income (loss) before equity in income

of subsidiaries	(7,243)	51,612	3,323	—	47,692

Equity in income of subsidiaries:

Continuing operations	54,427	2,132	54,285	(110,844)	—

Discontinued operations	508	—	—	(508)	—

	54,935	2,132	54,285	(111,352)	—

Net income	$47,692	$53,744	$57,608	$(111,352)	$47,692

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2000

		Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:

Homebuilding	$—	$1,730,239	$7,342	$—	$1,737,581

Financial services, interest and other	—	—	20,700	—	20,700

Corporate	92	30	—	—	122

Total revenues	92	1,730,269	28,042	—	1,758,403

Expenses:

Homebuilding:

Cost of sales	—	1,414,354	6,619	—	1,420,973

Selling, general and administrative and other expense	547	183,983	1,065	—	185,595

Financial services, interest and other	—	—	13,796	—	13,796

Corporate, net	20,749	3,504	(996)	—	23,257

Total expenses	21,296	1,601,841	20,484	—	1,643,621

Other Income:

Equity in income of Pulte-affiliates	—	—	2,170	—	2,170

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(21,204)	128,428	9,728	—	116,952

Income taxes (benefit)	(9,951)	49,932	5,042	—	45,023

Income (loss) from continuing operations before equity in income of subsidiaries	(11,253)	78,496	4,686	—	71,929

Income (loss) from discontinued operations	(884)	—	983	—	99

Income (loss) before equity in income of subsidiaries	(12,137)	78,496	5,669	—	72,028

Equity in income of subsidiaries:

Continuing operations	83,182	4,285	84,462	(171,929)	—

Discontinued operations	983	—	—	(983)	—

	84,165	4,285	84,462	(172,912)	—

Net income	$72,028	$82,781	$90,131	$(172,912)	$72,028

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2001

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Continuing operations:

Cash flows from operating activities:

Net income	$99,165	$112,872	$109,228	$(222,100)	$99,165

Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:

Equity in income of subsidiaries	(111,374)	(6,951)	(103,775)	222,100	—

Amortization, depreciation and other	1,050	9,037	(150)	—	9,937

Deferred income taxes	11,834	—	—	—	11,834

Increase (decrease) in cash due to:

Inventories	—	(486,179)	(13,682)	—	(499,861)

Residential mortgage loans available-for-sale	—	—	55,616	—	55,616

Other assets	(10,070)	49,326	(28,783)	—	10,473

Accounts payable and accrued liabilities	13,194	4,116	5,117	—	22,427

Income taxes	(41,630)	66,506	4,461	—	29,337

Net cash provided by (used in) operating activities	(37,831)	(251,273)	28,032	—	(261,072)

Cash flows from investing activities:

Change in FRF assets	—	—	(2,018)	—	(2,018)

Dividends received from subsidiaries	100,000	1,000	100,000	(201,000)	—

Investment in subsidiary	—	(447)	—	447	—

Advances to affiliates	(318,414)	(822)	(40,870)	360,106	—

Other, net	1,820	(408)	(631)	—	781

Net cash provided by (used in) investing activities	(216,594)	(677)	56,481	159,553	(1,237)

Cash flows from financing activities:

Proceeds from borrowings	198,772	15,950	4,130	—	218,852

Repayment of borrowings	—	—	(46,417)	—	(46,417)

Capital contributions from parent	—	—	447	(447)	—

Advances from affiliates	49,372	290,734	20,000	(360,106)	—

Issuance of common stock	9,663	—	—	—	9,663

Dividends paid	(3,382)	(100,000)	(101,000)	201,000	(3,382)

Other, net	—	—	1,413	—	1,413

Net cash provided by (used in) financing activities	254,425	206,684	(121,427)	(159,553)	180,129

Net decrease in cash and equivalents	—	(45,266)	(36,914)	—	(82,180)

Cash and equivalents at beginning of period	—	133,860	50,125	—	183,985

Cash and equivalents at end of period	$—	$88,594	$13,211	$—	$101,805

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2000

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Continuing operations:

Cash flows from operating activities:

Net income	$72,028	$82,781	$90,131	$(172,912)	$72,028

Adjustments to reconcile net income

to net cash flows provided by (used in)

operating activities:

Equity in income of subsidiaries	(84,165)	(4,285)	(84,462)	172,912	—

Amortization, depreciation and other	97	7,958	(524)	—	7,531

Deferred income taxes	1,843	—	—	—	1,843

Increase (decrease) in cash due to:

Inventories	—	(298,428)	(2,865)	—	(301,293)

Residential mortgage loans

available-for-sale	—	—	69,226	—	69,226

Other assets	(1,593)	1,525	(17,760)	—	(17,828)

Accounts payable and accrued liabilities	4,660	14,845	1,850	—	21,355

Income taxes	(57,256)	49,918	1,637	—	(5,701)

Net cash provided by (used in) operating

activities	(64,386)	(145,686)	57,233	—	(152,839)

Cash flows from investing activities:

Change in FRF assets	—	—	(1,844)	—	(1,844)

Dividends received from subsidiaries	—	2,000	—	(2,000)	—

Investment in subsidiary	(100)	(308)	—	408	—

Advances to affiliates	(160,382)	2,933	1,699	155,750	—

Other, net	—	—	(865)	—	(865)

Net cash provided by (used in) investing

activities	(160,482)	4,625	(1,010)	154,158	(2,709)

Cash flows from financing activities:

Proceeds from borrowings	263,278	879	—	—	264,157

Repayment of borrowings	—	(5,557)	(64,930)	—	(70,487)

Capital contributions from parent	—	—	408	(408)	—

Advances from affiliates	20,682	128,511	6,557	(155,750)	—

Stock repurchases	(61,454)	—	—	—	(61,454)

Dividends paid	(3,336)	—	(2,000)	2,000	(3,336)

Other, net	5,648	—	226	—	5,874

Net cash provided by (used in)

financing activities	224,818	123,833	(59,739)	(154,158)	134,754

Net decrease in cash and equivalents	(50)	(17,228)	(3,516)	—	(20,794)

Cash and equivalents at beginning of

period	50	44,206	7,541	—	51,797

Cash and equivalents at end of period	$—	$26,978	$4,025	$—	$31,003

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000’s omitted)

Overview:

      A summary of the Company’s operating results by business segment for the three and six month periods ended June 30, 2001 and 2000 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Pre-tax income (loss):

Homebuilding operations	$106,221	$87,272	$173,919	$133,182

Financial Services operations	5,763	3,437	11,215	6,904

Corporate	(13,417)	(13,219)	(22,959)	(23,134)

Pre-tax income from continuing operations	98,567	77,490	162,175	116,952

Income taxes	37,948	29,830	62,437	45,023

Income from continuing operations	60,619	47,660	99,738	71,929

Income (loss) from discontinued operations	(825)	32	(573)	99

Net income	$59,794	$47,692	$99,165	$72,028

      A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 2001 and 2000 is as follows:

•	Pre-tax income of the Company’s homebuilding business segment increased 22% and 31%, respectively, due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 26% and 32%, respectively. Domestic gross margins improved 160 and 190 basis points and domestic average unit selling price increased by 10% and 11%, respectively.

•	Pre-tax income of the Company’s financial services business segment increased 68% and 62%, respectively. The improved results were a result of higher revenues driven by increased capture rates, combined with a more favorable pricing environment.

•	Pre-tax loss of the Company’s corporate business segment was flat at $13,417 and $22,959, respectively, for the three and six month periods ended June 30, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations:

      The Company’s Homebuilding segment consists of the following business units:

•	Domestic Homebuilding operations are conducted in 41 markets, located throughout 26 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up and active adult home buyer.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico. Housing for middle-to-upper income consumer groups is also available in Puerto Rico and Argentina. The Company has agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

      No individual market within the Company’s Homebuilding segment represented more than 10% of total segment net new orders, unit settlements or revenues for the three and six months ended June 30, 2001. The Metropolitan Atlanta market accounted for 10% of the unit net new orders and unit settlements for the three and six month periods ended June 30, 2000.

      Certain operating data relating to the Company’s joint ventures and homebuilding operations for the three and six months ended June 30, 2001 and 2000, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Pulte/Pulte-affiliate homebuilding revenues:

Domestic	$997,712	$967,291	$1,803,508	$1,730,239

International	47,575	44,682	97,507	74,239

Total homebuilding	$1,045,287	$1,011,973	$1,901,015	$1,804,478

Pre-tax income (loss):

Domestic	$107,680	$85,631	$174,245	$131,902

International	(1,459)	1,641	(326)	1,280

Total homebuilding operations	$106,221	$87,272	$173,919	$133,182

Pulte and Pulte-affiliate settlements — units:

Domestic	4,551	4,826	8,319	8,724

International:

Pulte	54	55	143	86

Pulte-affiliated entities	1,590	2,089	3,275	3,585

Total International	1,644	2,144	3,418	3,671

Total Pulte and Pulte-affiliate settlements — units	6,195	6,970	11,737	12,395

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding:

      The Domestic Homebuilding business unit represents the Company’s core business. Operations are conducted in 41 markets, located throughout 26 states, and are organized into five groups as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

      The following table presents selected unit information for Pulte’s Domestic Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Unit settlements:

Northeast	451	444	844	816

Southeast	1,751	1,951	3,360	3,613

Midwest	742	771	1,190	1,362

Central	870	859	1,502	1,460

West	737	801	1,423	1,473

	4,551	4,826	8,319	8,724

Net new orders — units:

Northeast	655	563	1,187	1,084

Southeast	1,954	2,049	4,487	4,480

Midwest	871	653	1,974	1,563

Central	914	888	2,268	1,992

West	784	1,006	1,717	2,003

	5,178	5,159	11,633	11,122

Net new orders — dollars	$1,078,000	$1,073,000	$2,477,000	$2,328,000

Unit backlog:

Northeast			1,153	1,108

Southeast			3,268	3,013

Midwest			1,691	1,193

Central			1,580	1,324

West			1,099	1,192

			8,791	7,830

Backlog at June 30 - dollars			$2,010,000	$1,778,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

      For the three months ended June 30, 2001, unit settlements declined 6% primarily due to delays in the opening of certain communities related to the timing of land development approvals, coupled with a lower inventory of completed homes available for sale. The net new order pace continued to be strong with a slight increase from the prior year to 5,178 units as demand continued at high levels. For the six months ended June 30, 2001, unit settlements declined 5% due to the delays discussed earlier. Net new orders for the same six month period increased 5% to a record 11,633 units as most regions of the country experienced improvements over the prior year period. As a result of the increases in net new orders, higher average selling prices and reduced deliveries during the period, unit backlog increased 12% to an all-time record value of over $2 billion.

      The following table presents a summary of pre-tax income for Pulte’s Domestic Homebuilding operations for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$997,712	$967,291	$1,803,508	$1,730,239

Cost of sales	(795,145)	(785,990)	(1,439,695)	(1,414,354)

Selling, general and administrative expense	(99,596)	(87,155)	(185,798)	(168,764)

Interest (a)	(8,296)	(6,489)	(14,236)	(11,567)

Other income (expense), net	13,005	(2,026)	10,466	(3,652)

Pre-tax income	$107,680	$85,631	$174,245	$131,902

Average sales price	$219	$200	$217	$198

(a)	The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

      Gross profit margins were 20.3% and 20.2%, respectively, for the three and six month periods ended June 30, 2001, compared to 18.7% and 18.3%, respectively, in the same period of the prior year. A higher average sales price, lower operating costs and lower material costs contributed to these increases.

      As a percentage of sales, selling, general and administrative expenses increased 100 basis points for the three month period ended June 30, 2001 and 50 basis points for the six months then ended. This increase reflects higher startup costs associated with new communities and increased compensation related expenses.

      Other income (expense) net, includes net land activity and other homebuilding-related expenses. For the three and six month periods ended 2001, net land activity amounted to $14,882 and $12,399, respectively, compared to $4,543 and $5,208, respectively, for the prior year periods. Net land activity relates to gains/losses on the sale of land, the impact of decisions not to pursue certain land acquisitions and options, the write-off of related pre-acquisition costs and land inventory valuation reserves on land held for sale. The increase in net land activity in 2001 represents a significant increase in land sale gains during the second quarter of 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

      The average selling price for the three and six month periods ended June 30, 2001, was $219 and $200, respectively, an increase from the average selling price of $217 and $198 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of products closed during a period.

      Pulte’s Domestic Homebuilding operations controlled approximately 79,000 and 67,000 lots, of which approximately 44,200 and 43,300 lots were owned, and approximately 34,800 and 23,700 lots were controlled through option agreements at June 30, 2001 and 2000, respectively. Domestic Homebuilding inventory at June 30, 2001, was approximately $2,217,900 of which $1,556,400 is related to land and land development. At June 30, 2000, inventory was approximately $1,926,200 of which $1,296,700 was related to land and land development. Included in other assets is approximately $177,500 in land held for disposition as of June 30, 2001, as compared to $131,000 in the prior year.

International Homebuilding:

      International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina.

      Mexico International’s 100%-owned subsidiary, Pulte International-Mexico, Inc., conducts its operations primarily through five joint ventures located throughout Mexico. Its net investment in these joint ventures approximated $35,400 at June 30, 2001. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak-Pulte), is located in the city of Juarez. Condak-Pulte is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa and Matamoros, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc and Centro Comerciales Coriana, S.A. De C. V. As of June 30, 2001, International’s net investment in Condak-Pulte approximated $27,200.

      Desarrollos Residenciales Turisticos, S.A. de C.V., another of its joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. At June 30, 2001, International’s net investment in this joint venture approximated $6,900.

      Puerto Rico Operations in Puerto Rico are primarily conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation. Desarrolladores Urbanos (Canovanas), S.E., its Puerto Rican joint venture is developing 121 acres located in Metropolitan San Juan. At June 30, 2001, its net investment in this joint venture approximated $3,900.

      Argentina Operations in Argentina are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary which recorded its first closings during the second quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):

      The following table presents selected financial data for Pulte’s International Homebuilding operations for the three and six months ended June 30, 2001 and 2000.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$8,273	$4,702	$19,797	$7,342

Cost of sales	(7,021)	(4,302)	(17,254)	(6,619)

Selling, general and administrative expense	(2,654)	(1,349)	(5,254)	(2,505)

Other income (expense), net	(82)	951	360	892

Equity in income of Mexico operations	25	1,639	2,025	2,170

Pre-tax income (loss)	$(1,459)	$1,641	$(326)	$1,280

Unit settlements:

Pulte	54	55	143	86

Pulte-affiliated entities	1,590	2,089	3,275	3,585

Total Pulte and Pulte-affiliates	1,644	2,144	$3,418	$3,671

      The pre-tax losses of $1,459 and $326 for the three and six month periods ended June 30, 2001, as compared to pre-tax income of $1,641 and $1,280 for the three and six months ended June 30, 2000, were primarily driven by decreased closings from the Mexican operations where changes in government lending practices slowed mortgage funding during the second quarter of 2001 and start-up costs in Argentina.

Financial Services Operations:

      The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company’s mortgage banking subsidiary. Pre-tax income of the Company’s financial services operations for the three and six month periods ended June 30, 2001 was $5,763 and $11,215, respectively compared to $3,437 and $6,904, respectively for the prior year periods. This growth is a result of increased capture rates and a favorable pricing environment.

      The following table presents mortgage origination data for PMC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Total originations:

Loans	4,013	3,206	7,271	5,643

Principal	$613,700	$458,200	$1,102,800	$800,400

Originations for Pulte customers:

Loans	3,094	2,661	5,396	4,693

Principal	$470,100	$394,500	$835,300	$690,200

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Financial Services Operations (continued):

      Mortgage origination unit volume for the three and six month periods ended June 30, 2001, increased 25% and 29%, respectively, from the comparable 2000 periods as the Company realized an increase in capture rate due to improved market penetration in those markets that the Company’s mortgage operations entered last year. In addition, refinancings represented 12% of total loan originations for the six month period ended June 30, 2001, as compared to 2% of total loan originations for 2000. For the three and six month periods ended June 30, 2001, pricing and marketing gains increased $5,346 and $8,652, respectively, due to higher production volume and a favorable production mix. Increased general and administrative expenses primarily due to higher production and the integration of new markets partially offset these gains during 2001. At June 30, 2001, loan application backlog increased 33% to $991,000 as compared with $745,000 at June 30, 2000. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC’s strategy or use of derivative financial instruments in this regard.

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

      The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. During the six months ended June 30, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company recognized $2, net of taxes, in losses during 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At June 30, the Company expects to reclassify $312, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Corporate (continued):

      The following table presents corporate results of operations for the three and six months ended June 30, 2001 and 2000:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Net interest expense	$8,034	$7,893	$13,683	$13,559

Other corporate expenses, net	5,383	5,326	9,276	9,575

Loss before income taxes	$13,417	$13,219	$22,959	$23,134

      Pre-tax loss of the Company’s corporate business segment was relatively flat for the three and six month periods ended June 30, 2001, as both net interest expense and other corporate expenses, net were in line with the prior year. Interest incurred for the three and six month periods ended June 30, 2001, excluding interest incurred by the Company’s financial services operations, was approximately $19,200 and $35,500, respectively.

      Net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense when the related inventories are closed. Information related to interest in inventory is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Interest in inventory at beginning of period	$28,189	$21,901	$24,202	$19,092

Interest capitalized	10,296	8,608	20,223	16,495

Interest expensed	(8,296)	(6,489)	(14,236)	(11,567)

Interest in inventory at end of period	$30,189	$24,020	$30,189	$24,020

Liquidity and Capital Resources:

Continuing Operations:

      The Company’s net cash used in operating activities amounted to $261,072, reflecting an increase in the use of operating funds as compared with the same period last year. This increase is primarily attributable to increases in land inventory from levels at December 31, 2000. Net cash from investing activities was relatively consistent with the prior year. Net cash from financing activities increased from $134,754 to $180,129 in 2001 as the Company did not repurchase stock under its stock repurchase plan during 2001 as it did during 2000.

      The Company finances its homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. The Company had no borrowings under its $390,000 unsecured revolving credit facilities at June 30, 2001. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 2001, amounted to $325,000, an amount deemed adequate to cover foreseeable needs. There were approximately $196,000 of borrowings outstanding under the $325,000 PMC arrangement at June 30, 2001. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

      At June 30, 2001, the Company had cash and equivalents of $101,805 and total long-term indebtedness of $884,918. The Company’s total long-term indebtedness includes $858,347 of unsecured senior notes, a $7,000 unsecured promissory note and other Pulte limited recourse debt of $19,571. The Company also has other non-recourse short-term notes payable of $54,700 and First Heights advances of $760.

      The Company’s income tax liabilities are affected by a number of factors. Management anticipates that the Company’s effective tax rate for 2001 will be between 38% and 39%.

      Sources of the Company’s working capital at June 30, 2001, include its cash and equivalents, and its $390,000 committed unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financial sources, including securities offerings.

      In July 2001, the Company expanded its revolving credit facilities to a total of $560,000 in contemplation of its acquisition of Del Webb Corporation.

      In August 2001, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $500,000 of 7 7/8% Senior Notes due in 2011. Net proceeds received from the sale were used to repay certain indebtedness acquired in the Del Webb Corporation acquisition, to pay certain expenses associated with that acquisition and for general corporate purposes.

Discontinued Operations:

      The Company’s remaining investment in First Heights at June 30, 2001, approximated $32,500. The Company’s thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company’s thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company vigorously disagrees with the final judgment entered by the United States District Court and has appealed to the Sixth Circuit Court of Appeals. The Company has posted bonds in the amount of $117,000. Based upon the Company’s assessment of its legal position in the District Court litigation with the FDIC, as well as the expected duration of the legal process in this case, the Company does not currently believe that the judgment ordered by the District Court against Pulte Diversified Companies, Inc. and First Heights will have a material impact on the Company’s liquidity.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted, except per share information)

Del Webb Acquisition:

      On July 31, 2001, the Company completed its acquisition of Del Webb Corporation (Del Webb). Under the terms of the merger agreement, each outstanding share of Del Webb common stock was exchanged for approximately 0.894 shares of newly issued Company stock. Approximately 17 million shares were issued to Del Webb shareholders.

      Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91,200 on revenues of $1,936,117 and 7,038 unit settlements. Backlog reported at June 30, 2001 was 3,682 units valued at approximately $994,000.

New Accounting Pronouncements:

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4,100 ($0.09 per share) per year. Any goodwill recorded as a result of the July 2001 acquisition of Del Webb Corporation will not be amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

There have been no material changes in the Company’s market risk during the three months ended June 30, 2001.

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

Forward-Looking Statements:

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3., “Quantitative and Qualitative Disclosures About Market Risk”, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including:

•	the Company’s exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, and general competitive factors, that may cause actual results to differ materially;

•	its ability to integrate the recently acquired business operations of Del Webb Corporation, including Del Webb Corporation’s activities, management and corporate culture, with its own, and its ability to develop and manage active adult communities which differ from the Company’s historical homebuilding business; and

•	its ability to resolve all outstanding matters related to First Heights (including the outcome of the Company’s appeal in the District Court litigation with the FDIC).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 4, Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.

PART II. OTHER INFORMATION (continued)

Item 4. Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Shareholders was held on May 17, 2001. The following matters were considered and acted upon, with the results indicated below.

				Shares
		Shares		Withholding
	Shares	Voted	Shares	Authority
	Voted For	Against	Abstaining	To Vote

Election of Directors

The election of Director for term
expiring 2002:

William B. Smith	38,312,271	–	142,897	–

The election of Director for term
expiring 2004:

David N. McCammon	38,312,271	–	142,897	–
William J. Pulte	38,312,271	–	142,897	–
Francis J. Sehn	38,310,316	–	144,852	–

Proposal to change the Company’s Name from “Pulte Corporation” to “Pulte Homes, Inc.”	38,288,983	70,329	95,856	–

Shareholder proposal to adopt an executive compensation policy that all future stock option grants to senior executives have exercise prices linked to an industry performance index associated with the peer group companies used for stock price comparisons in the Company’s proxy statement	9,740,511	25,009,192	184,275	3,521,190

Item 6. Exhibits and Report on Form 8-K

(a) Exhibits

Page Herein or Incorporated
Exhibit Number and Description		By Reference From

(2)(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation	Filed as Exhibit 2.1 to the Company’s Registrant’s Statement on Form S-4 (Registration Statement No 33-62518)

(3)(a)	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (Registration Statement No 33-62518)

PART II. OTHER INFORMATION (continued)

(a) Exhibits (continued)

Page Herein or Incorporated
Exhibit Number and Description		By Reference From

(3)(b)	By-laws, as amended	Filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (Registration Statement No 33-62518)

(10)(a)	Employment Separation Agreement and Release of all Liability, dated May 11, 2001, between Pulte Corporation and Robert K. Burgess	Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (Registration Statement No 33-62518)

(b) Report on Form 8-K

      On July 25, 2001, the Company filed a Current Report on Form 8-K which included a press release dated July 24, 2001, wherein it provided information regarding the share exchange ratio for its pending acquisition of Del Webb Corporation.

      On July 26, 2001, the Company filed a Current Report on Form 8-K which included a press release dated July 24, 2001, wherein it provided updated financial and other information.

      On July 27, 2001, the Company filed a Current Report on Form 8-K which included a press release dated July 27, 2001, wherein it announced that the stockholders of Del Webb Corporation voted to approve the acquisition of Del Webb Corporation by the Company and that the shareholders of the Company approved the issuance of Company shares to Del Webb Corporation stockholders in the transaction.

      On July 31, 2001, the Company filed a Current Report on Form 8-K which included a press release dated July 31, 2001, wherein it announced that it had completed its acquisition of Del Webb Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC

_______________________________ Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

_______________________________ Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: August 14, 2001