Form 10-Q
period 2001-09-30
PULTE HOMES INC/MI/
filed 2001-11-14
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
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

YES               NO

Number of shares of common stock outstanding as of October 31, 2001: 58,925,168

Total pages: 38

Listing of exhibits: 35

PULTE HOMES, INC.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2001	2000

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$59,754	$183,985
Unfunded settlements	60,215	83,147
House inventory	1,042,251	545,767
Land inventory	2,960,172	1,351,089
Residential mortgage loans available-for-sale	302,016	259,239
Goodwill	281,280	30,449
Intangible assets	169,575	—
Other assets	822,406	376,235
Deferred income taxes	23,696	56,572

Total assets	$5,721,365	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, including book overdrafts of $162,478 and $111,211 in 2001 and 2000, respectively	$1,252,630	$708,178
Unsecured short-term borrowings	61,500	—
Collateralized short-term debt, recourse solely to financial service subsidiary assets	276,295	242,603
Income taxes	66,179	10,169
Subordinated debentures and senior notes	1,894,878	677,602

Total liabilities	3,551,482	1,638,552
Shareholders’ equity	2,169,883	1,247,931

Total liabilities and shareholders’ equity	$5,721,365	$2,886,483

Note: The balance sheet at December 31, 2000, was derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Homebuilding	$1,463,427	$1,060,964	$3,329,159	$2,816,829
Financial services, interest and other	18,014	12,135	48,525	32,835
Corporate	494	286	2,116	408

Total revenues	1,481,935	1,073,385	3,379,800	2,850,072

Expenses:
Homebuilding, principally cost of sales	1,319,832	956,696	3,013,670	2,581,549
Financial services, interest and other	11,037	6,920	30,333	20,716
Corporate, net	16,790	13,136	41,371	36,392

Total expenses	1,347,659	976,752	3,085,374	2,638,657
Other income:
Equity in income of Pulte-affiliates	947	2,317	2,972	4,487

Income from continuing operations before income taxes	135,223	98,950	297,398	215,902
Income taxes	52,072	38,091	114,509	83,114

Income from continuing operations	83,151	60,859	182,889	132,788
Loss from discontinued operations	(364)	(29,967)	(937)	(29,868)

Net income	$82,787	$30,892	$181,952	$102,920

Per share data:
Basic:
Income from continuing operations	$1.56	$1.50	$3.99	$3.21
Loss from discontinued operations	(.01)	(.74)	(.02)	(.72)

Net income	$1.55	$.76	$3.97	$2.49

Assuming dilution:
Income from continuing operations	$1.53	$1.47	$3.89	$3.16
Loss from discontinued operations	(.01)	(.73)	(.02)	(.71)

Net income	$1.52	$.74	$3.87	$2.45

Cash dividends declared	$.04	$.04	$.12	$.12

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	53,421	40,476	45,777	41,405
Assuming dilution:
Effect of dilutive securities	1,097	1,051	1,188	593

Adjusted weighted-average common shares and effect of dilutive securities	54,518	41,527	46,965	41,998

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931
Common stock issued in acquisition	17	729,370	—	—	—	729,387
Stock option exercise	5	13,382	—	—	—	13,387
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	1,235	—	—	1,235
Cash dividends declared	—	—	—	—	(5,738)	(5,738)
Comprehensive income:
Net income	—	—	—	—	181,952	181,952
Change in fair value of derivatives	—	—	—	827	—	827
Foreign currency translation adjustments	—	—	—	902	—	902

Total comprehensive income						183,681

Shareholders’ Equity, September 30, 2001	$439	$857,902	$(4,323)	$1,914	$1,313,951	$2,169,883

Shareholders’ Equity, December 31, 1999	$433	$77,070	$—	$(259)	$1,016,075	$1,093,319
Stock option exercise	7	14,108	—	—	—	14,115
Cash dividends declared	—	—	—	—	(4,933)	(4,933)
Stock repurchases	(33)	(6,082)	—	—	(60,268)	(66,383)
Comprehensive income:
Net income	—	—	—	—	102,920	102,920
Foreign currency translation adjustments	—	—	—	497	—	497

Total comprehensive income						103,417

Shareholders’ Equity, September 30, 2000	$407	$85,096	$—	$238	$1,053,794	$1,139,535

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,

	2001	2000

Cash flows from operating activities:
Net income	$181,952	$102,920
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization, depreciation and other	20,624	9,702
Deferred income taxes	15,776	(393)
Reserve for litigation	—	30,000
Increase (decrease) in cash due to:
Inventories	(763,982)	(366,137)
Residential mortgage loans available-for-sale	(42,777)	68,763
Other assets	7,944	(689)
Accounts payable and accrued liabilities	111,403	75,783
Income taxes	50,145	2,455

Net cash used in operating activities	(418,915)	(77,596)

Cash flows from investing activities:
Del Webb acquisition, net of cash acquired	10,310	—
Increase in covered assets and FRF assets	(2,876)	(2,827)
Other, net	(519)	(1,015)

Net cash provided by (used in) investing activities	6,915	(3,842)

Cash flows from financing activities:
Payment of long-term debt and bonds	(206,861)	(14,601)
Proceeds from borrowings	793,287	213,678
Repayment of borrowings	(303,960)	(78,015)
Issuance of common stock	9,820	12,657
Stock repurchases	—	(66,383)
Dividends paid	(5,738)	(4,933)
Other, net	1,221	(377)

Net cash provided by financing activities	287,769	62,026

Net decrease in cash and equivalents	$(124,231)	$(19,412)
Cash and equivalents at beginning of period	183,985	51,797

Cash and equivalents at end of period	$59,754	$32,385

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest, net of amount capitalized	$22,070	$12,992

Income taxes	$44,789	$69,933

Non-cash investing activity:
Issuance of common stock for Del Webb acquisition	$720,111	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’s omitted)
(Unaudited)

1.	Basis of presentation and significant accounting policies

The condensed consolidated financial statements include the accounts of Pulte Homes, Inc. (the “Company” or “Pulte”), and all of its wholly-owned subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), has been classified as a discontinued operation (See Note 2). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Certain amounts related to discontinued operations and to land sales previously reported in the 2000 financial statements and notes thereto were reclassified to conform to the 2001 presentations.

The Company’s comprehensive income other than net income consists of the change in the fair value of derivatives, net of tax and foreign currency translation adjustments. For the quarters ended September 30, 2001 and 2000, the Company’s comprehensive income other than net income amounted to $91 and $300 respectively, net of tax (benefit) provision of $(133) and $81, respectively. For the nine months ended September 30, 2001 and 2000, the Company’s comprehensive income other than net income amounted to $1,729 and $497 respectively, net of tax provision of $869 and $63, respectively.

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

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the nine months ended September 30, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company also did not recognize any gains or losses during 2001 for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At September 30, the Company expects to reclassify $827, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4,100 ($0.09 per share) per year. As required by SFAS No. 142, the goodwill recorded as a result of the July 2001 acquisition of Del Webb Corporation (Note 6) has not been amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” effective for fiscal years starting after June 15, 2002. This standard requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. When the liability is initially recorded, the cost is capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. The Company plans to adopt this statement on January 1, 2003, but has not yet determined what effect, if any, SFAS No. 143 will have on its earnings and financial position.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 provides guidance on differentiating between assets held and used and assets to be disposed of. Assets to be disposed of would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the asset(s) meeting all required criteria. The Company plans to adopt this statement on January 1, 2002, but has not yet determined what effect, if any, SFAS No. 144 will have on its earnings and financial position.

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

Although the Company in 1994 expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the FSLIC Resolution Fund (FRF) notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF. The LAN was collateralized by the FRF notes. The LAN and the FRF notes matured in September 1998; however, payment of these obligations was withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 4, the Company settled its litigation with the FDIC in October 2001, and, as part of the settlement, all obligations under the LAN and the FRF notes have been extinguished.

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

Revenues of the Company’s discontinued thrift operations primarily represent interest income on the outstanding FRF notes and receivables, and for the three and nine months ended September 30, 2001 amounted to $29 and $1,456, respectively. Revenues for the comparable periods of 2000 were $1,003 and $2,889, respectively. For the three and nine months ended September 30, 2001, discontinued thrift operations provided after-tax loss of $364 and $937, respectively. After-tax loss for the comparable periods of 2000 was $29,967 and $29,868, respectively. The after-tax losses in 2000 include a $30,000 reserve for certain FDIC related litigation as discussed in Note 4.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($000’s omitted)
(Unaudited)

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.	Segment information (continued)

	Operating Data by Segment

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues:
Homebuilding	$1,463,427	$1,060,964	$3,329,159	$2,816,829
Financial Services	18,014	12,135	48,525	32,835
Corporate	494	286	2,116	408

Total revenues	1,481,935	1,073,385	3,379,800	2,850,072

Cost of sales:
Homebuilding	1,170,673	858,066	2,656,644	2,291,709

Selling, general and administrative:
Homebuilding	135,162	93,098	326,214	264,367
Financial Services	8,585	4,975	23,302	15,434
Corporate	4,378	2,538	10,588	7,510

Total selling, general and administrative	148,125	100,611	360,104	287,311

Interest:
Homebuilding	9,108	7,752	23,344	19,319
Financial Services	2,452	1,945	7,031	5,232
Corporate	10,431	8,719	25,736	22,400

Total interest	21,991	18,416	56,111	46,951

Other (income) expense, net:
Homebuilding	4,889	(2,220)	7,468	6,154
Financial Services	—	—	—	50
Corporate	1,981	1,879	5,047	6,482

Total other (income) expense, net	6,870	(341)	12,515	12,686

Total costs and expenses	1,347,659	976,752	3,085,374	2,638,657

Equity in income of joint ventures:
Homebuilding	947	2,317	2,972	4,487

Income (loss) from continuing operations before income taxes:
Homebuilding	144,542	106,585	318,461	239,767
Financial services	6,977	5,215	18,192	12,119
Corporate	(16,296)	(12,850)	(39,255)	(35,984)

Total income from continuing operations before income taxes	$135,223	$98,950	$297,398	$215,902

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

3.	Segment information (continued)

	Asset Data by Segment

		Financial
	Homebuilding	Services	Corporate	Total

At September 30, 2001:
Inventory	$4,002,423	$—	$—	$4,002,423

Identifiable assets	5,292,710	333,137	95,518	$5,721,365

At December 31, 2000:
Inventory	$1,896,856	$—	$—	$1,896,856

Identifiable assets	2,443,540	283,265	159,678	$2,886,483

4.	Commitments and contingencies

The Company is involved in various litigation incidental to its continuing business operations. Management believes that none of this litigation will have a material adverse impact on the results of operations or the financial position of the Company.

First Heights-related litigation

The Company was a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the “District Court Case”) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the “Pulte Parties”). The second lawsuit (the “Court of Federal Claims Case”) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC was obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC.

In the District Court Case, the FDIC, as successor to the FSLIC, sought a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC and the Pulte Parties disagreed about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also included certain other claims relating to the foregoing, including claims resulting from the Company’s and First Heights’ amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties disputed the FDIC’s claims and filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC had breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and, on December 26, 1996, initiated the Court of Federal Claims Case.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

4.	Commitments and contingencies (continued)

First Heights-related litigation (continued)

On March 5, 1999, the United States District Court (the Court), entered a “Final Judgment” against First Heights and PDCI resolving by summary judgment in favor of the FDIC most of the FDIC’s claims against the Pulte Parties. The Final Judgment required PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221,300, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it had already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105,000, excluding interest thereon. The Company believed that it was entitled to a credit or actual payment of such amount plus interest. The Final Judgment did not address this issue. The Company disagreed with the District Court’s rulings and appealed the decision to the Sixth Circuit Court of Appeals.

On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. Although the Sixth Circuit opinion left certain significant issues to be resolved through further Court proceedings, based upon its reading of the Sixth Circuit opinion, the Company determined that an after-tax charge of $30,000 to Discontinued Operations was appropriate in 2000.

In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the “Settlement”), the Pulte Parties agreed to pay to the FDIC $41,500, and the FDIC was permitted to retain all amounts previously withheld from First Heights including the FRF notes (see Note 2). In addition, the First Heights Assistance Agreement was terminated, except certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

In the Court of Federal Claims Case, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert another claim concerning the contract that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.

On August 17, 2001, the United States Court of Federal Claims ruled that the United States is liable to the Company for breach of contract by enacting Section 13224 of OBRA. The Court will now proceed to determine the amount of damages to which the Company is entitled. While the Company has not determined the precise amount of damages it will seek, the Company believes that it would have realized approximately $60,000 in net tax savings had the United States government not breached the contract.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(000’s omitted, except per share data)
(Unaudited)

5.	Debt

In July 2001, the Company expanded its revolving credit facilities to a total of $560,000 as allowed under the credit agreements, in contemplation of its acquisition of Del Webb Corporation.

In August 2001, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $500,000 of 7 7/8% Senior Notes due in 2011. Net proceeds received from the sale were used to repay certain indebtedness acquired in the Del Webb Corporation acquisition, to pay certain expenses associated with that acquisition and for general corporate purposes.

6.	Acquisition of Del Webb Corporation

On July 31, 2001, the Company acquired Del Webb Corporation (Del Webb) in a tax-free stock for stock transaction. Under the terms of the merger agreement, each outstanding share of Del Webb common stock was exchanged for approximately 0.894 shares of newly issued Company stock. Approximately 16,800 shares were issued to Del Webb shareholders. Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91,200 on revenues of $1,936,117 and 7,038 unit settlements. Backlog reported at June 30, 2001 was 3,682 units valued at approximately $994,000.

This strategic acquisition expands and supports the Company’s leadership position and its Homeowner for LifeTM strategy. In particular, the Company believes the merger will strengthen its position among active adult homebuyers, enhance its overall land position, provide operational savings from economies of scale while enhancing purchasing leverage, as well as enhance the Company’s overall competitive position.

The acquisition was accounted for using the purchase method of accounting. Approximately 16,800 shares were issued and assigned an approximate accounting value of $42.74 per share based on the average closing price of the Company’s stock for the five trading days ended July 26, 2001. The components of the purchase price and preliminary allocation are as follows:

Consideration and acquisition costs:
Stock issued to Del Webb stockholders	$720,111
Cash paid to Del Webb stock option and restricted stock holders	28,302
Fair value of stock options exchanged	9,276
Cash paid for certain change-in-control and consulting arrangements	56,365
Other transaction costs	21,602

Total preliminary purchase price		$835,656
Preliminary purchase allocation:
Inventory	1,564,842
Other assets	367,055
Trademarks and tradenames	171,000
Accounts payable and other	(494,050)
Unsecured short-term borrowings	(300,000)
Subordinated debentures	(729,096)	579,751

Goodwill		$255,905

This goodwill was allocated solely to the Homebuilding segment. Trademarks and tradenames are being amortized on a straight-line basis over a period of 20 years.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(000’s omitted, except per share data)
(Unaudited)

6.	Acquisition of Del Webb Corporation (continued)

Independent appraisers and advisors utilizing proven valuation procedures identified portions of the purchase price, including inventory, intangible assets and various other assets. These and other allocations are preliminary in nature and may change once final valuations and studies are completed. Completion is expected during the fourth quarter of 2001.

Del Webb’s operations have been included in the consolidated results since August 1, 2001. The following table presents a summary of the unaudited pro forma operating results for the Company assuming that the acquisition of Del Webb occurred on January 1, 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$1,579,463	$1,485,012	$4,492,675	$4,374,277

Income from continuing operations	$87,993	$74,478	$234,013	$180,808

Basic earnings per share	$1.49	$1.30	$3.98	$3.10

Diluted earnings per share	$1.46	$1.28	$3.90	$3.07

The pro forma information presented does not purport to be indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2001. Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortizable for transactions occurring subsequent to June 30, 2001. As such, operations for all periods presented do not include amortization of the goodwill recognized in the Del Webb acquisition.

7.	Supplemental guarantor information

The Company has the following outstanding Senior Note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, (5) $100,000, 9%, due 2006, (6) $122,075, 9.75%, due 2008, (7) $166,418, 9.375%, due 2009, (8) $115,242, 10.25%, due 2010, (9) $200,000, 8.125%, due 2011, (10) $500,000, 7.875%, due 2011 and (11) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7.	Supplemental guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2001

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$49,628	$10,126	$—	$59,754
Unfunded settlements	—	68,498	(8,283)	—	60,215
House and land inventories	—	3,956,746	45,677	—	4,002,423
Residential mortgage loans available-for-sale	—	—	302,016	—	302,016
Land held for sale	—	281,952	—	—	281,952
Goodwill	—	280,530	750	—	281,280
Intangible assets	—	169,575	—	—	169,575
Other assets	49,311	389,026	102,117	—	540,454
Deferred income taxes	44,987	(21,291)	—	—	23,696
Investment in subsidiaries	1,952,679	78,036	1,524,600	(3,555,315)	—
Advances receivable — subsidiaries	1,774,057	25,074	50,084	(1,849,215)	—

	$3,821,034	$5,277,774	$2,027,087	$(5,404,530)	$5,721,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$137,277	$1,074,176	$41,177	$—	$1,252,630
Unsecured short-term borrowings	61,500	—	—	—	61,500
Collateralized short-term debt, recourse solely to financial subsidiary services assets	—	—	276,295	—	276,295
Income taxes	70,632	(4,453)	—	—	66,179
Subordinated debentures and Senior Notes	1,354,032	540,846	—	—	1,894,878
Advances payable — subsidiaries	46,222	1,584,331	218,662	(1,849,215)	—

Total liabilities	1,669,663	3,194,900	536,134	(1,849,215)	3,551,482
Shareholders’ equity	2,151,371	2,082,874	1,490,953	(3,555,315)	2,169,883

	$3,821,034	$5,277,774	$2,027,087	$(5,404,530)	$5,721,365

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7.	Supplemental guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2000

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$133,860	$50,125	$—	$183,985
Unfunded settlements	—	91,008	(7,861)	—	83,147
House and land inventories	—	1,869,127	27,729	—	1,896,856
Residential mortgage loans available-for-sale	—	—	259,239	—	259,239
Land held for sale	—	104,491	—	—	104,491
Goodwill	—	29,549	900	—	30,449
Other assets	41,136	167,078	63,530	—	271,744
Deferred income taxes	56,572	—	—	—	56,572
Investment in subsidiaries	1,419,923	27,704	1,497,150	(2,944,777)	—
Advances receivable — subsidiaries	540,914	23,491	2,786	(567,191)	—

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$112,131	$565,611	$30,436	$—	$708,178
Collateralized short-term debt, recourse solely to financial services subsidiary assets	—	—	242,603	—	242,603
Income taxes	10,169	—	—	—	10,169
Subordinated debentures and Senior Notes	659,296	11,306	7,000	—	677,602
Advances payable — subsidiaries	29,018	373,171	165,002	(567,191)	—

Total liabilities	810,614	950,088	445,041	(567,191)	1,638,552
Shareholders’ equity	1,247,931	1,496,220	1,448,557	(2,944,777)	1,247,931

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7.	Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2001

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,302,901	$26,258	$—	$3,329,159
Financial services, interest and other	—	—	48,525	—	48,525
Corporate	134	1,982	—	—	2,116

Total revenues	134	3,304,883	74,783	—	3,379,800

Expenses:
Homebuilding:
Cost of sales	—	2,633,738	22,906	—	2,656,644
Selling, general and administrative and other expense	2,002	347,492	7,532	—	357,026
Financial services, interest and other	—	—	30,333	—	30,333
Corporate, net	35,540	6,708	(877)	—	41,371

Total expenses	37,542	2,987,938	59,894	—	3,085,374

Other Income:
Equity in income of Pulte-affiliates	—	—	2,972	—	2,972

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(37,408)	316,945	17,861	—	297,398
Income taxes (benefit)	(18,858)	122,146	11,221	—	114,509

Income (loss) from continuing operations before equity in income of subsidiaries	(18,550)	194,799	6,640	—	182,889
Income (loss) from discontinued operations	(1,017)	—	80	—	(937)

Income (loss) before equity in income of subsidiaries	(19,567)	194,799	6,720	—	181,952

Equity in income of subsidiaries:
Continuing operations	201,439	10,948	178,460	(390,847)	—
Discontinued operations	80	—	—	(80)	—

	201,519	10,948	178,460	(390,927)	—

Net income	$181,952	$205,747	$185,180	$(390,927)	$181,952

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2000

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,803,769	$13,060	$—	$2,816,829
Financial services, interest and other	—	—	32,835	—	32,835
Corporate	280	128	—	—	408

Total revenues	280	2,803,897	45,895	—	2,850,072

Expenses:
Homebuilding:
Cost of sales	—	2,279,944	11,765	—	2,291,709
Selling, general and administrative and other expense	(276)	287,889	2,227	—	289,840
Financial services, interest and other	—	—	20,716	—	20,716
Corporate, net	32,720	5,581	(1,909)	—	36,392

Total expenses	32,444	2,573,414	32,799	—	2,638,657

Other Income:
Equity in income of Pulte-affiliates	—	—	4,487	—	4,487

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(32,164)	230,483	17,583	—	215,902
Income taxes (benefit)	(13,134)	89,295	6,953	—	83,114

Income (loss) from continuing operations before equity in income of subsidiaries	(19,030)	141,188	10,630	—	132,788
Loss from discontinued operations	(1,384)	—	(28,484)	—	(29,868)

Income (loss) before equity in income of subsidiaries	(20,414)	141,188	(17,854)	—	102,920

Equity in income (loss) of subsidiaries:
Continuing operations	151,818	7,519	151,054	(310,391)	—
Discontinued operations	(28,484)	—	—	28,484	—

	123,334	7,519	151,054	(281,907)	—

Net income	$102,920	$148,707	$133,200	$(281,907)	$102,920

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2001

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,456,966	$6,461	$—	$1,463,427
Financial services, interest and other	—	—	18,014	—	18,014
Corporate	84	410	—	—	494

Total revenues	84	1,457,376	24,475	—	1,481,935

Expenses:
Homebuilding:
Cost of sales	—	1,165,021	5,652	—	1,170,673
Selling, general and administrative and other expense	668	145,184	3,307	—	149,159
Financial services, interest and other	—	—	11,037	—	11,037
Corporate, net	14,426	2,653	(289)	—	16,790

Total expenses	15,094	1,312,858	19,707	—	1,347,659

Other Income:
Equity in income of Pulte-affiliates	—	—	947	—	947

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(15,010)	144,518	5,715	—	135,223
Income taxes (benefit)	(7,624)	55,640	4,056	—	52,072

Income (loss) from continuing operations before equity in income of subsidiaries	(7,386)	88,878	1,659	—	83,151
Income (loss) from discontinued operations	28	—	(392)	—	(364)

Income (loss) before equity in income of subsidiaries	(7,358)	88,878	1,267	—	82,787

Equity in income (loss) of subsidiaries:
Continuing operations	90,537	3,997	74,685	(169,219)	—
Discontinued operations	(392)	—	—	392	—

	90,145	3,997	74,685	(168,827)	—

Net income	$82,787	$92,875	$75,952	$(168,827)	$82,787

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2000

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,055,246	$5,718	$—	$1,060,964
Financial services, interest and other	—	—	12,135	—	12,135
Corporate	188	98	—	—	286

Total revenues	188	1,055,344	17,853	—	1,073,385

Expenses:
Homebuilding:
Cost of sales	—	852,920	5,146	—	858,066
Selling, general and administrative and other expense	(824)	98,292	1,162		98,630
Financial services, interest and other	—	—	6,920		6,920
Corporate, net	11,972	2,077	(913)	—	13,136

Total expenses	11,148	953,289	12,315	—	976,752

Other Income:
Equity in income of Pulte-affiliates	—	—	2,317	—	2,317

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(10,960)	102,055	7,855	—	98,950
Income taxes (benefit)	(3,183)	39,363	1,911	—	38,091

Income (loss) from continuing operations before equity in income of subsidiaries	(7,777)	62,692	5,944		60,859
Loss from discontinued operations	(500)	—	(29,467)	—	(29,967)

Income (loss) before equity in income of subsidiaries	(8,277)	62,692	(23,523)	—	30,892

Equity in income (loss) of subsidiaries:
Continuing operations	68,636	3,234	66,592	(138,462)	—
Discontinued operations	(29,467)	—	—	29,467	—

	39,169	3,234	66,592	(108,995)	—

Net income	$30,892	$65,926	$43,069	$(108,995)	$30,892

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$181,952	$205,747	$185,180	$(390,927)	$181,952
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(201,519)	(10,948)	(178,460)	390,927	—
Amortization, depreciation and other	1,733	18,355	536	—	20,624
Deferred income taxes	11,585	4,191	—	—	15,776
Increase (decrease) in cash due to:
Inventories	—	(746,034)	(17,948)	—	(763,982)
Residential mortgage loans available-for-sale	—	—	(42,777)	—	(42,777)
Other assets	(8,175)	52,504	(36,385)	—	7,944
Accounts payable and accrued liabilities	24,779	77,008	9,616	—	111,403
Income taxes	5,828	41,754	2,563	—	50,145

Net cash provided by (used in) operating activities	16,183	(357,423)	(77,675)	—	(418,915)

Cash flows from investing activities:
Del Webb acquisition	(9,835)	20,145	—	—	10,310
Change in FRF assets	—	—	(2,876)	—	(2,876)
Dividends received from subsidiaries	200,000	1,000	100,000	(301,000)	—
Investment in subsidiary	—	(705)	—	705	—
Advances to affiliates	(983,839)	8,225	(36,601)	1,012,215	—
Other, net	468	381	(1,368)	—	(519)

Net cash provided by (used in) investing activities	(793,206)	29,046	59,155	711,920	6,915

Cash flows from financing activities:
Payment of long-term debt and bonds	—	(199,861)	(7,000)	—	(206,861)
Proceeds from borrowings	755,737	797	36,753	—	793,287
Repayment of borrowings	—	(303,960)	—	—	(303,960)
Capital contributions from parent	—	—	705	(705)	—
Advances from affiliates	17,204	947,169	47,842	(1,012,215)	—
Issuance of common stock	9,820	—	—	—	9,820
Dividends paid	(5,738)	(200,000)	(101,000)	301,000	(5,738)
Other, net	—	—	1,221	—	1,221

Net cash provided by (used in) financing activities	777,023	244,145	(21,479)	(711,920)	287,769

Net decrease in cash and equivalents	—	(84,232)	(39,999)	—	(124,231)
Cash and equivalents at beginning of period	—	133,860	50,125	—	183,985

Cash and equivalents at end of period	$—	$49,628	$10,126	$—	$59,754

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
($000’s omitted)
(Unaudited)

7. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2000

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$102,920	$148,707	$133,200	$(281,907)	$102,920
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(123,334)	(7,519)	(151,054)	281,907	—
Amortization, depreciation and other	211	12,028	(2,537)	—	9,702
Deferred income taxes	(393)	—	—	—	(393)
Reserve for litigation	—	—	30,000	—	30,000
Increase (decrease) in cash due to:
Inventories	—	(362,552)	(3,585)	—	(366,137)
Residential mortgage loans available-for-sale	—	—	68,763	—	68,763
Other assets	(4,672)	17,984	(14,001)	—	(689)
Accounts payable and accrued liabilities	14,707	63,467	(2,391)	—	75,783
Income taxes	(38,275)	39,363	1,367	—	2,455

Net cash provided by (used in) operating activities	(48,836)	(88,522)	59,762	—	(77,596)

Cash flows from investing activities:
Change in FRF assets	—	—	(2,827)	—	(2,827)
Dividends received from subsidiaries	—	3,000	—	(3,000)	—
Investment in subsidiary	(100)	(479)	—	579	—
Advances to affiliates	(126,231)	2,852	(5,114)	128,493	—
Other, net	—	—	(1,015)	—	(1,015)

Net cash provided by (used in) investing activities	(126,331)	5,373	(8,956)	126,072	(3,842)

Cash flows from financing activities:
Payment of long-term debt and bonds	—	(601)	(14,000)	—	(14,601)
Proceeds from borrowings	213,678	—	—	—	213,678
Repayment of borrowings	—	(13,313)	(64,702)	—	(78,015)
Capital contributions from parent	—	—	579	(579)	—
Advances from affiliates	20,098	79,223	29,172	(128,493)	—
Issuance of common stock	12,657	—	—	—	12,657
Stock repurchases	(66,383)	—	—	—	(66,383)
Dividends paid	(4,933)	—	(3,000)	3,000	(4,933)
Other, net	—	—	(377)	—	(377)

Net cash provided by (used in) financing activities	175,117	65,309	(52,328)	(126,072)	62,026

Net decrease in cash and equivalents	(50)	(17,840)	(1,522)	—	(19,412)
Cash and equivalents at beginning of period	50	44,206	7,541	—	51,797

Cash and equivalents at end of period	$—	$26,366	$6,019	$—	$32,385

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($000’s omitted, except per share data)

Overview:

     A summary of the Company’s operating results by business segment for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Pre-tax income (loss):
Homebuilding operations	$144,542	$106,585	$318,461	$239,767
Financial Services operations	6,977	5,215	18,192	12,119
Corporate	(16,296)	(12,850)	(39,255)	(35,984)

Pre-tax income from continuing operations	135,223	98,950	297,398	215,902
Income taxes	(52,072)	(38,091)	(114,509)	(83,114)

Income from continuing operations	83,151	60,859	182,889	132,788
Loss from discontinued operations	(364)	(29,967)	(937)	(29,868)

Net income	$82,787	$30,892	$181,952	$102,920

Per share data — assuming dilution:
Income from continuing operations	$1.53	$1.47	$3.89	$3.16
Loss from discontinued operations	(.01)	(.73)	(.02)	(.71)

Net income	$1.52	$.74	$3.87	$2.45

     A comparison of pre-tax income (loss) for the three and nine month periods ended September 30, 2001 and 2000 is as follows:

•	Pre-tax income of the Company’s homebuilding business segment increased 36% and 33%, respectively, for the three and nine month periods due primarily to the improvement in Domestic Homebuilding operations where pre-tax income increased 39% and 35%, respectively. Domestic gross margins improved 140 and 170 basis points, respectively, and domestic unit selling price increased by approximately 10% for both periods. The Company’s acquisition of Del Webb Corporation (Del Webb) on July 31, 2001 provided a significant contribution as two months of its operations are included in 2001.

•	Pre-tax income of the Company’s financial services segment increased 34% and 50%, respectively, for the three and nine months ended September 30, 2001, reflecting increased capture rates, a favorable mortgage product mix and the inclusion of Del Webb’s mortgage operations.

•	Pre-tax loss of the Company’s corporate business segment increased $3,446 and $3,271, respectively, from the three and nine month periods ended September 30, 2000. The increase in pre-tax loss for the quarter reflects an increase of approximately $1,500 in the corporate net interest spread and an increase in other corporate expense, net, of approximately $1,900. Year-to-date results reflect an increase of approximately $1,600 in the corporate net interest spread and an increase in other corporate expenses, net, of approximately $1,600. Increases in the corporate net interest spread are due to increased borrowings as a result of the acquisition of Del Webb. Other corporate expenses, net, reflect an increase in compensation related expenditures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations:

     The Company’s Homebuilding segment consists of the following business lines:

•	Domestic Homebuilding operations are conducted in 44 markets, located throughout 26 states, offering a broad product line to meet the needs of the first-time, first and second move-up, and active adult home buyer.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico. Housing for middle-to-upper income consumer groups is available in Puerto Rico and Argentina. The Company has agreements in place with multi-national corporations to provide social interest housing in Mexico.

     The metropolitan Phoenix market accounted for 10% of the total Domestic Homebuilding unit net new orders and revenues; and 11% of unit settlements for the three month period ended September 30, 2001. No other individual market represented more than 10% of total Domestic Homebuilding net new orders, unit settlements or revenues during this period. No individual market represented 10% in any of the categories discussed for the nine month period ended September 30, 2001. The metropolitan Atlanta market accounted for 10% of the unit net new orders and unit settlements for the three and nine month periods ended September 30, 2000.

     Certain operating data relating to the Company’s joint ventures and homebuilding operations for the three and nine months ended September 30, 2001 and 2000, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Pulte/Pulte-affiliate homebuilding settlement revenues:
Domestic	$1,436,264	$1,035,744	$3,239,772	$2,765,983
International	48,402	42,238	145,909	116,477

Total Homebuilding	$1,484,666	$1,077,982	$3,385,681	$2,882,460

Pre-tax income (loss):
Domestic	$146,297	$105,015	$320,542	$236,917
International	(1,755)	1,570	(2,081)	2,850

Total Homebuilding	$144,542	$106,585	$318,461	$239,767

Pulte and Pulte-affiliate settlements — units:
Domestic	6,253	4,945	14,572	13,669
International:
Pulte	35	56	178	142
Pulte-affiliated entities	1,583	1,844	4,858	5,429

Total International	1,618	1,900	5,036	5,571

Total Pulte and Pulte-affiliate settlements — units	7,871	6,845	19,608	19,240

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations: (continued)

Domestic Homebuilding:

     The Domestic Homebuilding business line represents the Company’s core business. Operations are conducted in 44 markets, located throughout 26 states, and are organized as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

     The following table presents selected unit information for Pulte’s Domestic Homebuilding operations for the three and nine months ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Unit settlements:
Northeast	499	499	1,343	1,315
Southeast	2,009	1,808	5,369	5,421
Midwest	998	779	2,188	2,141
Central	1,008	978	2,510	2,438
West	1,739	881	3,162	2,354

	6,253	4,945	14,572	13,669

Net new orders — units:
Northeast	470	507	1,657	1,591
Southeast	2,331	1,825	6,818	6,305
Midwest	1,030	701	3,004	2,264
Central	1,095	895	3,363	2,887
West	4,308	864	6,025	2,867

	9,234	4,792	20,867	15,914

Net new orders — dollars	$2,228,000	$1,032,000	$4,705,000	$3,360,000

Unit backlog:
Northeast			1,124	1,116
Southeast			3,590	3,030
Midwest			1,723	1,115
Central			1,667	1,241
West			3,668	1,175

			11,772	7,677

Backlog at September 30 – dollars			$2,802,000	$1,774,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Unit settlements increased more than 1,300 units and 900 units, respectively for the quarter and nine month periods ended September 30, 2001, over the prior year. This increase is primarily a result of including Del Webb’s operations beginning in August 2001. The increases in net new orders are due to the incorporation of Del Webb’s operations, including an acquired backlog of 3,823 units which are a component of these totals. The inclusion of Del Webb’s operations also account for the increases in unit and dollar backlog as of September 30, 2001.

     The following table presents a summary of pre-tax income for Pulte’s Domestic Homebuilding operations for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Home sales (settlements)	$1,436,264	$1,035,744	$3,239,772	$2,765,983
Land sales	20,702	19,502	63,129	37,786
Home cost of sales	(1,148,247)	(842,010)	(2,587,942)	(2,256,364)
Land cost of sales	(16,774)	(10,910)	(45,796)	(23,580)
Selling, general and administrative expense	(131,475)	(91,704)	(317,273)	(260,468)
Interest†	(9,108)	(7,752)	(23,344)	(19,319)
Other income (expense), net	(5,065)	2,145	(8,004)	(7,121)

Pre-tax income	$146,297	$105,015	$320,542	$236,917

Average sales price	$230	$209	$222	$202

†	The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense when the related inventories are closed.

     Purchase accounting associated with the acquisition of Del Webb adversely impacted Homebuilding gross profit margins. Homebuilding gross profit margins were 20.1% (including the effect of purchase accounting) and 20.7% (excluding the effect of purchase accounting) for the three months ended September 30, 2001, compared to 18.7% in the prior year. For the nine month period ending September 30, 2001, homebuilding gross profit margins were 20.1% (including the effect of purchase accounting) and 20.4% (excluding the effect of purchase accounting), compared to 18.4% in the prior year. A higher average sales price, lower operating costs and lower material costs contributed to the increases in gross margin.

     Land sales increased over the prior year for both the three and nine month periods representing the Company’s land development core competency which includes development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of future land sales. The Company continues its efforts to rationalize certain existing land positions to ensure the most effective use of invested capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     As a percentage of total revenues, selling, general and administrative expenses increased 30 basis points for both the three and nine month periods ended September 30, 2001. The increase reflects higher startup costs associated with the opening of new communities, increased compensation related expenses and the inclusion of Del Webb. The increase in other expense for the quarter ended September 30, 2001, is primarily a result of the amortization of certain purchase accounting adjustments. Prior year data also included insurance settlement recoveries which did not occur during the third quarter of 2001. For the nine month period, other expense, net, increased slightly as the amortization of purchase accounting adjustments was offset by insurance recoveries earlier in the first six months of 2001.

     The average selling price for the three and nine month periods ended September 30, 2001, was $230 and $222, respectively, an increase from the average selling price of $209 and $202 in the comparable periods of the prior year. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period, as well as, the inclusion of Del Webb product which sells at higher prices.

     Pulte’s Domestic Homebuilding operations controlled approximately 120,400 and 69,900 lots for use in its homebuilding operations at September 30, 2001 and 2000, respectively. The increase reflects the inclusion of Del Webb lots acquired. Of the total lots controlled, approximately 87,700 and 41,700 lots were owned, and approximately 32,700 and 28,200 lots were controlled through option agreements at the end of each period. Domestic Homebuilding inventory at September 30, 2001, was approximately $3,908,400 of which $2,873,500 is related to land and land development. At September 30, 2000, inventory was approximately $2,014,600 of which $1,331,500 was related to land and land development. Included in other assets is approximately $274,000 in land held for disposition as of September 30, 2001 as compared to $92,000 at September 30, 2001.

International Homebuilding:

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina.

     Mexico International’s 100%-owned subsidiary, Pulte International-Mexico, Inc., conducts its operations primarily through five joint ventures located throughout Mexico. Its net investment in these joint ventures approximated $44,900 at September 30, 2001. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak-Pulte), is based in Cuidad Juarez. Condak-Pulte is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa and Matamoros, under agreements with Delphi Automotive Systems, Sony Magneticos de Mexico, S.A. de C.V., an affiliate of Sony Electronics, Inc. and Centro Comerciales Soriana, S.A. De C. V. As of September 30, 2001, International’s net investment in Condak-Pulte approximated $36,700.

     Desarrollos Residenciales Turisticos, S.A. de C.V., another of its joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Puebla, Queretaro, San Jose du Iturbide, San Juan del Rio and Zamora. At September 30, 2001, International’s net investment in this joint venture approximated $7,000.

     Puerto Rico Operations in Puerto Rico are primarily conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation. Desarrolladores Urbanos (Canovanas), S.E., its Puerto Rican joint venture is developing 121 acres located in Metropolitan San Juan. At September 30, 2001, its net investment in this joint venture approximated $3,900.

     Argentina Operations in Argentina are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary which recorded its first closings during the second quarter of 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for Pulte’s International Homebuilding operations for the three and nine month periods ended September 30, 2001 and 2000.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenues	$6,461	$5,718	$26,258	$13,060
Cost of sales	(5,652)	(5,146)	(22,906)	(11,765)
Selling, general and administrative expense	(3,687)	(1,394)	(8,941)	(3,899)
Other income, net	176	75	536	967
Equity in income of Mexico operations	947	2,317	2,972	4,487

Pre-tax income (loss)	$(1,755)	$1,570	$(2,081)	$2,850

Unit settlements:
Pulte	35	56	178	142
Pulte-affiliated entities	1,583	1,844	4,858	5,429

Total Pulte and Pulte-affiliates	1,618	1,900	5,036	5,571

     Increased revenues during 2001 are a result of increased settlements in Puerto Rico and the opening of operations in Argentina. These settlements were concentrated more in middle-market housing than in social interest housing which resulted in a higher average selling price per closing, increasing total revenues. The pre-tax losses for both the three and nine month periods ending September 30, 2001 were a result of decreased closings from the Mexican operations where changes in government lending practices slowed mortgage funding along with higher selling, general and administrative expense related to start-up costs in Argentina. It is anticipated that the rate of mortgage funding in Mexico will accelerate during the fourth quarter of 2001, which should increase the pace of closings over what was experienced during the first nine months of the year.

Financial Services Operations:

     The Company conducts its financial services operations principally through Pulte Mortgage Corporation (PMC), the Company’s mortgage banking subsidiary. Pre-tax income of the Company’s financial services operations for the three and nine month periods ended September 30, 2001, was $6,977 and $18,192, respectively compared to $5,215 and $12,119, respectively in the prior year. This growth is primarily a result of increased capture rates, a favorable mortgage product mix and the inclusion of Del Webb’s mortgage operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Financial Services Operations (continued):

     The following table presents mortgage origination data for the Company’s mortgage operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Total originations:
Loans	4,938	3,407	12,209	9,050

Principal	$768,500	$503,500	$1,871,300	$1,303,900

Originations for Pulte customers:
Loans	3,651	2,766	9,047	7,459

Principal	$560,800	$430,500	$1,396,100	$1,120,600

     Mortgage origination unit volume for the three and nine month periods ended September 30, 2001, increased 45% and 35%, respectively, from the comparable 2000 periods as the Company realized an increase in capture rate due to improved market penetration in those markets that the Company’s mortgage operations entered last year. Pulte’s capture rate for the quarter ended September 30, 2001 was 74% compared to 64% in the prior year and 73% and 61%, respectively, for the three and nine month periods then ended.

     Refinancings represented 10% of PMC’s total loan originations for the nine month period ended September 30, 2001, as compared to 2% of total loan originations for 2000. For the three and nine month periods ended September 30, 2001, pricing and marketing gains increased $5,035 and $13,684, respectively, due to higher production volume and a favorable production mix. Increased general and administrative expenses of $2,547 and $6,832 for the three and nine month periods, respectively, were primarily due to higher production and the integration of new markets which partially offset these pricing and marketing gains during 2001. At September 30, 2001, loan application backlog increased 52% to $1,086,000 as compared with $716,000 at September 30, 2000. Pulte continues to hedge its mortgage pipeline in the normal course of its business and there has been no change in PMC’s strategy or use of derivative financial instruments in this regard.

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

     The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the nine months ended September 30, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. The Company also did not recognize any gains or during 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At September 30, the Company expects to reclassify $827, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

     The following table presents corporate results of operations for the three and nine months ended September 30, 2001 and 2000:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Net interest expense	$9,937	$8,433	$23,620	$21,992
Other corporate expenses, net	6,359	4,417	15,635	13,992

Loss before income taxes	$16,296	$12,850	$39,255	$35,984

     Pre-tax loss of the Company’s corporate business segment increased $3,446 and $3,271, respectively, from the three and nine month periods ended September 30, 2000. The increase in pre-tax loss for the quarter primarily reflects an increase of approximately $1,500 in the corporate net interest spread and an increase in other corporate expenses, net of approximately $1,900. Year-to-date results reflect an increase of approximately $1,600 in both the corporate net interest spread and in other corporate expenses, net. Increases in the corporate net interest spread, which is net of interest capitalized into inventory, are attributed to a higher debt balance as a result of the Del Webb acquisition in addition to the issuance in August 2001 of $500,000 in Senior Notes, primarily for use in repaying certain indebtedness acquired in the Del Webb acquisition and other acquisition related expenses. Interest incurred for the three and nine months ended September 30, 2001, excluding interest incurred by the Company’s financial services operations, was approximately $37,500 and $73,000, respectively. Other corporate expenses, net, reflect increased compensation related expenditures.

     Information related to interest in inventory is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Interest in inventory at beginning of period	$30,189	$24,020	$24,202	$19,092
Interest capitalized	26,996	7,913	47,219	24,408
Interest expensed	(9,108)	(7,752)	(23,344)	(19,319)

Interest in inventory at end of period	$48,077	$24,181	$48,077	$24,181

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted, except per share data)

Liquidity and Capital Resources:

Continuing Operations:

     The Company’s net cash used in operating activities amounted to $418,915, reflecting increased income from continuing operations offset by an increase in the use of operating funds as compared with the same period last year. This increase in the use of operating funds is primarily attributable to increases in inventory levels resulting from land purchases. Net cash provided by investing activities was $6,915 for the nine months ended September 30, 2001 as cash acquired in the acquisition of Del Webb was greater than the cash paid. Net cash provided by financing activities was $287,769 in 2001, as compared to $62,026 in 2000, which primarily reflects the Company’s issuance of $500,000 Senior Notes in August 2001 partially offset by the repayment of Del Webb’s revolving credit facility and a portion of their outstanding senior subordinated debentures.

     The Company finances its land acquisition, development and construction activities from internally generated funds and existing credit agreements. In July 2001, the Company expanded its revolving credit facilities to a total of $560,000 as allowed under the credit agreements, in contemplation of its acquisition of Del Webb Corporation. The Company had $61,500 of borrowings under its $560,000 unsecured revolving credit facilities at September 30, 2001. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at September 30, 2001, amounted to $500,000. There were approximately $277,000 of borrowings outstanding under the PMC arrangement at September 30, 2001. Mortgage loans originated by PMC are subsequently sold to outside investors. The Company anticipates that there will be adequate mortgage financing available for purchasers of its homes.

     At September 30, 2001, the Company had cash and equivalents of $59,754 and total long-term indebtedness of $1,894,878. Long-term indebtedness includes $1,882,775 of unsecured senior notes and other Pulte limited recourse debt of $12,103. The Company also had other non-recourse short-term notes payable of $77,352 and First Heights advances of $760.

     The Company’s income tax liabilities are affected by a number of factors. Management anticipates that the Company’s effective tax rate for 2001 will be between 38% and 39%.

     In August 2001, the Company sold in a private placement pursuant to Rule 144A under the Securities Act, $500,000 of 7 7/8% Senior Notes due in 2011. In the fourth quarter of 2001, the Company anticipates filing an S-4 Registration Statement with the Securities and Exchange Commission, offering to exchange the original unregistered Notes for registered Notes. Net proceeds received from the sale were used to repay certain indebtedness acquired in the Del Webb transaction, to pay certain expenses associated with that transaction and for general corporate purposes.

     Sources of the Company’s working capital at September 30, 2001, include its cash and equivalents and its $560,000 unsecured revolving credit facilities. The Company routinely monitors current operational requirements and financial market conditions to evaluate the utilization of available financing sources, including securities offerings. The Company anticipates the filing of a universal shelf registration statement with the Securities and Exchange Commission during 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
($000’s omitted)

Liquidity and Capital Resources (continued):

Discontinued Operations:

     The Company’s remaining investment in First Heights at September 30, 2001 approximated $30,900. The Company’s thrift assets are subject to regulatory restrictions and a court order and thus are not available for general corporate purposes. The final liquidation of the Company’s thrift operations is dependent on the final resolution of outstanding matters with the Federal Deposit Insurance Corporation (FDIC), manager of the FSLIC Resolution Fund. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, the Company settled its litigation with the FDIC and, as part of the settlement, the Company agreed to pay to the FDIC $41,500 and all obligations under the LAN and the FRF notes have been extinguished.

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

Acquisition of Del Webb Corporation

     On July 31, 2001, the Company acquired Del Webb Corporation as discussed in Note 6 to the Notes to Condensed Consolidated Financial Statements. Under the terms of Del Webb’s senior subordinated debentures, the Company was required, under the applicable indentures as a result of the change in control, to offer to purchase four series of its senior subordinated debentures. As of September 30, 2001, the Company had repurchased, through tender offers and open-market purchases, $96,265 of these debentures. The Company also repurchased Del Webb’s $100,000, 93/4%, due 2003, senior subordinated debentures during the third quarter. In addition, as of July 31, 2001, the Company paid off and cancelled Del Webb’s revolving credit facility which had a balance of approximately $300,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

     The Company is subject to interest rate risk on its long term debt. The Company seeks to minimize its interest rate exposure by using variable rate financing; however, the Company runs the risk of interest rate declines with respect to its fixed rate long term corporate debt instruments. The following table sets forth, as of September 30, 2001, the Company’s long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ($000’s omitted):

								Fair
								Value
	2001	2002	2003	2004	2005	Thereafter	Total	9/30/2001

Rate sensitive liabilities:
Fixed interest rate debt:
Pulte Homes, Inc. public debt instruments	$—	$—	$275,000	$112,000	$125,000	$1,353,735	$1,865,735	$1,896,997
Average interest rate	—	—	8.59%	8.38%	7.30%	8.55%	8.46%	—
Pulte Home Corporation other limited-recourse debt	$895	$2,419	$3,600	$3,000	$2,189	$—	$12,103	$12,103
Average interest rate	5.70%	5.54%	8.67%	9.00%	9.00%	—	7.97%	—

Qualitative disclosure:

     This information is set forth on pages 26 and 27 of Part II, of Item 7A., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, and is incorporated herein by reference.

Forward-Looking Statements:

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3., “Quantitative and Qualitative Disclosures About Market Risk,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including:

•	the Company’s exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, and general competitive factors, that may cause actual results to differ materially; and

•	its ability to integrate the recently acquired business operations of Del Webb Corporation, including Del Webb Corporation’s activities, management and corporate culture, with its own, and its ability to develop and manage active adult communities which differ from the Company’s historical homebuilding business.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 4, Notes to Condensed Consolidated Financial Statements, which is contained in Part I, Item 1, of this Quarterly Report on Form 10-Q and which is incorporated by reference into this response.

Item 4. Submission of Matters to a Vote of Security Holders

     The following matter was voted upon at a special meeting of the shareholders of Pulte Homes, Inc. held on July 27, 2001, and received the votes set forth below:

     Proposal to issue Pulte common shares in exchange for Del Webb common stock in connection with the merger and upon exercise of Del Webb options which remain outstanding after completion of the merger.

Shares Voted For	35,544,709

Shares Voted Against	444,138

Shares Abstaining	368,307

Shares Withholding Authority to Vote	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

(4) (a)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.7 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(b)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.8 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(c)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., The Bank of New York and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.13 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(a)	Exhibits (continued)

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

(4) (d)	Credit Agreement dated as of August 31, 2000, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent, and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.18 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(e)	First Amendment dated February 16, 2001, to Credit Agreement as of August 31, 2000, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent, and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.19 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(f)	Second Amendment dated July 30, 2001, to Credit Agreement as of August 31, 2000, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent, and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.20 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(g)	Intercreditor and Subordination Agreement dated as of July 31, 2001, among Asset Seven Corp., each subsidiary of Pulte Homes, Inc., that from time to time executes an Intercreditor Joinder Agreement, Bank of America, N. A., as administrative agent for the Five Year Lenders, Citicorp Real Estate, Inc., as administrative agent for the Bridge Lenders, and Bank One Trust Company, National Association, as trustee for the Noteholders	Filed as Exhibit 4.21 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(h)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Salomon Smith Barney, Inc., as the Initial Purchaser Representative	Filed as Exhibit 4.23 to the Registrant’s Statement on Form S-4 (Registration Statement No. 33-70786)

(10) (a)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors	Filed as Exhibit 4.3 to the Registrant’s Statement on Form S-8 (Registration Statement No. 33-66286)

(b)	Pulte Corporation 2000 Incentive Plan for Key Employees	Filed as Exhibit 4.3 to the Registrant’s Statement on Form S-8 (Registration Statement No. 33-66284)

(a)	Exhibits (continued)

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

(23)(a)	Consent of Ernst & Young LLP	Filed as Exhibit 23.2 to the Registrant’s
Statement on Form S-4 (Registration
Statement No. 33-70786)

(b)	Consent of KPMG LLP	Filed as Exhibit 23.3 to the Registrant’s
Statement on Form S-4 (Registration
Statement No. 33-70786)

(b)	Report on Form 8-K

On August 31, 2001, the Company filed a Current Report on Form 8-K which included a press release dated August 29, 2001, wherein it announced that its subsidiary, Del Webb Corporation had given notice if its change of control for four series of Del Webb’s Senior Subordinated Debentures.

On August 31, 2001, the Company filed a Current Report on Form 8-K which included a press release dated August 29, 2001, wherein it announced that summary judgment was awarded in the Company’s favor in the breach of contract litigation brought by the Company against the United States Government in connection with the First Heights Bank.

On October 31, 2001, the Company filed a Current Report on Form 8-K which included the audited financial statements of Del Webb Corporation for the fiscal year ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC

Roger A. Cregg
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: November 13, 2001