Form 10-K
period 2001-12-31
PULTE HOMES INC/MI/
filed 2002-03-08
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
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

Registrant’s telephone number, including area code: (248) 647-2750
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 2002: $2,568,284,622
Number of shares of common stock outstanding as of February 28, 2002: 60,342,644

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTE HOMES, INC.

Item		Page
No.		No.

	Part I
1	Business	3
2	Properties	9
3	Legal Proceedings	10
4	Submission of Matters to a Vote of Security Holders	11
4A	Executive Officers of the Registrant	12
	Part II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	13
6	Selected Financial Data	13
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
7A	Quantitative and Qualitative Disclosures About Market Risk	27
8	Financial Statements and Supplementary Data	29
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
	Part III
10	Directors and Executive Officers of the Registrant	65
11	Executive Compensation	65
12	Security Ownership of Certain Beneficial Owners and Management	65
13	Certain Relationships and Related Transactions	65
	Part IV
14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65
Signatures		70

PART I

ITEM 1. BUSINESS

Pulte Homes, Inc.

     Pulte Homes, Inc. (“Pulte” or the “Company”) is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Our assets consist principally of the capital stock of our subsidiaries, cash and investments. Our income primarily consists of dividends from our subsidiaries and interest on investments. Our direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation and other subsidiaries which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (see Note 4 of Notes to Consolidated Financial Statements). We also have a mortgage banking company, Pulte Mortgage Corporation (PMC), which is a subsidiary of PHC.

     We have three reportable business segments: Homebuilding, Financial Services and Corporate. The Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, our core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land primarily for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

     The Financial Services segment consists principally of mortgage banking operations conducted through PMC and its subsidiaries.

     Corporate is a non-operating business segment whose primary purpose is to support the operations of our subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the necessary administrative functions to support Pulte as a publicly traded entity.

     Financial information, including revenue, pre-tax income and identifiable assets of each of our business segments is included in Note 2 of Notes to Consolidated Financial Statements.

Homebuilding Operations

	Years Ended December 31,
	($000's omitted)

	2001	2000	1999	1998	1997

Pulte/Pulte-affiliate Homebuilding settlement revenues:
Domestic	$5,145,526	$4,083,816	$3,713,332	$2,883,612	$2,461,706
International	215,790	175,957	127,310	64,590	41,196

Total Homebuilding	$5,361,316	$4,259,773	$3,840,642	$2,948,202	$2,502,902

Pulte/Pulte-affiliate settlements — units:
Domestic:
Pulte	22,915	19,799	19,569	16,051	15,068
Pulte-affiliated entity	—	—	279	460	—

Total Domestic	22,915	19,799	19,848	16,511	15,068

International:
Pulte	221	264	262	166	254
Pulte-affiliated entities	7,258	7,718	6,512	3,682	1,651

Total International	7,479	7,982	6,774	3,848	1,905

Total Pulte/Pulte-affiliate settlements — units	30,394	27,781	26,622	20,359	16,973

     Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding

     We build a wide variety of homes, including detached units, townhouses, condominium apartments and duplexes, with varying prices, models, options and lot sizes, all sold for use as principal residences. Since 1990, we have more than quadrupled our annual unit closings, unit orders and unit backlog levels. Including 2001 sales of nearly 23,000 homes, we have closed nearly 300,000 homes since our inception.

     On July 31, 2001, we merged with Del Webb Corporation in a tax-free stock-for-stock transaction. Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001, was 3,682 units valued at approximately $994 million. This merger expands and supports our leadership position. In particular, we believe the merger will strengthen our position among active adult homebuyers, enhance our overall land position, provide operational savings from economies of scale while enhancing purchasing leverage, and enhance our overall competitive position. In accordance with our operational strategy, we will continue to evaluate available strategic acquisition opportunities that coincide with our long-range goals.

     As of December 31, 2001, our Domestic Homebuilding operations offered homes for sale in 440 communities at sales prices ranging from $75,000 to $1,200,000. Sales prices of homes currently offered for sale in 76% of our communities fall within the range of $150,000 to $450,000 with a 2001 average unit selling price of $225,000. Sales of single-family detached homes, as a percentage of total unit sales, were 82% in 2001 and 2000 and 79% in 1999, respectively. Our Domestic Homebuilding operations are geographically diverse to better insulate us from demand changes in individual markets. As of December 31, 2001, our Domestic Homebuilding business operated in 43 markets spanning 25 states.

Homebuilding Operations (continued)

International Homebuilding

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and social interest housing in Mexico and Puerto Rico. Housing for middle-to-upper income consumers is available in Puerto Rico and Argentina. We have agreements in place with multi-national corporations to provide social interest housing in Mexico.

     Mexico    International’s 100%-owned subsidiary, Pulte International Mexico, Inc., conducts its operations primarily through five joint ventures located throughout Mexico. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak-Pulte), is based in Cuidad Juarez. Condak-Pulte is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa, Saltillo and Matamoros, under agreements with Delphi Automotive Systems, Gigante, S.A. de C.V. and Centro Comerciales Soriana, S.A. De C. V.

     Desarrollos Residenciales Turisticos, S.A. de C.V. (DRT), another joint venture in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Celaya, Leon, Puebla, Queretaro, San Jose du Iturbide and San Juan del Rio.

     Effective January 1, 2002, Pulte International reorganized its structure within Mexico to create a single company, Pulte Mexico, which ranks as one of the largest builders in the country. The new operating structure will facilitate growth, enable operating leverage and improve efficiencies through standardized systems and procedures. The new company, which combines several entities, including Condak-Pulte and DRT, will be consolidated into our financial statements.

     Puerto Rico    Operations in Puerto Rico are primarily conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation. Desarrolladores Urbanos (Canovanas), S.E., its Puerto Rican joint venture, is developing 121 acres located in Metropolitan San Juan.

     Argentina    Operations in Argentina are conducted through Pulte S.R.L., International’s 100%-owned Argentine subsidiary which recorded its first closings during the second quarter of 2001.

Land Acquisition and Development

     Locations for development of homebuilding communities are selected after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Factors considered include proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We have historically managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 months from the date of opening a community, except in the case of certain active-adult developments and our Del Webb operations for which the completion of housing unit sales require a longer time period. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by subcontractors and local government authorities which construct sewer and water systems in some areas. At December 31, 2001, we owned approximately 82,400 lots and had approximately 35,000 lots under option.

Sales and Marketing

     We are dedicated to improving the quality and value of our domestic homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer profiles. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group.

Homebuilding Operations (continued)

Sales and Marketing (continued)

     To meet the demands of our various domestic customers, we have established a solid design expertise for a wide array of product lines. We believe that we are an innovator in the design of our homes and we view design capacity as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades and interior options and features. A strategy in certain markets is to offer “the complete house” in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a selection of flooring and carpet, which the buyer chooses.

     Typically, our own domestic sales teams, together with outside sales brokers, are responsible for managing the customer through the sales process. We have been committed to industry-leading customer service through a variety of quality initiatives, including the customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the superintendent; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. We have great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through our mortgage company. We also enjoy strong sales to the move-up buyer and, in certain markets, offer semi-custom homes in higher price ranges.

     In 2001, J.D. Power and Associates recognized our Colorado, Charlotte, Las Vegas and Southern California markets for ranking the highest in their markets in customer satisfaction in the J.D. Power and Associates 2001 New Home Builder Customer Satisfaction StudySM. The survey of ten U.S. markets noted customer service and home readiness as the two factors that most heavily influenced the customer’s overall level of satisfaction. We finished third or better in seven of the ten markets surveyed. Building on this quality foundation is our brand development program with our “Three I’s on Quality” platform. Developing the Pulte Homes brand and leveraging the strength of the “DiVosta,” “Del Webb” and “Sun City” names not only distinguishes our communities from the competition, but it also earns a price premium in the marketplace, reduces overall customer acquisition costs and can result in additional sales.

     In addition, our Homeowner for Life™ strategy and philosophy has increased our business from those who have previously owned a Pulte home or been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. In 2001, we saw an increase to 36 percent of these repeat/referral buyers. That represents almost $2 billion in revenues in 2001. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. Customers are also obtained through referrals from other Pulte customers. In addition, our website, www.pulte.com, enables users to search for their home, obtain details regarding the local schools, services and other features, examine mortgage options using an online calculator, learn more about us and communicate directly with us. Over three million potential customers have visited www.pulte.com since January 1, 2000.

     As a result of the merger with Del Webb, we are better able to address the needs of active adults, the fastest growing homebuying segment. With destination communities offering highly amenitized products, such as golf courses, recreational centers and educational classes, the active adult buyer has many options to maintain an active lifestyle.

     Our international sales and marketing efforts focus on the identification of regions throughout Mexico, Puerto Rico and Argentina which are experiencing population and industrial growth. In Mexico and Puerto Rico, the demand for affordable and social interest housing is strong. In Mexico, Condak-Pulte has entered into three separate agreements to construct affordable social interest housing with Delphi Automotive Systems, Gigante, S. A. de C.V. and Centrol Comerciales Soriana, S. A. de C.V. In Puerto Rico, the strongest customer demand is for single-family detached homes, but affordable alternative product offerings include two story attached units (townhomes) and three-story condominium units with exterior stairs (walk-ups). The Argentine market offers low levels of competition and a very large residential market in Buenos Aires.

Homebuilding Operations (continued)

Construction

     The construction process for our domestic homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by subcontractors under contracts which, in many instances, cover both labor and materials on a fixed-price basis. We believe that Pulte Preferred Partnerships (P3), an extension of our quality assurance program, continues to establish new standards for contractor relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

     We maintain efficient construction operations by using standard materials and components from a variety of sources and, when possible, by building on contiguous lots. To minimize the effects of changes in construction costs, the subcontracting and purchasing of building supplies and materials are generally negotiated at or near the time when related sales contracts are signed. In addition, we utilize the leverage our size affords by actively negotiating our materials needs on a national or regional basis to minimize component production cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors and the production schedule through various strategic business partnerships and e-business initiatives.

     Housing in Mexico and Puerto Rico consists primarily of reinforced poured concrete, concrete and ceramic block and/or brick construction with flat roofs and public water, electric and sanitary system connections. Our Argentine housing product is designed and constructed in a similar fashion to our domestic product but is customized for local preferences. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or subcontractors under contracts, which in many cases, include both labor and materials.

     We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

Competition and Other Factors

     Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of our market areas, there are numerous homebuilders with which we compete. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design and quality of our homes as well as location. The housing industry is cyclical and is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, our business and operations could be affected by unanticipated shifts in demand for new homes.

     Our operations are subject to building, environmental and other regulations of various federal, state, local and foreign governing authorities. For our homes to qualify for Federal Housing Administration (FHA) or Veterans Administration (VA) mortgages, we must satisfy valuation standards and site, material and construction requirements of those agencies. Our compliance with federal, state, local and foreign laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

Financial Services Operations

     Our financial services operations are conducted by our mortgage banking and other financial subsidiaries, including Pulte Mortgage Corporation and Del Webb Mortgage Corporation.

Mortgage Banking

     Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our domestic homebuyers, but also services the general public. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by FNMA and FHLMC.

     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a mortgage operations center (MOC) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at a mortgage application center (MAC) in Denver. Our sales representatives, who are the mortgage customers’ main contact, forward the loan applications to a MAC loan counselor who calls the customer to complete the loan application and then forwards it to the MOC for processing. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers.

     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.

     During the years ended December 31, 2001, 2000 and 1999, we originated mortgage loans for 60%, 56% and 55%, respectively, of the homes we sold. Such originations represented 79%, 83% and 79%, respectively, of our originations.

     We sell our servicing rights on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, usually three to four months after the loan is originated, which substantially reduces impairment issues with respect to the fair value of these reported assets.

     The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to both our customers and to the general public. In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA and FHLMC. The Internet is also an important resource for homebuyers in obtaining financing as a number of companies provide online approval for their customers. These Internet-based mortgage companies may also be considered competitors.

Discontinued Operations

     During the first quarter of 1994, we adopted a plan of disposal for First Heights and announced our strategy to exit the thrift industry and increase our focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994.

     Although in 1994, we expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) notes, thereby precluding us from completing the disposal in accordance with our original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN was collateralized by the FRF notes. The LAN and FRF notes matured in September 1998; however, payment of these obligations was withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 10 of Notes to Consolidated Financial Statements, the Company settled its litigation with the FDIC in October 2001, and as part of that settlement all obligations under the LAN and FRF notes were extinguished.

Financial Services Operations (continued)

Discontinued Operations (continued)

     First Heights no longer holds any deposits, nor does it maintain an investment portfolio. First Heights’ day-to-day activities are principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts, (e.g., checking and savings accounts) or making loans. Accordingly, such operations are presented as discontinued.

Corporate

     Corporate is a non-operating segment that is comprised of the Company and PDCI, both of which are holding companies. The primary purpose of Corporate is to support the operations of our subsidiaries as the internal source of financing, and to develop and implement strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional domestic and international opportunities as well as the development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded company listed on the New York Stock Exchange.

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

     At December 31, 2001, we employed approximately 9,400 persons. Our employees are not represented by any union. Subcontracted work, however, may be performed by union subcontractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable division or subsidiary. Our corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 7 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management act in an advisory capacity in the employment of subsidiary officers. We consider our employee and subcontractor relations to be satisfactory.

ITEM 2. PROPERTIES

     Our homebuilding and corporate headquarters are located at 33 Bloomfield Hills Parkway, Suite 200, Bloomfield Hills, Michigan 48304, where 34,559 square feet of office space is leased. We also lease 21,612 square feet of office space at 165 Kirts Boulevard, Troy, Michigan 48084 for certain centralized business support services. We own 148,727 square feet of office space at 6001 North 24th Street, Phoenix, Arizona 85016 for use by our Del Webb operations and for certain corporate and business services. Pulte Mortgage Corporation’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112. At this location, approximately 60,000 square feet of office space is leased. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations. First Heights’ administrative office is located in 918 square feet of leased space at 2010 North Loop West, Suite 220, Houston, Texas 77018.

     Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various litigation incidental to our continuing business operations. We believe that none of this litigation will have a material adverse impact on our results of operations, our financial position or our cash flows.

First Heights-related litigation

     We were a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the “District Court Case”) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against the Company, PDCI and First Heights (collectively, the “Pulte Parties”). The second lawsuit (the “Court of Federal Claims Case”) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC was obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC.

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

     On March 5, 1999, the United States District Court (the Court), entered a “Final Judgment” against First Heights and PDCI resolving by summary judgment in favor of the FDIC most of the FDIC’s claims against the Pulte Parties. The Final Judgment required PDCI and First Heights to pay the FDIC monetary damages totaling approximately $221.3 million, including interest but excluding costs (such as attorneys fees) to be determined in the future by the District Court and post-judgment interest. However, the FDIC acknowledged that it had already paid itself or withheld from assistance its obligation to pay to First Heights approximately $105 million, excluding interest thereon. We believed that we were entitled to a credit or actual payment of such amount plus interest. The Final Judgment did not address this issue. We disagreed with the District Court’s rulings and appealed the decision to the Sixth Circuit Court of Appeals.

     On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. Although the Sixth Circuit opinion left certain significant issues to be resolved through further Court proceedings, based upon its reading of the Sixth Circuit opinion, we determined that an after-tax charge of $30 million to Discontinued Operations was appropriate in 2000.

     In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the “Settlement”), the Pulte Parties agreed to pay to the FDIC $41.5 million, and the FDIC was permitted to retain all amounts previously withheld from First Heights including the FRF notes (see Note 4 of Notes to Consolidated Financial Statements). In addition, the First Heights Assistance Agreement was terminated, except certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. We do not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

ITEM 3. LEGAL PROCEEDINGS (continued)

First Heights-related litigation (continued)

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

     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Company for breach of contract by enacting Section 13224 of OBRA. The Court will now proceed to determine the amount of damages to which the Pulte Parties are entitled. While it is unclear at this time what amount the Court will award, the Pulte Parties are currently seeking approximately $80 million in after tax damages for the United States government’s breach of contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers as of December 31, 2001.

			Year Became
Name	Age	Position	An Officer

William J. Pulte	69	Chairman of the Board	1956
Mark J. O’Brien	58	President and Chief Executive Officer	1997
Roger A. Cregg	45	Senior Vice President and Chief Financial Officer	1997
Michael A. O’Brien	49	Senior Vice President — Corporate Development	1993
John R. Stoller	53	Senior Vice President, General Counsel and Secretary	1990
Vincent J. Frees	51	Vice President and Controller	1995
Gregory M. Nelson	46	Vice President and Assistant Secretary	1993
Bruce E. Robinson	40	Vice President and Treasurer	1998

     The following is a brief account of the business experience of each officer during the past five years through December 31, 2001:

     Mr. Pulte was appointed Chairman of the Board in December 2001. He has also served as Chairman of the Executive Committee of the Board of Directors since January 1999. Prior to that date, he served as Chairman of the Board since January 1991.

     Mr. Mark O’Brien was appointed Chief Executive Officer in December 2001. He was appointed President in December 1998. Prior to that date, he served as Executive Vice President and Chief Operating Officer since August 1997 and had served in various capacities with our subsidiaries since 1980, most notably as President of Pulte Homes East, an operating unit of Pulte.

     Mr. Cregg was appointed Senior Vice President in December 1997 and was named Chief Financial Officer effective January 31, 1998. Before joining the Company, Mr. Cregg was Executive Vice President and Chief Financial Officer of Zenith Electronics Corporation since 1996.

     Mr. Michael O’Brien became Senior Vice President in December 1994.

     Mr. Stoller was appointed Senior Vice President in September 1999. Prior to that date, he served as Vice President and General Counsel since October 1990.

     Mr. Frees has been Vice President and Controller since May 1995.

     Mr. Nelson has been Vice President since August 1993.

     Mr. Robinson was appointed Treasurer in July 1998 and was named Vice President and Treasurer effective January 20, 1999. Mr. Robinson has served in various capacities with the Company since 1988 and held the position of Director of Research and Analysis prior to becoming Treasurer.

     There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed on the New York Stock Exchange (Symbol: PHM). The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2001			2000

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$42.63	$32.62	$.04	$21.13	$15.69	$.04
2nd Quarter	49.57	37.56	.04	23.38	20.44	.04
3rd Quarter	48.01	27.00	.04	34.25	20.31	.04
4th Quarter	45.94	30.28	.04	43.75	28.06	.04

     At December 31, 2001, there were 1,684 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000's omitted)

	2001(a)	2000	1999	1998	1997

OPERATING DATA:
Homebuilding:
Revenues	$5,309,829	$4,195,675	$3,711,196	$2,837,710	$2,508,507

Income before income taxes	$520,908	$392,383	$316,561	$173,346	$106,178	(b)

Financial services:
Revenues	$69,881	$47,443	$49,873	$43,678	$34,038

Income before income taxes	$28,331	$19,009	$20,828	$15,194	$5,014	(c)

Corporate:
Revenues	$2,210	$633	$2,748	$12,692	$10,782

Loss before income taxes	$(57,452)	$(56,296)	$(50,984)	$(22,726)	$(30,217	)(d)

Consolidated results:
Revenues	$5,381,920	$4,243,751	$3,763,817	$2,894,080	$2,553,327

Income from continuing operations before income taxes	$491,787	$355,096	$286,405	$165,814	$80,975	(e)
Income taxes	189,362	136,712	108,118	64,666	31,175

Income from continuing operations	302,425	218,384	178,287	101,148	49,800
Income (loss) from discontinued operations	(1,032)	(29,871)	(122)	1.035	2,961

Net income	$301,393	$188,513	$178,165	$102,183	$52,761

(a)	Includes Del Webb’s operations since July 31, 2001.

(b)	Includes restructuring charge of $14,800.

(c)	Includes restructuring charge of $2,100.

(d)	Includes restructuring charge of $3,100.

(e)	Includes restructuring charge of $20,000.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Years Ended December 31,

	2001	2000	1999	1998	1997

PER SHARE DATA
Earnings per share — basic:
Income from continuing operations	$6.16	$5.29	$4.12	$2.35	$1.14	(a)
Income (loss) from discontinued operations	(.02)	(.73)	—	.03	.07

Net income	$6.14	$4.56	$4.12	$2.38	$1.21	(a)

Weighted-average common shares outstanding (000’s omitted)	49,098	41,310	43,246	42,984	43,510

Earnings per share — assuming dilution:
Income from continuing operations	$6.01	$5.18	$4.07	$2.30	$1.13	(a)
Income (loss) from discontinued operations	(.02)	(.71)	—	.03	.07

Net income	$5.99	$4.47	$4.07	$2.33	$1.20	(a)

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	50,323	42,146	43,823	43,884	43,908

Shareholders’ equity	$38.43	$30.32	$25.27	$21.35	$19.10

Cash dividends declared	$.16	$.16	$.16	$.15	$.12

(a)	Earnings per share amounts include $ .28 per share attributable to one-time restructuring charge, net of income taxes.

	December 31,
	($000's omitted)

	2001	2000	1999	1998	1997

BALANCE SHEET DATA:
House and land inventories	$3,833,763	$1,896,856	$1,822,060	$1,462,235	$1,141,952
Total assets	5,690,564	2,886,483	2,487,351	2,262,561	2,060,436
Total long-term indebtedness	1,737,869	677,602	525,965	570,114	584,313
Shareholders’ equity	2,276,665	1,247,931	1,093,319	921,442	812,837

	Years Ended December 31,

	2001	2000	1999	1998	1997

OTHER DATA:
Domestic Homebuilding operations:
Total markets, at year-end	43	41	41	41	40
Total active communities, at year-end	440	396	388	403	398
Total settlements — units	22,915	19,799	19,569	16,051	15,068
Total net new orders — units	26,116	19,844	19,367	18,193	15,226
Backlog units, at year-end	8,678	5,477	5,432	5,415	3,507
Average unit selling price	$225,000	$206,000	$187,000	$174,000	$162,000
Gross profit margin %	20.0%	18.8%	17.8%	16.1%	14.9%
Pulte and Pulte-affiliate settlements — units:
Domestic	22,915	19,799	19,848	16,511	15,068
International	7,479	7,982	6,774	3,848	1,905

Total Pulte and Pulte-affiliate settlements — units	30,394	27,781	26,622	20,359	16,973

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     A summary of our operating results by business segment for the years ended December 31, 2001, 2000 and 1999 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,

	2001	2000	1999

Pre-tax income (loss):
Homebuilding operations	$520,908	$392,383	$316,561
Financial Services operations	28,331	19,009	20,828
Corporate	(57,452)	(56,296)	(50,984)

Income from continuing operations before income taxes	491,787	355,096	286,405
Income taxes	189,362	136,712	108,118

Income from continuing operations	302,425	218,384	178,287
Loss from discontinued operations	(1,032)	(29,871)	(122)

Net income	$301,393	$188,513	$178,165

Per share data — assuming dilution:
Income from continuing operations	$6.01	$5.18	$4.07
Loss from discontinued operations	(.02)	(.71)	—

Net income	$5.99	$4.47	$4.07

     A comparison of pre-tax income (loss), for the years ended December 31, 2001, 2000 and 1999 is as follows:

•	Pre-tax income of our homebuilding business segment increased 33% in 2001 and 24% in 2000. Results in 2001 reflect a 9% increase in average selling price to $225,000 and a 120 basis point improvement in gross margin to 20%. Our 2001 results also reflect five months of the acquired operations of Del Webb Corporation as this merger was completed on July 31, 2001 (please see Note 3 of Notes to Consolidated Financial Statements). Compared to 1999, our 2000 results primarily reflect a 10% increase in domestic average selling price to $206,000 and a 100 basis point improvement in gross margins.

•	Pre-tax income of $28,331,000 for our financial services business segment represents an increase of 49% over 2000 due to increased loan originations and secondary marketing gains resulting from a favorable interest rate environment. Del Webb’s mortgage operations also contributed to this increase. Pre-tax income decreased 9% in 2000 from 1999 to $19,009,000. Pre-tax income for 2000 was impacted by competitive market conditions due to higher interest rates early in the year, which reduced profitability. Results for 1999 also reflect a net gain of approximately $1,700,000 in connection with the sale of the mortgage-backed securities by Pulte Financial Companies, Inc., one of our subsidiaries.

•	Pre-tax loss of our corporate business segment increased $1,156,000 in 2001 from $56,296,000 in 2000 as an increase in net interest expense, primarily due to the inclusion of Del Webb’s debt, was partially offset by lower Corporate expenditures. In 2000, our pre-tax loss increased $5,312,000 from $50,984,000 in 1999 reflecting an increase in net interest expense.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations:

     Our homebuilding operations are organized into two distinct business units: Domestic and International.

•	Domestic Homebuilding operations are conducted in 43 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers, and social interest housing in Mexico and Puerto Rico. Housing for middle-to-upper income consumer groups is also available in Puerto Rico and Argentina. We have agreements in place with multi-national corporations to provide social interest housing in Mexico.

     Certain operating data relating to our homebuilding operations and our joint ventures are as follows ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Pulte/Pulte-affiliate homebuilding settlement revenues:
Domestic	$5,145,526	$4,083,816	$3,713,332
International	215,790	175,957	127,310

Total Homebuilding	$5,361,316	$4,259,773	$3,840,642

Pulte/Pulte-affiliate settlements — units:
Domestic:
Pulte	22,915	19,799	19,569
Pulte-affiliated entity	—	—	279

Total Domestic	22,915	19,799	19,848

International:
Pulte	221	264	262
Pulte-affiliated entities	7,258	7,718	6,512

Total International	7,479	7,982	6,774

Total Pulte/Pulte-affiliate settlements — units	30,394	27,781	26,622

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding business unit represents our core business. Operations are conducted in 43 markets, located throughout 25 states, and are organized into five groups as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee
Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio
Central:	Colorado, Texas
West:	Arizona, California, Nevada

     The metropolitan Atlanta market accounted for 10% of the total unit settlements in 2000. No other individual market represented more than 10% of total Domestic Homebuilding net new orders, unit settlements or revenues during the three years ended December 31, 2001.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Years Ended December 31,

	2001	2000	1999

Unit settlements:
Northeast	2,014	2,000	2,486
Southeast	8,126	7,820	7,607
Midwest	3,288	2,903	3,044
Central	3,982	3,622	3,337
West	5,505	3,454	3,095

	22,915	19,799	19,569

Net new orders — units:
Northeast	2,035	1,970	2,511
Southeast	8,544	7,815	7,920
Midwest	3,756	2,818	3,166
Central	4,071	3,644	2,956
West	7,710	3,597	2,814

	26,116	19,844	19,367

Net new orders — dollars ($000’s omitted)	$5,926,000	$4,211,000	$3,784,000

Backlog at December 31 - units:
Northeast	831	810	840
Southeast	2,559	2,141	2,146
Midwest	1,375	907	992
Central	903	814	792
West	3,010	805	662

	8,678	5,477	5,432

Backlog at December 31 - dollars ($000’s omitted)	$2,118,000	$1,307,000	$1,180,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Net new orders increased for the thirteenth consecutive year to an all-time record of 26,116 units in 2001, a 32% increase over 2000 order levels. This increase is primarily due to the inclusion of Del Webb’s operations, which contributed 5,968 units, including an acquired backlog of 3,823 units. Order growth in the Central and West groups offset by softer performance in the Northeast and Midwest groups contributed to a 2% increase in 2000 orders over 1999 levels.

     Unit settlements in 2001 also hit a record-setting high, to 22,915 units with the majority of the increase due to the inclusion of Del Webb’s operations, which contributed 2,797 units. Unit settlement activity in 2000 increased 1% over 1999 levels reflecting strong performance in the Southeast, Central and West groups offset by a decline in the Northeast. The average home sales price increased from $187,000 in 1999 to $206,000 in 2000 and to $225,000 in the current year. Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. 2001 benefited from increased product prices, improved product mix and the inclusion of Del Webb product offerings, which had an average selling price of $264,000.

     Ending backlog, which represents orders for homes that have not yet closed, jumped 58% to 8,678 homes, including 3,171 Del Webb units, while the dollar value was up 62% to $2.1 billion at December 31, 2001. Unit backlog at December 31, 2000, was slightly higher than that noted at the end of 1999 while the dollar value was up 11%. Overall, strong demand supported by a favorable interest rate environment and the addition of Del Webb’s operations drove increased order activity and record levels of backlog.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Home sale revenue (settlements)	$5,145,526	$4,083,816	$3,655,775
Land sale revenue	129,134	84,700	33,480
Home cost of sales	(4,118,442)	(3,315,106)	(3,003,504)
Land cost of sales	(97,941)	(56,250)	(25,697)
Selling, general and administrative expenses	(482,128)	(365,704)	(314,463)
Interest†	(36,006)	(28,019)	(25,187)
Other expense, net	(16,851)	(14,403)	(9,381)

	$523,292	$389,034	$311,023

Average sales price	$225	$206	$187

†	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Gross profit margins in 2001 increased 120 basis points over 2000 to 20.0%, including the effect of purchase accounting associated with the Del Webb merger. Excluding the effect of purchase accounting, gross margins in 2001 would have been 20.2%. Gross profit margins in 2000 increased to 18.8%, up 100 basis points over 1999. Factors that contributed to this favorable trend include strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities and effective production and inventory management.

     Land sales increased over each of the prior three years representing our land development core competency which includes development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of future land sales. We continue to rationalize certain existing land positions to ensure the most effective use of invested capital.

     For the year ended December 31, 2001, selling, general and administrative expenses (SG&A), as a percentage of home settlement revenues, increased 42 basis points to 9.37% after increasing 35 basis points to 8.95% in 2000. Higher startup costs for new communities, increased compensation related costs, local market advertising expenses and the inclusion of Del Webb’s operations are the primary reasons for the increase in 2001. The increase in 2000 reflects higher sales and marketing expenses, and startup costs associated with the opening of new communities.

     Other expense, net increased to $16,851,000 in 2001 as a result of increased land inventory valuation reserves for certain land positions and amortization of tradenames and trademarks acquired in the merger with Del Webb. The increase from 1999 to 2000 represents an increase in various market level non-operational expenditures.

     Our Domestic Homebuilding operations controlled approximately 116,000 and 74,900 lots, of which approximately 81,200 and 40,800 lots were owned, and approximately 34,800 and 34,100 lots were controlled through option agreements at December 31, 2001 and 2000, respectively. Domestic Homebuilding inventory at December 31, 2001, was approximately $3.7 billion of which $2.8 billion is related to land and land development. At December 31, 2000, inventory was approximately $1.8 billion of which $1.3 billion was related to land and land development. Included in other assets is approximately $223.5 million in land held for disposition as of December 31, 2001, as compared to $88.3 million in the prior year.

International Homebuilding:

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina.

     Mexico    International’s 100%-owned subsidiary, Pulte International-Mexico, Inc., conducts its operations primarily through five joint ventures located throughout Mexico. Its net investment in these joint ventures approximated $47.7 million at December 31, 2001. The largest of these ventures, Condak-Pulte S. De R.L. De C.V. (Condak-Pulte), is based in Cuidad Juarez. Condak-Pulte is currently developing communities in Juarez, Chihuahua, Nuevo Laredo, Monterrey, Reynosa, Saltillo and Matamoros, under agreements with Delphi Automotive Systems, Gigante, S.A. de C.V. and Centro Comerciales Soriana, S.A. De C. V. As of December 31, 2001, International’s net investment in Condak-Pulte approximated $38.9 million.

     Desarrollos Residenciales Turisticos, S.A. de C.V., another of its joint ventures in Mexico, is constructing primarily social interest housing in Central Mexico. Current development plans for this venture include housing projects in the Bajio region surrounding Mexico City, targeting the cities of Celaya, Leon, Puebla, Queretaro, San Jose du Iturbide and San Juan del Rio. At December 31, 2001, International’s net investment in this joint venture approximated $7.2 million.

     Effective January 1, 2002, Pulte International reorganized its structure within Mexico to create a single company, Pulte Mexico, which ranks as one of the largest builders in the country. The new operating structure will facilitate growth, enable operating leverage and improve efficiencies through standardized systems and procedures. The new company, which combines several entities, including Condak-Pulte and DRT, will be consolidated into our financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

International Homebuilding (continued):

     Puerto Rico    Operations in Puerto Rico are primarily conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation. Desarrolladores Urbanos (Canovanas), S.E., its Puerto Rican joint venture, is developing 121 acres located in Metropolitan San Juan. At December 31, 2001, its net investment in this joint venture approximated $3.8 million.

     Argentina    Operations in Argentina are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary which recorded its first closings during the second quarter of 2001.

     The following table presents selected financial data for Pulte’s International Homebuilding operations for the years ended December 31, 2001, 2000 and 1999 ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Revenues	$35,169	$27,159	$21,941
Cost of sales	(30,937)	(24,611)	(20,337)
Selling, general and administrative expense	(11,820)	(5,621)	(4,588)
Other income, net	66	967	2,522
Equity in income of Mexico operations	5,138	5,455	6,000

Pre-tax income (loss)	$(2,384)	$3,349	$5,538

Unit settlements:
Pulte	221	264	262
Pulte-affiliated entities	7,258	7,718	6,512

	7,479	7,982	6,774

     Increased revenues in 2001 are due to the opening of operations in Argentina and a higher average selling price for our Puerto Rican operations. The higher average selling price in Puerto Rico, which results from concentrating more in middle-market housing than in social interest housing, was offset by a decrease in closings from 264 in 2000 to 176 in 2001. Increased revenues in 2000 from 1999 are also attributable to this shift in focus. Results in 1999 benefited from a $2,400,000 land sale gain. SG&A expense increased $6,199,000 in 2001 as a result of the start-up of the Argentine operations. The Argentine operations recorded a $463,000 foreign currency transaction loss in 2001 as a result of the Argentine government’s decision to de-link the valuation of the Argentine peso from the U. S. dollar. We also recorded a foreign currency translation loss of $14,110,000, net of income taxes of $8,833,000, as a component of other comprehensive income in 2001. It is unclear at this time how the Argentine financial and currency markets will be affected in 2002. It is also unclear how the current economic situation may affect customer homebuying attitudes and the homebuilding business in general.

     In 2001, the Mexican operations were affected by changes in government lending practices, which slowed mortgage funding, resulting in lower closings than in 2000. It is anticipated that the rate of mortgage funding in Mexico will accelerate in 2002, which should increase the pace of closings over what was experienced in 2001. Our Mexican joint venture operations recorded 7,718 closings in 2000, representing a 19% increase over comparable 1999 results. Our share of pre-tax income of $5,455,000 for 2000 for the Mexican joint ventures was slightly lower than the $6,000,000 recorded in 1999 as earnings in 1999 included currency gains of $1,702,000 versus currency losses of $78,000 for 2000. Currency losses in Mexico amounted to $378,000 in 2001. Eliminating the impact of the currency gains and losses, operating income for our Mexican operations increased by approximately 29% in 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Operations:

     We conduct our financial services operations principally through Pulte Mortgage Corporation (PMC), our mortgage banking subsidiary and during 1999, through Pulte Financial Companies, Inc. (PFCI). Pre-tax income of our financial services operations is as follows ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Pre-tax income:
Mortgage banking	$28,331	$19,009	$19,017
Financing activities	—	—	1,811

Pre-tax income	$28,331	$19,009	$20,828

Mortgage Banking:

	Years Ended December 31,

	2001	2000	1999

Total originations:
Loans	19,018	13,415	13,728

Principal	$2,937,100	$1,957,300	$1,908,200

Originations for Pulte customers:
Loans	13,786	11,109	10,858

Principal	$2,131,000	$1,697,600	$1,558,400

     We sell our servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually three to four months, we do not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. We also originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans to outside investors.

     Mortgage origination principal volume for the year ended December 31, 2001, increased 50% over 2000, which benefited from an increase in the capture rate of 400 basis points to 60%, an increased average loan size and the inclusion of Del Webb’s mortgage operations, which accounted for approximately 13% of the increase. Origination unit volume increased 42% due to the same factors. Mortgage origination principal volume in 2000 increased 3% over 1999, due to increases in year-to-date unit sales and higher average selling prices realized in our Domestic Homebuilding operations. However, the number of loans for 2000 was down 2% from 1999 levels due to competitive market conditions and rising mortgage interest rates during the last six months of 1999 and first three quarters of 2000. Our home buying customers continue to account for the majority of total loan production, representing 79% of total PMC unit production for 2001, compared with 83% in 2000 and 79% in 1999. Refinancings represented 10% of total loan production in 2001, compared with 2% in 2000 and 4% during 1999. At December 31, 2001, loan application backlog increased 54% to $827 million as compared to $536 million and $499 million at December 31, 2000 and 1999, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Operations (continued):

Mortgage Banking (continued):

     Pre-tax income for the year ended December 31, 2001, increased 49% to $28.3 million, due to increases in volume, capture rate and secondary marketing gains. The addition of Del Webb’s mortgage operations for the last five months of 2001 contributed approximately 8% of this increase. Pricing and marketing gains increased $17.4 million, or 71%, from the same period in 2000, primarily due to a consistent drop in interest rates throughout 2001. As compared with 2000, net interest income increased $3.1 million to $5.0 million during 2001 due to increased production and a steeper yield curve as a result of the drop in interest rates during 2001. Offsetting these gains was an increase in SG&A expenses of $10 million as a result of increased headcount and other related costs due to the increase in volume during 2001.

     Pre-tax income for the year ended December 31, 2000, was unchanged from 1999, as increases in origination fees and other income were offset by decreases in pricing and marketing gains and net interest income. During 2000, origination fees increased $1.6 million, or 23%, over the prior year due primarily to an increase in brokered loans. Pricing and marketing gains decreased $3.6 million, or 13%, from the same period in 1999, primarily due to competitive market conditions for much of 2000. As compared with 1999, net interest income decreased 17% to $1.8 million during 2000 as a result of a drop in funded production and a higher cost of funds due to a new warehouse line that became effective March 31, 2000. During 2000, we recognized increased equity income from our minority interest in a Mexican mortgage banking company, and also recognized income from mortgage reinsurance operations.

     Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Financial Accounting Standards Board Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2001, we did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. We also did not recognize any gains or losses during 2001, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2001, we expect to reclassify $592,000, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

Financing Activities:

     Our secured financing operations, which were conducted by a limited-purpose subsidiary of PFCI, ceased operations during 1999. During the first quarter of 1999, we recognized a net gain of approximately $1.7 million in connection with the sale of its remaining mortgage-backed securities portfolio.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate:

     Corporate is a non-operating business segment whose primary purpose is to support the operations of our subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity. As a result, the corporate segment’s operating results will vary from year to year as these strategic initiatives evolve.

     The following table presents this segment’s results of operations ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Net interest expense	$34,261	$28,987	$22,824
Other corporate expenses, net	23,191	27,309	28,160

Loss before income taxes	$57,452	$56,296	$50,984

     An increase in net interest expense offset by a decrease in other corporate expenses, net, resulted in a 2% increase in the net loss for the Corporate segment. The increase in the corporate net interest spread, which is net of interest capitalized into inventory, is attributable to a higher debt balance as a result of the Del Webb merger and the issuance in February 2001 of $200 million and in August 2001 of $500 million in Senior Notes, primarily for use in repaying certain indebtedness acquired from Del Webb (see “Del Webb Merger”). The decrease in other corporate expenses, net in 2001 is primarily due to the effect of the write-down of a commercial land position in 2000. The increase in 2000 of the pre-tax loss to $56.3 million was primarily a result of an increase in net interest expense. Increases in net interest expense were attributed to higher average use of our unsecured revolving credit facility in addition to the April 2000 issuance of $175 million Senior Notes. Interest incurred for the years ended December 31, 2001, 2000, and 1999, excluding interest incurred by our financial services operations, was approximately $116.9, $62.8 and $49.5 million, respectively.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Interest is amortized to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at December 31, 2001, increased primarily as a result of higher levels of indebtedness and the addition of the Del Webb properties, which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,

	2001	2000	1999

Interest in inventory at beginning of year	$24,202	$19,092	$16,356
Interest capitalized	80,399	33,129	27,923
Interest expensed	(36,006)	(28,019)	(25,187)

Interest in inventory at end of year	$68,595	$24,202	$19,092

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources:

Continuing Operations:

     Our net cash used in operating activities for the year ended December 31, 2001, was $418,796,000 as higher net income was offset by increases in inventory and residential mortgage loans available-for-sale over 2000 and the resolution of the First Heights litigation. Net cash provided by investing activities in 2001 increased primarily due to the net cash acquired from Del Webb. Net cash provided by financing activities in 2001 was $297,131,000 as proceeds from the issuance of Senior Notes of $200 million and $500 million, and increased borrowings under the revolving credit arrangements, were offset by the repayment of debt acquired from Del Webb (see “Del Webb Merger”).

     Net cash provided by operating activities for the year ended December 31, 2000, amounted to $23,322,000. Increases in inventory, other assets, accounts payable and accrued liabilities during 2000 were less than during 1999, and were offset by a larger increase in residential mortgage loans available-for-sale. Net cash used in investing activities was $5,185,000 for 2000. The effects of PFCI’s sale of the underlying collateral of its mortgage-backed securities portfolio and the purchase of BRE’s interest in the net assets of our active adult joint venture are reflected in 1999. Net cash provided by financing activities for the year ended December 31, 2000, was $114,051,000, as compared to a use of cash of $87,642,000 in 1999. These increased cash flows primarily reflect our issuance of $175 million Senior Notes in April 2000 and issuance of common stock pursuant to our employee stock option plans, offset by stock repurchases.

     We finance homebuilding land acquisition, development and construction activities from internally generated funds and existing credit agreements. We had $110 million outstanding under our $560 million unsecured revolving credit facilities at December 31, 2001. PMC provides mortgage financing for many of our home sales and uses its own funds and borrowings made available through various committed and uncommitted credit arrangements which, at December 31, 2001, amounted to $450 million, an amount deemed adequate to cover foreseeable needs. There were approximately $410 million of borrowings outstanding under the PMC arrangements at December 31, 2001. Mortgage loans originated by PMC are subsequently sold. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In February 2001, we sold $200 million of 8 1/8% Senior Notes, due 2011 from an active $500 million shelf registration. The net proceeds from the sale of the Senior Notes were used to repay short-term borrowings under our revolving bank credit arrangements and for general corporate purposes.

     In August 2001, we sold in a private placement, $500 million of 7 7/8% Senior Notes due in 2011 and subsequently filed an S-4 Registration Statement with the Securities and Exchange Commission, in December 2001. Net proceeds received from the sale were used to repay certain indebtedness acquired in the Del Webb transaction, to pay certain expenses associated with that transaction and for general corporate purposes.

     Our income tax liabilities are affected by a number of factors. In 2001, our effective tax rate was 38.50% compared to 38.50% in 2000 and 37.75% in 1999. Our lower effective income tax rate in 1999 resulted from a lower effective state tax rate and the favorable resolution of various state income tax matters. We anticipate that our effective tax rate for 2002 will be approximately 39%.

     At December 31, 2001, we had cash and equivalents of $72.1 million and total long-term indebtedness of $1.7 billion. Our total long-term indebtedness includes $1.4 billion of unsecured Senior Notes, $368.6 million of unsecured Senior Subordinated Notes, other limited recourse debt of $15 million and other non-recourse short-term notes payable of $60.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued):

Continuing Operations (continued):

     The following table summarizes our payments under contractual obligations as of December 31, 2001:

	Payments Due by Period
	($000's omitted)

	Total	2002	2003-2004	2005-2006	After 2006

Contractual obligations:
Guarantor short-term borrowings	$110,000	$110,000	$—	$—	$—
Non-guarantor short-term borrowings	413,675	413,675	—	—	—
Long-term indebtedness	1,737,869	3,147	395,606	198,339	1,140,777
Operating leases	102,423	30,505	33,618	17,673	20,627

Total contractual obligations	$2,363,967	$557,327	$429,224	$216,012	$1,161,404

     The following table summarizes our other commercial commitments as of December 31, 2001:

	Amount of Commitment Expiration by Period
	($000's omitted)

	Total	2002	2003-2004	2005-2006	After 2006

Other commercial commitments:
Guarantor revolving credit facilities	$560,000	$—	$—	$560,000	$—
Non-guarantor revolving credit facilities	450,000	225,000	225,000	—	—
Standby letters of credit	125,617	107,841	16,825	951	—

Total commercial commitments	$1,135,617	$332,841	$241,825	$560,951	$—

     Standby letters of credit and performance bonds are used to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related project. If the obligations related to the project are ongoing, annual extensions are granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $775 million at December 31, 2001, are typically outstanding over a period that approximates 3-5 years.

     In the normal course of business, we acquire rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. These rights, which may be cancelled at our discretion, may extend over several years and are typically secured by small deposits. Further, these rights are frequently extended or renegotiated to better match the needs of our homebuilding operations. The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $1.1 billion at December 31, 2001, which represented approximately 35,000 lots. In addition, there were approximately 25,000 lots valued at $644 million under option at December 31, 2001, pending approval, that are under review and evaluation for future use by our homebuilding operations.

     Sources of our working capital at December 31, 2001, include our cash and equivalents, our $560 million committed unsecured revolving credit facilities and PMC’s $450 million revolving credit facilities. Our debt-to-total capitalization, excluding our non-guarantor asset secured borrowings, was 44.8% as of December 31, 2001. We expect to manage our debt-to-total capitalization to the 40% level by the end of 2002. It is our intent to exercise, over time, the early call provisions of the Senior Subordinated Notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financial sources, including securities offerings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued):

Del Webb Merger:

     On July 31, 2001, we merged with Del Webb Corporation as discussed in Note 3 to the Notes to Consolidated Financial Statements. At closing, we paid off and cancelled Del Webb’s revolving credit facility, which had a balance outstanding of approximately $300 million at closing. Under the terms of Del Webb’s $100 million, 9 3/4%, due 2003, Senior Subordinated Notes, we exercised our option to redeem the entire bond issuance at par during the third quarter of 2001. Under the terms of Del Webb’s other Senior Subordinated Notes, we were required, as a result of the change in control, to offer to purchase four series of its Senior Subordinated Notes. As of December 31, 2001, we had repurchased, through tender offers and open-market purchases, $127 million of these Notes. Under the terms of Del Webb’s $150 million 9 3/4%, due 2008, Senior Subordinated Notes, we exercised our optional right to redeem the remaining outstanding balance of $122 million at the price stipulated in the indenture by placing with the trustee as of December 31, 2001, sufficient proceeds to satisfy a January 15, 2002, final payoff.

Inflation:

     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass our customers any increases in our costs through increased sales prices. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Critical Accounting Policies:

     The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Inventory valuation:

     Our finished inventories are stated at the lower of accumulated cost or net realizable value. Included in inventories are all direct development costs. We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities. This period increased in 2001 due to the addition of the Del Webb properties, which have a longer life cycle. Inventories under development or held for development are stated at accumulated cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

     Sold units are expensed on a specific identification basis or on a relative sales value basis as cost of sales. Under the specific identification basis, units are assigned an average cost by project based on actual costs-to-date plus the estimated cost of completion. Units costed using the relative sales value basis are assigned cost based on the sales value of the unit in relation to the total estimated sales value of the project.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued):

Goodwill and Intangible Assets:

     Goodwill and intangible assets are reviewed by management for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill and other intangible assets totaled $467 million at the end of 2001, which represented 8% of total assets. The majority of these assets resulted from the acquisition of Del Webb in 2001. Del Webb has a long history of operating success and profitability, has well recognized brand names and holds a significant position in the active adult market which should continue in the future. The integration of Del Webb should enable the combined businesses to accelerate the pace of land absorptions, enhance the visibility of the “Del Webb” and “Sun City” brand names and obtain the synergies of enhanced purchasing leverage, complementary product offerings and combined operations in the future. Changes in strategy and/or market conditions could impact these judgments and require adjustments to recorded asset balances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our long-term debt to the extent long-term rates decline. The following tables set forth, as of December 31, 2001 and 2000, our long-term debt obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2001 for the
	Years ended December 31,

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Pulte Homes, Inc., public debt instruments	$—	$275,000	$112,000	$125,000	$69,810	$1,130,887	$1,712,697	$1,744,726
Average interest rate	—	8.59%	8.38%	7.30%	9.00%	8.37%	8.36%	—
Pulte Home Corporation, other non-recourse debt	$3,147	$6,100	$3,000	$2,758	$—	$—	$15,005	$15,005
Average interest rate	4.48%	7.78%	9.00%	9.00%			7.56%

	As of December 31, 2000 for the
	Years ended December 31,

						There-		Fair
	2001	2002	2003	2004	2005	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Pulte Homes, Inc., public debt instruments	$—	$—	$275,000	$112,000	$125,000	$150,000	$662,000	$635,855
Average interest rate	—	—	8.59%	8.38%	7.30%	7.63%	8.09%	—
Pulte Diversified Companies, Inc., unsecured promissory note	$7,000	—	—	—	—	—	$7,000	$7,000
Average interest rate	8.00%	—	—	—	—	—	8.00%	—
Pulte Home Corporation, other non-recourse debt	$10,878	$428	—	—	—	—	$11,306	$11,306
Average interest rate	7.51%	3.00%	—	—	—	—	7.34%	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

     PMC, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed upon terms (i.e., commits to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2001 and 2000, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

     We minimize interest rate risk by (i) financing the loans via a variable rate borrowing agreement tied to the Federal Funds rate and (ii) hedging our loan commitments and closed loans through derivative financial instruments with off-balance sheet risk. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.

     Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.

     Our aggregate net equity investment in Mexico approximated $61.1 million at December 31, 2001. This investment, which is exposed to foreign currency exchange risk, could devalue by as much as $10 million in 2002, assuming a hypothetical 18% annualized devaluation of the Mexican peso against the U.S. dollar during 2002.

     Our aggregate net investment in Argentina approximated $20.1 million at December 31, 2001. This investment is exposed to foreign currency exchange risk. It is unclear at this time how the Argentine financial and currency markets will be affected in 2002 as a result of the Argentine government’s decision to de-link the valuation of the Argentine peso from the U. S. dollar. It is therefore unclear what effect this may have on the continuing value of our investment in Argentina.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including:

•	our exposure to certain market risks, changes in economic conditions, tax and interest rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, government regulations and environmental matters, as well as, general competitive factors, that may cause actual results to differ materially; and

•	our ability to integrate the recently acquired business operations of Del Webb Corporation, including Del Webb’s activities, management and corporate culture, with our own, and our ability to develop and manage large-scale active adult communities which differ from our historical homebuilding business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
($000’s omitted, except share data)

ASSETS

	2001	2000

Cash and equivalents	$72,144	$183,985
Unfunded settlements	69,631	83,147
House inventory	875,690	545,767
Land inventory	2,958,073	1,351,089
Residential mortgage loans available-for-sale	431,735	259,239
Goodwill	307,693	30,449
Intangible assets, net of accumulated amortization of $3,396 in 2001	159,604	—
Other assets	772,687	376,235
Deferred income taxes	67,019	56,572

	$5,714,276	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $119,229 and $111,211 in 2001 and 2000, respectively	$333,845	$220,916
Accrued liabilities	806,852	487,262
Unsecured short-term borrowings	110,000	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	413,675	242,603
Income taxes	35,370	10,169
Subordinated Notes and Senior Notes	1,737,869	677,602

Total liabilities	3,437,611	1,638,552

Shareholders’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued — Common stock, $.01 par value; 100,000,000 shares authorized, 59,249,233 and 41,566,960 shares issued and outstanding in 2001 and 2000, respectively	592	416
Additional paid-in capital	862,881	109,593
Unearned compensation	(3,859)	—
Accumulated other comprehensive income (loss), net of income taxes of ($8,418) and $59 in 2001 and 2000, respectively	(13,969)	185
Retained earnings	1,431,020	1,137,737

Total shareholders’ equity	2,276,665	1,247,931

	$5,714,276	$2,886,483

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2001, 2000 and 1999
(000’s omitted, except per share data)

	2001	2000	1999

Revenues:
Homebuilding	$5,309,829	$4,195,675	$3,711,196
Financial services	69,881	47,443	49,873
Corporate	2,210	633	2,748

Total revenues	5,381,920	4,243,751	3,763,817

Expenses:
Homebuilding, principally cost of sales	4,794,059	3,808,747	3,401,451
Financial services, principally interest	41,550	28,434	29,045
Corporate, net	59,662	56,929	53,732

Total expenses	4,895,271	3,894,110	3,484,228

Other income:
Equity in income of Pulte-affiliates	5,138	5,455	6,816

Income from continuing operations before income taxes	491,787	355,096	286,405
Income taxes	189,362	136,712	108,118

Income from continuing operations	302,425	218,384	178,287
Loss from discontinued operations	(1,032)	(29,871)	(122)

Net income	$301,393	$188,513	$178,165

Per share data:
Basic:
Income from continuing operations	$6.16	$5.29	$4.12
Loss from discontinued operations	(.02)	(.73)	—

Net income	$6.14	$4.56	$4.12

Assuming dilution:
Income from continuing operations	$6.01	$5.18	$4.07
Loss from discontinued operations	(.02)	(.71)	—

Net income	$5.99	$4.47	$4.07

Cash dividends declared	$.16	$.16	$.16

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	49,098	41,310	43,246
Assuming dilution:
Effect of dilutive securities — stock options	1,225	836	577

Adjusted weighted-average common shares and effect of dilutive securities	50,323	42,146	43,823

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2001, 2000 and 1999
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total

Shareholders’ Equity, December 31, 1998	$432	$75,051	$—	$1,130	$844,829	$921,442
Stock option exercise, including tax benefit of $374	1	2,019	—	—	—	2,020
Cash dividends declared — $.16 per share	—	—	—	—	(6,919)	(6,919)
Comprehensive income:
Net income	—	—	—	—	178,165	178,165
Change in unrealized gains on securities available-for-sale, net of income taxes of ($722)	—	—	—	(1,130)	—	(1,130)
Foreign currency translation adjustments, net of income taxes of $52	—	—	—	(259)	—	(259)

Total comprehensive income						176,776

Shareholders’ Equity, December 31, 1999	433	77,070	—	(259)	1,016,075	1,093,319
Stock option exercise, including tax benefit of $9,837	16	38,605	—	—	—	38,621
Cash dividends declared — $.16 per share	—	—	—	—	(6,583)	(6,583)
Stock repurchases	(33)	(6,082)	—	—	(60,268)	(66,383)
Comprehensive income:
Net income	—	—	—	—	188,513	188,513
Foreign currency translation adjustments, net of income taxes of $7	—	—	—	444	—	444

Total comprehensive income						188,957

Shareholders’ Equity, December 31, 2000	416	109,593	—	185	1,137,737	1,247,931
Common stock issued and stock options exchanged in merger	168	729,219	—	—	—	729,387
Stock option exercise, including tax benefit of $4,982	7	18,512	—	—	—	18,519
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	1,699	—	—	1,699
Cash dividends declared — $.16 per share	—	—	—	—	(8,110)	(8,110)
Comprehensive income:
Net income	—	—	—	—	301,393	301,393
Change in fair value of derivatives, net of income taxes of $371	—	—	—	592	—	592
Foreign currency translation adjustments, net of income taxes of ($8,445)	—	—	—	(14,746)	—	(14,746)

Total comprehensive income						287,239

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2001, 2000 and 1999
($000’s omitted)

	2001	2000	1999

Cash flows from operating activities:
Net income	$301,393	$188,513	$178,165
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization, depreciation and other	32,876	14,230	13,497
Deferred income taxes	(8,176)	652	23,161
Gain on sale of securities	—	—	(1,664)
Increase (decrease) in cash, excluding effects of acquired entities, due to:
Inventories	(648,266)	(210,025)	(258,196)
Residential mortgage loans available-for-sale	(157,124)	(41,177)	16,912
Other assets	10,808	(14,141)	(60,559)
Accounts payable and accrued liabilities	5,022	77,034	101,245
Income taxes	44,671	8,236	2,552

Net cash provided by (used in) operating activities	(418,796)	23,322	15,113

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	27,886
Principal payments on mortgage-backed securities	—	—	1,490
Increase in covered assets and FRF receivables	(2,877)	(3,862)	—
Cash paid for acquisitions, net of cash acquired	11,644	—	(24,714)
Other, net	1,057	(1,323)	(5,665)

Net cash provided by (used in) investing activities	9,824	(5,185)	(1,003)

Cash flows from financing activities:
Payment of long-term debt and bonds	(363,391)	(19,969)	(50,480)
Proceeds from borrowings	980,507	209,930	18,717
Repayment of borrowings	(325,714)	(32,161)	(49,989)
Issuance of common stock	13,537	28,784	1,646
Stock repurchases	—	(66,383)	—
Dividends paid	(8,110)	(6,583)	(6,919)
Other, net	302	433	(617)

Net cash provided by (used in) financing activities	297,131	114,051	(87,642)

Net increase (decrease) in cash and equivalents	(111,841)	132,188	(73,532)
Cash and equivalents at beginning of year	183,985	51,797	125,329

Cash and equivalents at end of year	$72,144	$183,985	$51,797

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Issuance of common stock and exchange of stock options in merger	$729,387	$—	$—

Cash paid during the year for:
Interest, net of amount capitalized	$31,364	$29,579	$26,225

Income taxes	$137,684	$115,352	$63,685

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Homes, Inc. (the “Company” or “Pulte”), and all of its direct subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation (Del Webb) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 4). The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

Certain amounts related to land sales previously reported in the 2000 financial statements and notes thereto were reclassified to conform to the 2001 presentation.

Significant accounting policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and equivalents

For purposes of the Consolidated Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents.

Stock based compensation

The Company grants stock options to key employees for a fixed number of shares with an exercise price not less than the fair value of the shares at the date of grant. The Company accounts for the stock option grants in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recognized because all stock options granted have exercise prices equal to the market value of the Company’s stock on the date of the grant. The pro forma disclosures required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” are included in Note 7.

Foreign investments

The Company has investments in Mexico, Puerto Rico and Argentina. Gains and losses resulting from the change in foreign exchange rates are recognized in accordance with SFAS No. 52, “Foreign Currency Translation.” The Company recorded losses of $841,000 and $78,000 for the years ended December 31, 2001 and 2000, respectively. The Company recorded a $1,702,000 gain on foreign currency transactions for the year ended December 31, 1999.

The Company’s investments primarily include the Mexican homebuilding joint ventures of Condak-Pulte S. De R.L. De C.V. and Desarrollos Residenciales Turisticos, S.A. de C.V., the net investments of which comprise $38.9 million and $7.2 million, respectively, at December 31, 2001. The Company recorded equity income of $5,138,000, $5,455,000 and $6,000,000 related to its Mexican homebuilding operations in 2001, 2000 and 1999, respectively. To support homebuilding activities in Mexico, the Company also has a minority ownership interest (approximately 21.9%) in a Mexican mortgage banking company, the balance of which approximated $13.4 million at December 31, 2001. The Company’s aggregate net equity investment in the Mexican joint ventures is approximately $61.1 million as of December 31, 2001.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Income per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the denominator) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options, warrants and convertible securities. Any options that have an exercise price greater than the average market price are excluded from the diluted income per share calculation. For the years ended December 31, 2001, 2000 and 1999, 1,795,500, 873,000 and 2,623,000, respectively, of the outstanding stock options were excluded from this calculation.

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

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2001. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Advertising cost

The Company expenses advertising costs as incurred. For the years ended December 31, 2001, 2000 and 1999, the Company incurred advertising costs of approximately $56,835,000, $40,440,000 and $31,800,000, respectively.

Employee benefits

The Company maintains two defined contribution plans that cover substantially all of the Company’s employees. Company contributions to the plans are expensed as paid. The total Company contributions pursuant to the plans were approximately $3,800,000, $2,300,000 and $2,100,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Other Comprehensive Income

The accumulated balances related to each component of other comprehensive income are as follows ($000’s omitted):

	December 31,

	2001	2000

Foreign currency translation adjustments, net of income taxes of ($8,386) in 2001 and $59 in 2000	$(14,561)	$185
Change in fair value of derivatives, net of income taxes of $371 in 2001	592	—

	$(13,969)	$185

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Intangible assets

Intangible assets, which consist of goodwill and certain trademarks and tradenames, are routinely reviewed for impairment indicators or when events and circumstances warrant. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles are evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Trademarks and tradenames are amortized on a straight-line basis over a 20 year life.

Derivative instruments and hedging activities

Financial Accounting Standards Board Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires companies to recognize all of their derivative instruments as either assets or liabilities at fair value in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. The cumulative effect recognized in adopting this statement was not material to the Company in 2001. For the year ended December 31, 2001, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company did not recognize any gains or losses during 2001 for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2001, the Company expects to reclassify $592,000, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

Effective January 1, 2002, the Company will apply the nonamortization provisions of SFAS No. 142 related to the goodwill existing at June 30, 2001, which is expected to result in an increase in net income of approximately $4 million ($0.07 per diluted share) per year. As required by SFAS No. 142, the goodwill recorded as a result of the July 2001 merger with Del Webb (Note 3) has not been amortized. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

Inventories

Finished inventories are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis or on a relative sales value basis as cost of sales. Included in inventories are all direct costs specifically identifiable to its development. The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense over a period that approximates the average life cycle of its communities. The Company capitalized interest in the amount of $80,399,000, $33,129,000 and $27,923,000, and expensed to homebuilding interest expense $36,006,000, $28,019,000 and $25,187,000 in 2001, 2000 and 1999, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Financial Services

Mortgage servicing rights

The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually three to four months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. The Company could be required to repurchase loans found to be defective. Reserves for such future repurchases or indemnifications are reflected in accounts payable and accrued liabilities. During 2001, 2000 and 1999, total servicing rights recognized were $41,614,000, $33,048,000 and $38,290,000, respectively.

Residential mortgage loans available-for-sale

Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $1,827,000 and $1,119,000 at December 31, 2001 and 2000, respectively.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,

	2001	2000	1999

Revenues:
Homebuilding	$5,309,829	$4,195,675	$3,711,196
Financial Services	69,881	47,443	49,873
Corporate	2,210	633	2,748

Total revenues	5,381,920	4,243,751	3,763,817

Cost of sales:
Homebuilding	4,247,320	3,395,967	3,049,538

Selling, general and administrative:
Homebuilding	493,948	371,325	319,051
Financial Services	32,471	20,906	21,391
Corporate	15,443	12,372	12,682

Total selling, general and administrative	541,862	404,603	353,124

Interest:
Homebuilding	36,006	28,019	25,187
Financial Services	9,079	7,478	7,404
Corporate	36,471	29,620	24,224

Total interest	81,556	65,117	56,815

Other expense, net:
Homebuilding	16,785	13,436	7,675
Financial Services	—	50	250
Corporate	7,748	14,937	16,826

Total other expense, net	24,533	28,423	24,751

Total costs and expenses	4,895,271	3,894,110	3,484,228

Equity in income of joint ventures:
Homebuilding	5,138	5,455	6,816

Income before income taxes:
Homebuilding	520,908	392,383	316,561
Financial Services	28,331	19,009	20,828
Corporate	(57,452)	(56,296)	(50,984)

Total income before income taxes	$491,787	$355,096	$286,405

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Supplemental Operating Data by Geographic Region
	($000's omitted)
	Years Ended December 31,

	2001	2000	1999

Revenues:
Domestic United States	$5,346,751	$4,216,592	$3,740,528
International	35,169	27,159	23,289

Total revenues	5,381,920	4,243,751	3,763,817

Cost of sales:
Domestic United States	4,216,383	3,371,356	3,029,201
International	30,937	24,611	20,337

Total cost of sales	4,247,320	3,395,967	3,049,538

Selling, general and administrative:
Domestic United States	531,319	399,323	349,633
International	10,543	5,280	3,491

Total selling, general and administrative	541,862	404,603	353,124

Interest:
Domestic United States	81,556	65,117	56,815

Other (income) expense, net:
Domestic United States	24,553	30,116	27,273
International	(20)	(1,693)	(2,522)

Total other expense, net	24,533	28,423	24,751

Total costs and expenses	4,895,271	3,894,110	3,484,228

Equity in income of joint ventures	5,138	5,455	6,816

Income before income taxes	$491,787	$355,096	$286,405

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At December 31, 2001:
Inventory	$3,833,763	$—	$—	$3,833,763

Identifiable assets	5,060,583	485,297	168,396	$5,714,276

At December 31, 2000:
Inventory	$1,896,856	$—	$—	$1,896,856

Identifiable assets	2,443,540	283,265	159,678	$2,886,483

	Supplemental Asset Data by Geographic Region ($000's omitted)

	Domestic
	United States	International	Total

At December 31, 2001:
Inventory	$3,796,092	$37,671	$3,833,763

Identifiable assets	5,617,063	97,213	$5,714,276

At December 31, 2000:
Inventory	$1,869,127	$27,729	$1,896,856

Identifiable assets	2,821,490	64,993	$2,886,483

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Del Webb Merger

On July 31, 2001, the Company merged with Del Webb Corporation in a tax-free stock-for-stock transaction. Under the terms of the merger agreement, each outstanding share of Del Webb common stock was exchanged for approximately 0.894 shares of newly issued Company stock. Approximately 16,800,000 shares were issued to Del Webb shareholders. Del Webb is primarily a homebuilder with operations in six states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001 was 3,682 units valued at approximately $994 million.

This merger expands and supports the Company’s leadership position. In particular, the Company believes the merger will strengthen its position among active adult homebuyers, enhance its overall land position, provide operational savings from economies of scale while enhancing purchasing leverage, and enhance the Company’s overall competitive position.

The merger was accounted for using the purchase method of accounting. Approximately 16,800,000 shares were issued and assigned an approximate accounting value of $42.74 per share based on the average closing price of the Company’s stock for the five trading days ended July 26, 2001. The components of the purchase price and allocation are as follows ($000’s omitted):

Consideration and merger costs:
Stock issued to Del Webb stockholders	$720,111
Cash paid to Del Webb stock option and restricted stock holders	29,498
Fair value of stock options exchanged	9,276
Cash paid for certain change-in-control and consulting arrangements	52,709
Other transaction costs	22,389

Total purchase price		$833,983
Purchase price allocation:
Inventory	1,522,797
Other assets	387,301
Trademarks and tradenames	163,000
Accounts payable and other	(494,029)
Unsecured short-term borrowings	(300,000)
Subordinated Notes	(729,096)	549,973

Goodwill		$284,010

This goodwill, which is not deductible for tax purposes, was allocated solely to the Homebuilding segment. Trademarks and tradenames are being amortized on a straight-line basis over a period of 20 years. Independent appraisers and advisors utilizing proven valuation procedures allocated portions of the purchase price, including inventory, intangible assets and various other assets. The final determination of purchase accounting is subject to the resolution of certain issues related to assumed liabilities.

Del Webb’s operations have been included in the consolidated results since August 1, 2001. The following table presents a summary of the unaudited pro forma operating results for the Company assuming that the merger with Del Webb occurred on January 1, 2001 and 2000.

	Year Ended December 31,
	(Unaudited)

	2001	2000

Revenues ($000’s omitted)	$6,494,795	$6,251,844

Income from continuing operations ($000’s omitted)	$336,856	$285,129

Basic earnings per share	$5.73	$4.90

Diluted earnings per share	$5.62	$4.84

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Del Webb Merger (continued)

The pro forma information presented does not purport to be indicative of the results of operations that would have actually been reported had the merger occurred on January 1, 2001 and 2000. For the purposes of the above pro-forma information presented and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for transactions occurring subsequent to June 30, 2001. As such, operations for all periods presented do not include amortization of the goodwill recognized in the Del Webb merger.

4.	Discontinued operations

In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistance Agreement. The FSLIC issued promissory notes representing the estimated negative net worth of the acquired associations at the date of acquisition, the balances of which, including accrued interest, were $0 and $81,035,000 at December 31, 2001 and 2000, respectively. The notes had a weighted-average interest rate of 5.6% at December 31, 2000. The FSLIC Resolution Fund (FRF) is entitled to payments of up to 25% of certain tax benefits which may be derived as a result of the assistance transactions.

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

Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the FRF notes, thereby precluding the Company from completing the disposal in accordance with its original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF. The LAN was collateralized by the FRF notes. The LAN and FRF notes matured in September 1998; however, payment of these obligations was withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 10, the Company settled its litigation with the FDIC in October 2001, and, as part of the settlement, all obligations under the LAN and the FRF notes have been extinguished.

First Heights no longer holds any deposits, nor does it maintain an investment portfolio. First Heights’ day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

Included in accrued liabilities are litigation-related accruals recorded by the Company, offset by accounts and notes receivable due from the FRF, of $0 and $30,250,000 as of December 31, 2001 and 2000, respectively.

Revenues of discontinued operations were $29,000, $3,685,000 and $3,677,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, discontinued thrift operations resulted in losses of $1,032,000, $29,871,000 and $122,000, respectively. The after tax loss in 2000 includes a $30 million charge for related litigation as discussed in Note 10.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Discontinued operations (continued)

The Company had previously recognized, as part of discontinued thrift operations, after-tax income of approximately $110 million. Such income related to tax benefits associated with net operating losses (NOLs), all of which have now been utilized. Although the Company has computed its NOLs and reported them to the Internal Revenue Service in a manner that it believes will comply with applicable law, there is no assurance that the IRS will agree with the Company’s determination of the amount of NOLs, in which case, if the IRS were to prevail, the use of a portion or all of the Company’s NOLs could be disallowed.

5.	Short-term credit arrangements

Short-term financing for the Company on an operating segment basis is as follows:

Corporate/Homebuilding

In July 2001, the Company expanded its revolving credit facilities to a total of $560 million as allowed under the credit agreements, in contemplation of its acquisition of Del Webb. This facility, which includes an option to expand the facility size to $600 million, expires August 31, 2005. The bank credit agreements contain restrictive covenants. The following is aggregate borrowing information ($000’s omitted):

	2001	2000	1999

Available credit lines at year-end	$560,000	$415,000	$375,000
Unused credit lines at year-end	$450,000	$415,000	$368,000
Maximum amount outstanding at the end of any month	$334,000	$245,000	$200,000
Average monthly indebtedness	$72,000	$137,000	$107,000
Range of interest rates during the year	2.65 to	5.19 to	4.87 to
	6.81%	9.50%	9.25%
Weighted-average rate at year-end	3.79%	6.86%	6.26%

Financial Services

Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

At December 31, 2001, PMC had a committed bank credit line of $225 million. The bank credit agreements require PMC to pay a fee for the committed credit line. The committed line expires March 31, 2003. PMC also has a $225 million annual asset-backed commercial paper program, which expires September 22, 2002. During the three years ended December 31, 2001, PMC provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements each contain certain restrictions, including the maintenance of levels of equity. Under the most restrictive of the agreements, PMC is required to maintain a minimum tangible net worth of $15 million.

The following is aggregate borrowing information ($000’s omitted):

	2001	2000	1999

Available credit lines at year-end	$450,000	$325,000	$345,000
Unused credit lines at year-end	$40,000	$91,000	$147,000
Maximum amount outstanding at the end of any month	$410,000	$234,000	$198,000
Average monthly indebtedness	$219,000	$117,000	$122,000
Range of interest rates during the year	0.45 to	0.45 to	0.60 to
	9.18%	8.15%	8.15%
Weighted-average rate at year-end	2.35%	7.31%	7.11%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Long-term debt

Long-term debt is summarized as follows ($000’s omitted):

	At December 31,

Corporate	2001	2000

9.5% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	$174,672	$174,409
7% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	99,920	99,880
8.375% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	111,914	111,880
7.3% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	124,960	124,949
8.125% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	198,883	—
7.875% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	495,654	—
7.625% unsecured Senior Notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 13	148,287	148,178
9% Senior Subordinated Notes, issued by Del Webb Corporation, due 2006, callable prior to maturity, guaranteed by certain wholly-owned subsidiaries of Pulte. See Note 13	70,621	—
9.375% Senior Subordinated Notes, issued by Del Webb Corporation, due 2009, callable prior to maturity, guaranteed by certain wholly-owned subsidiaries of Pulte. See Note 13	175,083	—
10.25% Senior Subordinated Notes, issued by Del Webb Corporation, due 2010, callable prior to maturity, guaranteed by certain wholly-owned subsidiaries of Pulte. See Note 13	122,870	—
8% unsecured promissory note, issued by Pulte Diversified Companies, Inc., due 2001, unconditionally guaranteed by Pulte	—	7,000
Homebuilding
Other non-recourse debt, minimum annual principal payments required, maturing at various times through 2005, interest rates ranging from 0% to 9%	15,005	11,306

	$1,737,869	$677,602

Estimated fair value	$1,759,731	$654,161

Total Corporate and Homebuilding long-term debt maturities and mandatory annual sinking fund payments during the five years after 2001 are as follows: 2002 — $3,147,000; 2003 — $280,692,000; 2004 — $114,914,000; 2005 - $127,718,000; 2006 — $70,621,000; and thereafter $1,140,777,000.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock compensation plans and management incentive compensation

The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plans”); information related to the Plans is as follows:

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

As of December 31, 2001, 801,000 stock options remain available for grant under the Employee Plans and 201,000 stock options remain available for grant under the Director Plans.

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

As a result of the Del Webb merger, the Company assumed Del Webb’s employee stock plans and their director stock plans. No stock options remain available for grant under the Del Webb plans.

A summary of the status of the Company’s stock option plans as of December 31, 2001, 2000 and 1999 and changes during the years ending on those dates is presented below (000’s omitted):

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	5,358	$23	5,589	$19	4,400	$18
Granted	1,933	37	1,439	33	1,427	23
Exercised	(678)	19	(1,631)	17	(93)	15
Forfeited	(74)	25	(39)	24	(145)	20

Outstanding, end of year	6,539	$28	5,358	$23	5,589	$19

Options exercisable at year-end	3,338	$21	1,939	$18	2,028	$17

Weighted-average per share fair value of options granted during the year	$23.26		$15.20		$10.45

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock compensation plans and management incentive compensation (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2001.

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000's omitted)	Contract Life	Exercise Price	(000's omitted)	Exercise Price

$13 to 19.99	1,951	4.3	$17	1,665	$17
$20 to 30.99	2,139	6.0	$23	1,487	$23
$31 to 44	2,449	9.2	$41	186	$37

Under SFAS No. 123, compensation cost for the Company’s stock-based compensation plans is determined based on the fair value at the grant dates for awards under those plans. Additional stock option awards are anticipated in future years. For the years ended December 31, 2001, 2000 and 1999, the Company’s income from continuing operations, net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2001	2000	1999

Income from continuing operations ($000’s omitted):
As reported	$302,425	$218,384	$178,287

Pro forma	$288,101	$212,796	$174,685

Net income ($000’s omitted):
As reported	$301,393	$188,513	$178,165

Pro forma	$287,069	$182,925	$174,563

Per share data:
Basic:
Income from continuing operations:
As reported	$6.16	$5.29	$4.12

Pro forma	$5.87	$5.15	$4.04

Net income:
As reported	$6.14	$4.56	$4.12

Pro forma	$5.85	$4.43	$4.04

Assuming dilution:
Income from continuing operations:
As reported	$6.01	$5.18	$4.07

Pro forma	$5.73	$5.05	$3.98

Net income:
As reported	$5.99	$4.47	$4.07

Pro forma	$5.70	$4.34	$3.98

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: weighted-average dividend yields of .39%, .57% and .67%, expected volatility 34.8%, 34.5% and 30.5%, weighted-average risk-free interest rates of 4.94%, 5.54% and 5.48%, and weighted-average expected lives of 6.97 years, 7.33 years and 7.27 years.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Stock compensation plans and management incentive compensation (continued)

Homebuilding operating management personnel are paid current cash incentive compensation based on operating performance. Mortgage banking management personnel are paid current cash incentive compensation substantially based on the performance of the applicable subsidiary. The Company’s corporate management personnel are paid current cash incentive compensation based on overall performance of the Company. For the years ended December 31, 2001, 2000 and 1999, the Company’s total current cash incentive compensation expense was $70,605,000, $51,300,000 and $45,300,000, respectively. The Company also utilizes a long-term cash incentive plan as a means of compensating key operating employees for long-term performance and contributions to the growth of the Company. For the years ended December 31, 2001, 2000 and 1999 the Company expensed $5,325,000, $2,300,000 and $10,087,000, respectively, relating to this plan.

8.	Income taxes

The Company’s net deferred tax asset is as follows ($000’s omitted):

	At December 31,

	2001	2000

Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(59,050)	$(13,229)
Trademarks and tradenames	(62,755)	—

	(121,805)	(13,229)

Deferred tax assets:
Non-deductible reserves and other	134,637	67,544
Adjustments to the fair value of acquired Senior Subordinated Notes	16,509	—
Net operating loss carryforwards	27,320	2,257
State and other credit carryforwards	11,610	—

	190,076	69,801

Asset valuation allowance	(1,252)	—

Net deferred tax asset	$67,019	$56,572

The federal net operating loss (NOL) of $67,749,000 is subject to certain limitations but is expected to be utilized fully by 2003. The state NOLs of $72,190,000 expire in years 2006 through 2022 and are generally available to offset the Company’s taxable income in future years. Realization of the net deferred tax asset is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that, except for the valuation allowance stated, it is more likely than not that the net deferred tax asset will be realized.

Components of current and deferred income tax expense (benefit) of continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total

Year ended December 31, 2001
Federal	$179,428	$(7,879)	$171,549
State and other	18,110	(297)	17,813

	$197,538	$(8,176)	$189,362

Year ended December 31, 2000
Federal	$123,381	$1,594	$124,975
State and other	12,679	(942)	11,737

	$136,060	$652	$136,712

Year ended December 31, 1999
Federal	$78,351	$22,980	$101,331
State and other	6,606	181	6,787

	$84,957	$23,161	$108,118

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Income taxes (continued)

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2001	2000	1999

Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	3.09	2.91	2.23
Settlement of state tax issues and other	.41	.59	.52

Effective rate	38.50%	38.50%	37.75%

9.	Leases

The Company leases certain property and equipment under non-cancelable leases. Office and equipment leases are generally for terms of three to five years and generally provide renewal options for terms of up to an additional three years. Model home leases are generally for shorter terms approximating one year with renewal options on a month-to-month basis. In most cases, management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows ($000’s omitted):

Years Ending December 31,

2002	$30,505
2003	20,139
2004	13,479
2005	9,648
2006	8,025
After 2006	20,627

Total minimum lease payments	$102,423

Net rental expense for the years ended December 31, 2001, 2000 and 1999 was $36,463,000, $25,513,000 and $22,122,000, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

10.	Commitments and contingencies

In the normal course of business, Pulte acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option approximated $1.1 billion at December 31, 2001 and 2000.

At December 31, 2001, Pulte, in the normal course of business, had outstanding letters of credit and performance bonds of $126 million and $775 million, respectively.

The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position or cash flows of the Company.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Commitments and contingencies (continued)

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

On October 12, 2000, the Sixth Circuit Court of Appeals rendered its opinion in which it affirmed in part, reversed in part and remanded the case to the District Court for further proceedings. The Sixth Circuit affirmed most of the District Court’s adverse liability rulings, including as to the sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts and regarding the Company’s and First Heights’ amendment of a tax sharing and allocation agreement and rescission of a warrant assumption agreement between PDCI and First Heights. The Sixth Circuit, however, vacated the District Court’s damage calculations as to a number of issues, vacated the District Court’s pre-judgment interest award, and remanded to the District Court for a proper recalculation of all such amounts. Although the Sixth Circuit opinion left certain significant issues to be resolved through further Court proceedings, based upon its reading of the Sixth Circuit opinion, the Company determined that an after-tax charge of $30 million to Discontinued Operations was appropriate in 2000.

In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the “Settlement”), the Pulte Parties paid the FDIC $41.5 million, and the FDIC retained all amounts previously withheld from First Heights including the FRF notes (see Note 4). In addition, the First Heights Assistance Agreement was terminated, except certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Commitments and contingencies (continued)

First Heights-related litigation (continued)

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

On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Company for breach of contract by enacting Section 13224 of OBRA. The Court will now proceed to determine the amount of damages to which the Pulte Parties are entitled. While it is unclear at this time what amount the Court will award, the Pulte Parties are currently seeking approximately $80 million in after tax damages for the United States government’s breach of contract.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Financial instruments, including those with off-balance sheet risk (continued)

The following are PMC’s loan commitments ($000’s omitted):

		Fair
	Commitment	Market	Interest	Expiration
	Amount	Value	Rates	Dates

At December 31, 2001:
Loan commitments to borrowers	$66,163	$66,407	5.00 to	January 2002 -
			9.88%	April 2002
At December 31, 2000:
Loan commitments to borrowers	$28,823	$28,421	6.49 to	January 2001-
			13.80%	June 2001

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

The table below summarizes, by class, the contractual amounts of PMC’s derivative financial instruments ($000’s omitted).

		Fair
	Commitment	Market	Interest	Expiration
	Amount	Value	Rates	Dates

At December 31, 2001:
Sell Securities	$421,269	$423,422	4.38 to	January 2002 -
			10.00%	March 2002
At December 31, 2000:
Sell Securities	$267,534	$265,816	5.88 to	January 2001-
			13.80%	February 2001

12.	Supplemental Guarantor information ($000’s omitted)

The Company has the following outstanding Senior Note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, (5) $200,000, 8.125%, due 2011, (6) $500,000, 7.875%, due 2011 and (7) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has the following outstanding Senior Subordinated Note obligations: (1) $69,810, 9%, due 2006, (2) $166,418, 9.375%, due 2009, (3) $114,469, 10.25%, due 2010. Such obligations to pay principal, premium, (if any) and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$15,621	$33,643	$22,880	$—	$72,144
Unfunded settlements	—	73,126	(3,495)	—	69,631
House and land inventories	—	3,796,092	37,671	—	3,833,763
Residential mortgage loans available-for-sale-		—	431,735	—	431,735
Land held for sale	—	231,397	—	—	231,397
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	159,604	—	—	159,604
Other assets	53,369	381,610	106,311	—	541,290
Deferred income taxes	78,199	(11,225)	45	—	67,019
Investment in subsidiaries	2,089,940	84,416	1,594,789	(3,769,145)	—
Advances receivable — subsidiaries	1,729,832	932,092	42,639	(2,704,563)	—

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$132,300	$935,481	$72,916	$—	$1,140,697
Unsecured short-term borrowings	110,000	—	—	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	413,675	—	413,675
Income taxes	59,397	(24,027)	—	—	35,370
Subordinated Notes and Senior Notes	1,354,290	383,579	—	—	1,737,869
Advances payable — subsidiaries	34,309	2,474,025	196,229	(2,704,563)	—

Total liabilities	1,690,296	3,769,058	682,820	(2,704,563)	3,437,611

Shareholders’ Equity:
Common stock	592	40,642	7,811	(48,453)	592
Additional paid-in capital	862,881	779,971	695,139	(1,475,110)	862,881
Unearned compensation	(3,869)	—	—	—	(3,859)
Accumulated other comprehensive loss	(13,969)	—	(13,969)	13,969	(13,969)
Retained earnings	1,431,020	1,398,077	861,474	(2,259,551)	1,431,020

Total shareholders’ equity	2,276,665	2,218,690	1,550,455	(3,769,145)	2,276,665

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$—	$133,860	$50,125	$—	$183,985
Unfunded settlements	—	91,008	(7,861)	—	83,147
House and land inventories	—	1,869,127	27,729	—	1,896,856
Residential mortgage loans available-for-sale-		—	259,239	—	259,239
Land held for sale	—	104,491	—	—	104,491
Goodwill	—	29,549	900	—	30,449
Other assets	41,136	167,078	63,530	—	271,744
Deferred income taxes	56,572	—	—	—	56,572
Investment in subsidiaries	1,419,923	27,704	1,497,150	(2,944,777)	—
Advances receivable — subsidiaries	540,914	23,491	2,786	(567,191)	—

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$112,131	$565,611	$30,436	$—	$708,178
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	242,603	—	242,603
Income taxes	10,169	—	—	—	10,169
Subordinated Notes and Senior Notes	659,296	11,306	7,000	—	677,602
Advances payable — subsidiaries	29,018	373,171	165,002	(567,191)	—

Total liabilities	810,614	950,088	445,041	(567,191)	1,638,552

Shareholders’ Equity:
Common stock	416	300	11,032	(11,332)	416
Additional paid-in capital	109,593	599,962	651,586	(1,251,548)	109,593
Accumulated other comprehensive income	185	—	185	(185)	185
Retained earnings	1,137,737	895,958	785,754	(1,681,712)	1,137,737

Total shareholders’ equity	1,247,931	1,496,220	1,448,557	(2,944,777)	1,247,931

	$2,058,545	$2,446,308	$1,893,598	$(3,511,968)	$2,886,483

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$5,274,660	$35,169	$—	$5,309,829
Financial services	—	—	69,881	—	69,881
Corporate	189	2,021	—	—	2,210

Total revenues	189	5,276,681	105,050	—	5,381,920

Expenses:
Homebuilding:
Cost of sales	—	4,216,383	30,937	—	4,247,320
Selling, general and administrative and other expense	2,873	533,389	10,477	—	546,739
Financial services, principally interest	—	—	41,550	—	41,550
Corporate, net	51,940	9,280	(1,558)	—	59,662

Total expenses	54,813	4,759,052	81,406	—	4,895,271

Other Income:
Equity in income of Pulte-affiliates	—	—	5,138	—	5,138

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(54,624)	517,629	28,782	—	491,787
Income tax expense (benefit)	(26,779)	199,369	16,772	—	189,362

Income (loss) from continuing operations before equity in net income of subsidiaries	(27,845)	318,260	12,010	—	302,425
Income (loss) from discontinued operations	87	—	(1,119)	—	(1,032)

Income (loss) before equity in net income of subsidiaries	(27,758)	318,260	10,891	—	301,393

Equity in net income (loss) of subsidiaries:
Continuing operations	330,270	16,599	253,898	(600,767)	—
Discontinued operations	(1,119)	—	—	1,119	—

	329,151	16,599	253,898	(599,648)	—

Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$4,168,516	$27,159	$—	$4,195,675
Financial services	—	—	47,443	—	47,443
Corporate	317	316	—	—	633

Total revenues	317	4,168,832	74,602	—	4,243,751

Expenses:
Homebuilding:
Cost of sales	—	3,371,356	24,611	—	3,395,967
Selling, general and administrative and other expense	(295)	409,307	3,768	—	412,780
Financial services, principally interest,	—	—	28,434	—	28,434
Corporate, net	45,025	14,134	(2,230)	—	56,929

Total expenses	44,730	3,794,797	54,583	—	3,894,110

Other Income:
Equity in income of Pulte-affiliates	—	—	5,455	—	5,455

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(44,413)	374,035	25,474	—	355,096
Income tax expense (benefit)	(18,273)	144,508	10,477	—	136,712

Income (loss) from continuing operations before equity in net income of subsidiaries	(26,140)	229,527	14,997	—	218,384
Loss from discontinued operations	(1,948)	—	(27,923)	—	(29,871)

Income (loss) before equity in net income of subsidiaries	(28,088)	229,527	(12,926)	—	188,513

Equity in net income (loss) of subsidiaries:
Continuing operations	244,524	11,750	239,390	(495,664)	—
Discontinued operations	(27,923)	—	—	27,923	—

	216,601	11,750	239,390	(467,741)	—

Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 1999
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$3,689,255	$21,941	$—	$3,711,196
Financial services	—	—	49,873	—	49,873
Corporate	681	719	1,348	—	2,748

Total revenues	681	3,689,974	73,162	—	3,763,817

Expenses:
Homebuilding:
Cost of sales	—	3,029,201	20,337	—	3,049,538
Selling, general and administrative and other expense	1,097	349,847	969	—	351,913
Financial services, principally interest,	—	—	29,045	—	29,045
Corporate, net	40,609	10,570	2,553	—	53,732

Total expenses	41,706	3,389,618	52,904	—	3,484,228

Other Income:
Equity in income of Pulte-affiliates	—	816	6,000	—	6,816

Income (loss) from continuing operations before income taxes and equity in net income of subsidiaries	(41,025)	301,172	26,258	—	286,405
Income tax expense (benefit)	(22,704)	118,796	12,026	—	108,118

Income (loss) from continuing operations before equity in net income of subsidiaries	(18,321)	182,376	14,232	—	178,287
Income (loss) from discontinued operations	(2,037)	—	1,915	—	(122)

Income (loss) before equity in net income of subsidiaries	(20,358)	182,376	16,147	—	178,165

Equity in net income of subsidiaries:
Continuing operations	196,608	11,727	192,644	(400,979)	—
Discontinued operations	1,915	—	—	(1,915)	—

	198,523	11,727	192,644	(402,894)	—

Net income	$178,165	$194,103	$208,791	$(402,894)	$178,165

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(329,151)	(16,599)	(253,898)	599,648	—
Amortization, depreciation and other	2,445	29,797	634	—	32,876
Deferred income taxes	(8,176)	—	—	—	(8,176)
Increase (decrease) in cash due to:
Inventories	—	(622,835)	(25,431)	—	(648,266)
Residential mortgage loans available-for-sale	—	—	(157,124)	—	(157,124)
Other assets	(12,233)	65,071	(42,030)	—	10,808
Accounts payable and accrued liabilities	7,354	(25,691)	23,359	—	5,022
Income taxes	(26,594)	67,523	3,742	—	44,671

Net cash used in operating activities	(64,962)	(167,875)	(185,959)	—	(418,796)

Cash flows from investing activities:
Increase in covered assets and FRF receivables	—	—	(2,877)	—	(2,877)
Del Webb merger	(10,963)	22,607	—	—	11,644
Dividends received from subsidiaries	200,000	1,000	200,000	(401,000)	—
Investment in subsidiaries	(24,250)	(994)	—	25,244	—
Advances to affiliates	(899,170)	(915,963)	(34,590)	1,849,723	—
Other, net	—	—	1,057	—	1,057

Net cash provided by (used in) investing activities	$(734,383)	$(893,350)	$163,590	$1,473,967	$9,824

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of long-term debt and bonds	$—	$(356,391)	$(7,000)	$—	$(363,391)
Proceeds from borrowings	804,248	797	175,462	—	980,507
Repayment of borrowings	—	(320,167)	(5,547)	—	(325,714)
Capital contributions from parent	—	24,250	994	(25,244)	—
Advances from affiliates	5,291	1,812,519	31,913	(1,849,723)	—
Issuance of common stock	13,537	—	—	—	13,537
Dividends paid	(8,110)	(200,000)	(201,000)	401,000	(8,110)
Other, net	—	—	302	—	302

Net cash provided by (used in) financing activities	814,966	961,008	(4,876)	(1,473,967)	297,131

Net increase (decrease) in cash and equivalents	15,621	(100,217)	(27,245)	—	(111,841)
Cash and equivalents at beginning of year	—	133,860	50,125	—	183,985

Cash and equivalents at end of year	$15,621	$33,643	$22,880	$—	$72,144

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(216,601)	(11,750)	(239,390)	467,741	—
Amortization, depreciation and other	320	15,636	(1,726)	—	14,230
Deferred income taxes	652	—	—	—	652
Increase (decrease) in cash due to:
Inventories	—	(214,448)	4,423	—	(210,025)
Residential mortgage loans available-for-sale	—	—	(41,177)	—	(41,177)
Other assets	(1,431)	(966)	(11,744)	—	(14,141)
Accounts payable and accrued liabilities	6,908	33,683	36,443	—	77,034
Income taxes	(88,518)	94,476	2,278	—	8,236

Net cash provided by (used in) operating activities	(110,157)	157,908	(24,429)	—	23,322

Cash flows from investing activities:
Increase in covered assets and FRF receivables	—	—	(3,862)	—	(3,862)
Dividends received from subsidiaries	100,000	4,500	104,900	(209,400)	—
Investment in subsidiaries	(4,100)	(670)	(54,300)	59,070	—
Advances (to) from affiliates	(89,949)	(1,564)	40,129	51,384	—
Other, net	—	(95)	(1,228)	—	(1,323)

Net cash provided by (used in) investing activities	$5,951	$2,171	85,639	(98,946)	(5,185)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of long-term debt and bonds	$—	$(5,969)	$(14,000)	$—	$(19,969)
Proceeds from borrowings	174,286	—	35,644	—	209,930
Repayment of borrowings	(10,000)	(22,161)	—	—	(32,161)
Capital contributions from parent	—	58,300	770	(59,070)	—
Advances (to) from affiliates	(15,948)	4,305	63,027	(51,384)	—
Issuance of common stock	28,784	—	—	—	28,784
Stock repurchases	(66,383)	—	—	—	(66,383)
Dividends paid	(6,583)	(104,900)	(104,500)	209,400	(6,583)
Other, net	—	—	433	—	433

Net cash provided by (used in) financing activities	104,156	(70,425)	(18,626)	98,946	114,051

Net increase (decrease) in cash and equivalents	(50)	89,654	42,584	—	132,188
Cash and equivalents at beginning of year	50	44,206	7,541	—	51,797

Cash and equivalents at end of year	$—	$133,860	$50,125	$—	$183,985

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 1999
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$178,165	$194,103	$208,791	$(402,894)	$178,165
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(198,523)	(11,727)	(192,644)	402,894	—
Amortization, depreciation and other	194	13,964	(661)	—	13,497
Deferred income taxes	23,161	—	—	—	23,161
Gain on sale of securities	—	—	(1,664)	—	(1,664)
Increase (decrease) in cash due to:
Inventories	—	(250,007)	(8,189)	—	(258,196)
Residential mortgage loans available-for-sale	—	—	16,912	—	16,912
Other assets	(3,160)	(66,365)	8,966	—	(60,559)
Accounts payable and accrued liabilities	24,411	70,358	6,476	—	101,245
Income taxes	(124,870)	126,120	1,302	—	2,552

Net cash provided by (used in) operating activities	(100,622)	76,446	39,289	—	15,113

Cash flows from investing activities:
Proceeds from sale of securities available-for-sale	—	—	27,886	—	27,886
Principal payments on mortgage-backed securities	—	—	1,490	—	1,490
Cash paid for acquisitions, net of cash acquired	—	(24,714)	—	—	(24,714)
Dividends received from subsidiaries	3,550	15,294	—	(18,844)	—
Investment in subsidiaries	(38,678)	(7,752)	—	46,430	—
Advances (to) from affiliates	48,465	(4,229)	(14,818)	(29,418)	—
Other, net	—	—	(5,665)	—	(5,665)

Net cash provided by (used in) investing activities	$13,337	$(21,401)	$8,893	$(1,832)	$(1,003)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 1999
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of long-term debt and bonds	$—	$(22,405)	$(28,075)	$—	$(50,480)
Proceeds from borrowings	7,000	11,717	—	—	18,717
Repayment of borrowings	—	(31,281)	(18,708)	—	(49,989)
Capital contributions from parent	—	36,779	9,651	(46,430)	—
Advances (to) from affiliates	9,053	(51,758)	13,287	29,418	—
Issuance of common stock	1,646	—	—	—	1,646
Dividends paid	(6,919)	—	(18,844)	18,844	(6,919)
Other, net	—	—	(617)	—	(617)

Net cash provided by (used in) financing activities	10,780	(56,948)	(43,306)	1,832	(87,642)

Net increase (decrease) in cash and equivalents	(76,505)	(1,903)	4,876	—	(73,532)
Cash and equivalents at beginning of year	76,555	46,109	2,665	—	125,329

Cash and equivalents at end of year	$50	$44,206	$7,541	$—	$51,797

REPORT OF MANAGEMENT

The management of Pulte Homes, Inc. is responsible for the integrity and objectivity of the accompanying financial statements and related information. The statements were prepared in accordance with accounting principles generally accepted in the United States, and include amounts that are based on our best judgments and estimates.

Management maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly. While the Company is organized on the principle of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communication techniques, financial planning and reporting systems and formalized procedures. In addition, internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the audit committee, and corrective actions are taken to remedy deficiencies if and when they are identified.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company has not amortized goodwill acquired in a business combination consummated subsequent to June 30, 2001, in accordance with Statement of Financial Accounting Standards No. 142.

Detroit, Michigan January 24, 2002

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(a)	Quarter(a)	Total

2001
Homebuilding operations:
Revenues	$825,047	$1,040,685	$1,463,427	$1,980,670	$5,309,829
Income before income taxes	67,698	106,221	144,542	202,447	520,908
Financial services operations:
Revenues	$14,075	$16,436	$18,014	$21,356	$69,881
Income before income taxes	5,452	5,763	6,977	10,139	28,331
Corporate:
Revenues	$717	$905	$494	$94	$2,210
Loss before income taxes	(9,542)	(13,417)	(16,296)	(18,197)	(57,452)
Consolidated results:
Revenues	$839,839	$1,058,026	$1,481,935	$2,002,120	$5,381,920
Income from continuing operations before income taxes	63,608	98,567	135,223	194,389	491,787
Income taxes	24,489	37,948	52,072	74,853	189,362
Income from continuing operations	39,119	60,619	83,151	119,536	302,425
Income (loss) from discontinued operations	252	(825)	(364)	(95)	(1,032)
Net income	$39,371	$59,794	$82,787	$119,441	$301,393
Per share data:
Basic:
Income from continuing operations	$.94	$1.44	$1.56	$2.03	$6.16
Income (loss) from discontinued operations	.01	(.02)	(.01)	—	(.02)
Net income	$.95	$1.42	$1.55	$2.03	$6.14
Weighted-average common shares outstanding	41,795	41,987	53,421	58,951	49,098
Assuming dilution:
Income from continuing operations	$.91	$1.40	$1.53	$1.99	$6.01
Income (loss) from discontinued operations	.01	(.02)	(.01)	(.01)	(.02)
Net income	$.92	$1.38	$1.52	$1.98	$5.99
Adjusted weighted-average common shares and effect of dilutive securities	42,999	43,365	54,518	60,187	50,323

(a)	Included in the 3rd and 4th quarter information are the operations of Del Webb Corporation, which was acquired on July 31, 2001 as discussed in Note 3 in Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2000
Homebuilding operations:
Revenues	$772,262	$983,603	$1,060,964	$1,378,846	$4,195,675
Income before income taxes	45,910	87,272	106,585	152,616	392,383
Financial services operations:
Revenues	$10,165	$10,535	$12,135	$14,608	$47,443
Income before income taxes	3,467	3,437	5,215	6,890	19,009
Corporate:
Revenues	$66	$56	$286	$225	$633
Loss before income taxes	(9,915)	(13,219)	(12,850)	(20,312)	(56,296)
Consolidated results:
Revenues	$782,493	$994,194	$1,073,385	$1,393,679	$4,243,751
Income from continuing operations before income taxes	39,462	77,490	98,950	139,194	355,096
Income taxes	15,193	29,830	38,091	53,598	136,712
Income from continuing operations	24,269	47,660	60,859	85,596	218,384
Income (loss) from discontinued operations	67	32	(29,967)	(3)	(29,871)
Net income	$24,336	$47,692	$30,892	$85,593	$188,513
Per share data:
Basic:
Income from continuing operations	$.57	$1.16	$1.50	$2.09	$5.29
Loss from discontinued operations	—	—	(.74)	—	(.73)
Net income	$.57	$1.16	$.76	$2.09	$4.56
Weighted-average common shares outstanding	42,696	41,053	40,476	41,027	41,310
Assuming dilution:
Income from continuing operations	$.57	$1.15	$1.47	$2.01	$5.18
Loss from discontinued operations	—	—	(.73)	—	(.71)
Net income	$.57	$1.15	$.74	$2.01	$4.47
Adjusted weighted-average common shares and effect of dilutive securities	42,871	41,569	41,527	42,527	42,146

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This Item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors is contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders (2002 Proxy Statement) under the caption “Election of Directors,” incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2002 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the 2002 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this Item is contained in the 2002 Proxy Statement under the caption “Voting Securities and Principal Holders” and under the caption “Election of Directors,” incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the 2002 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-K.

(a)  Financial Statements and Schedules

     All schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

(2)  EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description			by Reference From

(2) and
(10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation	Filed as Exhibit 2.1 to our Registration Statement on Form S-4 (Registration Statement No 33-62518)
(3)	(a)	Articles of Incorporation, as amended	Filed as Exhibit 3.1 to our Registration Statement on Form S-4 (Registration Statement No 33-62518)
	(b)	By-laws	Filed as Exhibit 3.1 to our Registration Statement on Form S-4 (Registration Statement No. 33-62518)
(4)	(a)	Senior Note Indenture among Pulte Corporation, certain of its subsidiaries, as Guarantors, and NationsBank of Georgia, National Association, as Trustee, including Form of Senior Guarantee, covering Pulte Corporation’s 8.375% unsecured Senior Notes due 2004 ($115,000,000 aggregate principal amount outstanding) and 7% unsecured Senior Notes due 2003 ($100,000,000 aggregate principal amount outstanding)	Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (Registration Statement No. 33-71742)
	(b)	Senior Note Indenture among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured Senior Notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured Senior Notes due 2017 ($150,000,000 aggregate principal amount outstanding)	Filed as Exhibit (c) 1 to our Current Report on Form 8-K dated October 20, 1995.
	(c)	Indenture supplement dated April 3, 2000 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Corporation	Filed as Exhibit 4.5 to our Registration Statement on Form S-4 (Registration Statement No. 333-36814)
	(d)	Registration Rights Agreement dated April 3, 2000 among Pulte Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the Initial Purchaser Representative	Filed as Exhibit 4.17 to our Registration Statement on Form S-4 (Registration Statement No. 333-36814)

(2)  EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description		by Reference From

(e)	Indenture supplement dated February 21, 2001 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Corporation	Filed as Exhibit 4.2 to our Current Report on Form 8-K dated February 23, 2001.
(f)	Underwriting Agreement dated February 21, 2001 among Pulte Corporation, Banc One Capital Markets, Inc., Banc of America Securities LLC, Merrill Lynch & Co., Comerica Securities, Inc., and SunTrust Equitable Securities Corporation, and the Guarantors named therein.	Filed as Exhibit 1.1 to our Current Report on Form 8-K dated February 23, 2001.
(g)	Pricing Agreement dated February 21, 2001 among Pulte Corporation, Banc One Capital Markets, Inc., Banc of America Securities LLC, Merrill Lynch & Co., Comerica Securities, Inc., and SunTrust Equitable Securities Corporation, and the Guarantors named therein.	Filed as Exhibit 1.2 to our Current Report on Form 8-K dated February 23, 2001.
(h)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.7 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
(i)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.8 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
(j)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., the Bank of New York and certain subsidiaries of Pulte Homes, Inc.	Filed as Exhibit 4.13 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
(k)	Credit Agreement dated August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.18 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
(l)	First Amendment dated February 16, 2001 to Credit Agreement as of August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.19 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)

(2)  EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description			by Reference From

	(m)	Second Amendment dated February 16, 2001 to Credit Agreement as of August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N. A., as Syndication Agent and Comerica Bank, as Co-Agent.	Filed as Exhibit 4.20 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
	(n)	Intercreditor and Subordination Agreement dated as of July 31, 2001, among Asset Seven Corp., each subsidiary of Pulte Homes, Inc. that from time to time executes an Intercreditor Joinder Agreement, Bank of America, N. A., as administrative agent for the Five Year Lenders, Citicorp Real Estate, Inc., as administrative agent for Bridge Lenders, and Bank One Trust Company, National Association, as trustee for the Noteholders	Filed as Exhibit 4.21 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
	(o)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative	Filed as Exhibit 4.23 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786)
(10)	Material Contracts
	(a)	1990 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated April 3, 1990 and as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 33-40102)
	(b)	1994 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 1994 and as an exhibit to our Registration Statement on Form S-8 (Registration Statement No. 33-98944)
	(c)	1995 Stock Incentive Plan for Key Employees	Filed with the Proxy Statement dated March 31, 1995 and as an exhibit to our Registration Statement on Form S-8 (Registration Statement No 33-99218)
	(d)	1997 Stock Plan for Nonemployee Directors	Filed with Proxy Statement on March 27, 1998 and as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration Statement No. 33-51019 filed on May 7, 1998)

(2)  EXHIBITS

Page Herein or Incorporated
Exhibit Number and Description			by Reference From

	(e)	Credit agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte Corporation as Guarantors, the Lenders Identified Herein, and Bank of America, N.A., as Administrative Agent, dated as of August 31, 2000	Filed as Exhibit 10 to the Pulte Corporation Report on Form 10-Q for the quarter ended September 30, 2000
	(f)	2000 Stock Plan for Non Employee Directors	Filed with our Proxy Statement dated March 31, 2000
	(g)	2000 Stock Incentive Plan for Key Employees	Filed with our Proxy Statement dated March 31, 2000
	(h)	Long Term Incentive Plan	Filed with our Proxy Statement dated March 31, 2000
	(i)	First Amendment to 1990 Stock Incentive Plan for Key Employees	Filed with our Proxy Statement dated March 31, 2000
	(j)	Employment Separation Agreement and Release of all Liability, dated May 11, 2001, between Pulte Corporation and Robert K. Burgess	Filed as Exhibit 10.13 to our Registration Statement on Form S-4 (Registration Statement No. 33-62518)
	(k)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors	Filed as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration Statement No. 33-66286)
	(l)	Pulte Corporation 2000 Incentive Plan for Key Employees	Filed as Exhibit 4.3 to our Registration Statement on Form S-8 (Registration Statement No. 33-66284)
(21)	Subsidiaries of the Registrant
(23)	Consent of Independent Auditors
(99)	Additional exhibits
	(a)	Settlement and Termination agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation

Reports on Form 8-K

     On October 17, 2001, the Company filed a Current Report on Form 8-K, which included a press release dated the same day, wherein it announced a settlement with the Federal Deposit Insurance Corporation of two lawsuits related to the Company’s 1988 purchase and ownership of five failed Texas thrifts by the Company’s First Heights Bank subsidiary.

     On February 22, 2002, the Company filed a Current Report on Form 8-K, which included presentation materials distributed at an investor conference held by the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.
(Registrant)

March 6, 2002	/s/ ROGER A. CREGG Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ VINCENT J. FREES Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ WILLIAM J. PULTE William J. Pulte	Chairman of the Board of Directors	March 6, 2002

/s/ MARK J. O’BRIEN Mark J. O’Brien	President, Chief Executive Officer and Member of Board of Directors	March 6, 2002

/s/ D. KENT ANDERSON D. Kent Anderson	Member of Board of Directors	March 6, 2002

/s/ DEBRA KELLY-ENNIS Debra Kelly-Ennis	Member of Board of Directors	March 6, 2002

/s/ DAVID N. MCCAMMON David N. McCammon	Member of Board of Directors	March 6, 2002

/s/ PATRICK J. O’MEARA Patrick J. O’Meara	Member of Board of Directors	March 6, 2002

/s/ MICHAEL E. ROSSI Michael E. Rossi	Member of Board of Directors	March 6, 2002

Glenn W. Schaeffer	Member of Board of Directors	March , 2002

/s/ ALAN E. SCHWARTZ Alan E. Schwartz	Member of Board of Directors	March 6, 2002

Signature	Title	Date

/s/ FRANCIS J. SEHN Francis J. Sehn	Member of Board of Directors	March 6, 2002

/s/ JOHN J. SHEA John J. Shea	Member of Board of Directors	March 6, 2002

/s/ WILLIAM B. SMITH William B. Smith	Member of Board of Directors	March 6, 2002