Form 10-Q
period 2002-03-31
PULTE HOMES INC/MI/
filed 2002-05-09
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2766606 (I.R.S. Employer Identification No.)

33 Bloomfield Hills Parkway, Suite 200,
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

YES            NO

Number of shares of common stock outstanding as of April 30, 2002: 60,875,831

Total pages: 27

Listing of exhibits: 26

PULTE HOMES, INC.

INDEX

Page No.

PART I FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets, March 31, 2002 and December 31, 2001	3

Consolidated Statements of Income, for the Three Months Ended March 31, 2002 and 2001	4

Consolidated Statements of Shareholders’ Equity, for the Three Months Ended March 31, 2002 and 2001	5

Consolidated Statements of Cash Flows, for the Three Months Ended March 31, 2002 and 2001	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3 Quantitative and Qualitative Disclosures About Market Risk	26

PART II OTHER INFORMATION

Item 6 Exhibits and Reports on Form 8-K	26

SIGNATURES	27

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Note)

ASSETS
Cash and equivalents	$59,772	$72,144
Unfunded settlements	28,374	69,631
House inventory	869,002	875,690
Land inventory	3,103,285	2,958,073
Residential mortgage loans available-for-sale	279,062	431,735
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $5,433 and $3,396 in 2002 and 2001, respectively	157,567	159,604
Other assets	762,787	772,687
Deferred income taxes	40,486	67,019

Total assets	$5,608,028	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, including book overdrafts of $111,508 and $119,229 in 2002 and 2001, respectively	$1,099,293	$1,155,702
Unsecured short-term borrowings	125,000	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	261,256	413,675
Income taxes	23,424	35,370
Subordinated notes and senior notes	1,722,605	1,722,864

Total liabilities	3,231,578	3,437,611
Shareholders’ equity	2,376,450	2,276,665

	$5,608,028	$5,714,276

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)
(Unaudited)

	For The Three Months Ended
	March 31,

	2002	2001

Revenues:
Homebuilding	$1,355,605		$825,047
Financial services	23,024		14,711
Corporate	112		717

Total revenues	1,378,741		840,475

Expenses:
Homebuilding, principally cost of sales	1,243,014		760,302
Financial services	11,712		9,112
Corporate, net	15,166		10,259

Total expenses	1,269,892		779,673

Other income:
Equity in income of joint ventures	3,685		2,806

Income from continuing operations before income taxes	112,534		63,608
Income taxes	43,894		24,489

Income from continuing operations	68,640		39,119
(Loss) income from discontinued operations	(528)		252

Net income	$68,112		$39,371

Per share data:
Basic:
Income from continuing operations	$1.15		$.94
(Loss) income from discontinued operations	(.01)		.01

Net income	$1.14		$.95

Assuming dilution:
Income from continuing operations	$1.12		$.91
(Loss) income from discontinued operations	(.01)		.01

Net income	$1.11	$	. 92

Cash dividends declared	$.04	$	. 04

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	59,863		41,795
Assuming dilution:
Effect of dilutive securities — stock options	1,609		1,204

Adjusted weighted-average common shares and effect of dilutive securities	61,472		42,999

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise	13	39,978	—	—	—	39,991
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	1,092	—	—	1,092
Cash dividends declared	—	—	—	—	(2,422)	(2,422)
Comprehensive income (loss):
Net income	—	—	—	—	68,112	68,112
Change in fair value of derivatives, net of income taxes of ($655)	—	—	—	1,040	—	1,040
Foreign currency translation adjustments, net of income taxes of $5,316	—	—	—	(8,028)	—	(8,028)

Total comprehensive income						61,124

Shareholders’ Equity, March 31, 2002	$607	$914,175	$(14,085)	$(20,957)	$1,496,710	$2,376,450

Shareholders’ Equity, December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931
Stock option exercise	4	10,406	—	—	—	10,410
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	308	—	—	308
Cash dividends declared	—	—	—	—	(1,695)	(1,695)
Comprehensive income (loss):
Net income	—	—	—	—	39,371	39,371
Change in fair value of derivatives, net of income taxes of ($13)	—	—	—	(27)	—	(27)
Foreign currency translation adjustments, net of income taxes of ($377)	—	—	—	(687)	—	(687)

Total comprehensive income						38,657

Shareholders’ Equity, March 31, 2001	$421	$125,556	$(5,250)	$(529)	$1,175,413	$1,295,611

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income	$68,112	$39,371
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization, depreciation and other	10,988	5,045
Deferred income taxes	26,533	13,808
Increase (decrease) in cash due to:
Inventories	(88,174)	(198,690)
Residential mortgage loans available-for-sale	153,226	39,131
Other assets	53,008	4,845
Accounts payable and accrued liabilities	(132,846)	(59,783)
Income taxes	3,635	(6,659)

Net cash provided by (used in) operating activities	94,482	(162,932)

Cash flows from investing activities:
Increase in covered assets and FRF receivables	—	(1,055)
Other, net	2,801	(831)

Net cash provided by (used in) investing activities	2,801	(1,886)

Cash flows from financing activities:
Proceeds from borrowings	31,198	214,244
Repayment of borrowings	(154,622)	(39,439)
Issuance of common stock	24,365	7,675
Dividends paid	(2,422)	(1,695)
Other, net	(8,174)	(609)

Net cash (used in) provided by financing activities	(109,655)	180,176

Net (decrease) increase in cash and equivalents	(12,372)	15,358
Cash and equivalents at beginning of period	72,144	183,985

Cash and equivalents at end of period	$59,772	$199,343

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$15,601	$(1,969)

Income taxes	$12,592	$15,482

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of presentation and significant accounting policies

The condensed consolidated financial statements include the accounts of Pulte Homes, Inc. (the “Company” or “Pulte”), and all of its significant subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation (Del Webb), and other subsidiaries, that are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), that is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts related to non-recourse notes payable, land sales, joint ventures and title operations previously reported in the 2001 financial statements and notes thereto were reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company reorganized its structure within Mexico to create a single company, Pulte Mexico. Under the new ownership structure, these operations, which were primarily conducted through joint ventures, have been combined into Pulte Mexico and are 63.8% owned by International. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for two months, as the Mexican operations report on a one-month lag.

Intangible assets

Intangible assets, which consist of certain trademarks and tradenames, resulted from the acquisition of Del Webb in 2001. The determination of the value of these intangible assets was performed by independent appraisers and advisors utilizing proven valuation procedures. These intangible assets are routinely reviewed for impairment indicators or when events and circumstances warrant. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles are evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Trademarks and tradenames are amortized on a straight-line basis over a 20-year life.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. Other intangible assets will continue to be amortized over their useful lives.

Goodwill represents the cost of acquired companies in excess of the fair value of net assets at acquisition date. The majority of the goodwill recorded resulted from the acquisition of Del Webb in 2001 and was allocated to the homebuilding segment. Goodwill is reviewed by management for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of presentation and significant accounting policies (continued)

New Accounting Pronouncements (continued)

Effective January 1, 2002, the Company adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at June 30, 2001. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:

	Year ended December 31,			Three Months
				Ended March
	2001	2000	1999	March 31, 2001

Net income, as reported ($000’s omitted)	$301,393	$188,513	$178,165	$39,371

Net income, as adjusted ($000’s omitted)	$305,555	$192,675	$182,307	$40,412

Per share data, as reported:
Basic	$6.14	$4.56	$4.12	$.95

Diluted	$5.99	$4.47	$4.07	$.92

Per share data, as adjusted
Basic	$6.22	$4.66	$4.22	$.97

Diluted	$6.07	$4.57	$4.16	$.94

During the second quarter of 2002, the Company will finalize the first of the required impairment tests of goodwill as of January 1, 2002. The Company does not expect the effect of these tests to be material to the earnings or financial position of the Company.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective for fiscal years beginning after December 15, 2001. This standard supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 provides guidance on differentiating between assets held and used and assets to be disposed of. Assets to be disposed of would be classified as held for sale (and depreciation would cease) when management, having the authority to approve the action, commits to a plan to sell the asset(s) meeting all required criteria. The Company adopted this statement on January 1, 2002, which did not have a material effect on its earnings or financial position.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.     Segment information

The Company has three reportable segments: Homebuilding, Financial Services and Corporate.

The Company’s Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, the Company’s core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up and active adult home buyer groups.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.     Segment information (continued)

	Operating Data by Segment ($000's omitted)

	For The Three Months Ended
	March 31,

	2002	2001

Revenues:
Homebuilding	$1,355,605	$825,047
Financial Services	23,024	14,711
Corporate	112	717

Total revenues	1,378,741	840,475

Cost of sales:
Homebuilding	1,079,986	662,724

Selling, general and administrative:
Homebuilding	149,798	88,802
Financial Services	10,126	6,803
Corporate	3,139	2,474

Total selling, general and administrative	163,063	98,079

Interest:
Homebuilding	8,523	5,940
Financial Services	1,586	2,309
Corporate	9,554	6,366

Total interest	19,663	14,615

Other expense, net:
Homebuilding	4,707	2,836
Corporate	2,473	1,419

Total other expense, net	7,180	4,255

Total costs and expenses	1,269,892	779,673

Equity in income of joint ventures:
Homebuilding	2,743	1,733
Financial Services	942	1,073

Total equity in income of joint ventures	3,685	2,806

Income (loss) before income taxes:
Homebuilding	115,334	66,478
Financial services	12,254	6,672
Corporate	(15,054)	(9,542)

Total income before income taxes	$112,534	$63,608

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information (continued)

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At March 31, 2002:
Inventory	$3,972,287	$—	$—	$3,972,287

Identifiable assets	5,180,036	322,722	105,270	$5,608,028

At December 31, 2001:
Inventory	$3,833,763	$—	$—	$3,833,763

Identifiable assets	5,060,583	485,297	168,396	$5,714,276

3. Supplemental Guarantor information ($000’s omitted)

The Company has the following outstanding senior note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, (5) $200,000, 8.125%, due 2011, (6) $500,000, 7.875%, due 2011 and (7) $150,000, 7.625%, due 2017. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Del Webb has the following outstanding senior subordinated note obligations: (1) $69,810, 9%, due 2006, (2) $166,418, 9.375%, due 2009 and (3) $114,469, 10.25%, due 2010. Such obligations to pay principal, premium, (if any) and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.     Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$44,435	$15,337	$—	$59,772
Unfunded settlements	—	37,804	(9,430)	—	28,374
House and land inventories	—	3,852,574	119,713	—	3,972,287
Residential mortgage loans available-for-sale	—	—	279,062	—	279,062
Land held for sale	—	248,383	—	—	248,383
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	157,567	—	—	157,567
Other assets	54,211	387,408	72,785	—	514,404
Deferred income taxes	40,486	—	—	—	40,486
Investment in subsidiaries	2,160,545	790,481	1,635,031	(4,586,057)	—
Advances receivable — subsidiaries	1,786,082	270,684	46,037	(2,102,803)	—

	$4,041,324	$6,096,329	$2,159,235	$(6,688,860)	$5,608,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$119,151	$869,424	$110,718	$—	$1,099,293
Unsecured short-term borrowings	125,000	—	—	—	125,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	261,256	—	261,256
Income taxes	23,409	15	—	—	23,424
Subordinated notes and senior notes	1,354,548	368,057	—	—	1,722,605
Advances payable — subsidiaries	42,766	1,759,547	300,490	(2,102,803)	—

Total liabilities	1,664,874	2,997,043	672,464	(2,102,803)	3,231,578
Shareholders’ equity	2,376,450	3,099,286	1,486,771	(4,586,057)	2,376,450

	$4,041,324	$6,096,329	$2,159,235	$(6,688,860)	$5,608,028

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$15,621	$33,643	$22,880	$—	$72,144
Unfunded settlements	—	73,126	(3,495)	—	69,631
House and land inventories	—	3,796,092	37,671	—	3,833,763
Residential mortgage loans available-for-sale-	—	—	431,735	—	431,735
Land held for sale	—	231,397	—	—	231,397
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	159,604	—	—	159,604
Other assets	53,369	381,610	106,311	—	541,290
Deferred income taxes	78,199	(11,225)	45	—	67,019
Investment in subsidiaries	2,089,940	84,416	1,594,789	(3,769,145)	—
Advances receivable — subsidiaries	1,729,832	932,092	42,639	(2,704,563)	—

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$132,300	$950,486	$72,916	$—	$1,155,702
Unsecured short-term borrowings	110,000	—	—	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	413,675	—	413,675
Income taxes	59,397	(24,027)	—	—	35,370
Subordinated notes and senior notes	1,354,290	368,574	—	—	1,722,864
Advances payable — subsidiaries	34,309	2,474,025	196,229	(2,704,563)	—

Total liabilities	1,690,296	3,769,058	682,820	(2,704,563)	3,437,611
Shareholders’ equity	2,276,665	2,218,690	1,550,455	(3,769,145)	2,276,665

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,333,236	$22,369	$—	$1,355,605
Financial services	—	3,044	19,980	—	23,024
Corporate	102	10	—	—	112

Total revenues	102	1,336,290	42,349	—	1,378,741

Expenses:
Homebuilding:
Cost of sales	—	1,062,157	17,829	—	1,079,986
Selling, general and administrative and other expense	3,346	152,588	7,094	—	163,028
Financial services	—	975	10,737	—	11,712
Corporate, net	13,065	1,996	105	—	15,166

Total expenses	16,411	1,217,716	35,765	—	1,269,892

Other Income:
Equity in income of joint ventures	—	549	3,136	—	3,685

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16,309)	119,123	9,720	—	112,534
Income taxes (benefit)	(7,357)	46,562	4,689	—	43,894

Income (loss) from continuing operations before equity in income of subsidiaries	(8,952)	72,561	5,031	—	68,640
Loss from discontinued operations	(528)	—	—	—	(528)

Income (loss) before equity in income of subsidiaries	(9,480)	72,561	5,031	—	68,112

Equity in income of subsidiaries — continuing operations	77,592	6,126	36,237	(119,955)	—

Net income	$68,112	$78,687	$41,268	$(119,955)	$68,112

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2001
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$813,523	$11,524	$—	$825,047
Financial services	—	1,544	13,167	—	14,711
Corporate	29	688	—	—	717

Total revenues	29	815,755	24,691	—	840,475

Expenses:
Homebuilding:
Cost of sales	—	652,491	10,233	—	662,724
Selling, general and administrative and other expense	648	95,143	1,787	—	97,578
Financial services	—	489	8,623	—	9,112
Corporate, net	8,963	1,747	(451)	—	10,259

Total expenses	9,611	749,870	20,192	—	779,673

Other Income:
Equity in income (loss) of joint ventures	—	(70)	2,876	—	2,806
Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(9,582)	65,815	7,375	—	63,608
Income taxes (benefit)	(4,163)	25,427	3,225	—	24,489

Income (loss) from continuing operations before equity in income of subsidiaries	(5,419)	40,388	4,150	—	39,119
Income (loss) from discontinued operations	(328)	—	580	—	252

Income (loss) before equity in income of subsidiaries	(5,747)	40,388	4,730	—	39,371

Equity in income of subsidiaries:
Continuing operations	44,538	3,379	41,818	(89,735)	—
Discontinued operations	580	—	—	(580)	—

	45,118	3,379	41,818	(90,315)	—

Net income	$39,371	$43,767	$46,548	$(90,315)	$39,371

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$68,112	$78,687	$41,268	$(119,955)	$68,112
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(77,592)	(6,126)	(36,237)	119,955	—
Amortization, depreciation and other	1,350	9,695	(57)	—	10,988
Deferred income taxes	26,533	—	—	—	26,533
Increase (decrease) in cash due to:
Inventories	—	(88,700)	526	—	(88,174)
Residential mortgage loans available-for-sale	—	—	153,226	—	153,226
Other assets	(842)	36,581	17,269	—	53,008
Accounts payable and accrued liabilities	(13,150)	(95,578)	(24,118)	—	(132,846)
Income taxes	(59,614)	59,379	3,870	—	3,635

Net cash provided by (used in) operating activities	(55,203)	(6,062)	155,747	—	94,482

Cash flows from investing activities:
Dividends received from subsidiaries	—	10,000	—	(10,000)	—
Investment in subsidiary	—	(328)	—	328	—
Advances to affiliates	(5,818)	(25,581)	(11,741)	43,140	—
Other, net	—	(1,186)	3,987	—	2,801

Net cash provided by (used in) investing activities	(5,818)	(17,095)	(7,754)	33,468	2,801

Cash flows from financing activities:
Proceeds from borrowings	15,000	16,198	—	—	31,198
Repayment of borrowings	—	—	(154,622)	—	(154,622)
Capital contributions from parent	—	—	328	(328)	—
Advances from affiliates	8,457	17,751	16,932	(43,140)	—
Issuance of common stock	24,365	—	—	—	24,365
Dividends paid	(2,422)	—	(10,000)	10,000	(2,422)
Other, net	—	—	(8,174)	—	(8,174)

Net cash provided by (used in) financing activities	45,400	33,949	(155,536)	(33,468)	(109,655)

Net increase (decrease) in cash and equivalents	(15,621)	10,792	(7,543)	—	(12,372)

Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$44,435	$15,337	$—	$59,772

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2001
($000’s omitted)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     A summary of our operating results by business segment for the three-month periods ended March 31, 2002 and 2001 is as follows ($000’s omitted, except per share data):

	Three Months Ended
	March 31,

	2002	2001

Pre-tax income (loss):
Homebuilding operations	$115,334	$66,478
Financial Services operations	12,254	6,672
Corporate	(15,054)	(9,542)

Pre-tax income from continuing operations	112,534	63,608
Income taxes	43,894	24,489

Income from continuing operations	68,640	39,119
(Loss) income from discontinued operations	(528)	252

Net income	$68,112	$39,371

Per share data — assuming dilution:
Income from continuing operations	$1.12	$.91
(Loss) income from discontinued operations	(.01)	.01

Net income	$1.11	$.92

     A comparison of pre-tax income (loss) for the three-month periods ended March 31, 2002 and 2001 is as follows:

•	Pre-tax income of our homebuilding business segment increased 73%, due to the improvement in Domestic Homebuilding operations, which benefited from the acquired operations of Del Webb. Domestic average unit selling price increased 11% to $238,000 and gross margins improved 20 basis points.

•	Pre-tax income of our financial services business segment increased to $12,254,000, as compared with $6,672,000 for the comparable 2001 period. Higher volumes and stable interest rates contributed to this increase.

•	Pre-tax loss in our corporate business segment increased $5,512,000 from the three month period ended March 31, 2001. Increases in net interest expense and other corporate expenditures result from the merger with Del Webb.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations:

     Our homebuilding operations are organized into two distinct business units, Domestic and International.

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

     Certain operating data relating to our joint ventures and homebuilding operations for the three months ended March 31, 2002 and 2001, are as follows ($000’s omitted):

	Three Months Ended
	March 31,

	2002	2001

Pulte/Pulte-affiliate Homebuilding settlement revenues:
Domestic	$1,309,588	$805,796
International	46,822	49,932

Total Homebuilding	$1,356,410	$855,728

Pulte/Pulte-affiliate Homebuilding pre-tax income (loss):
Domestic	$115,851	$65,345
International	(517)	1,133

Total Homebuilding	$115,334	$66,478

Pulte/Pulte-affiliate settlements—units:
Domestic	5,502	3,768

International:
Pulte	721	89
Pulte-affiliated entities	921	1,685

Total International	1,642	1,774

Total Pulte and Pulte-affiliate settlements—units	7,144	5,542

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding business unit represents our core business. Operations are conducted in 43 markets, located throughout 25 states, and are organized geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee
Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio
Central:	Colorado, Texas
West:	Arizona, California, Nevada

     Our metropolitan Phoenix operations accounted for 11% of Domestic Homebuilding unit net new orders, 13% of Domestic Homebuilding unit settlements and 12% of Domestic Homebuilding settlement revenues for the three-month period ended March 31, 2002. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three-month periods ended March 31, 2002 or 2001.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended
	March 31,

	2002	2001

Unit settlements:
Northeast	416	393
Southeast	1,676	1,609
Midwest	702	448
Central	718	632
West	1,990	686

	5,502	3,768

Net new orders—units:
Northeast	794	532
Southeast	2,230	2,533
Midwest	1,300	1,103
Central	1,284	1,354
West	2,480	933

	8,088	6,455

Net new orders—dollars ($000’s omitted)	$2,004,000	$1,399,000

Backlog at March 31—units:
Northeast	1,209	949
Southeast	3,113	3,065
Midwest	1,973	1,562
Central	1,469	1,536
West	3,500	1,052

	11,264	8,164

Backlog at March 31—dollars ($000’s omitted)	$2,812,000	$1,900,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Net new orders increased 25% to a record 8,088 units in 2002, from 6,455 in 2001. This increase is due to the inclusion of the Del Webb operations, which contributed almost 1,800 units in 2002. Unit settlements also set a record for the quarter at 5,502 units, an increase of 46%. In addition to an increase of 4% in unit settlements for the traditional Pulte operations, Del Webb contributed nearly 1,600 units. The average selling price for homes closed during the quarter increased to $238,000 in 2002 from $214,000 in 2001. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period. The increase in 2002 benefited from Del Webb product offerings, which sold for an average $267,000 per home. Ending backlog, which represents orders for homes that have not yet closed, grew to 11,264 units, including 3,395 Del Webb units. The dollar value of backlog was up 48% to over $2.8 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three months ended March 31, 2002 and 2001 ($000’s omitted):

	Three Months Ended
	March 31,

	2002	2001

Home sale revenue (settlements)	$1,309,588	$805,796
Land sale revenue	23,648	7,727
Home cost of sales	(1,046,925)	(645,770)
Land cost of sales	(15,232)	(6,721)
Selling, general and administrative expense	(142,795)	(86,202)
Interest †	(8,523)	(5,940)
Other expense, net	(3,910)	(3,545)

Pre-tax income	$115,851	$65,345

Average sales price	$238	$214

     † We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Homebuilding gross profit margins increased to 20.1% for the three-month period ended March 31, 2002, compared to 19.9%, in the same period of the prior year. This increase is attributable to continued strong customer demand, positive home pricing and product and geographic mix. Purchase accounting adjustments associated with the merger reduced gross margin by approximately $1.7 million, or 10 basis points in 2002. As a percentage of home settlement revenues, selling, general and administrative expense increased 20 basis points over the first quarter of 2001 reflecting the inclusion of Del Webb expenses in 2002.

     We consider land development one of our core competencies. This includes the development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Land sales increased over the prior year due to the addition of the Del Webb operations. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of future land sales. We continue to rationalize certain existing land positions to ensure the most effective use of invested capital.

     Our Domestic Homebuilding operations controlled approximately 114,800 lots at March 31, 2002, of which approximately 81,400 lots were owned and approximately 33,400 lots were controlled through option agreements. At March 31, 2001, we controlled approximately 73,700 lots, of which approximately 43,200 lots were owned, and approximately 30,500 lots were controlled through option agreements.

     Domestic Homebuilding inventory at March 31, 2002, was approximately $3.8 billion of which $2.9 billion is related to land and land development. At March 31, 2001, Domestic Homebuilding inventory approximated $2.0 billion, of which $1.4 billion was related to land and land development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Included in other assets is approximately $240.5 million in land held for disposition as of March 31, 2002, as compared to $123.6 million in the prior year.

     In addition, there were approximately 23,800 lots valued at $663 million under option at March 31, 2002, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 28,900 lots valued at $577 million at March 31, 2001.

International Homebuilding:

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina.

     Mexico Effective January 1, 2002, Pulte International reorganized its structure within Mexico to create a single company, Pulte Mexico, which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico Operations in Puerto Rico are primarily conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation. Desarrolladores Urbanos (Canovanas), S.E., its Puerto Rican joint venture, is developing 121 acres located in Metropolitan San Juan.

     Argentina Operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

     The following table presents selected financial data for our International Homebuilding operations for the three months ended March 31, 2002 and 2001 ($000’s omitted):

	Three Months Ended
	March 31,

	2002	2001

Revenues	$22,369	$11,524
Cost of sales	(17,829)	(10,233)
Selling, general and administrative expense	(7,003)	(2,600)
Other income (expense), net	(776)	442
Minority interest	380	—
Equity in income of joint ventures	2,342	2,000

Pre-tax (loss) income	$(517)	$1,133

Unit settlements:
Pulte	721	89
Pulte-affiliated entities	921	1,685

Total Pulte and Pulte-affiliates	1,642	1,774

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

International Homebuilding (continued):

     Increased revenues in 2002 are due to the opening of operations in Argentina and the consolidation of the Mexican operations for two months of 2002. Previously, the Mexican operations, whose results are reported on a one-month lag, were operated through joint ventures and therefore not consolidated. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for two months, as the Mexican operations report on a one-month lag. Revenues from the Mexican operations amounted to $18 million while Argentina contributed revenues of $4 million in 2002. Revenues in 2001 reflect our Puerto Rican operations. The loss of $517,000 can be attributed to operating losses in Argentina and Puerto Rico. In addition, 2001 results benefited from a $500,000 land sale gain.

     Our Argentine operations recorded a $19,000 transaction loss as the value of the Argentine peso continued to fluctuate following the Argentine government’s decision to de-link its valuation from the U. S. Dollar. We also recorded a foreign currency translation loss of $9,166,000, net of income taxes of $6,049,000, as a component of other comprehensive income during the first quarter of 2002. It remains unclear at this time how the Argentine financial and currency markets will be impacted for the remainder of 2002 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. Our remaining net investment in Argentina at March 31, 2002, which is exposed to such risks, approximated $12.4 million.

Financial Services Operations:

     We conduct our financial services operations principally through Pulte Mortgage Corporation (PMC), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three-month periods ended March 31, 2002 and 2001, was $12,254,000 and $6,672,000, respectively. This increase was due to higher production volume and favorable interest rates.

     The following table presents mortgage origination data for PMC:

	Three Months Ended
	March 31,

	2002	2001

Total originations:
Loans	4,226	3,258

Principal ($000’s omitted)	$671,800	$489,100

Originations for Pulte customers:
Loans	3,773	2,302

Principal ($000’s omitted)	$564,600	$365,300

     Mortgage origination principal volume for the quarter ended March 31, 2002, increased 37% over 2001, which benefited from an increase in the capture rate from 70% to 75%, an increased average loan size and the inclusion of Del Webb’s mortgage operations, which accounted for approximately 21% of the increase. Origination unit volume increased 30% due to the same factors. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 89% of total PMC unit production for 2002, compared with 71% in 2001. Refinancings represented 7% of total loan production in 2002, compared with 13% in 2001. At March 31, 2002, loan application backlog increased 18% to over $1 billion as compared to $847 million at March 31, 2001. Income from our title operations, which were reclassified from Homebuilding to Financial Services, increased to $2,217,000 for the three months ended March 31, 2002, from $1,220,000 in 2001. The increase in pre-tax income in 2002 was also driven by a $4,071,000 increase in gains on sale of mortgages and a $2,264,000 increase in net interest income. These increases were primarily due to increased production volume and a favorable interest rate environment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Operations (continued)

     The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. In accordance with SFAS No. 133, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness during the quarter ended March 31, 2002. In addition, the Company did not recognize any net gains or losses during the quarter ended March 31, 2002, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At March 31, the Company expects to reclassify $448,000, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

     The following table presents results of operations for this segment for the three months ended March 31, 2002 and 2001 ($000’s omitted):

	Three Months Ended
	March 31,

	2002	2001

Net interest expense	$9,442	$5,649
Other corporate expenses, net	5,612	3,893

Loss before income taxes	$15,054	$9,542

     Pre-tax loss of our corporate business segment increased $5,512,000 from the three month period ended March 31, 2001. The increase in pre-tax loss for the quarter reflects an increase of approximately $1,700,000 in other corporate expenses, net and an increase of approximately $3,800,000 in net interest expense. The increase in other corporate expenses, net is due to an increase in various general and administrative expenses as a result of the Del Webb merger. The increase in net interest expense, which is net of interest capitalized into inventory, is attributable to a higher debt balance as a result of the Del Webb merger. Interest incurred for the three months ended March 31, 2002 and 2001, excluding interest incurred by the Company’s financial services operations was $39,100,000 and $16,300,000, respectively.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Interest is amortized to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at March 31, 2002, increased primarily as a result of higher levels of indebtedness and the addition of the Del Webb properties, which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,

	2002	2001

Interest in inventory at beginning of period	$68,595	$24,202
Interest capitalized	29,501	9,927
Interest expensed	(8,523)	(5,940)

Interest in inventory at end of period	$89,573	$28,189

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources:

     The Company’s net cash provided by operating activities amounted to $94.5 million compared to a use of cash of $162.9 million in the prior year. This change was primarily driven by an increase in net income, a smaller decrease in cash due to inventories and a larger decrease in PMC’s holdings of residential mortgage loans available-for-sale than in the prior year. Net cash provided by investing activities of $2.8 million was comparable to last year’s use of $1.9 million. Net cash used in financing activities of $109.7 million in 2002 primarily represents a higher level of repayments on PMC’s revolving credit facilities than in the prior year. Net cash provided by financing activities of $180.2 million in 2001 was primarily due to the issuance of $200 million senior notes in February 2001.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had $125 million outstanding under our $560 million unsecured revolving credit facilities at March 31, 2002. PMC provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at March 31, 2002, amounted to $400 million, an amount deemed adequate to cover foreseeable needs. There were approximately $261 million of borrowings outstanding under the $400 million PMC arrangements at March 31, 2002. Mortgage loans originated by PMC are subsequently sold, principally to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     Our income tax liabilities are affected by a number of factors. We anticipate that our effective tax rate for 2002 will approximate 39%.

     At March 31, 2002, we had cash and equivalents of $59.8 million and total long-term indebtedness of $1.7 billion. Sources of our working capital at March 31, 2002, include our cash and equivalents, our $560 million committed unsecured revolving credit facilities and PMC’s $400 million revolving credit facilities. Our debt-to-total capitalization, excluding our non-guarantor asset secured borrowings, was approximately 44% as of March 31, 2002. We expect to manage our debt-to-total capitalization to the 40% level by the end of 2002. It is our intent to exercise, over time, the early call provisions of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financial sources, including securities offerings.

     In April 2002, we filed a $1 billion mixed securities shelf registration (Form S-3) with the Securities and Exchange Commission. Under this shelf registration we may sell up to $1 billion in various debt and equity securities. Net proceeds from the sale of these securities will be used for general corporate purposes, which may include debt repayments, capital expenditures, acquisitions or share repurchases.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

     There were no material changes in our market risk during the three months ended March 31, 2002.

Qualitative disclosure:

     This information can be found on page 28 of Part II, of Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS:

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk,” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including:

•	our exposure to certain market risks, changes in economic conditions, tax and interest rates, foreign currency exchange rates, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, government regulations and environmental matters, as well as, general competitive factors, that may cause actual results to differ materially; and

•	our ability to integrate the acquired business operations of Del Webb, including Del Webb’s activities, management and corporate culture, with our own, and our ability to develop and manage large-scale active adult communities which differ from our historical homebuilding business.

PART II. OTHER INFORMATION

Item 6. Exhibits and Report on Form 8-K

   (a)     Exhibits

             None.

   (b)     Report on Form 8-K

             On April 25, 2002, we filed a Current Report on Form 8-K that included a press release dated April 23, 2002, which provided updated financial and other information.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC

Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: May 9, 2002