Form 10-Q
period 2002-06-30
PULTE HOMES INC/MI/
filed 2002-08-14
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2766606 (I.R.S. Employer Identification No.)

100 Bloomfield Hills Pkwy., Suite 300,
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

YES ☒      NO ☐

Number of shares of common stock outstanding as of July 31, 2002: 61,193,265

Total pages: 32

Listing of exhibits: 30

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$212,767	$72,144
Unfunded settlements	40,109	69,631
House inventory	948,410	875,690
Land inventory	3,296,508	2,958,073
Residential mortgage loans available-for-sale	286,484	431,735
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $7,471 and $3,396 in 2002 and 2001, respectively	155,529	159,604
Other assets	801,880	772,687
Deferred income taxes	57,783	67,019

Total assets	$6,107,163	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, including book overdrafts of $155,806 and $119,229 in 2002 and 2001, respectively	$1,328,893	$1,155,702
Unsecured short-term borrowings	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	272,925	413,675
Income taxes	88,082	35,370
Subordinated debentures and senior notes	1,949,265	1,722,864

Total liabilities	3,639,165	3,437,611
Shareholders’ equity	2,467,998	2,276,665

	$6,107,163	$5,714,276

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Homebuilding	$1,661,670	$1,040,685	$3,017,275	$1,865,732
Financial services	23,842	17,132	46,866	31,843
Corporate	51	905	163	1,622

Total revenues	1,685,563	1,058,722	3,064,304	1,899,197

Expenses:
Homebuilding, principally cost of sales	1,516,696	940,535	2,759,710	1,700,837
Financial services	9,376	11,216	21,088	20,328
Corporate, net	14,513	14,322	29,679	24,581

Total expenses	1,540,585	966,073	2,810,477	1,745,746

Other income:
Equity in income of joint ventures	3,244	5,918	6,929	8,724

Income from continuing operations before income taxes	148,222	98,567	260,756	162,175
Income taxes	57,814	37,948	101,708	62,437

Income from continuing operations	90,408	60,619	159,048	99,738
Loss from discontinued operations	(205)	(825)	(733)	(573)

Net income	$90,203	$59,794	$158,315	$99,165

Per share data:
Basic:
Income from continuing operations	$1.49	$1.44	$2.64	$2.38
Loss from discontinued operations	—	(.02)	(.01)	(.01)

Net income	$1.49	$1.42	$2.63	$2.37

Assuming dilution:
Income from continuing operations	$1.45	$1.40	$2.57	$2.31
Loss from discontinued operations	—	(.02)	(.01)	(.01)

Net income	$1.45	$1.38	$2.56	$2.30

Cash dividends declared	$.04	$.04	$.08	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	60,500	41,987	60,106	41,892
Assuming dilution:
Effect of dilutive securities	1,859	1,378	1,827	1,299

Adjusted weighted-average common shares and effect of dilutive securities	62,359	43,365	61,933	43,191

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise, including tax benefit of $20,638	17	52,084	—	—	—	52,101
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	2,498	—	—	2,498
Cash dividends declared	—	—	—	—	(4,866)	(4,866)
Comprehensive income (loss):
Net income	—	—	—	—	158,315	158,315
Change in fair value of derivatives	—	—	—	437	—	437
Foreign currency translation adjustments	—	—	—	(17,152)	—	(17,152)

Total comprehensive income						141,600

Shareholders’ Equity, June 30, 2002	$611	$926,281	$(12,679)	$(30,684)	$1,584,469	$2,467,998

Shareholders’ Equity, December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931
Stock option exercise, including tax benefit of $3,401	5	13,059	—	—	—	13,064
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	772	—	—	772
Cash dividends declared	—	—	—	—	(3,382)	(3,382)
Comprehensive income (loss):
Net income	—	—	—	—	99,165	99,165
Change in fair value of derivatives	—	—	—	(312)	—	(312)
Foreign currency translation adjustments	—	—	—	2,132	—	2,132

Total comprehensive income						100,985

Shareholders’ Equity, June 30, 2001	$422	$128,209	$(4,786)	$2,005	$1,233,520	$1,359,370

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Continuing operations:
Cash flows from operating activities:
Net income	$158,315	$99,165
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization, depreciation and other	21,119	9,937
Deferred income taxes	10,490	11,834
Increase (decrease) in cash due to:
Inventories	(417,092)	(499,861)
Residential mortgage loans available-for-sale	145,804	55,616
Other assets	42,149	10,473
Accounts payable and accrued liabilities	49,686	22,427
Income taxes	72,050	29,337

Net cash provided by (used in) operating activities	82,521	(261,072)

Cash flows from investing activities:
Increase in covered assets and FRF receivables	—	(2,018)
Other, net	3,696	781

Net cash provided by (used in) investing activities	3,696	(1,237)

Cash flows from financing activities:
Proceeds from borrowings	357,274	218,852
Repayment of borrowings	(325,224)	(46,417)
Issuance of common stock	31,463	9,663
Dividends paid	(4,866)	(3,382)
Other, net	(4,241)	1,413

Net cash provided by financing activities	54,406	180,129

Net increase (decrease) in cash and equivalents	140,623	(82,180)
Cash and equivalents at beginning of period	72,144	183,985

Cash and equivalents at end of period	$212,767	$101,805

Supplemental disclosure of cash flow information- cash paid during the period for:
Interest, net of amount capitalized	$22,656	$10,883

Income taxes	$16,565	$18,345

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and significant accounting policies

The condensed consolidated financial statements include the accounts of Pulte Homes, Inc., (the “Company” or “Pulte”), and all of its significant subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation (Del Webb), and other subsidiaries, that are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage Company (PMC), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Certain amounts related to non-recourse notes payable, land sales, joint ventures and title operations previously reported in the 2001 financial statements and notes thereto were reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company reorganized its structure within Mexico to create a single company, Pulte Mexico. Under the new ownership structure, these operations, which were primarily conducted through joint ventures, have been combined into Pulte Mexico and are 63.8% owned by International. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for five months, as the Mexican operations report on a one-month lag.

Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2002	2001

Foreign currency translation adjustments:
Argentina	$(28,539)	$(14,110)
Mexico	(1,890)	(451)
Change in fair value of derivatives, net of income taxes of ($100) in 2002 and $371 in 2001	(255)	592

	$(30,684)	$(13,969)

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

Effective January 1, 2002, the Company adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at June 30, 2001. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense:

	Year ended December 31,			Three Months	Six Months
				Ended	Ended
	2001	2000	1999	June 30, 2001	June 30, 2001

Net income, as reported ($000’s omitted)	$301,393	$188,513	$178,165	$59,794	$99,165

Net income, as adjusted ($000’s omitted)	$305,555	$192,675	$182,307	$60,835	$101,246

Per share data, as reported:
Basic	$6.14	$4.56	$4.12	$1.42	$2.37

Diluted	$5.99	$4.47	$4.07	$1.38	$2.30

Per share data, as adjusted
Basic	$6.22	$4.66	$4.22	$1.45	$2.42

Diluted	$6.07	$4.57	$4.16	$1.40	$2.34

During the second quarter of 2002, the Company completed the first of the required impairment tests of goodwill as of January 1, 2002, which indicated that no impairment was present.

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

New Accounting Pronouncements (continued)

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Under the provisions of SFAS No. 145, gains and losses from extinguishment of debt can only be classified as extraordinary items if they meet the criteria in APB Opinion No. 30. This Statement also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar. Finally, this Statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Certain provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement will be effective for fiscal years beginning after May 15, 2002. Early application of all the provisions of this Statement is encouraged. SFAS No. 145 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan as was required by EITF No. 94-3. This statement is effective for disposal activities initiated after December 31, 2002, with early application encouraged. SFAS No. 146 is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

2.	Segment information

The Company has three reportable segments: Homebuilding, Financial Services and Corporate.

The Company’s Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, the Company’s core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up and active adult home buyer groups.

•	International Homebuilding is primarily engaged in the acquisition and development of land for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

The Company’s Financial Services segment consists primarily of mortgage banking operations conducted through PMC and its subsidiaries.

Corporate is a non-operating business segment which supports the operations of the Company’s subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative functions to support the Company as a publicly traded entity.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Operating Data by Segment ($000's omitted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Homebuilding	$1,661,670	$1,040,685	$3,017,275	$1,865,732
Financial services	23,842	17,132	46,866	31,843
Corporate	51	905	163	1,622

Total revenues	1,685,563	1,058,722	3,064,304	1,899,197

Cost of sales:
Homebuilding	1,326,190	826,199	2,406,176	1,488,923

Selling, general and administrative:
Homebuilding	172,438	102,250	322,236	191,052
Financial services	7,955	8,946	18,081	15,749
Corporate	4,194	3,736	7,333	6,210

Total selling, general and administrative	184,587	114,932	347,650	213,011

Interest:
Homebuilding	11,367	8,296	19,890	14,236
Financial services	1,421	2,270	3,007	4,579
Corporate	9,821	8,939	19,375	15,305

Total interest	22,609	19,505	42,272	34,120

Other expense, net:
Homebuilding	6,701	3,790	11,408	6,626
Corporate	498	1,647	2,971	3,066

Total other expense, net	7,199	5,437	14,379	9,692

Total costs and expenses	1,540,585	966,073	2,810,477	1,745,746

Equity in income of joint ventures:
Homebuilding	1,548	4,339	4,291	6,072
Financial services	1,696	1,579	2,638	2,652

Total equity in income of joint ventures	3,244	5,918	6,929	8,724

Income (loss) before income taxes:
Homebuilding	146,522	104,489	261,856	170,967
Financial services	16,162	7,495	28,416	14,167
Corporate	(14,462)	(13,417)	(29,516)	(22,959)

Total income before income taxes	$148,222	$98,567	$260,756	$162,175

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At June 30, 2002:
Inventory	$4,244,918	$—	$—	$4,244,918

Identifiable assets	5,587,355	336,223	183,585	$6,107,163

At December 31, 2001:
Inventory	$3,833,763	$—	$—	$3,833,763

Identifiable assets	5,060,583	485,297	168,396	$5,714,276

3.	Debt

In June 2002, the Company sold $300 million of 7.875% senior notes due in 2032. Net proceeds received from the sale were used to repay short-term debt, certain other indebtedness assumed in the Del Webb merger and for other general corporate purposes.

4.	Supplemental Guarantor information ($000’s omitted)

The Company has the following outstanding senior note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, (5) $200,000, 8.125%, due 2011, (6) $498,635, 7.875%, due 2011, (7) $150,000, 7.625%, due 2017; and (8) $300,000, 7.875%, due 2032. Obligations under these notes to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Del Webb has the following outstanding senior subordinated note obligations: (1) $166,418, 9.375%, due 2009 and (2) $114,469, 10.25%, due 2010. Obligations under these notes to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$154,849	$57,918	$—	$212,767
Unfunded settlements	—	41,648	(1,539)	—	40,109
House and land inventories	—	4,114,697	130,221	—	4,244,918
Residential mortgage loans available-for-sale	—	—	286,484	—	286,484
Land held for sale	—	268,549	—	—	268,549
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	155,529	—	—	155,529
Other assets	54,978	386,816	91,537	—	533,331
Deferred income taxes	57,783	—	—	—	57,783
Investment in subsidiaries	2,251,400	791,273	1,707,195	(4,749,868)	—
Advances receivable — subsidiaries	1,971,671	206,368	1,656	(2,179,695)	—

	$4,335,832	$6,426,722	$2,274,172	$(6,929,563)	$6,107,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$123,931	$1,074,403	$130,559	$—	$1,328,893
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	272,925	—	272,925
Income taxes	88,082	—	—	—	88,082
Subordinated notes and senior notes	1,652,257	297,008	—	—	1,949,265
Advances payable — subsidiaries	3,564	1,859,775	316,356	(2,179,695)	—

Total liabilities	1,867,834	3,231,186	719,840	(2,179,695)	3,639,165
Shareholders’ equity	2,467,998	3,195,536	1,554,332	(4,749,868)	2,467,998

	$4,335,832	$6,426,722	$2,274,172	$(6,929,563)	$6,107,163

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.     Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$15,621	$33,643	$22,880	$—	$72,144
Unfunded settlements	—	73,126	(3,495)	—	69,631
House and land inventories	—	3,796,092	37,671	—	3,833,763
Residential mortgage loans available-for-sale	—	—	431,735	—	431,735
Land held for sale	—	231,397	—	—	231,397
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	159,604	—	—	159,604
Other assets	53,369	381,610	106,311	—	541,290
Deferred income taxes	78,199	(11,225)	45	—	67,019
Investment in subsidiaries	2,089,940	84,416	1,594,789	(3,769,145)	—
Advances receivable — subsidiaries	1,729,832	932,092	42,639	(2,704,563)	—

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$132,300	$950,486	$72,916	$—	$1,155,702
Unsecured short-term borrowings	110,000	—	—	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	413,675	—	413,675
Income taxes	59,397	(24,027)	—	—	35,370
Subordinated notes and senior notes	1,354,290	368,574	—	—	1,722,864
Advances payable — subsidiaries	34,309	2,474,025	196,229	(2,704,563)	—

Total liabilities	1,690,296	3,769,058	682,820	(2,704,563)	3,437,611

Shareholders’ equity	2,276,665	2,218,690	1,550,455	(3,769,145)	2,276,665

	$3,966,961	$5,987,748	$2,233,275	$(6,473,708)	$5,714,276

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,610,406	$51,264	$—	$1,661,670
Financial services	—	3,211	20,631	—	23,842
Corporate	27	24	—	—	51

Total revenues	27	1,613,641	71,895	—	1,685,563

Expenses:
Homebuilding:
Cost of sales	—	1,286,111	40,079	—	1,326,190
Selling, general and administrative and other expense	2,056	178,574	9,876	—	190,506
Financial services	—	936	8,440	—	9,376
Corporate, net	14,155	96	262	—	14,513

Total expenses	16,211	1,465,717	58,657	—	1,540,585

Other Income:
Equity in income of joint ventures	—	955	2,289	—	3,244

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16,184)	148,879	15,527	—	148,222
Income taxes (benefit)	(6,639)	58,196	6,257	—	57,814

Income (loss) from continuing operations before equity in income of subsidiaries	(9,545)	90,683	9,270	—	90,408
Loss from discontinued operations	(202)	—	(3)	—	(205)

Income (loss) before equity in income of subsidiaries	(9,747)	90,683	9,267	—	90,203

Equity in income (loss) of subsidiaries:
Continuing operations	99,953	8,239	73,111	(181,303)	—
Discontinued operations	(3)	—	—	3	—

	99,950	8,239	73,111	(181,300)	—

Net income	$90,203	$98,922	$82,378	$(181,300)	$90,203

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,943,642	$73,633	$—	$3,017,275
Financial services	—	6,255	40,611	—	46,866
Corporate	129	34	—	—	163

Total revenues	129	2,949,931	114,244	—	3,064,304

Expenses:
Homebuilding:
Cost of sales	—	2,348,268	57,908	—	2,406,176
Selling, general and administrative and other expense	5,402	331,162	16,970	—	353,534
Financial services	—	1,911	19,177	—	21,088
Corporate, net	27,220	2,092	367	—	29,679

Total expenses	32,622	2,683,433	94,422	—	2,810,477

Other Income:
Equity in income of joint ventures	—	1,504	5,425	—	6,929

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(32,493)	268,002	25,247	—	260,756
Income taxes (benefit)	(13,996)	104,758	10,946	—	101,708

Income (loss) from continuing operations before equity in income of subsidiaries	(18,497)	163,244	14,301	—	159,048
Loss from discontinued operations	(730)	—	(3)	—	(733)

Income (loss) before equity in income of subsidiaries	(19,227)	163,244	14,298	—	158,315

Equity in income (loss) of subsidiaries:
Continuing operations	177,545	14,365	109,348	(301,258)	—
Discontinued operations	(3)	—	—	3	—

	177,542	14,365	109,348	(301,255)	—

Net income	$158,315	$177,609	$123,646	$(301,255)	$158,315

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2001
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,032,412	$8,273	$—	$1,040,685
Financial services	—	1,950	15,182	—	17,132
Corporate	21	884	—	—	905

Total revenues	21	1,035,246	23,455	—	1,058,722

Expenses:
Homebuilding:
Cost of sales	—	819,178	7,021	—	826,199
Selling, general and administrative and other expense	686	111,270	2,380	—	114,336
Financial services	—	543	10,673	—	11,216
Corporate, net	12,151	2,308	(137)	—	14,322

Total expenses	12,837	933,299	19,937	—	966,073

Other Income:
Equity in income of joint ventures	—	4,665	1,253	—	5,918

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(12,816)	106,612	4,771	—	98,567
Income taxes (benefit)	(7,071)	41,079	3,940	—	37,948

Income (loss) from continuing operations before equity in income of subsidiaries	(5,745)	65,533	831	—	60,619
Loss from discontinued operations	(717)	—	(108)	—	(825)

Income (loss) before equity in income of subsidiaries	(6,462)	65,533	723	—	59,794

Equity in income (loss) of subsidiaries:
Continuing operations	66,364	3,572	61,957	(131,893)	—
Discontinued operations	(108)	—	—	108	—

	66,256	3,572	61,957	(131,785)	—

Net income	$59,794	$69,105	$62,680	$(131,785)	$59,794

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2001
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,845,935	$19,797	$—	$1,865,732
Financial services	—	3,494	28,349	—	31,843
Corporate	50	1,572	—	—	1,622

Total revenues	50	1,851,001	48,146	—	1,899,197

Expenses:
Homebuilding:
Cost of sales	—	1,471,669	17,254	—	1,488,923
Selling, general and administrative and other expense	1,334	206,413	4,167	—	211,914
Financial services	—	1,032	19,296	—	20,328
Corporate, net	21,114	4,055	(588)	—	24,581

Total expenses	22,448	1,683,169	40,129	—	1,745,746

Other Income:
Equity in income of joint ventures	—	4,595	4,129	—	8,724

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(22,398)	172,427	12,146	—	162,175
Income taxes (benefit)	(11,234)	66,506	7,165	—	62,437

Income (loss) from continuing operations before equity in income of subsidiaries	(11,164)	105,921	4,981	—	99,738
Income (loss) from discontinued operations	(1,045)	—	472	—	(573)

Income (loss) before equity in income of subsidiaries	(12,209)	105,921	5,453	—	99,165

Equity in income of subsidiaries:
Continuing operations	110,902	6,951	103,775	(221,628)	—
Discontinued operations	472	—	—	(472)	—

	111,374	6,951	103,775	(222,100)	—

Net income	$99,165	$112,872	$109,228	$(222,100)	$99,165

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Continuing operations:
Cash flows from operating activities:
Net income	$158,315	$177,609	$123,646	$(301,255)	$158,315
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(177,542)	(14,365)	(109,348)	301,255	—
Amortization, depreciation and other	3,012	19,815	(1,708)	—	21,119
Deferred income taxes	10,490	—	—	—	10,490
Increase (decrease) in cash due to:
Inventories	—	(394,556)	(22,536)	—	(417,092)
Residential mortgage loans available-for-sale	—	—	145,804	—	145,804
Other assets	(1,609)	48,894	(5,136)	—	42,149
Accounts payable and accrued liabilities	(8,368)	62,554	(4,500)	—	49,686
Income taxes	(4,117)	70,998	5,169	—	72,050

Net cash provided by (used in) operating activities	(19,819)	(29,051)	131,391	—	82,521

Cash flows from investing activities:
Dividends received from subsidiaries	—	16,500	—	(16,500)	—
Investment in subsidiary	—	(645)	—	645	—
Advances to affiliates	(179,108)	38,777	32,681	107,650	—
Other, net	—	—	3,696	—	3,696

Net cash provided by (used in) investing activities	(179,108)	54,632	36,377	91,795	3,696

Cash flows from financing activities:
Proceeds from borrowings	298,819	58,455	—	—	357,274
Repayment of borrowings	(111,365)	(70,596)	(143,263)	—	(325,224)
Capital contributions from parent	—	—	645	(645)	—
Advances from affiliates	(30,745)	107,766	30,629	(107,650)	—
Issuance of common stock	31,463	—	—	—	31,463
Dividends paid	(4,866)	—	(16,500)	16,500	(4,866)
Other, net	—	—	(4,241)	—	(4,241)

Net cash provided by (used in) financing activities	183,306	95,625	(132,730)	(91,795)	54,406

Net increase (decrease) in cash and equivalents	(15,621)	121,206	35,038	—	140,623
Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$154,849	$57,918	$—	$212,767

PULTE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Supplemental Guarantor information (continued)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

A summary of our operating results by business segment for the three and six month periods ended June 30, 2002 and 2001 is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Pre-tax income (loss):
Homebuilding operations	$146,522	$104,489	$261,856	$170,967
Financial Services operations	16,162	7,495	28,416	14,167
Corporate	(14,462)	(13,417)	(29,516)	(22,959)

Pre-tax income from continuing operations	148,222	98,567	260,756	162,175
Income taxes	57,814	37,948	101,708	62,437

Income from continuing operations	90,408	60,619	159,048	99,738
Loss from discontinued operations	(205)	(825)	(733)	(573)

Net income	$90,203	$59,794	$158,315	$99,165

Per share data — assuming dilution:
Income from continuing operations	$1.45	$1.40	$2.57	$2.31
Loss from discontinued operations	—	(.02)	(.01)	(.01)

Net income	$1.45	$1.38	$2.56	$2.30

A comparison of pre-tax income (loss) for the three and six month periods ended June 30, 2002 and 2001 is as follows:

•	Pre-tax income of our homebuilding business segment increased 40% and 53%, respectively, due primarily to the improvement in Domestic Homebuilding operations, which benefited from the acquired operations of Del Webb. Domestic average unit selling price increased by 9% and 10%, respectively, while domestic gross margin percentages remained relatively flat over the prior year periods.

•	Pre-tax income of our financial services business segment more than doubled over the prior year periods as a result of higher volumes, steady interest rates and effectively leveraged overheads.

•	Pre-tax loss of our corporate business segment increased 8% and 29%, respectively, primarily as a result of higher interest costs related to the merger with Del Webb.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations:

     Our homebuilding operations are organized into two distinct business units, Domestic and International:

•	Domestic Homebuilding operations are conducted in 43 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up and active adult homebuyers.

•	International Homebuilding operations are conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle to upper income consumer groups. We also have agreements in place with multi-national corporations to provide social interest and employee housing in Mexico.

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures for the three and six months ended June 30, 2002 and 2001, are as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Pulte/Pulte-affiliate homebuilding settlement revenues:
Domestic	$1,576,285	$997,712	$2,885,873	$1,803,508
International	57,919	47,575	104,741	97,507

Total Homebuilding	$1,634,204	$1,045,287	$2,990,614	$1,901,015

Pulte/Pulte-affiliate settlements—units:
Domestic	6,593	4,551	12,095	8,319
International:
Pulte	1,732	54	2,453	143
Pulte-affiliated entities	43	1,590	964	3,275

Total International	1,775	1,644	3,417	3,418

Total Pulte and Pulte-affiliate settlements—units	8,368	6,195	15,512	11,737

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

     Our metropolitan Phoenix operations accounted for 11% of Domestic Homebuilding unit net new orders and unit settlements, and 10% of Domestic Homebuilding settlement revenues for the three-month period ended June 30, 2002. For the six-month period, the metropolitan Phoenix operations accounted for 11% of unit net new orders, 12% of unit settlements and 11% of settlement revenues. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three and six-month periods ended June 30, 2002 or 2001.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Unit settlements:
Northeast	504	451	920	844
Southeast	1,888	1,751	3,564	3,360
Midwest	976	742	1,678	1,190
Central	1,035	870	1,753	1,502
West	2,190	737	4,180	1,423

	6,593	4,551	12,095	8,319

Net new orders — units:
Northeast	660	655	1,454	1,187
Southeast	2,285	1,954	4,515	4,487
Midwest	1,246	871	2,546	1,974
Central	1,308	914	2,592	2,268
West	2,780	784	5,260	1,717

	8,279	5,178	16,367	11,633

Net new orders — dollars ($000’s omitted)	$2,041,000	$1,078,000	$4,045,000	$2,477,000

Unit backlog:
Northeast			1,365	1,153
Southeast			3,510	3,268
Midwest			2,243	1,691
Central			1,742	1,580
West			4,090	1,099

			12,950	8,791

Backlog at June 30 — dollars ($000’s omitted)			$3,277,000	$2,010,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     For the three months ended June 30, 2002, unit settlements increased 45% to 6,593 units. This increase was due to the inclusion of the acquired Del Webb operations, which contributed almost 1,700 units, and an 8% increase in the traditional Pulte operations. For the six-month period, unit settlements also increased 45% with the Del Webb operations contributing over 3,200 units along with a 6% increase in the traditional Pulte operations. Unit net new orders increased 60% and 41% for the three and six-month periods ended June 30, 2002, respectively. The Del Webb operations contributed approximately 2,100 and 3,900 units, respectively, while the traditional Pulte operations increased 19% and 7%, respectively. The average selling price for homes closed increased 9% to $239,000 for the three months ended June 30, 2002, and 10% to $239,000 for the six months then ended. The increase benefited from Del Webb product offerings, which sold for an average of $265,000 for the six month period ended June 30, 2002, while the traditional Pulte operations’ average selling price increased 6% over the same period. Ending backlog, which represents orders for homes that have not yet closed, grew to 12,950 units, including 3,800 Del Webb units. The dollar value of backlog was up 63% to nearly $3.3 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and six months ended June 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Home sale revenue (settlements)	$1,576,285	$997,712	$2,885,873	$1,803,508
Land sale revenue	34,121	34,700	57,769	42,427
Home cost of sales	(1,262,544)	(796,877)	(2,309,469)	(1,442,647)
Land cost of sales	(23,567)	(22,301)	(38,799)	(29,022)
Selling, general and administrative expense	(163,086)	(99,596)	(305,881)	(185,798)
Interest (a)	(11,367)	(8,296)	(19,890)	(14,236)
Other income (expense), net	(5,265)	606	(9,175)	(2,939)

Pre-tax income	$144,577	$105,948	$260,428	$171,293

Average sales price	$239	$219	$239	$217

     (a)The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Gross profit margins were 19.9% and 20.0%, respectively, for the three and six month periods ended June 30, 2002, compared to 20.1% and 20.0%, respectively, for the same periods in the prior year. Purchase accounting adjustments associated with the merger reduced gross margin by approximately $1.2 million, or 10 basis points for the three months ended June 30, 2002, and approximately $2.9 million, or 10 basis points for the six months then ended. As a percentage of home settlement revenue, selling, general and administrative expenses increased approximately 30 basis points for both the three and six-month periods ended June 30, 2002, reflecting the inclusion of Del Webb expenses in 2002. The change in other income (expense), net for both the three and six months ended June 30, 2002 is related to the amortization of certain purchase accounting adjustments. Additionally, both the three and six month periods ended June 30, 2001 includes income from a land development joint venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     We consider land development one of our core competencies. This includes the development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Land sales increased over the prior year due to the addition of the Del Webb operations. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to rationalize certain existing land positions to ensure the most effective use of invested capital.

     Our Domestic Homebuilding operations controlled approximately 118,000 lots at June 30, 2002, of which approximately 83,700 lots were owned and approximately 34,300 lots were controlled through option agreements. At June 30, 2001, we controlled approximately 79,000 lots, of which approximately 44,200 lots were owned, and approximately 34,800 lots were controlled through option agreements.

     Domestic Homebuilding inventory at June 30, 2002, was approximately $4.0 billion of which $3.1 billion was related to land and land development. At June 30, 2001, Domestic Homebuilding inventory approximated $2.2 billion, of which $1.6 billion was related to land and land development.

     Included in other assets is $268.5 million in land held for disposition as of June 30, 2002, as compared to $177.5 million in the prior year.

     In addition, there were approximately 26,700 lots valued at $673 million under option at June 30, 2002, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 16,900 lots valued at $425 million at June 30, 2001.

International Homebuilding:

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina.

     Mexico    Effective January 1, 2002, Pulte International reorganized its structure within Mexico to create a single company, Pulte Mexico, which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico    Operations in Puerto Rico are conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation and two joint ventures.

     Argentina    Operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the three and six months ended June 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$51,264	$8,273	$73,633	$19,797
Cost of sales	(40,079)	(7,021)	(57,908)	(17,254)
Selling, general and administrative expense	(9,352)	(2,654)	(16,355)	(5,254)
Other income (expense), net	(82)	(82)	(858)	360
Minority interest	(776)	—	(396)	—
Equity in income of joint ventures	970	25	3,312	2,025

Pre-tax income (loss)	$1,945	$(1,459)	$1,428	$(326)

Unit settlements:
Pulte	1,732	54	2,453	143
Pulte-affiliated entities	43	1,590	964	3,275

Total Pulte and Pulte-affiliates	1,775	1,644	3,417	3,418

     Increased revenues in 2002 are due to the consolidation of the Mexican operations for five months of 2002 and a full period’s reflection of the Argentine operations, which had only begun recognizing its first closings in June of 2001. Revenues from the Mexican operations were $44 million and $62 million for the three and six-month periods ended June 30, 2002, respectively. The Argentine operations contributed $6 million and $10 million, respectively. The increases in cost of sales and selling, general and administrative expense are a result of the consolidation of the Mexican operations. Equity in income of joint ventures in 2002 represents one month of the Mexican joint venture operations and our Puerto Rican joint venture located in San Juan, which had its first closings during the third quarter of 2001.

     Our Argentine operations recorded a $75,000 transaction loss for the six months ended June 30, 2002, as the value of the Argentine peso continued to fluctuate following the Argentine government’s decision to de-link its valuation from the U.S. Dollar. We also recorded a foreign currency translation loss of $14.4 million, as a component of other comprehensive income during the first six months of 2002. It remains unclear at this time how the Argentine financial and currency markets will be impacted for the remainder of 2002 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. Our remaining net investment in Argentina at June 30, 2002, which is exposed to such risks, approximated $10.6 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Operations:

     We conduct our financial services operations primarily through Pulte Mortgage Corporation (PMC), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three and six month periods ended June 30, 2002, was $16.2 million and $28.4 million, respectively, compared to $7.5 million and $14.2, respectively, for the prior year periods. This improvement in performance was a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the inclusion of Del Webb’s mortgage operations.

     The following table presents mortgage origination data for PMC:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Total originations:
Loans	4,994	4,013	9,220	7,271

Principal ($000’s omitted)	$804,400	$613,700	$1,476,200	$1,102,800

Originations for Pulte customers:
Loans	4,393	3,094	7,956	5,396

Principal ($000’s omitted)	$708,800	$470,100	$1,273,400	$835,300

     Mortgage origination principal volume for the three and six month periods ended June 30, 2002, increased 31% and 34%, respectively, from the comparable 2001 periods due to an increase in capture rate and the inclusion of Del Webb volume. Del Webb accounted for $154 million and $297 million, respectively, of the total mortgage origination principal volume for the three and six-month periods ended June 30, 2002. Refinancings accounted for approximately 3% of total originations for the three months ended June 30, 2002, compared to 11% in the prior year. For the six months ended June 30, refinancings represented 5% of total originations in 2002 compared to 11% in 2001. Adjustable rate mortgages (ARMs) represented 11% of total originations for the three months ended June 30, 2002, compared to 3% in the prior year. ARMs represented 10% and 2% of total originations for the six months ended June 30, 2002 and 2001, respectively. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 88% and 86%, respectively, of total PMC volume for the three and six-month periods ended June 30, 2002, compared to 77% and 74%, respectively, in the prior year. At June 30, 2002, loan application backlog increased 21% to $1.2 billion as compared with $991 million at June 30, 2001.

     Income from our title operations increased to $2.7 million for the three months ended June 30, 2002, from $1.7 million in 2001, and to $4.9 million for the six months ended, from $3.0 million in 2001. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $1.2 million for the three months ended June 30, 2002, compared to $1.3 million in 2001, and $2.1 million for the six months ended June 30, 2002 compared to $2.2 million in 2001.

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. The effect of these derivative financial instruments continues to be immaterial to our financial position, results of operations and cash flows.

Corporate:

     Corporate is a non-operating business segment which supports the operations of our subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the administrative support associated with being a publicly traded entity. As a result, the corporate segment’s operating results will vary from quarter to quarter as these strategic initiatives evolve.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Corporate (continued):

     The following table presents corporate results of operations for the three and six months ended June 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net interest expense	$9,770	$8,034	$19,212	$13,683
Other corporate expenses, net	4,692	5,383	10,304	9,276

Loss before income taxes	$14,462	$13,417	$29,516	$22,959

     The increase in pre-tax loss for Corporate was driven primarily by higher net interest expense due to higher indebtedness as a result of the Del Webb merger and the issuance of $300 million in new senior notes in June 2002. Interest incurred for the three and six-month periods ended June 30, 2002, excluding interest incurred by our financial services operations, was approximately $40.1 million and $79.2 million, respectively.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense over a period that approximates the average life cycle of our communities. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Interest in inventory at beginning of period	$89,573	$28,189	$68,595	$24,202
Interest capitalized	29,241	10,296	58,742	20,223
Interest expensed	(11,367)	(8,296)	(19,890)	(14,236)

Interest in inventory at end of period	$107,447	$30,189	$107,447	$30,189

Liquidity and Capital Resources:

     Our net cash provided by operating activities amounted to $82.5 million compared to a use of cash of $261.1 million in the prior year. An increase in net income, a smaller decrease in cash due to inventories and a larger decrease in PMC’s holdings of residential mortgage loans available-for-sale primarily drove this change. Net cash from investing activities was relatively consistent with the prior year. Net cash from financing activities decreased from $180.1 million in 2001 to $54.4 million in 2002, as proceeds from the issuance of $300 million senior notes were used for the repayment of certain Del Webb debt and our revolving credit facility.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $570 million unsecured revolving credit facilities at June 30, 2002. PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, at June 30, 2002, amounted to $400 million, an amount deemed adequate to cover foreseeable needs. There were approximately $273 million of borrowings outstanding under the $400 million PMC arrangement at June 30, 2002. Mortgage loans originated by PMC are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

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

     On June 12, 2002, we sold $300 million of 7.875% senior notes, due 2032, from our $1 billion shelf registration. Cash provided by operations, combined with the net proceeds from this sale of senior notes were used to call and redeem approximately $70 million of Del Webb’s senior subordinated notes and to repay short-term borrowings under our revolving bank credit arrangements.

     At June 30, 2002, we had cash and equivalents of $212.8 million and total long-term indebtedness of $1.9 billion. Sources of our working capital at June 30, 2002, include cash and equivalents, our $570 million committed unsecured revolving credit facilities and PMC’s $400 million revolving credit facilities. Our debt-to-total capitalization, excluding our non-guarantor asset secured borrowings, was approximately 44% as of June 30, 2002, and approximately 41% on a net basis. We expect to manage our net debt-to-total capitalization to the 40% level by the end of 2002. It is our intent to exercise, over time, the early call provisions of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financial sources, including securities offerings.

Inflation:

     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation, because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

     We are subject to interest rate risk on our long-term debt. We seek to minimize our interest rate exposure by using variable rate financing; however, we run the risk of interest rate declines with respect to our fixed rate long term corporate debt instruments. The following table sets forth, as of June 30, 2002, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ($000’s omitted):

								Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	6/30/2002

Rate sensitive liabilities:
Fixed interest rate debt:
Pulte Homes, Inc. public debt instruments	$—	$275,000	$112,000	$125,000	$—	$1,429,522	$1,941,522	$2,041,027
Average interest rate	—	8.59%	8.38%	7.30%	—	8.27%	8.26%	—
Pulte Home Corporation other limited-recourse debt	$520	$15,833	$12,833	$2,758	$—	$—	$31,945	$31,945
Average interest rate	7.00%	6.46%	6.70%	9.00%	—	—	6.78%	—

Qualitative disclosure:

     This information can be found on page 28 of Part II, of Item 7A., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

Forward-Looking Statements:

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 3., “Quantitative and Qualitative Disclosures About Market Risk”, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such matters involve risks and uncertainties, including:

•	our exposure to certain market risks, changes in economic conditions, tax and interest rates, foreign currency exchange rates, availability of financing, changes in the insurance industry, increases in raw material and labor costs, issues and timing surrounding land entitlement and development, weather conditions, government regulations and environmental matters, as well as, general competitive factors, that may cause actual results to differ materially; and

•	our ability to integrate the recently acquired business operations of Del Webb, including Del Webb’s activities, management and corporate culture, with our own, and our ability to develop and manage active adult communities which differ from our historical homebuilding business.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company’s Annual Meeting of Shareholders was held on May 15, 2002. The following matters were considered and acted upon, with the results indicated below.

				Shares
		Shares		Withholding
	Shares	Voted	Shares	Authority
	Voted For	Against	Abstaining	To Vote

Election of Directors
The election of Director for term expiring 2003:
Bernard W. Reznicek	54,899,775	—	401,660	—
The election of Director for term expiring 2004:
Michael E. Rossi	54,896,498	—	404,937	—
The election of Director for term expiring 2005:
D. Kent Anderson	54,899,856	—	401,579	—
Mark J. O’Brien	54,899,867	—	401,568	—
John J. Shea	54,899,953	—	401,482	—
Proposal to amend Pulte’s Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 shares, $0.01 par value, to 200,000,000 shares, $0.01 par value	52,460,382	2,660,863	180,191	—
Proposal to adopt the Pulte Homes, Inc. Stock Incentive Plan	46,943,165	8,175,601	182,671	—

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Page Herein or Incorporated
Exhibit Number and Description	By Reference From

(4) (a) Declaration of Trust of PH Trust I	Filed as Exhibit 4.26 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(b) Declaration of Trust of PH Trust II	Filed as Exhibit 4.27 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

PART II. OTHER INFORMATION (continued)

(a) Exhibits (continued)

Page Herein or Incorporated
Exhibit Number and Description		By Reference From

(c)	Certificate of Trust of PH Trust I	Filed as Exhibit 4.29 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(d)	Certificate of Trust of PH Trust II	Filed as Exhibit 4.30 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(e)	Form of Pulte Homes, Inc. Guarantee Agreement	Filed as Exhibit 4.32 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(f)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(g)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Report on Form 8-K

     On June 6, 2002, we filed a Current Report on Form 8-K, which included a press release dated May 15, 2002, providing information regarding certain organizational changes.

     On June 6, 2002, we filed a Current Report on Form 8-K, which included a press release dated May 16, 2002, announcing that Bernard W. Reznicek has joined the Board of Directors.

     On June 12, 2002, we filed a Current Report on Form 8-K, announcing the amendment of our Restated Articles of Incorporation to increase the authorized capital from 100,000,000 Common Shares, par value $0.01 per share, to 200,000,000 Common Shares, par value $0.01 per share.

     On June 13, 2002, we filed a Current Report on Form 8-K, which included a press release dated June 12, 2002, announcing the completion of a public offering of $300 million principal amount of 7.875% senior notes due 2032, and (2) a notice of our election to redeem all of Del Webb’s outstanding 9% senior subordinated debentures due 2006.

     On July 24, 2002, we filed a Current Report on Form 8-K, which included a press release dated June 23, 2002, announcing our earnings for the second quarter ended June 30, 2002.

     On August 13, 2002, we filed a Current Report on Form 8-K, which included the sworn statements of Mark J. O’Brien, Chief Executive Officer, and Roger A. Cregg, Chief Financial Officer. The Form 8-K also included a press release dated August 13, 2002, announcing the signing of the sworn statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: August 13, 2002

Exhibit Index

Page Herein or Incorporated
Exhibit Number and Description		By Reference From

(4) (a)	Declaration of Trust of PH Trust I	Filed as Exhibit 4.26 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(b)	Declaration of Trust of PH Trust II	Filed as Exhibit 4.27 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(c)	Certificate of Trust of PH Trust I	Filed as Exhibit 4.29 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(d)	Certificate of Trust of PH Trust II	Filed as Exhibit 4.30 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(e)	Form of Pulte Homes, Inc. Guarantee Agreement	Filed as Exhibit 4.32 to the Company’s
Registration Statement on Form S-3
(Registration Statement No 33-86806)

(f)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(g)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002