Form 10-Q
period 2002-09-30
PULTE HOMES INC/MI/
filed 2002-11-13
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

YES ☒             NO ☐

Number of shares of common stock outstanding as of October 31, 2002: 61,206,065

Total pages: 35

Listing of exhibits: 32

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$212,077	$72,144
Unfunded settlements	44,613	69,631
House inventory	1,080,636	875,690
Land inventory	3,358,424	2,958,073
Residential mortgage loans available-for-sale	329,161	431,735
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $9,509 and $3,396 in 2002 and 2001, respectively	153,491	159,604
Other assets	781,711	772,687
Deferred income taxes	51,351	67,019

Total assets	$6,319,157	$5,714,276

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities, including book overdrafts of $161,835 and $119,229 in 2002 and 2001, respectively	$1,425,222	$1,155,702
Unsecured short-term borrowings	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	301,695	413,675
Income taxes	80,972	35,370
Subordinated debentures and senior notes	1,918,364	1,722,864

Total liabilities	3,726,253	3,437,611
Shareholders’ equity	2,592,904	2,276,665

	$6,319,157	$5,714,276

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
($000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Homebuilding	$1,831,317	$1,463,427	$4,848,592	$3,329,159
Financial services	27,836	20,898	74,702	52,741
Corporate	353	494	516	2,116

Total revenues	1,859,506	1,484,819	4,923,810	3,384,016

Expenses:
Homebuilding, principally cost of sales	1,652,004	1,322,192	4,411,714	3,023,029
Financial services	10,091	11,839	31,179	32,167
Corporate, net	13,607	16,790	43,286	41,371

Total expenses	1,675,702	1,350,821	4,486,179	3,096,567

Other income:
Equity in income of joint ventures	2,290	1,225	9,219	9,949

Income from continuing operations before income taxes	186,094	135,223	446,850	297,398
Income taxes	72,585	52,072	174,293	114,509

Income from continuing operations	113,509	83,151	272,557	182,889
Income (loss) from discontinued operations	9,937	(364)	9,204	(937)

Net income	$123,446	$82,787	$281,761	$181,952

Per share data:
Basic:
Income from continuing operations	$1.87	$1.56	$4.52	$3.99
Income (loss) from discontinued operations	.16	(.01)	.15	(.02)

Net income	$2.03	$1.55	$4.67	$3.97

Assuming dilution:
Income from continuing operations	$1.83	$1.53	$4.42	$3.89
Income (loss) from discontinued operations	.16	(.01)	.15	(.02)

Net income	$1.99	$1.52	$4.57	$3.87

Cash dividends declared	$.04	$.04	$.12	$.12

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	60,792	53,421	60,343	45,777
Assuming dilution:
Effect of dilutive securities	1,158	1,097	1,371	1,188

Adjusted weighted-average common shares and effect of dilutive securities	61,950	54,518	61,714	46,965

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise, including tax benefit of $20,638	18	57,722	—	—	—	57,740
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	3,905	—	—	3,905
Cash dividends declared	—	—	—	—	(7,314)	(7,314)
Comprehensive income (loss):
Net income	—	—	—	—	281,761	281,761
Change in fair value of derivatives	—	—	—	(1,607)	—	(1,607)
Foreign currency translation adjustments	—	—	—	(18,246)	—	(18,246)

Total comprehensive income						261,908

Shareholders’ Equity, September 30, 2002	$612	$931,919	$(11,272)	$(33,822)	$1,705,467	$2,592,904

Shareholders’ Equity, December 31, 2000	$416	$109,593	$—	$185	$1,137,737	$1,247,931
Common stock issued in acquisition	17	729,370	—	—	—	729,387
Stock option exercise, including tax benefit of $3,567	5	13,382	—	—	—	13,387
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	1,235	—	—	1,235
Cash dividends declared	—	—	—	—	(5,738)	(5,738)
Comprehensive income:
Net income	—	—	—	—	181,952	181,952
Change in fair value of derivatives	—	—	—	827	—	827
Foreign currency translation adjustments	—	—	—	902	—	902

Total comprehensive income						183,681

Shareholders’ Equity, September 30, 2001	$439	$857,902	$(4,323)	$1,914	$1,313,951	$2,169,883

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Continuing operations:
Cash flows from operating activities:
Net income	$281,761	$181,952
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization, depreciation and other	23,224	20,624
Deferred income taxes	15,668	15,776
Increase (decrease) in cash due to:
Inventories	(626,917)	(763,982)
Residential mortgage loans available-for-sale	102,574	(42,777)
Other assets	60,713	7,944
Accounts payable and accrued liabilities	171,127	111,403
Income taxes	66,194	50,145

Net cash provided by (used in) operating activities	94,344	(418,915)

Cash flows from investing activities:
Del Webb acquisition, net of cash acquired	—	10,310
Increase in covered assets and FRF receivables	—	(2,876)
Other, net	4,392	(519)

Net cash provided by (used in) investing activities	4,392	6,915

Cash flows from financing activities:
Payment of long-term debt and bonds	(102,709)	(206,861)
Proceeds from borrowings	343,479	793,287
Repayment of borrowings	(224,776)	(303,960)
Issuance of common stock	37,102	9,820
Dividends paid	(7,314)	(5,738)
Other, net	(4,585)	1,221

Net cash provided by financing activities	41,197	287,769

Net increase (decrease) in cash and equivalents	139,933	(124,231)
Cash and equivalents at beginning of period	72,144	183,985

Cash and equivalents at end of period	$212,077	$59,754

Supplemental disclosure of cash flow information-cash paid during the period for:
Interest, net of amount capitalized	$50,639	$22,070

Income taxes	$89,271	$44,789

Non-cash investing activity:
Issuance of common stock for Del Webb acquisition	$—	$720,111

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts previously reported in the 2001 financial statements and notes thereto were reclassified to conform to the 2002 presentation.

Effective January 1, 2002, the Company reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico). Under the new ownership structure, the Company’s operations in Mexico, which were primarily conducted through joint ventures, have been combined into Pulte Mexico and are 63.8% owned by International. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for eight months, as the operations in Mexico report on a one-month lag.

Other Comprehensive Income (Loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30,	December 31,
	2002	2001

Foreign currency translation adjustments:
Argentina	$(28,115)	$(14,110)
Mexico	(4,692)	(451)
Change in fair value of derivatives, net of income taxes of $650 in 2002 and $(371) in 2001	(1,015)	592

	$(33,822)	$(13,969)

Intangible assets

Intangible assets, which consist of certain trademarks and tradenames, resulted from the acquisition of Del Webb in 2001. The determination of the value of these intangible assets was performed by independent appraisers and advisors utilizing proven valuation procedures. These intangible assets are routinely reviewed for impairment indicators or when events and circumstances warrant. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. Trademarks and tradenames are amortized on a straight-line basis over a 20-year life.

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

Goodwill represents the cost of acquired companies in excess of the fair value of net assets at acquisition date. The majority of the goodwill recorded resulted from the acquisition of Del Webb in 2001 and has been included in the homebuilding segment. Goodwill is reviewed by management for impairment annually, or whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

Effective January 1, 2002, the Company adopted the nonamortization provisions of SFAS No. 142 related to the goodwill existing at June 30, 2001. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense ($000’s omitted, except per share data):

				Three Months	Nine Months
	Year ended December 31,			Ended	Ended
				September 30,	September 30,
	2001	2000	1999	2001	2001

Income from continuing operations, as reported	$302,425	$218,384	$178,287	$83,151	$182,889

Net income, as reported	$301,393	$188,513	$178,165	$82,787	$181,952

Income from continuing operations, as adjusted	$306,587	$222,546	$182,249	$84,192	$186,011

Net income, as adjusted	$305,555	$192,675	$182,307	$83,828	$185,074

Per share data, as reported:
Basic:
Income from continuing operations	$6.16	$5.29	$4.12	$1.56	$4.00

Net Income	$6.14	$4.56	$4.12	$1.55	$3.97

Diluted:
Income from continuing operations	$6.01	$5.18	$4.07	$1.53	$3.89

Net income	$5.99	$4.47	$4.07	$1.52	$3.87

Per share data, as adjusted
Basic:
Income from continuing operations	$6.24	$5.39	$4.22	$1.58	$4.06

Net income	$6.22	$4.66	$4.22	$1.57	$4.04

Diluted:
Income from continuing operations	$6.09	$5.28	$4.16	$1.54	$3.96

Net Income	$6.07	$4.57	$4.16	$1.54	$3.94

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

The Company’s Homebuilding segment consists of the following operations:

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

The Company’s Financial Services segment consists primarily of mortgage banking and title operations conducted through PMC and other Company subsidiaries.

Corporate is a non-operating business segment which supports the operations of the Company’s subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative functions to support the Company as a publicly traded entity listed on the New York Stock Exchange.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Operating Data by Segment ($000's omitted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Homebuilding	$1,831,317	$1,463,427	$4,848,592	$3,329,159
Financial services	27,836	20,898	74,702	52,741
Corporate	353	494	516	2,116

Total revenues	1,859,506	1,484,819	4,923,810	3,384,016

Cost of sales:
Homebuilding	1,462,356	1,172,987	3,868,532	2,661,910

Selling, general and administrative:
Homebuilding	169,920	135,162	492,156	326,214
Financial services	8,394	9,387	26,475	25,136
Corporate	11,265	4,378	18,598	10,588

Total selling, general and administrative	189,579	148,927	537,229	361,938

Interest:
Homebuilding	13,254	9,108	33,144	23,344
Financial services	1,697	2,452	4,704	7,031
Corporate	9,624	10,431	28,999	25,736

Total interest	24,575	21,991	66,847	56,111

Other (income) expense, net:
Homebuilding	6,474	4,935	17,882	11,561
Corporate	(7,282)	1,981	(4,311)	5,047

Total other (income) expense, net	(808)	6,916	13,571	16,608

Total costs and expenses	1,675,702	1,350,821	4,486,179	3,096,567

Equity in income of joint ventures:
Homebuilding	867	993	5,158	7,065
Financial services	1,423	232	4,061	2,884

Total equity in income of joint ventures	2,290	1,225	9,219	9,949

Income (loss) from continuing operations before income taxes:
Homebuilding	180,180	142,228	442,036	313,195
Financial services	19,168	9,291	47,584	23,458
Corporate	(13,254)	(16,296)	(42,770)	(39,255)

Total income from continuing operations before income taxes	$186,094	$135,223	$446,850	$297,398

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At September 30, 2002:
Inventory	$4,439,060	$—	$—	$4,439,060

Total assets	5,770,653	373,321	175,183	$6,319,157

At December 31, 2001:
Inventory	$3,833,763	$—	$—	$3,833,763

Total assets	5,060,583	485,297	168,396	$5,714,276

3.	Debt

In June 2002, the Company sold $300 million of 7.875% senior notes due in 2032. Net proceeds received from the sale were used to repay short-term debt, certain other indebtedness assumed in the Del Webb merger and for other general corporate purposes.

4.	Discontinued operations

During the third quarter of 2002, the Company recorded an after-tax gain of approximately $10 million in connection with its thrift operations, which it discontinued in 1994. The gain related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters.

5.	Supplemental guarantor information ($000’s omitted)

The Company has the following outstanding senior note obligations: (1) $175,000, 9.5%, due 2003, (2) $100,000, 7%, due 2003, (3) $112,000, 8.375%, due 2004, (4) $125,000, 7.3%, due 2005, (5) $200,000, 8.125%, due 2011, (6) $498,635, 7.875%, due 2011, (7) $150,000, 7.625%, due 2017; and (8) $300,000, 7.875%, due 2032. Obligations under these notes to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Del Webb has the following outstanding senior subordinated note obligations: (1) $155,723, 9.375%, due 2009 and (2) $96,263, 10.25%, due 2010. Obligations under these notes to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, PMC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Supplemental guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET SEPTEMBER 30, 2002 ($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$147,946	$64,131	$—	$212,077
Unfunded settlements	—	55,280	(10,667)	—	44,613
House and land inventories	—	4,293,683	145,377	—	4,439,060
Residential mortgage loans available-for-sale	—	—	329,161	—	329,161
Land held for sale	—	257,740	—	—	257,740
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	153,491	—	—	153,491
Other assets	49,686	384,479	89,806	—	523,971
Deferred income taxes	51,351	—	—	—	51,351
Investment in subsidiaries	2,373,666	85,825	1,769,155	(4,228,646)	—
Advances receivable — subsidiaries	1,969,315	169,128	(15,606)	(2,122,837)	—

	$4,444,018	$5,854,565	$2,372,057	$(6,351,483)	$6,319,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable and accrued liabilities	$115,276	$1,165,638	$144,308	$—	$1,425,222
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	301,695	—	301,695
Income taxes	80,972	—	—	—	80,972
Subordinated notes and senior notes	1,652,449	265,915	—	—	1,918,364
Advances payable — subsidiaries	2,417	1,890,359	230,061	(2,122,837)	—

Total liabilities	1,851,114	3,321,912	676,064	(2,122,837)	3,726,253
Shareholders’ equity	2,592,904	2,532,653	1,695,993	(4,228,646)	2,592,904

	$4,444,018	$5,854,565	$2,372,057	$(6,351,483)	$6,319,157

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Supplemental guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,780,776	$50,541	$—	$1,831,317
Financial services	—	3,676	24,160	—	27,836
Corporate	20	333	—	—	353

Total revenues	20	1,784,785	74,701	—	1,859,506

Expenses:
Homebuilding:
Cost of sales	—	1,420,844	41,512	—	1,462,356
Selling, general and administrative and other expense	1,630	179,067	8,951	—	189,648
Financial services	—	1,007	9,084	—	10,091
Corporate, net	17,899	(4,404)	112	—	13,607

Total expenses	19,529	1,596,514	59,659	—	1,675,702

Other Income:
Equity in income of joint ventures	—	768	1,522	—	2,290

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(19,509)	189,039	16,564	—	186,094
Income taxes (benefit)	(7,007)	73,734	5,858	—	72,585

Income (loss) from continuing operations before equity in income of subsidiaries	(12,502)	115,305	10,706	—	113,509
Income from discontinued operations	9,937	—	—	—	9,937

Income (loss) before equity in income of subsidiaries	(2,565)	115,305	10,706	—	123,446

Equity in income (loss) of subsidiaries:
Continuing operations	126,011	9,896	49,165	(185,072)	—
Discontinued operations	—	—	—	—	—

	126,011	9,896	49,165	(185,072)	—

Net income	$123,446	$125,201	$59,871	$(185,072)	$123,446

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$4,724,418	$124,174	$—	$4,848,592
Financial services	—	9,931	64,771	—	74,702
Corporate	149	367	—	—	516

Total revenues	149	4,734,716	188,945	—	4,923,810

Expenses:
Homebuilding:
Cost of sales	—	3,769,112	99,420	—	3,868,532
Selling, general and administrative and other expense	7,032	510,229	25,921	—	543,182
Financial services	—	2,918	28,261	—	31,179
Corporate, net	45,119	(2,312)	479	—	43,286

Total expenses	52,151	4,279,947	154,081	—	4,486,179

Other Income:
Equity in income of joint ventures	—	2,272	6,947	—	9,219

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(52,002)	457,041	41,811	—	446,850
Income taxes (benefit)	(21,003)	178,492	16,804	—	174,293

Income (loss) from continuing operations before equity in income of subsidiaries	(30,999)	278,549	25,007	—	272,557
Income (loss) from discontinued operations	9,207	—	(3)	—	9,204

Income (loss) before equity in income of subsidiaries	(21,792)	278,549	25,004	—	281,761

Equity in income (loss) of subsidiaries:
Continuing operations	303,556	24,261	158,513	(486,330)	—
Discontinued operations	(3)	—	—	3	—

	303,553	24,261	158,513	(486,327)	—

Net income	$281,761	$302,810	$183,517	$(486,327)	$281,761

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2001
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,456,966	$6,461	$—	$1,463,427
Financial services	—	2,685	18,213	—	20,898
Corporate	84	410	—	—	494

Total revenues	84	1,460,061	24,674	—	1,484,819

Expenses:
Homebuilding:
Cost of sales	—	1,167,335	5,652	—	1,172,987
Selling, general and administrative and other expense	668	145,172	3,365	—	149,205
Financial services	—	802	11,037	—	11,839
Corporate, net	14,426	2,653	(289)	—	16,790

Total expenses	15,094	1,315,962	19,765	—	1,350,821

Other Income:
Equity in income of joint ventures	—	419	806	—	1,225

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(15,010)	144,518	5,715	—	135,223
Income taxes (benefit)	(7,624)	55,640	4,056	—	52,072

Income (loss) from continuing operations before equity in income of subsidiaries	(7,386)	88,878	1,659	—	83,151
Income (loss) from discontinued operations	28	—	(392)	—	(364)

Income (loss) before equity in income of subsidiaries	(7,358)	88,878	1,267	—	82,787

Equity in income (loss) of subsidiaries:
Continuing operations	90,537	3,997	74,685	(169,219)	—
Discontinued operations	(392)	—	—	392	—

	90,145	3,997	74,685	(168,827)	—

Net income	$82,787	$92,875	$75,952	$(168,827)	$82,787

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2001
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,302,901	$26,258	$—	$3,329,159
Financial services	—	6,179	46,562	—	52,741
Corporate	134	1,982	—	—	2,116

Total revenues	134	3,311,062	72,820	—	3,384,016

Expenses:
Homebuilding:
Cost of sales	—	2,639,004	22,906	—	2,661,910
Selling, general and administrative and other expense	2,002	351,585	7,532	—	361,119
Financial services	—	1,834	30,333	—	32,167
Corporate, net	35,540	6,708	(877)	—	41,371

Total expenses	37,542	2,999,131	59,894	—	3,096,567

Other Income:
Equity in income of joint ventures	—	5,014	4,935	—	9,949

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(37,408)	316,945	17,861	—	297,398
Income taxes (benefit)	(18,858)	122,146	11,221	—	114,509

Income (loss) from continuing operations before equity in income of subsidiaries	(18,550)	194,799	6,640	—	182,889
Income (loss) from discontinued operations	(1,017)	—	80	—	(937)

Income (loss) before equity in income of subsidiaries	(19,567)	194,799	6,720	—	181,952

Equity in income (loss) of subsidiaries:
Continuing operations	201,439	10,948	178,460	(390,847)	—
Discontinued operations	80	—	—	(80)	—

	201,519	10,948	178,460	(390,927)	—

Net income	$181,952	$205,747	$185,180	$(390,927)	$181,952

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Supplemental guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Continuing operations:
Cash flows from operating activities:
Net income	$281,761	$302,810	$183,517	$(486,327)	$281,761
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(303,553)	(24,261)	(158,513)	486,327	—
Amortization, depreciation and other	4,683	21,895	(3,354)	—	23,224
Deferred income taxes	15,668	—	—	—	15,668
Increase (decrease) in cash due to:
Inventories	—	(584,796)	(42,121)	—	(626,917)
Residential mortgage loans available-for-sale	—	—	102,574	—	102,574
Other assets	3,683	59,277	(2,247)	—	60,713
Accounts payable and accrued liabilities	(16,416)	167,584	19,959	—	171,127
Income taxes	(25,646)	86,535	5,305	—	66,194

Net cash provided by (used in) operating activities	(39,820)	29,044	105,120	—	94,344

Cash flows from investing activities:
Dividends received from subsidiaries	—	23,500	—	(23,500)	—
Investment in subsidiary	—	(978)	—	978	—
Advances to affiliates	(161,079)	80,821	33,764	46,494	—
Other, net	—	1,405	2,987	—	4,392

Net cash provided by (used in) investing activities	(161,079)	104,748	36,751	23,972	4,392

Cash flows from financing activities:
Payment of long-term debt and bonds	(1,437)	(101,272)	—	—	(102,709)
Proceeds from borrowings	298,819	44,660	—	—	343,479
Repayment of borrowings	(110,000)	—	(114,776)	—	(224,776)
Capital contributions from parent	—	—	978	(978)	—
Advances from affiliates	(31,892)	37,123	41,263	(46,494)	—
Issuance of common stock	37,102	—	—	—	37,102
Dividends paid	(7,314)	—	(23,500)	23,500	(7,314)
Other, net	—	—	(4,585)	—	(4,585)

Net cash provided by (used in) financing activities	185,278	(19,489)	(100,620)	(23,972)	41,197

Net increase (decrease) in cash and equivalents	(15,621)	114,303	41,251	—	139,933
Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$147,946	$64,131	$—	$212,077

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     During the three and nine months ended September 30, 2002, we achieved record financial results. Much of our success can be attributed to our merger with Del Webb Corporation, which contributed a full three and nine months in 2002 compared to the two months contributed to both periods in 2001. A summary of our operating results by business segment for the three and nine-month periods ended September 30, 2002 and 2001 is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Pre-tax income (loss):
Homebuilding operations	$180,180	$142,228	$442,036	$313,195
Financial services operations	19,168	9,291	47,584	23,458
Corporate	(13,254)	(16,296)	(42,770)	(39,255)

Pre-tax income from continuing operations	186,094	135,223	446,850	297,398
Income taxes	72,585	52,072	174,293	114,509

Income from continuing operations	113,509	83,151	272,557	182,889
Income (loss) from discontinued operations	9,937	(364)	9,204	(937)

Net income	$123,446	$82,787	$281,761	$181,952

Per share data — assuming dilution:
Income from continuing operations	$1.83	$1.53	$4.42	$3.89
Income (loss) from discontinued operations	.16	(.01)	.15	(.02)

Net income	$1.99	$1.52	$4.57	$3.87

     A comparison of pre-tax income (loss) for the three and nine-month periods ended September 30, 2002 and 2001 is as follows:

•	Continued strong demand for new housing, the addition and expansion of Del Webb operations, coupled with our ability to effectively manage selling pace and price drove pre-tax income of our homebuilding business segment to increase 27% and 41%, respectively. Domestic average unit selling price increased by 5% and 8%, respectively. Additionally, domestic gross margin percentages were up slightly over the prior year periods as a result of purchase accounting adjustments recorded in 2001.

•	Pre-tax income of our financial services business segment more than doubled over the prior year periods as a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the inclusion of Del Webb’s mortgage operations.

•	Pre-tax loss of our corporate business segment declined 19% for the three-month period primarily as a result of gains related to certain non-operating commercial property held for sale. Pre-tax loss for the nine-month period increased 9% principally from higher interest costs, related to an increase in debt levels to support the growth of the business.

     During the three-month period ended September 30, 2002, we recorded an after-tax gain of approximately $10 million in discontinued operations. The gain related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters associated with the thrift operations we discontinued in 1994.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations:

     The Company’s Homebuilding segment consists of the following operations:

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

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures for the three and nine months ended September 30, 2002 and 2001, are as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Pulte/Pulte-affiliate homebuilding settlement revenues:
Domestic	$1,752,045	$1,436,264	$4,637,918	$3,239,772
International	55,265	48,402	160,006	145,909

Total Homebuilding	$1,807,310	$1,484,666	$4,797,924	$3,385,681

Pulte/Pulte-affiliate settlements — units:
Domestic	7,280	6,253	19,375	14,572
International:
Pulte	1,950	35	4,403	178
Pulte-affiliated entities	28	1,583	992	4,858

Total International	1,978	1,618	5,395	5,036

Total Pulte and Pulte-affiliate settlements — units	9,258	7,871	24,770	19,608

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding operations represent our core business. Operations are conducted in 43 markets, located throughout 25 states, and are presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

     For the three and nine-month periods ended September 30, 2002, our greater Phoenix market operations accounted for 10% of Domestic Homebuilding settlement revenues, 11% of settlement units and 11% of net new orders. For the three-month period ended September 30, 2001, these operations accounted for 10% of Domestic Homebuilding settlement revenues, 11% of settlement units and 10% of net new orders. No other individual market represented more than 10% of total Domestic Homebuilding settlement revenues, settlement units or unit net new orders for the three and nine-month periods ended September 30, 2002 or 2001.

     The following table presents selected unit information for our Domestic Homebuilding operations by geographic group:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Unit settlements:
Northeast	593	499	1,513	1,343
Southeast	2,122	2,009	5,686	5,369
Midwest	1,269	998	2,947	2,188
Central	1,101	1,008	2,854	2,510
West	2,195	1,739	6,375	3,162

	7,280	6,253	19,375	14,572

Net new orders — units:
Northeast	680	470	2,134	1,657
Southeast	2,305	2,331	6,820	6,818
Midwest	1,151	1,030	3,697	3,004
Central	1,174	1,095	3,766	3,363
West	2,695	4,308	7,955	6,025

	8,005	9,234	24,372	20,867

Net new orders — dollars ($000’s omitted)	$2,011,000	$2,228,000	$6,056,000	$4,705,000

Unit backlog:
Northeast			1,452	1,124
Southeast			3,693	3,590
Midwest			2,125	1,723
Central			1,815	1,667
West			4,590	3,668

			13,675	11,772

Backlog at September 30 — dollars ($000’s omitted)			$3,536,000	$2,802,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     The following selected unit information for our traditional Pulte domestic homebuilding operations and the Del Webb homebuilding operations has been presented for comparative purposes. The merger with Del Webb was effective July 31, 2001, therefore, results for three and nine months ended September 30, 2001 of Del Webb only include two months of operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Unit settlements:
Pulte	5,655	5,164	14,532	13,483
Del Webb	1,625	1,089	4,843	1,089

	7,280	6,253	19,375	14,572

Net new orders — units:
Pulte	6,022	4,507	18,540	16,140
Del Webb	1,983	904	5,832	904
Del Webb acquired backlog	—	3,823	—	3,823

	8,005	9,234	24,372	20,867

     Unit settlements increased 16% and 33% for the three and nine months ended September 30, 2002, respectively. Excluding Del Webb, unit settlements increased 10% and 8% for the three and nine-month periods. Net new orders increased 48% and 43%, excluding the Del Webb acquired backlog of 3,823 units, for the three and nine-month periods ended September 30, 2002, respectively. Excluding both the acquired backlog and net new orders of Del Webb, net new orders increased 34% and 15%, respectively. Ending backlog at September 30, 2002, which represents orders for homes that have not yet closed, grew to 13,675 units valued at over $3.5 billion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and nine months ended September 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Home sale revenue (settlements)	$1,752,045	$1,436,264	$4,637,918	$3,239,772
Land sale revenue	28,731	20,702	86,500	63,129
Home cost of sales	(1,398,781)	(1,150,561)	(3,708,250)	(2,593,208)
Land cost of sales	(22,063)	(16,774)	(60,862)	(45,796)
Selling, general and administrative expense	(161,489)	(131,475)	(467,370)	(317,273)
Interest (a)	(13,254)	(9,108)	(33,144)	(23,344)
Other income (expense), net	(5,362)	(5,065)	(14,537)	(8,004)

Pre-tax income	$179,827	$143,983	$440,255	$315,276

Average sales price	$241	$230	$239	$222

(a)	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Continued strong consumer demand for new construction, the addition and expansion of the Del Webb operations, combined with our ability to effectively manage selling pace and price of a broad product line, drove increases in home sale revenue, gross margin and pre-tax income for the three and nine months ended September 30, 2002 when compared to the prior year periods.

     The average selling price for homes closed increased 5% to $241,000 for the three months ended September 30, 2002, and 8% to $239,000 for the nine months then ended. The increase benefited from Del Webb product offerings, which averaged between $255,000 and $265,000 over the past year. Excluding Del Webb, the average selling price increased 5% for the three and nine months ended September 30, 2002.

     Gross profit margins were 20.2% and 20.0%, respectively, for the three and nine-month periods ended September 30, 2002, compared to 19.9% and 20.0%, respectively, for the same periods in the prior year. Purchase accounting adjustments associated with the merger reduced gross margin by approximately $0.3 million and $3.2 million, respectively, for the three and nine-month periods ended September 30, 2002, compared to $9.4 million for both prior year periods. Excluding purchase accounting adjustments, gross margins would have been 20.2% and 20.3% compared to 20.5% and 20.2% in the prior year periods. The change from prior year periods can be attributed to a gradual shift in market and product mix resulting in increased unit volume at lower margins.

     As a percent of home settlement revenue, selling, general and administrative expenses were flat for the three months and increased 30 basis points for the nine months ended September 30, 2002. Excluding purchase accounting adjustments from both years, selling, general and administrative expenses as a percent of home settlement revenue were up 30 and 20 basis points, respectively, over the prior year three and nine-month periods, reflecting a full period of Del Webb expenses in 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Interest expense increased $4.1 million and $9.8 million, respectively, over the prior three and nine-month periods ended September 30, as a result of an increase in debt levels to support the growth of the business.

     The change in other income (expense), net for nine months ended September 30, 2002 is primarily related to higher purchase accounting adjustments in 2002 and income from a land development joint venture and an insurance settlement recognized in 2001 partially offset by the non-amortization of goodwill in 2002.

     We consider land development one of our core competencies. This includes the development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Land sales increased over the prior year due to the addition of the Del Webb operations. Revenues and their related gains/losses may vary significantly between periods, depending on the timing and profitability of land sales. We continue to evaluate existing land positions to ensure the most effective use of invested capital.

     Our Domestic Homebuilding operations controlled approximately 118,500 lots at September 30, 2002, of which approximately 84,400 lots were owned and approximately 34,100 lots were controlled through option agreements that had been approved for purchase. At September 30, 2001, we controlled approximately 120,400 lots, of which approximately 87,700 lots were owned, and approximately 32,700 lots were controlled through option agreements. In addition, there were approximately 39,900 lots under option at September 30, 2002, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 26,500 lots at September 30, 2001.

           Domestic Homebuilding inventory at September 30, 2002 was approximately $4.2 billion, of which $3.1 billion was related to land and land development. At September 30, 2001, Domestic Homebuilding inventory approximated $3.9 billion, of which $2.9 billion was related to land and land development.

     Included in other assets is $247 million in land held for disposition as of September 30, 2002, as compared to $274 million in the prior year.

International Homebuilding:

     International Homebuilding operations are primarily conducted through subsidiaries of Pulte International Corporation in Mexico, Puerto Rico and Argentina.

     Mexico Effective January 1, 2002, Pulte International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico), which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, the Company owns 63.8% of Pulte Mexico and has consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the three and nine months ended September 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$50,541	$6,461	$124,174	$26,258
Cost of sales	(41,512)	(5,652)	(99,420)	(22,906)
Selling, general and administrative expense	(8,431)	(3,687)	(24,786)	(8,941)
Other income (expense), net	(591)	176	(1,449)	536
Minority interest	(227)	—	(623)	—
Equity in income of joint ventures	573	947	3,885	2,972

Pre-tax income (loss)	$353	$(1,755)	$1,781	$(2,081)

Unit settlements:
Pulte	1,950	35	4,403	178
Pulte-affiliated entities	28	1,583	992	4,858

Total Pulte and Pulte-affiliates	1,978	1,618	5,395	5,036

     Increased revenues in 2002 are due to the consolidation of the operations in Mexico for eight months of 2002 and a full period of the operations in Argentina, which had only begun recognizing its first closings in June of 2001. Revenues from our operations in Mexico were $44.9 million and $107.1 million for the three and nine-month periods ended September 30, 2002, respectively. Our operations in Argentina contributed $3.6 million and $13.8 million, respectively. The increases in cost of sales and selling, general and administrative expense are a result of the consolidation of our operations in Mexico partially offset by a decline in start-up costs associated with our operations in Argentina. Equity in income of joint ventures in 2002 represents one month of the joint venture operations in Mexico and our joint venture located in San Juan, Puerto Rico, which had its first closings during the third quarter of 2001.

     Our operations in Argentina recorded a $102,000 transaction loss for the nine months ended September 30, 2002, as the value of the Argentine peso continued to fluctuate following the Argentine government’s decision to de-link its valuation from the U.S. Dollar. We also recorded a foreign currency translation loss of $14.0 million, as a component of other comprehensive income during the first nine months of 2002. It remains unclear at this time how the financial and currency markets in Argentina will be impacted for the remainder of 2002 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. At September 30, 2002, our remaining investment, net of foreign currency translation adjustments, in Argentina approximated $10.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services Operations:

     We conduct our financial services operations primarily through Pulte Mortgage Corporation (PMC), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three and nine-month periods ended September 30, 2002, was $19.2 million and $47.6 million, respectively, compared to $9.3 million and $23.5, respectively, for the prior year periods. This improvement in performance was a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the inclusion of Del Webb’s mortgage operations.

     The following table presents mortgage origination data for PMC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total originations:
Loans	5,740	4,938	14,960	12,209

Principal ($000’s omitted)	$945,100	$768,500	$2,421,300	$1,871,300

Originations for Pulte customers:
Loans	4,809	3,651	12,765	9,047

Principal ($000’s omitted)	$791,000	$560,800	$2,064,500	$1,396,100

     Mortgage origination principal volume for the three and nine-month periods ended September 30, 2002, increased 23% and 29%, respectively, from the comparable 2001 periods due in large part to an increase in capture rate and the inclusion of Del Webb volume. Del Webb contributed $157 million and $454 million, respectively, of the total mortgage origination principal volume for the three and nine-month periods ended September 30, 2002 compared to $95 million in both prior year periods. Refinancings accounted for approximately 8% of total originations for the three months ended September 30, 2002, compared to 6% in the prior year. For the nine months ended September 30, refinancings represented 6% of total originations in 2002 compared to 10% in 2001. Adjustable rate mortgages (ARMs) represented 14% of total originations for the three months ended September 30, 2002, compared to 3% in the prior year. ARMs represented 12% and 2% of total originations for the nine months ended September 30, 2002 and 2001, respectively. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 84% and 85%, respectively, of total PMC volume for the three and nine-month periods ended September 30, 2002, compared to 82% and 78%, respectively, in the prior year. At September 30, 2002, loan backlog, which represents loan originations in process that have not yet closed, increased 44% to $1.3 billion as compared with $876 million at September 30, 2001.

     Income from our title operations increased to $3.1 million for the three months ended September 30, 2002, from $2.3 million in 2001, and to $8.0 million for the nine months ended, from $5.3 million in 2001. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $0.9 million for the three months ended September 30, 2002, compared to a loss of $0.3 million in 2001, and $2.8 million for the nine months ended September 30, 2002 compared to $1.7 million in 2001.

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

     The following table presents Corporate results of operations for the three and nine months ended September 30, 2002 and 2001 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net interest expense	$9,271	$9,937	$28,483	$23,620
Other corporate expenses, net	3,983	6,359	14,287	15,635

Loss before income taxes	$13,254	$16,296	$42,770	$39,255

     The change in other corporate expenses, net for both the three and nine months ended September 30, 2002 can be primarily attributed to income recognized from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale, partially offset by stock compensation expense.

     Interest expense for the three months ended September 30, 2002 was relatively consistent with the 2001 period. Interest expense for the nine months increased by approximately $4.9 million as a result of an increase in debt levels to support the growth of the business. Interest incurred for the three and nine-month periods ended September 30, 2002 and 2001, excluding interest incurred by our financial services operations, was approximately $40.1 and $119.3 million and $37.5 and $73.0 million, respectively.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Amounts capitalized are charged to homebuilding interest expense over a period that approximates the average life cycle of our communities. Information related to corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Interest in inventory at beginning of period	$107,447	$30,189	$68,595	$24,202
Interest capitalized	31,510	26,996	90,253	47,219
Interest expensed	(13,254)	(9,108)	(33,145)	(23,344)

Interest in inventory at end of period	$125,703	$48,077	$125,703	$48,077

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources:

     Net cash provided by operating activities increased to $94.3 million from a use of cash of $418.9 million in the prior year. An increase in net income, a smaller use of cash to build inventories and a larger decrease in PMC’s holdings of residential mortgage loans available-for-sale primarily drove this change. Net cash from investing activities was relatively consistent with the prior year. Net cash from financing activities decreased from $287.8 million in 2001 to $41.2 million in 2002, as proceeds from the issuance of $300 million senior notes were used for the repayment of certain Del Webb debt and our revolving credit facility.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $570 million unsecured revolving credit facility at September 30, 2002.

     PMC provides mortgage financing for many of its home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements which, on August 23, 2002, was increased to $500 million, an amount deemed adequate to cover foreseeable needs. There were approximately $302 million of borrowings outstanding under the $500 million PMC arrangement at September 30, 2002. Mortgage loans originated by PMC are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     Our income tax liabilities are affected by a number of factors. We anticipate that our effective tax rate for 2002 will approximate 39%.

     On April 23, 2002, we filed a $1 billion mixed securities shelf registration (Form S-3) with the Securities and Exchange Commission. Under this shelf registration we may sell up to $1 billion in various debt and equity securities. Net proceeds from the sale of these securities will be used for general corporate purposes, which may include debt repayments, capital expenditures, acquisitions or share repurchases.

     On June 12, 2002, we sold $300 million of 7.875% senior notes, due 2032, from our $1 billion shelf registration. Cash provided by operations, combined with the net proceeds from this sale of senior notes, were used to call, redeem and repurchase approximately $99 million of Del Webb’s senior subordinated notes and to repay short-term borrowings under our revolving bank credit arrangements. We expect to continue to exercise the early call provisions of these higher-rate senior subordinated notes, the next of which will be May 2003.

     At September 30, 2002, we had cash and equivalents of $212.1 million and total long-term indebtedness of $1.9 billion. Sources of our working capital at September 30, 2002, include cash and equivalents, our $570 million committed unsecured revolving credit facility, PMC’s $500 million revolving credit facilities and $700 million available under our current shelf registration. Our debt-to-total capitalization, excluding our non-guarantor asset secured borrowings, was approximately 42.5% as of September 30, 2002, and approximately 39.7% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at the 40% level through the end of the year. It is our intent to exercise, over time, the early call provisions of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financial sources, including securities offerings.

     On October 11, 2002, our operating entity in Argentina entered into a $3 million revolving credit facility in order to provide an additional financial resource to support the operations. The credit facility has been guaranteed by Pulte Homes, Inc.

     On October 22, 2002, the Company’s Board of Directors approved a stock repurchase plan of up to $100 million. Shares will be purchased from time-to-time on the open market, depending on market conditions.

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

Safe Harbor Statement

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which the Company has little or no control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative disclosure:

     We are subject to interest rate risk on our long-term debt. We seek to minimize our interest rate exposure by using variable rate financing; however, we run the risk of interest rate declines with respect to our fixed rate long term corporate debt instruments. The following table sets forth, as of September 30, 2002, our long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ($000’s omitted):

								Fair
								Value
	2002	2003	2004	2005	2006	Thereafter	Total	9/30/2002

Rate sensitive liabilities:
Fixed interest rate debt:
Pulte Homes, Inc. public debt instruments	$—	$275,000	$112,000	$125,000	$—	$1,400,621	$1,912,621	$2,105,176
Average interest rate	—	8.59%	8.38%	7.30%	—	8.47%	8.23%	—
Pulte Home Corporation other limited-recourse debt	$452	$15,833	$12,833	$2,764	$—	$—	$31,822	$31,822
Average interest rate	7.00%	6.46%	6.70%	9.00%	—	—	6.78%	—

Qualitative disclosure:

     This information can be found on page 28 of Part II, of Item 7A., Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

     During the 90-day period prior to the filing date of this report, management, including the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Page Herein or Incorporated
Exhibit Number and Description		By Reference From

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 36

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Page 37

(b) Report on Form 8-K

     On October 23, 2002, we filed a Current Report on Form 8-K, which included a press release dated October 22, 2002, announcing our earnings for the third quarter ended September 30, 2002. The Form 8-K also included a press release dated October 22, 2002, announcing the Board of Directors approval of a $100 million stock repurchase program.

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

PULTE HOMES, INC.

/s/ Roger A. Cregg Roger A. Cregg Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Vincent J. Frees Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: November 13, 2002

CERTIFICATIONS

I, Mark J. O’Brien, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pulte Homes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Mark J. O’Brien
Mark J. O’Brien
President and Chief Executive Officer

CERTIFICATIONS (continued)

I, Roger A. Cregg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pulte Homes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
/s/ Roger A. Cregg
Roger A. Cregg
Senior Vice President and Chief Financial Officer

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002