Form 10-K
period 2002-12-31
PULTE HOMES INC/MI/
filed 2003-03-11
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2766606 (I.R.S. Employer Identification No.)

100 Bloomfield Hills Parkway, Suite 300
Bloomfield Hills, Michigan 48304
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 647-2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ✓

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002: $2,911,780,282

Number of shares of common stock outstanding as of February 28, 2003: 61,159,084

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

Website Access to Company Reports, Codes and Charters

Pulte’s internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers and the charters of the following committees of our Board of Directors: Audit, Compensation, and Nominating and Governance, are also posted to our website.

PULTE HOMES, INC.

Item		Page
No.		No.

	Part I

1	Business	3
2	Properties	9
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Security Holders	11
4A	Executive Officers of the Registrant	11

	Part II

5	Market for the Registrant’s Common Equity and Related Stockholder Matters	12
6	Selected Financial Data	12
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
7A	Quantitative and Qualitative Disclosures About Market Risk	26
8	Financial Statements and Supplementary Data	28
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	66

	Part III

10	Directors and Executive Officers of the Registrant	66
11	Executive Compensation	66
12	Security Ownership of Certain Beneficial Owners and Management	66
13	Certain Relationships and Related Transactions	66
14	Controls and Procedures	67

	Part IV

15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	67

	Signatures	71

	Certifications	73

PART I

ITEM 1. BUSINESS

Pulte Homes, Inc.

     Pulte Homes, Inc. (Pulte) is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Our assets consist principally of the capital stock of our subsidiaries, cash and investments. Our income primarily consists of dividends from our subsidiaries and interest on investments. Our direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation (Del Webb) and other subsidiaries engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (see Note 4 of Notes to Consolidated Financial Statements). We also have a mortgage banking company, Pulte Mortgage Corporation (Pulte Mortgage), which is a subsidiary of PHC. Effective January 1, 2003, Pulte Mortgage changed its legal form of entity to a limited liability company under the name Pulte Mortgage, LLC.

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

     The Financial Services segment consists primarily of mortgage banking and title operations conducted through Pulte Mortgage and other subsidiaries.

     Corporate is a non-operating business segment whose primary purpose is to support the operations of our subsidiaries as the internal source of financing, to develop and implement strategic initiatives centered on new business development and operating efficiencies, and to provide the administrative support associated with being a publicly traded entity listed on the New York Stock Exchange.

     Financial information, including revenue, pre-tax income and identifiable assets of each of our business segments is included in Note 2 of Notes to Consolidated Financial Statements.

Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)

	2002	2001	2000	1999	1998

Pulte Homebuilding settlement revenues:
Domestic	$6,991,614	$5,145,526	$4,083,816	$3,655,775	$2,797,999
International	196,074	35,169	27,159	21,941	12,152

Total Pulte	$7,187,688	$5,180,695	$4,110,975	$3,677,716	$2,810,151

Pulte-affiliate homebuilding settlement revenues:
Domestic	$—	$—	$—	$57,557	$85,613
International	40,723	180,621	148,798	105,369	52,438

Total Pulte-affiliate	$40,723	$180,621	$148,798	$162,926	$138,051

Total Pulte/Pulte-affiliate homebuilding settlement revenues	$7,228,411	$5,361,316	$4,259,773	$3,840,642	$2,948,202

Pulte Homebuilding settlement units:
Domestic	28,903	22,915	19,799	19,569	16,051
International	6,525	221	264	262	166

Total Pulte	35,428	23,136	20,063	19,831	16,217

Pulte-affiliate homebuilding settlement units:
Domestic	—	—	—	279	460
International	1,022	7,258	7,718	6,512	3,682

Total Pulte-affiliate	1,022	7,258	7,718	6,791	4,142

Total Pulte/Pulte-affiliate homebuilding settlement units	36,450	30,394	27,781	26,622	20,359

     Unit sales (settlements) and net new orders in any year are strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding

     We build a wide variety of homes, including single family detached units, townhouses, condominiums and duplexes, with varying prices, models, options and lot sizes. Since 1990, we have more than quadrupled our annual unit closings, unit orders and unit backlog levels. Including 2002 sales of nearly 29,000 homes, we have closed more than 300,000 homes since our inception.

     On July 31, 2001, we merged with Del Webb in a tax-free stock-for-stock transaction. Del Webb was primarily a homebuilder with operations in seven states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001, was 3,682 units valued at approximately $994 million. This merger expanded and supported our leadership position. In particular, we believe the merger strengthened our position among active adult homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered our purchasing leverage, and enhanced our overall competitive position. In accordance with our operational strategy, we will continue to evaluate available strategic acquisition opportunities that are consistent with our long-range goals.

     As of December 31, 2002, our Domestic Homebuilding operations offered homes for sale in 460 communities at sales prices ranging from $85,000 to $1,391,000. Sales prices of homes currently offered for sale in 73% of our communities fall within the range of $150,000 to $450,000 with a 2002 average unit selling price of $242,000. Sales of single-family detached homes, as a percentage of total unit sales, were 86% in 2002 and 82% in 2001 and 2000. Our Domestic Homebuilding operations are geographically diverse to better insulate us from demand changes in individual markets. As of December 31, 2002, our Domestic Homebuilding business operated in 44 markets spanning 25 states.

     As of December 31, 2002, our Domestic Homebuilding operations had 10,605 units in backlog valued at approximately $2.9 billion.

Homebuilding Operations (continued)

International Homebuilding

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We also have agreements in place with multi-national corporations to provide employee housing in Mexico.

     Mexico   Effective January 1, 2002, International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico), which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico   Our operations in Puerto Rico are conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation and three joint ventures.

     Argentina   Our operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

Land Acquisition and Development

     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain active-adult developments and our Del Webb operations for which the completion of community build out requires a longer time period due to typically larger project sizes. As a result, land is generally controlled after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities which construct sewer and water systems in some areas. At December 31, 2002, we controlled approximately 176,800 lots, of which 84,300 were owned and 92,500 were under option agreements.

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

     To meet the demands of our various domestic customers, we have established a solid design expertise for a wide array of product lines. We believe that we are an innovator in the design of our homes and we view design capacity as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades and interior options and features. In certain markets our strategy is to offer “the complete house” in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a variety of available flooring and carpet.

Homebuilding Operations (continued)

Sales and Marketing (continued)

     Typically, our domestic sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including the customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the superintendent; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. We have great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through our mortgage company. We also enjoy strong sales to the move-up buyer and, in certain markets, offer semi-custom homes in higher price ranges.

     In 2002, our Charlotte, Houston, Las Vegas, Minneapolis/St. Paul, Phoenix, San Francisco Bay Area and Southern California markets were recognized for ranking the highest in their markets in a national customer satisfaction study. The survey of sixteen U.S. markets noted customer service and home readiness as the two factors that most heavily influenced the customer’s overall level of satisfaction. We finished third or better in twelve of the sixteen markets surveyed. Building on this quality foundation is our brand development program with our “Three I’s on Quality” platform. Developing the Pulte Homes brand and leveraging the strength of the “DiVosta,” “Del Webb” and “Sun City” names not only distinguishes our communities from the competition, but often earns a price premium in the marketplace, reduces overall customer acquisition costs and can result in additional sales.

     In addition, our Homeowner for Life™ strategy and philosophy has increased our business from those who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our newly redesigned website, www.pulte.com, provides tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us and communicate directly with us. Approximately three million potential customers visited www.pulte.com during 2002.

     As a result of the Del Webb merger, we are better able to address the needs of active adults, the fastest growing homebuying segment. With destination communities offering highly amenitized products such as golf courses, recreational centers and educational classes, the active adult buyer has many options to maintain an active lifestyle.

     Our international sales and marketing efforts focus on the identification of regions in Mexico, Puerto Rico and Argentina which are experiencing population and industrial growth. In Mexico and Puerto Rico, the demand for affordable and social interest housing is strong. In Mexico, we have several agreements with large companies in Mexico, including Delphi Automotive Systems and Centrol Comerciales Soriana, S. A. de C.V., to construct affordable housing for their employees. In Puerto Rico, the strongest customer demand is for single-family detached homes, but affordable alternative product offerings also include two story attached units (townhomes). The market in Argentina offers low levels of competition and a large residential market in Buenos Aires.

Construction

     The construction process for our domestic homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. We believe that Pulte Preferred Partnerships (P3), an extension of our quality assurance program, continues to establish new standards for contractor relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

Homebuilding Operations (continued)

Construction (continued)

     We maintain efficient construction operations by using standard materials and components from a variety of sources and, when possible, by building on contiguous lots. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we utilize the leverage our size affords by actively negotiating our materials needs on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors and the production schedule through various strategic business partnerships and e-business initiatives.

     Housing in Mexico and Puerto Rico consists primarily of reinforced poured concrete, concrete and ceramic block and/or brick construction with flat roofs and public water, electric and sanitary system connections. Our housing product in Argentina is designed and constructed in a similar fashion to our domestic product but is customized for local preferences. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or independent contractors, which in many cases, include both labor and materials.

     We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

Competition and Other Factors

     Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of our market areas, there are numerous homebuilders with which we compete. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; and (6) changes in government mortgage financing programs. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

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

Financial Services Operations

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.

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

Financial Services Operations (continued)

Mortgage Banking (continued)

     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a mortgage operations center (MOC) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at a mortgage application center (MAC) in Denver. Our sales representatives, who are the mortgage customers’ main contact, forward the loan applications to a MAC loan counselor who calls the customer to complete the loan application and then forwards it to the MOC for processing. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers.

     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.

     During the years ended December 31, 2002, 2001 and 2000, we originated mortgage loans for approximately 68%, 67% and 56%, respectively, of the homes we sold. Such originations represented 85%, 81% and 83%, respectively, of our originations.

     We sell our servicing rights on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, usually three to four months after the loan is originated, which substantially reduces impairment issues with respect to the fair value of these reported assets.

     The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to both our homebuyers and to the general public. In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA and FHLMC. The Internet is also an important resource for homebuyers in obtaining financing as a number of companies provide online approval for their customers. These Internet-based mortgage companies may also be considered competitors.

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

     Although in 1994, we expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) notes, thereby precluding us from completing the disposal in accordance with our original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN was collateralized by the FRF notes. The LAN and FRF notes matured in September 1998; however, payment of these obligations was withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Note 11 of Notes to Consolidated Financial Statements, we settled the litigation with the FDIC in October 2001, and as part of that settlement all obligations under the LAN and FRF notes were extinguished.

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

Corporate

     Corporate is a non-operating segment that is comprised primarily of Pulte and PDCI, both of which are holding companies. The primary purpose of Corporate is to support the operations of our subsidiaries as the internal source of financing, and to develop and implement strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional domestic and international opportunities as well as the development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded company listed on the New York Stock Exchange.

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

     At December 31, 2002, we employed approximately 9,200 persons. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit or subsidiary. Our corporate management personnel are paid incentive compensation based on overall performance of the Company (see Note 8 of Notes to Consolidated Financial Statements). Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 2. PROPERTIES

     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Suite 300, Bloomfield Hills, Michigan 48304, where we lease 63,740 square feet of office space. We also lease 81,167 square feet of office space at 6001 North 24th Street, Phoenix, Arizona 85016 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112 and 99 Inverness Drive East, Englewood, Colorado 80112. We lease approximately 61,436 square feet and 18,000 square feet, respectively, of office space at these locations. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations. First Heights’ administrative office is located in 918 square feet of leased space at 2010 North Loop West, Suite 220, Houston, Texas 77018.

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

First Heights-related litigation

     We were a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the “District Court Case”) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against Pulte, PDCI and First Heights (collectively, the “Pulte Parties”). The second lawsuit (the “Court of Federal Claims Case”) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC was obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC.

ITEM 3. LEGAL PROCEEDINGS (continued)

First Heights-related litigation (continued)

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

     In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the “Settlement”), the First Heights Assistance Agreement was terminated, except that certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. We do not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

     In the Court of Federal Claims Case, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert another claim concerning the contract, that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.

     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Company for breach of contract by enacting Section 13224 of OBRA. The Court is proceeding to determine the amount of damages to which the Pulte Parties are entitled. While it is unclear at this time what amount the Court will award, the Pulte Parties are currently seeking approximately $80 million in after tax damages for the United States government’s breach of contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers as of December 31, 2002.

			Year Became
Name	Age	Position	An Officer

William J. Pulte	70	Chairman of the Board	1956
Mark J. O’Brien	59	President and Chief Executive Officer	1997
Richard J. Dugas, Jr.	37	Executive Vice President and Chief Operating Officer	2002
Roger A. Cregg	46	Senior Vice President and Chief Financial Officer	1997
John R. Stoller	54	Senior Vice President, General Counsel and Secretary	1990
Vincent J. Frees	52	Vice President and Controller	1995
Gregory M. Nelson	47	Vice President and Assistant Secretary	1993
Bruce E. Robinson	41	Vice President and Treasurer	1998

     The following is a brief account of the business experience of each officer during the past five years through December 31, 2002:

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

     Mr. Dugas was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since 1994, he has served in a variety of management positions at Pulte. Most recently, he was Coastal Region President with responsibility for the Company’s Georgia, North Carolina, South Carolina and Tennessee operations.

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

	2002			2001

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$54.44	$41.98	$.04	$42.63	$32.62	$.04
2nd Quarter	58.93	46.00	.04	49.57	37.56	.04
3rd Quarter	57.94	40.82	.04	48.01	27.00	.04
4th Quarter	49.69	36.59	.04	45.94	30.28	.04

     At December 31, 2002, there were 1,597 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)

	2002	2001(a)	2000	1999	1998

OPERATING DATA:
Homebuilding:
Revenues	$7,363,989	$5,309,829	$4,195,675	$3,711,196	$2,837,710

Income before income taxes	$724,067	$512,291	$386,604	$311,668	$170,311

Financial Services:
Revenues	$106,628	$77,222	$50,669	$54,279	$46,383

Income before income taxes	$66,723	$36,948	$24,788	$25,721	$18,229

Corporate:
Revenues	$1,202	$2,210	$633	$2,748	$12,692

Loss before income taxes	$(61,968)	$(57,452)	$(56,296)	$(50,984)	$(22,726)

Consolidated results:
Revenues	$7,471,819	$5,389,261	$4,246,977	$3,768,223	$2,896,785

Income from continuing operations before income taxes	$728,822	$491,787	$355,096	$286,405	$165,814
Income taxes	284,221	189,362	136,712	108,118	64,666

Income from continuing operations	444,601	302,425	218,384	178,287	101,148
Income (loss) from discontinued operations	9,044	(1,032)	(29,871)	(122)	1,035

Net income	$453,645	$301,393	$188,513	$178,165	$102,183

(a)  Del Webb operations were merged effective July 31, 2001.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	Years Ended December 31,

	2002	2001(a)	2000	1999	1998

PER SHARE DATA:
Earnings per share — basic:
Income from continuing operations	$7.35	$6.16	$5.29	$4.12	$2.35
Income (loss) from discontinued operations	.15	(.02)	(.73)	—	.03

Net income	$7.50	$6.14	$4.56	$4.12	$2.38

Weighted-average common shares outstanding (000’s omitted)	60,453	49,098	41,310	43,246	42,984

Earnings per share — assuming dilution:
Income from continuing operations	$7.20	$6.01	$5.18	$4.07	$2.30
Income (loss) from discontinued operations	.15	(.02)	(.71)	—	.03

Net income	$7.35	$5.99	$4.47	$4.07	$2.33

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	61,746	50,323	42,146	43,823	43,884

Shareholders’ equity	$45.16	$38.43	$30.02	$25.27	$21.35

Cash dividends declared	$.16	$.16	$.16	$.16	$.15

(a)  Del Webb operations were merged effective July 31, 2001.

	December 31,
	($000’s omitted)

	2002	2001	2000	1999	1998

BALANCE SHEET DATA:
House and land inventories	$4,293,597	$3,833,763	$1,896,856	$1,822,060	$1,462,235
Total assets	6,888,455	5,710,893	2,886,483	2,487,351	2,262,561
Senior notes and subordinated notes	1,913,268	1,722,864	666,296	508,690	530,901
Shareholders’ equity	2,760,426	2,276,665	1,247,931	1,093,319	921,442

	Years Ended December 31,

	2002	2001	2000	1999	1998

OTHER DATA:
Domestic Homebuilding:
Total markets, at year-end	44	43	41	41	41
Total active communities, at year-end	460	440	396	388	403
Total settlements — units	28,903	22,915	19,799	19,569	16,051
Total net new orders — units	30,830	26,116	19,844	19,367	18,193
Backlog units, at year-end	10,605	8,678	5,477	5,432	5,415
Average unit selling price	$242,000	$225,000	$206,000	$187,000	$174,000
Gross profit margin %	20.1%	19.8%	18.7%	17.7%	16.0%
Pulte Homebuilding settlement units:
Domestic	28,903	22,915	19,799	19,569	16,051
International	6,525	221	264	262	166

Total Pulte	35,428	23,136	20,063	19,831	16,217

Pulte-affiliate homebuilding settlement units:
Domestic	—	—	—	279	460
International	1,022	7,258	7,718	6,512	3,682

Total Pulte-affiliate	1,022	7,258	7,718	6,791	4,142

Total Pulte/Pulte-affiliate homebuilding settlement units	36,450	30,394	27,781	26,622	20,359

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     A summary of our operating results by business segment for the years ended December 31, 2002, 2001, and 2000 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,

	2002	2001	2000

Pre-tax income (loss):
Homebuilding	$724,067	$512,291	$386,604
Financial Services	66,723	36,948	24,788
Corporate	(61,968)	(57,452)	(56,296)

Income from continuing operations before income taxes	728,822	491,787	355,096
Income taxes	284,221	189,362	136,712

Income from continuing operations	444,601	302,425	218,384
Income (loss) from discontinued operations	9,044	(1,032)	(29,871)

Net income	$453,645	$301,393	$188,513

Per share data — assuming dilution:
Income from continuing operations	$7.20	$6.01	$5.18
Income (loss) from discontinued operations	.15	(.02)	(.71)

Net income	$7.35	$5.99	$4.47

     A comparison of pre-tax income (loss), for the years ended December 31, 2002, 2001, and 2000 is as follows:

•	Continued strong demand for new housing, the addition and expansion of the Del Webb operations, coupled with our ability to effectively manage selling pace and price drove pre-tax income of our homebuilding business segment to increase 41% in 2002 and 33% in 2001. Domestic average unit selling price increased by 8% in 2002 and 9% in 2001. Additionally, domestic gross margin percentages were up 30 basis points in 2002 principally as a result of purchase accounting adjustments recorded in 2001. Compared to 2000, our 2001 domestic gross margins increased 110 basis points as a result of several factors including an increase in the average selling price and leveraged purchasing initiatives partially offset by purchase accounting adjustments.

•	Pre-tax income of our financial services business segment increased 81% in 2002 and 49% in 2001 as a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the addition and expansion of Del Webb mortgage operations.

•	Pre-tax loss of our corporate business segment increased 8% in 2002 to $62.0 million principally from higher interest costs, related to an increase in debt levels to support the growth of the business. In 2001, our pre-tax loss increased $1.2 million to $57.5 million as the increase in net interest expense was partially offset by lower Corporate expenditures.

     During the third quarter of 2002, we recorded an after-tax gain of approximately $10 million in discontinued operations. The gain related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters associated with the thrift operations we discontinued in 1994.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding:

     Our Homebuilding segment consists of the following operations:

•	We conduct our Domestic Homebuilding operations in 44 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We also have agreements in place with multi-national corporations to provide employee housing in Mexico.

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures are as follows ($000’s omitted):

	Years Ended December 31,

	2002	2001	2000

Pulte Homebuilding settlement revenues:
Domestic	$6,991,614	$5,145,526	$4,083,816
International	196,074	35,169	27,159

Total Pulte	$7,187,688	$5,180,695	$4,110,975

Pulte-affiliate international homebuilding settlement revenues	$40,723	$180,621	$148,798

Total Pulte/Pulte-affiliate homebuilding settlement revenues	$7,228,411	$5,361,316	$4,259,773

Pulte Homebuilding settlement units:
Domestic	28,903	22,915	19,799
International	6,525	221	264

Total Pulte	35,428	23,136	20,063

Pulte-affiliate international homebuilding settlement units	1,022	7,258	7,718

Total Pulte/Pulte-affiliate homebuilding settlement units	36,450	30,394	27,781

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding (continued):

Domestic Homebuilding:

     The Domestic Homebuilding operations represent our core business. We conduct our operations in 44 markets, located throughout 25 states, and are presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, Texas

West:	Arizona, California, Nevada

     The greater Phoenix market accounted for 10% of Domestic Homebuilding settlement revenues, 11% of settlement units and 11% of net new orders in 2002. The metropolitan Atlanta market accounted for 10% of unit settlements in 2000. No other individual market represented more than 10% of total Domestic Homebuilding settlement revenues, settlement units or net new orders during the three years ended December 31, 2002.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Years Ended December 31,

	2002	2001	2000

Unit settlements:
Northeast	2,440	2,014	2,000
Southeast	8,271	8,126	7,820
Midwest	4,458	3,288	2,903
Central	4,588	3,982	3,622
West	9,146	5,505	3,454

	28,903	22,915	19,799

Net new orders — units:
Northeast	2,738	2,035	1,970
Southeast	8,651	8,544	7,815
Midwest	4,684	3,756	2,818
Central	4,590	4,071	3,644
West	10,167	7,710	3,597

	30,830	26,116	19,844

Net new orders — dollars ($000’s omitted)	$7,731,000	$5,926,000	$4,211,000

Backlog at December 31 - units:
Northeast	1,129	831	810
Southeast	2,939	2,559	2,141
Midwest	1,601	1,375	907
Central	905	903	814
West	4,031	3,010	805

	10,605	8,678	5,477

Backlog at December 31 — dollars ($000’s omitted)	$2,857,000	$2,118,000	$1,307,000

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding (continued):

Domestic Homebuilding (continued):

     Unit settlements in 2002 reached a record high, increasing 26% to 28,903 units. A full year of the Del Webb operations combined with strong sales in the Midwest drove the increase. 2001 unit settlements increased 16% to 22,915 units, principally from the addition of the Del Webb operations. The average selling price for our homes increased from $206,000 in 2000 to $225,000 in 2001 and to $242,000 in the current year. Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. Both 2002 and 2001 benefited from increased product prices, improved product mix and the inclusion of Del Webb product offerings, which had an average selling price higher than our traditional offerings.

     Ending backlog, which represents orders for homes that have not yet closed, climbed 22% to 10,605 homes. The dollar value of our ending backlog was up 35% to $2.9 billion at December 31, 2002. Unit and dollar backlog at December 31, 2001, increased 58% and 62%, respectively, to 8,678 homes valued at $2.1 billion. Overall, strong demand supported by a favorable interest rate environment and the addition of Del Webb operations drove increased order activity and record levels of backlog.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations ($000’s omitted):

	Years Ended December 31,

	2002	2001	2000

Home sale revenue (settlements)	$6,991,614	$5,145,526	$4,083,816
Land sale revenue	176,301	129,134	84,700
Home cost of sales	(5,589,465)	(4,127,059)	(3,320,885)
Land cost of sales	(123,306)	(97,941)	(56,250)
Selling, general and administrative expenses	(664,469)	(482,128)	(365,704)
Interest†	(48,697)	(36,006)	(28,019)
Other expense, net	(22,968)	(16,851)	(14,403)

Pre-tax income	$719,010	$514,675	$383,255

Average sales price	$242	$225	$206

†	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Gross profit margins from home sales in 2002 increased 30 basis points over 2001 to 20.1%, including the effect of purchase accounting associated with the Del Webb merger. Excluding the effect of purchase accounting adjustments in both years, gross margins would have been 20.1% in 2002 and 20.0% in 2001. Gross profit margins in 2001 increased 110 basis points to 19.8% including purchase accounting adjustments and 130 basis points excluding purchase accounting adjustments over 2000 gross margins. Factors that contributed to this favorable trend include strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities and effective production and inventory management.

     Land sales increased in each of the prior three years, demonstrating our competency in purchasing, developing and entitling certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of such sales. We continue to rationalize certain existing land positions to ensure the most effective use of invested capital.

     For the year ended December 31, 2002, selling, general and administrative expenses, as a percentage of home settlement revenues, increased 13 basis points to 9.50% after increasing 42 basis points to 9.37% in 2001. Higher startup costs for new communities and increased compensation related costs partially offset by a reduction in costs associated with the Del Webb operations contributed to the change in 2002. The increase in 2001 reflects higher startup costs for new communities, increased compensation related costs, local market advertising expenses and the inclusion of Del Webb operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding (continued):

Domestic Homebuilding (continued):

     Interest expense increased $12.7 million to $48.7 million in 2002 and $8.0 million to $36.0 million in 2001. The increases are a result of an increase in debt levels necessary to support the growth of the business.

     Other expense, net increased to $23.0 million in 2002 primarily as a result of income from certain non-operating investments recorded in 2001. The increase from 2000 to 2001 represents an increase in land inventory valuation reserves for certain land positions and amortization of tradenames and trademarks acquired in the merger with Del Webb.

     At December 31, 2002 and 2001, our Domestic Homebuilding operations controlled approximately 176,800 and 141,100 lots, respectively. Approximately 84,300 and 81,200 lots were owned, and approximately 43,800 and 34,800 lots under option agreements approved for purchase at December 31, 2002 and 2001, respectively. In addition, there were approximately 48,700 lots under option agreements at December 31, 2002, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 25,100 lots at December 31, 2001.

     Domestic Homebuilding inventory at December 31, 2002, was approximately $4.1 billion, of which $3.2 billion related to land and land development. At December 31, 2001, inventory was approximately $3.8 billion, of which $2.8 billion related to land and land development. Included in other assets is approximately $218.8 million in land held for disposition as of December 31, 2002, as compared to $223.5 million in the prior year.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina.

     Mexico Effective January 1, 2002, International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico), which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico Operations in Puerto Rico are conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation and three joint ventures.

     Argentina Operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Homebuilding (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the years ended December 31, 2002, 2001 and 2000 ($000’s omitted):

	Years Ended December 31,

	2002	2001	2000

Revenues	$196,074	$35,169	$27,159
Cost of sales	(157,056)	(30,937)	(24,611)
Selling, general and administrative expense	(35,029)	(11,820)	(5,621)
Other income (expense), net	(1,610)	66	967
Minority interest	(1,801)	—	—
Equity in income of joint ventures	4,479	5,138	5,455

Pre-tax income (loss)	$5,057	$(2,384)	$3,349

Unit settlements:
Pulte	6,525	221	264
Pulte-affiliated entities	1,022	7,258	7,718

	7,547	7,479	7,982

     Unit settlements for Pulte and Pulte-affiliated entities in 2002 were relatively flat as compared to 2001 and down in 2001 when compared to 2000, as declines in Puerto Rico and Mexico were only partially offset by settlements in Argentina, which approached 200 in 2002. Settlements in Mexico were 7,166 in 2002 compared to 7,158 in 2001 and 7,718 in 2000. Activity in Mexico continues to be slowed by the impact of changes made in 2001 and 2002 to local lending practices and the lack of alternative funding sources.

     Increased revenues in 2002 are due to consolidation of the operations in Mexico for eleven months of 2002, a full year of operations in Argentina, which had only begun recognizing its first closings in June of 2001, partially offset by a decline in Puerto Rico. Revenues from our operations in Mexico were $158.1 million in 2002. Our operations in Argentina contributed $25.9 million compared to $9.5 million in the prior year. Revenues in Puerto Rico were down to $12.1 million from $25.5 million.

     The consolidation of Mexico also had a positive effect on gross margins, which rose to 19.9% in 2002 from 12.0% in 2001 and 9.4% in 2000. Selling, general and administrative expenses as a percent of revenues declined as a result of a reduction in start-up costs associated with our operations in Argentina. Equity in income of joint ventures in 2002 represents one month of the joint venture operations in Mexico and our joint venture located in Canovanas, Puerto Rico, which had its first closings during the third quarter of 2001.

     Our operations in Argentina recorded transaction losses of $208,000 and $463,000 for the years ended December 31, 2002 and 2001, respectively, as the value of the Argentine peso continued to fluctuate following the Argentine government’s decision to de-link its valuation from the U.S. Dollar. We also recorded a foreign currency translation loss of $12.8 million, as a component of cumulative other comprehensive income during 2002. It remains unclear at this time how the financial and currency markets in Argentina will be impacted in 2003 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. At December 31, 2002, our investment, net of cumulative foreign currency translation adjustments, in Argentina approximated $13.1 million. Our operations in Mexico have also been affected by a strengthening dollar to the Mexican peso where transaction losses of $483,000, $378,000 and $78,000 were recorded in 2002, 2001 and 2000, respectively. At December 31, 2002, our investment, net of cumulative foreign currency translation adjustments, in Mexico approximated $61.1 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services:

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.

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

     The following table presents mortgage origination data for our Financial Services operations:

	Years Ended December 31,

	2002	2001	2000

Total originations:
Loans	23,074	19,018	13,415

Principal ($000’s omitted)	$3,771,000	$2,937,100	$1,957,300

Originations for Pulte customers:
Loans	19,537	15,402	11,109

Principal ($000’s omitted)	$3,176,500	$2,385,500	$1,697,600

     Mortgage origination unit and principal volume for the year ended December 31, 2002, increased 21% and 28%, respectively, over 2001. This growth can be attributed to an increase in the capture rate of 390 basis points to 77.6% and the inclusion of Del Webb mortgage operations for a full year. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. Mortgage origination principal volume in 2001 increased 50% over 2000, due to an increase in the capture rate of 950 basis points to 73.7%, an increased average loan size and the inclusion of Del Webb mortgage operations, which accounted for approximately 13% of the increase. Origination unit volume increased 42% due to the same factors. Our home buying customers continue to account for the majority of total loan production, representing 85% of total Pulte Mortgage unit production for 2002, compared with 81% in 2001 and 83% in 2000. Refinancings represented 8% of total loan production in 2002, compared with 10% in 2001 and 2% during 2000. At December 31, 2002, loan application backlog increased 66% to $1.4 billion as compared to $827 million and $536 million at December 31, 2001 and 2000, respectively.

     Pre-tax income for the year ended December 31, 2002, increased 81% to $66.7 million, as a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the inclusion of Del Webb mortgage operations for a full year. Gains from the sale of mortgages increased $20.4 million, or 49%, from the same period in 2001. As compared with 2001, net interest income increased $6.3 million to $11.3 million during 2002 due to increased production and a steeper yield curve as a result of the drop in interest rates during 2002. Title income grew 42% contributing $12.2 million to pre-tax income for the year.

     Pre-tax income for the year ended December 31, 2001, increased 49% to $36.9 million, due to increases in volume, capture rate and secondary marketing gains. The addition of Del Webb mortgage operations for the last five months of 2001 contributed approximately 8% of this increase. Pricing and marketing gains increased $17.4 million, or 71%, from the same period in 2000, primarily due to a consistent drop in interest rates throughout 2001. As compared with 2000, net interest income increased $3.1 million to $5.0 million during 2001 due to increased production and a steeper yield curve as a result of the drop in interest rates during 2001. Offsetting these gains was an increase in SG&A expenses of $10 million as a result of increased headcount and other related costs due to the increase in volume during 2001. Income from our title operations increased 48% to $8.6 million in 2001, further fueling the growth in our financial services business.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Financial Services (continued):

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2002, we did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. We also did not recognize any gains or losses during 2002, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2002, we expect to reclassify $1.3 million, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

     The following table presents this segment’s results of operations ($000’s omitted):

	Years Ended December 31,

	2002	2001	2000

Net interest expense	$38,214	$34,261	$28,987
Other corporate expenses, net	23,754	23,191	27,309

Loss before income taxes	$61,968	$57,452	$56,296

     Interest expense, net of interest capitalized into inventory, increased 12% to $38.2 million in 2002 and 18% to $34.3 million in 2001. This trend is a result of an increase in debt levels necessary to support our growth. Interest incurred for the years ended December 31, 2002, 2001, and 2000, excluding interest incurred by our financial services operations, was approximately $162.5, $116.9 and $62.8 million, respectively.

     Other corporate expense, net over the two-year period ended December 31, 2002, was relatively flat, as higher compensation related costs were offset by income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale. The decrease in other corporate expenses, net in 2001 when compared to 2000 is primarily due to the write-down of commercial land held for sale in 2000.

     Interest capitalized into inventory is charged to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at December 31, 2002, increased primarily as a result of higher levels of indebtedness and the addition of the Del Webb properties, which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,

	2002	2001	2000

Interest in inventory at beginning of year	$68,595	$24,202	$19,092
Interest capitalized	123,086	80,399	33,129
Interest expensed	(48,697)	(36,006)	(28,019)

Interest in inventory at end of year	$142,984	$68,595	$24,202

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources:

     Our net cash provided by operating activities for the year ended December 31, 2002, amounted to $162.2 million. The increase in net income was aided by the realization of certain tax benefits and an increase in accrued liabilities, while inventories continued to build to support the growth of the business. Net cash provided by investing activities was $4.6 million for 2002. Net cash provided by financing activities for the year ended December 31, 2002, was $374.2 million, reflecting proceeds from the $300 million senior notes issued in June 2002, proceeds from borrowings under our various credit facilities and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.

     Our net cash used in operating activities for the year ended December 31, 2001, was $418.8 million as higher net income was offset by increases in inventory and residential mortgage loans available-for-sale over 2000 and the resolution of the First Heights litigation. Net cash provided by investing activities in 2001 increased primarily due to the net cash acquired from Del Webb. Net cash provided by financing activities in 2001 was $297.1 million as proceeds from the issuance of senior notes of $200 million and $500 million, and increased borrowings under the revolving credit arrangements were offset by the repayment of higher-rate debt acquired from Del Webb.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $570 million unsecured revolving credit facility at December 31, 2002.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements totaling $600 million, an amount deemed adequate to cover foreseeable needs. There were approximately $560 million of borrowings outstanding at December 31, 2002 under the $600 million Pulte Mortgage arrangements. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In June 2002, we sold $300 million of 7.875% senior notes, due 2032, from our $1 billion shelf registration. Cash provided by operations, combined with the net proceeds from this sale of senior notes, were used to call, redeem and repurchase approximately $103 million of Del Webb senior subordinated notes and to repay short-term borrowings under our revolving bank credit arrangements.

     In October 2002, our operating entity in Argentina entered into a $3 million revolving credit facility in order to provide an additional financial resource to support the operations. Pulte Homes, Inc has guaranteed the credit facility. There were no borrowings outstanding under this facility at December 31, 2002.

     In October 2002, the Company’s Board of Directors approved a stock repurchase plan of up to $100 million. Shares will be purchased from time-to-time on the open market, depending on market conditions. During the year ended December 31, 2002, we repurchased 100,000 shares for approximately $4.3 million.

     Our income tax liabilities are affected by a number of factors. In 2002, our effective tax rate was 39.0% compared to 38.5% in 2001 and 2000. We anticipate that our effective tax rate for 2003 will be approximately 39.0%.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued):

     At December 31, 2002, we had cash and equivalents of $613.2 million, $1.7 billion of unsecured senior notes and $260.7 million of unsecured senior subordinated notes. Other financing includes limited recourse collateralized financing totaling $145.5 million.

     The following table summarizes our payments under contractual obligations as of December 31, 2002:

	Payments Due by Period
	($000’s omitted)

	Total	2003	2004-2005	2006-2007	After 2007

Contractual obligations:
Limited recourse collateralized financing	$145,526	$59,563	$72,659	$10,478	$2,826
Non-guarantor short-term borrowings	559,621	559,621	—	—	—
Senior notes and subordinated notes	1,907,976	275,000	237,000	—	1,395,976
Operating leases	117,620	31,481	39,243	22,633	24,263

Total contractual obligations	$2,730,743	$925,665	$348,902	$33,111	$1,423,065

     The following table summarizes our other commercial commitments as of December 31, 2002:

	Amount of Commitment Expiration by Period
	($000’s omitted)

	Total	2003	2004-2005	2006-2007	After 2007

Other commercial commitments:
Guarantor revolving credit facilities	$570,000	$—	$570,000	$—	$—
Non-guarantor revolving credit facilities	600,000	275,000	325,000	—	—
Standby letters of credit	150,955	138,803	12,152	—	—

Total commercial commitments	$1,320,955	$413,803	$907,152	$—	$—

     Standby letters of credit and performance bonds are used to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related project. If the obligations related to the project are ongoing, annual extensions are granted on a year-to-year basis. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $954 million at December 31, 2002, are typically outstanding over a period that approximates 3-5 years.

     In the normal course of business, we acquire rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. These rights, which may be cancelled at our discretion, may extend over several years and are typically secured by small deposits. Further, these rights are frequently extended or renegotiated to better match the needs of our homebuilding operations. The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $1.5 billion at December 31, 2002, which represented approximately 43,800 lots. In addition, there were approximately 48,700 lots valued at $982 million under option at December 31, 2002 pending approval, that are under review and evaluation for future use by our homebuilding operations.

     Sources of our working capital at December 31, 2002, include cash and equivalents, our $570 million committed unsecured revolving credit facility and Pulte Mortgage’s $600 million revolving credit. Our debt-to-total capitalization, excluding our collateralized debt, was approximately 41% as of December 31, 2002, and approximately 32% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at or below the 40% level.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued):

     In February 2003, we sold $300 million of 6.25% senior notes, due 2013, from the Company’s current shelf registration. Proceeds from the sale will be used to retire certain debt coming due or called in 2003. Subsequent to this issuance, we had $400 million remaining available under the current mixed securities shelf registration.

Inflation:

     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass to our customers any increases in our costs through increased sales prices. To date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

Critical Accounting Policies and Estimates:

     The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The development and selection of the following critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors.

Revenue recognition:

     Homebuilding — Homebuilding revenues are recorded when the sales of homes are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on homes for which the sale was completed. We do not engage in arrangements whereby we have ongoing relationships with our homebuyers that require us to repurchase our homes or provide homebuyers with the right of return.

     Financial Services — Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when the related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold. Gains and losses from sales of mortgage loans are recognized when the loans are sold.

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

     Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the home, an average lot cost by project based on land acquisition and development costs, and closing costs and commissions. Construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared to the amount accrued, and adjustments are made if needed. Total project land acquisition and development costs are based on an analysis of budgeted costs compared to actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the amount of future lots costed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies and Estimates (continued):

Residential mortgage loans available-for-sale:

     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Gains and losses from sales of mortgage loans are recognized when the loans are sold. We hedge our residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.

Goodwill and intangible assets:

     We have identified significant intangible assets and generated significant goodwill, most recently as a result of the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued by independent appraisers and advisors using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. If we determine that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on one of two methods. For assets related to ongoing operations we plan to continue, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.

     The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates could result in significant revisions to the carrying value of these assets and material charges to the results of operations.

Investments in unconsolidated entities:

     We participate in a number of joint ventures with independent third parties in which we have less than a controlling interest. These joint ventures purchase, develop and/or sell land and homes in the United States, Mexico and Puerto Rico. We recognize our share of profits from the sale of lots and homes to other buyers. We do not recognize profits from lots we purchase, but instead defer those profits until the related homes are sold. At December 31, 2002, we had approximately $49.0 million invested in these joint ventures. Under certain arrangements, future capital contributions may be necessary to maintain our ownership in the joint venture. We have not guaranteed any of the outstanding debt of the joint ventures at December 31, 2002, which approximated $103.2 million.

     We also own 22.2% of the capital stock of a mortgage banking company in Mexico. At December 31, 2002, our investment in this entity was approximately $15.8 million. We do not have any purchase or investment commitments to this entity. Furthermore, we have not guaranteed any of the indebtedness of this entity, which approximated $1.2 billion at December 31, 2002.

     These investments are accounted for on the equity method.

Allowance for warranties:

     Home purchasers are provided with warranties against certain building defects. The specific terms and conditions of those warranties vary geographically. Most warranties cover different aspects of the home’s construction and operating systems for a period of up to ten years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assesses the adequacy of recorded warranty liabilities and adjust the amounts as necessary. Although we have not made significant adjustments to the accrual in the past, actual warranty cost in the future could differ from our current estimate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2002 and 2001, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2002 for the
	Years ended December 31,

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$275,000	$112,000	$125,000	$—	$—	$1,395,976	$1,907,976	$2,006,173
Average interest rate	8.59%	8.38%	7.30%	—	—	8.46%	8.23%	—
Limited recourse collateralized financing	$59,563	$41,528	$31,131	$9,128	$1,350	$2,826	$145,526	$145,526
Average interest rate	5.27%	5.53%	6.12%	2.16%	4.00%	4.00%	5.30%	—

	As of December 31, 2001 for the
	Years ended December 31,

						There-		Fair
	2002	2003	2004	2005	2006	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$—	$275,000	$112,000	$125,000	$69,810	$1,130,887	$1,712,697	$1,744,726
Average interest rate	—	8.59%	8.38%	7.30%	9.00%	8.37%	8.36%	—
Limited recourse collateralized financing	$17,556	$7,531	$4,446	$5,894	$1,350	$2,826	$39,603	$39,603
Average interest rate	6.42%	6.96%	7.20%	5.06%	4.00%	4.00%	6.15%	—

     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2002 and 2001, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

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

     Our aggregate net investments exposed to foreign currency exchange rate risk include our operations in Mexico which approximated $61.1 million, our mortgage banking joint venture investment in Mexico which approximated $15.8 million and our operations in Argentina which approximated $13.1 million.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used in our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
($000’s omitted, except share data)

ASSETS

	2002	2001

Cash and equivalents	$613,168	$72,144
Unfunded settlements	60,641	69,631
House inventory	863,507	875,690
Land inventory	3,430,090	2,958,073
Residential mortgage loans available-for-sale	600,339	435,461
Goodwill	307,693	307,693
Intangible assets, net	151,954	159,604
Other assets	833,279	765,578
Deferred income taxes	27,784	67,019

	$6,888,455	$5,710,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $181,816 and $119,229 in 2002 and 2001, respectively	$376,653	$333,845
Customer deposits	265,817	200,212
Accrued and other liabilities	922,661	618,262
Unsecured short-term borrowings	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	559,621	413,675
Income taxes	90,009	35,370
Senior notes and subordinated notes	1,913,268	1,722,864

Total liabilities	4,128,029	3,434,228

Shareholders’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 61,124,936 and 59,249,233 shares issued and outstanding in 2002 and 2001, respectively	611	592
Additional paid-in capital	933,162	862,881
Unearned compensation	(9,866)	(3,859)
Accumulated other comprehensive income (loss)	(35,371)	(13,969)
Retained earnings	1,871,890	1,431,020

Total shareholders’ equity	2,760,426	2,276,665

	$6,888,455	$5,710,893

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002, 2001 and 2000
(000’s omitted, except per share data)

	2002	2001	2000

Revenues:
Homebuilding	$7,363,989	$5,309,829	$4,195,675
Financial Services	106,628	77,222	50,669
Corporate	1,202	2,210	633

Total revenues	7,471,819	5,389,261	4,246,977

Expenses:
Homebuilding, principally cost of sales	6,646,666	4,806,812	3,814,526
Financial Services, principally interest	45,579	44,546	30,054
Corporate, net	63,170	59,662	56,929

Total expenses	6,755,415	4,911,020	3,901,509

Other income:
Equity income	12,418	13,546	9,628

Income from continuing operations before income taxes	728,822	491,787	355,096
Income taxes	284,221	189,362	136,712

Income from continuing operations	444,601	302,425	218,384
Income (loss) from discontinued operations	9,044	(1,032)	(29,871)

Net income	$453,645	$301,393	$188,513

Per share data:
Basic:
Income from continuing operations	$7.35	$6.16	$5.29
Income (loss) from discontinued operations	.15	(.02)	(.73)

Net income	$7.50	$6.14	$4.56

Assuming dilution:
Income from continuing operations	$7.20	$6.01	$5.18
Income (loss) from discontinued operations	.15	(.02)	(.71)

Net income	$7.35	$5.99	$4.47

Cash dividends declared	$.16	$.16	$.16

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	60,453	49,098	41,310
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	1,293	1,225	836

Adjusted weighted-average common shares and effect of dilutive securities	61,746	50,323	42,146

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2002, 2001 and 2000
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total

Shareholders’ Equity, December 31, 1999	$433	$77,070	$—	$(259)	$1,016,075	$1,093,319
Stock option exercise, including tax benefit of $9,837	16	38,605	—	—	—	38,621
Cash dividends declared — $.16 per share	—	—	—	—	(6,583)	(6,583)
Stock repurchases	(33)	(6,082)	—	—	(60,268)	(66,383)
Comprehensive income:
Net income	—	—	—	—	188,513	188,513
Foreign currency translation adjustments	—	—	—	444	—	444

Total comprehensive income						188,957

Shareholders’ Equity, December 31, 2000	416	109,593	—	185	1,137,737	1,247,931
Common stock issued and stock options exchanged in merger	168	729,219	—	—	—	729,387
Stock option exercise, including tax benefit of $4,982	7	18,512	—	—	—	18,519
Restricted stock award	1	5,557	(5,558)	—	—	—
Restricted stock award amortization	—	—	1,699	—	—	1,699
Cash dividends declared — $.16 per share	—	—	—	—	(8,110)	(8,110)
Comprehensive income:
Net income	—	—	—	—	301,393	301,393
Change in fair value of derivatives, net of income taxes of $371	—	—	—	(592)	—	(592)
Foreign currency translation adjustments	—	—	—	(13,562)	—	(13,562)

Total comprehensive income						287,239

Shareholders’ Equity, December 31, 2001	592	862,881	(3,859)	(13,969)	1,431,020	2,276,665
Stock option exercise, including tax benefit of $20,651	17	60,759	—	—	—	60,776
Restricted stock award	3	11,316	(11,319)	—	—	—
Restricted stock award amortization	—	—	5,312	—	—	5,312
Cash dividends declared — $.16 per share	—	—	—	—	(9,773)	(9,773)
Stock repurchases	(1)	(1,794)	—	—	(3,002)	(4,797)
Comprehensive income:
Net income	—	—	—	—	453,645	453,645
Change in fair value of derivatives, net of income taxes of $833	—	—	—	(1,288)	—	(1,288)
Foreign currency translation adjustments	—	—	—	(20,114)	—	(20,114)

Total comprehensive income						432,243

Shareholders’ Equity, December 31, 2002	$611	$933,162	$(9,866)	$(35,371)	$1,871,890	$2,760,426

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
($000’s omitted)

	2002	2001	2000

Cash flows from operating activities:
Net income	$453,645	$301,393	$188,513
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization, depreciation and other	29,784	32,876	14,230
Deferred income taxes	39,235	(8,176)	652
Increase (decrease) in cash, excluding effects of acquired entities, due to:
Inventories	(503,137)	(648,266)	(210,025)
Residential mortgage loans available-for-sale	(164,878)	(157,325)	(41,723)
Other assets	69,861	14,392	(13,595)
Accounts payable, accrued and other liabilities	163,509	1,639	77,034
Income taxes	74,181	44,671	8,236

Net cash provided by (used in) operating activities	162,200	(418,796)	23,322

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	11,644	—
Other, net	4,626	(1,820)	(5,185)

Net cash provided by (used in) investing activities	4,626	9,824	(5,185)

Cash flows from financing activities:
Payment of senior notes and subordinated notes	(107,576)	(363,391)	(19,969)
Proceeds from borrowings	577,252	980,507	209,930
Repayment of borrowings	(110,645)	(325,714)	(32,161)
Issuance of common stock	39,672	13,537	28,784
Stock repurchases	(4,344)	—	(66,383)
Dividends paid	(9,773)	(8,110)	(6,583)
Other, net	(10,388)	302	433

Net cash provided by financing activities	374,198	297,131	114,051

Net increase (decrease) in cash and equivalents	541,024	(111,841)	132,188
Cash and equivalents at beginning of year	72,144	183,985	51,797

Cash and equivalents at end of year	$613,168	$72,144	$183,985

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Issuance of common stock and exchange of stock options in merger	$—	$729,387	$—

Cash paid during the year for:
Interest, net of amount capitalized	$48,268	$31,364	$29,579

Income taxes	$165,570	$137,684	$115,352

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Homes, Inc. (the “Company” or “Pulte”), and all of its direct subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), Del Webb Corporation (Del Webb) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 4). The Company also has a mortgage banking company, Pulte Mortgage Corporation (Pulte Mortgage), which is a subsidiary of PHC. Effective January 1, 2003, Pulte Mortgage changed its legal form of entity to a limited liability company under the name Pulte Mortgage, LLC.

Effective January 1, 2002, the Company reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico). Under the new ownership structure, the Company’s operations in Mexico, which were primarily conducted through joint ventures, have been combined into Pulte Mexico and are 63.8% owned by International. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for eleven months, as the operations in Mexico report on a one-month lag.

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

Foreign currency

The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income. Realized foreign currency transaction gains and losses are included in the Consolidated Statement of Operations. Realized foreign currency transaction losses were $691,000, $841,000 and $78,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Cash and equivalents

For purposes of the Consolidated Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents.

Goodwill

On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. In accordance with SFAS No. 142, the Company is no longer recording amortization expense related to goodwill but is reviewing it annually for impairment.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Goodwill (continued)

The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization expense ($000,s omitted, except per share data):

	Year ended December 31,

	2002	2001	2000

Income from continuing operations, as reported	$444,601	$302,425	$218,384

Net income, as reported	$453,645	$301,393	$188,513

Income from continuing operations, as adjusted	$444,601	$306,587	$222,546

Net income, as adjusted	$453,645	$305,555	$192,675

Per share data, as reported:
Basic:
Income from continuing operations	$7.35	$6.16	$5.29

Net Income	$7.50	$6.14	$4.56

Diluted:
Income from continuing operations	$7.20	$6.01	$5.18

Net income	$7.35	$5.99	$4.47

Per share data, as adjusted:
Basic:
Income from continuing operations	$7.35	$6.24	$5.39

Net income	$7.50	$6.22	$4.66

Diluted:
Income from continuing operations	$7.20	$6.09	$5.28

Net income	$7.35	$6.07	$4.57

The majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001 and has been included in the homebuilding segment. In accordance with SFAS No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter 2002 and determined there to be no impairment of goodwill. Consequently, there was no change in the carrying amount of goodwill for the year ended December 31, 2002.

Intangible assets

Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb. These intangible assets were valued by independent appraisers and advisors at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets is $163.5 million and $11.5 million, respectively. Amortization expense for the year ended December 31, 2002 was $8.2 million and is expected to be approximately $8.3 million in each of the next 5 years.

In accordance with SFAS No. 144, intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amounts may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties in which the Company has less than a controlling interest. These joint ventures purchase, develop and/or sell land and homes in the United States, Mexico and Puerto Rico. The Company recognizes its share of profits from the sale of lots and homes to other buyers. Profits from lots the Company purchases from the joint ventures are not recognized, but instead are deferred until which time the related homes are sold. At December 31, 2002, the Company had approximately $49.0 million invested in these joint ventures. Under certain arrangements, future capital contributions may be necessary to maintain ownership in the joint venture. The Company has not guaranteed any of the outstanding debt of the joint ventures at December 31, 2002, which approximated $103.2 million.

The Company also owns 22.2% of the capital stock of a mortgage banking company in Mexico. At December 31, 2002, the Company’s investment in this entity was approximately $15.8 million. The Company does not have any purchase or investment commitments to this entity. Furthermore, the Company has not guaranteed any of the indebtedness of this entity, which approximated $1.2 billion at December 31, 2002.

These investments are accounted for on the equity method.

Advertising cost

The Company expenses advertising costs as incurred. For the years ended December 31, 2002, 2001 and 2000, the Company incurred advertising costs of approximately $78.2 million, $56.8 million and $40.4 million, respectively.

Employee benefits

The Company maintains three defined contribution plans that cover substantially all of the Company’s employees. Company contributions to the plans are expensed as paid. The total Company contributions pursuant to the plans were approximately $7.0 million, $3.8 million and $2.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Income per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the denominator) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options and restricted stock grants. Any options that have an exercise price greater than the average market price are excluded from the diluted income per share calculation. For the years ended December 31, 2002, 2001 and 2000, 267,272, 1,795,500, and 873,000, respectively, of the outstanding stock options were excluded from this calculation.

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

The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $7.8 million and $7.4 million at December 31, 2002 and 2001, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Fair values of financial instruments (continued)

The fair values of subordinated debentures and senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2002. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Stock-based compensation

At December 31, 2002, the Company has several stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: weighted-average dividend yields of .32%, .39% and .57%, expected volatility 34.9%, 34.8% and 34.5%, weighted-average risk-free interest rates of 3.45%, 4.94% and 5.54%, and weighted-average expected lives of 6.82 years, 6.97 years and 7.33 years.

	Years Ended December 31,

	2002	2001	2000

Net income, as reported ($000’s omitted)	$453,645	$301,393	$188,513
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3,096	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	11,986	14,324	5,588

Pro forma net income ($000’s omitted)	$444,755	$287,069	$182,925

Earnings per share:
Basic-as reported	$7.50	$6.14	$4.56

Basic-pro forma	$7.36	$5.85	$4.43

Diluted-as reported	$7.35	$5.99	$4.47

Diluted-pro forma	$7.20	$5.70	$4.34

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

New accounting pronouncements

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

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows. The Company adopted the disclosure provisions of this interpretation for the year ended December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation; however, it does not require a change to a fair value approach. It also requires disclosure in the summary of significant accounting policies of the effects of the Company’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the disclosure provisions of this statement for the year ended December 31, 2002. Further, the Company is considering the adoption of the fair value method and is evaluating various transitional methods.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Homebuilding

Inventories

Finished inventories are stated at the lower of accumulated cost or net realizable value. Inventories under development or held for development are stated at accumulated cost, unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value.

Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the home, an average lot cost by project based on land acquisition and development costs, and closing costs and commissions. Construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared to the amount accrued, and adjustments are made if needed. Total project land acquisition and development costs are based on an analysis of budgeted costs compared to actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the amount of future lots costed.

The Company capitalizes interest cost into homebuilding inventories and charges the interest to homebuilding interest expense over a period that approximates the average life cycle of its communities. The Company capitalized interest in the amount of $123.1 million, $80.4 million and $33.1 million and expensed to homebuilding interest expense $48.7 million, $36.0 million and $28.0 million in 2002, 2001 and 2000, respectively.

Land held for sale

At December 31, 2002 and 2001, the Company had approximately $226.1 million and $231.4 million of land held for sale classified as other assets in the Consolidated Balance Sheets. Land held for sale is recorded at the lower of cost or fair value less costs to sell.

Allowance for warranties

Home purchasers are provided with warranties against certain building defects. The specific terms and conditions of those warranties vary geographically. Most warranties cover different aspects of the home’s construction and operating systems for a period of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes to the Company’s allowance for warranties for the year ended December 31, 2002 are as follows ($000’s omitted):

December 31, 2001	$40,866
Warranty reserves provided	70,966
Payments and other adjustments	(59,859)

December 31, 2002	$51,973

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

Significant accounting policies (continued)

Financial Services

Mortgage servicing rights

The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, usually three to four months, the Company does not amortize the servicing asset. Since the servicing rights are recorded at the value in the servicing sales contracts, there are no impairment issues related to these assets. The Company could be required to repurchase loans found to be defective. Reserves for such future repurchases are reflected in accrued and other liabilities. During 2002, 2001 and 2000, total servicing rights recognized were $35.7 million, $36.2 million and $33.0 million respectively.

Residential mortgage loans available-for-sale

Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $1.5 million and $1.8 million at December 31, 2002 and 2001, respectively.

Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans. During 2002, 2001 and 2000, net gains from the sale of mortgages were $62.4 million, $41.9 million and $24.5 million, respectively.

Interest income on mortgage loans

Interest income is accrued from the date of the note until the loan is sold.

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

Derivative instruments and hedging activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” requires companies to recognize all of their derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. The Company currently uses only cash flow hedges.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Financial Services (continued)

Derivative instruments and hedging activities (continued)

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

Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of Pulte Mortgage. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. During the year ended December 31, 2002, the Company did not recognize any net gains or losses related to the ineffective portion of the hedging instrument excluded from the assessment of hedge effectiveness. In addition, the Company did not recognize any net gains or losses during the year ended December 31, 2002, for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2002, the Company expects to reclassify $1.3 million net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

The Company’s Financial Services segment consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,

	2002	2001	2000

Revenues:
Homebuilding	$7,363,989	$5,309,829	$4,195,675
Financial Services	106,628	77,222	50,669
Corporate	1,202	2,210	633

Total revenues	7,471,819	5,389,261	4,246,977

Cost of sales:
Homebuilding	5,869,827	4,255,937	3,401,746

Selling, general and administrative:
Homebuilding	699,498	493,948	371,325
Financial Services	38,826	35,467	22,526
Corporate	29,417	15,443	12,372

Total selling, general and administrative	767,741	544,858	406,223

Interest:
Homebuilding	48,697	36,006	28,019
Financial Services	6,753	9,079	7,478
Corporate	39,416	36,471	29,620

Total interest	94,866	81,556	65,117

Other (income) expense, net:
Homebuilding	28,644	20,921	13,436
Financial Services	—	—	50
Corporate	(5,663)	7,748	14,937

Total other expense, net	22,981	28,669	28,423

Total costs and expenses	6,755,415	4,911,020	3,901,509

Equity income:
Homebuilding	6,744	9,274	5,455
Financial Services	5,674	4,272	4,173

Total equity income	12,418	13,546	9,628

Income before income taxes:
Homebuilding	724,067	512,291	386,604
Financial Services	66,723	36,948	24,788
Corporate	(61,968)	(57,452)	(56,296)

Total income before income taxes	$728,822	$491,787	$355,096

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Supplemental Operating Data by Geographic Region
	($000’s omitted)
	Years Ended December 31,

	2002	2001	2000

Revenues:
Domestic United States	$7,275,745	$5,354,092	$4,219,818
International	196,074	35,169	27,159

Total revenues	7,471,819	5,389,261	4,246,977

Cost of sales:
Domestic United States	5,712,771	4,225,000	3,377,135
International	157,056	30,937	24,611

Total cost of sales	5,869,827	4,255,937	3,401,746

Selling, general and administrative:
Domestic United States	734,408	534,315	400,943
International	33,333	10,543	5,280

Total selling, general and administrative	767,741	544,858	406,223

Interest:
Domestic United States	94,866	81,556	65,117

Other (income) expense, net:
Domestic United States	19,570	28,689	30,116
International	3,411	(20)	(1,693)

Total other expense, net	22,981	28,669	28,423

Total costs and expenses	6,755,415	4,911,020	3,901,509

Equity income:
Domestic United States	3,897	5,676	1,195
International	8,521	7,870	8,433

Total equity in income of joint ventures	12,418	13,546	9,628

Income before income taxes	$728,822	$491,787	$355,096

	Asset Data by Segment ($000’s omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At December 31, 2002:
Inventory	$4,293,597	$—	$—	$4,293,597

Identifiable assets	6,092,102	714,274	82,079	$6,888,455

At December 31, 2001:
Inventory	$3,833,763	$—	$—	$3,833,763

Identifiable assets	5,060,583	481,914	168,396	$5,710,893

	Supplemental Asset Data by Geographic Region ($000’s omitted)

	Domestic
	United States	International	Total

At December 31, 2002:
Inventory	$4,143,827	$149,770	$4,293,597

Identifiable assets	6,690,284	198,171	$6,888,455

At December 31, 2001:
Inventory	$3,796,092	$37,671	$3,833,763

Identifiable assets	5,613,680	97,213	$5,710,893

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Del Webb merger

On July 31, 2001, the Company merged with Del Webb Corporation in a tax-free stock-for-stock transaction. Under the terms of the merger agreement, each outstanding share of Del Webb common stock was exchanged for approximately 0.894 shares of newly issued Company stock. Approximately 16.8 million shares were issued to Del Webb shareholders. Del Webb was primarily a homebuilder with operations in seven states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001 was 3,682 units valued at approximately $994 million.

This merger expanded and supported the Company’s leadership position. In particular, the Company believes the merger strengthened its position among active adult homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered our purchasing leverage, and enhanced the Company’s overall competitive position.

The merger was accounted for using the purchase method of accounting. Approximately 16.8 million shares were issued and assigned an approximate accounting value of $42.74 per share based on the average closing price of the Company’s stock for the five trading days ended July 26, 2001. The components of the purchase price and allocation are as follows ($000’s omitted):

Consideration and merger costs:
Stock issued to Del Webb stockholders	$720,111
Cash paid to Del Webb stock option and restricted stock holders	29,498
Fair value of stock options exchanged	9,276
Cash paid for certain change-in-control and consulting arrangements	52,709
Other transaction costs	22,389

Total purchase price		$833,983

Purchase price allocation:
Inventory	$1,522,797
Other assets	387,301
Trademarks and tradenames	163,000
Accounts payable and other	(494,029)
Unsecured short-term borrowings	(300,000)
Subordinated notes	(729,096)	549,973

Goodwill		$284,010

This goodwill, which is not deductible for tax purposes, was allocated solely to the Homebuilding segment. Trademarks and tradenames are being amortized on a straight-line basis over a period of 20 years. Independent appraisers and advisors utilizing proven valuation procedures allocated portions of the purchase price, including inventory, intangible assets and various other assets.

Del Webb operations have been included in the consolidated results since August 1, 2001. The following table presents a summary of the unaudited pro forma operating results for the Company assuming that the merger with Del Webb occurred on January 1, 2001 and 2000.

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

Although the Company in 1994, expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) precluded the Company from completing the disposal in accordance with its original plan. As discussed in Note 11, the Company settled its litigation with the FDIC in October 2001.

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

Revenues of discontinued operations were $17,000, $29,000 and $3,685,000 for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, discontinued thrift operations resulted in a gain of $9.0 million and losses of $1.0 million and $29.9 million, respectively. The after-tax gain in 2002 includes approximately $10 million of income related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters. The after-tax loss in 2000 includes a $30 million charge for related litigation as discussed in Note 11.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Other financing arrangements

Corporate/Homebuilding

In April 2002, the Company expanded its revolving credit facility to a total of $570 million as allowed under the credit agreement. This facility, which includes an option to expand the facility size to $600 million, expires August 31, 2005. The bank credit agreement contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio as defined in the agreement of 50%. The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2002	2001	2000

Available credit lines at year-end	$570,000	$560,000	$415,000
Unused credit lines at year-end	$570,000	$450,000	$415,000
Maximum amount outstanding at the end of any month	$245,000	$334,000	$245,000
Average monthly indebtedness	$92,000	$72,000	$137,000
Range of interest rates during the year	2.56 to	2.65 to	5.19 to
	4.75%	6.81%	9.50%
Weighted-average rate at year-end	2.78%	3.79%	6.86%

In addition, the Company’s operating entity in Argentina entered into a $3 million revolving credit facility in October 2002 to provide an additional financial resource to support the operations. Pulte Homes, Inc. has guaranteed the credit facility. There were no borrowings outstanding under this facility at December 31, 2002.

At December 31, 2002, other financing included limited recourse collateralized financing arrangements totaling $145.5 million. These financing arrangements have maturities ranging primarily from one to four years, a weighted average interest rate of 5.30%, generally collateralized by certain land positions and have no recourse to any other assets. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.

Financial Services

Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair values.

At December 31, 2002, Pulte Mortgage had a committed bank credit line of $225 million, of which $50 million expires January 24, 2003 and $175 million expires March 31, 2003. The bank credit agreements require Pulte Mortgage to pay a fee for the committed credit line. Pulte Mortgage also has a $375 million annual asset-backed commercial paper program, of which $50 million expires January 24, 2003. The remaining $325 million under the commercial paper program can be extended to August 23, 2005 subject to approval by the administrative agent. During the three years ended December 31, 2002, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements contain restrictive covenants, the most restrictive of which requires Pulte Mortgage to maintain a minimum tangible net worth of $15 million.

The following is aggregate borrowing information ($000’s omitted):

	2002	2001	2000

Available credit lines at year-end	$600,000	$450,000	$325,000
Unused credit lines at year-end	$41,000	$40,000	$91,000
Maximum amount outstanding at the end of any month	$559,000	$410,000	$234,000
Average monthly indebtedness	$290,000	$219,000	$117,000
Range of interest rates during the year	0.45 to	0.45 to	0.45 to
	2.75%	9.18%	8.15%
Weighted-average rate at year-end	1.91%	2.35%	7.31%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Senior notes and subordinated notes

The Company’s senior notes and subordinated notes at book value are summarized as follows ($000’s omitted):

	At December 31,

	2002	2001

9.5% unsecured senior notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	$174,934	$174,672
7% unsecured senior notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	99,960	99,920
8.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	111,949	111,914
7.3% unsecured senior notes, issued by Pulte Homes, Inc. due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	124,970	124,960
8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	199,005	198,883
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, callable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	494,671	495,654
7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	148,396	148,287
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, callable prior to maturity, guaranteed on a senior basis by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	298,717	—
9% senior subordinated notes, issued by Del Webb Corporation, due 2006, callable prior to maturity, guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	—	70,621
9.375% senior subordinated notes, issued by Del Webb Corporation, due 2009, callable prior to maturity, guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	162,205	175,083
10.25% senior subordinated notes, issued by Del Webb Corporation, due 2010, callable prior to maturity, guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. See Note 12	98,461	122,870

	$1,913,268	$1,722,864

Estimated fair value	$2,006,173	$1,744,726

Total senior note and subordinated note maturities during the five years after 2002 are as follows: 2003 — $275 million; 2004 — $112 million; 2005 - $125 million; 2006 — $0; 2007 — $0; and thereafter $1.4 billion.

In February 2003, the Company sold $300 million of 6.25% unsecured senior notes, callable prior to maturity and guaranteed by Pulte and certain wholly-owned subsidiaries of Pulte. The notes are due 2013.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Shareholders’ equity

In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Company common stock in open-market transactions or otherwise. Pursuant to this authorization, 100,000 common shares were repurchased at an aggregate cost of approximately $4.3 million in 2002. At December 31, 2002, the Company had remaining authorization to purchase common stock aggregating $95.7 million.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income are as follows ($000’s omitted):

	December 31,

	2002	2001

Foreign currency translation adjustments:
Argentina	$(26,876)	$(14,110)
Mexico	(6,615)	733
Change in fair value of derivatives, net of income taxes of $1,204 in 2002 and $371 in 2001	(1,880)	(592)

	$(35,371)	$(13,969)

8.	Stock compensation plans and management incentive compensation

The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plan”); information related to the Plans is as follows:

Shares
Plan Name	Authorized

Employee Plans
Pulte Homes, Inc. 2002 Stock Incentive Plan	3,000,000
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	2,500,000
Pulte Corporation 1995 Stock Incentive Plan for Key Employees	4,000,000
Pulte Corporation 1994 Stock Incentive Plan for Key Employees	2,000,000
Director Plan
2000 Stock Plan for Nonemployee Directors	250,000

As of December 31, 2002, 2,502,657 stock options remain available for grant under the Employee Plans and 170,000 stock options remain available for grant under the Director Plan.

The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to five years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 900 shares of common stock and options to purchase an additional 4,000 shares. All options granted are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.

As a result of the Del Webb merger, the Company assumed Del Webb employee stock plans and their director stock plans. No stock options remain available for grant under the Del Webb plans.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock compensation plans and management incentive compensation (continued)

A summary of the status of the Company’s stock options for the years ended December 31, 2002, 2001 and 2000 is presented below (000’s omitted except per share data):

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	6,539	$28	5,358	$23	5,589	$19
Granted	1,390	47	1,933	37	1,439	33
Exercised	(1,727)	19	(678)	19	(1,631)	17
Forfeited	(58)	41	(74)	25	(39)	24

Outstanding, end of year	6,144	$35	6,539	$28	5,358	$23

Options exercisable at year-end	2,820	$29	3,338	$21	1,939	$18

Weighted-average per share fair value of options granted during the year	$19.36		$23.26		$15.20

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000's omitted)	Contract Life	Exercise Price	(000's omitted)	Exercise Price

$13 to 20	800	4.1	$17	566	$17
$20.01 to 31	1,557	5.4	$24	1,270	$23
$31.01 to 44	2,397	7.8	$41	763	$40
$44.01 to 54	1,390	9.0	$47	221	$50

Exclusive of the Employee Plans and Director Plan above, the Company awarded 241,241 and 157,961 shares of restricted stock to certain key employees during 2002 and 2001, respectively. In connection with the restricted stock awards, which cliff vest at the end of three years, the Company recorded compensation expense of $5.3 million and $1.7 million during 2002 and 2001, respectively. In addition, the Company’s nonemployee directors can elect to defer, for a maximum of eight years, certain amounts of the consideration they receive for their service as directors. The cash deferred may be tied to either Company stock or certain stock indices. At December 31, 2002, 2001 and 2000 there were 19,300, 20,000 and 18,800 phantom stock units outstanding, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income taxes

The Company’s net deferred tax asset is as follows ($000’s omitted):

	At December 31,

	2002	2001

Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(67,526)	$(59,050)
Trademarks and tradenames	(59,067)	(62,755)

	(126,593)	(121,805)

Deferred tax assets:
Non-deductible reserves and other	133,475	134,637
Adjustments to the fair value of acquired senior subordinated notes	7,495	16,509
Net operating loss carryforwards	2,707	27,320
State and other credit carryforwards	11,952	11,610

	155,629	190,076

Asset valuation allowance	(1,252)	(1,252)

Net deferred tax asset	$27,784	$67,019

The state net operating losses of $55.6 million expire in years 2006 through 2022 and are generally available to offset the Company’s taxable income in future years. State and other credit carryforwards include a credit voucher of $10.8 million that is expected to be realized by the Company no later than 2006. Realization of the net deferred tax asset is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that, except for the valuation allowance stated, it is more likely than not that the net deferred tax asset will be realized.

Components of current and deferred income tax expense (benefit) of continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total

Year ended December 31, 2002
Federal	$221,178	$36,545	$257,723
State and other	23,808	2,690	26,498

	$244,986	$39,235	$284,221

Year ended December 31, 2001
Federal	$179,428	$(7,879)	$171,549
State and other	18,110	(297)	17,813

	$197,538	$(8,176)	$189,362

Year ended December 31, 2000
Federal	$123,381	$1,594	$124,975
State and other	12,679	(942)	11,737

	$136,060	$652	$136,712

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2002	2001	2000

Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	3.20	3.09	2.91
Settlement of state tax issues and other	.80	.41	.59

Effective rate	39.00%	38.50%	38.50%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Leases

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

Years Ending December 31,

2003	$31,481
2004	23,180
2005	16,063
2006	12,156
2007	10,477
After 2007	24,263

Total minimum lease payments	$117,620

Net rental expense for the years ended December 31, 2002, 2001 and 2000 was $48.8 million, $36.5 million and $25.5 million, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

11.	Commitments and contingencies

In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $1.5 billion and $1.1 billion at December 31, 2002 and 2001, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $982 million and $644 million at December 31, 2002 and 2001, respectively.

At December 31, 2002, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $1.1 billion.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and contingencies (continued)

First Heights-related litigation (continued)

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

In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the “Settlement”), the First Heights Assistance Agreement was terminated, except that certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

In the Court of Federal Claims Case, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert another claim concerning the contract, that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.

On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Company for breach of contract by enacting Section 13224 of OBRA. The Court is proceeding to determine the amount of damages to which the Pulte Parties are entitled. While it is unclear at this time what amount the Court will award, the Pulte Parties are currently seeking approximately $80 million in after tax damages for the United States government’s breach of contract.

12.	Supplemental Guarantor information

The Company has the following outstanding senior note obligations: (1) $175 million, 9.5%, due 2003, (2) $100 million, 7%, due 2003, (3) $112 million, 8.375%, due 2004, (4) $125 million, 7.3%, due 2005, (5) $200 million, 8.125%, due 2011, (6) $499 million, 7.875%, due 2011, (7) $150 million, 7.625%, due 2017 and (8) $300 million, 7.875%, due 2032. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has the following outstanding senior subordinated note obligations: (1) $155 million, 9.375%, due 2009, (2) $93 million, 10.25%, due 2010. Such obligations to pay principal, premium, if applicable, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, Pulte International Corporation, Pulte Mortgage, North American Builders Indemnity Company and First Heights.

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

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$—	$541,095	$72,073	$—	$613,168
Unfunded settlements	—	66,203	(5,562)	—	60,641
House and land inventories	—	4,143,827	149,770	—	4,293,597
Residential mortgage loans available-for-sale	—	—	600,339	—	600,339
Land held for sale	—	226,054	—	—	226,054
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	151,954	—	—	151,954
Other assets	54,295	457,805	95,125	—	607,225
Deferred income taxes	27,784	—	—	—	27,784
Investment in subsidiaries	3,553,786	93,710	1,809,031	(5,456,527)	—
Advances receivable — subsidiaries	1,470,816	1,491	—	(1,472,307)	—

	$5,106,681	$5,989,132	$2,721,476	$(6,928,834)	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$125,941	$1,281,648	$157,542	$—	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	559,621	—	559,621
Income taxes	90,009	—	—	—	90,009
Senior notes and subordinated notes	1,652,602	260,666	—	—	1,913,268
Advances payable — subsidiaries	477,703	770,488	224,116	(1,472,307)	—

Total liabilities	2,346,255	2,312,802	941,279	(1,472,307)	4,128,029

Shareholders’ Equity:
Common stock	611	40,656	52,195	(92,851)	611
Additional paid-in capital	933,162	1,977,009	720,923	(2,697,932)	933,162
Unearned compensation	(9,866)	—	—	—	(9,866)
Accumulated other comprehensive loss	(35,371)	—	(35,371)	35,371	(35,371)
Retained earnings	1,871,890	1,658,665	1,042,450	(2,701,115)	1,871,890

Total shareholders’ equity	2,760,426	3,676,330	1,780,197	(5,456,527)	2,760,426

	$5,106,681	$5,989,132	$2,721,476	$(6,928,834)	$6,888,455

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$15,621	$33,643	$22,880	$—	$72,144
Unfunded settlements	—	73,126	(3,495)	—	69,631
House and land inventories	—	3,796,092	37,671	—	3,833,763
Residential mortgage loans available-for-sale	—	—	435,461	—	435,461
Land held for sale	—	231,397	—	—	231,397
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	159,604	—	—	159,604
Other assets	53,369	381,610	99,202	—	534,181
Deferred income taxes	78,199	(11,225)	45	—	67,019
Investment in subsidiaries	2,089,940	84,416	1,594,789	(3,769,145)	—
Advances receivable — subsidiaries	1,729,832	932,092	42,639	(2,704,563)	—

	$3,966,961	$5,987,748	$2,229,892	$(6,473,708)	$5,710,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$132,300	$950,486	$69,533	$—	$1,152,319
Unsecured short-term borrowings	110,000	—	—	—	110,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	413,675	—	413,675
Income taxes	59,397	(24,027)	—	—	35,370
Senior notes and subordinated notes	1,354,290	368,574	—	—	1,722,864
Advances payable — subsidiaries	34,309	2,474,025	196,229	(2,704,563)	—

Total liabilities	1,690,296	3,769,058	679,437	(2,704,563)	3,434,228

Shareholders’ Equity:
Common stock	592	40,642	7,811	(48,453)	592
Additional paid-in capital	862,881	779,971	695,139	(1,475,110)	862,881
Unearned compensation	(3,859)	—	—	—	(3,859)
Accumulated other comprehensive loss	(13,969)	—	(13,969)	13,969	(13,969)
Retained earnings	1,431,020	1,398,077	861,474	(2,259,551)	1,431,020

Total shareholders’ equity	2,276,665	2,218,690	1,550,455	(3,769,145)	2,276,665

	$3,966,961	$5,987,748	$2,229,892	$(6,473,708)	$5,710,893

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$7,167,915	$196,074	$—	$7,363,989
Financial Services	—	15,004	91,624	—	106,628
Corporate	164	1,038	—	—	1,202

Total revenues	164	7,183,957	287,698	—	7,471,819

Expenses:
Homebuilding:
Cost of sales	—	5,712,771	157,056	—	5,869,827
Selling, general and administrative and other expense	8,661	731,434	36,744	—	776,839
Financial Services, principally interest	—	4,445	41,134	—	45,579
Corporate, net	63,036	281	(147)	—	63,170

Total expenses	71,697	6,448,931	234,787	—	6,755,415

Other Income:
Equity income	—	3,897	8,521	—	12,418

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(71,533)	738,923	61,432	—	728,822
Income taxes (benefit)	(28,302)	288,111	24,412	—	284,221

Income (loss) from continuing operations before equity in income of subsidiaries	(43,231)	450,812	37,020	—	444,601
Income (loss) from discontinued operations	9,042	—	2	—	9,044

Income (loss) before equity in income of subsidiaries	(34,189)	450,812	37,022	—	453,645

Equity in income (loss) of subsidiaries:
Continuing operations	487,832	33,310	297,229	(818,371)	—
Discontinued operations	2	—	—	(2)	—

	487,834	33,310	297,229	(818,373)	—

Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$5,274,660	$35,169	$—	$5,309,829
Financial Services	—	10,073	67,149	—	77,222
Corporate	189	2,021	—	—	2,210

Total revenues	189	5,286,754	102,318	—	5,389,261

Expenses:
Homebuilding:
Cost of sales	—	4,225,000	30,937	—	4,255,937
Selling, general and administrative and other expense	2,873	537,525	10,477	—	550,875
Financial Services, principally interest	—	2,996	41,550	—	44,546
Corporate, net	51,940	9,280	(1,558)	—	59,662

Total expenses	54,813	4,774,801	81,406	—	4,911,020

Other Income:
Equity income	—	5,676	7,870	—	13,546

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(54,624)	517,629	28,782	—	491,787
Income taxes (benefit)	(26,779)	199,369	16,772	—	189,362

Income (loss) from continuing operations before equity in income of subsidiaries	(27,845)	318,260	12,010	—	302,425
Income (loss) from discontinued operations	87	—	(1,119)	—	(1,032)

Income (loss) before equity in income of subsidiaries	(27,758)	318,260	10,891	—	301,393

Equity in income (loss) of subsidiaries:
Continuing operations	330,270	16,599	253,898	(600,767)	—
Discontinued operations	(1,119)	—	—	1,119	—

	329,151	16,599	253,898	(599,648)	—

Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$4,168,516	$27,159	$—	$4,195,675
Financial Services	—	6,204	44,465	—	50,669
Corporate	317	316	—	—	633

Total revenues	317	4,175,036	71,624	—	4,246,977

Expenses:
Homebuilding:
Cost of sales	—	3,377,135	24,611	—	3,401,746
Selling, general and administrative and other expense	(295)	409,307	3,768	—	412,780
Financial Services, principally interest,	—	1,620	28,434	—	30,054
Corporate, net	45,025	14,134	(2,230)	—	56,929

Total expenses	44,730	3,802,196	54,583	—	3,901,509

Other Income:
Equity income	—	1,195	8,433	—	9,628

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(44,413)	374,035	25,474	—	355,096
Income taxes (benefit)	(18,273)	144,508	10,477	—	136,712

Income (loss) from continuing operations before equity in income of subsidiaries	(26,140)	229,527	14,997	—	218,384
Loss from discontinued operations	(1,948)	—	(27,923)	—	(29,871)

Income (loss) before equity in income of subsidiaries	(28,088)	229,527	(12,926)	—	188,513

Equity in income (loss) of subsidiaries:
Continuing operations	244,524	11,750	239,390	(495,664)	—
Discontinued operations	(27,923)	—	—	27,923	—

	216,601	11,750	239,390	(467,741)	—

Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(487,834)	(33,310)	(297,229)	818,373	—
Amortization, depreciation and other	6,354	27,872	(4,442)	—	29,784
Deferred income taxes	39,235	—	—	—	39,235
Increase (decrease) in cash due to:
Inventories	—	(465,051)	(38,086)	—	(503,137)
Residential mortgage loans available-for-sale	—	—	(164,878)	—	(164,878)
Other assets	138	81,296	(11,573)	—	69,861
Accounts payable, accrued and other liabilities	(6,359)	144,921	24,947	—	163,509
Income taxes	(53,469)	122,421	5,229	—	74,181

Net cash provided by (used in) operating activities	(48,290)	362,271	(151,781)	—	162,200

Dividends received from subsidiaries	232,000	23,500	—	(255,500)	—
Investment in subsidiaries	(1,228,780)	(1,331)	—	1,230,111	—
Advances (to) from affiliates	1,844,046	248,458	33,946	(2,126,450)	—
Other, net	—	2,690	1,936	—	4,626

Net cash provided by (used in) investing activities	847,266	273,317	35,882	(1,151,839)	4,626

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(1,437)	$(106,139)	$—	$—	$(107,576)
Proceeds from borrowings	298,707	132,599	145,946	—	577,252
Repayment of borrowings	(110,000)	—	(645)	—	(110,645)
Capital contributions from parent	—	1,196,038	34,073	(1,230,111)	—
Advances (to) from affiliates	(1,027,422)	(1,118,634)	19,606	2,126,450	—
Issuance of common stock	39,672	—	—	—	39,672
Stock repurchases	(4,344)	—	—	—	(4,344)
Dividends paid	(9,773)	(232,000)	(23,500)	255,500	(9,773)
Other, net	—	—	(10,388)	—	(10,388)

Net cash provided by (used in) financing activities	(814,597)	(128,136)	165,092	1,151,839	374,198

Net increase (decrease) in cash and equivalents	(15,621)	507,452	49,193	—	541,024
Cash and equivalents at beginning of year	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of year	$—	$541,095	$72,073	$—	$613,168

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(329,151)	(16,599)	(253,898)	599,648	—
Amortization, depreciation and other	2,445	29,797	634	—	32,876
Deferred income taxes	(8,176)	—	—	—	(8,176)
Increase (decrease) in cash due to:
Inventories	—	(622,835)	(25,431)	—	(648,266)
Residential mortgage loans available-for-sale	—	—	(157,325)	—	(157,325)
Other assets	(12,233)	65,071	(38,446)	—	14,392
Accounts payable, accrued and other liabilities	7,354	(25,691)	19,976	—	1,639
Income taxes	(26,594)	67,523	3,742	—	44,671

Net cash used in operating activities	(64,962)	(167,875)	(185,959)	—	(418,796)

Cash flows from investing activities:
Del Webb merger	(10,963)	22,607	—	—	11,644
Dividends received from subsidiaries	200,000	1,000	200,000	(401,000)	—
Investment in subsidiaries	(24,250)	(994)	—	25,244	—
Advances (to) from affiliates	(899,170)	(915,963)	(34,590)	1,849,723	—
Other, net	—	—	(1,820)	—	(1,820)

Net cash provided by (used in) investing activities	(734,383)	(893,350)	163,590	1,473,967	9,824

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$—	$(356,391)	$(7,000)	$—	$(363,391)
Proceeds from borrowings	804,248	797	175,462	—	980,507
Repayment of borrowings	—	(320,167)	(5,547)	—	(325,714)
Capital contributions from parent	—	24,250	994	(25,244)	—
Advances (to) from affiliates	5,291	1,812,519	31,913	(1,849,723)	—
Issuance of common stock	13,537	—	—	—	13,537
Dividends paid	(8,110)	(200,000)	(201,000)	401,000	(8,110)
Other, net	—	—	302	—	302

Net cash provided by (used in) financing activities	814,966	961,008	(4,876)	(1,473,967)	297,131

Net increase (decrease) in cash and equivalents	15,621	(100,217)	(27,245)	—	(111,841)
Cash and equivalents at beginning of year	—	133,860	50,125	—	183,985

Cash and equivalents at end of year	$15,621	$33,643	$22,880	$—	$72,144

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$188,513	$241,277	$226,464	$(467,741)	$188,513
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(216,601)	(11,750)	(239,390)	467,741	—
Amortization, depreciation and other	320	15,636	(1,726)	—	14,230
Deferred income taxes	652	—	—	—	652
Increase (decrease) in cash due to:
Inventories	—	(214,448)	4,423	—	(210,025)
Residential mortgage loans available-for-sale	—	—	(41,723)	—	(41,723)
Other assets	(1,431)	(966)	(11,198)	—	(13,595)
Accounts payable, accrued and other liabilities	6,908	33,683	36,443	—	77,034
Income taxes	(88,518)	94,476	2,278	—	8,236

Net cash provided by (used in) operating activities	(110,157)	157,908	(24,429)	—	23,322

Cash flows from investing activities:
Dividends received from subsidiaries	100,000	4,500	104,900	(209,400)	—
Investment in subsidiaries	(4,100)	(670)	(54,300)	59,070	—
Advances (to) from affiliates	(89,949)	(1,564)	40,129	51,384	—
Other, net	—	(95)	(5,090)	—	(5,185)

Net cash provided by (used in) investing activities	5,951	2,171	85,639	(98,946)	(5,185)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2000
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$—	$(5,969)	$(14,000)	$—	$(19,969)
Proceeds from borrowings	174,286	—	35,644	—	209,930
Repayment of borrowings	(10,000)	(22,161)	—	—	(32,161)
Capital contributions from parent	—	58,300	770	(59,070)	—
Advances (to) from affiliates	(15,948)	4,305	63,027	(51,384)	—
Issuance of common stock	28,784	—	—	—	28,784
Stock repurchases	(66,383)	—	—	—	(66,383)
Dividends paid	(6,583)	(104,900)	(104,500)	209,400	(6,583)
Other, net	—	—	433	—	433

Net cash provided by (used in) financing activities	104,156	(70,425)	(18,626)	98,946	114,051

Net increase (decrease) in cash and equivalents	(50)	89,654	42,584	—	132,188
Cash and equivalents at beginning of year	50	44,206	7,541	—	51,797

Cash and equivalents at end of year	$—	$133,860	$50,125	$—	$183,985

REPORT OF MANAGEMENT

The management of Pulte Homes, Inc. is responsible for the integrity and objectivity of the accompanying financial statements and related information. The statements were prepared in accordance with accounting principles generally accepted in the United States, and, as such, include amounts that are based on our best judgments and estimates.

Management maintains a system of internal accounting and disclosure controls designed to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly and that ultimately will result in the preparation of reliable financial statements. While the Company is organized on the principle of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communication techniques, financial planning and reporting systems and formalized procedures. In addition, internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the audit committee, and corrective actions are taken to remedy deficiencies if and when they are identified.

Ernst & Young LLP, independent auditors, is engaged to audit our financial statements. Ernst & Young LLP maintains an understanding of our internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion on our financial statements in the report that follows.

The Audit Committee, composed entirely of nonemployee directors, meets periodically with the independent auditors, management and internal auditors to review their work and confirm they are properly performing their duties. Both the internal and independent auditors have unrestricted access to the Committee, without the presence of management, to discuss any appropriate matters.

/s/ Mark J. O’Brien	/s/ Roger A. Cregg
Mark J. O’Brien	Roger A. Cregg
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

/s/ Vincent J. Frees
Vincent J. Frees
Vice President and
Controller

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Detroit, Michigan
January 21, 2003

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2002
Homebuilding:
Revenues	$1,355,605	$1,661,670	$1,831,317	$2,515,397	$7,363,989
Income before income taxes	115,334	146,522	180,180	282,031	724,067
Financial Services:
Revenues	$23,024	$23,842	$27,836	$31,926	$106,628
Income before income taxes	12,254	16,162	19,168	19,139	66,723
Corporate:
Revenues	$112	$51	$353	$686	$1,202
Loss before income taxes	(15,054)	(14,462)	(13,254)	(19,198)	(61,968)
Consolidated results:
Revenues	$1,378,741	$1,685,563	$1,859,506	$2,548,009	$7,471,819
Income from continuing operations before income taxes	112,534	148,222	186,094	281,972	728,822
Income taxes	43,894	57,814	72,585	109,928	284,221
Income from continuing operations	68,640	90,408	113,509	172,044	444,601
Income (loss) from discontinued operations	(528)	(205)	9,937	(160)	9,044
Net income	$68,112	$90,203	$123,446	$171,884	$453,645
Per share data:
Basic:
Income from continuing operations	$1.15	$1.49	$1.87	$2.83	$7.35
Income (loss) from discontinued operations	(.01)	—	.16	—	.15
Net income	$1.14	$1.49	$2.03	$2.83	$7.50
Weighted-average common shares outstanding	59,863	60,500	60,792	60,776	60,453
Assuming dilution:
Income from continuing operations	$1.12	$1.45	$1.83	$2.78	$7.20
Income (loss) from discontinued operations	(.01)	—	.16	—	.15
Net income	$1.11	$1.45	$1.99	$2.78	$7.35
Adjusted weighted-average common shares and effect of dilutive securities	61,472	62,359	61,950	61,824	61,746

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter (a)	Quarter (a)	Total

2001
Homebuilding:
Revenues	$825,047	$1,040,685	$1,463,427	$1,980,670	$5,309,829
Income before income taxes	66,478	104,489	142,228	199,096	512,291
Financial Services:
Revenues	$14,711	$17,132	$20,898	$24,481	$77,222
Income before income taxes	6,672	7,495	9,291	13,490	36,948
Corporate:
Revenues	$717	$905	$494	$94	$2,210
Loss before income taxes	(9,542)	(13,417)	(16,296)	(18,197)	(57,452)
Consolidated results:
Revenues	$840,475	$1,058,722	$1,484,819	$2,005,245	$5,389,261
Income from continuing operations before income taxes	63,608	98,567	135,223	194,389	491,787
Income taxes	24,489	37,948	52,072	74,853	189,362
Income from continuing operations	39,119	60,619	83,151	119,536	302,425
Income (loss) from discontinued operations	252	(825)	(364)	(95)	(1,032)
Net income	$39,371	$59,794	$82,787	$119,441	$301,393
Per share data:
Basic:
Income from continuing operations	$.94	$1.44	$1.56	$2.03	$6.16
Income (loss) from discontinued operations	.01	(.02)	(.01)	—	(.02)
Net income	$.95	$1.42	$1.55	$2.03	$6.14
Weighted-average common shares outstanding	41,795	41,987	53,421	58,951	49,098
Assuming dilution:
Income from continuing operations	$.91	$1.40	$1.53	$1.99	$6.01
Income (loss) from discontinued operations	.01	(.02)	(.01)	(.01)	(.02)
Net income	$.92	$1.38	$1.52	$1.98	$5.99
Adjusted weighted-average common shares and effect of dilutive securities	42,999	43,365	54,518	60,187	50,323

(a)	Included in the 3rd and 4th quarter information are the operations of Del Webb Corporation, which was acquired on July 31, 2001 as discussed in Note 3 in Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This Item is not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors is contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders (2003 Proxy Statement) under the caption “Election of Directors,” incorporated herein by this reference. Additionally, information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2003 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the 2003 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  STOCKHOLDER MATTERS

     The following table provides information as of December 31, 2002 with respect to our shares of common stock that may be issued under our existing equity compensation plans:

Number of Common Shares
Remaining Available for
	Number of Common		Future Issuance Under
	Shares to be Issued	Weighted-Average	Equity Compensation Shares
	Upon Exercise of	Exercise Price of	(excluding Common Shares
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	6,144,215	$34.75	2,672,657
Equity compensation plans not approved by stockholders	—	—	—

Total	6,144,215	$34.75	2,672,657

     All other Information required by this Item is contained in the 2003 Proxy Statement under the caption “Voting Securities and Principal Holders” and under the caption “Election of Directors,” incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the 2003 Proxy Statement under the caption “Compensation of Executive Officers and Directors,” incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

     During the 90-day period prior to the filing date of this report, management, including our President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Annual Report on Form 10-K.

(a)  Financial Statements and Schedules

     All schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

(2)  EXHIBITS

Exhibit Number and Description

(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4, Registration No. 33-62518)

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, Registration No. 33-62518)

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Filed herewith)

(4)	(a)	Senior Note Indenture dated as of December 31, 1993 among Pulte Corporation, certain of its subsidiaries, as Guarantors, and NationsBank of Georgia, National Association, as Trustee, including Form of Senior Guarantee, covering Pulte Corporation’s 8.375% unsecured senior notes due 2004 ($112,000,000 aggregate principal amount outstanding) and 7% unsecured senior notes due 2003 ($100,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Registration No. 33-71742)

	(b)	Senior Note Indenture dated as of October 24, 1995 among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 to our Current Report on Form 8-K dated October 20, 1995)

	(c)	Indenture Supplement dated as of August 27, 1997 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 6, 1997).

	(d)	Indenture Supplement dated August 27, 1997 among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 6, 1997).

	(e)	Indenture Supplement dated as of March 20, 1998 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 1998).

	(f)	Indenture Supplement dated March 20, 1998 among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 1998).

	(g)	Indenture Supplement dated January 31, 1999 among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 3, 1999).

	(h)	Indenture Supplement dated January 31, 1999 among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 3, 1999).

(2)  EXHIBITS

Exhibit Number and Description

(4)	(i)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(j)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., the Bank of New York and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-4, Registration No. 33-70786)

	(k)	Credit Agreement dated August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N.A., as Syndication Agent and Comerica Bank, as Co-Agent. (Incorporated by reference to Exhibit 4.18 to our Registration Statement on Form S-4 (Registration Statement No. 33-70786).

	(l)	First Amendment dated February 16, 2001, to Credit Agreement as of August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N.A., as Syndication Agent and Comerica Bank, as Co-Agent. (Incorporated by reference to Exhibit 4.19 to our Registration Statement on Form S-4, Registration No. 33-70786)

	(m)	Second Amendment dated February 16, 2001, to Credit Agreement as of August 31, 2001, among Pulte Homes, Inc., and each of the Material Subsidiaries of Pulte, and Bank of America, N.A., as Syndication Agent and Comerica Bank, as Co-Agent. (Incorporated by reference to Exhibit 4.20 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(n)	Intercreditor and Subordination Agreement dated as of July 31, 2001, among Asset Seven Corp., each subsidiary of Pulte Homes, Inc. that from time to time executes an Intercreditor Joinder Agreement, Bank of America, N.A., as administrative agent for the Five Year Lenders, Citicorp Real Estate, Inc., as administrative agent for Bridge Lenders, and Bank One Trust Company, National Association, as trustee for the Noteholders. (Incorporated by reference to Exhibit 4.21 to our Registration Statement on Form S-4, Registration No. 33-70786)

	(o)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative. (Incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(p)	Senior Note Indenture dated as of May 11, 1998 among Del Webb Corporation and State Street Bank and Trust Company, relating to Del Webb Corporation’s 9 3/8% Senior Subordinated Debentures due 2009 ($200,000,000 original aggregate principal amount). (Incorporated by reference to Exhibit 1.1 to Del Webb Corporation’s current report on Form 8-K dated May 11, 1998).

	(q)	Senior Note Indenture dated as of February 18, 1999 among Del Webb Corporation and Bank of Montreal Trust Company, relating to Del Webb Corporation’s 10 1/4% Senior Subordinated Debentures due 2010 ($200,000,000 original aggregate principal amount). (Incorporated by reference to Exhibit 1.2 to Del Webb Corporation’s current report on Form 8-K dated February 18, 1999).

	(r)	Form of Pulte Homes, Inc. Guarantee Agreement. (Incorporated by reference to Exhibit 4.32 to our Registration Statement on Form S-3, Registration No. 333-86806).

(10)	(a)	1994 Stock Incentive Plan for Key Employees. (Incorporated by reference to our Proxy Statement dated March 31, 1994, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-98944).

(2)  EXHIBITS

Exhibit Number and Description

(10)	(b)	1995 Stock Incentive Plan for Key Employees. (Incorporated by reference to our Proxy Statement dated March 31, 1995, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-99218).

	(c)	Credit Agreement among Pulte Corporation as Borrower, the Material Subsidiaries of Pulte Corporation as Guarantors, the Lenders Identified Herein, and Bank of America, N.A., as Administrative Agent, dated as of August 31, 2000. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

	(f)	2000 Stock Plan for Non Employee Directors. (Incorporated by reference to our Proxy Statement dated March 31, 2000).

	(g)	2000 Stock Incentive Plan for Key Employees. (Incorporated by reference to our Proxy Statement dated March 31, 2000).

	(h)	Long Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000).

	(i)	Employment Separation Agreement and Release of all Liability, dated May 11, 2001, between Pulte Corporation and Robert K. Burgess. (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, Registration No. 33-62518).

	(j)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66286).

	(k)	Pulte Corporation 2000 Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66284).

	(l)	Pulte Homes, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to our Proxy Statement dated April 15, 2002).

	(m)	Employment Separation Agreement and Release of Liability, dated January 17, 2003, between Pulte Homes, Inc. and Michael A. O’Brien. (Filed herewith)

(21)		Subsidiaries of the Registrant. (Filed herewith)

(23)		Consent of Independent Auditors. (Filed herewith)

(99)	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

	(c)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation. (Incorporated by reference to Exhibit 99(a) to our Annual Report on Form 10-K for the year ended December 31, 2001).

Reports on Form 8-K

     On January 28, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing our earnings for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.
(Registrant)

March 10, 2003	/s/ Roger A. Cregg	/s/ Vincent J. Frees

	Roger A. Cregg	Vincent J. Frees
	Senior Vice President	Vice President and Controller
	and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte William J. Pulte	Chairman of the Board of Directors	March 10, 2003

/s/ Mark J. O’Brien Mark J. O’Brien	President, Chief Executive Officer and Member of Board of Directors (Principal Executive Officer)	March 10, 2003

/s/ D. Kent Anderson D. Kent Anderson	Member of Board of Directors	March 10, 2003

/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	March 10, 2003

/s/ David N. McCammon David N. McCammon	Member of Board of Directors	March 10, 2003

/s/ Patrick J. O’Meara Patrick J. O’Meara	Member of Board of Directors	March 10, 2003

/s/ Michael E. Rossi Michael E. Rossi	Member of Board of Directors	March 10, 2003

/s/ Bernard W. Reznicek Bernard W. Reznicek	Member of Board of Directors	March 10, 2003

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	March 10, 2003

Signature	Title	Date

/s/ Francis J. Sehn Francis J. Sehn	Member of Board of Directors	March 10, 2003

/s/ John J. Shea John J. Shea	Member of Board of Directors	March 10, 2003

/s/ William B. Smith William B. Smith	Member of Board of Directors	March 10, 2003

CERTIFICATIONS

I, Mark J. O’Brien, certify that:

1.	I have reviewed this annual report on Form 10-K of Pulte Homes, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark J. O’Brien
Date: March 10, 2003
Mark J. O’Brien
President and Chief Executive Officer

CERTIFICATIONS (continued)

I, Roger A. Cregg, certify that:

1.	I have reviewed this annual report on Form 10-K of Pulte Homes, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 10, 2003	/s/ Roger A. Cregg Roger A. Cregg
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number and Description
3	(b)	By-laws, as amended, of Pulte Homes, Inc. (Filed herewith)

10	(m)	Employment Separation Agreement and Release of Liability, dated January 17, 2003, between Pulte Homes, Inc. and Michael A. O’Brien. (Filed herewith)

(21)		Subsidiaries of the Registrant. (Filed herewith)

(23)		Consent of Independent Auditors. (Filed herewith)

(99)	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)