Form 10-Q
period 2003-03-31
PULTE HOMES INC/MI/
filed 2003-05-12
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES ✓ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). YES ✓ NO

Number of shares of common stock outstanding as of April 30, 2003: 61,084,462

Website Access to Company Reports, Codes and Charters

Pulte’s internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors, are also posted on our website.

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$479,577	$613,168
Unfunded settlements	49,754	60,641
House inventory	1,001,410	863,507
Land inventory	3,602,798	3,430,090
Residential mortgage loans available-for-sale	389,150	600,339
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $13,608 and $11,546 in 2003 and 2002, respectively	149,892	151,954
Other assets	817,658	833,279
Deferred income taxes	4,948	27,784

Total assets	$6,802,880	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $128,068 and $181,816 in 2003 and 2002, respectively	$1,376,538	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	343,724	559,621
Income taxes	41,678	90,009
Senior notes and subordinated notes	2,209,882	1,913,268

Total liabilities	3,971,822	4,128,029
Shareholders’ equity	2,831,058	2,760,426

	$6,802,880	$6,888,455

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For The Three Months Ended
	March 31,

	2003	2002

Revenues:
Homebuilding	$1,523,439		$1,355,605
Financial Services	27,596		23,024
Corporate	1,555		112

Total revenues	1,552,590		1,378,741

Expenses:
Homebuilding, principally cost of sales	1,393,430		1,243,014
Financial Services	11,737		11,712
Corporate, net	16,924		15,166

Total expenses	1,422,091		1,269,892

Other income:
Equity income	8,660		3,685

Income from continuing operations before income taxes	139,159		112,534
Income taxes	52,858		43,894

Income from continuing operations	86,301		68,640
Income (loss) from discontinued operations	(164)		(528)

Net income	$86,137		$68,112

Per share data:
Basic:
Income from continuing operations	$1.42		$1.15
Income (loss) from discontinued operations	—		(.01)

Net income	$1.42		$1.14

Assuming dilution:
Income from continuing operations	$1.39		$1.12
Income (loss) from discontinued operations	—		(.01)

Net income	$1.39		$1.11

Cash dividends declared	$.04	$	. 04

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	60,667		59,863
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock awards	1,352		1,609

Adjusted weighted-average common shares and effect of dilutive securities	62,019		61,472

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ equity, December 31, 2002	$611	$933,162	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $1,766	2	4,768	—	—	—	4,770
Stock-based compensation	—	1,054	—	—	—	1,054
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	1,407	—	—	1,407
Cash dividends declared	—	—	—	—	(2,441)	(2,441)
Stock repurchases	(4)	(6,036)	—	—	(12,164)	(18,204)
Comprehensive income (loss):
Net income	—	—	—	—	86,137	86,137
Change in fair value of derivatives, net of income taxes of ($690)	—	—	—	1,125	—	1,125
Foreign currency translation adjustments	—	—	—	(3,216)	—	(3,216)

Total comprehensive income						84,046

Shareholders’ equity, March 31, 2003	$611	$932,946	$(8,459)	$(37,462)	$1,943,422	$2,831,058

Shareholders’ equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise, including tax benefit of $15,626	13	39,978	—	—	—	39,991
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	1,092	—	—	1,092
Cash dividends declared	—	—	—	—	(2,422)	(2,422)
Comprehensive income (loss):
Net income	—	—	—	—	68,112	68,112
Change in fair value of derivatives, net of income taxes of ($655)	—	—	—	1,040	—	1,040
Foreign currency translation adjustments	—	—	—	(8,028)	—	(8,028)

Total comprehensive income						61,124

Shareholders’ equity, March 31, 2002	$607	$914,175	$(14,085)	$(20,957)	$1,496,710	$2,376,450

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$86,137	$68,112
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization and depreciation	7,528	8,339
Stock-based compensation expense	2,461	1,092
Deferred income taxes	22,836	26,533
Other, net	(1,831)	(1,832)
Increase (decrease) in cash due to:
Inventories	(340,230)	(101,465)
Residential mortgage loans available-for-sale	199,263	153,226
Other assets	41,500	46,616
Accounts payable, accrued and other liabilities	(117,921)	(105,840)
Income taxes	(46,564)	3,635

Net cash provided by (used in) operating activities	(146,821)	98,416

Cash flows from investing activities:
Other, net	(8,622)	(6,684)

Net cash provided by (used in) investing activities	(8,622)	(6,684)

Cash flows from financing activities:
Proceeds from borrowings	297,153	31,198
Repayment of borrowings	(257,489)	(155,622)
Issuance of common stock	3,004	24,365
Common stock repurchases	(18,204)	—
Dividends paid	(2,441)	(2,422)
Other, net	—	43

Net cash provided by (used in) financing activities	22,023	(102,438)

Effect of exchange rate changes on cash and equivalents	(171)	(1,666)

Net increase (decrease) in cash and equivalents	(133,591)	(12,372)
Cash and equivalents at beginning of period	613,168	72,144

Cash and equivalents at end of period	$479,577	$59,772

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$7,775	$15,601

Income taxes	$75,684	$12,592

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.     Basis of presentation and significant accounting policies

The consolidated financial statements include the accounts of Pulte Homes, Inc. (the “Company” or “Pulte”) and all of its direct subsidiaries. The Company’s direct subsidiaries include Pulte Diversified Companies, Inc. (PDCI), North American Builders Indemnity Company (NABIC), the Company’s captive insurance company, Del Webb Corporation (Del Webb) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (Pulte Mortgage), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

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

Changes to the Company’s allowance for warranties for the three months ended March 31, 2003 are as follows ($000’s omitted):

December 31, 2002	$51,973
Warranty reserves provided	14,256
Payments and other adjustments	(15,745)

March 31, 2003	$50,484

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.     Basis of presentation and significant accounting policies (continued)

Stock-based compensation

The Company currently has several stock-based employee compensation plans. Effective January 1, 2003 the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, the Company will recognize compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding stock options in each period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	For the Three Months
	Ended March 31,

	2003	2002

Net income, as reported ($000’s omitted)	$86,137	$68,112
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	366	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	2,636	2,757

Pro forma net income ($000’s omitted)	$83,867	$65,355

Earnings per share:
Basic-as reported	$1.42	$1.14

Basic-pro forma	$1.38	$1.09

Diluted-as reported	$1.39	$1.11

Diluted-pro forma	$1.35	$1.06

The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $1.2 million and $0.7 million for the three months ended March 31, 2003 and 2002, respectively. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

New accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Interpretation No. 46 is effective immediately for all variable interest entities created after January 31, 2003 and effective no later than the beginning of the first interim period that starts after June 15, 2003 for variable interest entities created prior to February 1, 2003. Interpretation No. 46 is not expected to have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.     Segment information (continued)

	Operating Data by Segment ($000's omitted)

	For The Three Months Ended
	March 31,

	2003	2002

Revenues:
Homebuilding	$1,523,439	$1,355,605
Financial Services	27,596	23,024
Corporate	1,555	112

Total revenues	1,552,590	1,378,741

Cost of sales:
Homebuilding	1,203,560	1,079,986

Selling, general and administrative:
Homebuilding	177,563	149,798
Financial Services	10,060	10,126
Corporate	5,560	3,139

Total selling, general and administrative	193,183	163,063

Interest:
Homebuilding	11,409	8,523
Financial Services	1,677	1,586
Corporate	10,571	9,554

Total interest	23,657	19,663

Other expense, net:
Homebuilding	898	4,707
Corporate	793	2,473

Total other expense, net	1,691	7,180

Total costs and expenses	1,422,091	1,269,892

Equity Income:
Homebuilding	7,403	2,743
Financial Services	1,257	942

Total equity income	8,660	3,685

Income (loss) before income taxes:
Homebuilding	137,412	115,334
Financial Services	17,116	12,254
Corporate	(15,369)	(15,054)

Total income before income taxes	$139,159	$112,534

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.     Segment information (continued)

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At March 31, 2003:
Inventory	$4,604,208	$—	$—	$4,604,208

Total assets	6,057,173	427,316	318,391	$6,802,880

At December 31, 2002:
Inventory	$4,293,597	$—	$—	$4,293,597

Total assets	6,092,102	645,977	150,376	$6,888,455

3.     Senior notes and subordinated notes

In February 2003, the Company sold $300 million of 6.25% unsecured senior notes, callable prior to maturity and guaranteed by Pulte and certain wholly owned subsidiaries of Pulte. The notes are due 2013.

In March 2003, under the terms of Del Webb’s $200 million 9.375% senior subordinated notes due 2009, the Company exercised its optional right to redeem the remaining outstanding principal balance of approximately $155 million. The notes will be redeemed in May 2003 at a price equal to 104.688% of the principal amount. Furthermore, the Company’s $175 million 9.5% senior notes matured and were retired on April 1, 2003.

4.     Shareholder’s equity

In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Company common stock in open-market transactions or otherwise. Pursuant to this authorization, 395,400 common shares were repurchased at an aggregate cost of approximately $18.2 million during the first quarter 2003. At March 31, 2003, the Company had remaining authorization to purchase common stock aggregating $77.5 million.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income are as follows ($000’s omitted):

	March 31,	December 31,
	2003	2002

Foreign currency translation adjustments:
Argentina	$(25,292)	$(26,876)
Mexico	(11,415)	(6,615)
Change in fair value of derivatives, net of income taxes of $514 in 2003 and $1,204 in 2002	(755)	(1,880)

	$(37,462)	$(35,371)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information ($000’s omitted)

The Company has the following outstanding senior note obligations: (1) $175 million, 9.5%, due 2003 (retired on April 1, 2003), (2) $100 million, 7%, due 2003, (3) $112 million, 8.375%, due 2004, (4) $125 million, 7.3%, due 2005, (5) $200 million, 8.125%, due 2011, (6) $499 million, 7.875%, due 2011, (7) $300 million, 6.25%, due 2013, (8) $150 million, 7.625%, due 2017 and (9) $300 million, 7.875%, due 2032. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has the following outstanding senior subordinated note obligations: (1) $155 million, 9.375%, due 2009, (2) $92 million, 10.25%, due 2010. Such obligations to pay principal, premium, if applicable, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, International, Pulte Mortgage, NABIC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$183,313	$226,942	$69,322	$—	$479,577
Unfunded settlements	—	65,442	(15,688)	—	49,754
House and land inventories	—	4,457,722	146,486	—	4,604,208
Residential mortgage loans available-for-sale	—	—	389,150	—	389,150
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	149,892	—	—	149,892
Other assets	64,541	663,428	89,689	—	817,658
Deferred income taxes	4,948	—	—	—	4,948
Investment in subsidiaries	4,100,603	98,505	1,865,758	(6,064,866)	—
Advances receivable — subsidiaries	1,918,804	—	—	(1,918,804)	—

	$6,272,209	$5,968,924	$2,545,417	$(7,983,670)	$6,802,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$122,466	$1,113,223	$140,849	$—	$1,376,538
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	343,724	—	343,724
Income taxes	41,678	—	—	—	41,678
Subordinated notes and senior notes	1,950,044	259,838	—	—	2,209,882
Advances payable — subsidiaries	1,326,963	373,120	218,721	(1,918,804)	—

Total liabilities	3,441,151	1,746,181	703,294	(1,918,804)	3,971,822
Shareholders’ equity	2,831,058	4,222,743	1,842,123	(6,064,866)	2,831,058

	$6,272,209	$5,968,924	$2,545,417	$(7,983,670)	$6,802,880

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$541,095	$72,073	$—	$613,168
Unfunded settlements	—	66,203	(5,562)	—	60,641
House and land inventories	—	4,143,827	149,770	—	4,293,597
Residential mortgage loans available-for-sale	—	—	600,339	—	600,339
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	151,954	—	—	151,954
Other assets	54,295	683,859	95,125	—	833,279
Deferred income taxes	27,784	—	—	—	27,784
Investment in subsidiaries	3,553,786	93,710	1,809,031	(5,456,527)	—
Advances receivable — subsidiaries	1,470,816	1,491	—	(1,472,307)	—

	$5,106,681	$5,989,132	$2,721,476	$(6,928,834)	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$125,941	$1,281,648	$157,542	$—	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	559,621	—	559,621
Income taxes	90,009	—	—	—	90,009
Senior notes and subordinated notes	1,652,602	260,666	—	—	1,913,268
Advances payable — subsidiaries	477,703	770,488	224,116	(1,472,307)	—

Total liabilities	2,346,255	2,312,802	941,279	(1,472,307)	4,128,029
Shareholders’ equity	2,760,426	3,676,330	1,780,197	(5,456,527)	2,760,426

	$5,106,681	$5,989,132	$2,721,476	$(6,928,834)	$6,888,455

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,480,107	$43,332	$—	$1,523,439
Financial Services	—	3,166	24,430	—	27,596
Corporate	—	1,384	171	—	1,555

Total revenues	—	1,484,657	67,933	—	1,552,590

Expenses:
Homebuilding:
Cost of sales	—	1,167,876	35,684	—	1,203,560
Selling, general and administrative and other expense	1,847	178,280	9,743	—	189,870
Financial Services	—	1,097	10,640	—	11,737
Corporate, net	16,142	1,242	(460)	—	16,924

Total expenses	17,989	1,348,495	55,607	—	1,422,091

Other Income:
Equity income	—	6,375	2,285	—	8,660

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(17,989)	142,537	14,611		139,159
Income taxes (benefit)	(7,296)	54,299	5,855	—	52,858

Income (loss) from continuing operations before equity in income of subsidiaries	(10,693)	88,238	8,756		86,301
Income (loss) from discontinued operations	(165)	—	1	—	(164)

Income (loss) before equity in income of subsidiaries	(10,858)	88,238	8,757	—	86,137

Equity in income of subsidiaries:
Continuing operations	96,994	9,178	57,326	(163,498)	—
Discontinued operations	1	—	—	(1)	—

Net income	$86,137	$97,416	$66,083	$(163,499)	$86,137

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,333,236	$22,369	$—	$1,355,605
Financial Services	—	3,044	19,980	—	23,024
Corporate	102	10	—	—	112

Total revenues	102	1,336,290	42,349	—	1,378,741

Expenses:
Homebuilding:
Cost of sales	—	1,062,157	17,829	—	1,079,986
Selling, general and administrative and other expense	3,346	152,588	7,094	—	163,028
Financial Services	—	975	10,737	—	11,712
Corporate, net	13,065	1,996	105	—	15,166

Total expenses	16,411	1,217,716	35,765	—	1,269,892

Other Income:
Equity income	—	549	3,136	—	3,685

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16,309)	119,123	9,720	—	112,534
Income taxes (benefit)	(7,357)	46,562	4,689	—	43,894

Income (loss) from continuing operations before equity in income of subsidiaries	(8,952)	72,561	5,031	—	68,640
Income (loss) from discontinued operations	(528)	—	—	—	(528)

Income (loss) before equity in income of subsidiaries	(9,480)	72,561	5,031	—	68,112

Equity in income of subsidiaries:
Continuing operations	77,592	6,126	36,237	(119,955)	—

Net income	$68,112	$78,687	$41,268	$(119,955)	$68,112

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$86,137	$97,416	$66,083	$(163,499)	$86,137
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(96,995)	(9,178)	(57,326)	163,499	—
Amortization and depreciation	288	6,518	722	—	7,528
Stock-based compensation expense	2,461	—	—	—	2,461
Deferred income taxes	22,836	—	—	—	22,836
Other, net	—	(551)	(1,280)	—	(1,831)
Increase (decrease) in cash due to:
Inventories	—	(339,578)	(652)	—	(340,230)
Residential mortgage loans available-for-sale	—	—	199,263	—	199,263
Other assets	(10,245)	31,817	19,928	—	41,500
Accounts payable, accrued and other liabilities	(3,851)	(115,637)	1,567	—	(117,921)
Income taxes	(106,970)	54,299	6,107	—	(46,564)

Net cash provided by (used in) operating activities	(106,339)	(274,894)	234,412	—	(146,821)

Cash flows from investing activities:
Dividends received from subsidiaries	—	5,000	—	(5,000)	—
Investment in subsidiary	(451,538)	(423)	—	451,961	—
Advances to affiliates	(387,582)	1,491	(1,413)	387,504	—
Other, net	—	(5,115)	(3,507)	—	(8,622)

Net cash provided by (used in) investing activities	(839,120)	953	(4,920)	834,465	(8,622)

Cash flows from financing activities:
Proceeds from borrowings	297,153	—	—	—	297,153
Repayment of borrowings	—	(40,082)	(217,407)	—	(257,489)
Capital contributions from parent	—	451,538	423	(451,961)	—
Advances from affiliates	849,260	(451,668)	(10,088)	(387,504)	—
Issuance of common stock	3,004	—	—	—	3,004
Common stock repurchases	(18,204)	—	—	—	(18,204)
Dividends paid	(2,441)	—	(5,000)	5,000	(2,441)

Net cash provided by (used in) financing activities	1,128,772	(40,212)	(232,072)	(834,465)	22,023

Effect of exchange rate changes on cash and equivalents	—	—	(171)	—	(171)

Net increase (decrease) in cash and equivalents	183,313	(314,153)	(2,751)	—	(133,591)

Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$183,313	$226,942	$69,322	$—	$479,577

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.     Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$68,112	$78,687	$41,268	$(119,955)	$68,112
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(77,592)	(6,126)	(36,237)	119,955	—
Amortization and depreciation	258	7,658	423	—	8,339
Stock-based compensation expense	1,092	—	—	—	1,092
Deferred income taxes	26,533	—	—	—	26,533
Other, net	—	375	(2,207)	—	(1,832)
Increase (decrease) in cash due to:
Inventories	—	(88,700)	(12,765)	—	(101,465)
Residential mortgage loans available-for-sale	—	—	153,226	—	153,226
Other assets	(842)	33,255	14,203	—	46,616
Accounts payable, accrued and other liabilities	(13,150)	(85,873)	(6,817)	—	(105,840)
Income taxes	(59,614)	59,379	3,870	—	3,635

Net cash provided by (used in) operating activities	(55,203)	(1,345)	154,964	—	98,416

Cash flows from investing activities:
Dividends received from subsidiaries	—	10,000	—	(10,000)	—
Investment in subsidiary	—	(328)	—	328	—
Advances to affiliates	(5,818)	(25,581)	(11,741)	43,140	—
Other, net	—	(5,903)	(781)	—	(6,684)

Net cash provided by (used in) investing activities	(5,818)	(21,812)	(12,522)	33,468	(6,684)

Cash flows from financing activities:
Proceeds from borrowings	15,000	16,198	—	—	31,198
Repayment of borrowings	—	—	(155,622)	—	(155,622)
Capital contributions from parent	—	—	328	(328)	—
Advances from affiliates	8,457	17,751	16,932	(43,140)	—
Issuance of common stock	24,365	—	—	—	24,365
Dividends paid	(2,422)	—	(10,000)	10,000	(2,422)
Other, net	—	—	43	—	43

Net cash provided by (used in) financing activities	45,400	33,949	(148,319)	(33,468)	(102,438)

Effect of exchange rate changes on cash and equivalents	—	—	(1,666)	—	(1,666)

Net increase (decrease) in cash and equivalents	(15,621)	10,792	(7,543)	—	(12,372)

Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$44,435	$15,337	$—	$59,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

     A summary of our operating results by business segment for the three months ended March 31, 2003 and 2002 are as follows ($000’s omitted, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Pre-tax income (loss):
Homebuilding	$137,412	$115,334
Financial Services	17,116	12,254
Corporate	(15,369)	(15,054)

Pre-tax income from continuing operations	139,159	112,534
Income taxes	52,858	43,894

Income from continuing operations	86,301	68,640
Income (loss) from discontinued operations	(164)	(528)

Net income	$86,137	$68,112

Per share data — assuming dilution:
Income from continuing operations	$1.39	$1.12
(Loss) income from discontinued operations	—	(.01)

Net income	$1.39	$1.11

     A comparison of pre-tax income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

•	Continued strong demand for new housing in many of our markets, geographic and product mix shifts, and benefits from the ongoing initiatives to leverage construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 19%. Domestic average unit selling price increased by 5% to $250,000 and domestic homebuilding settlement gross margin percentages were up 90 basis points to 21.0%.

•	Pre-tax income of our financial services business segment increased 40% to $17.1 million as a result of increased volume, a favorable interest rate environment and effective leverage of overhead costs. The increase in volume was driven in large part by a 5% increase in the capture rate to 80%.

•	Pre-tax loss of our corporate business segment was relatively flat when compared to the prior year quarter as an increase in interest income offset increases in interest expense and selling, general and administrative expenses consistent with the growth of the business.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	We conduct our Domestic Homebuilding operations in 44 markets, located throughout 25 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We also provide housing for employees of multi-national corporations in Mexico.

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures are as follows ($000’s omitted):

	Three Months Ended
	March 31,

	2003	2002

Pulte Homebuilding settlement revenues:
Domestic	$1,447,198	$1,309,588
International	43,332	22,369

Total Pulte	$1,490,530	$1,331,957

Pulte-affiliate international homebuilding settlement revenues	$8,521	$24,453

Total Pulte/Pulte-affiliate homebuilding settlement revenues	$1,499,051	$1,356,410

Pulte Homebuilding settlement units:
Domestic	5,785	5,502
International	1,191	721

Total Pulte	6,976	6,223

Pulte-affiliate international homebuilding settlement units	48	921

Total Pulte/Pulte-affiliate homebuilding settlement units	7,024	7,144

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

     Our greater Phoenix operations accounted for 12% and 11% of Domestic Homebuilding unit net new orders, 10% and 13% of Domestic Homebuilding unit settlements and 9% and 12% of Domestic Homebuilding settlement revenues for the three-month periods ended March 31, 2003 and 2002, respectively. Our operations in Northern California accounted for 12% of Domestic Homebuilding settlement revenues for the three months ended March 31, 2003. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three-month periods ended March 31, 2003 or 2002.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended
	March 31,

	2003	2002

Unit settlements:
Northeast	426	416
Southeast	1,749	1,676
Midwest	842	702
Central	734	718
West	2,034	1,990

	5,785	5,502

Net new orders—units:
Northeast	736	794
Southeast	2,263	2,230
Midwest	1,118	1,300
Central	1,185	1,284
West	2,931	2,480

	8,233	8,088

Net new orders—dollars ($000’s omitted)	$2,154,000	$2,004,000

Backlog at March 31—units:
Northeast	1,439	1,209
Southeast	3,453	3,113
Midwest	1,877	1,973
Central	1,356	1,469
West	4,928	3,500

	13,053	11,264

Backlog at March 31—dollars ($000’s omitted)	$3,564,000	$2,812,000

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Net new orders increased 2% to a record 8,233 units for the three months ended March 31, 2003, from 8,088 in the prior year period. Unit settlements also set a record for the quarter at 5,785 units, an increase of 5% over the same period in 2002. The average selling price for homes closed during the quarter increased to $250,000 in 2003 from $238,000 in 2002. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during a period. Ending backlog, which represents orders for homes that have not yet closed, grew to 13,053 units. The dollar value of backlog was up 27% to over $3.5 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three months ended March 31, 2003 and 2002 ($000’s omitted):

	Three Months Ended
	March 31,

	2003	2002

Home sale revenue (settlements)	$1,447,198	$1,309,588
Land sale revenue	32,909	23,648
Home cost of sales	(1,143,816)	(1,046,925)
Land cost of sales	(24,060)	(15,232)
Selling, general and administrative expense	(167,100)	(142,795)
Interest †	(11,409)	(8,523)
Equity income	6,358	401
Other income (expense), net	(1,642)	(4,311)

Pre-tax income	$138,438	$115,851

Average sales price	$250	$238

†	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Homebuilding gross profit margins from home settlements increased to 21.0% for the three-month period ended March 31, 2003, compared to 20.1%, in the same period of the prior year. This increase is attributable to continued strong customer demand, positive home pricing and product and geographic mix. Purchase accounting adjustments associated with the merger with Del Webb reduced gross margin for the three months ended March 31, 2002 by approximately $1.7 million, or 10 basis points.

     We consider land development one of our core competencies. This includes the development and entitlement of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Contributions from land sales were relatively flat when compared to the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of future land sales. We continue to rationalize certain existing land positions to ensure the most effective use of capital.

     For the three months ended March 31, 2003, selling, general and administrative expenses, as a percentage of home settlement revenues, increased 60 basis points to 11.5% when compared to the prior year period. On a comparative basis, excluding purchase accounting, selling, general and administrative expenses, as a percentage of home settlement revenues, increased 80 basis points. This increase is primarily attributed to higher startup costs for new communities and additional expenses incurred in the Northeast and Midwest due to prolonged periods of adverse weather conditions.

     Interest expense increased $2.9 million to $11.4 million in the three months ended March 31, 2003 as amounts previously capitalized into inventory are charged to interest expense. Interest capitalized into inventory has increased as a result of higher levels of inventory and indebtedness related to the merger with Del Webb and to support the continued growth of the business.

     Equity income for the three months ended March 31, 2003 increased approximately $6.0 million over the prior year period to $6.4 million. The increase was driven by earnings from two Nevada-based joint ventures related to the sale of commercial and residential properties.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Other income (expense), net totaled expense of $1.6 million and $4.3 million for the three months ended March 31, 2003 and 2002, respectively. The change is primarily due to the write-down of a land development investment and related receivable in 2002.

     At March 31, 2003 and 2002, our Domestic Homebuilding operations controlled approximately 189,700 and 138,700 lots, respectively. Approximately 91,500 and 81,400 lots were owned, and approximately 45,900 and 33,400 lots were under option agreements approved for purchase at March 31, 2003 and 2002, respectively. In addition, there were approximately 52,300 and 23,900 lots under option agreements, pending approval, at March 31, 2003 and 2002, respectively.

     Domestic Homebuilding inventory at March 31, 2003, was approximately $4.5 billion, of which $3.4 billion related to land and land development. At March 31, 2002, inventory was approximately $3.9 billion, of which $2.9 billion related to land and land development. Other assets included approximately $220.5 million and $240.5 million in land held for disposition at March 31, 2003 and 2002, respectively.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina.

     Mexico — Effective January 1, 2002, International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico), which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico — Operations in Puerto Rico are conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation, and three joint ventures.

     Argentina — Operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the three months ended March 31, 2003 and 2002 ($000’s omitted):

	Three Months Ended
	March 31,

	2003	2002

Revenues	$43,332	$22,369
Cost of sales	(35,684)	(17,829)
Selling, general and administrative expense	(10,463)	(7,003)
Other income (expense), net	(391)	(776)
Minority interest	1,135	380
Equity income	1,045	2,342

Pre-tax income (loss)	$(1,026)	$(517)

Unit settlements:
Pulte	1,191	721
Pulte-affiliated entities	48	921

	1,239	1,642

     Unit settlements for Pulte and Pulte-affiliated entities were down 25% as increases in Argentina and Puerto Rico were negated by a decline in Mexico. Settlements for Pulte and Pulte affiliated entities in Mexico were 1,107 for the three months ended March 31, 2003 compared to 1,581 in 2002. Activity in Mexico continues to be slowed by the impact of changes made to local lending practices and the lack of alternative funding sources for homebuyers.

     Increased revenues in 2003 are due to consolidation of the operations in Mexico for a full three months in 2003 versus two months in 2002 aided by increased closings in Argentina and Puerto Rico. Revenues from our operations in Mexico were $29.4 million and $18.4 million for the three months ended March 31, 2003 and 2002, respectively. Revenues in Argentina increased to $6.7 million from $4.0 million in the prior year period. Our operations in Puerto Rico contributed $7.2 million for the three months ended March 31, 2003. Our consolidated operations in Puerto Rico did not have any closings during the three months ended March 31, 2002 as various factors delayed the opening of replacement communities into the second quarter of 2002.

     The decline of sales activity in Mexico caused some inefficiency which had a negative impact on gross margins for International. Gross margins declined to 17.6% in 2003 from 20.3% in 2002. Selling, general and administrative expenses as a percent of revenues declined to 24.1% from 31.3% as a result of a reduction in community start-up costs associated with our operations in Argentina.

     Our operations in Argentina recorded transaction losses of $174,000 for the three months ended March 31, 2003, despite a slight recovery by the Argentine peso to U.S. dollar exchange. There were no foreign currency transaction losses recorded in the three months ended March 31, 2002. We also recorded a foreign currency translation gain of $1.6 million, as a component of cumulative other comprehensive income during the three months ended March 31, 2003. It remains unclear at this time how the financial and currency markets in Argentina will be impacted through the remainder of 2003 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. At March 31, 2003, our investment in Argentina, net of cumulative foreign currency translation adjustments, approximated $14.3 million. Our operations in Mexico have been affected by a fluctuating dollar to Mexican peso exchange where transaction gains of $207,000 were recorded in the three months ended March 31, 2003 as compared to transaction losses of $488,000 in 2002. Furthermore, we recorded a foreign currency translation loss of $3.8 million, as a component of cumulative other comprehensive income during the three months ended March 31, 2003. At March 31, 2003, our investment in Mexico, net of cumulative foreign currency translation adjustments, approximated $61.1 million.

Financial Services Operations:

     We conduct our financial services operations principally through Pulte Mortgage LLC (Pulte Mortgage), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three months ended March 31, 2003 and 2002, was $17.1 million and $12.3 million, respectively. This increase was due to higher production volume and favorable interest rates.

     The following table presents mortgage origination data for Pulte Mortgage:

	Three Months Ended
	March 31,

	2003	2002

Total originations:
Loans	5,162	4,226

Principal ($000’s omitted)	$867,200	$671,800

Originations for Pulte customers:
Loans	4,143	3,563

Principal ($000’s omitted)	$690,800	$564,600

     Mortgage origination unit and principal volume for the three months ended March 31, 2003, increased 22% and 29%, respectively, over 2002. The growth can be attributed to an increase in the capture rate from 75% to 80% and an increase in the average loan size. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 80% of total Pulte Mortgage unit production for 2003, compared with 84% in 2002. Refinancings represented 12% of total loan production in 2003, compared with 7% in 2002. At March 31, 2003, loan application backlog increased 70% to $1.7 billion as compared to $1.0 billion at March 31, 2002.

     Our title operations contributed income of $2.1 million for the three months ended March 31, 2003, which was flat as compared to the prior year. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $1.2 million for the three months ended March 31, 2003, compared to $0.8 million in 2002.

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

     The following table presents results of operations for this segment for the three months ended March 31, 2003 and 2002 ($000’s omitted):

	Three Months Ended
	March 31,

	2003	2002

Net interest expense	$9,016	$9,442
Other corporate expenses, net	6,353	5,612

Loss before income taxes	$15,369	$15,054

     Pre-tax loss of our corporate business segment increased from the three-month period ended March 31, 2002. The change was due to increases in general corporate expenses consistent with the growth of the business off set in large part by $1.6 million of interest income earned on large cash balances held during the three months ended March 31, 2003.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Capitalized interest is amortized to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at March 31, 2003, increased primarily as a result of higher levels of inventory and indebtedness compounded by an increase in the average life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,

	2003	2002

Interest in inventory at beginning of period	$142,984	$68,595
Interest capitalized	33,646	29,501
Interest expensed	(11,409)	(8,523)

Interest in inventory at end of period	$165,221	$89,573

     Interest incurred for the three months ended March 31, 2003 and 2002, excluding interest incurred by the Company’s financial services operations, was $44.2 million and $39.1 million, respectively.

Liquidity and Capital Resources:

     Our net cash used in operating activities amounted to $146.8 million compared to cash provided by operating activities of $98.4 million in the prior year. This change was primarily driven by an increase in inventories. Net cash used in investing activities of $8.6 million was comparable to last year’s $6.7 million. Net cash provided by financing activities of $22.0 million in 2003 primarily represents proceeds from our $300 million senior notes issued in February 2003 largely offset by the repayment of Pulte Mortgage’s revolving credit facilities and common stock repurchases. Net cash used in financing activities of $102.4 million in 2002 was primarily due to repayments of Pulte Mortgage’s revolving credit facilities.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $570 million unsecured revolving credit facility at March 31, 2003.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various credit arrangements. At March 31, 2003, Pulte Mortgage has committed credit arrangements of $500 million comprised of a $175 million bank revolving credit facility and a $325 million annual asset-backed commercial paper program. This amount is deemed adequate to cover foreseeable needs. During the first quarter of 2003, the $175 million bank revolving credit facility expired and was replaced with a new $175 million revolving credit facility with substantially the same terms expiring in March 2005. There were approximately $343 million of borrowings outstanding under the $500 million Pulte Mortgage arrangements at March 31, 2003. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In February 2003, we sold $300 million of 6.25% unsecured senior notes, due 2013. The notes were sold in anticipation of retiring certain other debt coming due and callable in 2003. Subsequently, in March 2003, under the terms of Del Webb’s $200 million 9.375% senior subordinated notes due 2009, we exercised our optional right to redeem the remaining outstanding principal balance of approximately $155 million. The notes will be redeemed in May 2003 at a price equal to 104.688% of the principal amount. Furthermore, our $175 million 9.5% senior notes matured and were retired on April 1, 2003.

     Pursuant to our $100 million share repurchase program, we repurchased 395,400 common shares at an aggregate cost of approximately $18.2 million during the first quarter 2003. At March 31, 2003, we had remaining authorization to purchase common stock aggregating $77.5 million.

     We anticipate that our effective tax rate for 2003 will approximate 38%, a decrease from the 2002 effective tax rate of 39%. Our income tax liability and related effective tax rate are affected by a number of factors. The reduction in the effective tax rate for 2003 is principally due to a lower expected effective state income tax rate for 2003 and anticipated shareholder approval of the Company’s Senior Management Annual Incentive Plan, which will allow for tax deductibility of Plan payments under section 162(m) of the Internal Revenue Service Code.

     At March 31, 2003, we had cash and equivalents of $479.6 million and $2.2 billion of senior notes and senior subordinated notes. Other financing included limited recourse collateralized financing totaling $126.2 million. Sources of our working capital at March 31, 2003, include our cash and equivalents, our $570 million committed unsecured revolving credit facility and Pulte Mortgage’s $500 million revolving credit facilities. Our debt-to-total capitalization, excluding our collateralized debt, was approximately 44% at March 31, 2003, and approximately 38% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at or below the 40% level. It is our intent to exercise, over time, the early call provision of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. At March 31, 2003, we had $400 million remaining under our current mixed securities shelf registration.

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

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2003 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2002, except for the following:

Stock-based compensation:

     We currently have several stock-based employee compensation plans. Effective January 1, 2003 we adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” We selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, we will recognize compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     We use the Black-Scholes option-pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, risk-free interest rates and expected lives. These assumptions reflect management’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense could have been materially impacted. Furthermore, if management uses different assumptions in future periods, stock-based compensation expense could be materially impacted in future periods.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2003, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of March 31, 2003 for the
	years ended December 31,

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$275,000	$112,000	$125,000	$—	$—	$1,695,611	$2,207,611	$2,400,877
Average interest rate	8.59%	8.38%	7.30%	—	—	7.86%	7.95%	—
Limited recourse
collateralized financing	$50,314	$35,087	$29,793	$9,347	$1,250	$425	$126,216	$126,216
Average interest rate	3.89%	5.45%	5.99%	2.46%	6.50%	6.50%	4.75%	—

Qualitative disclosure:

     This information can be found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

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

Item 4. Controls and Procedures

     During the 90-day period prior to the filing date of this report, management, including the Company’s President & Chief Executive Officer and Senior Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Senior Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number and Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Report on Form 8-K

     On March 17, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing our election to expense stock options in financial statements effective January 1, 2003. The release also discussed several enhancements to our corporate governance policies.

     On March 28, 2003, we filed a Current Report on Form 8-K, which included a press release dated March 27, 2003, announcing that Del Webb Corporation had given notice of its election to redeem all of Del Webb’s outstanding 9.375% senior subordinated debentures due 2009, with an original principal amount of $200 million.

     On April 24, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing our earnings for the three months ended March 31, 2003.

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

Date: May 12, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Mark J. O’Brien Mark J. O’Brien
President and Chief Executive Officer

CERTIFICATIONS (continued)

I, Roger A. Cregg, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pulte Homes, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ Roger A. Cregg Roger A. Cregg
Senior Vice President and
Chief Financial Officer

Exhibit Index

Exhibit Number and Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002