Form 10-Q
period 2003-06-30
PULTE HOMES INC/MI/
filed 2003-08-06
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

YES ✓      NO      .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

YES ✓      NO

Number of shares of common stock outstanding as of July 31, 2003: 61,599,127

Website Access to Company Reports, Codes and Charters

Pulte’s internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors, are also posted on our website.

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$391,087	$613,168
Unfunded settlements	71,270	60,641
House inventory	1,107,441	863,507
Land inventory	3,910,822	3,430,090
Land, not owned, under option agreements	60,000	—
Residential mortgage loans available-for-sale	431,735	600,339
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $15,671 and $11,546 in 2003 and 2002, respectively	147,829	151,954
Other assets	886,372	833,279
Deferred income taxes	14,767	27,784

Total assets	$7,329,016	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $208,659 and $181,816 in 2003 and 2002, respectively	$1,637,936	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	381,355	559,621
Income taxes	55,690	90,009
Senior notes and subordinated notes	2,269,955	1,913,268

Total liabilities	4,344,936	4,128,029
Shareholders’ equity	2,984,080	2,760,426

	$7,329,016	$6,888,455

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Homebuilding	$1,925,711	$1,661,670	$3,449,150	$3,017,275
Financial services	31,774	23,842	59,370	46,866
Corporate	700	51	2,255	163

Total revenues	1,958,185	1,685,563	3,510,775	3,064,304

Expenses:
Homebuilding, principally cost of sales	1,730,593	1,516,696	3,124,023	2,759,710
Financial services	12,488	9,376	24,225	21,088
Corporate, net	22,746	14,513	39,670	29,679

Total expenses	1,765,827	1,540,585	3,187,918	2,810,477

Other income:
Equity income	4,475	3,244	13,135	6,929

Income from continuing operations before income taxes	196,833	148,222	335,992	260,756
Income taxes	74,833	57,814	127,691	101,708

Income from continuing operations	122,000	90,408	208,301	159,048
Loss from discontinued operations	(283)	(205)	(447)	(733)

Net income	$121,717	$90,203	$207,854	$158,315

Per share data:
Basic:
Income from continuing operations	$2.01	$1.49	$3.43	$2.64
Loss from discontinued operations	—	—	—	(.01)

Net income	$2.01	$1.49	$3.43	$2.63

Assuming dilution:
Income from continuing operations	$1.95	$1.45	$3.34	$2.57
Loss from discontinued operations	—	—	—	(.01)

Net income	$1.95	$1.45	$3.34	$2.56

Cash dividends declared	$.04	$.04	$.08	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	60,684	60,500	60,675	60,106
Assuming dilution:
Effect of dilutive securities	1,788	1,859	1,601	1,827

Adjusted weighted-average common shares and effect of dilutive securities	62,472	62,359	62,276	61,933

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2002	$611	$933,162	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $9,134	7	25,459	—	—	—	25,466
Stock-based compensation	—	6,344	—	—	—	6,344
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	2,814	—	—	2,814
Cash dividends declared	—	—	—	—	(4,885)	(4,885)
Stock repurchases	(4)	(6,066)	—	—	(12,234)	(18,304)
Comprehensive income (loss):
Net income	—	—	—	—	207,854	207,854
Change in fair value of derivatives	—	—	—	2,094	—	2,094
Foreign currency translation adjustments	—	—	—	2,271	—	2,271

Total comprehensive income						212,219

Shareholders’ Equity, June 30, 2003	$616	$958,897	$(7,052)	$(31,006)	$2,062,625	$2,984,080

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise, including tax benefit of $20,638	17	52,084	—	—	—	52,101
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	2,498	—	—	2,498
Cash dividends declared	—	—	—	—	(4,866)	(4,866)
Comprehensive income (loss):
Net income	—	—	—	—	158,315	158,315
Change in fair value of derivatives	—	—	—	437	—	437
Foreign currency translation adjustments	—	—	—	(17,152)	—	(17,152)

Total comprehensive income						141,600

Shareholders’ Equity, June 30, 2002	$611	$926,281	$(12,679)	$(30,684)	$1,584,469	$2,467,998

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$207,854	$158,315
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization and depreciation	18,658	16,752
Stock-based compensation expense	9,158	2,498
Deferred income taxes	13,017	10,490
Other, net	(3,701)	(2,954)
Increase (decrease) in cash due to:
Inventories	(783,989)	(426,519)
Residential mortgage loans available-for-sale	156,678	145,804
Other assets	(14,333)	41,992
Accounts payable, accrued and other liabilities	102,818	78,238
Income taxes	(25,194)	72,050

Net cash provided by (used in) operating activities	(319,034)	96,666

Cash flows from investing activities:
Other, net	(16,671)	(9,401)

Net cash provided by (used in) investing activities	(16,671)	(9,401)

Cash flows from financing activities:
Proceeds from borrowings	695,946	357,353
Repayment of borrowings	(576,229)	(327,872)
Issuance of common stock	16,332	31,463
Common stock repurchases	(18,304)	—
Dividends paid	(4,885)	(4,866)
Other, net	—	43

Net cash provided by (used in) financing activities	112,860	56,121

Effect of exchange rate changes on cash and equivalents	764	(2,763)

Net increase (decrease) in cash and equivalents	(222,081)	140,623
Cash and equivalents at beginning of period	613,168	72,144

Cash and equivalents at end of period	$391,087	$212,767

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$19,833	$22,656

Income taxes	$138,370	$16,565

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and significant accounting policies

The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct subsidiaries (the “Company” or “Pulte”). The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc. (PDCI), North American Builders Indemnity Company (NABIC), the Company’s captive insurance company, Del Webb Corporation (Del Webb) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries, which are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (Pulte Mortgage), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

Effective January 1, 2002, the Company reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico). Under the new ownership structure, these operations, which were primarily conducted through joint ventures, have been combined into Pulte Mexico and are 63.8% owned by International. Results for the six months ended June 30, 2002 include joint venture operations for one month and operations as a consolidated entity for five months, as the Mexican operations report on a one-month lag.

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

Changes to the Company’s allowance for warranties for the six months ended June 30, 2003 are as follows ($000’s omitted):

December 31, 2002	$51,973
Warranty reserves provided	33,149
Payments and other adjustments	(35,415)

June 30, 2003	$49,707

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported ($000’s omitted)	$121,717	$90,203	$207,854	$158,315
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	2,858	—	3,224	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	3,306	3,835	5,942	6,592

Pro forma net income ($000’s omitted)	$121,269	$86,368	$205,136	$151,723

Earnings per share:
Basic — as reported	$2.01	$1.49	$3.43	$2.63

Basic — pro forma	$2.00	$1.43	$3.38	$2.52

Diluted — as reported	$1.95	$1.45	$3.34	$2.56

Diluted — pro forma	$1.94	$1.39	$3.29	$2.45

The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $1.3 million and $2.5 million for the three and six months ended June 30, 2003 compared to $0.8 million and $1.5 million for the three and six months ended June 30, 2002. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

Land, not owned, under option agreements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and effective no later than the beginning of the first interim period that starts after June 15, 2003 for variable interest entities created prior to February 1, 2003.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements (continued)

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of houses in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46, if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. The Company does not guarantee the obligations or performance of the variable interest entity.

In applying the provisions of FIN 46, the Company evaluated all post-January 31, 2003 land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate the fair value of the variable interest entity. At June 30, 2003, the Company classified $60 million as Land, Not Owned, Under Option Agreements representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on the Company’s results of operations or cash flows.

The Company is in the process of evaluating its land option agreements and joint venture agreements entered into prior to February 1, 2003. Depending on the terms and conditions of these agreements, the Company may be required to consolidate other variable interest entities. This evaluation will be completed by September 30, 2003.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Operating Data by Segment ($000's omitted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Homebuilding	$1,925,711	$1,661,670	$3,449,150	$3,017,275
Financial services	31,774	23,842	59,370	46,866
Corporate	700	51	2,255	163

Total revenues	1,958,185	1,685,563	3,510,775	3,064,304

Cost of sales:
Homebuilding	1,504,480	1,326,190	2,708,040	2,406,176

Selling, general and administrative:
Homebuilding	199,988	172,438	377,551	322,236
Financial services	10,761	7,955	20,821	18,081
Corporate	15,596	4,194	21,156	7,333

Total selling, general and administrative	226,345	184,587	419,528	347,650

Interest:
Homebuilding	17,103	11,367	28,512	19,890
Financial services	1,727	1,421	3,404	3,007
Corporate	10,164	9,821	20,735	19,375

Total interest	28,994	22,609	52,651	42,272

Other (income) expense, net:
Homebuilding	9,022	6,701	9,920	11,408
Corporate	(3,014)	498	(2,221)	2,971

Total other (income) expense, net	6,008	7,199	7,699	14,379

Total costs and expenses	1,765,827	1,540,585	3,187,918	2,810,477

Equity income:
Homebuilding	2,903	1,548	10,306	4,291
Financial services	1,572	1,696	2,829	2,638

Total equity income	4,475	3,244	13,135	6,929

Income (loss) before income taxes:
Homebuilding	198,021	146,522	335,433	261,856
Financial services	20,858	16,162	37,974	28,416
Corporate	(22,046)	(14,462)	(37,415)	(29,516)

Total income before income taxes	$196,833	$148,222	$335,992	$260,756

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Asset Data by Segment ($000's omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At June 30, 2003:
Inventory	$5,078,263	$—	$—	$5,078,263

Total assets	6,702,284	473,527	153,205	$7,329,016

At December 31, 2002:
Inventory	$4,293,597	$—	$—	$4,293,597

Total assets	6,092,102	645,977	150,376	$6,888,455

3.	Senior notes and subordinated notes

In February 2003, the Company sold $300 million of 6.25% unsecured senior notes, callable prior to maturity and guaranteed by Pulte and certain wholly owned subsidiaries of Pulte. The notes are due in 2013.

In March 2003, under the terms of Del Webb’s $200 million 9.375% senior subordinated notes due 2009, the Company exercised its optional right to redeem the remaining outstanding principal balance of approximately $155 million. The notes were redeemed in May 2003 at a price equal to 104.688% of the principal amount. Furthermore, the Company’s $175 million 9.5% senior notes matured and were retired in April 2003.

In May 2003, the Company sold $400 million of 6.375% unsecured senior notes, callable prior to maturity and guaranteed by Pulte and certain wholly owned subsidiaries of Pulte. The notes are due in 2033.

4.	Shareholder’s equity

In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Company common stock in open-market transactions or otherwise. Pursuant to this authorization, 395,400 common shares were repurchased at an aggregate cost of approximately $18.2 million during the first half of 2003. At June 30, 2003, the Company had remaining authorization to purchase common stock aggregating $77.5 million.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2003	2002

Foreign currency translation adjustments:
Argentina	$(24,292)	$(26,876)
Mexico	(6,928)	(6,615)
Change in fair value of derivatives, net of income taxes of $80 in 2003 and $1,204 in 2002	214	(1,880)

	$(31,006)	$(35,371)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Discontinued operations

In July 2003, the United States Court of Federal Claims issued an opinion finding that the Company had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with the Company. The opinion follows the Court’s August 17, 2001 ruling that held that the United States breached the contract related to the Company’s 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. Final judgment is expected in the near future, but is subject to appeal. Accordingly, any gain from this litigation will be recognized only upon final resolution.

6.	Supplemental Guarantor information ($000’s omitted)

The Company has the following outstanding senior note obligations: (1) $100 million, 7%, due 2003, (2) $112 million, 8.375%, due 2004, (3) $125 million, 7.3%, due 2005, (4) $200 million, 8.125%, due 2011, (5) $499 million, 7.875%, due 2011, (6) $300 million, 6.25%, due 2013, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by the Company’s wholly owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has outstanding $92 million, 10.25%, senior subordinated notes due 2010, which are callable in the first quarter of 2004 at a price equal to 105.125% of the principal. Such obligations to pay principal, premium, if applicable, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional. The principal non-Guarantors include PDCI, International, Pulte Mortgage, NABIC and First Heights.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$314,133	$76,954	$—	$391,087
Unfunded settlements	—	91,248	(19,978)	—	71,270
House and land inventories	—	4,841,809	176,454	—	5,018,263
Land, not owned, under option agreements	—	60,000	—	—	60,000
Residential mortgage loans available-for-sale	—	—	431,735	—	431,735
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	147,829	—	—	147,829
Other assets	71,757	723,506	91,109	—	886,372
Deferred income taxes	14,767	—	—	—	14,767
Investment in subsidiaries	4,247,371	104,176	1,959,137	(6,310,684)	—
Advances receivable — subsidiaries	2,389,122	—	—	(2,389,122)	—

	$6,723,017	$6,589,694	$2,716,111	$(8,699,806)	$7,329,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$143,043	$1,330,397	$164,496	$—	$1,637,936
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	381,355	—	381,355
Income taxes	55,690	—	—	—	55,690
Senior notes and subordinated notes	2,173,103	96,852	—	—	2,269,955
Advances payable — subsidiaries	1,367,101	798,508	223,513	(2,389,122)	—

Total liabilities	3,738,937	2,225,757	769,364	(2,389,122)	4,344,936
Shareholders’ equity	2,984,080	4,363,937	1,946,747	(6,310,684)	2,984,080

	$6,723,017	$6,589,694	$2,716,111	$(8,699,806)	$7,329,016

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,876,777	$48,934	$—	$1,925,711
Financial services	—	3,633	28,141	—	31,774
Corporate	22	537	141	—	700

Total revenues	22	1,880,947	77,216	—	1,958,185

Expenses:
Homebuilding:
Cost of sales	—	1,466,183	38,297	—	1,504,480
Selling, general and administrative and other expense	2,447	213,029	10,637	—	226,113
Financial services	—	1,160	11,328	—	12,488
Corporate, net	25,852	(2,191)	(915)	—	22,746

Total expenses	28,299	1,678,181	59,347	—	1,765,827

Other Income:
Equity income	—	2,695	1,780	—	4,475

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(28,277)	205,461	19,649	—	196,833
Income taxes (benefit)	(11,300)	78,899	7,234	—	74,833

Income (loss) from continuing operations before equity in income of subsidiaries	(16,977)	126,562	12,415	—	122,000
Loss from discontinued operations	(282)	—	(1)	—	(283)

Income (loss) before equity in income of subsidiaries	(17,259)	126,562	12,414	—	121,717

Equity in income (loss) of subsidiaries:
Continuing operations	138,977	11,449	74,031	(224,457)	—
Discontinued operations	(1)	—	—	1	—

	138,976	11,449	74,031	(224,456)	—

Net income	$121,717	$138,011	$86,445	$(224,456)	$121,717

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,356,884	$92,266	$—	$3,449,150
Financial services	—	6,799	52,571	—	59,370
Corporate	22	1,921	312	—	2,255

Total revenues	22	3,365,604	145,149	—	3,510,775

Expenses:
Homebuilding:
Cost of sales	—	2,634,059	73,981	—	2,708,040
Selling, general and administrative and other expense	4,294	391,309	20,380	—	415,983
Financial services	—	2,257	21,968	—	24,225
Corporate, net	41,994	(949)	(1,375)	—	39,670

Total expenses	46,288	3,026,676	114,954	—	3,187,918

Other Income:
Equity income	—	9,070	4,065	—	13,135

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(46,266)	347,998	34,260	—	335,992
Income taxes (benefit)	(18,596)	133,198	13,089	—	127,691

Income (loss) from continuing operations before equity in income of subsidiaries	(27,670)	214,800	21,171	—	208,301
Loss from discontinued operations	(447)	—	—	—	(447)

Income (loss) before equity in income of subsidiaries	(28,117)	214,800	21,171	—	207,854

Equity in income (loss) of subsidiaries:
Continuing operations	235,971	20,627	131,357	(387,955)	—
Discontinued operations	—	—	—	—	—

	235,971	20,627	131,357	(387,955)	—

Net income	$207,854	$235,427	$152,528	$(387,955)	$207,854

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,610,406	$51,264	$—	$1,661,670
Financial services	—	3,211	20,631	—	23,842
Corporate	27	24	—	—	51

Total revenues	27	1,613,641	71,895	—	1,685,563

Expenses:
Homebuilding:
Cost of sales	—	1,286,111	40,079	—	1,326,190
Selling, general and administrative and other expense	2,056	178,574	9,876	—	190,506
Financial services	—	936	8,440	—	9,376
Corporate, net	14,155	96	262	—	14,513

Total expenses	16,211	1,465,717	58,657	—	1,540,585

Other Income:
Equity income	—	955	2,289	—	3,244

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(16,184)	148,879	15,527	—	148,222
Income taxes (benefit)	(6,639)	58,196	6,257	—	57,814

Income (loss) from continuing operations before equity in income of subsidiaries	(9,545)	90,683	9,270	—	90,408
Loss from discontinued operations	(202)	—	(3)	—	(205)

Income (loss) before equity in income of subsidiaries	(9,747)	90,683	9,267	—	90,203

Equity in income (loss) of subsidiaries:
Continuing operations	99,953	8,239	73,111	(181,303)	—
Discontinued operations	(3)	—	—	3	—

	99,950	8,239	73,111	(181,300)	—

Net income	$90,203	$98,922	$82,378	$(181,300)	$90,203

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,943,642	$73,633	$—	$3,017,275
Financial services	—	6,255	40,611	—	46,866
Corporate	129	34	—	—	163

Total revenues	129	2,949,931	114,244	—	3,064,304

Expenses:
Homebuilding:
Cost of sales	—	2,348,268	57,908	—	2,406,176
Selling, general and administrative and other expense	5,402	331,162	16,970	—	353,534
Financial services	—	1,911	19,177	—	21,088
Corporate, net	27,220	2,092	367	—	29,679

Total expenses	32,622	2,683,433	94,422	—	2,810,477

Other Income:
Equity income	—	1,504	5,425	—	6,929

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(32,493)	268,002	25,247	—	260,756
Income taxes (benefit)	(13,996)	104,758	10,946	—	101,708

Income (loss) from continuing operations before equity in income of subsidiaries	(18,497)	163,244	14,301	—	159,048
Loss from discontinued operations	(730)	—	(3)	—	(733)

Income (loss) before equity in income of subsidiaries	(19,227)	163,244	14,298	—	158,315

Equity in income (loss) of subsidiaries:
Continuing operations	177,545	14,365	109,348	(301,258)	—
Discontinued operations	(3)	—	—	3	—

	177,542	14,365	109,348	(301,255)	—

Net income	$158,315	$177,609	$123,646	$(301,255)	$158,315

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$207,854	$235,427	$152,528	$(387,955)	$207,854
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(235,971)	(20,627)	(131,357)	387,955	—
Amortization and depreciation	564	16,360	1,734	—	18,658
Stock-based compensation expense	9,158	—	—	—	9,158
Deferred income taxes	13,017	—	—	—	13,017
Other, net	—	(1,514)	(2,187)	—	(3,701)
Increase (decrease) in cash due to:
Inventories	—	(759,041)	(24,948)	—	(783,989)
Residential mortgage loans available-for-sale	—	—	156,678	—	156,678
Other assets	(17,462)	(21,448)	24,577	—	(14,333)
Accounts payable, accrued and other liabilities	15,390	62,340	25,088	—	102,818
Income taxes	(86,230)	54,240	6,796	—	(25,194)

Net cash provided by (used in) operating activities	(93,680)	(434,263)	208,909	—	(319,034)

Cash flows from investing activities:
Dividends received from subsidiaries	—	13,000	—	(13,000)	—
Investment in subsidiary	(451,538)	(871)	(1,000)	453,409	—
Advances to affiliates	(857,261)	1,491	(2,524)	858,294	—
Other, net	—	(11,052)	(5,619)	—	(16,671)

Net cash provided by (used in) investing activities	(1,308,799)	2,568	(9,143)	1,298,703	(16,671)

Cash flows from financing activities:
Proceeds from borrowings	694,937	—	1,009	—	695,946
Repayment of borrowings	(175,000)	(220,583)	(180,646)	—	(576,229)
Capital contributions from parent	—	451,538	1,871	(453,409)	—
Advances from affiliates	889,399	(26,221)	(4,884)	(858,294)	—
Issuance of common stock	16,332	—	—	—	16,332
Common stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(4,885)	—	(13,000)	13,000	(4,885)

Net cash provided by (used in) financing activities	1,402,479	204,734	(195,650)	(1,298,703)	112,860

Effect of exchange rate changes on cash and equivalents	—	—	764	—	764

Net increase (decrease) in cash and equivalents	—	(226,961)	4,880	—	(222,081)

Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$—	$314,134	$76,953	$—	$391,087

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$158,315	$177,609	$123,646	$(301,255)	$158,315
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(177,542)	(14,365)	(109,348)	301,255	—
Amortization and depreciation	513	15,207	1,032	—	16,752
Stock-based compensation expense	2,498	—	—	—	2,498
Deferred income taxes	10,490	—	—	—	10,490
Other, net	—	957	(3,911)	—	(2,954)
Increase (decrease) in cash due to:
Inventories	—	(394,556)	(31,963)	—	(426,519)
Residential mortgage loans available-for-sale	—	—	145,804	—	145,804
Other assets	(1,609)	49,597	(5,996)	—	41,992
Accounts payable, accrued and other liabilities	(8,367)	72,520	14,085	—	78,238
Income taxes	(4,117)	70,998	5,169	—	72,050

Net cash provided by (used in) operating activities	(19,819)	(22,033)	138,518	—	96,666

Cash flows from investing activities:
Dividends received from subsidiaries	—	16,500	—	(16,500)	—
Investment in subsidiary	—	(645)	—	645	—
Advances to affiliates	(179,108)	38,777	32,681	107,650	—
Other, net	—	(7,018)	(2,383)	—	(9,401)

Net cash provided by (used in) investing activities	(179,108)	47,614	30,298	91,795	(9,401)

Cash flows from financing activities:
Proceeds from borrowings	298,819	58,455	79	—	357,353
Repayment of borrowings	(111,365)	(70,596)	(145,911)	—	(327,872)
Capital contributions from parent	—	—	645	(645)	—
Advances from affiliates	(30,745)	107,766	30,629	(107,650)	—
Issuance of common stock	31,463	—	—	—	31,463
Dividends paid	(4,866)	—	(16,500)	16,500	(4,866)
Other, net	—	—	43	—	43

Net cash provided by (used in) financing activities	183,306	95,625	(131,015)	(91,795)	56,121

Effect of exchange rate changes on cash and equivalents	—	—	(2,763)	—	(2,763)

Net increase (decrease) in cash and equivalents	(15,621)	121,206	35,038	—	140,623

Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$154,849	$57,918	$—	$212,767

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     A summary of our operating results by business segment for the three and six-month periods ended June 30, 2003 and 2002 is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Pre-tax income (loss):
Homebuilding operations	$198,021	$146,522	$335,433	$261,856
Financial services operations	20,858	16,162	37,974	28,416
Corporate	(22,046)	(14,462)	(37,415)	(29,516)

Pre-tax income from continuing operations	196,833	148,222	335,992	260,756
Income taxes	74,833	57,814	127,691	101,708

Income from continuing operations	122,000	90,408	208,301	159,048
Loss from discontinued operations	(283)	(205)	(447)	(733)

Net income	$121,717	$90,203	$207,854	$158,315

Per share data — assuming dilution:
Income from continuing operations	$1.95	$1.45	$3.34	$2.57
Loss from discontinued operations	—	—	—	(.01)

Net income	$1.95	$1.45	$3.34	$2.56

     A comparison of pre-tax income (loss) for the three and six months ended June 30, 2003 and 2002 is as follows:

•	Continued strong demand for new housing in many of our markets, geographic and product mix shifts, and benefits from the ongoing initiatives to leverage construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 35% and 28%, respectively. Domestic average unit selling prices increased 8% and 7%, respectively. Such factors combined to drive domestic homebuilding settlement gross margin percentages up 190 basis points and 140 basis points, respectively.

•	Pre-tax income of our financial services business segment increased 29% and 34%, respectively, as a result of increased volume, a favorable interest rate environment and effective leverage of overhead costs. The increase in volume was driven in large part by a 600 basis point increase in the capture rate for both periods.

•	Higher compensation-related expenses, specifically the expensing of stock options and performance based incentives, drove the increase in pre-tax loss of our corporate business segment for both periods.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	We conduct our Domestic Homebuilding operations in 44 markets, located throughout 26 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups.

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures for the three and six months ended June 30, 2003 and 2002, are as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Pulte Homebuilding settlement revenues:
Domestic	$1,845,461	$1,576,285	$3,292,659	$2,885,873
International	48,934	51,264	92,266	73,633

Total Pulte	1,894,395	1,627,549	3,384,925	2,959,506

Pulte-affiliate international homebuilding settlement revenues	8,016	6,655	16,537	31,108

Total Pulte/Pulte-affiliate homebuilding settlement revenues	$1,902,411	$1,634,204	$3,401,462	$2,990,614

Pulte homebuilding settlements units:
Domestic	7,112	6,593	12,897	12,095
International	1,468	1,732	2,659	2,453

Total Pulte	8,580	8,325	15,556	14,548

Pulte-affiliate international homebuilding settlement units	37	43	85	964

Total Pulte and Pulte-affiliate settlement units	8,617	8,368	15,641	15,512

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding business unit represents our core business. Operations are conducted in 44 markets, located throughout 26 states, and are organized into five groups as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, Texas, New Mexico

West:	Arizona, California, Nevada

     Our metropolitan Phoenix operations accounted for 12% of Domestic Homebuilding unit net new orders and unit settlements, and 11% of Domestic Homebuilding settlement revenues for the three-month period ended June 30, 2003. Furthermore, our operations in Northern California and Southern California accounted for 11% and 10%, respectively, of Domestic Homebuilding settlement revenues for the same period. For the six-month period of 2003, our metropolitan Phoenix operations accounted for 12% of unit net new orders, 11% of unit settlements and 10% of settlement revenues, while our operations in Northern California accounted for 11% of settlement revenues. For the three-month period ended June 30, 2002, our metropolitan Phoenix operations accounted for 11% of Domestic Homebuilding unit net new orders and unit settlements, and 10% of Domestic Homebuilding settlement revenues. For the six-month period, the metropolitan Phoenix operations accounted for 11% of unit net new orders, 12% of unit settlements and 11% of settlement revenues. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three and six-month periods ended June 30, 2003 or 2002.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Unit settlements:
Northeast	553	504	979	920
Southeast	1,759	1,888	3,508	3,564
Midwest	1,041	976	1,883	1,678
Central	1,133	1,035	1,867	1,753
West	2,626	2,190	4,660	4,180

	7,112	6,593	12,897	12,095

Net new orders — units*:
Northeast	909	660	1,645	1,454
Southeast	2,441	2,285	4,704	4,515
Midwest	1,422	1,246	2,540	2,546
Central	1,317	1,308	2,502	2,592
West	3,102	2,780	6,033	5,260

	9,191	8,279	17,424	16,367

Net new orders — dollars* ($000’s omitted)	$2,466,000	$2,041,000	$4,620,000	$4,045,000

Unit backlog:
Northeast			1,795	1,365
Southeast			4,135	3,510
Midwest			2,258	2,243
Central			1,540	1,742
West			5,471	4,090

			15,199	12,950

Backlog at June 30 — dollars ($000’s omitted)			$4,244,000	$3,277,000

*	Net new orders for the three and six months ended June 30, 2003, do not include 67 units of acquired backlog and the related dollars.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Continued strong demand for new housing was the primary driver for increases in net new orders and unit settlements. Net new orders increased 11% to a record 9,191 units for the three months ended June 30, 2003. Net new orders for the six months ended June 30, 2003 increased 6% to 17,424 units. Unit settlements also set a record for the quarter at 7,112 units, an increase of 8% over the same period in 2002. Unit settlements for the six months ended June 30, 2003 increased 7% to 12,897 units. The average selling price for homes closed increased 8% to $259,000 for the three months ended June 30, 2003, and 7% to $255,000 for the six months then ended. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 15,199 units. The dollar value of backlog was up 30% to over $4.2 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and six months ended June 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Home sale revenue (settlements)	$1,845,461	$1,576,285	$3,292,659	$2,885,873
Land sale revenue	31,316	34,121	64,225	57,769
Home cost of sales	(1,444,008)	(1,262,544)	(2,587,824)	(2,309,469)
Land cost of sales	(22,175)	(23,567)	(46,235)	(38,799)
Selling, general and administrative expense	(189,861)	(163,086)	(356,961)	(305,881)
Interest (a)	(17,103)	(11,367)	(28,512)	(19,890)
Equity income	2,177	578	8,535	979
Other income (expense), net	(8,166)	(5,843)	(9,808)	(10,154)

Pre-tax income	$197,641	$144,577	$336,079	$260,428

Average sales price	$259	$239	$255	$239

(a)	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Homebuilding gross profit margins from home settlements increased to 21.8% and 21.4%, respectively, for the three and six months ended June 30, 2003, compared to 19.9% and 20.0%, respectively, for the same periods in the prior year. This increase is attributable to continued strong customer demand, positive home pricing and product and geographic mix. Purchase accounting adjustments associated with the merger with Del Webb reduced gross margin by 10 basis points for both the three and six months ended June 30, 2002.

     We consider land development one of our core competencies. This includes the entitlement and development of certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Contributions from land sales were relatively flat when compared to the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to rationalize certain existing land positions to ensure the most effective use of capital.

     Selling, general and administrative expenses as a percentage of home settlement revenues were flat at 10.3% for the three months and increased 20 basis points to 10.8% for the six months ended June 30, 2003 when compared to the prior year period. Selling, general and administrative expenses in 2003 were negatively impacted by higher startup costs associated with an increased number of new communities and additional expenses incurred in the Northeast and Midwest due to prolonged periods of adverse weather conditions. Selling, general and administrative expenses, as a percentage of home settlement revenues, for 2002, included purchase accounting adjustments which added 20 basis points for both the three and six-month periods.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Interest expense increased $5.7 million and $8.6 million, respectively, over the three and six months ended June 30, 2003 as amounts previously capitalized into inventory are charged to interest expense. Interest capitalized into inventory has increased as a result of higher levels of inventory and indebtedness related to the merger with Del Webb and to support the continued growth of the business.

     Equity income increased $1.6 million and $7.6 million, respectively, during the three and six-month periods ended June 30, 2003. The increase in both periods was driven by earnings from two Nevada-based joint ventures related to the sale of commercial and residential properties.

     Other income (expense), net, totaled expense of $8.2 million and $5.8 million for the three months ended June 30, 2003 and 2002, respectively. The change is primarily due to an isolated construction service expense. Other income (expense), net, for the six-month period was relatively flat as construction service expenses in 2003 were comparable to the write-down of a land development investment and related receivable in 2002.

     Domestic Homebuilding inventory at June 30, 2003, was approximately $4.7 billion, of which $3.6 billion related to land and land development. At June 30, 2002, inventory was approximately $4.0 billion, of which $3.1 billion related to land and land development. Other assets included approximately $237.7 million and $260.8 million in land held for disposition at June 30, 2003 and 2002, respectively.

     At June 30, 2003 and 2002, our Domestic Homebuilding operations controlled approximately 212,700 and 144,700 lots, respectively. Approximately 94,600 and 83,700 lots were owned, and approximately 59,800 and 34,300 lots were under option agreements approved for purchase at June 30, 2003 and 2002, respectively. In addition, there were approximately 58,300 and 26,700 lots under option agreements, pending approval, at June 30, 2003 and 2002, respectively.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $1.9 billion at June 30, 2003. In addition, the total purchase price applicable to land under option that is pending approval was valued at $1.3 billion at June 30, 2003. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits, which are generally non-refundable, totaling $93.9 million.

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

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the three and six months ended June 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$48,934	$51,264	$92,266	$73,633
Cost of sales	(38,297)	(40,079)	(73,981)	(57,908)
Selling, general and administrative expense	(10,127)	(9,352)	(20,590)	(16,355)
Other income (expense), net	(702)	(82)	(1,093)	(858)
Minority interest	(154)	(776)	981	(396)
Equity in income of joint ventures	726	970	1,771	3,312

Pre-tax income (loss)	$380	$1,945	$(646)	$1,428

Unit settlements:
Pulte	1,468	1,732	2,659	2,453
Pulte-affiliated entities	37	43	85	964

Total Pulte and Pulte-affiliates	1,505	1,775	2,744	3,417

     Unit settlements for Pulte and Pulte-affiliated entities were down 15% and 20%, respectively, for the three and six months ended June 30, 2003, as increases in Puerto Rico were negated by a decline in Mexico. Settlements for Pulte and Pulte-affiliated entities in Mexico were 1,403 and 2,510 for the three and six months ended June 30, 2003 compared to 1,679 and 3,260 in 2002. Activity in Mexico continues to be slowed by the impact of changes made to local lending practices and the lack of alternative funding sources for homebuyers.

     Revenues for the three months ended June 30, 2003 declined with the reduction in settlements. Increased revenues for the six-month period are due to consolidation of the operations in Mexico for a full six months in 2003 versus five months in 2002, aided by increased closings in Puerto Rico. Revenues from our operations in Mexico were $37.7 million and $67.0 million, respectively, for the three and six months ended June 30, 2003, compared to $43.8 million and $62.2 million in 2002. Argentina contributed revenues of $7.8 million and $14.6 million for the three and six months ended June 30, 2003 compared to $6.2 million and $10.2 million in 2002. Revenues in Puerto Rico were $3.4 million and $10.6 million, respectively, for the three and six-month periods in 2003 versus $1.2 million for both periods in 2002. Our consolidated operations in Puerto Rico did not have any closings during the first five months of 2002 as various factors delayed the opening of replacement communities.

     The decline of sales activity, combined with product mix shifts, had a negative impact on gross margins and selling, general and administrative expenses as a percent of revenues for International. Gross margins declined 10 basis points to 21.7% for the three months ended June 30, 2003 and 160 basis points to 19.8% for the six-month period. Selling, general and administrative expenses as a percent of revenues increased to 20.7% from 18.2% for the three-month period. Selling, general and administrative expenses as a percent of revenues were relatively flat for the six-month period.

     Our operations in Argentina recorded transaction losses of $187,000 and $361,000, respectively, for the three and six months ended June 30, 2003, despite a slight recovery by the Argentine peso to U.S. dollar exchange. Foreign currency transaction gains of $94,000 and $75,000 were recorded in the three and six months ended June 30, 2002, respectively. We also recorded a foreign currency translation gain of $2.6 million, as a component of cumulative other comprehensive income during the six months ended June 30, 2003. It remains unclear at this time how the financial and currency markets in Argentina will be impacted through the remainder of 2003 or how the current economic situation may affect customer home buying attitudes and the homebuilding business in general. At June 30, 2003, our investment in Argentina, net of cumulative foreign currency translation adjustments, approximated $15.1 million. Our operations in Mexico have been affected by a fluctuating dollar to Mexican peso exchange where transaction gains and losses were relatively flat for the three-month period. During the six months ended June 30, 2003, our operations in Mexico recorded transaction gains of $186,000 compared to losses of $373,000 in the prior year period. Furthermore, we recorded a foreign currency translation loss of $148,000, as a component of cumulative other comprehensive income during the six months ended June 30, 2003. At June 30, 2003, our investment in Mexico, net of cumulative foreign currency translation adjustments, approximated $66.5 million.

Financial Services Operations:

     We conduct our financial services operations principally through Pulte Mortgage LLC (Pulte Mortgage), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three and six-month periods ended June 30, 2003, was $20.9 million and $38.0 million, respectively, compared to $16.2 million and $28.4 million for the prior year periods. This increase was due to higher production volume and favorable interest rates.

     The following table presents mortgage origination data for Pulte Mortgage:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total originations:
Loans	6,776	4,994	11,938	9,220

Principal ($000’s omitted)	$1,161,000	$804,400	$2,028,200	$1,476,200

Originations for Pulte customers:
Loans	5,411	4,393	9,554	7,956

Principal ($000’s omitted)	$923,400	$708,800	$1,614,100	$1,273,400

     Mortgage origination unit and principal volume for the three months ended June 30, 2003, increased 36% and 44%, respectively, and 29% and 37% for the six-month period, respectively. The growth can be attributed to an increase in the capture rate from 77% to 83% for the three-month period and 76% to 82% for the six-month period and an increase in the average loan size over both periods. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 80% of total Pulte Mortgage unit production for the three and six months ended June 30, 2003, compared with 88% and 86%, respectively, in 2002. Refinancings accounted for approximately 11% of total originations for the three months ended June 30, 2003, compared to 3% in the prior year. For the six months ended June 30, refinancings represented 11% of total originations in 2003 compared to 5% in 2002. Adjustable rate mortgages (ARMs) represented 15% of total originations for the three months ended June 30, 2003, compared to 11% in the prior year. ARMs represented 14% and 10% of total originations for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, loan application backlog doubled to $2.4 billion as compared with $1.2 billion at June 30, 2002.

     Income from our title operations increased to $3.0 million for the three months ended June 30, 2003, from $2.7 million in 2002, and to $5.1 million for the six months ended, from $4.9 million in 2002. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $1.1 million for the three months ended June 30, 2003, compared to $1.2 million in 2002, and $2.3 million for the six months ended June 30, 2003 compared to $2.1 million in 2002.

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.

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

     The following table presents results of operations for this segment for the three and six-month periods ended June 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net interest expense	$9,464	$9,770	$18,480	$19,212
Other corporate expenses, net	12,582	4,692	18,935	10,304

Loss before income taxes	$22,046	$14,462	$37,415	$29,516

     The increase in other corporate expenses, net for both the three and six months ended June 30, 2003 can be attributed to stock compensation expense and an increase in other performance based compensation expenses, partially offset by income recognized from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.

     Net interest expense for the three and six months ended June 30, 2003 was down slightly from the prior year amounts due to interest income earned on large cash balances held during the first six months of 2003.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Capitalized interest is amortized to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at June 30, 2003, increased primarily as a result of higher levels of inventory and indebtedness compounded by an increase in the average life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Interest in inventory at beginning of period	$165,221	$89,573	$142,984	$68,595
Interest capitalized	32,849	29,241	66,495	58,742
Interest expensed	(17,103)	(11,367)	(28,512)	(19,890)

Interest in inventory at end of period	$180,967	$107,447	$180,967	$107,447

     Interest incurred for the three and six-month periods ended June 30, 2003 and 2002, excluding interest incurred by our financial services operations, was approximately $43.0 and $87.2 million and $40.1 and $79.2 million, respectively.

Discontinued Operations:

     In July 2003, the United States Court of Federal Claims issued an opinion finding that we had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with us. The opinion follows the Court’s August 17, 2001 ruling that held that the United States breached the contract related to our 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. Final judgment is expected in the near future, but is subject to appeal. Accordingly, any gain from this litigation will be recognized only upon final resolution.

Liquidity and Capital Resources:

     Our net cash used in operating activities amounted to $319.0 million compared to cash provided by operating activities of $96.7 million in the prior year. This change was primarily driven by an increase in inventories. Net cash used in investing activities of $16.7 million was comparable to last year’s $9.4 million. Net cash provided by financing activities of $112.9 million in 2003 primarily represents proceeds from our $300 million senior notes issued in February 2003 and our $400 million senior notes issued in May 2003 largely offset by the repayment of Pulte Mortgage’s revolving credit facilities, our $175 million 9.5% senior notes and the remaining $155 million of Del Webb’s 9.375% subordinated notes. Net cash used in financing activities was $56.1 million in 2002, as proceeds from the issuance of $300 million senior notes were used for the repayment of certain Del Webb debt and our revolving credit facility.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $570 million unsecured revolving credit facility at June 30, 2003.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various credit arrangements. At June 30, 2003, Pulte Mortgage has committed credit arrangements of $500 million comprised of a $175 million bank revolving credit facility and a $325 million annual asset-backed commercial paper program. We are currently evaluating this facility in light of our increasing needs. During the first quarter of 2003, the $175 million bank revolving credit facility expired and was replaced with a new $175 million revolving credit facility with substantially the same terms which expire in March 2005. There were approximately $381 million of borrowings outstanding under the $500 million Pulte Mortgage arrangements at June 30, 2003. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In February 2003, we sold $300 million of 6.25% unsecured senior notes, due in 2013. Proceeds from this issuance were used to retire our $175 million 9.5% senior notes which matured on April 1, 2003 and redeem the remaining outstanding principal balance of approximately $155 million of Del Webb’s $200 million 9.375% senior subordinated notes due 2009 which were called for redemption in March at a price equal to 104.688% of the principal amount.

     In May 2003, we sold $400 million of 6.375% unsecured senior notes, due in 2033, in anticipation of the scheduled retirement of approximately $200 million principal outstanding of senior and subordinates notes coming due and callable in the fourth quarter of 2003 and the first quarter of 2004. The balance of this issuance will be used for general corporate purposes to include continued investment in the business.

     Pursuant to our $100 million share repurchase program, we repurchased 395,400 common shares at an aggregate cost of approximately $18.2 million during the first six months of 2003. At June 30, 2003, we had remaining authorization to purchase common stock aggregating $77.5 million.

     We anticipate that our effective tax rate for 2003 will approximate 38%, a decrease from the 2002 effective tax rate of 39%. Our income tax liability and related effective tax rate are affected by a number of factors. The reduction in the effective tax rate for 2003 is principally due to a lower expected effective state income tax rate for 2003 and the shareholders’ approval of our new Senior Management Annual Incentive Plan, which will allow for full tax deductibility of Plan payments under section 162(m) of the Internal Revenue Service Code.

     At June 30, 2003, we had cash and equivalents of $391.1 million and $2.3 billion of senior notes and senior subordinated notes. Other financing included limited recourse collateralized financing totaling $125.0 million. Sources of our working capital at June 30, 2003, include our cash and equivalents, our $570 million committed unsecured revolving credit facility and remaining availability under Pulte Mortgage’s $500 million revolving credit facilities. Our debt-to-total capitalization, excluding our collateralized debt, was approximately 43% at June 30, 2003, and approximately 39% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at or below the 40% level. It is our intent to exercise the early call provision of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. At June 30, 2003, we had fully utilized our current mixed securities shelf registration. We intend to initiate a new shelf registration in the near term.

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

New Accounting Pronouncements:

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and effective no later than the beginning of the first interim period that starts after June 15, 2003 for variable interest entities created prior to February 1, 2003.

     In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. Pursuant to these land option agreements, we will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46, if the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. We do not guarantee the obligations or performance of the variable interest entity.

     In applying the provisions of FIN 46, we evaluated all post-January 31, 2003 land option agreements and determined that we are subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, we are required to consolidate the fair value of the variable interest entity. At June 30, 2003, we classified $60 million as Land, Not Owned, Under Option Agreements, representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on our results of operations or cash flows.

     We are in the process of evaluating our land option agreements and joint venture agreements entered into prior to February 1, 2003. Depending on the terms and conditions of these agreements, we may be required to consolidate other variable interest entities. This evaluation will be completed by September 30, 2003.

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2003 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2002, except for the following:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2003, our rate-sensitive financing obligations principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of June 30, 2003 for the
	years ended December 31,

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$100,000	$112,000	$125,000	$—	$—	$1,940,240	$2,277,240	$2,589,898
Average interest rate	7.00%	8.38%	7.30%	—	—	7.43%	7.45%	—
Limited recourse collateralized financing	$36,873	$35,938	$32,195	$11,596	$3,499	$4,917	$125,018	$125,018
Average interest rate	3.31%	5.28%	5.96%	3.00%	5.70%	5.36%	4.68%	—

Qualitative disclosure:

     This information can be found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and is incorporated herein by reference.

Special Notes Concerning Forward-Looking Statements

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control.

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based upon, and as of the date of that evaluation, the President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 15, 2003. The following matters were considered and acted upon, with the results indicated below.

		Shares
	Shares	Voted	Shares	Shares
	Voted For	Against	Abstaining	Withheld

Election of Directors
The election of Director for term expiring 2006:
Debra J. Kelly-Ennis	55,355,404	—	—	1,917,360
Patrick J. O’Meara	55,349,983	—	—	1,922,781
Bernard W. Reznicek	53,211,405	—	—	4,061,359
Alan E. Schwartz	55,213,013	—	—	2,059,751
Proposal to adopt the Pulte Homes, Inc. Senior Management Annual Incentive Plan.	50,705,581	6,001,404	565,779	—

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number and Description

31.1	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

     On May 13, 2003, we filed a Current Report on Form 8-K, which included two press releases dated the same day, announcing certain executive management changes.

     On July 24, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing our earnings for the three and six months ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg Roger A. Cregg Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Vincent J. Frees Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

Date: August 6, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

EX-31.1	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

EX-31.2	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

EX-32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.