Form 10-Q
period 2003-09-30
PULTE HOMES INC/MI/
filed 2003-11-05
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. YES (X) NO (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). YES (X) NO (  )

Number of shares of common stock outstanding as of October 31, 2003: 62,050,647

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
Credit Agreement
Employment Separation Agreement
Master Purchase Agreement, dated December 22, 2000
Amended and Restated Addendum
Amended and Restated Loan Agreement
Amended and Restated Collateral Agency Agreement
Omnibus Amendment, dated as of December 31, 2003
Second Omnibus Amendment, dated August 25, 2003
Third Omnibus Amendment, dated September 30, 2003
Fourth Amended and Restated Revolving Credit Agrmt
First Amendment to Credit Agreement
Second Amendment to Credit Agreement
Third Amendment to Credit Agreement
Third Amended and Restated Security and Collateral
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$312,151	$613,168
Unfunded settlements	62,986	60,641
House inventory	1,260,950	863,507
Land inventory	4,212,677	3,430,090
Land, not owned, under option agreements	62,324	—
Residential mortgage loans available-for-sale	518,292	600,339
Goodwill	307,693	307,693
Intangible assets, net of accumulated amortization of $17,733 and $11,546 in 2003 and 2002, respectively	145,767	151,954
Other assets	949,783	833,279
Deferred income taxes	41,580	27,784

Total assets	$7,874,203	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $225,355 and $181,816 in 2003 and 2002, respectively	$1,871,174	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	468,068	559,621
Income taxes	127,646	90,009
Senior notes and subordinated debentures	2,254,055	1,913,268

Total liabilities	4,720,943	4,128,029
Shareholders’ equity	3,153,260	2,760,426

	$7,874,203	$6,888,455

Note: The condensed consolidated balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Homebuilding	$2,373,364	$1,831,317	$5,822,514	$4,848,592
Financial services	25,851	27,836	85,221	74,702
Corporate	588	353	2,843	516

Total revenues	2,399,803	1,859,506	5,910,578	4,923,810

Expenses:
Homebuilding, principally cost of sales	2,119,789	1,652,004	5,243,812	4,411,714
Financial services	13,719	10,091	37,944	31,179
Corporate, net	18,189	13,607	57,859	43,286

Total expenses	2,151,697	1,675,702	5,339,615	4,486,179

Other income:
Equity income	11,559	2,290	24,694	9,219

Income from continuing operations before income taxes	259,665	186,094	595,657	446,850
Income taxes	98,630	72,585	226,321	174,293

Income from continuing operations	161,035	113,509	369,336	272,557
Income from discontinued operations	7,851	9,937	7,404	9,204

Net income	$168,886	$123,446	$376,740	$281,761

Per share data:
Basic:
Income from continuing operations	$2.63	$1.87	$6.07	$4.52
Income from discontinued operations	.13	.16	.12	.15

Net income	$2.76	$2.03	$6.19	$4.67

Assuming dilution:
Income from continuing operations	$2.56	$1.83	$5.91	$4.42
Income from discontinued operations	.13	.16	.12	.15

Net income	$2.69	$1.99	$6.03	$4.57

Cash dividends declared	$.04	$.04	$.12	$.12

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	61,124	60,792	60,865	60,343
Assuming dilution:
Effect of dilutive securities	1,765	1,158	1,644	1,371

Adjusted weighted-average common shares and effect of dilutive securities	62,889	61,950	62,509	61,714

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2002	$611	$933,162	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $12,159	7	30,126	—	—	—	30,133
Stock-based compensation	—	8,839	—	—	—	8,839
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	5,659	—	—	5,659
Cash dividends declared	—	—	—	—	(7,358)	(7,358)
Stock repurchases	(4)	(6,066)	—	—	(12,234)	(18,304)
Comprehensive income (loss):
Net income	—	—	—	—	376,740	376,740
Change in fair value of derivatives	—	—	—	(438)	—	(438)
Foreign currency translation adjustments	—	—	—	(2,437)	—	(2,437)

Total comprehensive income	—	—	—	—	—	373,865

Shareholders’ Equity, September 30, 2003	$616	$966,059	$(4,207)	$(38,246)	$2,229,038	$3,153,260

Shareholders’ Equity, December 31, 2001	$592	$862,881	$(3,859)	$(13,969)	$1,431,020	$2,276,665
Stock option exercise, including tax benefit of $20,638	18	53,439	—	—	—	53,457
Stock-based compensation	—	4,283	—	—	—	4,283
Restricted stock award	2	11,316	(11,318)	—	—	—
Restricted stock award amortization	—	—	3,905	—	—	3,905
Cash dividends declared	—	—	—	—	(7,314)	(7,314)
Comprehensive income (loss):
Net income	—	—	—	—	281,761	281,761
Change in fair value of derivatives	—	—	—	(1,607)	—	(1,607)
Foreign currency translation adjustments	—	—	—	(18,246)	—	(18,246)

Total comprehensive income						261,908

Shareholders’ Equity, September 30, 2002	$612	$931,919	$(11,272)	$(33,822)	$1,705,467	$2,592,904

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$376,740	$281,761
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization and depreciation	29,023	23,790
Stock-based compensation expense	14,498	8,188
Deferred income taxes	(13,796)	15,668
Other, net	(4,077)	(7,272)
Increase (decrease) in cash due to:
Inventories	(1,332,247)	(636,726)
Residential mortgage loans available-for-sale	70,121	102,574
Other assets	25,993	42,502
Accounts payable, accrued and other liabilities	350,686	197,050
Income taxes	49,794	66,194

Net cash provided by (used in) operating activities	(433,265)	93,729

Cash flows from investing activities:
Sales (purchases) of property and equipment, net	(22,823)	11,586
Other, net	(8,360)	(2,331)

Net cash provided by (used in) investing activities	(31,183)	9,255

Cash flows from financing activities:
Proceeds from borrowings	713,927	343,552
Repayment of borrowings	(541,825)	(330,258)
Issuance of common stock	17,974	32,820
Common stock repurchases	(18,304)	—
Dividends paid	(7,358)	(7,314)

Net cash provided by financing activities	164,414	38,800

Effect of exchange rate changes on cash and equivalents	(983)	(1,851)

Net increase (decrease) in cash and equivalents	(301,017)	139,933
Cash and equivalents at beginning of period	613,168	72,144

Cash and equivalents at end of period	$312,151	$212,077

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$36,456	$34,926

Income taxes	$187,944	$89,271

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and significant accounting policies

The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the Company or Pulte). The direct subsidiaries of Pulte Homes, Inc. (PHI) include Pulte Diversified Companies, Inc. (PDCI), North American Builders Indemnity Company (NABIC), the Company’s captive insurance company, Del Webb Corporation (Del Webb) and other subsidiaries that are engaged in the homebuilding business. PDCI’s operating subsidiaries include Pulte Home Corporation (PHC), Pulte International Corporation (International) and other subsidiaries that are engaged in the homebuilding business. PDCI’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (Pulte Mortgage), which is a subsidiary of PHC.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation.

Effective January 1, 2002, the Company reorganized the structure of its operations within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico). Under the new ownership structure, these operations, which previously were conducted primarily through joint ventures, have been combined into Pulte Mexico, which is 63.8% owned by International. Results for the nine months ended September 30, 2002 include joint venture operations for one month and operations as a consolidated entity for eight months, as the Mexican operations report on a one-month lag.

Allowance for warranties

Home purchasers are provided with warranties against certain building defects. The specific terms and conditions of these warranties vary geographically. Most warranties cover different aspects of the home’s construction and operating systems for a period of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability for the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

Changes to the Company’s allowance for warranties for the nine months ended September 30, 2003 are as follows ($000’s omitted):

December 31, 2002	$51,973
Warranty reserves provided	55,209
Payments and other adjustments	(54,294)

September 30, 2003	$52,888

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Stock-based compensation

The Company currently has several stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company will recognize compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding stock options in each period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income, as reported ($000’s omitted)	$168,886	$123,446	$376,740	$281,761
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	1,103	2,613	4,317	2,613
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(2,650)	(2,877)	(5,933)	(9,469)

Pro forma net income ($000’s omitted)	$167,339	$123,182	$375,124	$274,905

Earnings per share:
Basic-as reported	$2.76	$2.03	$6.19	$4.67

Basic-pro forma	$2.74	$2.03	$6.16	$4.56

Diluted-as reported	$2.69	$1.99	$6.03	$4.57

Diluted-pro forma	$2.66	$1.99	$6.00	$4.45

The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $2.2 million and $4.7 million for the three and nine months ended September 30, 2003, compared to $0.9 million and $2.4 million for the three and nine months ended September 30, 2002. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

Land, not owned, under option agreements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim or annual period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003.

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

In applying the provisions of FIN 46, the Company evaluated all post-January 31, 2003 land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate the fair value of the variable interest entity. At September 30, 2003, the Company classified $62.3 million as Land, Not Owned, Under Option Agreements on the balance sheet, representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on the Company’s results of operations or cash flows.

The Company is in the process of evaluating its land option agreements and other agreements entered into prior to February 1, 2003. Depending on the terms and conditions of these agreements, the Company may be required to consolidate other variable interest entities. This evaluation will be completed by December 31, 2003.

New accounting pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial condition or cash flows.

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

Corporate is a non-operating business segment that supports the operations of the Company by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative functions to support PHI as a publicly traded entity listed on the New York Stock Exchange.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Homebuilding	$2,373,364	$1,831,317	$5,822,514	$4,848,592
Financial services	25,851	27,836	85,221	74,702
Corporate	588	353	2,843	516

Total revenues	2,399,803	1,859,506	5,910,578	4,923,810

Cost of sales:
Homebuilding	1,867,472	1,462,356	4,575,512	3,868,532

Selling, general and administrative:
Homebuilding	222,590	169,920	600,141	492,156
Financial services	11,700	8,394	32,521	26,475
Corporate	9,437	11,265	30,593	18,598

Total selling, general and administrative	243,727	189,579	663,255	537,229

Interest:
Homebuilding	22,197	13,254	50,709	33,144
Financial services	2,019	1,697	5,423	4,704
Corporate	10,819	9,624	31,554	28,999

Total interest	35,035	24,575	87,686	66,847

Other (income) expense, net:
Homebuilding	7,530	6,474	17,450	17,882
Corporate	(2,067)	(7,282)	(4,288)	(4,311)

Total other (income) expense, net	5,463	(808)	13,162	13,571

Total costs and expenses	2,151,697	1,675,702	5,339,615	4,486,179

Equity income:
Homebuilding	10,310	867	20,616	5,158
Financial services	1,249	1,423	4,078	4,061

Total equity income	11,559	2,290	24,694	9,219

Income (loss) before income taxes:
Homebuilding	263,885	180,180	599,318	442,036
Financial services	13,381	19,168	51,355	47,584
Corporate	(17,601)	(13,254)	(55,016)	(42,770)

Total income before income taxes	$259,665	$186,094	$595,657	$446,850

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information (continued)

	Asset Data by Segment ($000’s omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At September 30, 2003:
Inventory	$5,535,951	$—	$—	$5,535,951

Total assets	7,144,668	566,431	163,104	$7,874,203

At December 31, 2002:
Inventory	$4,293,597	$—	$—	$4,293,597

Total assets	6,092,102	645,977	150,376	$6,888,455

3. Senior notes and subordinated notes

In February 2003, PHI sold $300 million of 6.25% unsecured senior notes, callable prior to maturity and guaranteed by PHI and certain wholly owned subsidiaries of PHI. The notes are due 2013.

In March 2003, under the terms of Del Webb’s $200 million 9.375% senior subordinated notes due 2009, the Company exercised its right to redeem the remaining outstanding principal balance of approximately $155 million. The notes were redeemed in May 2003 at a price equal to 104.688% of the principal amount. Furthermore, PHI’s $175 million 9.5% senior notes matured and were retired in April 2003.

In May 2003, PHI sold $400 million of 6.375% unsecured senior notes, callable prior to maturity and guaranteed by PHI and certain wholly owned subsidiaries of PHI. The notes are due 2033.

4. Other financing arrangements

Effective October 1, 2003, PHI replaced its $570 million revolving credit facility with a $850 million facility that includes the capacity to issue letters of credit up to $500 million. This new credit facility expires October 1, 2008.

During 2003, Pulte Mortgage replaced and expanded its $175 million revolving credit facility with a $275 million facility and replaced its $325 million asset-backed commercial paper program with a $550 million program. The revolving credit facility expires in March 2005 and the asset-backed commercial paper program can be extended to August 2005.

5. Shareholder’s equity

In October 2002, PHI’s Board of Directors authorized the repurchase of $100 million of PHI common stock in open-market transactions or otherwise. Pursuant to this authorization, 395,400 common shares were repurchased at an aggregate cost of approximately $18.2 million during the first half of 2003. At September 30, 2003, PHI had remaining authorization to purchase PHI common stock aggregating $77.5 million.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income are as follows ($000’s omitted):

	September 30,	December 31,
	2003	2002

Foreign currency translation adjustments:
Argentina	$(24,854)	$(26,876)
Mexico	(11,074)	(6,615)
Change in fair value of derivatives, net of income taxes of $1,420 in 2003 and $1,177 in 2002	(2,318)	(1,880)

	$(38,246)	$(35,371)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Discontinued operations

During the third quarter of 2003, the Company recorded a non-cash, after-tax gain of $7.9 million related to the favorable resolution of certain tax matters relating to its thrift operation, which it discontinued in 1994.

In September 2003, the United States Court of Federal Claims issued final judgment that the Company has been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with the Company. The final judgment follows the Court’s August 17, 2001 ruling that the United States breached the contract related to the Company’s 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. The United States government and the Company recently filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

7. Supplemental Guarantor information ($000’s omitted)

PHI has the following outstanding senior note obligations: (1) $100 million, 7%, due 2003, (2) $112 million, 8.375%, due 2004, (3) $125 million, 7.3%, due 2005, (4) $200 million, 8.125%, due 2011, (5) $499 million, 7.875%, due 2011, (6) $300 million, 6.25%, due 2013, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by PHI’s wholly owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has outstanding $77 million, 10.25%, senior subordinated notes due 2010, which are callable at a price equal to 105.125% of the principal in the first quarter of 2004. Such obligations to pay principal, premium, if applicable, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$2,949	$249,276	$59,926	$—	$312,151
Unfunded settlements	—	77,119	(14,133)	—	62,986
House and land inventories	—	5,295,523	178,104	—	5,473,627
Land, not owned, under option agreements	—	62,324	—	—	62,324
Residential mortgage loans available-for-sale	—	—	518,292	—	518,292
Land held for sale	—	293,200	—	—	293,200
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	145,767	—	—	145,767
Other assets	71,709	495,610	89,264	—	656,583
Deferred income taxes	41,580	—	—	—	41,580
Investment in subsidiaries	4,373,770	67,429	1,982,574	(6,423,773)	—

	$4,490,008	$6,993,241	$2,814,727	$(6,423,773)	$7,874,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$135,844	$1,558,841	$176,489	$—	$1,871,174
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	468,068	—	468,068
Income taxes	127,646	—	—	—	127,646
Senior notes and subordinated notes	2,173,396	80,659	—	—	2,254,055
Advances (receivable)payable - subsidiaries	(1,100,138)	899,846	200,292	—	—

Total liabilities	1,336,748	2,539,346	844,849	—	4,720,943
Shareholders’ equity	3,153,260	4,453,895	1,969,878	(6,423,773)	3,153,260

	$4,490,008	$6,993,241	$2,814,727	$(6,423,773)	$7,874,203

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

ASSETS
Cash and equivalents	$—	$541,095	$72,073	$—	$613,168
Unfunded settlements	—	66,203	(5,562)	—	60,641
House and land inventories	—	4,143,827	149,770	—	4,293,597
Residential mortgage loans available-for- sale	—	—	600,339	—	600,339
Land held for sale	—	226,054	—	—	226,054
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	151,954	—	—	151,954
Other assets	54,295	457,805	95,125	—	607,225
Deferred income taxes	27,784	—	—	—	27,784
Investment in subsidiaries	3,553,786	93,710	1,809,031	(5,456,527)	—

	$3,635,865	$5,987,641	$2,721,476	$(5,456,527)	$6,888,455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$125,941	$1,281,648	$157,542	$—	$1,565,131
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	559,621	—	559,621
Income taxes	90,009	—	—	—	90,009
Senior notes and subordinated notes	1,652,602	260,666	—	—	1,913,268
Advances (receivable)payable – subsidiaries	(993,113)	768,997	224,116	—	—

Total liabilities	875,439	2,311,311	941,279	—	4,128,029
Shareholders’ equity	2,760,426	3,676,330	1,780,197	(5,456,527)	2,760,426

	$3,635,865	$5,987,641	$2,721,476	$(5,456,527)	$6,888,455

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,312,997	$60,367	$—	$2,373,364
Financial services	—	4,458	21,393	—	25,851
Corporate	11	414	163	—	588

Total revenues	11	2,317,869	81,923	—	2,399,803

Expenses:
Homebuilding:
Cost of sales	—	1,819,592	47,880	—	1,867,472
Selling, general and administrative and other expense	3,722	236,472	12,123	—	252,317
Financial services	—	1,199	12,520	—	13,719
Corporate, net	17,065	1,516	(392)	—	18,189

Total expenses	20,787	2,058,779	72,131	—	2,151,697

Other Income:
Equity income	—	10,148	1,411	—	11,559

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(20,776)	269,238	11,203	—	259,665
Income taxes (benefit)	(6,299)	100,878	4,051	—	98,630

Income (loss) from continuing operations before equity in income of subsidiaries	(14,477)	168,360	7,152	—	161,035
Income from discontinued operations	7,851	—	—	—	7,851

Income (loss) before equity in income of subsidiaries	(6,626)	168,360	7,152	—	168,886

Equity in income (loss) of subsidiaries:
Continuing operations	175,512	5,997	23,449	(204,958)	—
Discontinued operations	—	—	—	—	—

	175,512	5,997	23,449	(204,958)	—

Net income	$168,886	$174,357	$30,601	$(204,958)	$168,886

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$5,669,881	$152,633	$—	$5,822,514
Financial services	—	11,257	73,964	—	85,221
Corporate	33	2,335	475	—	2,843

Total revenues	33	5,683,473	227,072	—	5,910,578

Expenses:
Homebuilding:
Cost of sales	—	4,453,651	121,861	—	4,575,512
Selling, general and administrative and other expense	8,016	627,781	32,503	—	668,300
Financial services	—	3,456	34,488	—	37,944
Corporate, net	59,059	567	(1,767)	—	57,859

Total expenses	67,075	5,085,455	187,085	—	5,339,615

Other Income:
Equity income	—	19,218	5,476	—	24,694

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(67,042)	617,236	45,463	—	595,657
Income taxes (benefit)	(24,895)	234,076	17,140	—	226,321

Income (loss) from continuing operations before equity in income of subsidiaries	(42,147)	383,160	28,323	—	369,336
Income from discontinued operations	7,404	—	—	—	7,404

Income (loss) before equity in income of subsidiaries	(34,743)	383,160	28,323	—	376,740

Equity in income (loss) of subsidiaries:
Continuing operations	411,483	26,624	154,806	(592,913)	—
Discontinued operations	—	—	—	—	—

	411,483	26,624	154,806	(592,913)	—

Net income	$376,740	$409,784	$183,129	$(592,913)	$376,740

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,780,776	$50,541	$—	$1,831,317
Financial services	—	3,676	24,160	—	27,836
Corporate	20	333	—	—	353

Total revenues	20	1,784,785	74,701	—	1,859,506

Expenses:
Homebuilding:
Cost of sales	—	1,420,844	41,512	—	1,462,356
Selling, general and administrative and other expense	1,630	179,067	8,951	—	189,648
Financial services	—	1,007	9,084	—	10,091
Corporate, net	17,899	(4,404)	112	—	13,607

Total expenses	19,529	1,596,514	59,659	—	1,675,702

Other Income:
Equity income	—	768	1,522	—	2,290

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(19,509)	189,039	16,564	—	186,094
Income taxes (benefit)	(7,007)	73,734	5,858	—	72,585

Income (loss) from continuing operations before equity in income of subsidiaries	(12,502)	115,305	10,706	—	113,509
Income from discontinued operations	9,937	—	—	—	9,937

Income (loss) before equity in income of subsidiaries	(2,565)	115,305	10,706	—	123,446

Equity in income (loss) of subsidiaries:
Continuing operations	126,011	9,896	49,165	(185,072)	—
Discontinued operations	—	—	—	—	—

	126,011	9,896	49,165	(185,072)	—

Net income	$123,446	$125,201	$59,871	$(185,072)	$123,446

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2002
($000’s omitted)

	Unconsolidated

					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$4,724,418	$124,174	$—	$4,848,592
Financial services	—	9,931	64,771	—	74,702
Corporate	149	367	—	—	516

Total revenues	149	4,734,716	188,945	—	4,923,810

Expenses:
Homebuilding:
Cost of sales	—	3,769,112	99,420	—	3,868,532
Selling, general and administrative and other expense	7,032	510,229	25,921	—	543,182
Financial services	—	2,918	28,261	—	31,179
Corporate, net	45,119	(2,312)	479	—	43,286

Total expenses	52,151	4,279,947	154,081	—	4,486,179

Other Income:
Equity income	—	2,272	6,947	—	9,219

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(52,002)	457,041	41,811	—	446,850
Income taxes (benefit)	(21,003)	178,492	16,804	—	174,293

Income (loss) from continuing operations before equity in income of subsidiaries	(30,999)	278,549	25,007	—	272,557
Income (loss) from discontinued operations	9,207	—	(3)	—	9,204

Income (loss) before equity in income of subsidiaries	(21,792)	278,549	25,004	—	281,761

Equity in income (loss) of subsidiaries:
Continuing operations	303,556	24,261	158,513	(486,330)	—
Discontinued operations	(3)	—	—	3	—

	303,553	24,261	158,513	(486,327)	—

Net income	$281,761	$302,810	$183,517	$(486,327)	$281,761

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$376,740	$409,784	$183,129	$(592,913)	$376,740
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(411,483)	(26,624)	(154,806)	592,913	—
Amortization and depreciation	857	25,445	2,721	—	29,023
Stock-based compensation expense	14,498	—	—	—	14,498
Deferred income taxes	(13,796)	—	—	—	(13,796)
Other, net	—	(1,072)	(3,005)	—	(4,077)
Increase (decrease) in cash due to:
Inventories	—	(1,297,687)	(34,560)	—	(1,332,247)
Residential mortgage loans available-for-sale	—	—	70,121	—	70,121
Other assets	(17,414)	16,517	26,890	—	25,993
Accounts payable, accrued and other liabilities	10,227	306,253	34,206	—	350,686
Income taxes	(54,295)	100,749	3,340	—	49,794

Net cash provided by (used in) operating activities	(94,666)	(466,635)	128,036	—	(433,265)

Cash flows from investing activities:
Dividends received from subsidiaries	40,339	13,000	—	(53,339)	—
Investment in subsidiary	(452,038)	(1,378)	—	453,416	—
Purchases of property and equipment, net	—	(22,823)	—	—	(22,823)
Other, net	—	—	(8,360)	—	(8,360)

Net cash provided by (used in) investing activities	(411,699)	(11,201)	(8,360)	400,077	(31,183)

Cash flows from financing activities:
Proceeds from borrowings	694,937	16,976	2,014	—	713,927
Repayment of borrowings	(175,000)	(273,007)	(93,818)	—	(541,825)
Capital contributions from parent	—	452,038	1,378	(453,416)	—
Advances (to) from affiliates	(2,935)	30,349	(27,414)	—	—
Issuance of common stock	17,974	—	—	—	17,974
Common stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(7,358)	(40,339)	(13,000)	53,339	(7,358)

Net cash provided by (used in) financing activities	509,314	186,017	(130,840)	(400,077)	164,414

Effect of exchange rate changes on cash and equivalents	—	—	(983)	—	(983)

Net increase (decrease) in cash and equivalents	2,949	(291,819)	(12,147)	—	(301,017)

Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$2,949	$249,276	$59,926	$—	$312,151

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$281,761	$302,810	$183,517	$(486,327)	$281,761
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(303,553)	(24,261)	(158,513)	486,327	—
Amortization and depreciation	777	21,288	1,725	—	23,790
Stock-based compensation expense	8,188	—	—	—	8,188
Deferred income taxes	15,668	—	—	—	15,668
Other, net	—	(1,438)	(5,834)	—	(7,272)
Increase (decrease) in cash due to:
Inventories	—	(584,796)	(51,930)	—	(636,726)
Residential mortgage loans available-for-sale	—	—	102,574	—	102,574
Other assets	3,683	39,770	(951)	—	42,502
Accounts payable, accrued and other liabilities	(16,416)	177,550	35,916	—	197,050
Income taxes	(25,646)	86,535	5,305	—	66,194

Net cash provided by (used in) operating activities	(35,538)	17,458	111,809	—	93,729

Cash flows from investing activities:
Dividends received from subsidiaries	—	23,500	—	(23,500)	—
Investment in subsidiary	—	(978)	—	978	—
Sales of property and equipment, net	—	11,586	—	—	11,586
Other, net	—	1,405	(3,736)	—	(2,331)

Net cash provided by (used in) investing activities	—	35,513	(3,736)	(22,522)	9,255

Cash flows from financing activities:
Proceeds from borrowings	298,819	44,660	73	—	343,552
Repayment of borrowings	(111,437)	(101,272)	(117,549)	—	(330,258)
Capital contributions from parent	—	—	978	(978)	—
Advances (to) from affiliates	(192,971)	117,944	75,027	—	—
Issuance of common stock	32,820	—	—	—	32,820
Dividends paid	(7,314)	—	(23,500)	23,500	(7,314)

Net cash provided by (used in) financing activities	19,917	61,332	(64,971)	22,522	38,800

Effect of exchange rate changes on cash and equivalents	—	—	(1,851)	—	(1,851)
Net increase (decrease) in cash and equivalents	(15,621)	114,303	41,251	—	139,933
Cash and equivalents at beginning of period	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of period	$—	$147,946	$64,131	$—	$212,077

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

     A summary of our operating results by business segment for the three and nine-month periods ended September 30, 2003 and 2002 is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pre-tax income (loss):
Homebuilding operations	$263,885	$180,180	$599,318	$442,036
Financial services operations	13,381	19,168	51,355	47,584
Corporate	(17,601)	(13,254)	(55,016)	(42,770)

Pre-tax income from continuing operations	259,665	186,094	595,657	446,850
Income taxes	98,630	72,585	226,321	174,293

Income from continuing operations	161,035	113,509	369,336	272,557
Income from discontinued operations	7,851	9,937	7,404	9,204

Net income	$168,886	$123,446	$376,740	$281,761

Per share data – assuming dilution:
Income from continuing operations	$2.56	$1.83	$5.91	$4.42
Income from discontinued operations	.13	.16	.12	.15

Net income	$2.69	$1.99	$6.03	$4.57

     A comparison of pre-tax income (loss) for the three and nine months ended September 30, 2003 and 2002 is as follows:

•	Continued strong demand for new housing in many of our markets, geographic and product mix shifts, and benefits from the ongoing initiatives to leverage construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 46% and 36%, respectively. Domestic average unit selling prices increased 9% and 8%, respectively. Such factors combined to drive domestic homebuilding settlement gross margin percentages up 120 basis points and 140 basis points, respectively.

•	Pre-tax income of our financial services business segment decreased 30% and increased 8%, respectively. During the three months ended September 30, 2003, increased volume was offset by the impact of a less favorable interest rate environment and an increase in overhead costs necessary for the continued growth of these operations. The nine-month period continued to benefit from the favorable interest rate environment experienced during the first six months of the year. The increase in volume was driven in large part by an increase in the capture rate to 83% for both the three and nine-month periods.

•	Higher net interest expense, combined with a gain on the sale of commercial property recognized in the prior year, resulted in an increase in pre-tax loss of our corporate business segment for both periods.

     During the third quarter of 2003 and 2002, we recorded non-cash, after-tax gains of $7.9 million and $10.0 million, respectively, related to the favorable resolution of certain tax matters relating to our thrift operation, which we discontinued in 1994.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding - We conduct our Domestic Homebuilding operations in 44 markets located throughout 26 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding - We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups.

     Certain operating data relating to our homebuilding operations and Pulte-affiliated joint ventures for the three and nine months ended September 30, 2003 and 2002, are as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Pulte Homebuilding settlement revenues:
Domestic	$2,273,234	$1,752,045	$5,565,893	$4,637,918
International	60,367	50,541	152,633	124,174

Total Pulte	2,333,601	1,802,586	5,718,526	4,762,092

Pulte-affiliate international homebuilding settlement revenues	6,525	4,724	23,062	35,832

Total Pulte/Pulte-affiliate homebuilding settlement revenues	$2,340,126	$1,807,310	$5,741,588	$4,797,924

Pulte homebuilding settlement units:
Domestic	8,637	7,280	21,534	19,375
International	1,921	1,950	4,580	4,403

Total Pulte	10,558	9,230	26,114	23,778

Pulte-affiliate international homebuilding settlement units	29	28	114	992

Total Pulte and Pulte-affiliate settlement units	10,587	9,258	26,228	24,770

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 44 markets located throughout 26 states within the following geographic regions:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, Texas, New Mexico

West:	Arizona, California, Nevada

     The metropolitan Phoenix market accounted for 12% of Domestic Homebuilding unit net new orders and unit settlements and 11% of Domestic Homebuilding settlement revenues for the three-month period ended September 30, 2003. Furthermore, the metropolitan Las Vegas market accounted for 12% of unit net new orders and 10% of settlement revenues for the same period. For the nine-month period of 2003, the metropolitan Phoenix market accounted for 12% of unit net new orders and unit settlements and 10% of settlement revenues, while the metropolitan Las Vegas market accounted for 10% of unit net new orders. In the prior year, the metropolitan Phoenix market accounted for 11% of unit net new orders and unit settlements and 10% of settlement revenues for the three and nine months ended September 30, 2002. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three or nine-month periods ended September 30, 2003 or 2002.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Unit settlements:
Northeast	626	593	1,605	1,513
Southeast	2,105	2,122	5,613	5,686
Midwest	1,422	1,269	3,305	2,947
Central	1,392	1,101	3,259	2,854
West	3,092	2,195	7,752	6,375

	8,637	7,280	21,534	19,375

Net new orders – units*:
Northeast	766	680	2,411	2,134
Southeast	2,323	2,305	7,027	6,820
Midwest	1,119	1,151	3,659	3,697
Central	1,392	1,174	3,894	3,766
West	3,500	2,695	9,533	7,955

	9,100	8,005	26,524	24,372

Net new orders – dollars* ($000’s omitted)	$2,525,000	$2,011,000	$7,145,000	$6,056,000

Unit backlog:
Northeast			1,935	1,452
Southeast			4,353	3,693
Midwest			1,955	2,125
Central			1,949	1,815
West			6,454	4,590

			16,646	13,675

Backlog at September 30 – dollars ($000’s omitted)			$4,654,000	$3,536,000

*	Net new orders for the three and nine months ended September 30, 2003, do not include 984 units and 1,051 units, respectively, of acquired backlog and the related dollars.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Continued strong demand for new housing was the primary driver for increases in net new orders and unit settlements. Net new orders increased 14% to a record 9,100 units for the three months ended September 30, 2003. Net new orders for the nine months ended September 30, 2003 increased 9%. Unit settlements also set a record for the quarter at 8,637 units, representing an increase of 19% over the same period in 2002. Unit settlements for the nine months ended September 30, 2003 increased 11%. The average selling price for homes closed increased 9% to $263,000 for the three months ended September 30, 2003, and 8% to $258,000 for the nine months then ended. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 16,646 units. The dollar value of backlog was up 32% to $4.7 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and nine months ended September 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Home sale revenue (settlements)	$2,273,234	$1,752,045	$5,565,893	$4,637,918
Land sale revenue	39,763	28,731	103,988	86,500
Home cost of sales	(1,786,982)	(1,398,781)	(4,374,806)	(3,708,250)
Land cost of sales	(32,610)	(22,063)	(78,845)	(60,862)
Selling, general and administrative expense	(211,805)	(161,489)	(568,766)	(467,370)
Interest (a)	(22,197)	(13,254)	(50,709)	(33,144)
Equity income	9,667	294	18,202	1,273
Other income (expense), net	(6,033)	(5,656)	(15,841)	(15,810)

Pre-tax income	$263,037	$179,827	$599,116	$440,255

Average sales price	$263	$241	$258	$239

(a)	We capitalize interest cost into homebuilding inventories and charge the interest to homebuilding interest expense over a period that approximates the average life cycle of our communities.

     Homebuilding gross profit margins from home settlements increased to 21.4% for both the three and nine months ended September 30, 2003, compared to 20.2% and 20.0%, respectively, for the same periods in the prior year. This increase is primarily attributable to continued strong customer demand, positive home pricing and product and geographic mix.

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

     Selling, general and administrative expenses as a percentage of home settlement revenues increased 10 basis points for both the three and nine months ended September 30, 2003 to 9.3% and 10.2%, respectively. Selling, general and administrative expenses were negatively impacted by higher startup costs associated with an increased number of new communities and additional expenses incurred in the Northeast, Southeast and Midwest due to prolonged periods of adverse weather conditions.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Interest expense increased $8.9 million and $17.6 million, respectively, over the three and nine months ended September 30, 2003 as amounts previously capitalized into inventory are charged to interest expense. Interest capitalized into inventory has increased as a result of higher levels of inventory and indebtedness to support the continued growth of the business.

     Equity income increased $9.4 million and $16.9 million, respectively, during the three and nine-month periods ended September 30, 2003. The increase in both periods was driven by earnings from two Nevada-based joint ventures related to the sale of commercial and residential properties.

     Other income (expense), net, which was relatively flat for both the three and nine-month period, includes several miscellaneous items including amortization of intangible assets.

     Domestic Homebuilding inventory at September 30, 2003, was approximately $5.1 billion, of which $3.9 billion related to land and land development. At September 30, 2002, inventory was approximately $4.2 billion, of which $3.1 billion related to land and land development. Other assets included approximately $293.2 million and $247.3 million in land held for disposition at September 30, 2003 and 2002, respectively.

     At September 30, 2003 and 2002, our Domestic Homebuilding operations controlled approximately 239,500 and 158,300 lots, respectively. Approximately 103,300 and 84,400 lots were owned, and approximately 82,800 and 34,100 lots were under option agreements approved for purchase at September 30, 2003 and 2002, respectively. In addition, there were approximately 53,400 and 39,800 lots under option agreements, pending approval, at September 30, 2003 and 2002, respectively.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $2.4 billion at September 30, 2003. In addition, total purchase price applicable to land under option pending approval was valued at $1.5 billion at September 30, 2003. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits totaling $106.9 million, which are generally non-refundable.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina.

     Mexico — Effective January 1, 2002, International reorganized the structure of its operations within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. (Pulte Mexico), which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico and have consolidated Pulte Mexico into our financial statements. The new operating structure facilitates growth, enables operating leverage and improves efficiencies through standardized systems and procedures.

     Puerto Rico — Operations in Puerto Rico are conducted through International’s 100%-owned subsidiary, Pulte International Caribbean Corporation, and three joint ventures.

     Argentina — Operations in Argentina, which are based in the greater Buenos Aires area, are conducted through Pulte SRL, International’s 100%-owned Argentine subsidiary.

     Modest gains in our International Homebuilding operations for the third quarter of 2003 compared with the prior year reflect actions we have taken to drive performance, rationalize land investments and enhance current returns. We are also in the process of evaluating various long-term strategic alternatives with regard to our International operations.

Homebuilding Operations (continued):

International Homebuilding (continued):

     The following table presents selected financial data for our International Homebuilding operations for the three and nine months ended September 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$60,367	$50,541	$152,633	$124,174
Cost of sales	(47,880)	(41,512)	(121,861)	(99,420)
Selling, general and administrative expense	(10,785)	(8,431)	(31,375)	(24,786)
Other income (expense), net	(561)	(591)	(1,654)	(1,449)
Minority interest	(936)	(227)	45	(623)
Equity in income of joint ventures	643	573	2,414	3,885

Pre-tax income	$848	$353	$202	$1,781

Unit settlements:
Pulte	1,921	1,950	4,580	4,403
Pulte-affiliated entities	29	28	114	992

Total Pulte and Pulte-affiliates	1,950	1,978	4,694	5,395

     Unit settlements for Pulte and Pulte-affiliated entities were down 1% and 13%, respectively, for the three and nine months ended September 30, 2003, as slight increases in Puerto Rico and Argentina were negated by a decline in Mexico. Settlements for Pulte and Pulte-affiliated entities in Mexico were 1,852 and 4,362 for the three and nine months ended September 30, 2003 compared to 1,915 and 5,175 in 2002. Activity in Mexico continues to be slowed by the impact of changes made to local lending practices and the lack of alternative funding sources for homebuyers.

     Revenues for the three months ended September 30, 2003 increased 19% as a result of higher selling prices realized in Mexico and Argentina. Increased revenues for the nine-month period are due to consolidation of the operations in Mexico for a full nine months in 2003 versus eight months in 2002, aided by higher selling prices in Mexico and Argentina. Revenues from our operations in Mexico were $48.5 million and $115.6 million, respectively, for the three and nine months ended September 30, 2003, compared to $44.9 million and $107.1 million in 2002. Argentina contributed revenues of $8.6 million and $23.1 million for the three and nine months ended September 30, 2003 compared to $3.6 million and $13.8 million in 2002. Revenues in Puerto Rico were $3.3 million and $13.9 million, respectively, for the three and nine-month periods in 2003 versus $2.1 million and $3.3 million in 2002. Our consolidated operations in Puerto Rico did not have any closings during the first five months of 2002 as various factors delayed the opening of replacement communities during that time period.

     Higher selling prices and product mix shifts had a positive impact on gross margins. Gross margins increased 280 basis points to 20.7% for the three months ended September 30, 2003 and 30 basis points to 20.2% for the nine-month period.

     Selling, general and administrative expenses as a percent of revenues increased to 17.9% from 16.7% for the three-month period and 20.6% from 20.0% for the nine month period. This increase in selling, general and administrative expenses as a percent of revenue for both periods was driven by restructuring expenses incurred in an effort to enhance the overall performance of our operations in Mexico.

     Our operations in Argentina and Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three and nine months ended September 30, 2003 and 2002, classified as other income (expense), net, were not significant. During the nine months ended September 30, 2003, we recorded a foreign currency translation gain of $2.0 million for Argentina and a translation loss of $4.5 million for Mexico, as a component of accumulated other comprehensive income on the balance sheet. At September 30, 2003, our investment in Argentina and Mexico, net of accumulated foreign currency translation adjustments, approximated $14.0 million and $66.1 million, respectively.

Financial Services Operations:

     We conduct our financial services operations principally through Pulte Mortgage LLC (Pulte Mortgage), our mortgage banking subsidiary. Pre-tax income of our financial services operations for the three and nine-month periods ended September 30, 2003, was $13.4 million and $51.4 million, respectively, compared to $19.2 million and $47.6 million for the prior year periods. The decrease in pretax income for the three months was primarily the result of a less favorable interest rate environment during the quarter and an increase in selling, general and administrative expenses necessary to support higher production levels. The increase in pretax income for the nine months was due to higher production volume and more favorable interest rates experienced in the first six months of the year.

     The following table presents mortgage origination data for Pulte Mortgage:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total originations:
Loans	7,634	5,740	19,572	14,960

Principal ($000’s omitted)	$1,340,200	$945,100	$3,368,400	$2,421,300

Originations for Pulte customers:
Loans	6,255	4,809	15,776	12,765

Principal ($000’s omitted)	$1,098,400	$791,000	$2,712,500	$2,064,500

     Mortgage origination unit and principal volume for the three months ended September 30, 2003, increased 33% and 42%, respectively, and 31% and 39% for the nine-month period, respectively. The growth is attributable to an increase in the capture rate from 78% to 83% for the three-month period and 77% to 83% for the nine-month period combined with the volume increases experienced in our homebuilding business and an increase in the average loan size over both periods. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 82% and 81% of total Pulte Mortgage unit production for the three and nine months ended September 30, 2003, respectively, compared with 84% and 85%, respectively, in 2002. Refinancings accounted for approximately 9% of total originations for the three months ended September 30, 2003, compared to 8% in the prior year. For the nine months ended September 30, 2003, refinancings represented 10% of total originations, compared to 8% in 2002. Adjustable rate mortgages (ARMs) represented 24% of total originations for the three months ended September 30, 2003, compared to 14% in the prior year. ARMs represented 19% and 12% of total originations for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, loan application backlog more than doubled to $2.7 billion as compared with $1.3 billion at September 30, 2002.

     Income from our title operations increased to $3.7 million for the three months ended September 30, 2003, from $3.1 million in 2002, and to $8.8 million for the nine-month period, from $8.0 million in 2002. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $768,000 for the three months ended September 30, 2003, compared to $876,000 in 2002, and $3.1 million for the nine months ended September 30, 2003 compared to $2.8 million in 2002.

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

     The following table presents results of operations for this segment for the three and nine-month periods ended September 30, 2003 and 2002 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net interest expense	$10,231	$9,271	$28,711	$28,483
Other corporate expenses, net	7,370	3,983	26,305	14,287

Loss before income taxes	$17,601	$13,254	$55,016	$42,770

     The increase in other corporate expenses, net for both the three and nine months ended September 30, 2003 can be attributed to income recognized in the prior year periods from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.

     Corporate net interest expense is net of amounts capitalized into homebuilding inventories. Capitalized interest is amortized to homebuilding interest expense over a period that approximates the average life cycle of our communities. Interest in inventory at September 30, 2003, increased primarily as a result of higher levels of inventory and indebtedness compounded by an increase in the average life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest in inventory at beginning of period	$180,967	$107,447	$142,984	$68,595
Interest capitalized	33,351	31,510	99,846	90,253
Interest expensed	(22,197)	(13,254)	(50,709)	(33,145)

Interest in inventory at end of period	$192,121	$125,703	$192,121	$125,703

     Interest incurred for the three and nine-month periods ended September 30, 2003 and 2002, excluding interest incurred by our financial services operations, was approximately $44.2 and $131.4 million and $40.1 and $119.3 million, respectively.

Discontinued Operations:

     During the third quarter of 2003 and 2002, we recorded non-cash, after-tax gains of $7.9 million and $10.0 million, respectively, related to the favorable resolution of certain tax matters relating to our thrift operation, which we discontinued in 1994.

     In September 2003, the United States Court of Federal Claims issued final judgment that we have been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with us. The final judgment follows the Court’s August 17, 2001 ruling that the United States breached the contract related to our 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. The United States government and we recently filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

Liquidity and Capital Resources:

     Our net cash used in operating activities amounted to $433.3 million compared to cash provided by operating activities of $93.7 million in the prior year. This change was primarily driven by an increase in inventories. Net cash used in and provided by investing activities primarily represents proceeds from the sale and purchase of property and equipment. Net cash provided by financing activities of $164.4 million in 2003 primarily represents proceeds from our $300 million senior notes issued in February 2003 and our $400 million senior notes issued in May 2003 largely offset by the repayment of Pulte Mortgage’s revolving credit facilities, our $175 million 9.5% senior notes and the remaining $155 million of Del Webb’s 9.375% subordinated notes. Net cash provided by financing activities was $38.8 million in 2002, as proceeds from the issuance of $300 million senior notes were used for the repayment of certain Del Webb debt and our revolving credit facility.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. Effective October 1, 2003, we replaced our $570 million revolving credit facility with an $850 million facility that includes the capacity to issue letters of credit up to $500 million. This new credit facility expires October 1, 2008. We had no borrowings under our unsecured revolving credit facility at September 30, 2003.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various credit arrangements. Pulte Mortgage has committed credit arrangements of $825 million comprised of a $275 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program. There were approximately $468.1 million of borrowings outstanding under existing Pulte Mortgage arrangements at September 30, 2003. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In February 2003, we sold $300 million of 6.25% unsecured senior notes, due 2013. Proceeds from this issuance were used to retire our $175 million 9.5% senior notes that matured on April 1, 2003 and redeem the remaining outstanding principal balance of approximately $155 million of Del Webb’s $200 million 9.375% senior subordinated notes due 2009 that were called for redemption in March at a price equal to 104.688% of the principal amount.

     In May 2003, we sold $400 million of 6.375% unsecured senior notes, due 2033, in anticipation of the scheduled retirement of approximately $180 million principal outstanding of senior and subordinated notes coming due and callable in the fourth quarter of 2003 and the first quarter of 2004. The balance of this issuance will be used for general corporate purposes including continued investment in our business.

     Pursuant to our $100 million share repurchase program, we repurchased 395,400 common shares at an aggregate cost of approximately $18.2 million during the first nine months of 2003. At September 30, 2003, we had remaining authorization to purchase common stock aggregating $77.5 million.

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

     At September 30, 2003, we had cash and equivalents of $312.2 million and $2.3 billion of senior notes and senior subordinated notes. Other financing included limited recourse collateralized financing totaling $106.4 million. Sources of our working capital include our cash and equivalents, our $850 million committed unsecured revolving credit facility and Pulte Mortgage’s $825 million revolving credit facilities. Our debt-to-total capitalization, excluding our collateralized debt, was approximately 42% at September 30, 2003, and approximately 38% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at or below the 40% level. It is our intent to exercise the early call provision of the senior subordinated notes issued by Del Webb, as allowed under these notes. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.

     In September 2003, we filed a mixed-security shelf registration statement with the Securities and Exchange Commission pursuant to which we may issue up to a combined $1.5 billion of debt and equity securities.

Inflation:

     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing for prospective homebuyers. We attempt to pass through to our customers any increases in our costs through increased sales prices and, to date, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.

New Accounting Pronouncements:

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The interpretation requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim or annual period ending after December 15, 2003 for variable interest entities created prior to February 1, 2003.

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

     In applying the provisions of FIN 46, we evaluated all post-January 31, 2003 land option agreements and determined that we are subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, we are required to consolidate the fair value of the variable interest entity. At June 30, 2003, we classified $62.3 million as Land, Not Owned, Under Option Agreements, representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on our results of operations or cash flows.

     We are in the process of evaluating our land option agreements and joint venture agreements entered into prior to February 1, 2003. Depending on the terms and conditions of these agreements, we may be required to consolidate other variable interest entities. This evaluation will be completed by December 31, 2003.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material impact on our results of operations, financial condition or cash flows.

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2003 compared to those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2002, except for the following:

Stock-based compensation:

     We currently have several stock-based employee compensation plans. Effective January 1, 2003 we adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” We selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, we will recognize compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2003, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of September 30, 2003 for the
	years ended December 31,

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$100,000	$112,000	$125,000	$—	$—	$1,925,146	$2,262,146	$2,488,313
Average interest rate	7.00%	8.38%	7.30%	—	—	7.41%	7.43%	—
Limited recourse collateralized financing	$17,347	$35,938	$33,680	$11,594	$2,674	$5,161	$106,394	$106,394
Average interest rate	2.42%	5.28%	5.96%	3.00%	5.45%	5.25%	4.78%	—

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

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.1	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders
Identified Herein, and Bank One, NA, as Administrative Agent, dated as of
October 1, 2003.

10.2	Employment Separation Agreement and Release of All Liability, dated as of
May 13, 2003, between Pulte Homes, Inc. and Mark J. O’Brien

10.3	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte
Mortgage Corporation and Pulte Funding, Inc.

10.4	Amended and Restated Addendum to Master Repurchase Agreement, dated as of
August 23, 2003, between Pulte Mortgage Corporation and Pulte Funding,
Inc.

10.5	Amended and Restated Loan Agreement, dated as of August 23, 2003, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter
Securitization Corporation, Credit Lyonnais New York Branch, Bank One, NA
(Main Office Chicago), Lloyds TSB Bank PLC and Pulte Mortgage Corporation

10.6	Amended and Restated Collateral Agency Agreement, dated as of August 23,
2003, by and among Pulte Funding, Inc., Credit Lyonnais New York Branch and LaSalle Bank National Association

10.7	Omnibus Amendment, dated as of December 31, 2002, by and among Pulte
Funding, Inc., Pulte Mortgage Corporation, Pulte Homes, Inc., Atlantic
Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB
Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization
Corporation and LaSalle Bank National Association

10.8	Second Omnibus Amendment, dated as of August 25, 2003, by and among Pulte
Funding, Inc., Pulte Mortgage Corporation, Credit Lyonnais New York
Branch, Atlantic Asset Securitization Corp., Bank One, NA (Main Office
Chicago), Jupiter Securitization Corporation, Lloyds TSB Bank PLC and
LaSalle Bank National Association

10.9	Third Omnibus Amendment, dated as of September 30, 2003, by and among
Pulte Funding, Inc., Pulte Mortgage LLC, Atlantic Asset Securitization
Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA
(Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank
National Association

10.10	Fourth Amended and Restated Revolving Credit Agreement, dated as of
March 31, 2003, among Pulte Mortgage LLC, as the Borrower, the banks identified on the signature pages hereof, as the Lenders, and Bank One,
NA, as administrative agent for the Lenders

10.11	First Amendment to Credit Agreement, made as of July 31, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Increasing
Lender, and Bank One, NA, as Agent

10.12	Second Amendment to Credit Agreement, made as of October 6, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent, and
Bank One, NA, Bank of America, N.A. and Credit Lyonnais New York Branch,
as the Supplemental Lenders

10.13	Third Amendment to Credit Agreement, made as of October 27, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and
Washington Mutual Bank, FA and National City Bank of Kentucky, as the
Supplemental Lenders

10.14	Third Amended and Restated Security and Collateral Agency Agreement,
dated as of March 31, 2003, by and among Pulte Mortgage LLC, Bank One, NA and LaSalle Bank National Association

31.1	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and
Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President
and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by us during the quarter for which this report is filed. We furnished a Current Report on Form 8-K on October 23, 2003, reporting the information required by Item 12 in connection with our press release dated October 22, 2003, announcing our earnings for the three and nine months ended September 30, 2003. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent J. Frees Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: November 5, 2003

10-Q EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

10.1	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders
Identified Herein, and Bank One, NA, as Administrative Agent, dated as of
October 1, 2003.

10.2	Employment Separation Agreement and Release of All Liability, dated as of
May 13, 2003, between Pulte Homes, Inc. and Mark J. O’Brien

10.3	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte
Mortgage Corporation and Pulte Funding, Inc.

10.4	Amended and Restated Addendum to Master Repurchase Agreement, dated as of
August 23, 2003, between Pulte Mortgage Corporation and Pulte Funding,
Inc.

10.5	Amended and Restated Loan Agreement, dated as of August 23, 2003, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter
Securitization Corporation, Credit Lyonnais New York Branch, Bank One, NA
(Main Office Chicago), Lloyds TSB Bank PLC and Pulte Mortgage Corporation

10.6	Amended and Restated Collateral Agency Agreement, dated as of August 23,
2003, by and among Pulte Funding, Inc., Credit Lyonnais New York Branch and LaSalle Bank National Association

10.7	Omnibus Amendment, dated as of December 31, 2002, by and among Pulte
Funding, Inc., Pulte Mortgage Corporation, Pulte Homes, Inc., Atlantic
Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB
Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization
Corporation and LaSalle Bank National Association

10.8	Second Omnibus Amendment, dated as of August 25, 2003, by and among Pulte
Funding, Inc., Pulte Mortgage Corporation, Credit Lyonnais New York
Branch, Atlantic Asset Securitization Corp., Bank One, NA (Main Office
Chicago), Jupiter Securitization Corporation, Lloyds TSB Bank PLC and
LaSalle Bank National Association

10.9	Third Omnibus Amendment, dated as of September 30, 2003, by and among
Pulte Funding, Inc., Pulte Mortgage LLC, Atlantic Asset Securitization
Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA
(Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank
National Association

10.10	Fourth Amended and Restated Revolving Credit Agreement, dated as of
March 31, 2003, among Pulte Mortgage LLC, as the Borrower, the banks identified on the signature pages hereof, as the Lenders, and Bank One,
NA, as administrative agent for the Lenders

10.11	First Amendment to Credit Agreement, made as of July 31, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Increasing
Lender, and Bank One, NA, as Agent

10.12	Second Amendment to Credit Agreement, made as of October 6, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent, and
Bank One, NA, Bank of America, N.A. and Credit Lyonnais New York Branch,
as the Supplemental Lenders

10.13	Third Amendment to Credit Agreement, made as of October 27, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and
Washington Mutual Bank, FA and National City Bank of Kentucky, as the
Supplemental Lenders

10.14	Third Amended and Restated Security and Collateral Agency Agreement,
dated as of March 31, 2003, by and among Pulte Mortgage LLC, Bank One, NA and LaSalle Bank National Association

31.1	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and
Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President
and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002