Form 10-K
period 2003-12-31
PULTE HOMES INC/MI/
filed 2004-02-27
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (X)

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003: $2,477,924,686

Number of shares of common stock outstanding as of January 31, 2004: 125,426,644

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

Website Access to Company Reports, Codes and Charters

Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors, are also posted on our website and are available in print upon request.

PULTE HOMES, INC.

Item		Page
No.		No.

	Part I
1	Business	3
2	Properties	9
3	Legal Proceedings	9
4	Submission of Matters to a Vote of Security Holders	10
4A	Executive Officers of the Registrant	10
	Part II
5	Market for the Registrant’s Common Equity and Related Stockholder Matters	11
6	Selected Financial Data	11
7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
7A	Quantitative and Qualitative Disclosures About Market Risk	24
8	Financial Statements and Supplementary Data	26
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
9 A	Controls and Procedures	65
	Part III
10	Directors and Executive Officers of the Registrant	65
11	Executive Compensation	65
12	Security Ownership of Certain Beneficial Owners and Management	65
13	Certain Relationships and Related Transactions	66
14	Principal Accountant Fees and Services	66
	Part IV
15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	66
	Signatures	71

PART I

ITEM 1. BUSINESS

Pulte Homes, Inc.

     Pulte Homes, Inc. is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Our assets consist principally of the capital stock of our subsidiaries, cash and investments. Our income primarily consists of dividends from our subsidiaries and interest on investments. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (Del Webb) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (International) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (see Note 4 of Notes to Consolidated Financial Statements). We also have a mortgage banking company, Pulte Mortgage LLC (Pulte Mortgage), which is a subsidiary of Pulte Home Corporation.

     We have two reportable business segments, Homebuilding and Financial Services, and one non-operating segment, Corporate. The Homebuilding segment consists of the following two business units:

•	Domestic Homebuilding, our core business, is engaged in the acquisition and development of land principally for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of housing on such land in Mexico, Puerto Rico and Argentina.

     The Financial Services segment consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other subsidiaries.

     Corporate is a non-operating segment that supports the operations of our subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the administrative support associated with being a publicly traded entity listed on the New York Stock Exchange.

     Financial information, including revenue, pre-tax income and total assets of each of our business segments is included in Note 2 of Notes to Consolidated Financial Statements.

Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)

	2003	2002	2001	2000	1999

Homebuilding settlement revenues:
Domestic	$8,482,341	$6,991,614	$5,145,526	$4,083,816	$3,655,775
International	228,137	196,074	35,169	27,159	21,941

Total	$8,710,478	$7,187,688	$5,180,695	$4,110,975	$3,677,716

Homebuilding settlement units:
Domestic	32,693	28,903	22,915	19,799	19,569
International	7,120	6,525	221	264	262

Total	39,813	35,428	23,136	20,063	19,831

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the years ended December 31, 2003 through 1999 were $32,511, $40,723, $180,621, $148,798, and $162,926, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2003 through 1999 were 149, 1,022, 7,258, 7,718, and 6,791, respectively.

     Settlements (home sales) and net new orders (orders for homes net of cancellations) in any year are strongly influenced by local, regional and national market economic conditions. Backlog (homes that have been ordered but not completed and sold) at any period is strongly influenced by local, regional and national market economic conditions.

Domestic Homebuilding

     We build a wide variety of homes, including single family detached units, townhouses, condominiums and duplexes, with varying prices, models, options and lot sizes. Since 1990, we have more than quadrupled our annual unit closings, unit orders and unit backlog levels. Including 2003 settlements of nearly 33,000 homes, we have closed more than 370,000 homes since our inception.

     On July 31, 2001, we merged with Del Webb in a tax-free stock-for-stock transaction. Del Webb was primarily a homebuilder with operations in seven states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001, was 3,682 units valued at approximately $994 million. This merger expanded and supported our leadership position. In particular, we believe the merger strengthened our position among active adult (55 and better) homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered our purchasing leverage, and enhanced our overall competitive position. In accordance with our operational strategy, we will continue to evaluate available strategic acquisition opportunities that are consistent with our long-range goals.

     As of December 31, 2003, our Domestic Homebuilding operations offered homes for sale in 535 communities at sales prices ranging from $80,000 to $2,300,000. Sales prices of homes currently offered for sale in 75% of our communities fall within the range of $100,000 to $350,000 with a 2003 average unit selling price of $259,000. Sales of single-family detached homes, as a percentage of total unit sales, were 83% in 2003, 86% in 2002, and 82% in 2001. Our Domestic Homebuilding operations are geographically diverse and, as a result, better insulate us from demand changes in individual markets. As of December 31, 2003, our Domestic Homebuilding business operated in 44 markets spanning 27 states.

     As of December 31, 2003, our Domestic Homebuilding operations had 13,952 units in backlog valued at approximately $4.1 billion.

International Homebuilding

     Our International Homebuilding operations are principally conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. Effective January 1, 2002, International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V., which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico S. de R.L. de C.V. and have consolidated Pulte Mexico S. de R.L. de C.V. into our financial statements.

     We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

Homebuilding Operations (continued)

Land acquisition and development

     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain active adult developments and our Del Webb operations for which the completion of community build out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2003, we controlled approximately 257,000 lots, of which 120,000 were owned and 137,000 were under option agreements.

Sales and marketing

     We are dedicated to improving the quality and value of our domestic homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer profiles. Segmentation analysis provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group.

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

Homebuilding Operations (continued)

Sales and marketing (continued)

     In 2003, our Dallas, Houston, Las Vegas, Minneapolis/St. Paul, San Francisco Bay Area, Phoenix, Raleigh/Durham, Sacramento, Southern California, Tampa, Tucson, and Palm Beach markets were recognized for ranking the highest in their markets in a national customer satisfaction study. The survey of twenty-one U. S. markets noted customer service and home readiness as the two factors that most heavily influenced the customer’s overall level of satisfaction. We ranked third or better in seventeen of the twenty-one markets surveyed. Building on this quality foundation is our brand development program with our “Three I’s on Quality” (Involvement, Integrity, and Innovation) platform. Developing the Pulte Homes brand and leveraging the strength of the “DiVosta,” “Del Webb” and “Sun City” tradenames helps to distinguish our communities from the competition, and can often be rewarded with the advantages of additional sales pace, choice community locations, and reduced overall customer acquisition costs.

     In addition, our Homeowner for Life™ strategy and philosophy has increased our business from those who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, and www.divosta.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us and communicate directly with us. Approximately three million potential customers visited our websites during 2003.

     Our international sales and marketing efforts focus on the identification of underserved market demand, particularly in Argentina and Puerto Rico, with strong emphasis on quality initiatives and customer service. In Mexico, where our product is focused largely on social interest housing, sales and marketing efforts target areas experiencing population and employment (industrialization) growth.

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

     We maintain efficient construction operations by using standard materials and components from a variety of sources and, when possible, by building on contiguous lots. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating our materials needs on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors and the production schedule through various strategic business partnerships and e-business initiatives.

     Housing in Mexico and Puerto Rico consists primarily of reinforced poured concrete, concrete and ceramic block and/or brick construction with flat roofs and public water, electric and sanitary system connections. Our housing product in Argentina is designed and constructed in a similar fashion to our domestic product but is customized for local preferences. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or independent contractors, which in many cases include both labor and materials.

     We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

Homebuilding Operations (continued)

Competition and other factors

     Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of our market areas, there are numerous homebuilders with which we compete. We also compete with the resales of existing house inventory. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in interest rates; (3) changes in other costs associated with home ownership, such as property taxes and energy costs; (4) various demographic factors; (5) changes in federal income tax laws; (6) changes in government mortgage financing programs, and (7) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

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

Mortgage banking

     Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our domestic homebuyers, but also services the general public. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC) and other investors. In our conventional mortgage lending activities we follow underwriting guidelines established by FNMA and FHLMC.

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

     Our capture rate for the years ended December 31, 2003, 2002, and 2001 was approximately 83%, 78%, and 74%, respectively. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. During the years ended December 31, 2003, 2002 and 2001, we originated mortgage loans for approximately 73%, 68% and 67%, respectively, of the homes we sold domestically. Such originations represented 83%, 85% and 81%, respectively, of our originations.

     We sell our servicing rights on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, generally less than four months after the loan is originated, which substantially reduces the risk of impairment with respect to the fair value of these reported assets. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 days after sale or securitization.

Financial Services Operations (continued)

Mortgage banking (continued)

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

     In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA and FHLMC. In addition to being affected by changes in these programs, our mortgage banking business is also affected by several of the same factors that impact our homebuilding business.

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

     Although in 1994, we expected to complete the plan of disposal within a reasonable period of time, contractual disputes with the Federal Deposit Insurance Corporation (FDIC) prevented the prepayment of the Federal Savings and Loan Insurance Corporation Resolution Fund (FRF) notes, thereby precluding us from completing the disposal in accordance with our original plan. To provide liquidity for the sale, First Heights liquidated its investment portfolios and its single-family residential loan portfolio and, as provided in the Assistance Agreement, entered into a Liquidity Assistance Note (LAN) with the FDIC acting in its capacity as manager of the FRF notes. The LAN was collateralized by the FRF notes. The LAN and FRF notes matured in September 1998; however, payment of these obligations was withheld by both parties pending resolution of all open matters with the FDIC. As discussed in Item 3, we settled the litigation with the FDIC in October 2001, and as part of that settlement all obligations under the LAN and FRF notes were extinguished.

     First Heights’ day-to-day activities are principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government, discussed in Item 3, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are presented as discontinued.

Corporate

     Corporate is a non-operating segment that is comprised primarily of Pulte Homes, Inc. and Pulte Diversified Companies, Inc., both of which are holding companies. The primary purpose of Corporate is to support the operations of our subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional domestic and international opportunities as well as the development of innovative building components and processes. Corporate also includes the activities associated with supporting a publicly traded entity listed on the New York Stock Exchange.

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

     At December 31, 2003, we employed approximately 10,800 persons. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit or subsidiary. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 2. PROPERTIES

     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Suite 300, Bloomfield Hills, Michigan 48304, where we lease 63,740 square feet of office space. We also lease 37,004 square feet of office space at 15333 N. Pima Rd., Suite 300/340/345, Scottsdale, Arizona 85250 and 41,208 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112 and 99 Inverness Drive East, Englewood, Colorado 80112. We lease approximately 61,436 square feet and 32,000 square feet, respectively, of office space at these locations. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations. First Heights’ administrative office is located in 918 square feet of leased space at 2010 North Loop West, Suite 220, Houston, Texas 77018.

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

First Heights-related litigation

     We were a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the District Court Case) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties). The second lawsuit (the Court of Federal Claims Case) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC was obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC.

     In the District Court Case, the FDIC, as successor to the FSLIC, sought a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC and the Pulte Parties disagreed about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also included certain other claims relating to the foregoing, including claims resulting from our amendment and First Heights’ amendment of a tax sharing and allocation agreement between us and First Heights. The Pulte Parties disputed the FDIC’s claims and filed an answer and a counterclaim, seeking, among other things, a declaration that the FDIC had breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and, on December 26, 1996, initiated the Court of Federal Claims Case.

     In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the Settlement), the First Heights Assistance Agreement was terminated, except that certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. We do not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

     In the Court of Federal Claims Case, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (OBRA). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert other claims concerning the contract, including that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.

     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Pulte Parties for breach of contract by enacting Section 13224 of OBRA. In September 2003, the United States Court of Federal Claims issued final judgment that the Pulte Parties have been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The United States government and the Pulte Parties filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit in October 2003. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers.

			Year Became
Name	Age	Position	An Officer

William J. Pulte	71	Chairman of the Board	1956
Richard J. Dugas, Jr.	38	President and Chief Executive Officer	2002
Steven C. Petruska	45	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	47	Executive Vice President and Chief Financial Officer	1997
Leo J. Taylor	45	Executive Vice President, Human Resources	2003
John R. Stoller	55	Senior Vice President, General Counsel and Secretary	1990
Vincent J. Frees	53	Vice President and Controller	1995
Gregory M. Nelson	48	Vice President and Assistant Secretary	1993
Bruce E. Robinson	42	Vice President and Treasurer	1998

     The following is a brief account of the business experience of each officer during the past five years:

     Mr. Pulte was appointed Chairman of the Board in December 2001. He has also served as Chairman of the Executive Committee of the Board of Directors since January 1999.

     Mr. Dugas was appointed President and Chief Executive Officer in July 2003. Prior to that date, he served as Executive Vice President and Chief Operating Officer. He was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since 1994, he has served in a variety of management positions. Most recently, he was Coastal Region President with responsibility for our Georgia, North Carolina, South Carolina, and Tennessee operations.

     Mr. Petruska was appointed Executive Vice President and Chief Operating Officer in January 2004. Since joining our company in 1984, he has held a number of management positions. Most recently, he was the President for both the Arizona Area and Nevada Area operations.

     Mr. Cregg was appointed Executive Vice President in May 2003 and was named Chief Financial Officer effective January 1998.

     Mr. Taylor was appointed Executive Vice President, Human Resources, in May 2003. Prior to that date, he was Vice President of Human Resources and Sales Development since 1997.

     Mr. Stoller was appointed Senior Vice President in September 1999. Prior to that date, he served as Vice President and General Counsel since October 1990.

     Mr. Frees has been Vice President and Controller since May 1995.

     Mr. Nelson has been Vice President since August 1993.

     Mr. Robinson was appointed Treasurer in July 1998 and was named Vice President and Treasurer effective January 1999.

     There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares are listed on the New York Stock Exchange (Symbol: PHM). The table below, which has been adjusted to retroactively reflect our two-for-one stock split announced December 11, 2003 and effected January 2, 2004, sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2003			2002

			Declared			Declared
	High	Low	Dividends	High	Low	Dividends

1st Quarter	$26.59	$22.73	$.02	$27.22	$20.99	$.02
2nd Quarter	35.99	24.66	.02	29.47	23.00	.02
3rd Quarter	34.88	28.98	.02	28.97	20.41	.02
4th Quarter	49.42	33.73	.05	24.85	18.30	.02

     At December 31, 2003, there were 1,527 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)

	2003	2002	2001(a)	2000	1999

OPERATING DATA:
Homebuilding:
Revenues	$8,929,798	$7,363,989	$5,309,829	$4,195,675	$3,711,196

Income before income taxes	$1,002,161	$724,067	$512,291	$386,604	$311,668

Financial Services:
Revenues	$115,847	$106,628	$77,222	$50,669	$54,279

Income before income taxes	$68,846	$66,723	$36,948	$24,788	$25,721

Corporate:
Revenues	$3,281	$1,202	$2,210	$633	$2,748

Loss before income taxes	$(75,351)	$(61,968)	$(57,452)	$(56,296)	$(50,984)

Consolidated results:
Revenues	$9,048,926	$7,471,819	$5,389,261	$4,246,977	$3,768,223

Income from continuing operations before income taxes	$995,656	$728,822	$491,787	$355,096	$286,405
Income taxes	378,334	284,221	189,362	136,712	108,118

Income from continuing operations	617,322	444,601	302,425	218,384	178,287
Income (loss) from discontinued operations	7,312	9,044	(1,032)	(29,871)	(122)

Net income	$624,634	$453,645	$301,393	$188,513	$178,165

(a)       Del Webb operations were merged effective July 31, 2001.

	Years Ended December 31,

	2003	2002	2001(a)	2000	1999

PER SHARE DATA (b):
Earnings per share - basic:
Income from continuing operations	$5.05	$3.68	$3.08	$2.64	$2.06
Income (loss) from discontinued operations	.06	.07	(.01)	(.36)	—

Net income	$5.11	$3.75	$3.07	$2.28	$2.06

Weighted-average common shares outstanding (000’s omitted)	122,162	120,906	98,196	82,620	86,492

Earnings per share - assuming dilution:
Income from continuing operations	$4.91	$3.60	$3.00	$2.59	$2.03
Income (loss) from discontinued operations	.06	.07	(.01)	(.35)	—

Net income	$4.97	$3.67	$2.99	$2.24	$2.03

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	125,730	123,492	100,646	84,292	87,646

Shareholders’ equity	$27.55	$22.58	$19.22	$15.01	$12.64

Cash dividends declared	$.11	$.08	$.08	$.08	$.08

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock split announced on December 11, 2003 and effected January 2, 2004.

	December 31,
	($000’s omitted)

	2003	2002	2001	2000	1999

BALANCE SHEET DATA:
House and land inventories	$5,528,410	$4,293,597	$3,833,763	$1,896,856	$1,822,060
Total assets	8,063,352	6,872,087	5,710,893	2,886,483	2,487,351
Senior notes and subordinated notes	2,150,972	1,913,268	1,722,864	666,296	508,690
Shareholders’ equity	3,448,123	2,760,426	2,276,665	1,247,931	1,093,319

	Years Ended December 31,

	2003	2002	2001	2000	1999

OTHER DATA:
Domestic Homebuilding:
Total markets, at year-end	44	44	43	41	41
Total active communities, at year-end	535	460	440	396	388
Total settlements – units	32,693	28,903	22,915	19,799	19,569
Total net new orders – units (a)	34,989	30,830	22,163	19,844	19,367
Backlog units, at year-end	13,952	10,605	8,678	5,477	5,432
Average unit selling price	$259,000	$242,000	$225,000	$206,000	$187,000
Gross profit margin % from home sales (b)	20.6%	19.4%	19.1%	18.0%	17.0%
Homebuilding settlement units (c):
Domestic	32,693	28,903	22,915	19,799	19,569
International	7,120	6,525	221	264	262

Total	39,813	35,428	23,136	20,063	19,831

(a)	Total net new orders-units for the years ended December 31, 2003 and 2001, do not include 1,051 units and 3,953 units, respectively, of acquired backlog.

(b)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been reclassified to home cost of sales.

(c)	Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2003 through 1999 were 149, 1,022, 7,258, 7,718, and 6,791, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     A summary of our operating results by business segment for the years ended December 31, 2003, 2002, and 2001 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,

	2003	2002	2001

Pre-tax income (loss):
Homebuilding	$1,002,161	$724,067	$512,291
Financial Services	68,846	66,723	36,948
Corporate	(75,351)	(61,968)	(57,452)

Income from continuing operations before income taxes	995,656	728,822	491,787
Income taxes	378,334	284,221	189,362

Income from continuing operations	617,322	444,601	302,425
Income (loss) from discontinued operations	7,312	9,044	(1,032)

Net income	$624,634	$453,645	$301,393

Per share data - assuming dilution:
Income from continuing operations	$4.91	$3.60	$3.00
Income (loss) from discontinued operations	.06	.07	(.01)

Net income	$4.97	$3.67	$2.99

     A comparison of pre-tax income (loss), for the years ended December 31, 2003, 2002, and 2001 is as follows:

•	Continued strong demand for new housing, the addition and expansion of the Del Webb branded communities, coupled with our ability to effectively manage selling price and pace through our unique segmentation strategy drove pre-tax income of our homebuilding business segment to increase 38% in 2003 and 41% in 2002. Domestic average unit selling price increased by 7% in 2003 and 8% in 2002. Additionally, domestic gross margin percentages from home sales were up 120 basis points in 2003 principally as a result of product price increases and market and product mix shifts. Compared to 2001, our 2002 domestic gross margin percentages were up 30 basis points principally as a result of purchase accounting adjustments recorded in 2001.

•	Pre-tax income of our financial services business segment increased 3% in 2003 and 81% in 2002. The increase in 2003 was primarily driven by an increase in loan originations and a higher capture rate tempered by a less favorable interest rate environment during the last half of the year. The 2002 increase was a result of increased volume, a favorable interest rate environment, effective leverage of overhead costs and the addition of Del Webb mortgage operations.

•	Pre-tax loss of our non-operating corporate segment increased 22% in 2003 to $75.4 million principally from higher compensation-related costs. The pre-tax loss in 2002 increased 8% as a result of higher interest costs, related to an increase in debt levels to support the growth of the business.

     During the third quarter of 2003 and 2002, we recorded non-cash, after-tax gains of $7.9 million and $10.0 million, respectively, related to the favorable resolution of certain tax matters relating to our thrift operation, which we discontinued in 1994.

Homebuilding

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding - We conduct our Domestic Homebuilding operations in 44 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding - We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Years Ended December 31,

	2003	2002	2001

Homebuilding settlement revenues:
Domestic	$8,482,341	$6,991,614	$5,145,526
International	228,137	196,074	35,169

Total	$8,710,478	$7,187,688	$5,180,695

Homebuilding settlement units:
Domestic	32,693	28,903	22,915
International	7,120	6,525	221

Total	39,813	35,428	23,136

Note:	Homebuilding revenues of affiliates, not included in the table above, for the years ended December 31, 2003 through 2001 were $32,511, $40,723, and $180,621, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2003 through 2001 were 149, 1,022, and 7,258, respectively.

Domestic Homebuilding

     The Domestic Homebuilding operations represent our core business. We conduct our operations in 44 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Pennsylvania, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, Texas, New Mexico

West:	Arizona, California, Nevada

     The greater Phoenix market accounted for 11% of Domestic Homebuilding settlement revenues, 12% of settlement units and 14% of net new orders in 2003. The Las Vegas market accounted for 10% of net new orders in 2003. For the year ended December 31, 2002, the greater Phoenix market accounted for 10% of Domestic Homebuilding settlement revenues, 11% of settlement units and 11% of net new orders. No other individual markets represented more than 10% of total Domestic Homebuilding settlement revenues, settlement units or net new orders during the three years ended December 31, 2003.

Homebuilding (continued)

Domestic Homebuilding (continued)

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Years Ended December 31,

	2003	2002	2001

Unit settlements:
Northeast	2,692	2,440	2,014
Southeast	8,234	8,271	8,126
Midwest	4,936	4,458	3,288
Central	5,283	4,588	3,982
West	11,548	9,146	5,505

	32,693	28,903	22,915

Net new orders - units (a):
Northeast	3,098	2,738	1,905
Southeast	9,021	8,651	8,111
Midwest	4,736	4,684	3,515
Central	5,125	4,590	3,817
West	13,009	10,167	4,815

	34,989	30,830	22,163

Net new orders - dollars ($000’s omitted) (a)	$9,555,000	$7,731,000	$4,855,000

Backlog at December 31 - units:
Northeast	1,535	1,129	831
Southeast	3,726	2,939	2,559
Midwest	1,401	1,601	1,375
Central	1,156	905	903
West	6,134	4,031	3,010

	13,952	10,605	8,678

Backlog at December 31 - dollars ($000’s omitted)	$4,147,000	$2,857,000	$2,118,000

(a)	Net new orders for the years ended December 31, 2003 and 2001, do not include 1,051 units and 3,953 units, respectively, of acquired backlog and related dollars.

     Unit settlements in 2003 reached a record high, increasing 13% to 32,693 units. The increase in 2003 can be attributed to continued strong demand for new housing and an increase in the active communities to 535 from 460. Unit settlements in 2002 increased 26% to 28,903 units, principally from the inclusion of a full year of Del Webb operations combined with strong sales in the Midwest. The average selling price for our homes increased from $225,000 in 2001 to $242,000 in 2002 and to $259,000 in the current year. Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. Both 2003 and 2002 benefited from increased product prices and improved product mix.

     Ending backlog, which represents orders for homes that have not yet closed, climbed 32% to 13,952 homes. The dollar value of our ending backlog was up 45% to $4.1 billion at December 31, 2003. Unit and dollar backlog at December 31, 2002, increased 22% and 35%, respectively, to 10,605 homes valued at $2.9 billion. Overall, strong demand supported by a favorable interest rate environment and an increase in the number of active communities drove increased order activity and record levels of backlog.

Homebuilding (continued)

Domestic Homebuilding (continued)

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations ($000’s omitted):

	Years Ended December 31,

	2003	2002	2001

Home sale revenue (settlements)	$8,482,341	$6,991,614	$5,145,526
Land sale revenue	219,320	176,301	129,134
Home cost of sales*	(6,731,834)	(5,638,162)	(4,163,065)
Land cost of sales	(153,415)	(123,306)	(97,941)
Selling, general and administrative expenses	(820,951)	(664,469)	(482,128)
Other income (expense), net	3,361	(22,968)	(16,851)

Pre-tax income	$998,822	$719,010	$514,675

Average sales price	$259	$242	$225

*	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been reclassified to home cost of sales.

     Gross profit margins from home sales in 2003 increased 120 basis points over 2002 to 20.6%. Gross profit margins in 2002 increased 30 basis points to 19.4%. Factors that contributed to this favorable trend include strong customer demand, positive home pricing, the benefits of leverage-buy purchasing activities and effective production and inventory management. In addition, 2001 gross profit margins were negatively impacted 20 basis points as a result of purchase accounting adjustments.

     Land sales increased in each of the prior three years, demonstrating our competency in purchasing, developing and entitling certain land positions for sale primarily to other homebuilders, as well as to retail and commercial establishments. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of such sales. We continue to rationalize certain existing land positions to ensure the most effective use of invested capital. Included in other assets is approximately $251.2 million in land held for disposition as of December 31, 2003, as compared to $218.8 million in the prior year.

     For the year ended December 31, 2003, selling, general and administrative expenses, as a percentage of home settlement revenues, increased 20 basis points to 9.7% after increasing 10 basis points to 9.5% in 2002. The increase in 2003 is principally attributable to costs associated with the realignment of our field operations and organizations to meet the challenge and opportunity for future growth. Higher startup costs for new communities and increased compensation related costs partially offset by a reduction in costs associated with the Del Webb operations contributed to the change in 2002.

     Other income (expense), net totaled income of $3.4 million in 2003 compared to expense of $23.0 million in 2002. This favorable change was principally a result of equity earnings from two Nevada-based joint ventures, totaling $28.5 million, related to the sale of commercial and residential properties. Other expense, net of $16.9 million in 2001 benefited from income from certain non-operating investments totaling $4.2 million.

     At December 31, 2003 and 2002, our Domestic Homebuilding operations controlled approximately 256,900 and 176,800 lots, respectively. Approximately 120,400 and 84,300 lots were owned, and approximately 66,000 and 43,800 lots were under option agreements approved for purchase at December 31, 2003 and 2002, respectively. In addition, there were approximately 70,500 lots under option agreements at December 31, 2003, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 48,700 lots at December 31, 2002.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $2.6 billion at December 31, 2003. In addition, total purchase price applicable to land under option pending approval was valued at $2.1 billion at December 31, 2003. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits totaling $99.0 million, which are generally non-refundable.

Homebuilding (continued)

International Homebuilding

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. Effective January 1, 2002, we reorganized the structure of our operations within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. , which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico S. de R.L. de C.V. and have consolidated Pulte Mexico S. de R.L. de C.V. into our financial statements. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for eleven months, as the operations in Mexico report on a one-month lag.

     We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

     The following table presents selected financial data for our International Homebuilding operations for the years ended December 31, 2003, 2002 and 2001 ($000’s omitted):

	Years Ended December 31,

	2003	2002	2001

Revenues	$228,137	$196,074	$35,169
Cost of sales	(183,271)	(157,056)	(30,937)
Selling, general and administrative expense	(42,126)	(35,029)	(11,820)
Other income (expense), net	(1,485)	(1,610)	66
Minority interest	(1,382)	(1,801)	—
Equity in income of joint ventures	3,466	4,479	5,138

Pre-tax income (loss)	$3,339	$5,057	$(2,384)

Unit settlements:	7,120	6,525	221

Note:	Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2003, 2002, and 2001 were 149, 1,022, and 7,258, respectively.

     International revenues and unit settlements for 2003 benefited from a full year of results from our operations in Mexico as well as increased sales in both Argentina and Puerto Rico. Our Mexico operations had revenues of $172.3 million and unit settlements of 6,777 for the year ended December 31, 2003. Increased revenues and settlements in 2002 were due to consolidation of the operations in Mexico for eleven months of 2002, a full year of closings in Argentina, which recorded its first closing in June of 2001, partially offset by a decline in Puerto Rico. Our operations in Mexico contributed revenues of $158.1 million and unit settlements of 6,271 units in 2002.

     Gross profit margins from home sales declined 20 basis points to 19.7% in 2003 compared to 2002, as favorable product and geographic mix shifts in Mexico were offset by less favorable product mix shifts in Puerto Rico and unfavorable sales pace in Argentina. The consolidation of Mexico had a positive effect on 2002 gross margins, increasing to 19.9% from 12.0% in 2001.

     Selling, general and administrative expenses as a percent of revenue increased by 60 basis points to 18.5% in 2003 from 17.9% in 2002. This increase was driven by additional costs incurred reorganizing our operations in Mexico in an effort to enhance future profitability. Aggressive marketing efforts in Argentina, coupled with limited reorganization costs and a stronger peso, also contributed to the increase.

     Our operations in Argentina and Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the years ended December 31, 2003, 2002 and 2001, classified as other income (expense), net, were not significant. For the years ended December 31, 2003 and 2002, we recorded a foreign currency translation gain of $1.9 million and a loss of $12.8 million, respectively, for Argentina and a translation loss of $5.9 million and a gain of $8.6 million for Mexico, as a component of accumulated other comprehensive income on the balance sheet. At December 31, 2003, our investment in Argentina and Mexico, net of accumulated foreign currency translation adjustments, approximated $13.2 million and $65.8 million, respectively.

Financial Services

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.

     We sell our servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, generally less than four months, we do not amortize the servicing asset. Since the servicing rights are recorded based on the value in the servicing sales contracts, there are no impairment issues related to these assets. We also originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans to outside investors.

     The following table presents mortgage origination data for our Financial Services operations:

	Years Ended December 31,

	2003	2002	2001

Total originations:
Loans	28,655	23,074	19,018

Principal ($000’s omitted)	$4,989,500	$3,771,000	$2,937,100

Originations for Pulte customers:
Loans	23,864	19,537	15,402

Principal ($000’s omitted)	$4,179,100	$3,176,500	$2,385,500

     Mortgage origination unit and principal volume for the year ended December 31, 2003, increased 24% and 32%, respectively, over 2002. This growth can be attributed to an increase in the capture rate of 510 basis points to 82.7% combined with the volume increases experienced in our Homebuilding business and an increase in average loan size. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. Mortgage origination principal volume in 2002 increased 28% over 2001, due to an increase in the capture rate of 390 basis points to 77.6% and the inclusion of Del Webb mortgage operations for a full year. Origination unit volume increased 21% due to the same factors. Our home buying customers continue to account for the majority of total loan production representing 83% of total Pulte Mortgage unit production for 2003, compared with 85% in 2002 and 81% in 2001. Refinancings represented 8% of total loan production in 2003 and 2002, and 10% during 2001. At December 31, 2003, loan application backlog increased 57% to $2.2 billion as compared to $1.4 billion and $0.8 billion at December 31, 2002 and 2001, respectively.

     Pre-tax income for the year ended December 31, 2003, increased 3% to $68.8 million, as a result of increased volume, partially offset by the impact of a less favorable interest rate environment for selling loans during the last six months of the year and an increase in training, systems, and facilities costs incurred in anticipation of the projected growth of the business. Gains from the sale of mortgages increased $2.0 million, or 3%, from the same period in 2002. As compared with 2002, net interest income increased $3.8 million to $15.1 million during 2003 due to increased production. Income from our title operations was $13.5 million in 2003, an increase of 11% over 2002.

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

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2003, we did not recognize any net gains or losses related to an ineffective portion of the hedging instrument. We also did not recognize any gains or losses during 2003, for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2003, we expect to reclassify $0.2 million, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

Corporate

     Corporate is a non-operating segment that supports the operations of our subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. As a result, the corporate segment’s operating results will vary from year to year as these strategic initiatives evolve.

     The following table presents this segment’s results of operations ($000’s omitted):

	Years Ended December 31,

	2003	2002	2001

Net interest expense	$39,364	$38,214	$34,261
Other corporate expenses, net	35,987	23,754	23,191

Loss before income taxes	$75,351	$61,968	$57,452

     Interest expense, net of interest capitalized into inventory, increased 3% to $39.4 million in 2003 and 12% to $38.2 million in 2002. This trend is a result of an increase in debt levels necessary to support our growth. Interest incurred for the years ended December 31, 2003, 2002, and 2001, excluding interest incurred by our financial services operations, was approximately $179.0 million, $162.5 million and $116.9 million, respectively.

     Other corporate expense, net in 2003 increased $12.2 million principally as a result of higher compensation-related costs. Over the two-year period ended December 31, 2002, other corporate expenses, net were relatively flat, as higher compensation-related costs were offset by income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.

     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements, over a period that approximates the average life cycle of our communities. Interest in inventory, has increased primarily as a result of higher levels of indebtedness and the addition of the Del Webb properties, which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,

	2003	2002	2001

Interest in inventory at beginning of year	$142,984	$68,595	$24,202
Interest capitalized	136,308	123,086	80,399
Interest expensed	(78,708)	(48,697)	(36,006)

Interest in inventory at end of year	$200,584	$142,984	$68,595

Discontinued Operations

     During the third quarter of 2003 and 2002, we recorded non-cash, after-tax gains of $7.9 million and $10.0 million, respectively, related to the favorable resolution of certain tax matters relating to our thrift operation, First Heights Bank, fsb (First Heights), which we discontinued in 1994.

     In September 2003, the United States Court of Federal Claims issued final judgment that Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties) had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The final judgment follows the Court’s August 17, 2001 ruling that the United States breached the contract related to the Pulte Parties’ 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. The United States government and the Pulte Parties filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit in October 2003. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

Liquidity and Capital Resources

     Our net cash used in operating activities for the year ended December 31, 2003 totaled $301.8 million. The increase in net income was offset by significant investments in land necessary to support the continued growth of the business. Net cash used in investing activities was $34.1 million for 2003. Net cash provided by financing activities for the year ended December 31, 2003, was $128.9 million, reflecting proceeds from the $300 million senior notes issued in February and the $400 million senior notes issued in May and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.

     Our net cash provided by operating activities for the year ended December 31, 2002, was $148.8 million. The increase in net income was aided by the realization of certain tax benefits and an increase in accrued liabilities, while inventories continued to build to support the growth of the business. Net cash provided by investing activities was $21.5 million for 2002. Net cash provided by financing activities for the year ended December 31, 2002, was $374.0 million, reflecting proceeds from the $300 million senior notes issued in June 2002, proceeds from borrowings under our various credit facilities and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. Effective October 1, 2003, we replaced our $570 million revolving credit facility with an $850 million facility that includes the capacity to issue letters of credit up to $500 million. This new credit facility expires October 1, 2008. We had no borrowings under our unsecured revolving credit facility at December 31, 2003.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. Pulte Mortgage has committed credit arrangements of $860 million comprised of a $310 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program. There were approximately $479.3 million of borrowings outstanding under existing Pulte Mortgage arrangements at December 31, 2003. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

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

     In May 2003, we sold $400 million of 6.375% unsecured senior notes, due 2033. Proceeds from this issuance were used for general corporate purposes and to retire our $100 million 7% senior notes that matured on December 15, 2003.

     In December 2003, we increased our dividend 150% to $.05 per share from $.02 per share.

     Pursuant to our $100 million share repurchase program, we repurchased 790,800 common shares at an aggregate cost of approximately $18.2 million during 2003 and 200,000 common shares for approximately $4.3 million in 2002. At December 31, 2003, we had remaining authorization to purchase common stock aggregating $77.5 million.

     Our income tax liability and related effective tax rate are affected by a number of factors. In 2003, our effective tax rate was 38.0% compared to 39.0% in 2002 and 38.5% in 2001. The reduction in the effective tax rate for 2003 is principally due to a lower expected effective state income tax rate for 2003 and the shareholders’ approval of our new Senior Management Annual Incentive Plan, which will allow for full tax deductibility of Plan payments under Section 162(m) of the Internal Revenue Service Code. We anticipate that our effective tax rate for 2004 will be approximately 38%.

     At December 31, 2003, we had cash and equivalents of $404.1 million, $2.1 billion of unsecured senior notes and $77.3 million of unsecured senior subordinated notes. Other financing includes limited recourse collateralized financing totaling $83.3 million.

     Sources of our working capital at December 31, 2003, include cash and equivalents, our $850 million committed unsecured revolving credit facility and Pulte Mortgage’s $860 million revolving credit facilities. Our debt-to-total capitalization, excluding our collateralized debt, was 38.4% as of December 31, 2003, and 33.6% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at or below the 40% level.

     In January 2004, we sold $500 million of 5.25% senior notes, due 2014. Proceeds from the sale will be used to retire the Del Webb 10.25% subordinated debentures called for redemption and for general corporate purposes including continued investment in our business.

Liquidity and Capital Resources (continued)

Inflation

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

Contractual Obligations and Commercial Commitments

     The following table summarizes our payments under contractual obligations as of December 31, 2003:

	Payments Due by Period
	($000’s omitted)

	Total	2004	2005-2006	2007-2008	After 2008

Contractual obligations:
Long-term debt (a)	$4,394,051	$346,369	$403,778	$269,652	$3,374,252
Capital lease obligations	—	—	—	—	—
Operating lease obligations	126,403	32,590	44,057	26,355	23,401
Purchase obligations	—	—	—	—	—
Other long-term liabilities (b)	91,223	32,849	50,806	5,314	2,254

Total contractual obligations	$4,611,677	$411,808	$498,641	$301,321	$3,399,907

(a)	Represents our senior notes and subordinated notes and related interest payments

(b)	Represents our limited recourse collateralized financing arrangements and related interest payments

      The following table summarizes our other commercial commitments as of December 31, 2003:

	Amount of Commitment Expiration by Period
	($000’s omitted)

	Total	2004	2005-2006	2007-2008	After 2008

Other commercial commitments:
Guarantor revolving credit facilities (a)	$850,000	$—	$—	$850,000	$—
Non-guarantor revolving credit facilities	860,000	—	860,000	—	—
Other credit facilities	3,000	3,000	—	—	—
Standby letters of credit (b)	57,844	56,890	954	—	—

Total commercial commitments	$1,770,844	$59,890	$860,954	$850,000	$—

(a)	Includes capacity to issue up to $500 million in standby letters of credit of which $157.4 million was outstanding at December 31, 2003.

(b)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

Off-Balance Sheet Arrangements

     We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2003, we had outstanding letters of credit of $215.2 million. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at December 31, 2003, are typically outstanding over a period that approximates 3-5 years. We do not believe that we will be required to draw upon any such letters of credit or performance bonds.

Off-Balance Sheet Arrangements (continued)

     In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2003, these agreements totaled approximately $4.7 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2003, we consolidated certain variable interest entities with assets totaling $73.3 million.

     We currently do not have any non-consolidated special purpose entity arrangements.

Critical Accounting Policies and Estimates

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

Revenue recognition

     Homebuilding – Homebuilding revenues are recorded when the sales of homes are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on homes for which the sale was completed. We do not engage in arrangements whereby we have ongoing relationships with our homebuyers that require us to repurchase our homes or provide homebuyers with the right of return.

     Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when the related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Inventory valuation

     Our finished inventories are stated at the lower of accumulated costs or net realizable value. Included in inventories are all direct development costs. Inventories under development or held for development are stated at accumulated cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

     We capitalize interest cost into homebuilding inventories. Interest capitalized each quarter is identified as a separate layer in our capitalized interest balance sheet pool. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated to the quarters over the amortization period based on the historical relationship of unit settlements in a quarter compared to annual unit settlements. This period increased in 2001, due to the addition of the Del Webb properties, which have a longer life cycle, and could change in the future as the mix of communities change.

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

Critical Accounting Policies and Estimates (continued)

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

Goodwill and intangible assets

     We have identified significant intangible assets and generated significant goodwill, most recently as a result of the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. If we determine that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on one of three methods. For assets related to ongoing operations, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.

     The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates could result in significant revisions to the carrying value of these assets and material charges to the results of operations.

Allowance for warranties

     Home purchasers are provided with warranties against certain building defects. The specific terms and conditions of those warranties vary geographically. Most warranties cover different aspects of the home’s construction and operating systems for a period of up to ten years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. We periodically assess the adequacy of recorded warranty liabilities and adjust the amounts as necessary. Although we have not made significant adjustments to the accrual in the past, actual warranty cost in the future could differ from our current estimate.

Stock-based compensation

     We currently have several stock-based employee compensation plans. Effective January 1, 2003 we adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” We selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, we will recognize compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 will continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2003 and 2002, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2003 for the
	Years ended December 31,

						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$185,503	$125,000	$—	$—	$—	$1,848,563	$2,159,066	$2,387,945
Average interest rate	9.12%	7.0%	—	—	—	7.29%	7.45%	—
Limited recourse collateralized financing	$29,259	$33,865	$13,267	$2,367	$2,354	$2,143	$83,255	$83,255
Average interest rate	2.52%	6.00%	3.50%	5.09%	5.24%	4.78%	4.31%	—

	As of December 31, 2002 for the
	Years ended December 31,

						There-		Fair
	2003	2004	2005	2006	2007	after	Total	Value

Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$275,000	$112,000	$125,000	$—	$—	$1,395,976	$1,907,976	$2,006,173
Average interest rate	8.59%	8.38%	7.3%	—	—	8.46%	8.23%	—
Limited recourse collateralized financing	$59,563	$41,528	$31,131	$9,128	$1,350	$2,826	$145,526	$145,526
Average interest rate	5.27%	5.53%	6.12%	2.16%	4.00%	4.00%	5.30%	—

     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2003 and 2002, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

     We minimize interest rate risk by (i) financing the loans via a variable rate borrowing agreement tied to the Federal Funds rate and (ii) hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.

     Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.

     Our aggregate net investments exposed to foreign currency exchange rate risk include our operations in Mexico which approximated $65.8 million, our mortgage banking joint venture investment in Mexico which approximated $17.5 million and our operations in Argentina which approximated $13.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
($000’s omitted, except share data)

	2003	2002

ASSETS
Cash and equivalents	$404,092	$613,168
Unfunded settlements	122,300	60,641
House and land inventory	5,528,410	4,293,597
Land, not owned, under option agreements	73,256	—
Residential mortgage loans available-for-sale	541,126	600,339
Goodwill	307,693	307,693
Intangible assets, net	143,704	151,954
Other assets	942,771	832,952
Deferred income tax asset	—	11,743

	$8,063,352	$6,872,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $222,681 and $181,812 in 2003 and 2002, respectively	$452,648	$376,653
Customer deposits	372,507	265,817
Accrued and other liabilities	1,072,550	906,293
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	479,287	559,621
Income taxes	79,391	90,009
Deferred income tax liability	7,874	—
Senior notes and subordinated notes	2,150,972	1,913,268

Total liabilities	4,615,229	4,111,661

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized, 125,152,816 and 122,249,872 shares issued and outstanding in 2003 and 2002, respectively	1,252	1,222
Additional paid-in capital	1,015,991	932,551
Unearned compensation	(656)	(9,866)
Accumulated other comprehensive loss	(39,142)	(35,371)
Retained earnings	2,470,678	1,871,890

Total shareholders’ equity	3,448,123	2,760,426

	$8,063,352	$6,872,087

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(000’s omitted, except per share data)

	2003	2002	2001

Revenues:
Homebuilding	$8,929,798	$7,363,989	$5,309,829
Financial Services	115,847	106,628	77,222
Corporate	3,281	1,202	2,210

Total revenues	9,048,926	7,471,819	5,389,261

Expenses:
Homebuilding, principally cost of sales	7,960,148	6,646,666	4,806,812
Financial Services	53,253	45,579	44,546
Corporate, net	78,632	63,170	59,662

Total expenses	8,092,033	6,755,415	4,911,020

Other income:
Equity income	38,763	12,418	13,546

Income from continuing operations before income taxes	995,656	728,822	491,787
Income taxes	378,334	284,221	189,362

Income from continuing operations	617,322	444,601	302,425
Income (loss) from discontinued operations	7,312	9,044	(1,032)

Net income	$624,634	$453,645	$301,393

Per share data:
Basic:
Income from continuing operations	$5.05	$3.68	$3.08
Income (loss) from discontinued operations	.06	.07	(.01)

Net income	$5.11	$3.75	$3.07

Assuming dilution:
Income from continuing operations	$4.91	$3.60	$3.00
Income (loss) from discontinued operations	.06	.07	(.01)

Net income	$4.97	$3.67	$2.99

Cash dividends declared	$.11	$.08	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	122,162	120,906	98,196
Assuming dilution:
Effect of dilutive securities - stock options and restricted stock grants	3,568	2,586	2,450

Adjusted weighted-average common shares and effect of dilutive securities	125,730	123,492	100,646

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2003, 2002 and 2001
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2000	832	109,177	—	185	1,137,737	1,247,931
Common stock issued and stock options exchanged in merger	336	729,051	—	—	—	729,387
Stock option exercise, including tax benefit of $4,982	14	18,505	—	—	—	18,519
Restricted stock award	2	5,556	(5,558)	—	—	—
Restricted stock award amortization	—	—	1,699	—	—	1,699
Cash dividends declared - $.08 per share	—	—	—	—	(8,110)	(8,110)
Comprehensive income:
Net income	—	—	—	—	301,393	301,393
Change in fair value of derivatives, net of income taxes of $371	—	—	—	(592)	—	(592)
Foreign currency translation adjustments	—	—	—	(13,562)	—	(13,562)

Total comprehensive income						287,239

Shareholders’ Equity, December 31, 2001	1,184	862,289	(3,859)	(13,969)	1,431,020	2,276,665
Stock option exercise, including tax benefit of $20,651	34	55,667	—	—	—	55,701
Restricted stock award	6	11,313	(11,319)	—	—	—
Restricted stock award amortization	—	—	5,312	—	—	5,312
Cash dividends declared - $.08 per share	—	—	—	—	(9,773)	(9,773)
Stock repurchases	(2)	(1,793)	—	—	(3,002)	(4,797)
Stock based compensation	—	5,075	—	—	—	5,075
Comprehensive income:
Net income	—	—	—	—	453,645	453,645
Change in fair value of derivatives, net of income taxes of $807	—	—	—	(1,288)	—	(1,288)
Foreign currency translation adjustments	—	—	—	(20,114)	—	(20,114)

Total comprehensive income						432,243

Shareholders’ Equity, December 31, 2002	1,222	932,551	(9,866)	(35,371)	1,871,890	2,760,426
Stock option exercise, including tax benefit of $28,742	32	68,203	—	—	—	68,235
Restricted stock award	6	(6)	—	—	—	—
Restricted stock award amortization	—	—	9,210	—	—	9,210
Cash dividends declared - $.11 per share	—	—	—	—	(13,612)	(13,612)
Stock repurchases	(8)	(6,062)	—	—	(12,234)	(18,304)
Stock based compensation	—	21,305	—	—	—	21,305
Comprehensive income:
Net income	—	—	—	—	624,634	624,634
Change in fair value of derivatives, net of income taxes of ($1,055)	—	—	—	1,682	—	1,682
Foreign currency translation adjustments	—	—	—	(5,453)	—	(5,453)

Total comprehensive income						620,863

Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
($000’s omitted)

	2003	2002	2001

Cash flows from operating activities:
Net income	$624,634	$453,645	$301,393
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization and depreciation	40,160	39,251	32,384
Stock-based compensation expense	30,515	10,387	314
Deferred income taxes	19,617	39,235	(8,176)
Other, net	(4,183)	(9,754)	(15)
Increase (decrease) in cash, excluding effects of acquired entities, due to:
Inventories	(1,414,294)	(516,179)	(646,590)
Residential mortgage loans available-for-sale	59,213	(164,878)	(157,325)
Other assets	(19,413)	24,990	25,286
Accounts payable, accrued and other liabilities	343,779	196,852	1,371
Income taxes	18,124	75,245	44,671

Net cash provided by (used in) operating activities	(301,848)	148,794	(406,687)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	—	—	11,644
Proceeds from the sale of fixed assets	5,023	45,198	18,115
Capital expenditures	(39,120)	(23,700)	(30,196)
Other, net	—	—	1,285

Net cash provided by (used in) investing activities	(34,097)	21,498	848

Cash flows from financing activities:
Payment of senior notes and subordinated notes	(457,511)	(107,576)	(363,391)
Proceeds from borrowings	696,965	578,317	980,306
Repayment of borrowings	(118,168)	(117,256)	(325,714)
Issuance of common stock	39,493	34,597	13,537
Stock repurchases	(18,304)	(4,344)	—
Dividends paid	(13,612)	(9,773)	(8,110)

Net cash provided by financing activities	128,863	373,965	296,628

Effect of exchange rate changes on cash and equivalents	(1,994)	(3,233)	(2,630)
Net increase (decrease) in cash and equivalents	(209,076)	541,024	(111,841)
Cash and equivalents at beginning of year	613,168	72,144	183,985

Cash and equivalents at end of year	$404,092	$613,168	$72,144

Supplemental Cash Flow Information:
Non-cash investing and financing activities:
Issuance of common stock and exchange of stock options in merger	$—	$—	$729,387

Cash paid during the year for:
Interest, net of amount capitalized	$42,885	$48,268	$31,364

Income taxes	$337,590	$165,570	$137,684

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the Company). The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (Del Webb) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (International) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (First Heights), is classified as a discontinued operation (See Note 4). The Company also has a mortgage banking company, Pulte Mortgage LLC (Pulte Mortgage), which is a subsidiary of Pulte Home Corporation.

Effective January 1, 2002, the Company reorganized the structure of its operations within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V. Under the new ownership structure, the Company’s operations in Mexico, which were primarily conducted through joint ventures, have been combined into Pulte Mexico S. de R.L. de C.V. and are 63.8% owned by International. Results for 2002 include joint venture operations for one month and operations as a consolidated entity for eleven months, as the operations in Mexico report on a one-month lag.

Certain amounts previously reported in the 2002 financial statements and notes thereto were reclassified to conform to the 2003 presentation. In addition, all share and per share amounts have been restated to reflect the Company’s two-for-one stock split announced December 11, 2003 and effected January 2, 2004.

Significant accounting policies

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign currency

The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustments have been recorded in other comprehensive income. Realized foreign currency transaction gains and losses are included in the Consolidated Statement of Operations. Realized foreign currency transaction losses were $0.4 million, $0.7 million, and $0.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Significant accounting policies (continued)

Goodwill

On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective. In accordance with SFAS No. 142, the Company does not record amortization expense related to goodwill but reviews it annually for impairment. The following table sets forth reported net income and earnings per share, as adjusted to exclude goodwill amortization:

	Year Ended December 31, 2001
	($000’s omitted, except per share data)
	As Reported	As Adjusted

Income from continuing operations	$302,425	$306,587

Net income	$301,393	$305,555

Per share data:
Basic:
Income from continuing operations	$3.08	$3.12

Net Income	$3.07	$3.11

Diluted:
Income from continuing operations	$3.00	$3.05

Net income	$2.99	$3.04

At December 31, 2003, the majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001. All goodwill relates to the Homebuilding segment, except for $0.7 million which relates to the Financial Services segment. In accordance with SFAS No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter 2003 and determined there to be no impairment of goodwill. There has been no change in the carrying amount of goodwill for the years ended December 31, 2003 and 2002.

Intangible assets

Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets is $163.5 million and $19.8 million, respectively, at December 31, 2003. Amortization expense for the years ended December 31, 2003, 2002, and 2001 was $8.3 million, $8.2 million, and $3.4 million, respectively, and is expected to be approximately $8.3 million in each of the next 5 years.

In accordance with SFAS No. 144, intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Fixed Assets and Depreciation

Fixed assets are recorded at cost. Maintenance and repair costs are charged to earnings as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: Vehicles, three to five years, model and office furniture, two to five years, and equipment, three to ten years. Fixed assets are included in Other Assets and totaled $92.4 million net of accumulated depreciation of $88.8 million at December 31, 2003 and $76.1 million net of $74.3 million at December 31, 2002. Total depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $31.9 million, $31.1 million, and $30.1 million, respectively.

Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties in which the Company has less than a controlling interest. These joint ventures purchase, develop and/or sell land and homes in the United States, Mexico and Puerto Rico. The Company recognizes its share of profits from the sale of lots and homes to other buyers. Profits from lots the Company purchases from the joint ventures are not recognized, but instead are deferred until which time the related homes are sold. At December 31, 2003, the Company had approximately $51.9 million invested in these joint ventures. In the event management of the joint ventures determines that an additional capital infusion is required, the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint venture. The Company has not guaranteed any of the outstanding debt of the joint ventures at December 31, 2003, which approximated $121.4 million.

The Company also owns 22.2% of the capital stock of a mortgage banking company in Mexico. At December 31, 2003, the Company’s investment in this entity was approximately $17.5 million. The Company does not have any purchase or investment commitments to this entity. Furthermore, the Company has not guaranteed any of the indebtedness of this entity, which approximated $1.3 billion at December 31, 2003.

These investments are accounted for under the equity method.

Advertising cost

The Company expenses advertising costs as incurred. For the years ended December 31, 2003, 2002 and 2001, the Company incurred advertising costs of approximately $80.6 million, $78.2 million and $56.8 million, respectively.

Employee benefits

The Company maintains three defined contribution plans that cover substantially all of the Company’s employees. Company contributions to the plans are expensed as paid. The total Company contributions pursuant to the plans were approximately $9.5 million, $7.0 million and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the denominator) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options and restricted stock grants. Any options that have an exercise price greater than the average market price are excluded from the diluted earnings per share calculation. For the years ended December 31, 2003, 2002 and 2001, 78,316, 267,272 and 1,795,500, respectively, of the outstanding stock options were excluded from this calculation.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Fair values of financial instruments

Carrying amounts for financial derivative instruments reported in the balance sheet approximate fair value as the amounts reported are based on current market prices. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.

The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $6.3 million and $7.8 million at December 31, 2003 and 2002, respectively.

The carrying amounts reported in the balance sheet for derivative instruments approximate fair value as the amounts reported are based on current market prices. At December 31, 2003, derivative assets, included in other assets, in the balance sheet, totaled $2.7 million and derivative liabilities, included in accrued and other liabilities, totaled $3.9 million.

The fair values of subordinated debentures and senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

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

Significant accounting policies (continued)

Stock-based compensation (continued)

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: weighted-average dividend yields of .44%, .32% and .39%, expected volatility of 35.3%, 34.9% and 34.8%, weighted-average risk-free interest rates of 3.57%, 3.45% and 4.94%, and weighted-average expected lives of 6.76 years, 6.82 years and 6.97 years.

	Years Ended December 31,
	($000’s omitted, except per share data)

	2003	2002	2001

Net income, as reported	$624,634	$453,645	$301,393
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	8,972	3,096	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11,456)	(11,986)	(14,324)

Pro forma net income	$622,150	$444,755	$287,069

Earnings per share:
Basic-as reported	$5.11	$3.75	$3.07

Basic-pro forma	$5.09	$3.68	$2.93

Diluted-as reported	$4.97	$3.67	$2.99

Diluted-pro forma	$4.95	$3.60	$2.85

The company also recorded compensation expense for restricted stock awards, net of related tax effects, of $9.9 million, $3.2 million, and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

New accounting pronouncements

In November of 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure provisions were effective for the year ended December 31, 2002. The adoption of this interpretation did not have a material effect on the Company’s consolidated results of operations, financial condition, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. With the exception of certain measurement criteria deferred indefinitely by the FASB, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material impact on the Company’s results of operations, financial condition, or cash flows.

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

The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. The Company capitalized interest in the amount of $136.3 million, $123.1 million and $80.4 million and expensed to home cost of sales $78.7 million, $48.7 million and $36.0 million in 2003, 2002 and 2001, respectively.

Major components of the Company’s inventory at December 31, 2003 and 2002 were:

	2003	2002

Homes under construction	$2,124,222	$1,697,348
Land under development	2,876,256	2,243,478
Land held for future development	527,932	352,771

Total	$5,528,410	$4,293,597

Land, not owned, under option agreements

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and is effective no later than the first interim period ending after December 31, 2003 for variable interest entities created prior to February 1, 2003.

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

In applying the provisions of FIN 46, the Company evaluated all post-January 31, 2003 land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate the fair value of the variable interest entity. At December 31, 2003, the Company classified $73.3 million as Land, Not Owned, Under Option Agreements on the balance sheet, representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on the Company’s results of operations or cash flows.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Homebuilding (continued)

Land, not owned, under option agreements (continued)

The Company is in the process of evaluating its land option agreements and other agreements entered into prior to February 1, 2003. Depending on the terms and conditions of these agreements, the Company may be required to consolidate other variable interest entities. This evaluation will be completed by March 31, 2004.

Land held for sale

At December 31, 2003 and 2002, the Company had approximately $251.2 million and $226.1 million of land held for sale classified as other assets in the Consolidated Balance Sheets related to the Company’s Homebuilding segment. Land held for sale is recorded at the lower of cost or fair value less costs to sell.

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

Changes to the Company’s allowance for warranties for the years ended December 31, 2003 and 2002, are as follows ($000’s omitted):

	2003	2002

January 1	$51,973	$40,866
Warranty reserves provided	84,669	70,966
Payments and other adjustments	(74,426)	(59,859)

December 31	$62,216	$51,973

Revenues

Homebuilding revenues are recorded when the sales of homes are completed and ownership has transferred to the customer. Unfunded settlements are deposits in transit on homes for which the sale was completed.

Start-up costs

Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

Financial Services

Mortgage servicing rights

The Company allocates the cost of mortgage loans originated and purchased between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold.

The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, generally less than four months, the Company does not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 days after sale or securitization. The Company establishes reserves for this liability, included in accrued and other liabilities, at the time the sale is recorded. During 2003, 2002 and 2001, total servicing rights recognized were $36.7 million, $35.7 million, and $36.2 million, respectively, which are reflected in net gains from the sale of mortgages.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Financial Services (continued)

Residential mortgage loans available-for-sale

Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $1.6 million and $1.5 million at December 31, 2003 and 2002, respectively. These discounts are not amortized as interest revenue during the period the loans are held for sale.

Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans. During 2003, 2002 and 2001, net gains from the sale of mortgages were $64.4 million, $62.4 million and $41.9 million, respectively, which have been included in Financial Services revenue.

Interest income on mortgage loans

Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Mortgage servicing, origination and commitment fees

Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.

Derivative instruments and hedging activities

The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.

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

Market risks arise from movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. When the Company commits to lend to the borrower (interest rate is locked to the borrower), the Company enters into one of the aforementioned derivative financial instruments. The change in the value of the loan commitment and the derivative financial instrument is recognized in current earnings during the period of change. At December 31, 2003, commitments by Pulte Mortgage to originate mortgage loans totaled $201.5 million at interest rates prevailing at the date of commitment.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Basis of presentation and significant accounting policies (continued)

Significant accounting policies (continued)

Financial Services (continued)

Derivative instruments and hedging activities (continued)

Cash forward placement contracts on mortgage-back securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash by offsetting the position, or through the delivery of the financial instrument. Options on treasury futures contracts and options on mortgage-backed securities grant the purchaser, for a premium payment, the right to either purchase or sell a specified treasury futures contract or a specified mortgage-backed security, respectively, for a specified price within a specified period of time or on a specified date from or to the writer of the option.

Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2003, Pulte Mortgage had unexpired cash forward contracts and whole loan investor commitments of $668.8 million. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used as cross hedges on various loan product types and to protect the Company in a volatile interest rate environment from unexpected increases, cancellations or modifications in lending commitments.

Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of Pulte Mortgage. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

The Company hedges portions of its forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. During the year ended December 31, 2003, the Company did not recognize any net gains or losses related to an ineffective portion of the hedging instrument. In addition, the Company did not recognize any net gains or losses during the year ended December 31, 2003, for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2003, the Company expects to reclassify $0.2 million net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information

The Company’s operations are classified into two reportable segments, Homebuilding and Financial Services and one non-operating segment, Corporate.

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

Corporate is a non-operating segment that supports the operations of the Company’s subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative functions to support the Company as a publicly traded entity listed on the New York Stock Exchange.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,

	2003	2002	2001

Revenues:
Homebuilding	$8,929,798	$7,363,989	$5,309,829
Financial Services	115,847	106,628	77,222
Corporate	3,281	1,202	2,210

Total revenues	9,048,926	7,471,819	5,389,261

Cost of sales (a):
Homebuilding	7,068,520	5,918,524	4,291,943

Selling, general and administrative:
Homebuilding	863,077	699,498	493,948
Financial Services	45,867	38,826	35,467
Corporate	45,235	29,417	15,443

Total selling, general and administrative	954,179	767,741	544,858

Interest (a):
Financial Services	7,386	6,753	9,079
Corporate	42,645	39,416	36,471

Total interest	50,031	46,169	45,550

Other (income) expense, net:
Homebuilding	28,551	28,644	20,921
Corporate	(9,248)	(5,663)	7,748

Total other expense, net	19,303	22,981	28,669

Total costs and expenses	8,092,033	6,755,415	4,911,020

Equity income:
Homebuilding	32,511	6,744	9,274
Financial Services	6,252	5,674	4,272

Total equity income	38,763	12,418	13,546

Income (loss) before income taxes:
Homebuilding	1,002,161	724,067	512,291
Financial Services	68,846	66,723	36,948
Corporate	(75,351)	(61,968)	(57,452)

Total income before income taxes	$995,656	$728,822	$491,787

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $78.7 million, $48.7 million, and $36.0 million for the years ended December 31, 2003, 2002, and 2001, respectively, have been reclassified to cost of sales. The reclassifications had no impact on reported net earnings.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Supplemental Operating Data by Geographic Region
	($000’s omitted)
	Years Ended December 31,

	2003	2002	2001

Revenues:
Domestic United States	$8,820,789	$7,275,745	$5,354,092
International	228,137	196,074	35,169

Total revenues	9,048,926	7,471,819	5,389,261

Cost of sales (a):
Domestic United States	6,885,249	5,761,468	4,261,006
International	183,271	157,056	30,937

Total cost of sales	7,068,520	5,918,524	4,291,943

Selling, general and administrative:
Domestic United States	912,639	734,408	534,315
International	41,540	33,333	10,543

Total selling, general and administrative	954,179	767,741	544,858

Interest (a):
Domestic United States	50,031	46,169	45,550

Other (income) expense, net:
Domestic United States	16,436	19,570	28,689
International	2,867	3,411	(20)

Total other expense, net	19,303	22,981	28,669

Total costs and expenses	8,092,033	6,755,415	4,911,020

Equity income:
Domestic United States	35,297	3,897	5,676
International	3,466	8,521	7,870

Total equity in income of joint ventures	38,763	12,418	13,546

Income before income taxes	$995,656	$728,822	$491,787

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $78.7 million, $48.7 million, and $36.0 million for the years ended December 31, 2003, 2002, and 2001, respectively, have been reclassified to cost of sales. The reclassifications had no impact on reported net earnings.

	Asset Data by Segment ($000’s omitted)

		Financial
	Homebuilding	Services	Corporate	Total

At December 31, 2003:
Inventory	$5,601,666	$—	$—	$5,601,666

Total assets	7,305,447	584,976	172,929	$8,063,352

At December 31, 2002:
Inventory	$4,293,597	$—	$—	$4,293,597

Total assets	6,075,734	714,274	82,079	$6,872,087

	Supplemental Asset Data by Geographic Region ($000’s omitted)

	Domestic
	United States	International	Total

At December 31, 2003:
Inventory	$5,427,716	$173,950	$5,601,666

Total assets	7,834,374	228,978	$8,063,352

At December 31, 2002:
Inventory	$4,143,827	$149,770	$4,293,597

Total assets	6,690,284	181,803	$6,872,087

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Del Webb merger

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

This merger expanded and supported the Company’s leadership position. In particular, the Company believes the merger strengthened its position among active adult homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered purchasing leverage, and enhanced overall competitive position.

The merger was accounted for using the purchase method of accounting. Approximately 16.8 million shares were issued and assigned an approximate accounting value of $42.74 per share based on the average closing price of the Company’s stock for the five trading days ended July 26, 2001. The components of the purchase price and allocation are as follows ($000’s omitted):

Consideration and merger costs:

Stock issued to Del Webb stockholders	$720,111
Cash paid to Del Webb stock option and restricted stockholders	29,498
Fair value of stock options exchanged	9,276
Cash paid for certain change-in-control and consulting arrangements	52,709
Other transaction costs	22,389

Total purchase price		$833,983

Purchase price allocation:

Inventory	$1,522,797
Other assets	387,301
Trademarks and tradenames	163,000
Accounts payable and other	(494,029)
Unsecured short-term borrowings	(300,000)
Subordinated notes	(729,096)	549,973

Goodwill		$284,010

This goodwill, which is not deductible for tax purposes, was allocated solely to the homebuilding segment. Trademarks and tradenames are being amortized on a straight-line basis over a period of 20 years.

Del Webb operations have been included in the consolidated results since July 31, 2001. The following table presents a summary of the unaudited pro forma operating results for the Company assuming that the merger with Del Webb occurred on January 1, 2001.

Year Ended
December 31, 2001
(Unaudited)

Revenues ($000’s omitted)	$6,494,795

Income from continuing operations ($000’s omitted)	$336,856

Basic earnings per share	$5.73

Diluted earnings per share	$5.62

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Del Webb merger (continued)

The pro forma information presented does not purport to be indicative of the results of operations that would have actually been reported had the merger occurred on January 1, 2001. For the purposes of the above pro-forma information presented and in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized for transactions occurring subsequent to June 30, 2001. As such, operations presented do not include amortization of the goodwill recognized in the Del Webb merger.

4.	Discontinued operations

In September 1988, substantially all of the assets, business operations and certain liabilities of five Texas-based insolvent thrifts were acquired by First Heights. Assistance with each acquisition was provided by the Federal Savings and Loan Insurance Corporation (FSLIC) pursuant to an Assistant Agreement.

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

First Heights’ day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government, discussed in Note 11, and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

Revenues of discontinued operations were $6,000, $17,000 and $29,000 for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, discontinued thrift operations reported after-tax gains of $7.3 million and $9.0 million and an after-tax loss of $1.0 million, respectively. The after-tax gains for the years ended December 31, 2003 and 2002 include approximately $7.9 million and $10.0 million, respectively, of income related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Other financing arrangements

Corporate/Homebuilding

Effective October 1, 2003, Pulte Homes, Inc. replaced its $570 million revolving credit facility with an $850 million facility that includes the capacity to issue letters of credit up to $500 million. Borrowing availability on this line is reduced by the amount of letters of credit outstanding. This new credit facility expires October 1, 2008. The bank credit agreement contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio as defined in the agreement of 50%. The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2003	2002	2001

Available credit lines at year-end	$850,000	$570,000	$560,000
Unused credit lines at year-end	$693,000	$570,000	$450,000
Maximum amount outstanding at the end of any month	$—	$245,000	$334,000
Average monthly indebtedness	$2,000	$92,000	$72,000
Range of interest rates during the year	2.08 to 4.25%	2.56 to 4.75%	2.65 to 6.81%
Weighted-average rate at year-end	2.22%	2.78%	3.79%

In addition, the Company’s operating entity in Argentina entered into a $3 million revolving credit facility in October 2002 to provide an additional financial resource to support the operations. Pulte Homes, Inc. has guaranteed the credit facility. There was $2 million outstanding under this facility at December 31, 2003.

At December 31, 2003, other financing included limited recourse collateralized financing arrangements totaling $83.3 million. These financing arrangements have maturities ranging primarily from one to four years, a weighted average interest rate of 4.31%, are generally collateralized by certain land positions and have no recourse to any other assets. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.

Financial Services

Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

During 2003, Pulte Mortgage replaced and expanded its $175 million revolving credit facility with a $310 million facility and replaced its $325 million asset-backed commercial paper program with a $550 million program. The revolving credit facility expires in March 2005 and the asset-backed commercial paper program can be extended to August 2005. During the three years ended December 31, 2003, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements contain restrictive covenants, the most restrictive of which requires Pulte Mortgage to maintain a minimum tangible net worth of $30 million.

The following is aggregate borrowing information ($000’s omitted):

	2003	2002	2001

Available credit lines at year-end	$860,000	$600,000	$450,000
Unused credit lines at year-end	$381,000	$41,000	$40,000
Maximum amount outstanding at the end of any month	$483,000	$559,000	$410,000
Average monthly indebtedness	$391,000	$290,000	$219,000
Range of interest rates during the year	0.45 to 2.31%	0.45 to 2.75%	0.45 to 9.18%
Weighted-average rate at year-end	1.59%	1.91%	2.35%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Senior notes and subordinated notes

The Company’s senior notes and subordinated notes at book value are summarized as follows ($000’s omitted):

	At December 31,

	2003	2002

9.5% unsecured senior notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	$—	$174,934
7% unsecured senior notes, issued by Pulte Homes, Inc. due 2003, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	—	99,960
9.375% senior subordinated notes, issued by Del Webb Corporation, called March 2003 for redemption in May 2003, guaranteed by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	—	162,205
10.25% senior subordinated notes, issued by Del Webb Corporation, called December 2003 for redemption in February 2004, guaranteed by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	77,283	98,461
8.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2004, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc and certain of its 100% owned subsidiaries. See Note 12	111,983	111,949
7.3% unsecured senior notes, issued by Pulte Homes, Inc. due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	124,981	124,970
8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	199,127	199,005
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	495,117	494,671
6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	297,390	—
7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	148,505	148,396
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See Note 12	298,760	298,717
6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. See note 12	397,826	—

	$2,150,972	$1,913,268

Estimated fair value	$2,387,945	$2,006,173

Total senior note and subordinated note principal maturities during the five years after 2003 are as follows: 2004 - $186 million; 2005 - $125 million; 2006 - $0; 2007 - $0; 2008 - $0 and thereafter $1.8 billion.

In January 2004, the Company sold $500 million of 5.25% unsecured senior notes, callable prior to maturity and guaranteed by Pulte Homes, Inc. and certain of its 100% owned subsidiaries. The notes are due 2014.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Shareholders’ equity

In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. Pursuant to this authorization, 790,800 common shares were repurchased at an aggregate cost of approximately $18.2 million in 2003 and 200,000 shares for approximately $4.3 million in 2002. At December 31, 2003, the Company had remaining authorization to purchase common stock aggregating $77.5 million.

On December 11, 2003 the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock split.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,

	2003	2002

Foreign currency translation adjustments:
Argentina	$(24,982)	$(26,876)
Mexico	(13,962)	(6,615)
Change in fair value of derivatives, net of income taxes of $122 in 2003 and $1,204 in 2002	(198)	(1,880)

	$(39,142)	$(35,371)

8.	Stock compensation plans and management incentive compensation

The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plan”); information related to the active plans is as follows:

Shares
Plan Name	Authorized

Employee Plans
Pulte Homes, Inc. 2002 Stock Incentive Plan	6,000,000
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	5,000,000
Pulte Corporation 1995 Stock Incentive Plan for Key Employees	8,000,000
Pulte Corporation 1994 Stock Incentive Plan for Key Employees	4,000,000
Director Plan
2000 Stock Plan for Nonemployee Directors	500,000

As of December 31, 2003, 2,917,350 stock options remain available for grant under the Employee Plans and 206,000 stock options remain available for grant under the Director Plan.

The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to five years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 1,800 shares of common stock and options to purchase an additional 8,000 shares. All options granted are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock compensation plans and management incentive compensation (continued)

A summary of the status of the Company’s stock options for the years ended December 31, 2003, 2002 and 2001 is presented below (000’s omitted except per share data):

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding, beginning of year	12,288	$17	13,078	$14	10,716	$12
Granted	2,001	43	2,780	23	3,866	19
Exercised	(3,135)	(12)	(3,454)	(9)	(1,356)	10
Forfeited	(377)	(22)	(116)	(20)	(148)	12

Outstanding, end of year	10,777	$23	12,288	$17	13,078	$14

Options exercisable at year-end	4,718	$17	5,640	$14	6,676	$10

Weighted-average per share fair value of options granted during the year	$17.59		$9.68		$11.63

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price

$0.00 to 12.99	1,685	4.5	$10	1,682	$10
$13.00 to 20.00	1,610	5.9	$17	755	$16
$20.01 to 31.00	5,491	7.6	$22	2,201	$22
$31.01 to 44.00	1,991	9.9	$43	80	$33

Exclusive of the Employee Plans and Director Plan above, the Company awarded 544,354, 482,482 and 315,922 shares of restricted stock to certain key employees during 2003, 2002, and 2001, respectively. In connection with the restricted stock awards, which cliff vest at the end of three years, the Company recorded compensation expense of $16.0 million, $5.3 million and $1.7 million during 2003, 2002, and 2001, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income taxes

The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,

	2003	2002

Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(89,949)	$(95,732)
Trademarks and tradenames	(54,456)	(59,067)

	(144,405)	(154,799)

Deferred tax assets:
Non-deductible reserves and other	104,491	129,621
Adjustments to the fair value of acquired senior subordinated notes	4,106	7,495
State and other net operating loss carryforwards	19,936	18,935
State and other credit carryforwards	10,779	11,952

	139,312	168,003

Asset valuation allowance	(2,781)	(1,461)

Net deferred tax asset (liability)	$(7,874)	$11,743

The state net operating losses of $62.7 million expire in years 2013 through 2023. International net operating losses of $48,007 will expire in years 2006 through 2013. Net operating losses are generally available to offset the Company’s taxable income in future years. State and other credit carryforwards include a state credit voucher of $10.8 million that is expected to be realized by the Company no later than 2006. Realization of the net deferred tax asset, in certain jurisdictions, is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that, except for the valuation allowance stated, it is more likely than not that the net deferred tax asset will be realized.

Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total

Year ended December 31, 2003
Federal	$334,737	$15,067	$349,804
State and other	23,980	4,550	28,530

	$358,717	$19,617	$378,334

Year ended December 31, 2002
Federal	$221,178	$36,545	$257,723
State and other	23,808	2,690	26,498

	$244,986	$39,235	$284,221

Year ended December 31, 2001
Federal	$179,428	$(7,879)	$171,549
State and other	18,110	(297)	17,813

	$197,538	$(8,176)	$189,362

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2003	2002	2001

Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	2.04	3.20	3.09
Settlement of state tax issues and other	.96	.80	.41

Effective rate	38.00%	39.00%	38.50%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Leases

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

Years Ending December 31,

2004	$32,590
2005	25,682
2006	18,375
2007	14,903
2008	11,452
After 2008	23,401

Total minimum lease payments	$126,403

Net rental expense for the years ended December 31, 2003, 2002 and 2001 was $49.6 million, $48.8 million and $36.5 million, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

11.	Commitments and contingencies

In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $2.6 billion and $1.5 billion at December 31, 2003 and 2002, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $2.1 billion and $982 million at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $1.4 billion.

The Company could be required to repurchase loans sold to investors that have not been underwritten in accordance with the investor guidelines (defective loans). The Company, in the normal course of business, indemnifies investors for defective loans that they have purchased. As of December 31, 2003 and 2002, the Company had been notified of $8.6 million and $8.8 million of defective loans, respectively. The Company assesses the risk of loss on these indemnifications and establishes reserves for them. At December 31, 2003 and 2002, reserves for indemnification on defective loans are reflected in accrued and other liabilities and amounted to $0.3 million.

The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position or cash flows of the Company.

First Heights-related litigation

Pulte Homes, Inc. was a party to three lawsuits relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (FSLIC) and First Heights’ ownership of five failed Texas thrifts. The first lawsuit (the District Court Case) was filed on July 7, 1995, in the United States District Court, Eastern District of Michigan, by the Federal Deposit Insurance Corporation (FDIC) against Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties). The second lawsuit (the Court of Federal Claims Case) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by the Pulte Parties against the United States. The third lawsuit was filed by First Heights on January 10, 2000, in the United States District Court, Eastern District of Michigan against the FDIC regarding the amounts, including interest, the FDIC was obligated to pay First Heights on two promissory notes which had been executed by the FDIC’s predecessor, the FSLIC.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and contingencies (continued)

First Heights-related litigation (continued)

In the District Court Case, the FDIC, as successor to the FSLIC, sought a declaration of rights and other relief related to the Assistance Agreement entered into between First Heights and the FSLIC. The FDIC and the Pulte Parties disagreed about the proper interpretation of provisions in the Assistance Agreement which provide for sharing of certain tax benefits achieved in connection with First Heights’ 1988 acquisition and ownership of the five failed Texas thrifts. The District Court Case also included certain other claims relating to the foregoing, including claims resulting from the Company’s and First Heights’ amendment of a tax sharing and allocation agreement between the Company and First Heights. The Pulte Parties disputed the FDIC’s claims and filed an answer and a counterclaim seeking, among other things, a declaration that the FDIC had breached the Assistance Agreement in numerous respects. On December 24, 1996, the Pulte Parties voluntarily dismissed without prejudice certain of their claims in the District Court Case and, on December 26, 1996, initiated the Court of Federal Claims Case.

In October 2001, the FDIC and the Pulte Parties settled the District Court Case, the related appeal to the Sixth Circuit Court of Appeals and the third lawsuit. As part of this settlement (the Settlement), the First Heights Assistance Agreement was terminated, except that certain tax benefit sharing provisions will continue in effect, and the warrants issued by First Heights to the FDIC were extinguished. The Company does not believe that the claims in the Court of Federal Claims Case are in any way prejudiced by the Settlement.

In the Court of Federal Claims Case, the Pulte Parties assert breaches of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (OBRA). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also assert other claims concerning the contract, including that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.

On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Pulte Parties for breach of contract by enacting Section 13224 of OBRA. In September 2003, the United States Court of Federal Claims issued final judgment that the Pulte Parties had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The United States government and the Pulte Parties filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit in October 2003. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

12.	Supplemental Guarantor information

Pulte Homes, Inc. has the following outstanding senior note obligations at December 31, 2003: (1) $115 million, 8.375%, due 2004, (2) $125 million, 7.3%, due 2005, (3) $150 million, 7.625%, due 2017, (4) $200 million, 8.125%, due 2011, (5) $500 million, 7.875%, due 2011, (6) $300 million, 7.875%, due 2032, (7) $300 million, 6.25%, due 2013, and (8) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). The Company has outstanding $74 million, senior subordinated notes due 2010, which the Company called and will redeem at a price equal to 105.125% in February 2004. Such obligations to pay principal, premium, if applicable, and interest are guaranteed jointly and severally on a senior subordinated basis by the Guarantors. Such guarantees are full and unconditional.

Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by the operations of the combined groups.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$2,949	$305,356	$95,787	$—	$404,092
Unfunded settlements	—	140,431	(18,131)	—	122,300
House and land inventories	—	5,354,460	173,950	—	5,528,410
Land, not owned, under option agreements	—	73,256	—	—	73,256
Residential mortgage loans available-for-sale	—	—	541,126	—	541,126
Land held for sale	—	251,237	—	—	251,237
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	143,704	—	—	143,704
Other assets	81,145	501,052	109,337	—	691,534
Investment in subsidiaries	6,618,888	74,738	1,352,274	(8,045,900)	—

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$149,572	$1,547,241	$200,892	$—	$1,897,705
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	479,287	—	479,287
Income taxes	79,391	—	—	—	79,391
Deferred income tax liability	(8,799)	—	16,673	—	7,874
Senior notes and subordinated notes	2,073,689	77,283	—	—	2,150,972
Advances (receivable) payable - subsidiaries	961,006	(1,124,437)	163,431	—	—

Total liabilities	3,254,859	500,087	860,283	—	4,615,229

Shareholders’ Equity:
Common stock	1,252	—	7,823	(7,823)	1,252
Additional paid-in capital	1,015,991	5,381,553	1,170,349	(6,551,902)	1,015,991
Unearned compensation	(656)	—	—	—	(656)
Accumulated other comprehensive loss	(39,142)	(2,706)	(39,142)	41,848	(39,142)
Retained earnings	2,470,678	1,272,293	255,730	(1,528,023)	2,470,678

Total shareholders’ equity	3,448,123	6,651,140	1,394,760	(8,045,900)	3,448,123

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$—	$541,095	$72,073	$—	$613,168
Unfunded settlements	—	66,203	(5,562)	—	60,641
House and land inventories	—	4,143,827	149,770	—	4,293,597
Residential mortgage loans available-for- sale	—	—	600,339	—	600,339
Land held for sale	—	226,054	—	—	226,054
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	151,954	—	—	151,954
Other assets	54,295	457,805	94,798	—	606,898
Deferred income taxes	27,784	—	(16,041)	—	11,743
Investment in subsidiaries	3,553,786	93,710	1,809,031	(5,456,527)	—

	$3,635,865	$5,987,641	$2,705,108	$(5,456,527)	$6,872,087

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$125,941	$1,281,648	$141,174	$—	$1,548,763
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	559,621	—	559,621
Income taxes	90,009	—	—	—	90,009
Senior notes and subordinated notes	1,652,602	260,666	—	—	1,913,268
Advances (receivable) payable - subsidiaries	(993,113)	768,997	224,116	—	—

Total liabilities	875,439	2,311,311	924,911	—	4,111,661

Shareholders’ Equity:
Common stock	1,222	40,656	52,195	(92,851)	1,222
Additional paid-in capital	932,551	1,977,009	720,923	(2,697,932)	932,551
Unearned compensation	(9,866)	—	—	—	(9,866)
Accumulated other comprehensive loss	(35,371)	—	(35,371)	35,371	(35,371)
Retained earnings	1,871,890	1,658,665	1,042,450	(2,701,115)	1,871,890

Total shareholders’ equity	2,760,426	3,676,330	1,780,197	(5,456,527)	2,760,426

	$3,635,865	$5,987,641	$2,705,108	$(5,456,527)	$6,872,087

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$8,701,661	$228,137	$—	$8,929,798
Financial Services	—	16,491	99,356	—	115,847
Corporate	42	2,602	637	—	3,281

Total revenues	42	8,720,754	328,130	—	9,048,926

Expenses:
Homebuilding:
Cost of sales	—	6,885,249	183,271	—	7,068,520
Selling, general and administrative and other expense	10,910	829,871	50,847	—	891,628
Financial Services, principally interest	—	4,851	48,402	—	53,253
Corporate, net	83,637	(4,816)	(189)	—	78,632

Total expenses	94,547	7,715,155	282,331	—	8,092,033

Other Income:
Equity income	—	30,913	7,850	—	38,763

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(94,505)	1,036,512	53,649	—	995,656
Income taxes (benefit)	(38,465)	396,090	20,709	—	378,334

Income (loss) from continuing operations before equity in income of subsidiaries	(56,040)	640,422	32,940	—	617,322
Income from discontinued operations	7,312	—	—	—	7,312

Income (loss) before equity in net income of subsidiaries	(48,728)	640,422	32,940	—	624,634

Equity in net income of subsidiaries:
Continuing operations	673,362	34,481	231,826	(939,669)	—
Discontinued operations	—	—	—	—	—

	673,362	34,481	231,826	(939,669)	—

Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$7,167,915	$196,074	$—	$7,363,989
Financial Services	—	15,004	91,624	—	106,628
Corporate	164	1,038	—	—	1,202

Total revenues	164	7,183,957	287,698	—	7,471,819

Expenses:
Homebuilding:
Cost of sales	—	5,761,468	157,056	—	5,918,524
Selling, general and administrative and other expense	8,661	682,737	36,744	—	728,142
Financial Services, principally interest	—	4,445	41,134	—	45,579
Corporate, net	63,036	281	(147)	—	63,170

Total expenses	71,697	6,448,931	234,787	—	6,755,415

Other Income:
Equity income	—	3,897	8,521	—	12,418

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(71,533)	738,923	61,432	—	728,822
Income taxes (benefit)	(28,302)	288,111	24,412	—	284,221

Income (loss) from continuing operations before equity in income of subsidiaries	(43,231)	450,812	37,020	—	444,601
Income from discontinued operations	9,042	—	2	—	9,044

Income (loss) before equity in net income of subsidiaries	(34,189)	450,812	37,022	—	453,645

Equity in net income of subsidiaries:
Continuing operations	487,832	33,310	297,229	(818,371)	—
Discontinued operations	2	—	—	(2)	—

	487,834	33,310	297,229	(818,373)	—

Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Revenues:
Homebuilding	$—	$5,274,660	$35,169	$—	$5,309,829
Financial Services	—	10,073	67,149	—	77,222
Corporate	189	2,021	—	—	2,210

Total revenues	189	5,286,754	102,318	—	5,389,261

Expenses:
Homebuilding:
Cost of sales	—	4,261,006	30,937	—	4,291,943
Selling, general and administrative and other expense	2,873	501,519	10,477	—	514,869
Financial Services, principally interest	—	2,996	41,550	—	44,546
Corporate, net	51,940	9,280	(1,558)	—	59,662

Total expenses	54,813	4,774,801	81,406	—	4,911,020

Other Income:
Equity income	—	5,676	7,870	—	13,546

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(54,624)	517,629	28,782	—	491,787
Income taxes (benefit)	(26,779)	199,369	16,772	—	189,362

Income (loss) from continuing operations before equity in income of subsidiaries	(27,845)	318,260	12,010	—	302,425
Income (loss) from discontinued operations	87	—	(1,119)	—	(1,032)

Income (loss) before equity in net income of subsidiaries	(27,758)	318,260	10,891	—	301,393

Equity in net income (loss) of subsidiaries:
Continuing operations	330,270	16,599	253,898	(600,767)	—
Discontinued operations	(1,119)	—	—	1,119	—

	329,151	16,599	253,898	(599,648)	—

Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(673,362)	(34,481)	(231,826)	939,669	—
Amortization and depreciation	—	36,410	3,750	—	40,160
Stock-based compensation expense	30,515	—	—	—	30,515
Deferred income taxes	18,985	—	632	—	19,617
Other, net	1,150	(2,912)	(2,421)	—	(4,183)
Increase (decrease) in cash due to:
Inventories	—	(1,377,875)	(36,419)	—	(1,414,294)
Residential mortgage loans available-for-sale	—	—	59,213	—	59,213
Other assets	(26,850)	13,306	(5,869)	—	(19,413)
Accounts payable, accrued and other liabilities	18,222	260,790	64,767	—	343,779
Income taxes	(145,718)	162,014	1,828	—	18,124

Net cash provided by (used in) operating activities	(152,424)	(267,845)	118,421	—	(301,848)

Dividends received from subsidiaries	1,107,549	16,000	1,069,503	(2,193,052)	—
Investment in subsidiaries	(3,497,651)	(1,910)	—	3,499,561	—
Advances from affiliates	106,461	—	—	(106,461)	—
Proceeds from sale of fixed assets	—	5,023	—	—	5,023
Capital expenditures	—	(28,405)	(10,715)	—	(39,120)

Net cash provided by (used in) investing activities	(2,283,641)	(9,292)	1,058,788	1,200,048	(34,097)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(275,000)	$(182,511)	$—	$—	$(457,511)
Proceeds from borrowings	694,937	—	2,028	—	696,965
Repayment of borrowings	—	(35,230)	(82,938)	—	(118,168)
Capital contributions from parent	—	3,472,607	26,954	(3,499,561)	—
Advances (to) from affiliates	2,011,500	(2,105,919)	(12,042)	106,461	—
Issuance of common stock	39,493	—	—	—	39,493
Stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(13,612)	(1,107,549)	(1,085,503)	2,193,052	(13,612)

Net cash provided by (used in) financing activities	2,439,014	41,398	(1,151,501)	(1,200,048)	128,863

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,994)	—	(1,994)
Net increase (decrease) in cash and equivalents	2,949	(235,739)	23,714	—	(209,076)
Cash and equivalents at beginning of year	—	541,095	72,073	—	613,168

Cash and equivalents at end of year	$2,949	$305,356	$95,787	$—	$404,092

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(487,834)	(33,310)	(297,229)	818,373	—
Amortization and depreciation	—	36,542	2,709	—	39,251
Stock based compensation expense	10,387	—	—	—	10,387
Deferred income taxes	39,235	—	—	—	39,235
Other, net	1,042	(3,410)	(7,386)	—	(9,754)
Increase (decrease) in cash due to:
Inventories	—	(465,051)	(51,128)	—	(516,179)
Residential mortgage loans available-for-sale	—	—	(164,878)	—	(164,878)
Other assets	(926)	39,254	(13,338)	—	24,990
Accounts payable, accrued and other liabilities	(6,359)	157,754	45,457	—	196,852
Income taxes	(52,405)	122,421	5,229	—	75,245

Net cash provided by (used in) operating activities	(43,215)	338,322	(146,313)	—	148,794

Dividends received from subsidiaries	232,000	23,500	—	(255,500)	—
Investment in subsidiaries	(1,228,780)	(1,331)	—	1,230,111	—
Advances (to) from affiliates	1,844,046	248,458	33,946	(2,126,450)	—
Proceeds from sale of fixed assets	—	45,502	(304)	—	45,198
Capital expenditures	—	(18,863)	(4,837)	—	(23,700)

Net cash provided by (used in) investing activities	847,266	297,266	28,805	(1,151,839)	21,498

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(1,437)	$(106,139)	$—	$—	$(107,576)
Proceeds from borrowings	298,707	132,599	147,011	—	578,317
Repayment of borrowings	(110,000)	—	(7,256)	—	(117,256)
Capital contributions from parent	—	1,196,038	34,073	(1,230,111)	—
Advances (to) from affiliates	(1,027,422)	(1,118,634)	19,606	2,126,450	—
Issuance of common stock	34,597	—	—	—	34,597
Stock repurchases	(4,344)	—	—	—	(4,344)
Dividends paid	(9,773)	(232,000)	(23,500)	255,500	(9,773)

Net cash provided by (used in) financing activities	(819,672)	(128,136)	169,934	1,151,839	373,965

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,233)	—	(3,233)
Net increase (decrease) in cash and equivalents	(15,621)	507,452	49,193	—	541,024
Cash and equivalents at beginning of year	15,621	33,643	22,880	—	72,144

Cash and equivalents at end of year	$—	$541,095	$72,073	$—	$613,168

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from operating activities:
Net income	$301,393	$334,859	$264,789	$(599,648)	$301,393
Adjustments to reconcile net income to net cash flows used in operating activities:
Equity in income of subsidiaries	(329,151)	(16,599)	(253,898)	599,648	—
Amortization and depreciation	—	31,026	1,358	—	32,384
Stock based compensation expense	1,699	(1,385)	—	—	314
Deferred income taxes	(8,176)	—	—	—	(8,176)
Other, net	746	173	(934)	—	(15)
Increase (decrease) in cash due to:
Inventories	—	(622,835)	(23,755)	—	(646,590)
Residential mortgage loans available-for-sale	—	—	(157,325)	—	(157,325)
Other assets	(12,233)	74,203	(36,684)	—	25,286
Accounts payable, accrued and other liabilities	7,354	(25,864)	19,881	—	1,371
Income taxes	(26,594)	67,523	3,742	—	44,671

Net cash used in operating activities	(64,962)	(158,899)	(182,826)	—	(406,687)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(10,963)	22,607	—	—	11,644
Dividends received from subsidiaries	200,000	1,000	200,000	(401,000)	—
Investment in subsidiaries	(24,250)	(994)	—	25,244	—
Advances to affiliates	(899,170)	(915,963)	(34,590)	1,849,723	—
Proceeds from sale of fixed assets	—	18,115	—	—	18,115
Capital expenditures	—	(27,091)	(3,105)	—	(30,196)
Other, net	—	—	1,285	—	1,285

Net cash provided by (used in) investing activities	(734,383)	(902,326)	163,590	1,473,967	848

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2001
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

Cash flows from financing activities:
Payment of senior notes and subordinated notes	$—	$(356,391)	$(7,000)	$—	$(363,391)
Proceeds from borrowings	804,248	797	175,261	—	980,306
Repayment of borrowings	—	(320,167)	(5,547)	—	(325,714)
Capital contributions from parent	—	24,250	994	(25,244)	—
Advances from affiliates	5,291	1,812,519	31,913	(1,849,723)	—
Issuance of common stock	13,537	—	—	—	13,537
Dividends paid	(8,110)	(200,000)	(201,000)	401,000	(8,110)

Net cash provided by (used in) financing activities	814,966	961,008	(5,379)	(1,473,967)	296,628

Effect of exchange rate changes on cash and cash equivalents	—	—	(2,630)	—	(2,630)
Net increase (decrease) in cash and equivalents	15,621	(100,217)	(27,245)	—	(111,841)
Cash and equivalents at beginning of year	—	133,860	50,125	—	183,985

Cash and equivalents at end of year	$15,621	$33,643	$22,880	$—	$72,144

REPORT OF MANAGEMENT

We, the management of Pulte Homes, Inc., are responsible for the integrity and objectivity of the accompanying consolidated financial statements and related information. The statements were prepared in accordance with accounting principles generally accepted in the United States, and, as such, include amounts that are based on our best judgments and estimates.

We maintain a system of internal accounting and disclosure controls designed to provide reasonable assurance that assets are safeguarded and that transactions and events are recorded properly and that accounting records may be relied upon for the preparation of the consolidated financial statements and other financial information. While the Company is organized on the principle of decentralized management, appropriate control measures are also evidenced by well-defined organizational responsibilities, management selection, development and evaluation processes, communication techniques, financial planning and reporting systems and formalized procedures. In addition, internal auditors monitor the operation of our internal control system and report findings and recommendations to management and the Audit Committee, and corrective actions are taken to remedy deficiencies if and when they are identified.

Ernst & Young LLP, independent auditors, is engaged to audit our consolidated financial statements. Ernst & Young LLP maintains an understanding of our internal controls and conducts such tests and other auditing procedures considered necessary in the circumstances to express their opinion on our consolidated financial statements in the report that follows.

Our Audit Committee of the Board of Directors is composed solely of independent directors with the financial knowledge and experience to provide oversight. We review internal control matters and key accounting and financial reporting issues with the Audit Committee on a regular basis. In addition, the independent auditors, management and internal auditors regularly meet in private sessions with our Audit Committee to discuss the results of their work including observations on the adequacy of internal financial controls, the quality of financial reporting, confirm that they are properly discharging their responsibilities and other relevant matters.

We are committed to providing timely, accurate and understandable information to our shareholders.

/s/ Richard J. Dugas, Jr.	/s/ Roger A. Cregg

Richard J. Dugas, Jr. President and Chief Executive Officer	Roger A. Cregg Executive Vice President and Chief Financial Officer

/s/ Vincent J. Frees

Vincent J. Frees Vice President and Controller

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, the Company changed in 2003 its method of accounting for stock options and in 2002 its method of accounting for goodwill.

/s/ Ernst & Young LLP

Detroit, Michigan
January 23, 2004

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2003
Homebuilding:
Revenues	$1,523,439	$1,925,711	$2,373,364	$3,107,284	$8,929,798
Income before income taxes	137,412	198,021	263,885	402,843	1,002,161
Financial Services:
Revenues	$27,596	$31,774	$25,851	$30,626	$115,847
Income before income taxes	17,116	20,858	13,381	17,491	68,846
Corporate:
Revenues	$1,555	$700	$588	$438	$3,281
Loss before income taxes	(15,369)	(22,046)	(17,601)	(20,335)	(75,351)
Consolidated results:
Revenues	$1,552,590	$1,958,185	$2,399,803	$3,138,348	$9,048,926
Income from continuing operations before income taxes	139,159	196,833	259,665	399,999	995,656
Income taxes	52,858	74,833	98,630	152,013	378,334
Income from continuing operations	86,301	122,000	161,035	247,986	617,322
Income (loss) from discontinued operations	(164)	(283)	7,851	(92)	7,312
Net income	$86,137	$121,717	$168,886	$247,894	$624,634
Per share data (a):
Basic:
Income from continuing operations	$.71	$1.00	$1.32	$2.01	$5.05
Income (loss) from discontinued operations	—	—	.06	—	.06
Net income	$.71	$1.00	$1.38	$2.01	$5.11
Weighted-average common shares outstanding	121,426	121,506	122,248	123,444	122,162
Assuming dilution:
Income from continuing operations	$.70	$.98	$1.28	$1.95	$4.91
Income (loss) from discontinued operations	—	—	.06	—	.06
Net income	$.69	$.97	$1.34	$1.94	$4.97
Adjusted weighted-average common shares and effect of dilutive securities	124,078	124,994	125,777	127,463	125,730

(a)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock split announced on December 11, 2003 and effected January 2, 2004.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total

2002
Homebuilding:
Revenues	$1,355,605	$1,661,670	$1,831,317	$2,515,397	$7,363,989
Income before income taxes	115,334	146,522	180,180	282,031	724,067
Financial Services:
Revenues	$23,024	$23,842	$27,836	$31,926	$106,628
Income before income taxes	12,254	16,162	19,168	19,139	66,723
Corporate:
Revenues	$112	$51	$353	$686	$1,202
Loss before income taxes	(15,054)	(14,462)	(13,254)	(19,198)	(61,968)
Consolidated results:
Revenues	$1,378,741	$1,685,563	$1,859,506	$2,548,009	$7,471,819
Income from continuing operations before income taxes	112,534	148,222	186,094	281,972	728,822
Income taxes	43,894	57,814	72,585	109,928	284,221
Income from continuing operations	68,640	90,408	113,509	172,044	444,601
Income (loss) from discontinued operations	(528)	(205)	9,937	(160)	9,044
Net income	$68,112	$90,203	$123,446	$171,884	$453,645
Per share data (a):
Basic:
Income from continuing operations	$.57	$.75	$.93	$1.42	$3.68
Income (loss) from discontinued operations	—	—	.08	—	.07
Net income	$.57	$.75	$1.02	$1.41	$3.75
Weighted-average common shares outstanding	119,726	121,001	121,584	121,552	120,906
Assuming dilution:
Income from continuing operations	$.56	$.72	$.92	$1.39	$3.60
Income (loss) from discontinued operations	—	—	.08	—	.07
Net income	$.55	$.72	$1.00	$1.39	$3.67
Adjusted weighted-average common shares and effect of dilutive securities	122,944	124,718	123,900	123,649	123,492

(a)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock split announced on December 11, 2003 and effected January 2, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This Item is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors is contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders (2004 Proxy Statement) under the caption “Election of Directors” and under the caption “Board of Directors,” incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2004 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” incorporated herein by this reference. Information required by this Item with respect to our code of ethics is contained in the 2004 Proxy Statement under the caption “Code of Ethics / Business Practices Policy,” incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the 2004 Proxy Statement under the caption “Compensation of Named Executive Officers” incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table provides information as of December 31, 2003, with respect to our shares of common stock that may be issued under our existing equity compensation plans:

Number of Common Shares
Remaining Available for
	Number of Common		Future Issuance Under Equity
	Shares to be Issued	Weighted-Average	Compensation Shares
	Upon Exercise of	Exercise Price of	(excluding Common Shares
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by stockholders	10,776,764	$23.38	3,123,350
Equity compensation plans not approved by stockholders	—	—	—

Total	10,776,764	$23.38	3,123,350

     All other Information required by this Item is contained in the 2004 Proxy Statement under the caption “Beneficial Ownership of Significant Shareholders,” under the caption “Election of Directors” and under the caption “Board of Directors,” incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the 2004 Proxy Statement under the caption “Compensation of Named Executive Officers” incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this Item is contained in the 2004 Proxy Statement under the captions “Approval Policies for Services Provided by the Independent Auditors” and “Other Important Committee Activities” incorporated herein by reference.

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

(2)	Exhibits

Exhibit Number and Description
(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4, Registration No. 33-62518).

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, Registration No. 33-62518).

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3(b) to our Annual Report on 10-K for the year ended December 31, 2002).

(4)	(a)	Senior Note Indenture dated as of December 31, 1993, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and NationsBank of Georgia, National Association, as Trustee, including Form of Senior Guarantee, covering Pulte Corporation’s 8.375% unsecured senior notes due 2004 ($112,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Registration No. 33-71742).

	(b)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 to our Current Report on Form 8-K dated October 20, 1995).

Exhibit Number and Description
(4)	(c)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 6, 1997).

	(d)	Indenture Supplement dated August 27, 1997, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 6, 1997).

	(e)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 1998).

	(f)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 1998).

	(g)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 3, 1999).

	(h)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 3, 1999).

	(i)	Indenture Supplement dated April 3, 2000, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(j)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(k)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., the Bank of New York and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(l)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(m)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(n)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(o)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

Exhibit Number and Description
(4)	(p)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(q)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative. (Incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(r)	Form of Pulte Homes, Inc. Guarantee Agreement. (Incorporated by reference to Exhibit 4.32 to our Registration Statement on Form S-3, Registration No. 333-86806).

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with the Proxy Statement dated April 3, 1990 and as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-40102).

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-98944).

	(c)	1995 Stock Incentive Plan for Key Employees. (Incorporated by reference to our Proxy Statement dated March 31, 1995, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-99218).

	(d)	1997 Stock Plan for Nonemployee Directors. (Filed with Proxy Statement on March 27, 1998 and as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-51019).

	(e)	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders Identified Herein, and Bank One, NA, as Administrative Agent, dated as of October 1, 2003. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(f)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee. (Filed herewith)

	(g)	Long Term Incentive Plan. (Incorporated by reference to our Proxy Statement dated March 31, 2000).

	(h)	Employment Separation Agreement and Release of all Liability, dated May 11, 2001, between Pulte Corporation and Robert K. Burgess. (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, Registration No. 33-62518).

	(i)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66286).

	(j)	Pulte Corporation 2000 Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66284).

	(k)	Pulte Homes, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to our Proxy Statement dated April 15, 2002).

	(l)	Del Webb Corporation Director Stock Plan. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(m)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan. (Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(n)	Del Webb Corporation 1995 Director Stock Plan. (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, Registration No. 33-66322).

Exhibit Number and Description
(10)	(o)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan. (Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(p)	Employment Separation Agreement and Release of Liability, dated January 17, 2003, between Pulte Homes, Inc. and Michael A. O’Brien. (Incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended December 31, 2002).

	(q)	Employment Separation Agreement and Release of All Liability, dated as of May 13, 2003, between Pulte Homes, Inc. and Mark J. O’Brien. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(r)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(s)	Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 23, 2002, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(t)	Amended and Restated Loan Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, Credit Lyonnais New York Branch, Bank One, NA (Main Office Chicago), Lloyds TSB Bank PLC and Pulte Mortgage Corporation. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(u)	Amended and Restated Collateral Agency Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Credit Lyonnais New York Branch and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(v)	Omnibus Amendment, dated as of December 31, 2002, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Pulte Homes, Inc., Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(w)	Second Omnibus Amendment, dated as of August 25, 2003, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Credit Lyonnais New York Branch, Atlantic Asset Securitization Corp., Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation, Lloyds TSB Bank PLC and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(x)	Third Omnibus Amendment, dated as of September 30, 2003, by and among Pulte Funding, Inc., Pulte Mortgage LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(y)	Fourth Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, among Pulte Mortgage LLC, as the Borrower, the banks identified on the signature pages hereof, as the Lenders, and Bank One, NA, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(z)	First Amendment to Credit Agreement, made as of July 31, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Increasing Lender, and Bank One, NA, as Agent. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number and Description
(10)	(aa)	Second Amendment to Credit Agreement, made as of October 6, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent, and Bank One, NA, Bank of America, N.A. and Credit Lyonnais New York Branch, as the Supplemental Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(ab)	Third Amendment to Credit Agreement, made as of October 27, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and Washington Mutual Bank, FA and National City Bank of Kentucky, as the Supplemental Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(ac)	Third Amended and Restated Security and Collateral Agency Agreement, dated as of March 31, 2003, by and among Pulte Mortgage LLC, Bank One, NA and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ).

	(ad)	Fourth Amendment to Credit Agreement, made as of November 7, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and LaSalle Bank National Association, as Supplemental Lender. (Filed herewith)

(21)		Subsidiaries of the Registrant. (Filed herewith)

(23)		Consent of Independent Auditors. (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)	(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

	(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation. (Incorporated by reference to Exhibit 99(a) to our Annual Report on Form 10-K for the year ended December 31, 2001).

(b)	Reports on Form 8-K

     On November 20, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing the redemption of Del Webb Corporation Senior Subordinated Debentures.

     On December 15, 2003, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing the Board’s approval of a two-for-one stock split.

     On January 9, 2004, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing net new home orders for the three months and the year ended December 31, 2003.

     On January 28, 2004, we furnished a Current Report on Form 8-K, reporting the information required by Item 12 in connection with our press release dated January 28, 2004, announcing our earnings for the year ended December 31, 2003. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.
(Registrant)

February 27, 2004	/s/ Roger A. Cregg	/s/ Vincent J. Frees

	Roger A. Cregg Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Vincent J. Frees Vice President and Controller (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte William J. Pulte	Chairman of the Board of Directors	February 27, 2004

/s/ Richard J. Dugas, Jr.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 27, 2004
Richard J. Dugas, Jr.

/s/ D. Kent Anderson D. Kent Anderson	Member of Board of Directors	February 27, 2004

/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	February 27, 2004

/s/ David N. McCammon David N. McCammon	Member of Board of Directors	February 27, 2004

/s/ Bernard W. Reznicek Bernard W. Reznicek	Member of Board of Directors	February 27, 2004

/s/ Michael E. Rossi Michael E. Rossi	Member of Board of Directors	February 27, 2004

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	February 27, 2004

/s/ Francis J. Sehn Francis J. Sehn	Member of Board of Directors	February 27, 2004

/s/ John J. Shea John J. Shea	Member of Board of Directors	February 27, 2004

/s/ William B. Smith William B. Smith	Member of Board of Directors	February 27, 2004

EXHIBIT INDEX

Exhibit Number and Description

(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation. (Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-4, Registration No. 33-62518).

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4, Registration No. 33-62518).

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3(b) to our Annual Report on 10-K for the year ended December 31, 2002).

(4)	(a)	Senior Note Indenture dated as of December 31, 1993, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and NationsBank of Georgia, National Association, as Trustee, including Form of Senior Guarantee, covering Pulte Corporation’s 8.375% unsecured senior notes due 2004 ($112,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Registration No. 33-71742).

	(b)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 to our Current Report on Form 8-K dated October 20, 1995).

Exhibit Number and Description

(4)	(c)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated October 6, 1997).

	(d)	Indenture Supplement dated August 27, 1997, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 6, 1997).

	(e)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 24, 1998).

	(f)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 24, 1998).

	(g)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 3, 1999).

	(h)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 3, 1999).

	(i)	Indenture Supplement dated April 3, 2000, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(j)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(k)	Indenture Supplement dated July 31, 2001, among Pulte Homes, Inc., the Bank of New York and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.13 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(l)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(m)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(n)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(o)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

Exhibit Number and Description

(4)	(p)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Filed herewith)

	(q)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative. (Incorporated by reference to Exhibit 4.23 to our Registration Statement on Form S-4, Registration No. 33-70786).

	(r)	Form of Pulte Homes, Inc. Guarantee Agreement. (Incorporated by reference to Exhibit 4.32 to our Registration Statement on Form S-3, Registration No. 333-86806).

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with the Proxy Statement dated April 3, 1990 and as an exhibit to the Registrant’s Registration Statement on Form S-8, Registration No. 33-40102).

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-98944).

	(c)	1995 Stock Incentive Plan for Key Employees. (Incorporated by reference to our Proxy Statement dated March 31, 1995, and an exhibit to our Registration Statement on Form S-8, Registration No. 33-99218).

	(d)	1997 Stock Plan for Nonemployee Directors. (Incorporated by reference to our Proxy Statement dated March 27, 1998 and an exhibit to our Registration Statement on Form S-8, Registration No. 33-51019).

	(e)	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders Identified Herein, and Bank One, NA, as Administrative Agent, dated as of October 1, 2003. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(f)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee. (Filed herewith)

	(g)	Long Term Incentive Plan. (Incorporated by reference to our Proxy Statement dated March 31, 2000).

	(h)	Employment Separation Agreement and Release of all Liability, dated May 11, 2001, between Pulte Corporation and Robert K. Burgess. (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-4, Registration No. 33-62518).

	(i)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66286).

	(j)	Pulte Corporation 2000 Incentive Plan for Key Employees. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66284).

	(k)	Pulte Homes, Inc. 2002 Stock Incentive Plan. (Incorporated by reference to our Proxy Statement dated April 15, 2002).

	(l)	Del Webb Corporation Director Stock Plan. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(m)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan. (Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(n)	Del Webb Corporation 1995 Director Stock Plan. (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, Registration No. 33-66322).

Exhibit Number and Description

(10)	(o)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan. (Incorporated by reference to Exhibit 4.8 to our Registration Statement on Form S-8, Registration No. 33-66322).

	(p)	Employment Separation Agreement and Release of Liability, dated January 17, 2003, between Pulte Homes, Inc. and Michael A. O’Brien. (Incorporated by reference to Exhibit 3(b) to our Annual Report on Form 10-K for the year ended December 31, 2002).

	(q)	Employment Separation Agreement and Release of All Liability, dated as of May 13, 2003, between Pulte Homes, Inc. and Mark J. O’Brien. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(r)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(s)	Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 23, 2002, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(t)	Amended and Restated Loan Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, Credit Lyonnais New York Branch, Bank One, NA (Main Office Chicago), Lloyds TSB Bank PLC and Pulte Mortgage Corporation. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(u)	Amended and Restated Collateral Agency Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Credit Lyonnais New York Branch and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(v)	Omnibus Amendment, dated as of December 31, 2002, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Pulte Homes, Inc., Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(w)	Second Omnibus Amendment, dated as of August 25, 2003, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Credit Lyonnais New York Branch, Atlantic Asset Securitization Corp., Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation, Lloyds TSB Bank PLC and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(x)	Third Omnibus Amendment, dated as of September 30, 2003, by and among Pulte Funding, Inc., Pulte Mortgage LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(y)	Fourth Amended and Restated Revolving Credit Agreement, dated as of March 31, 2003, among Pulte Mortgage LLC, as the Borrower, the banks identified on the signature pages hereof, as the Lenders, and Bank One, NA, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(z)	First Amendment to Credit Agreement, made as of July 31, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Increasing Lender, and Bank One, NA, as Agent. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number and Description

(10)	(aa)	Second Amendment to Credit Agreement, made as of October 6, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent, and Bank One, NA, Bank of America, N.A. and Credit Lyonnais New York Branch, as the Supplemental Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(ab)	Third Amendment to Credit Agreement, made as of October 27, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and Washington Mutual Bank, FA and National City Bank of Kentucky, as the Supplemental Lenders. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

	(ac)	Third Amended and Restated Security and Collateral Agency Agreement, dated as of March 31, 2003, by and among Pulte Mortgage LLC, Bank One, NA and LaSalle Bank National Association. (Incorporated by reference to Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 ).

	(ad)	Fourth Amendment to Credit Agreement, made as of November 7, 2003, by and among Pulte Mortgage LLC, as the Borrower, Bank One, NA, as the Agent and LaSalle Bank National Association, as Supplemental Lender. (Filed herewith)

(21)		Subsidiaries of the Registrant. (Filed herewith)

(23)		Consent of Independent Auditors. (Filed herewith)

(32)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

	(c)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

	(d)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation. (Incorporated by reference to Exhibit 99(a) to our Annual Report on Form 10-K for the year ended December 31, 2001).