Form 10-Q
period 2004-03-31
PULTE HOMES INC/MI/
filed 2004-05-06
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
OR
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
YES (✓) NO (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES (✓) NO (   )

Number of shares of common stock outstanding as of April 30, 2004: 126,774,314

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

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$464,414	$404,092
Unfunded settlements	70,617	122,300
House and land inventory	6,009,141	5,528,410
Land, not owned, under option agreements	136,036	73,256
Residential mortgage loans available-for-sale	304,526	541,126
Goodwill	307,693	307,693
Intangible assets, net	141,642	143,704
Other assets	920,058	942,771

Total assets	$8,354,127	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $201,587 and $222,681 in 2004 and 2003, respectively	$1,821,764	$1,897,705
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	255,738	479,287
Income taxes	38,284	79,391
Deferred income tax liability	39,977	7,874
Senior notes and subordinated debentures	2,573,633	2,150,972

Total liabilities	4,729,396	4,615,229
Shareholders’ equity	3,624,731	3,448,123

	$8,354,127	$8,063,352

Note: The condensed consolidated balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
Revenues:
Homebuilding	$2,013,279	$1,523,439
Financial services	24,572	27,596
Corporate	897	1,555

Total revenues	2,038,748	1,552,590

Expenses:
Homebuilding, principally cost of sales	1,796,639	1,393,430
Financial services	15,583	11,737
Corporate, net	21,125	16,924

Total expenses	1,833,347	1,422,091

Other income:
Equity income	7,223	8,660

Income from continuing operations before income taxes	212,624	139,159
Income taxes	80,787	52,858

Income from continuing operations	131,837	86,301
Loss from discontinued operations	(208)	(164)

Net income	$131,629	$86,137

Per share data:
Basic:
Income from continuing operations	$1.05	$.71
Loss from discontinued operations	—	—

Net income	$1.05	$.71

Assuming dilution:
Income from continuing operations	$1.02	$.70
Loss from discontinued operations	—	—

Net income	$1.02	$.69

Cash dividends declared	$.05	$.02

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	125,301	121,334
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock awards	3,528	2,704

Adjusted weighted-average common shares and effect of dilutive securities	128,829	124,038

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $19,927	14	42,826	—	—	—	42,840
Stock-based compensation	—	5,753	—	—	—	5,753
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	217	—	—	217
Cash dividends declared	—	—	—	—	(6,274)	(6,274)
Comprehensive income:
Net income	—	—	—	—	131,629	131,629
Change in fair value of derivatives	—	—	—	138	—	138
Foreign currency translation adjustments	—	—	—	2,305	—	2,305

Total comprehensive income						134,072

Shareholders’ Equity, March 31, 2004	$1,268	$1,064,568	$(439)	$(36,699)	$2,596,033	$3,624,731

Shareholders’ Equity, December 31, 2002	$1,222	$932,551	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $1,766	4	4,766	—	—	—	4,770
Stock-based compensation	—	1,054	—	—	—	1,054
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	1,407	—	—	1,407
Cash dividends declared	—	—	—	—	(2,441)	(2,441)
Stock repurchases	(8)	(6,032)	—	—	(12,164)	(18,204)
Comprehensive income (loss):
Net income	—	—	—	—	86,137	86,137
Change in fair value of derivatives	—	—	—	1,125	—	1,125
Foreign currency translation adjustments	—	—	—	(3,216)	—	(3,216)

Total comprehensive income						84,046

Shareholders’ Equity, March 31, 2003	$1,222	$932,335	$(8,459)	$(37,462)	$1,943,422	$2,831,058

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$131,629	$86,137
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Amortization and depreciation	10,160	8,331
Stock-based compensation expense	5,970	2,461
Deferred income taxes	32,103	21,306
Other, net	(6,037)	(3,982)
Increase (decrease) in cash due to:
Inventories	(486,547)	(340,230)
Residential mortgage loans available-for-sale	236,600	199,263
Other assets	105,997	32,211
Accounts payable, accrued and other liabilities	(127,651)	(112,745)
Income taxes	(21,181)	(47,719)

Net cash provided by (used in) operating activities	(118,957)	(154,967)

Cash flows from investing activities:
Distributions from unconsolidated entities	25,050	8,834
Investments in unconsolidated entities	(50,246)	(2,026)
Proceeds from sales of property and equipment	4,803	535
Capital expenditures	(13,432)	(7,819)

Net cash provided by (used in) investing activities	(33,825)	(476)

Cash flows from financing activities:
Proceeds from borrowings	500,592	297,153
Repayment of borrowings	(304,376)	(257,489)
Issuance of common stock	22,913	3,004
Common stock repurchases	—	(18,204)
Dividends paid	(6,274)	(2,441)

Net cash provided by (used in) financing activities	212,855	22,023

Effect of exchange rate changes on cash and equivalents	249	(171)

Net increase (decrease) in cash and equivalents	60,322	(133,591)
Cash and equivalents at beginning of period	404,092	613,168

Cash and equivalents at end of period	$464,414	$479,577

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$13,126	$7,775

Income taxes	$62,560	$75,684

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

     Certain amounts previously reported in the 2003 financial statements and notes thereto were reclassified to conform to the 2004 presentation. In addition, all share and per share amounts have been restated to reflect the Company’s two-for-one stock split effected January 2, 2004.

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

     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Allowance for warranties at beginning of period	$62,216	$51,973
Warranty reserves provided	19,754	14,256
Payments and other adjustments	(21,564)	(15,745)

Allowance for warranties at end of period	$60,406	$50,484

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

	For The Three Months Ended
	March 31,
	2004	2003
Net income, as reported ($000’s omitted)	$131,629	$86,137
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	2,612	366
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(3,591)	(2,636)

Pro forma net income ($000’s omitted)	$130,650	$83,867

Earnings per share:
Basic-as reported	$1.05	$.71

Basic-pro forma	$1.04	$.69

Diluted-as reported	$1.02	$.69

Diluted-pro forma	$1.01	$.68

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $1.1 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

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

     In applying the provisions of FIN 46, the Company evaluated all land option agreements (including those created prior to February 1, 2003) and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate the fair value of the variable interest entity. At March 31, 2004 and December 31, 2003, the Company classified $136.0 and $73.3 million, respectively, as Land, Not Owned, Under Option Agreements on the balance sheet, representing the fair value of land under contract including deposits. The corresponding liability has been classified as Accounts Payable, Accrued and Other Liabilities on the balance sheet. The adoption of FIN 46 has had no impact on the Company’s results of operations or cash flows.

New accounting pronouncements

     In March 2004, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. SAB 105 is not expected to have a material impact on the Company’s results of operations, financial condition, and cash flows.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information

     We have two reportable business segments, Homebuilding and Financial Services, and one non-operating segment, Corporate.

     The Homebuilding segment consists of the following operations:

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	For the Three Months Ended
	March 31,
	2004	2003
Revenues:
Homebuilding	$2,013,279	$1,523,439
Financial services	24,572	27,596
Corporate	897	1,555

Total revenues	2,038,748	1,552,590

Cost of sales(a):
Homebuilding	1,574,566	1,214,969
Selling, general and administrative:
Homebuilding	213,954	177,563
Financial services	14,085	10,060
Corporate	8,564	5,560

Total selling, general and administrative	236,603	193,183

Interest:
Financial services	1,498	1,677
Corporate	12,532	10,571

Total interest	14,030	12,248

Other (income) expense, net:
Homebuilding	8,119	898
Corporate	29	793

Total other (income) expense, net	8,148	1,691

Total costs and expenses	1,833,347	1,422,091

Equity income:
Homebuilding	6,123	7,403
Financial services	1,100	1,257

Total equity income	7,223	8,660

Income (loss) before income taxes:
Homebuilding	222,763	137,412
Financial services	10,089	17,116
Corporate	(20,228)	(15,369)

Total income before income taxes	$212,624	$139,159

(a) Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been reclassified to home cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Segment information (continued)

	Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At March 31, 2004:
Inventory	$6,009,141	$—	$—	$6,009,141

Total assets	7,884,408	352,458	117,261	$8,354,127

At December 31, 2003:
Inventory	$5,528,410	$—	$—	$5,528,410

Total assets	7,305,447	584,976	172,929	$8,063,352

3. Inventory

     Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2004	2003
Homes under construction	$2,283,596	$2,124,222
Land under development	3,118,907	2,876,256
Land held for future development	606,638	527,932

Total	$6,009,141	$5,528,410

4. Investments in unconsolidated entities

     In January 2004, the Company purchased a 50% ownership interest in an entity that supplies and installs basic building components and operating systems, with an option to purchase the remaining 50% interest in the entity in July 2006 or earlier under certain circumstances. The Company has certain commitments to the entity under operating and supply agreements, including: funding additional working capital, as determined by the entity’s operating committee on which the Company has 50% representation; and utilization of products and services of this entity for new homes built within certain markets in the western United States. This entity currently has no outstanding indebtedness.

     The Company’s investments in unconsolidated entities totaled $110.9 million at March 31, 2004 and $69.4 million at December 31, 2003. All of these investments are accounted for under the equity method.

5. Senior notes and subordinated notes

     In January 2004, the Company sold $500 million of 5.25% unsecured senior notes, callable prior to maturity and guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. The notes are due 2014.

     In December 2003, under the terms of Del Webb’s $150 million 10.25% senior subordinated notes due 2010, the company exercised its optional right to call for redemption the remaining outstanding principal balance of approximately $77 million. The notes were redeemed in February 2004 at a price equal to 105.125% of the principal amount.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

6. Shareholder’s equity

     In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. At March 31, 2004, the Company had remaining authorization to purchase common stock aggregating $77.5 million.

     On December 11, 2003 the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock split.

Accumulated other comprehensive income (loss)

     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31,	December 31,
	2004	2003
Foreign currency translation adjustments:
Argentina	$(24,618)	$(24,982)
Mexico	(12,021)	(13,962)
Change in fair value of derivatives, net of income taxes of $38 in 2004 and $122 in 2003	(60)	(198)

	$(36,699)	$(39,142)

7. Supplemental Guarantor information

     At March 31, 2004, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $112 million, 8.375%, due 2004, (2) $125 million, 7.3%, due 2005, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$1,582	$366,112	$96,720	$—	$464,414
Unfunded settlements	—	85,804	(15,187)	—	70,617
House and land inventory	—	5,834,258	174,883	—	6,009,141
Land, not owned, under option agreements	—	136,036	—	—	136,036
Residential mortgage loans available-for-sale	—	—	304,526	—	304,526
Land held for sale	—	238,555	2,072	—	240,627
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	141,642	—	—	141,642
Other assets	33,171	548,771	97,489	—	679,431
Investment in subsidiaries	6,876,703	73,113	1,402,289	(8,352,105)	—

	$6,911,456	$7,731,284	$2,063,492	$(8,352,105)	$8,354,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$138,648	$1,483,039	$200,077	$—	$1,821,764
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	255,738	—	255,738
Income taxes	40,232	—	(1,948)	—	38,284
Deferred income tax liability	28,487	—	11,490	—	39,977
Senior notes	2,573,633	—	—	—	2,573,633
Advances (receivable) payable — subsidiaries	505,725	(661,576)	155,851	—	—

Total liabilities	3,286,725	821,463	621,208	—	4,729,396
Shareholders’ equity	3,624,731	6,909,821	1,442,284	(8,352,105)	3,624,731

	$6,911,456	$7,731,284	$2,063,492	$(8,352,105)	$8,354,127

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$2,949	$305,356	$95,787	$—	$404,092
Unfunded settlements	—	140,431	(18,131)	—	122,300
House and land inventory	—	5,354,460	173,950	—	5,528,410
Land, not owned, under option agreements	—	73,256	—	—	73,256
Residential mortgage loans available-for-sale	—	—	541,126	—	541,126
Land held for sale	—	251,237	—	—	251,237
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	143,704	—	—	143,704
Other assets	81,145	501,052	109,337	—	691,534
Investment in subsidiaries	6,618,888	74,738	1,352,274	(8,045,900)	—

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$149,572	$1,547,241	$200,892	$—	$1,897,705
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	479,287	—	479,287
Income taxes	79,391	—	—	—	79,391
Deferred income tax liability	(8,799)	—	16,673	—	7,874
Senior notes and subordinated notes	2,073,689	77,283	—	—	2,150,972
Advances (receivable) payable — subsidiaries	961,006	(1,124,437)	163,431	—	—

Total liabilities	3,254,859	500,087	860,283	—	4,615,229
Shareholders’ equity	3,448,123	6,651,140	1,394,760	(8,045,900)	3,448,123

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,965,682	$47,597	$—	$2,013,279
Financial services	—	4,248	20,324	—	24,572
Corporate	—	777	120	—	897

Total revenues	—	1,970,707	68,041	—	2,038,748

Expenses:
Homebuilding:
Cost of sales	—	1,535,936	38,630	—	1,574,566
Selling, general and administrative and other expense	3,825	208,488	9,760	—	222,073
Financial services	252	1,231	14,100	—	15,583
Corporate, net	19,765	1,364	(4)	—	21,125

Total expenses	23,842	1,747,019	62,486	—	1,833,347

Other Income:
Equity income	—	5,581	1,642	—	7,223

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(23,842)	229,269	7,197	—	212,624
Income taxes (benefit)	(19,774)	97,515	3,046	—	80,787

Income (loss) from continuing operations before equity in income of subsidiaries	(4,068)	131,754	4,151	—	131,837
Income (loss) from discontinued operations	(208)	—	—	—	(208)

Income (loss) before equity in income of subsidiaries	(4,276)	131,754	4,151	—	131,629

Equity in income (loss) of subsidiaries:
Continuing operations	135,905	4,371	50,273	(190,549)	—
Discontinued operations	—	—	—	—	—

	135,905	4,371	50,273	(190,549)	—

Net income	$131,629	$136,125	$54,424	$(190,549)	$131,629

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2003
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,480,107	$43,332	$—	$1,523,439
Financial services	—	3,166	24,430	—	27,596
Corporate	—	1,384	171	—	1,555

Total revenues	—	1,484,657	67,933	—	1,552,590

Expenses:
Homebuilding:
Cost of sales	—	1,179,285	35,684	—	1,214,969
Selling, general and administrative and other expense	1,847	166,871	9,743	—	178,461
Financial services	—	1,097	10,640	—	11,737
Corporate, net	16,142	1,242	(460)	—	16,924

Total expenses	17,989	1,348,495	55,607	—	1,422,091

Other Income:
Equity income	—	6,375	2,285	—	8,660

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(17,989)	142,537	14,611		139,159
Income taxes (benefit)	(7,296)	54,299	5,855	—	52,858

Income (loss) from continuing operations before equity in income of subsidiaries	(10,693)	88,238	8,756	—	86,301
Income (loss) from discontinued operations	(165)	—	1	—	(164)

Income (loss) before equity in income of subsidiaries	(10,858)	88,238	8,757	—	86,137

Equity in income of subsidiaries:
Continuing operations	96,994	9,178	57,326	(163,498)	—
Discontinued operations	1	—	—	(1)	—

	96,995	9,178	57,326	(163,499)	—

Net income	$86,137	$97,416	$66,083	$(163,499)	$86,137

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$131,629	$136,125	$54,424	$(190,549)	$131,629
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(135,905)	(4,371)	(50,273)	190,549	—
Amortization and depreciation	—	8,939	1,221	—	10,160
Stock-based compensation expense	5,970	—	—	—	5,970
Deferred income taxes	37,286	—	(5,183)	—	32,103
Other, net	289	(5,502)	(824)	—	(6,037)
Increase (decrease) in cash due to:
Inventory	—	(486,728)	181	—	(486,547)
Residential mortgage loans available-for-sale	—	—	236,600	—	236,600
Other assets	47,975	41,527	16,495	—	105,997
Accounts payable, accrued and other liabilities	(10,165)	(105,853)	(11,633)	—	(127,651)
Income taxes	(119,306)	97,515	610	—	(21,181)

Net cash provided by (used in) operating activities	(42,227)	(318,348)	241,618	—	(118,957)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	7,000	—	(15,526)	—
Investment in subsidiary	(100,000)	(423)	(100,001)	200,424	—
Distributions from unconsolidated subsidiaries	—	25,050	—	—	25,050
Investments in unconsolidated subsidiaries	—	(50,246)	—	—	(50,246)
Proceeds from sales of property and equipment	—	4,786	17	—	4,803
Capital expenditures	—	(10,881)	(2,551)	—	(13,432)

Net cash provided by (used in) investing activities	(91,474)	(24,714)	(102,535)	184,898	(33,825)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	499,655	—	937	—	500,592
Repayment of borrowings	—	(80,671)	(223,705)	—	(304,376)
Capital contributions from parent	—	100,000	100,424	(200,424)	—
Advances (to) from affiliates	(383,960)	393,015	(9,055)	—	—
Issuance of common stock	22,913	—	—	—	22,913
Dividends paid	(6,274)	(8,526)	(7,000)	15,526	(6,274)

Net cash provided by (used in) financing activities	132,334	403,818	(138,399)	(184,898)	212,855

Effect of exchange rate changes on cash and equivalents	—	—	249	—	249

Net increase (decrease) in cash and equivalents	(1,367)	60,756	933	—	60,322
Cash and equivalents at beginning of period	2,949	305,356	95,787	—	404,092

Cash and equivalents at end of period	$1,582	$366,112	$96,720	$—	$464,414

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$86,137	$97,416	$66,083	$(163,499)	$86,137
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(96,995)	(9,178)	(57,326)	163,499	—
Amortization and depreciation	—	7,586	745	—	8,331
Stock-based compensation expense	2,461	—	—	—	2,461
Deferred income taxes	22,836	—	(1,530)	—	21,306
Other, net	288	(2,086)	(2,184)	—	(3,982)
Increase (decrease) in cash due to:
Inventory	—	(339,578)	(652)	—	(340,230)
Residential mortgage loans available-for-sale	—	—	199,263	—	199,263
Other assets	(10,245)	22,634	19,822	—	32,211
Accounts payable, accrued and other liabilities	(3,851)	(114,205)	5,311	—	(112,745)
Income taxes	(106,970)	54,299	4,952	—	(47,719)

Net cash provided by (used in) operating activities	(106,339)	(283,112)	234,484	—	(154,967)

Cash flows from investing activities:
Dividends received from subsidiaries	—	5,000	—	(5,000)	—
Investment in subsidiary	(451,538)	(423)	—	451,961	—
Distributions from unconsolidated subsidiaries	—	8,834	—	—	8,834
Investments in unconsolidated subsidiaries	—	(1,946)	(80)	—	(2,026)
Proceeds from sales of property and equipment	—	535	—	—	535
Capital expenditures	—	(4,312)	(3,507)	—	(7,819)

Net cash provided by (used in) investing activities	(451,538)	7,688	(3,587)	446,961	(476)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	297,153	—	—	—	297,153
Repayment of borrowings	—	(40,082)	(217,407)	—	(257,489)
Capital contributions from parent	—	451,538	423	(451,961)	—
Advances (to) from affiliates	461,678	(450,185)	(11,493)	—	—
Issuance of common stock	3,004	—	—	—	3,004
Common stock repurchases	(18,204)	—	—	—	(18,204)
Dividends paid	(2,441)	—	(5,000)	5,000	(2,441)

Net cash provided by (used in) financing activities	741,190	(38,729)	(233,477)	(446,961)	22,023

Effect of exchange rate changes on cash and equivalents	—	—	(171)	—	(171)

Net increase (decrease) in cash and equivalents	183,313	(314,153)	(2,751)	—	(133,591)

Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$183,313	$226,942	$69,322	$—	$479,577

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview:

     A summary of our operating results by business segment for the three months ended March 31, 2004 and 2003 is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Pre-tax income (loss):
Homebuilding operations	$222,763	$137,412
Financial services operations	10,089	17,116
Corporate	(20,228)	(15,369)

Pre-tax income from continuing operations	212,624	139,159
Income taxes	80,787	52,858

Income from continuing operations	131,837	86,301
Loss from discontinued operations	(208)	(164)

Net income	$131,629	$86,137

Per share data – assuming dilution:
Income from continuing operations	$1.02	$.70
Loss from discontinued operations	—	—

Net income	$1.02	$.69

     A comparison of pre-tax income (loss) for the three months ended March 31, 2004 and 2003 is as follows:

•	Continued strong demand for new housing in many of our markets, geographic and product mix shifts, and benefits from the ongoing initiatives to leverage construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 62%. Domestic average unit selling prices increased 10%. Such factors combined to drive domestic homebuilding settlement gross margin percentages up approximately 180 basis points to 21.9%.

•	Pre-tax income of our financial services business segment declined 41%. During the three months ended March 31, 2004, increased volume was offset by the impact of a less favorable interest rate environment, a change in product mix and higher operating costs incurred in anticipation of the continued success and growth of the business projected for the remainder of 2004. The increase in volume was driven in large part by an increase in the capture rate from 80% to 86%.

•	Higher net interest expense and stock-based compensation expense resulted in an increase in pre-tax loss of our corporate business segment.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding – We conduct our Domestic Homebuilding operations in 44 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding – We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico, Puerto Rico, and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Homebuilding settlement revenues:
Domestic	$1,942,541	$1,447,198
International	47,597	43,332

Total	$1,990,138	$1,490,530

Homebuilding settlement units:
Domestic	7,039	5,785
International	1,601	1,191

Total	8,640	6,976

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three months ended March 31, 2004 and 2003 were $8,550 and $8,521, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended March 31, 2004 and 2003 were 36 and 48, respectively.

Homebuilding Operations (continued):

Domestic Homebuilding:

     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 44 markets located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

     The greater Phoenix market accounted for 15% of Domestic Homebuilding unit net new orders, 17% of unit settlements and 14% of Domestic Homebuilding settlement revenues for the three-month period ended March 31, 2004. The Las Vegas market accounted for 11% of unit net new orders, 11% of unit settlements, and 15% of settlement revenues for the same period. In the prior year period, the greater Phoenix market accounted for 12% of unit net new orders and 10% of unit settlements. No other individual market represented more than 10% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three-month periods ended March 31, 2004 or 2003.

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended
	March 31,
	2004	2003
Unit settlements:
Northeast	519	426
Southeast	1,705	1,749
Midwest	773	842
Central	974	734
West	3,068	2,034

	7,039	5,785

Net new orders – units:
Northeast	714	736
Southeast	2,769	2,263
Midwest	1,487	1,118
Central	1,576	1,185
West	4,205	2,931

	10,751	8,233

Net new orders – dollars ($000’s omitted)	$3,153,000	$2,154,000

Unit backlog:
Northeast	1,730	1,439
Southeast	4,790	3,453
Midwest	2,115	1,877
Central	1,758	1,356
West	7,271	4,928

	17,664	13,053

Backlog at March 31 – dollars ($000’s omitted)	$5,357,000	$3,564,000

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Continued strong demand for new housing, particularly in the West, was the primary driver for increases in net new orders and unit settlements. Net new orders increased 31% to a record 10,751 units for the three months ended March 31, 2004. Unit settlements also set a record for the quarter at 7,039 units, representing an increase of 22% over the same period in 2003. The average selling price for homes closed increased 10% to $276,000 for the three months ended March 31, 2004. Changes in average selling price reflect a number of factors, including changes in market selling prices, primarily in the West, and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 17,664 units. The dollar value of backlog was up 50% to $5.4 billion.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three months ended March 31, 2004 and 2003 ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Home sale revenue (settlements)	$1,942,541	$1,447,198
Land sale revenue	23,141	32,909
Home cost of sales(a)	(1,516,324)	(1,155,225)
Land cost of sales	(19,612)	(24,060)
Selling, general and administrative expense	(205,601)	(167,100)
Equity income	5,304	6,358
Other income (expense), net	(6,924)	(1,642)

Pre-tax income	$222,525	$138,438

Average sales price	$276	$250

(a) Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been reclassified to home cost of sales.

     Homebuilding gross profit margins from home settlements increased to 21.9% for the three months ended March 31, 2004, compared with 20.2% for the same period in the prior year. This increase is primarily attributable to favorable home pricing and product and geographic mix.

     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our houses for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Contributions from land sales decreased 60% to $3.5 million when compared with the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to rationalize certain existing land positions to ensure the most effective use of capital.

     Selling, general and administrative expenses as a percentage of home settlement revenues declined by approximately 100 basis points for the three months ended March 31, 2004 to 10.6%. This improvement can be attributed to greater leverage combined with a reduced level of weather-related additional expenses incurred during the first quarter of 2003 in the Northeast and Midwest.

     Equity income for both periods was driven by earnings from two Nevada-based joint ventures related to the sale of commercial and residential properties.

Homebuilding Operations (continued):

Domestic Homebuilding (continued):

     Other income (expense), net, which includes several miscellaneous items, was up slightly for the three-month period, primarily as a result of insurance-related expenses.

     At March 31, 2004 and December 31, 2003, our Domestic Homebuilding operations controlled approximately 287,000 and 256,900 lots, respectively. Approximately 121,700 and 120,400 lots were owned, and approximately 94,000 and 66,000 lots were under option agreements approved for purchase at March 31, 2004 and December 31, 2003, respectively. In addition, there were approximately 71,300 and 70,500 lots under option agreements, pending approval, at March 31, 2004 and December 31, 2003, respectively.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $2.9 billion at March 31, 2004. In addition, total purchase price applicable to land under option pending approval was valued at $2.4 billion at March 31, 2004. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by cash deposits totaling $115.8 million, which are generally non-refundable.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     The following table presents selected financial data for our International Homebuilding operations for the three months ended March 31, 2004 and 2003 ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Revenues	$47,597	$43,332
Cost of sales	(38,630)	(35,684)
Selling, general and administrative expense	(8,353)	(10,463)
Other income (expense), net	(798)	(391)
Minority interest	(397)	1,135
Equity in income of joint ventures	819	1,045

Pre-tax income (loss)	$238	$(1,026)

Unit settlements	1,601	1,191

Note: Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended March 31, 2004 and 2003 were 36 and 48, respectively.

     International revenues and unit settlements for the three months ended March 31, 2004 increased 10% and 34%, respectively, over the prior year period. These changes can be attributed primarily to our Mexico operations, which had revenues of $37.9 million and unit settlements of 1,532 for the three months ended March 31, 2004 compared with revenues of $29.4 million and unit settlements of 1,107 for the three months ended March 31, 2003. The operations in Mexico benefited from enhanced mortgage loan funding availability from its primary local lender during the first quarter of 2004.

     Product mix shifts had a positive impact on gross margins. Gross margins increased approximately 120 basis points to 18.8% for the three months ended March 31, 2004. Selling, general and administrative expenses as a percent of revenues declined to 17.5% from 24.1% for the three-month period as the operations in Mexico began to see the benefits of restructuring actions taken during 2003.

Homebuilding Operations (continued):

International Homebuilding (continued):

     Our operations in Argentina and Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three months ended March 31, 2004 and 2003, included in other income (expense), net, were not significant. During the three months ended March 31, 2004, we recorded foreign currency translation gains of $0.4 million for Argentina and $1.6 million for Mexico, as a component of accumulated other comprehensive income on the balance sheet. At March 31, 2004, our investments in Argentina and Mexico, net of accumulated foreign currency translation adjustments, approximated $13.3 million and $70.1 million, respectively.

Financial Services Operations:

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three months ended March 31, 2004 and 2003 was $10.1 million and $17.1 million, respectively. The decrease in pretax income for the three months was primarily the result of a less favorable interest rate environment during the quarter, product mix shifts, and higher operating expenses incurred in anticipation of the continued growth of the business.

     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended
	March 31,
	2004	2003
Total originations:
Loans	6,113	5,162

Principal ($000’s omitted)	$1,152,700	$867,200

Originations for Pulte customers:
Loans	5,435	4,143

Principal ($000’s omitted)	$1,044,591	$690,800

     Mortgage origination unit and principal volume for the three months ended March 31, 2004 increased 18% and 33%, respectively, over 2003. The growth is attributable to an increase in the capture rate from 81% to 86% for the three-month period combined with the volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 89% of total Pulte Mortgage unit production for the three months ended March 31, 2004, compared with 80% in 2003. Refinancings accounted for approximately 4% of total unit originations for the three months ended March 31, 2004, compared with 12% in the prior year period. Adjustable rate mortgages (ARMs) represented 31% of origination dollars for the three months ended March 31, 2004, compared with 16% in the prior year period. At March 31, 2004, loan application backlog increased to $2.9 billion as compared with $1.7 billion at March 31, 2003.

     Income from our title operations increased to $3.2 million for the three months ended March 31, 2004, from $2.1 million in 2003. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $0.8 million for the three months ended March 31, 2004, compared with $1.2 million in 2003.

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

     The following table presents results of operations for this segment for the three months ended March 31, 2004 and 2003 ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Net interest expense	$11,635	$9,016
Other corporate expenses, net	8,593	6,353

Loss before income taxes	$20,228	$15,369

     Interest expense, net of interest capitalized into inventory, increased $2.6 million in the three months ended March 31, 2004. This is a result of the continued increase in debt levels necessary to support our growth. Interest incurred for the three months ended March 31, 2004 and 2003, excluding interest incurred by our financial services operations, was approximately $48.8 and $44.2 million, respectively.

     The increase in other corporate expenses, net for the three months ended March 31, 2004 is due to higher stock-based compensation expense as a result of the adoption of the preferable fair value recognition provisions of SFAS 123, effective January 1, 2003.

     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest in inventory has increased primarily as a result of higher levels of indebtedness and the addition of the Del Webb properties which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2004	2003
Interest in inventory at beginning of period	$200,584	$142,984
Interest capitalized	36,281	33,646
Interest expensed	(21,612)	(11,409)

Interest in inventory at end of period	$215,253	$165,221

Liquidity and Capital Resources:

     Our net cash used in operating activities amounted to $119.0 million compared with net cash used in operating activities of $154.0 million in the prior year period. Cash provided by earnings and from the sale of residential mortgage loans was offset by additional land investments. The investment in land is also funded through proceeds from debt offerings. The change in net cash used in investing activities can be attributed to additional investments in unconsolidated entities. Net cash provided by financing activities of $212.9 million for the three months ended March 31, 2004 primarily represents proceeds from our $500 million senior notes issued in January 2004 largely offset by the repayment of Pulte Mortgage’s revolving credit facilities and redemption of the remaining Del Webb 10.25% senior subordinated notes.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had no borrowings under our $850 million unsecured revolving credit facility at March 31, 2004.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. Pulte Mortgage has committed credit arrangements of $860 million comprised of a $310 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program. There were approximately $255.7 million of borrowings outstanding under existing Pulte Mortgage arrangements at March 31, 2004. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In January 2004, we sold $500 million of 5.25% senior notes, due 2014. Proceeds from the sale were used to retire the $77 million outstanding Del Webb 10.25% senior subordinated notes and for general corporate purposes including continued investment in our business.

     At March 31, 2004, we had remaining authorization to purchase common stock aggregating $77.5 million, pursuant to our $100 million share repurchase program.

     We anticipate that our effective tax rate for 2004 will approximate 38%, the same as our 2003 effective tax rate.

     At March 31, 2004, we had cash and equivalents of $464.4 million and $2.6 billion of senior notes. Other financing included limited recourse collateralized financing totaling $82.7 million. Sources of our working capital include our cash and equivalents, our $850 million committed unsecured revolving credit facility and Pulte Mortgage’s $860 million revolving credit facilities. Our debt-to-total capitalization, excluding our collateralized debt, was approximately 42% at March 31, 2004, and approximately 37% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at approximately the 40% level. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. At March 31, 2004, we had $1.0 billion remaining under our current mixed security shelf registration.

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

New Accounting Pronouncements:

     In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. SAB 105 is not expected to have a material impact on our results of operations, financial condition, and cash flows.

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2004, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of March 31, 2004 for the
	years ended December 31,
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes	$112,000	$125,000	$—	$—	$—	$2,348,563	$2,585,563	$2,853,468
Average interest rate	8.38%	7.30%				6.86%	6.95%
Limited recourse collateralized financing	$27,322	$34,899	$12,747	$3,698	$2,354	$1,701	$82,721	$82,721
Average interest rate	2.68%	5.82%	2.82%	3.26%	5.24%	3.79%	4.18%

Qualitative disclosure:

     This information can be found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and is incorporated herein by reference.

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

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On February 26, 2004, we filed a Current Report on Form 8-K, which included a press release dated the same day, providing presentation materials from an investor conference to discuss the Company’s business opportunities.

     On April 26, 2004, we filed a Current Report on Form 8-K, reporting the information required by Item 12 in connection with our press release dated April 26, 2004, announcing our earnings for the three months ended March 31, 2004. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent J. Frees
Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: May 6, 2004

Exhibit Index

Exhibit
Number	Description
31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002