Form 10-Q
period 2004-06-30
PULTE HOMES INC/MI/
filed 2004-08-04
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
OR
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

Number of shares of common stock outstanding as of July 31, 2004: 126,918,434

Website Access to Company Reports, Codes and Charters

Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors are also posted on our website and are available in print upon request.

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and equivalents	$90,318	$404,092
Unfunded settlements	80,786	122,300
House and land inventory	6,800,556	5,528,410
Land held for sale	223,640	251,237
Land, not owned, under option agreements	124,618	73,256
Residential mortgage loans available-for-sale	335,480	541,126
Goodwill	307,693	307,693
Intangible assets, net	139,579	143,704
Other assets	842,018	691,534

Total assets	$8,944,688	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $275,273 and $222,681, respectively	$2,007,279	$1,897,705
Unsecured short-term borrowings	127,000	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	290,219	479,287
Income taxes	109,163	79,391
Deferred income tax liability	25,753	7,874
Senior notes and subordinated debentures	2,573,925	2,150,972

Total liabilities	5,133,339	4,615,229
Shareholders’ equity	3,811,349	3,448,123

	$8,944,688	$8,063,352

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Homebuilding	$2,494,484	$1,925,711	$4,507,763	$3,449,150
Financial services	23,874	31,774	48,446	59,370
Corporate	562	700	1,459	2,255

Total revenues	2,518,920	1,958,185	4,557,668	3,510,775

Expenses:
Homebuilding, principally cost of sales	2,186,010	1,730,593	3,982,649	3,124,023
Financial services	16,131	12,488	31,714	24,225
Corporate, net	24,430	22,746	45,555	39,670

Total expenses	2,226,571	1,765,827	4,059,918	3,187,918

Other income:
Equity income	10,383	4,475	17,606	13,135

Income from continuing operations before income taxes	302,732	196,833	515,356	335,992
Income taxes	115,023	74,833	195,810	127,691

Income from continuing operations	187,709	122,000	319,546	208,301
Loss from discontinued operations	(106)	(283)	(314)	(447)

Net income	$187,603	$121,717	$319,232	$207,854

Per share data:
Basic:
Income from continuing operations	$1.49	$1.01	$2.55	$1.72
Loss from discontinued operations	—	—	—	—

Net income	$1.49	$1.00	$2.54	$1.71

Assuming dilution:
Income from continuing operations	$1.45	$.98	$2.48	$1.67
Loss from discontinued operations	—	—	—	—

Net income	$1.45	$.97	$2.48	$1.67

Cash dividends declared	$.05	$.02	$.10	$.04

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	126,254	121,368	125,538	121,350
Assuming dilution:
Effect of dilutive securities	3,102	3,576	3,287	3,202

Adjusted weighted-average common shares and effect of dilutive securities	129,356	124,944	128,825	124,552

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $21,505	15	47,435	—	—	—	47,450
Stock-based compensation	—	10,923	—	—	—	10,923
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	347	—	—	347
Cash dividends declared	—	—	—	—	(12,679)	(12,679)
Comprehensive income:
Net income	—	—	—	—	319,232	319,232
Change in fair value of derivatives	—	—	—	(230)	—	(230)
Foreign currency translation adjustments	—	—	—	(1,817)	—	(1,817)

Total comprehensive income						317,185

Shareholders’ Equity, June 30, 2004	$1,269	$1,074,347	$(309)	$(41,189)	$2,777,231	$3,811,349

Shareholders’ Equity, December 31, 2002	$1,222	$932,551	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $9,134	14	25,452	—	—	—	25,466
Stock-based compensation	—	6,344	—	—	—	6,344
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	2,814	—	—	2,814
Cash dividends declared	—	—	—	—	(4,885)	(4,885)
Stock repurchases	(8)	(6,062)	—	—	(12,234)	(18,304)
Comprehensive income:
Net income	—	—	—	—	207,854	207,854
Change in fair value of derivatives	—	—	—	2,094	—	2,094
Foreign currency translation adjustments	—	—	—	2,271	—	2,271

Total comprehensive income						212,219

Shareholders’ Equity, June 30, 2003	$1,232	$958,281	$(7,052)	$(31,006)	$2,062,625	$2,984,080

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$319,232	$207,854
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization and depreciation	22,026	19,042
Stock-based compensation expense	11,270	9,158
Deferred income taxes	17,879	7,092
Other, net	(16,631)	(2,012)
Increase (decrease) in cash due to:
Inventories	(1,307,949)	(783,989)
Residential mortgage loans available-for-sale	205,646	156,678
Other assets	84,387	(21,068)
Accounts payable, accrued and other liabilities	117,617	108,585
Income taxes	56,880	(25,194)

Net cash used in operating activities	(489,643)	(323,854)

Cash flows from investing activities:
Distributions from unconsolidated entities	29,846	10,334
Investments in unconsolidated entities	(142,290)	(5,763)
Proceeds from sales of property and equipment	5,159	640
Capital expenditures	(38,586)	(17,062)
Other, net	503	—

Net cash used in investing activities	(145,368)	(11,851)

Cash flows from financing activities:
Proceeds from borrowings	629,747	695,946
Repayment of borrowings	(322,744)	(576,229)
Issuance of common stock	25,945	16,332
Common stock repurchases	—	(18,304)
Dividends paid	(12,679)	(4,885)

Net cash provided by financing activities	320,269	112,860

Net decrease in cash and equivalents	(314,742)	(222,845)
Effect of exchange rate changes on cash and equivalents	968	764
Cash and equivalents at beginning of period	404,092	613,168

Cash and equivalents at end of period	$90,318	$391,087

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$15,220	$19,833

Income taxes	$119,994	$138,370

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and significant accounting policies

     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”). The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (International) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (“First Heights”), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Six Months Ended
	June 30,
	2004	2003
Allowance for warranties at beginning of period	$62,216	$51,973
Warranty reserves provided	45,277	33,149
Payments and other adjustments	(44,502)	(35,415)

Allowance for warranties at end of period	$62,991	$49,707

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported ($000’s omitted)	$187,603	$121,717	$319,232	$207,854
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	2,306	2,858	4,918	3,224
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(4,492)	(3,306)	(8,083)	(5,942)

Pro forma net income ($000’s omitted)	$185,417	$121,269	$316,067	$205,136

Earnings per share:
Basic - as reported	$1.49	$1.00	$2.54	$1.71

Basic - pro forma	$1.47	$1.00	$2.52	$1.69

Diluted - as reported	$1.45	$.97	$2.48	$1.67

Diluted - pro forma	$1.43	$.97	$2.45	$1.65

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $1.0 million and $2.1 million for the three and six months ended June 30, 2004, compared with $1.3 million and $2.5 million for the three and six months ended June 30, 2003. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

Land, not owned, under option agreements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”). Until this interpretation was issued, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the expected losses from the variable interest entity’s activities or is entitled to receive a majority of the entity’s expected residual returns. FIN 46 applied immediately to all variable interest entities created after January 31, 2003 and was effective in the first interim period ending after December 31, 2003 for variable interest entities created prior to February 1, 2003.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

     In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46, if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity.

     In applying the provisions of FIN 46, the Company evaluated all land option agreements (including those created prior to February 1, 2003) and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At June 30, 2004 and December 31, 2003, the Company classified $124.6 and $73.3 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet. The adoption of FIN 46 had no impact on the Company’s results of operations or cash flows.

New accounting pronouncements

     In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The issuance of SAB 105 had an insignificant impact on our results of operations, financial condition and cash flows.

2.	Segment information

     We have two reportable business segments, Homebuilding and Financial Services, and one non-operating segment, Corporate.

     The Homebuilding segment consists of the following operations:

•	Domestic Homebuilding, our core business, is engaged in the acquisition and development of land principally for residential purposes within the continental United States and the construction of homes on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of homes on such land in Mexico, Puerto Rico and Argentina.

     The Financial Services segment consists principally of mortgage banking and title insurance operations conducted through Pulte Mortgage and other subsidiaries.

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Homebuilding	$2,494,484	$1,925,711	$4,507,763	$3,449,150
Financial services	23,874	31,774	48,446	59,370
Corporate	562	700	1,459	2,255

Total revenues	2,518,920	1,958,185	4,557,668	3,510,775

Cost of sales (a):
Homebuilding	1,943,304	1,521,583	3,517,870	2,736,552

Selling, general and administrative:
Homebuilding	232,489	199,988	446,443	377,551
Financial services	14,655	10,761	28,740	20,821
Corporate	11,761	15,596	20,325	21,156

Total selling, general and administrative	258,905	226,345	495,508	419,528

Interest:
Financial services	1,476	1,727	2,974	3,404
Corporate	12,673	10,164	25,205	20,735

Total interest	14,149	11,891	28,179	24,139

Other (income) expense, net:
Homebuilding	10,217	9,022	18,336	9,920
Corporate	(4)	(3,014)	25	(2,221)

Total other (income) expense, net	10,213	6,008	18,361	7,699

Total costs and expenses	2,226,571	1,765,827	4,059,918	3,187,918

Equity income:
Homebuilding	9,757	2,903	15,880	10,306
Financial services	626	1,572	1,726	2,829

Total equity income	10,383	4,475	17,606	13,135

Income (loss) before income taxes:
Homebuilding	318,231	198,021	540,994	335,433
Financial services	8,369	20,858	18,458	37,974
Corporate	(23,868)	(22,046)	(44,096)	(37,415)

Total income before income taxes	$302,732	$196,833	$515,356	$335,992

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Asset Data by Segment ($000's omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At June 30, 2004:
Inventory	$6,800,556	$—	$—	$6,800,556

Total assets	8,516,075	388,377	40,236	$8,944,688

At December 31, 2003:
Inventory	$5,528,410	$—	$—	$5,528,410

Total assets	7,305,447	584,976	172,929	$8,063,352

3.	Inventory

     Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30,	December 31,
	2004	2003
Homes under construction	$2,724,760	$2,124,222
Land under development	3,410,088	2,876,256
Land held for future development	665,708	527,932

Total	$6,800,556	$5,528,410

4.	Investments in unconsolidated entities

     The Company’s investments in unconsolidated entities totaled $205.4 million at June 30, 2004 and $69.4 million at December 31, 2003. All of these investments are accounted for under the equity method.

     During the second quarter of 2004, the Company invested approximately $77.5 million in two joint ventures. These joint ventures develop and/or sell land within the United States. The Company has not guaranteed the indebtedness of the joint ventures.

     During January 2004, the Company invested $35.0 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems, with an option to purchase the remaining 50% interest in the entity in July 2006 or earlier under certain circumstances. The Company has certain commitments to the entity under operating and supply agreements, including: funding additional working capital, as determined by the entity’s operating committee on which the Company has 50% representation; and utilization of products and services of this entity for new homes built within certain markets in the western United States. This entity currently has no outstanding indebtedness.

     For the six months ended June 30, 2004, we made additional capital contributions to our investments in unconsolidated entities totaling approximately $29.8 million and received cash distributions from these entities totaling approximately $29.8 million.

5.	Senior notes and subordinated notes

     Subsequent to June 30, 2004, the Company sold $400 million of 4.875% senior notes, which mature on July 15, 2009 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from this offering will be used for the repayment of expiring notes due on August 15, 2004 of approximately $112 million, the reduction of short-term borrowings under our unsecured revolving credit facility and for general corporate purposes.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Senior notes and subordinated notes (continued)

     In January 2004, the Company sold $500 million of 5.25% unsecured senior notes, which mature on January 15, 2014 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to retire the $77 million outstanding Del Webb 10.25% senior subordinated notes and for general corporate purposes, including continued investment in our business.

     In December 2003, under the terms of Del Webb’s $150 million 10.25% senior subordinated notes due 2010, the Company exercised its optional right to call for the redemption of the remaining outstanding principal balance of approximately $77 million. The notes were redeemed in February 2004 at a price equal to 105.125% of the principal amount.

6.	Shareholders’ equity

     On December 11, 2003 the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock split.

     In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. As of June 30, 2004, we have repurchased a total of 990,000 shares for a total of $22.5 million. No repurchases occurred during the six months ended June 30, 2004.

Accumulated other comprehensive income (loss)

     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2004	2003
Foreign currency translation adjustments:
Argentina	$(25,010)	$(24,982)
Mexico	(15,751)	(13,962)
Change in fair value of derivatives, net of income taxes of $263 in 2004 and $122 in 2003	(428)	(198)

	$(41,189)	$(39,142)

7.	Supplemental Guarantor information

     At June 30, 2004, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $112 million, 8.375%, due 2004, (2) $125 million, 7.3%, due 2005, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

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

CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$69,086	$21,232	$—	$90,318
Unfunded settlements	—	96,809	(16,023)	—	80,786
House and land inventory	—	6,616,415	184,141	—	6,800,556
Land held for sale	—	222,995	645	—	223,640
Land, not owned, under option agreements	—	124,618	—	—	124,618
Residential mortgage loans available-for-sale	—	—	335,480	—	335,480
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	139,579	—	—	139,579
Other assets	31,733	714,903	95,382	—	842,018
Investment in subsidiaries	7,095,904	71,802	1,454,312	(8,622,018)	—

	$7,127,637	$8,363,200	$2,075,869	$(8,622,018)	$8,944,688

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$150,738	$1,647,297	$209,244	$—	$2,007,279
Unsecured short-term borrowing	127,000	—	—	—	127,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	290,219	—	290,219
Income taxes	110,177	—	(1,014)	—	109,163
Deferred income tax liability	14,348	—	11,405	—	25,753
Senior notes	2,573,925	—	—	—	2,573,925
Advances (receivable) payable - subsidiaries	340,101	(445,457)	105,356	—	—

Total liabilities	3,316,289	1,201,840	615,210	—	5,133,339
Shareholders’ equity	3,811,348	7,161,360	1,460,659	(8,622,018)	3,811,349

	$7,127,637	$8,363,200	$2,075,869	$(8,622,018)	$8,944,688

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$2,949	$305,356	$95,787	$—	$404,092
Unfunded settlements	—	140,431	(18,131)	—	122,300
House and land inventory	—	5,354,460	173,950	—	5,528,410
Land held for sale	—	251,237	—	—	251,237
Land, not owned, under option agreements	—	73,256	—	—	73,256
Residential mortgage loans available-for-sale	—	—	541,126	—	541,126
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	143,704	—	—	143,704
Other assets	81,145	501,052	109,337	—	691,534
Investment in subsidiaries	6,618,888	74,738	1,352,274	(8,045,900)	—

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$149,572	$1,547,241	$200,892	$—	$1,897,705
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	479,287	—	479,287
Income taxes	79,391	—	—	—	79,391
Deferred income tax liability	(8,799)	—	16,673	—	7,874
Senior notes and subordinated debentures	2,073,689	77,283	—	—	2,150,972
Advances (receivable) payable - subsidiaries	961,006	(1,124,437)	163,431	—	—

Total liabilities	3,254,859	500,087	860,283	—	4,615,229
Shareholders’ equity	3,448,123	6,651,140	1,394,760	(8,045,900)	3,448,123

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,450,473	$44,011	$—	$2,494,484
Financial services	—	4,523	19,351	—	23,874
Corporate	89	301	172	—	562

Total revenues	89	2,455,297	63,534	—	2,518,920

Expenses:
Homebuilding:
Cost of sales	—	1,907,839	35,465	—	1,943,304
Selling, general and administrative and other expense	3,761	222,822	16,123	—	242,706
Financial services	245	1,364	14,522	—	16,131
Corporate, net	23,134	1,377	(81)	—	24,430

Total expenses	27,140	2,133,402	66,029	—	2,226,571

Other Income:
Equity income	—	8,346	2,037	—	10,383

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27,051)	330,241	(458)	—	302,732
Income taxes (benefit)	(20,359)	135,678	(296)	—	115,023

Income (loss) from continuing operations before equity in income of subsidiaries	(6,692)	194,563	(162)	—	187,709
Loss from discontinued operations	(106)	—	—	—	(106)

Income (loss) before equity in income of subsidiaries	(6,798)	194,563	(162)	—	187,603

Equity in income of subsidiaries:
Continuing operations	194,401	3,144	59,880	(257,425)	—
Discontinued operations	—	—	—	—	—

	194,401	3,144	59,880	(257,425)	—

Net income	$187,603	$197,707	$59,718	$(257,425)	$187,603

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$4,416,155	$91,608	$—	$4,507,763
Financial services	—	8,771	39,675	—	48,446
Corporate	89	1,078	292	—	1,459

Total revenues	89	4,426,004	131,575	—	4,557,668

Expenses:
Homebuilding:
Cost of sales	—	3,443,775	74,095	—	3,517,870
Selling, general and administrative and other expense	7,586	431,310	25,883	—	464,779
Financial services	497	2,595	28,622	—	31,714
Corporate, net	42,899	2,741	(85)	—	45,555

Total expenses	50,982	3,880,421	128,515	—	4,059,918

Other Income:
Equity income	—	13,927	3,679	—	17,606

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(50,893)	559,510	6,739	—	515,356
Income taxes (benefit)	(40,133)	233,193	2,750	—	195,810

Income (loss) from continuing operations before equity in income of subsidiaries	(10,760)	326,317	3,989	—	319,546
Loss from discontinued operations	(314)	—	—	—	(314)

Income (loss) before equity in income of subsidiaries	(11,074)	326,317	3,989	—	319,232

Equity in income of subsidiaries:
Continuing operations	330,306	7,515	110,153	(447,974)	—
Discontinued operations	—	—	—	—	—

	330,306	7,515	110,153	(447,974)	—

Net income	$319,232	$333,832	$114,142	$(447,974)	$319,232

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,876,777	$48,934	$—	$1,925,711
Financial services	—	3,633	28,141	—	31,774
Corporate	22	537	141	—	700

Total revenues	22	1,880,947	77,216	—	1,958,185

Expenses:
Homebuilding:
Cost of sales	—	1,483,286	38,297	—	1,521,583
Selling, general and administrative and other expense	2,447	195,926	10,637	—	209,010
Financial services	—	1,160	11,328	—	12,488
Corporate, net	25,852	(2,191)	(915)	—	22,746

Total expenses	28,299	1,678,181	59,347	—	1,765,827

Other Income:
Equity income	—	2,695	1,780	—	4,475

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(28,277)	205,461	19,649		196,833
Income taxes (benefit)	(11,300)	78,899	7,234	—	74,833

Income (loss) from continuing operations before equity in income of subsidiaries	(16,977)	126,562	12,415	—	122,000
Loss from discontinued operations	(282)	—	(1)	—	(283)

Income (loss) before equity in income of subsidiaries	(17,259)	126,562	12,414	—	121,717

Equity in income of subsidiaries:
Continuing operations	138,977	11,449	74,031	(224,457)	—
Discontinued operations	(1)	—	—	1	—

	138,976	11,449	74,031	(224,456)	—

Net income	$121,717	$138,011	$86,445	$(224,456)	$121,717

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,356,884	$92,266	$—	$3,449,150
Financial services	—	6,799	52,571	—	59,370
Corporate	22	1,921	312	—	2,255

Total revenues	22	3,365,604	145,149	—	3,510,775

Expenses:
Homebuilding:
Cost of sales	—	2,662,571	73,981	—	2,736,552
Selling, general and administrative and other expense	4,294	362,797	20,380	—	387,471
Financial services	—	2,257	21,968	—	24,225
Corporate, net	41,994	(949)	(1,375)	—	39,670

Total expenses	46,288	3,026,676	114,954	—	3,187,918

Other Income:
Equity income	—	9,070	4,065	—	13,135

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(46,266)	347,998	34,260		335,992
Income taxes (benefit)	(18,596)	133,198	13,089	—	127,691

Income (loss) from continuing operations before equity in income of subsidiaries	(27,670)	214,800	21,171	—	208,301
Loss from discontinued operations	(447)	—	—	—	(447)

Income (loss) before equity in income of subsidiaries	(28,117)	214,800	21,171	—	207,854

Equity in income of subsidiaries:
Continuing operations	235,971	20,627	131,357	(387,955)	—
Discontinued operations	—	—	—	—	—

	235,971	20,627	131,357	(387,955)	—

Net income	$207,854	$235,427	$152,528	$(387,955)	$207,854

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$319,232	$333,832	$114,142	$(447,974)	$319,232
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(330,306)	(7,515)	(110,153)	447,974	—
Amortization and depreciation	—	18,939	3,087	—	22,026
Stock-based compensation expense	11,270	—	—	—	11,270
Deferred income taxes	23,146	—	(5,267)	—	17,879
Other, net	580	(13,716)	(3,495)	—	(16,631)
Increase (decrease) in cash due to:
Inventory	—	(1,295,263)	(12,686)	—	(1,307,949)
Residential mortgage loans available-for-sale	—	—	205,646	—	205,646
Other assets	49,411	15,585	19,391	—	84,387
Accounts payable, accrued and other liabilities	1,170	119,160	(2,713)	—	117,617
Income taxes	(82,849)	135,678	4,051	—	56,880

Net cash provided by (used in) operating activities	(8,346)	(693,300)	212,003	—	(489,643)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	11,000	—	(19,526)	—
Investment in subsidiary	(103,000)	(836)	(128,274)	232,110	—
Distributions from unconsolidated subsidiaries	—	27,558	2,288	—	29,846
Investments in unconsolidated subsidiaries	—	(141,889)	(401)	—	(142,290)
Proceeds from sales of property and equipment	—	5,109	50	—	5,159
Capital expenditures	—	(31,042)	(7,544)	—	(38,586)
Other, net	—	—	503	—	503

Net cash provided by (used in) investing activities	(94,474)	(130,100)	(133,378)	212,584	(145,368)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	626,655	—	3,092	—	629,747
Repayment of borrowings	—	(133,518)	(189,226)	—	(322,744)
Capital contributions from parent	—	128,273	103,837	(232,110)	—
Advances (to) from affiliates	(540,050)	600,901	(60,851)	—	—
Issuance of common stock	25,945	—	—	—	25,945
Dividends paid	(12,679)	(8,526)	(11,000)	19,526	(12,679)

Net cash provided by (used in) financing activities	99,871	587,130	(154,148)	(212,584)	320,269

Net decrease in cash and equivalents	(2,949)	(236,270)	(75,523)	—	(314,742)
Effect of exchange rate changes on cash and equivalents	—	—	968	—	968

Cash and equivalents at beginning of period	2,949	305,356	95,787	—	404,092

Cash and equivalents at end of period	$—	$69,086	$21,232	$—	$90,318

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$207,854	$235,427	$152,528	$(387,955)	$207,854
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(235,971)	(20,627)	(131,357)	387,955	—
Amortization and depreciation	—	17,263	1,779	—	19,042
Stock-based compensation expense	9,158	—	—	—	9,158
Deferred income taxes	13,017	—	(5,925)	—	7,092
Other, net	564	(2,154)	(422)	—	(2,012)
Increase (decrease) in cash due to:
Inventory	—	(759,041)	(24,948)	—	(783,989)
Residential mortgage loans available-for-sale	—	—	156,678	—	156,678
Other assets	(17,462)	(30,210)	26,604	—	(21,068)
Accounts payable, accrued and other liabilities	15,390	62,340	30,855	—	108,585
Income taxes	(86,230)	54,240	6,796	—	(25,194)

Net cash provided by (used in) operating activities	(93,680)	(442,762)	212,588	—	(323,854)

Cash flows from investing activities:
Dividends received from subsidiaries	—	13,000	—	(13,000)	—
Investment in subsidiary	(451,538)	(871)	(1,000)	453,409	—
Distributions from unconsolidated subsidiaries	—	10,334	—	—	10,334
Investments in unconsolidated subsidiaries	—	(2,084)	(3,679)	—	(5,763)
Proceeds from sales of property and equipment	—	640	—	—	640
Capital expenditures	—	(11,443)	(5,619)	—	(17,062)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(451,538)	9,576	(10,298)	440,409	(11,851)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	694,937	—	1,009	—	695,946
Repayment of borrowings	(175,000)	(220,583)	(180,646)	—	(576,229)
Capital contributions from parent	—	451,538	1,871	(453,409)	—
Advances (to) from affiliates	32,138	(24,730)	(7,408)	—	—
Issuance of common stock	16,332	—	—	—	16,332
Common stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(4,885)	—	(13,000)	13,000	(4,885)

Net cash provided by (used in) financing activities	545,218	206,225	(198,174)	(440,409)	112,860

Net increase (decrease) in cash and equivalents	—	(226,961)	4,116	—	(222,845)

Effect of exchange rate changes on cash and equivalents	—	—	764	—	764

Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$—	$314,134	$76,953	$—	$391,087

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Overview:

     A summary of our operating results by business segment for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Pre-tax income (loss):
Homebuilding operations	$318,231	$198,021	$540,994	$335,433
Financial services operations	8,369	20,858	18,458	37,974
Corporate	(23,868)	(22,046)	(44,096)	(37,415)

Pre-tax income from continuing operations	302,732	196,833	515,356	335,992
Income taxes	(115,023)	(74,833)	(195,810)	(127,691)

Income from continuing operations	187,709	122,000	319,546	208,301
Loss from discontinued operations	(106)	(283)	(314)	(447)

Net income	$187,603	$121,717	$319,232	$207,854

Per share data – assuming dilution:
Income from continuing operations	$1.45	$.98	$2.48	$1.67
Loss from discontinued operations	—	—	—	—

Net income	$1.45	$.97	$2.48	$1.67

     Key financial highlights for the three-month and six-month periods ended June 30, 2004 and 2003 are as follows:

•	Continued strong demand for new homes in many of our markets, geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to leverage construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 61% for both periods. Domestic average unit selling prices increased 9% for both periods. Such factors combined to drive domestic homebuilding settlement gross margin percentages up approximately 130 basis points to 22.1% for the three-month period and 150 basis points to 22.0% for the six-month period ended June 30, 2004. We experienced a significant increase in unit backlog as of June 30, 2004 compared with June 30, 2003 attributed to continued strong demand for new homes in many of our markets, most notably in the western half of the United States.

•	Pre-tax income of our financial services business segment declined 60% and 51% for the three and six-month periods ended June 30, 2004 compared with June 30, 2003. The decrease in pre-tax income performance over both periods is attributed to a shift in our product mix toward adjustable rate mortgages (“ARMs”) versus fixed rate mortgages as a result of changes in customer mortgage product preference. This shift in product mix toward ARMs during 2004 has led to decreasing profitability per loan compared with the prior year. In addition, increased operating expenses were incurred during 2004 versus 2003 in anticipation of the continued growth of the business projected for the balance of 2004, mainly in the areas of staffing, recruiting, training, systems and facility costs.

•	The increase in pre-tax loss at the Corporate segment is primarily due to increased interest resulting from higher debt levels necessary to support our growth.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding – We conduct our Domestic Homebuilding operations in 44 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding – We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (“International”) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Homebuilding settlement revenues:
Domestic	$2,394,778	$1,845,461	$4,337,319	$3,292,659
International	44,011	48,934	91,608	92,266

Total	2,438,789	1,894,395	4,428,927	3,384,925

Homebuilding settlements units:
Domestic	8,480	7,112	15,519	12,897
International	1,557	1,468	3,158	2,659

Total	10,037	8,580	18,677	15,556

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three month and six month periods ended June 30, 2004 were $21,616 and $30,166, compared with $8,016 and $16,537 for the three and six months ended June 30, 2003. Homebuilding unit settlements of affiliates, not included in the table above, for the three and six month periods ended June 30, 2004 were 78 and 114, compared with 37 and 85 for the three and six months ended June 30, 2003.

Domestic Homebuilding

     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 44 markets located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Unit settlements:
Northeast	695	553	1,214	979
Southeast	2,058	1,759	3,763	3,508
Midwest	1,163	1,041	1,936	1,883
Central	1,214	1,133	2,188	1,867
West	3,350	2,626	6,418	4,660

	8,480	7,112	15,519	12,897

Net new orders – units*:
Northeast	856	909	1,570	1,645
Southeast	2,426	2,441	5,195	4,704
Midwest	1,449	1,422	2,936	2,540
Central	1,605	1,317	3,181	2,502
West	4,440	3,102	8,645	6,033

	10,776	9,191	21,527	17,424

Net new orders – dollars* ($000’s omitted)	$3,303,000	$2,466,000	$6,456,000	$4,620,000

Unit backlog:
Northeast			1,891	1,795
Southeast			5,158	4,135
Midwest			2,401	2,258
Central			2,149	1,540
West			8,361	5,471

			19,960	15,199

Backlog at June 30 – dollars ($000’s omitted)			$6,266,000	$4,244,000

*	Unit net new orders for the three and six months ended June 30, 2003 do not include 67 units of backlog acquired and the related dollars.

     Continued strong demand for new homes, particularly in the West, was the primary driver for increases in net new orders, unit settlements and unit backlog.

     Net new orders increased 17%, to a record 10,776 units, for the three months ended June 30, 2004. Net new orders for the six months ended June 30, 2004 increased 24% to 21,527 units.

     Unit settlements also set a record for the three and six-month periods at 8,480 units and 15,519 units, respectively, representing increases of 19% and 20%, respectively, over the same periods in 2003. The average selling price for homes closed increased 9% to $282,000 for the three months ended June 30, 2004, and 9% to $279,000 for the six months then ended. Changes in average unit selling price reflect a number of factors, including changes in market selling prices, primarily in the West, and geographic and product mix.

     Unit backlog increased as of June 30, 2004 compared with the prior year. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 19,960 units. The dollar value of our backlog was up 48% to $6.3 billion at June 30, 2004 compared with $4.2 billion at June 30, 2003. Our most significant increases occurred in the Southeast, Central and West, which had increases of 25%, 40% and 53%, respectively.

     The West contributed a significant portion of the activity in the Domestic Homebuilding business unit, representing 41.2% of unit net new orders and 39.5% of unit settlements for the three months ended June 30, 2004 and 40.2% of unit net new orders and 41.4% of unit settlements for the six months ended June 30, 2004 and 41.9% of the total Domestic Homebuilding backlog at June 30, 2004.

     For 2004, the greater Phoenix market represented 17.9% of Domestic Homebuilding unit net new orders, 15.6% of unit settlements and 13.1% of Domestic Homebuilding settlement revenues for the three months ended June 30. The Las Vegas market represented 10.2% of unit settlements and 13.3% of Domestic Homebuilding settlement revenues for the three months ended June 30. The greater Phoenix market represented 16.2% of Domestic Homebuilding unit net new orders, 16.1% of unit settlements and 13.2% of Domestic Homebuilding settlement revenues for the six months ended June 30. The Las Vegas market represented 10.7% of unit settlements and 13.9% of settlement revenues for the same period.

     For 2003, the greater Phoenix market represented 12.0% of unit net new orders, 11.9% of unit settlements and 10.6% of Domestic Homebuilding settlement revenues for the three-month period ended June 30. For the six-month period of 2003, our metropolitan Phoenix operations represented 12.1% of unit new net orders and 11.1% of unit settlements.

     No other individual market represented more than 10.0% of total Domestic Homebuilding unit net new orders, unit settlements or revenues for the three and six-month periods ended June 30, 2004 or 2003.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and six months ended June 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Home sale revenue (settlements)	2,394,778	$1,845,461	$4,337,319	$3,292,659
Land sale revenue	55,695	31,316	78,836	64,225
Home cost of sales (a)	(1,865,771)	(1,461,111)	(3,382,095)	(2,616,336)
Land cost of sales	(42,068)	(22,175)	(61,680)	(46,235)
Selling, general and administrative expense	(223,651)	(189,861)	(429,252)	(356,961)
Equity income	7,908	2,177	13,212	8,535
Other income (expense), net	(8,809)	(8,166)	(15,733)	(9,808)

Pre-tax income	$318,082	$197,641	$540,607	$336,079

Average sales price	$282	$259	$279	$255

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been included as part of homebuilding cost of sales.

     Homebuilding gross profit margins from home settlements increased to 22.1% and 22.0% for the three and six months ended June 30, 2004, compared with 20.8% and 20.5%, respectively, for the same periods in the prior year. This increase is primarily attributable to favorable home pricing and product and geographic mix.

     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Contributions from land sales for the quarter increased 49% to $13.6 million when compared with the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital.

     Selling, general and administrative expenses as a percentage of home settlement revenues declined by approximately 100 basis points to 9.3% for the three months ended and 90 basis points to 9.9% for the six months ended June 30, 2004. This improvement can be attributed to greater leverage as a result of volume increases and the favorable pricing environment for our homes, combined with a reduced level of additional weather-related community start-up expenses during 2004 as compared with expenses incurred during the first quarter of 2003 in the Northeast and Midwest.

     The increase in equity income for both periods was attributable to our 50% investment in the joint venture that supplies and installs basic building components and operating systems.

     Other income (expense), net, which includes several miscellaneous items, increased for the three and six-month periods, primarily as a result of insurance-related expenses and settlements.

     At June 30, 2004 and December 31, 2003, our Domestic Homebuilding operations controlled approximately 312,700 and 256,900 lots, respectively. Approximately 135,200 and 120,400 lots were owned, and approximately 97,900 and 66,000 lots were under option agreements approved for purchase at June 30, 2004 and December 31, 2003, respectively. In addition, there were approximately 79,600 and 70,500 lots under option agreements, pending approval, at June 30, 2004 and December 31, 2003, respectively.

     The total purchase price applicable to land under option approved for use by our homebuilding operations at future dates approximated $3.7 billion at June 30, 2004, compared with $2.6 billion at December 31, 2003. In addition, total purchase price applicable to land under option pending approval was valued at $2.8 billion at June 30, 2004 compared with $2.1 billion at December 31, 2003. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by cash deposits totaling $160.1 million, which are generally non-refundable.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     The following table presents selected financial data for our International Homebuilding operations for the three and six months ended June 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues	$44,011	$48,934	$91,608	$92,266
Cost of sales	(35,465)	(38,297)	(74,095)	(73,981)
Selling, general and administrative expense	(8,838)	(10,127)	(17,191)	(20,590)
Other income (expense), net	(1,144)	(702)	(1,942)	(1,093)
Minority interest	(264)	(154)	(661)	981
Equity in income of joint ventures	1,849	726	2,668	1,771

Pre-tax income (loss)	$149	$380	$387	$(646)

Unit settlements	1,557	1,468	3,158	2,659

Note: Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended June 30, 2004 and 2003 were 78 and 37, respectively. For the six months ended June 30, 2004 and 2003, homebuilding units of affiliates, not included in the table above, were 114 and 85, respectively.

     International unit settlements for the three and six months ended June 30, 2004, increased 6% and 19% respectively. The increase in unit settlements is attributable to our operations in Mexico, where unit settlements increased to 1,519 from 1,403 for the three months ended June 30, 2004 and to 3,051 from 2,510 for the six months ended June 30, 2004. International revenues for the three and six months ended June 30, 2004 decreased 10% and 1%, respectively, over the prior year periods. The decrease in International revenues is the result of a shift in product mix to the lower priced units in Mexico from the higher priced units in Argentina.

     Product mix shifts also had a negative impact on gross margins. Gross margins decreased approximately 230 basis points to 19.4% for the three months ended June 30, 2004 and 70 basis points to 19.1% for the six months ended June 30, 2004. Selling, general and administrative expenses as a percent of revenues declined to 20.1% from 20.7% for the three-month period and to 18.8% from 22.3% for the six-month period as Mexico began to see the benefits of restructuring actions taken during 2003.

     At June 30, 2004, our investments in Puerto Rico approximated $33.1 million. Our operations in Argentina and Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three and six months ended June 30, 2004 and 2003, included in other income (expense), net, were not significant. At June 30, 2004, our investments in Argentina and Mexico, net of accumulated foreign currency translation adjustments, approximated $12.2 million and $67.4 million, respectively.

Financial Services Operations:

     We conduct our financial services business, which includes mortgage and title insurance operations, through Pulte Mortgage and other subsidiaries.

     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total originations:
Loans	7,957	6,776	14,070	11,938

Principal ($000’s omitted)	$1,495,800	$1,161,000	$2,648,500	$2,028,200

Originations for Pulte customers:
Loans	7,037	5,411	12,472	9,554

Principal ($000’s omitted)	$1,348,400	$923,400	$2,393,000	$1,614,100

     Pre-tax income of our financial services operations for the three and six months ended June 30, 2004 was $8.4 and $18.5 million, respectively, compared with $20.9 and $38.0 million for the prior year periods. The decrease in pre-tax income can be attributed to a shift in our product mix to ARMs, which generally have a lower profit per loan than fixed rate products. The shift in product mix is attributable to customer mortgage product preference.

     ARMs represented 42.2% of total funded origination dollars and 40.3% of total funded origination units for the three months ended June 30, 2004, compared with 18.3% and 17.1%, respectively, in the prior year three-month period. ARMs represented 37.1% of total funded origination dollars and 35.3% of total funded origination units for the six months ended June 30, 2004, compared with 17.5% and 16.1%, respectively, in the prior year six-month period. Refinancings approximated 3.4% and 3.7% of total unit originations for the three and six-month periods ended June 30, 2004, compared with 11.3% for both prior year periods.

     Mortgage origination unit and principal volume for the three months ended June 30, 2004 increased 17% and 29%, respectively, and 18% and 31% for the six-month period, respectively. The growth is attributable to an increase in the capture rate from 83.2% to 88.4% for the three-month period and 82.0% to 87.4% for the six-month period combined with the volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to represent the majority of total loan production, representing 88.4% and 88.6% of total Pulte Mortgage unit production for the three and six months ended June 30, 2004, respectively, compared with 79.3% and 79.8%, respectively, for the same periods in the prior year.

     At June 30, 2004, loan application backlog increased to $3.8 billion as compared with $2.4 billion at June 30, 2003.

     Income from our title insurance operations increased to $3.5 million for the three months ended June 30, 2004, from $3.0 million in 2003, and to $6.8 million for the six months ended, from $5.1 million in 2003. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $0.2 million for the three months ended June 30, 2004, compared with $1.1 million in 2003, and $1.0 million for the six months ended June 30, 2004 compared with $2.3 million in 2003.

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

     The following table presents results of operations for this segment for the three and six months ended June 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net interest expense	$12,111	$9,464	$23,746	$18,480
Other corporate expenses, net	11,757	12,582	20,350	18,935

Loss before income taxes	$23,868	$22,046	$44,096	$37,415

     Interest expense, net of interest capitalized into inventory, increased $2.6 and $5.3 million in the three and six months ended June 30, 2004. This is a result of the continued increase in debt levels necessary to support our growth. Interest incurred for the three and six months ended June 30, 2004, excluding interest incurred by our Financial Services operations, was approximately $50.4 and $99.2 million, respectively.

     The changes in other corporate expenses, net for the three and six months ended June 30, 2004 resulted from increased charitable contributions expense, offset by decreased compensation-related expense, compared with the prior year. Additionally, during the second quarter of 2003, we recognized income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.

     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest in inventory has increased primarily as a result of higher levels of indebtedness to support the growth of the business and the addition of the Del Webb properties, which have a longer life cycle. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest in inventory at beginning of period	$215,253	$165,221	$200,584	$142,984
Interest capitalized	37,737	32,849	74,018	66,495
Interest expensed	(29,508)	(17,103)	(51,120)	(28,512)

Interest in inventory at end of period	$223,482	$180,967	$223,482	$180,967

Liquidity and Capital Resources:

     Our net cash used in operating activities amounted to $489.6 million compared with net cash used in operating activities of $323.9 million in the prior year period. This change was primarily driven by an increase in inventories. Cash used in investing activities was $145.4 million for the six months ended June 30, 2004, compared with $11.9 million in the prior year. The change in net cash used in investing activities can be attributed to additional investments in unconsolidated entities. Net cash provided by financing activities of $320.3 million for the six months ended June 30, 2004 primarily represents proceeds from our $500 million senior notes issued in January 2004 and borrowings of $127.0 million under the unsecured revolving credit facility during the second quarter of 2004, largely offset by the repayment of Pulte Mortgage’s revolving credit facilities and redemption of the remaining Del Webb 10.25% senior subordinated notes.

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements. We had outstanding borrowings of $127.0 million under our $850 million unsecured revolving credit facility at June 30, 2004.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At June 30, 2004, Pulte Mortgage had committed credit arrangements of $905 million comprised of a $355 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program. Subsequent to June 30, 2004, we expanded the capacity on the bank revolving credit facility from $355 million to $390 million. There were approximately $290.2 million of borrowings outstanding under existing Pulte Mortgage arrangements at June 30, 2004. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     Subsequent to June 30, 2004, we sold $400 million of 4.875% senior notes, which mature on July 15, 2009 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from this offering will be used for the repayment of expiring notes due on August 15, 2004 of approximately $112 million, the reduction of short-term borrowings under our unsecured revolving credit facility and for general corporate purposes.

     In January 2004, we sold $500 million of 5.25% unsecured senior notes, which mature on January 15, 2014 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to retire the $77 million outstanding Del Webb 10.25% senior subordinated notes and for general corporate purposes, including continued investment in our business.

     At June 30, 2004, we had remaining authorization to purchase common stock aggregating $77.5 million, pursuant to our $100 million share repurchase program.

     Our effective tax rate at June 30, 2004 was 38%. We anticipate that our effective tax rate for 2004 will approximate 38%, the same as our 2003 effective tax rate.

     At June 30, 2004, we had cash and equivalents of $90.3 million and $2.6 billion of senior notes. Other financing included limited recourse collateralized financing totaling $128.6 million. Sources of our working capital include our cash and equivalents, our $850 million committed unsecured revolving credit facility and Pulte Mortgage’s $905 million committed credit arrangements.

     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 41.5% at June 30, 2004, and approximately 40.7% net of cash and equivalents. We expect to maintain our net debt-to-total capitalization at approximately the 40% level. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.

     At June 30, 2004, we had $1.0 billion remaining under our current mixed security shelf registration. As a result of our $400 million debt issue subsequent to June 30, 2004, our capacity under our shelf registration has been reduced to $600 million as of the date of this quarterly filing.

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

New Accounting Pronouncements:

     In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin (“SAB”) 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires the commitment to be recognized on the balance sheet at fair value from its inception through its expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The issuance of SAB 105 had an insignificant impact on our results of operations, financial condition and cash flows.

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2004, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of June 30, 2004 for the
	years ended December 31,
								Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes	$112,000	$125,000	$—	$—	$—	$2,348,563	$2,585,563	$2,853,468
Average interest rate	8.38%	7.3%	0%	0%	0%	6.86%	6.95%
Limited recourse collateralized financing	$44,765	$43,108	$24,443	$12,289	$2,773	$1,234	$128,612	$128,612
Average interest rate	1.02%	1.37%	.86%	.98%	4.45%	2.34%	1.22%

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

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Our Annual Meeting of Shareholders was held on May 13, 2004. The following matters were considered and acted upon, with the results indicated below.

		Shares
	Shares	Voted	Shares	Shares
	Voted For	Against	Abstaining	Withheld
Election of Directors
Nominees to Serve a Three Year Term Expiring at the 2007 Annual Meeting:
Richard J. Dugas, Jr.	115,446,166	—	—	1,910,402
David N. McCammon	113,483,976	—	—	3,872,591
William J. Pulte	114,498,654	—	—	2,857,913
Francis J. Sehn	115,757,573	—	—	1,598,994
Nominee to Serve a Two Year Term Expiring at the 2006 Annual Meeting:
Michael E. Rossi	114,266,806	—	—	3,089,761
Proposal to adopt the Pulte Homes, Inc. Stock Incentive Plan	82,540,273	16,222,237	797,281	17,796,777
Ratification of the appointment of the Company’s independent accountants by shareholders	44,696,422	54,175,455	687,915	17,796,776

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

10.1	Fifth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, The Lenders Party Hereto, and Bank One, NA, As Administrative Agent And Banc One Capital Markets, Inc. As Lead Arranger and Sole Book Runner And LaSalle Bank National Association, As Collateral Agent dated as of June 30, 2004

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On July 27, 2004, we filed a Current Report on Form 8-K, reporting the information required by Item 12 in connection with our press release dated July 26, 2004, announcing our earnings for the three-month and six-month periods ended June 30, 2004. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent J. Frees

Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: August 4, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1	Fifth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, The Lenders Party Hereto, and Bank One, NA, As Administrative Agent And Banc One Capital Markets, Inc. As Lead Arranger and Sole Book Runner And LaSalle Bank National Association, As Collateral Agent dated as of June 30, 2004

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002