Form 10-Q
period 2004-09-30
PULTE HOMES INC/MI/
filed 2004-11-03
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
OR
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
YES (✓) NO (   )

Number of shares of common stock outstanding as of October 29, 2004: 127,554,884

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

PULTE HOMES, INC.

INDEX

Page No.
PART I FINANCIAL INFORMATION
Item 1 Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003	3
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	4
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2004 and 2003	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3 Quantitative and Qualitative Disclosures About Market Risk	35
Item 4 Controls and Procedures	36
PART II OTHER INFORMATION
Item 1 Legal Proceedings	37
Item 6 Exhibits and Reports on Form 8-K	37
SIGNATURES	39
Amended and Restated Credit Agreement
Fourth Omnibus Amendment
Amendment For A Permanent Increase To The Aggregate Commitment
Certification by Richard J. Dugas, Jr., President and CEO
Certification by Roger A. Cregg, Executive Vice President and CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906
Agreement Between Pulte Homes, Inc. and Leo J. Taylor, Dated October 6, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and equivalents	$116,411	$404,092
Unfunded settlements	118,945	122,300
House and land inventory	7,726,521	5,528,410
Land held for sale	307,697	251,237
Land, not owned, under option agreements	99,762	73,256
Residential mortgage loans available-for-sale	355,656	541,126
Goodwill	307,693	307,693
Intangible assets, net	137,517	143,704
Other assets	916,858	691,534

Total assets	$10,087,060	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $291,788 and $222,681, respectively	$2,134,264	$1,897,705
Unsecured short-term borrowings	567,300	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	287,038	479,287
Income taxes	121,603	79,391
Deferred income tax liability	13,030	7,874
Senior notes and subordinated debentures	2,861,215	2,150,972

Total liabilities	5,984,450	4,615,229
Shareholders’ equity	4,102,610	3,448,123

	$10,087,060	$8,063,352

Note: The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Homebuilding	$2,939,255	$2,373,364	$7,447,018	$5,822,514
Financial services	27,706	25,851	76,152	85,221
Corporate	125	588	1,584	2,843

Total revenues	2,967,086	2,399,803	7,524,754	5,910,578

Expenses:
Homebuilding, principally cost of sales	2,521,434	2,119,789	6,504,083	5,243,812
Financial services	19,092	13,719	50,806	37,944
Corporate, net	24,695	18,189	70,250	57,859

Total expenses	2,565,221	2,151,697	6,625,139	5,339,615

Other income:
Equity income	16,146	11,559	33,752	24,694

Income from continuing operations before income taxes	418,011	259,665	933,367	595,657
Income taxes	158,861	98,630	354,671	226,321

Income from continuing operations	259,150	161,035	578,696	369,336
Income from discontinued operations	10,786	7,851	10,472	7,404

Net income	$269,936	$168,886	$589,168	$376,740

Per share data:
Basic:
Income from continuing operations	$2.05	$1.32	$4.60	$3.03
Income from discontinued operations	.08	.06	.09	.06

Net income	$2.13	$1.38	$4.69	$3.09

Assuming dilution:
Income from continuing operations	$1.99	$1.28	$4.47	$2.95
Income from discontinued operations	.08	.06	.08	.06

Net income	$2.07	$1.34	$4.55	$3.01

Cash dividends declared	$.05	$.02	$.15	$.06

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	126,566	122,248	125,701	121,730
Assuming dilution:
Effect of dilutive securities	3,919	3,530	3,890	3,288

Adjusted weighted-average common shares and effect of dilutive securities	130,485	125,778	129,591	125,018

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $31,425	22	68,415	—	—	—	68,437
Stock-based compensation	—	16,834	—	—	—	16,834
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	479	—	—	479
Cash dividends declared	—	—	—	—	(19,058)	(19,058)
Comprehensive income:
Net income	—	—	—	—	589,168	589,168
Change in fair value of derivatives	—	—	—	406	—	406
Foreign currency translation adjustments	—	—	—	(1,779)	—	(1,779)

Total comprehensive income						587,795

Shareholders’ Equity, September 30, 2004	$1,276	$1,101,238	$(177)	$(40,515)	$3,040,788	$4,102,610

Shareholders’ Equity, December 31, 2002	$1,222	$932,551	$(9,866)	$(35,371)	$1,871,890	$2,760,426
Stock option exercise, including tax benefit of $12,159	14	30,119	—	—	—	30,133
Stock-based compensation	—	8,839	—	—	—	8,839
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	5,659	—	—	5,659
Cash dividends declared	—	—	—	—	(7,358)	(7,358)
Stock repurchases	(8)	(6,062)	—	—	(12,234)	(18,304)
Comprehensive income:
Net income	—	—	—	—	376,740	376,740
Change in fair value of derivatives	—	—	—	(438)	—	(438)
Foreign currency translation adjustments	—	—	—	(2,437)	—	(2,437)

Total comprehensive income						373,865

Shareholders’ Equity, September 30, 2003	$1,232	$965,443	$(4,207)	$(38,246)	$2,229,038	$3,153,260

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$589,168	$376,740
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization and depreciation	34,041	29,368
Stock-based compensation expense	17,313	14,498
Deferred income taxes	5,156	(18,207)
Other, net	(29,258)	(20,299)
Increase (decrease) in cash due to:
Inventories	(2,376,800)	(1,332,247)
Residential mortgage loans available-for-sale	185,470	70,121
Other assets	34,329	14,773
Accounts payable, accrued and other liabilities	277,547	355,064
Income taxes	74,899	49,794

Net cash used in operating activities	(1,188,135)	(460,395)

Cash flows from investing activities:
Distributions from unconsolidated entities	50,029	30,334
Investments in unconsolidated entities	(155,982)	(5,688)
Proceeds from sales of property and equipment	4,946	1,666
Capital expenditures	(54,784)	(30,365)
Other, net	503	—

Net cash used in investing activities	(155,288)	(4,053)

Cash flows from financing activities:
Proceeds from borrowings	1,469,115	713,927
Repayment of borrowings	(431,193)	(541,825)
Issuance of common stock	37,012	17,974
Common stock repurchases	—	(18,304)
Dividends paid	(19,058)	(7,358)

Net cash provided by financing activities	1,055,876	164,414

Net decrease in cash and equivalents	(287,547)	(300,034)
Effect of exchange rate changes on cash and equivalents	(134)	(983)
Cash and equivalents at beginning of period	404,092	613,168

Cash and equivalents at end of period	$116,411	$312,151

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$35,390	$36,456

Income taxes	$272,832	$187,944

See accompanying Notes to Condensed Consolidated Financial Statements.

1.	Basis of presentation and significant accounting policies

     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”). The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (“First Heights”), is classified as a discontinued operation. The Company’s operations also include a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

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

     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Nine Months Ended
	September 30,
	2004	2003
Allowance for warranties at beginning of period	$62,216	$51,973
Warranty reserves provided	70,792	55,209
Payments and other adjustments	(65,016)	(54,294)

Allowance for warranties at end of period	$67,992	$52,888

1.	Basis of presentation and significant accounting policies (continued)

Stock-based compensation

     The Company currently has several stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognizes compensation expense based on the fair value provisions of SFAS No. 123 for all new stock option grants effective January 1, 2003. Grants made prior to January 1, 2003 are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share as if the fair value method had been applied to all outstanding stock options in each period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported ($000’s omitted)	$269,936	$168,886	$589,168	$376,740
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	2,803	1,103	7,721	4,317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(3,499)	(2,650)	(11,582)	(5,933)

Pro forma net income ($000’s omitted)	$269,240	$167,339	$585,307	$375,124

Earnings per share:
Basic – as reported	$2.13	$1.38	$4.69	$3.09

Basic – pro forma	$2.13	$1.37	$4.66	$3.08

Diluted – as reported	$2.07	$1.34	$4.55	$3.01

Diluted – pro forma	$2.06	$1.33	$4.52	$3.00

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $943 thousand and $3 million for the three and nine months ended September 30, 2004, compared with $2.2 million and $4.7 million for the three and nine months ended September 30, 2003. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

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

     In applying the provisions of FIN 46, the Company evaluated all land option agreements (including those created prior to February 1, 2003) and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At September 30, 2004 and December 31, 2003, the Company classified $99.8 million and $73.3 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet. The adoption of FIN 46 had no impact on the Company’s results of operations or cash flows.

New accounting pronouncements

     In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires commitments to be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The issuance of SAB 105 had an insignificant impact on our results of operations, financial condition and cash flows.

2.	Segment information

     We have two reportable business segments, Homebuilding and Financial Services, and one non-operating segment, Corporate.

     The Homebuilding segment consists of the following operations:

•	Domestic Homebuilding, our core business, is engaged in the acquisition and development of land principally for residential purposes within the continental United States, and the construction of homes on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	International Homebuilding is primarily engaged in the acquisition and development of land principally for residential purposes, and the construction of homes on such land in Mexico, Puerto Rico and Argentina.

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

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Homebuilding	$2,939,255	$2,373,364	$7,447,018	$5,822,514
Financial services	27,706	25,851	76,152	85,221
Corporate	125	588	1,584	2,843

Total revenues	2,967,086	2,399,803	7,524,754	5,910,578

Cost of sales (a):
Homebuilding	2,247,929	1,889,669	5,765,799	4,626,221

Selling, general and administrative:
Homebuilding	258,779	222,590	705,222	600,141
Financial services	17,417	11,700	46,157	32,521
Corporate	12,252	9,437	32,577	30,593

Total selling, general and administrative	288,448	243,727	783,956	663,255

Interest:
Financial services	1,675	2,019	4,649	5,423
Corporate	12,306	10,819	37,511	31,554

Total interest	13,981	12,838	42,160	36,977

Other (income) expense, net:
Homebuilding	14,726	7,530	33,062	17,450
Corporate	137	(2,067)	162	(4,288)

Total other (income) expense, net	14,863	5,463	33,224	13,162

Total costs and expenses	2,565,221	2,151,697	6,625,139	5,339,615

Equity income:
Homebuilding	13,466	10,310	29,346	20,616
Financial services	2,680	1,249	4,406	4,078

Total equity income	16,146	11,559	33,752	24,694

Income (loss) before income taxes:
Homebuilding	431,287	263,885	972,281	599,318
Financial services	11,294	13,381	29,752	51,355
Corporate	(24,570)	(17,601)	(68,666)	(55,016)

Total income before income taxes	$418,011	$259,665	$933,367	$595,657

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been included as part of homebuilding cost of sales.

2.	Segment information (continued)

	Asset Data by Segment ($000's omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At September 30, 2004:
Inventory	$7,726,521	—	—	$7,726,521

Total assets	$9,654,140	388,377	44,543	$10,087,060

At December 31, 2003:
Inventory	$5,528,410	—	—	$5,528,410

Total assets	$7,305,447	584,976	172,929	$8,063,352

3.	Inventory

     Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30,	December 31,
	2004	2003
Homes under construction	$3,234,774	$2,124,222
Land under development	3,705,951	2,876,256
Land held for future development	785,796	527,932

Total	$7,726,521	$5,528,410

4.	Investments in unconsolidated entities

     The Company’s investments in unconsolidated entities totaled $216.1 million at September 30, 2004 and $69.4 million at December 31, 2003. All of these investments are accounted for under the equity method.

     During the second quarter of 2004, the Company invested approximately $77.5 million in two joint ventures. These joint ventures develop and/or sell land within the United States. The Company and/or its partners provide varying levels of guarantees on the indebtedness of certain unconsolidated joint ventures.

     During January 2004, the Company invested $35 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems, with an option to purchase the remaining 50% interest in the entity in July 2006 or earlier under certain circumstances. The Company has certain commitments to the entity under operating and supply agreements, including: funding additional working capital, as determined by the entity’s operating committee on which the Company has 50% representation; and utilization of products and services of this entity for new homes built within certain markets in the western United States. This entity currently has no outstanding indebtedness.

     For the nine months ended September 30, 2004, we made additional capital contributions to our investments in unconsolidated entities totaling approximately $43.5 million and received cash distributions from these entities totaling approximately $50 million.

5.	Senior notes and subordinated notes

     The Company’s senior notes and subordinated notes at book value are summarized as follows ($000’s omitted):

	September 30,	December 31,
	2004	2003
10.25% senior subordinated notes, issued by Del Webb Corporation, redeemed in February 2004	—	77,283

8.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2004, redeemed in August 2004	—	111,983

7.3% unsecured senior notes, issued by Pulte Homes, Inc. due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	124,989	124,981

4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	399,008	—

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,218	199,127

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	495,458	495,117

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	297,604	297,390

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,678	—

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	148,586	148,505

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,793	298,760

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	397,881	397,826

	$2,861,215	$2,150,972

Estimated fair value	$3,109,580	$2,387,945

     Total senior note and subordinated note principal maturities during the five years after 2004 are as follows: 2005 – $125 million; 2006 – $0; 2007 – $0; 2008 – $0; 2009 – $400 million and thereafter – $2.3 billion.

5.	Senior notes and subordinated notes (continued)

     Our $125 million, 7.3% unsecured senior notes are due in 2005. We anticipate repaying these notes by issuing new unsecured senior notes in 2005.

     In September 2004, the Company restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $850 million to $1.31 billion, extending the maturity date from September 30, 2008 to September 15, 2009, with pricing more favorable to the Company. The credit facility includes an uncommitted accordion feature, under which it may be increased to $1.5 billion. The Company has the capacity to issue letters of credit up to $750 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 50% as defined in the agreement.

     In July 2004, the Company sold $400 million of 4.875% senior notes that mature on July 15, 2009, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from this offering were used for the repayment of expiring notes due August 15, 2004 of $112 million, the reduction of short-term borrowings under our unsecured revolving credit facility and for general corporate purposes.

     In January 2004, the Company sold $500 million of 5.25% senior notes that mature on January 15, 2014, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to retire the $77 million outstanding Del Webb 10.25% senior subordinated notes and for general corporate purposes, including continued investment in our business.

     In December 2003, under the terms of Del Webb’s $150 million 10.25% senior subordinated notes due 2010, the Company exercised its optional right to call for the redemption of the remaining outstanding principal balance of approximately $77 million. The notes were redeemed in February 2004 at a price equal to 105.125% of the principal amount.

6.	Discontinued operations

     The Company recorded non-cash, after-tax gains of $10.8 million and $7.9 million during the third quarter of 2004 and 2003, respectively, related to the favorable resolution of certain tax matters in connection with its thrift operation, which was discontinued in 1994.

7.	Shareholders’ equity

     On December 11, 2003 the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock split.

     In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. As of September 30, 2004, we have repurchased a total of 990,800 shares for a total of $22.5 million. No repurchases occurred during the nine months ended September 30, 2004.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30,	December 31,
	2004	2003
Foreign currency translation adjustments:
Argentina	$(25,132)	$(24,982)
Mexico	(15,591)	(13,962)
Change in fair value of derivatives, net of income taxes of $(126) in 2004 and $122 in 2003	208	(198)

	$(40,515)	$(39,142)

8.	Commitments and Contingencies

     In April 2004, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has provided the EPA with this information. Although the matter has since been referred to the United States Department of Justice (“DOJ”) for enforcement, the EPA has asked that the Company engage in “pre-filing” negotiations to resolve the matter short of litigation. The Company is actively engaged in these negotiations. If the negotiations fail and the DOJ alleges that the Company has violated regulatory requirements applicable to storm water discharges, the government may seek injunctive relief and penalties. The Company believes that it has defenses to any such allegations. At this time, however, the Company can neither predict the outcome of this inquiry, nor can it currently estimate the costs that may be associated with its eventual resolution.

9.	Supplemental Guarantor information

     At September 30, 2004, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $125 million, 7.3%, due 2005, (2) $400 million, 4.875% due 2009, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

     Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$90,231	$26,180	$—	$116,411
Unfunded settlements	—	154,373	(35,428)	—	118,945
House and land inventory	—	7,539,363	187,158	—	7,726,521
Land held for sale	—	307,049	648	—	307,697
Land, not owned, under option agreements	—	99,762	—	—	99,762
Residential mortgage loans available-for-sale	—	—	355,656	—	355,656
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	137,517	—	—	137,517
Other assets	35,518	787,460	93,880	—	916,858
Investment in subsidiaries	7,388,635	72,371	1,607,319	(9,068,325)	—

	$7,424,153	$9,495,119	$2,236,113	$(9,068,325)	$10,087,060

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$138,303	$1,773,559	$222,402	$—	$2,134,264
Unsecured short-term borrowing	567,300	—	—	—	567,300
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	287,038	—	287,038
Income taxes	122,804	—	(1,201)	—	121,603
Deferred income tax liability	1,563	—	11,467	—	13,030
Senior notes	2,861,215	—	—	—	2,861,215
Advances (receivable) payable – subsidiaries	(369,642)	269,978	99,664	—	—

Total liabilities	3,321,543	2,043,537	619,370	—	5,984,450
Shareholders’ equity	4,102,610	7,451,582	1,616,743	(9,068,325)	4,102,610

	$7,424,153	$9,495,119	$2,236,113	$(9,068,325)	$10,087,060

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$2,949	$305,356	$95,787	$—	$404,092
Unfunded settlements	—	140,431	(18,131)	—	122,300
House and land inventory	—	5,354,460	173,950	—	5,528,410
Land held for sale	—	251,237	—	—	251,237
Land, not owned, under option agreements	—	73,256	—	—	73,256
Residential mortgage loans available-for-sale	—	—	541,126	—	541,126
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	143,704	—	—	143,704
Other assets	81,145	501,052	109,337	—	691,534
Investment in subsidiaries	6,618,888	74,738	1,352,274	(8,045,900)	—

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$149,572	$1,547,241	$200,892	$—	$1,897,705
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	479,287	—	479,287
Income taxes	79,391	—	—	—	79,391
Deferred income tax liability	(8,799)	—	16,673	—	7,874
Senior notes and subordinated debentures	2,073,689	77,283	—	—	2,150,972
Advances (receivable) payable – subsidiaries	961,006	(1,124,437)	163,431	—	—

Total liabilities	3,254,859	500,087	860,283	—	4,615,229
Shareholders’ equity	3,448,123	6,651,140	1,394,760	(8,045,900)	3,448,123

	$6,702,982	$7,151,227	$2,255,043	$(8,045,900)	$8,063,352

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,885,121	$54,134	$—	$2,939,255
Financial services	—	5,300	22,406	—	27,706
Corporate	3	122	—	—	125

Total revenues	3	2,890,543	76,540	—	2,967,086

Expenses:
Homebuilding:
Cost of sales	—	2,204,210	43,719	—	2,247,929
Selling, general and administrative and other expense	3,586	260,165	9,754	—	273,505
Financial services	260	1,403	17,429	—	19,092
Corporate, net	23,533	1,650	(488)	—	24,695

Total expenses	27,379	2,467,428	70,414	—	2,565,221

Other Income:
Equity income	—	12,533	3,613	—	16,146

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(27,376)	435,648	9,739	—	418,011
Income taxes (benefit)	(18,495)	174,542	2,814	—	158,861

Income (loss) from continuing operations before equity in income of subsidiaries	(8,881)	261,106	6,925	—	259,150
Income from discontinued operations	10,786	—	—	—	10,786

Income (loss) before equity in income of subsidiaries	1,905	261,106	6,925	—	269,936

Equity in income of subsidiaries:
Continuing operations	268,031	4,417	107,877	(380,325)	—
Discontinued operations	—	—	—	—	—

	268,031	4,417	107,877	(380,325)	—

Net income	$269,936	$265,523	$114,802	$(380,325)	$269,936

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$7,301,276	$145,742	$—	$7,447,018
Financial services	—	14,071	62,081	—	76,152
Corporate	92	1,200	292	—	1,584

Total revenues	92	7,316,547	208,115	—	7,524,754

Expenses:
Homebuilding:
Cost of sales	—	5,647,985	117,814	—	5,765,799
Selling, general and administrative and other expense	11,172	691,475	35,637	—	738,284
Financial services	757	3,998	46,051	—	50,806
Corporate, net	66,432	4,391	(573)	—	70,250

Total expenses	78,361	6,347,849	198,929	—	6,625,139

Other Income:
Equity income	—	26,460	7,292	—	33,752

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(78,269)	995,158	16,478	—	933,367
Income taxes (benefit)	(58,628)	407,735	5,564	—	354,671

Income (loss) from continuing operations before equity in income of subsidiaries	(19,641)	587,423	10,914	—	578,696
Income from discontinued operations	10,472	—	—	—	10,472

Income (loss) before equity in income of subsidiaries	(9,169)	587,423	10,914	—	589,168

Equity in income of subsidiaries:
Continuing operations	598,337	11,932	218,030	(828,299)	—
Discontinued operations	—	—	—	—	—

	598,337	11,932	218,030	(828,299)	—

Net income	$589,168	$599,355	$228,944	$(828,299)	$589,168

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,312,997	$60,367	$—	$2,373,364
Financial services	—	4,458	21,393	—	25,851
Corporate	11	414	163	—	588

Total revenues	11	2,317,869	81,923	—	2,399,803

Expenses:
Homebuilding:
Cost of sales	—	1,841,789	47,880	—	1,889,669
Selling, general and administrative and other expense	3,722	214,275	12,123	—	230,120
Financial services	—	1,199	12,520	—	13,719
Corporate, net	17,065	1,516	(392)	—	18,189

Total expenses	20,787	2,058,779	72,131	—	2,151,697

Other Income:
Equity income	—	10,148	1,411	—	11,559

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(20,776)	269,238	11,203		259,665
Income taxes (benefit)	(6,299)	100,878	4,051	—	98,630

Income (loss) from continuing operations before equity in income of subsidiaries	(14,477)	168,360	7,152	—	161,035
Income from discontinued operations	7,851	—	—	—	7,851

Income (loss) before equity in income of subsidiaries	(6,626)	168,360	7,152	—	168,886

Equity in income of subsidiaries:
Continuing operations	175,512	5,997	23,449	(204,958)	—
Discontinued operations	—	—	—	—	—

	175,512	5,997	23,449	(204,958)	—

Net income	$168,886	$174,357	$30,601	$(204,958)	$168,886

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$5,669,881	$152,633	$—	$5,822,514
Financial services	—	11,257	73,964	—	85,221
Corporate	33	2,335	475	—	2,843

Total revenues	33	5,683,473	227,072	—	5,910,578

Expenses:
Homebuilding:
Cost of sales	—	4,504,360	121,861	—	4,626,221
Selling, general and administrative and other expense	8,016	577,072	32,503	—	617,591
Financial services	—	3,456	34,488	—	37,944
Corporate, net	59,059	567	(1,767)	—	57,859

Total expenses	67,075	5,085,455	187,085	—	5,339,615

Other Income:
Equity income	—	19,218	5,476	—	24,694

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(67,042)	617,236	45,463		595,657
Income taxes (benefit)	(24,895)	234,076	17,140	—	226,321

Income (loss) from continuing operations before equity in income of subsidiaries	(42,147)	383,160	28,323	—	369,336
Income from discontinued operations	7,404	—	—	—	7,404

Income (loss) before equity in income of subsidiaries	(34,743)	383,160	28,323	—	376,740

Equity in income of subsidiaries:
Continuing operations	411,483	26,624	154,806	(592,913)	—
Discontinued operations	—	—	—	—	—

	411,483	26,624	154,806	(592,913)	—

Net income	$376,740	$409,784	$183,129	$(592,913)	$376,740

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$589,168	$599,355	$228,944	$(828,299)	$589,168
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(598,337)	(11,932)	(218,030)	828,299	—
Amortization and depreciation	—	28,879	5,162	—	34,041
Stock-based compensation expense	17,313	—	—	—	17,313
Deferred income taxes	10,362	—	(5,206)	—	5,156
Other, net	911	(24,010)	(6,159)	—	(29,258)
Increase (decrease) in cash due to:
Inventory	—	(2,362,048)	(14,752)	—	(2,376,800)
Residential mortgage loans available-for-sale	—	—	185,470	—	185,470
Other assets	45,627	(35,198)	23,900	—	34,329
Accounts payable, accrued and other liabilities	(11,269)	273,521	15,295	—	277,547
Income taxes	(237,149)	309,924	2,124	—	74,899

Net cash provided by (used in) operating activities	(183,374)	(1,221,509)	216,748	—	(1,188,135)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	16,000	—	(24,526)	—
Investment in subsidiaries	(103,000)	(1,320)	(128,774)	233,094	—
Distributions from unconsolidated subsidiaries	—	47,249	2,780	—	50,029
Investments in unconsolidated subsidiaries	—	(155,495)	(487)	—	(155,982)
Proceeds from sales of property and equipment	—	4,922	24	—	4,946
Capital expenditures	—	(44,851)	(9,933)	—	(54,784)
Other, net	—	—	503	—	503

Net cash provided by (used in) investing activities	(94,474)	(133,495)	(135,887)	208,568	(155,288)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	1,465,915	—	3,200	—	1,469,115
Repayment of borrowings	(112,000)	(126,698)	(192,495)	—	(431,193)
Capital contributions from parent	—	128,273	104,821	(233,094)	—
Advances (to) from affiliates	(1,096,970)	1,146,830	(49,860)	—	—
Issuance of common stock	37,012	—	—	—	37,012
Dividends paid	(19,058)	(8,526)	(16,000)	24,526	(19,058)

Net cash provided by (used in) financing activities	274,899	1,139,879	(150,334)	(208,568)	1,055,876

Net decrease in cash and equivalents	(2,949)	(215,125)	(69,473)	—	(287,547)
Effect of exchange rate changes on cash and equivalents	—	—	(134)	—	(134)
Cash and equivalents at beginning of period	2,949	305,356	95,787	—	404,092

Cash and equivalents at end of period	$—	$90,231	$26,180	$—	$116,411

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$376,740	$409,784	$183,129	$(592,913)	$376,740
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(411,483)	(26,624)	(154,806)	592,913	—
Amortization and depreciation	—	26,596	2,772	—	29,368
Stock-based compensation expense	14,498	—	—	—	14,498
Deferred income taxes	(13,796)	—	(4,411)	—	(18,207)
Other, net	857	(14,789)	(6,367)	—	(20,299)
Increase (decrease) in cash due to:
Inventory	—	(1,297,687)	(34,560)	—	(1,332,247)
Residential mortgage loans available-for-sale	—	—	70,121	—	70,121
Other assets	(17,414)	(1,640)	33,827	—	14,773
Accounts payable, accrued and other liabilities	10,227	306,253	38,584	—	355,064
Income taxes	(54,295)	100,749	3,340	—	49,794

Net cash provided by (used in) operating activities	(94,666)	(497,358)	131,629	—	(460,395)

Cash flows from investing activities:
Dividends received from subsidiaries	40,339	13,000	—	(53,339)	—
Investment in subsidiaries	(452,038)	(1,378)	—	453,416	—
Distributions from unconsolidated subsidiaries	—	30,334	—	—	30,334
Investment in unconsolidated subsidiaries	—	(2,122)	(3,566)	—	(5,688)
Proceeds from sales of property and equipment	—	1,628	38	—	1,666
Capital expenditures	—	(21,940)	(8,425)	—	(30,365)
Other, net	—	—	—	—	—

Net cash provided by (used in) investing activities	(411,699)	19,522	(11,953)	400,077	(4,053)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2003
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	694,937	16,976	2,014	—	713,927
Repayment of borrowings	(175,000)	(273,007)	(93,818)	—	(541,825)
Capital contributions from parent	—	452,038	1,378	(453,416)	—
Advances (to) from affiliates	(2,935)	30,349	(27,414)	—	—
Issuance of common stock	17,974	—	—	—	17,974
Common stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(7,358)	(40,339)	(13,000)	53,339	(7,358)

Net cash provided by (used in) financing activities	509,314	186,017	(130,840)	(400,077)	164,414

Net increase (decrease) in cash and equivalents	2,949	(291,819)	(11,164)	—	(300,034)
Effect of exchange rate changes on cash and equivalents	—	—	(983)	—	(983)
Cash and equivalents at beginning of period	—	541,095	72,073	—	613,168

Cash and equivalents at end of period	$2,949	$249,276	$59,926	$—	$312,151

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview:

     A summary of our operating results by business segment for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pre-tax income (loss):
Homebuilding operations	$431,287	$263,885	$972,281	$599,318
Financial services operations	11,294	13,381	29,752	51,355
Corporate	(24,570)	(17,601)	(68,666)	(55,016)

Pre-tax income from continuing operations	418,011	259,665	933,367	595,657
Income taxes	158,861	98,630	354,671	226,321

Income from continuing operations	259,150	161,035	578,696	369,336
Income from discontinued operations	10,786	7,851	10,472	7,404

Net income	$269,936	$168,886	$589,168	$376,740

Per share data – assuming dilution:
Income from continuing operations	$1.99	$1.28	$4.47	$2.95
Income from discontinued operations	.08	.06	.08	.06

Net income	$2.07	$1.34	$4.55	$3.01

     Key financial highlights and events for the three-month and nine-month periods ended September 30, 2004 and 2003 are as follows:

     Homebuilding Operations

•	Continued strong demand for new homes in many of our markets, geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to leverage construction costs throughout the operations contributed to increases in pre-tax income of our homebuilding business segment. Pre-tax income increased 63% and 62%, respectively, for the three and nine-month periods ended September 30, 2004, compared with the same periods in the prior year.

•	Domestic homebuilding settlement gross margin percentages were up approximately 310 basis points to 23.5% and 210 basis points to 22.6% for the three-month and nine-month periods ended September 30, 2004, respectively, compared with the same periods in the prior year.

•	Units in backlog increased to a record 20,400 units, valued at $6.4 billion at September 30, 2004, compared with 16,646 units, valued at $4.7 billion at September 30, 2003. This increase is attributed to continued strong demand for new homes in many of our markets and slower delivery of homes from our backlog.

•	Subsequent to September 30, 2004, we lowered pricing in Las Vegas to better align our communities with the market. The result of lowering pricing in October 2004, coupled with cancellations, decreased the value of our September 30, 2004 Las Vegas backlog by approximately $233 million going into the fourth quarter.

•	Hurricanes experienced in the southeastern United States impacted our operations in the Southeast during the third quarter of 2004 by delaying the openings of several new communities, which slowed the pace of sign-ups by an estimated 200 units. Additionally, pre-tax income was unfavorably impacted by an estimated $13 million primarily as a result of approximately 220 delayed closings.

Overview (continued)

     Financial Services Operations

•	Mortgage origination units, origination principal and our capture rate increased in the third quarter and year-to-date periods in 2004, compared with the same periods in 2003. Consistent with the first two quarters of 2004, the 16% and 42% decreases in pre-tax income for the three-month and nine-month periods ended September 30, 2004, compared with the same periods in the prior year, are attributable to a continued shift in our product mix toward adjustable rate mortgages (“ARMs”) versus fixed rate mortgages due to changes in customer mortgage product preference. The shift in product mix toward ARMs during 2004 has led to decreasing profitability compared with the prior year.

•	Increased mortgage-related operating expenses were incurred during 2004 versus 2003 to support the continued growth of our domestic homebuilding operations, mainly in the areas of staffing, recruiting, training, systems and facility costs.

     Corporate

•	The increase in pre-tax loss at the Corporate segment is attributed to increased compensation-related expenses, coupled with net interest expenses from higher debt levels as a result of our growth.

Homebuilding Operations:

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding – We conduct our Domestic Homebuilding operations in 45 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding – We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (“International”) in Mexico, Puerto Rico and Argentina. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Homebuilding settlement revenues:
Domestic	$2,816,060	$2,273,234	$7,153,379	$5,565,893
International	54,134	60,367	145,742	152,633

Total	2,870,194	2,333,601	7,299,121	5,718,526

Homebuilding settlements units:
Domestic	9,669	8,637	25,188	21,534
International	1,941	1,921	5,099	4,580

Total	11,610	10,558	30,287	26,114

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three-month and nine-month periods ended September 30, 2004 were $15,968 and $46,134, compared with $6,525 and $23,062 for the three and nine months ended September 30, 2003. Homebuilding unit settlements of affiliates, not included in the table above, for the three and nine-month periods ended September 30, 2004 were 54 and 168, compared with 29 and 114 for the three and nine months ended September 30, 2003.

Homebuilding Operations (continued)

Domestic Homebuilding

     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 45 markets located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Unit settlements:
Northeast	869	626	2,083	1,605
Southeast	2,293	2,105	6,056	5,613
Midwest	1,447	1,422	3,383	3,305
Central	1,531	1,392	3,719	3,259
West	3,529	3,092	9,947	7,752

	9,669	8,637	25,188	21,534

Net new orders – units*:
Northeast	849	766	2,419	2,411
Southeast	2,859	2,323	8,054	7,027
Midwest	1,315	1,119	4,251	3,659
Central	1,518	1,392	4,699	3,894
West	3,568	3,500	12,213	9,533

	10,109	9,100	31,636	26,524

Net new orders – dollars* ($000’s omitted)	$2,995,000	$2,525,000	$9,451,000	$7,145,000

Unit backlog:
Northeast			1,871	1,935
Southeast			5,724	4,353
Midwest			2,269	1,955
Central			2,136	1,949
West			8,400	6,454

			20,400	16,646

Backlog at September 30 – dollars ($000’s omitted)			$6,445,000	$4,654,000

*	Unit net new orders for the three and nine months ended September 30, 2003 do not include 984 and 1,051 units, respectively, of backlog acquired and the related dollars.

     Continued strong demand for new homes was the primary driver for increases in net new orders, unit settlements and unit backlog.

     Net new orders increased 11%, to a record 10,109 units, for the three months ended September 30, 2004. Net new orders for the nine months ended September 30, 2004 increased 19% to 31,636 units.

Homebuilding Operations (continued)

     Unit settlements also set a record for the three-month period at 9,669 units, an increase of 12% over the same period in 2003. Unit settlements for the nine-month period increased to 25,188 units, an increase of 17% over the same period in 2003. The average selling price for homes closed increased 11% to $291,000 for the three months ended September 30, 2004, and 10% to $284,000 for the nine months then ended. Changes in average unit selling price reflect a number of factors, including changes in market selling prices, primarily in the West, and geographic and product mix.

     Ending backlog, which represents orders for homes that have not yet closed, grew to a record 20,400 units at September 30, 2004. The dollar value of our backlog was up 38% to $6.4 billion at September 30, 2004, compared with $4.7 billion at September 30, 2003. Our most significant increases occurred in the Southeast, Midwest and West, which had increases of 31%, 16% and 30% respectively.

     As announced on October 4, 2004, we lowered pricing in Las Vegas to better align our communities with pricing in the market. This action was in response to a period of slow sign-ups and increased cancellation rates, which we attributed to our then above-market pricing. The price reductions only impacted the units in backlog at September 30, 2004 and did not have a material effect on homebuilding settlement revenues for the third quarter. Las Vegas backlog totaled 1,550 units, with a value of $760.6 million at September 30, 2004, which represented 7.6% and 11.8% of total domestic homebuilding units and dollars, respectively. The effect of price reductions decreased the value of the Las Vegas backlog by approximately $233 million. Of this decrease, approximately 326 units or $156 million represented cancellations. After considering the impact of the price reductions and cancellations, the Las Vegas backlog, as of September 30, 2004, represents 6.1% and 8.5% of total domestic homebuilding units and dollars in backlog, respectively. Since the price reductions took effect in October of 2004, our communities in Las Vegas have experienced improved traffic and new order activity, compared with the third quarter.

     The West contributed the largest portion of our operating activities, compared with the other geographic areas in the domestic homebuilding operations, representing 35% of unit net new orders and 36% of unit settlements for the three months ended September 30, 2004 and 39% of unit net new orders and 39% of unit settlements for the nine months ended September 30, 2004 and 41% of the total Domestic Homebuilding backlog at September 30, 2004.

     Domestic homebuilding net new orders in the Southeast were higher during the three-month and nine-month periods of 2004, compared with the same periods in 2003. Despite four hurricanes experienced throughout Florida and the southeastern areas of the United States during August and September of 2004, we sustained minimal property damage. We experienced delayed home settlements and incurred additional overhead expenses related to lost workdays and cleanup efforts undertaken as a result of the hurricanes. Further, the impact of the storms delayed the opening of several new communities and slowed the pace of sign-ups by an estimated 200 units. Additionally, pre-tax income was unfavorably impacted by an estimated $13 million primarily as a result of approximately 220 delayed closings.

     The following table presents markets that represent 10% or more of unit new orders, unit settlements, and settlement revenues for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net new orders:
Phoenix	17%	12%	17%	12%
Las Vegas	*	12%	*	10%
Unit settlements:
Phoenix	14%	12%	15%	12%
Las Vegas	*	*	10%	*
Settlement revenues:
Phoenix	12%	11%	13%	10%
Las Vegas	13%	10%	14%	*

* Represents less than 10%.

Homebuilding Operations (continued)

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and nine months ended September 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Home sale revenue (settlements)	$2,816,060	$2,273,234	$7,153,379	$5,565,893
Land sale revenue	69,061	39,763	147,897	103,988
Home cost of sales *	(2,154,902)	(1,809,179)	(5,536,997)	(4,425,515)
Land cost of sales	(49,308)	(32,610)	(110,988)	(78,845)
Selling, general and administrative expense	(249,730)	(211,805)	(678,982)	(568,766)
Equity income	11,964	9,667	25,176	18,202
Other income (expense), net	(13,496)	(6,033)	(29,229)	(15,841)

Pre-tax income	$429,649	$263,037	$970,256	$599,116

Average sales price	$291	$263	$284	$258

*	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, has been included as part of homebuilding cost of sales.

     Homebuilding gross profit margins from home settlements increased to 23.5% and 22.6% for the three and nine months ended September 30, 2004, compared with 20.4% and 20.5%, respectively, for the same periods in the prior year. This increase is primarily attributable to product price increases and favorable shifts in product and geographic mix.

     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. The pre-tax income contribution from land sales for the quarter increased $12.6 million to $19.8 million when compared with the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital.

     Selling, general and administrative expenses as a percentage of home settlement revenues improved by approximately 40 basis points to 8.9% for the three months ended and 70 basis points to 9.5% for the nine months ended September 30, 2004. This improvement can be attributed to greater leverage as a result of volume increases and the favorable pricing environment for our homes.

     Equity income for the three and nine months ended September 30, 2004 primarily includes earnings from our 50% investment in the joint venture that supplies and installs basic building components and operating systems, acquired in January 2004, and two Nevada-based joint ventures related to the sale of commercial and residential properties. Equity income for the three and nine months ended September 30, 2003 primarily includes earnings from our two Nevada-based joint ventures.

     Other income (expense), net, which includes several miscellaneous items, increased for the three and nine-month periods, primarily attributed to increased write-offs of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, coupled with insurance-related expenses and settlements and disposals of fixed assets.

     At September 30, 2004 and December 31, 2003, our Domestic Homebuilding operations controlled approximately 335,400 and 256,900 lots, respectively. Approximately 159,500 and 120,400 lots were owned, and approximately 106,100 and 66,000 lots were under option agreements approved for purchase at September 30, 2004 and December 31, 2003, respectively. In addition, there were approximately 69,800 and 70,500 lots under option agreements, pending approval, at September 30, 2004 and December 31, 2003, respectively.

Homebuilding Operations (continued)

     The total purchase price applicable to land under option approved for use by our homebuilding operations at future dates approximated $4 billion at September 30, 2004, compared with $2.6 billion at December 31, 2003. In addition, total purchase price applicable to land under option pending approval was valued at $2.6 billion at September 30, 2004 compared with $2.1 billion at December 31, 2003. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by cash deposits totaling $207.7 million, which are generally non-refundable.

International Homebuilding:

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico, Puerto Rico and Argentina. We continue to evaluate various long-term strategic alternatives with regard to our International operations.

     The following table presents selected financial data for our International Homebuilding operations for the three and nine months ended September 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$54,134	$60,367	$145,742	$152,633
Cost of sales	(43,719)	(47,880)	(117,814)	(121,861)
Selling, general and administrative expense	(9,049)	(10,785)	(26,240)	(31,375)
Other income (expense), net	(816)	(561)	(2,758)	(1,654)
Minority interest	(414)	(936)	(1,075)	45
Equity in income of joint ventures	1,502	643	4,170	2,414

Pre-tax income	$1,638	$848	$2,025	$202

Unit settlements	1,941	1,921	5,099	4,580

Note: Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended September 30, 2004 and 2003 were 54 and 29, respectively. For the nine months ended September 30, 2004 and 2003, homebuilding units of affiliates, not included in the table above, were 168 and 114, respectively.

     International unit settlements for the three and nine months ended September 30, 2004, increased 1% and 11% respectively. International revenues for the three and nine months ended September 30, 2004 decreased 10% and 5%, respectively, over the prior year periods. The decrease in International revenues is the result of a higher proportion of unit settlements from our operations in Mexico, the country in which average sales price per unit is lowest of our International operations.

     The higher proportion of unit settlements derived from Mexico, coupled with a higher percentage of those closings coming from economic housing, which is the lowest price point served in Mexico, had a negative impact on gross margins. Gross margins decreased approximately 150 basis points to 19.2% for the three months ended September 30, 2004 and 100 basis points to 19.2% for the nine months ended September 30, 2004. Selling, general and administrative expenses as a percent of revenues declined to 16.7% from 17.9% for the three-month period and to 18.0% from 20.6% for the nine-month period as Mexico began to see the benefits of restructuring actions taken during 2003.

     At September 30, 2004, our investments in Puerto Rico approximated $32.8 million. Our operations in Argentina and Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three and nine months ended September 30, 2004 and 2003, included in other income (expense), net, were not significant. At September 30, 2004, our investments in Argentina and Mexico, net of accumulated foreign currency translation adjustments, approximated $12.1 million and $68.7 million, respectively.

Financial Services Operations:

     We conduct our financial services business, which includes mortgage and title insurance operations, through Pulte Mortgage and other subsidiaries.

     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total originations:
Loans	8,846	7,634	22,916	19,572

Principal ($000’s omitted)	$1,705,900	$1,340,200	$4,354,400	$3,368,400

Originations for Pulte customers:
Loans	8,213	6,255	20,685	15,776

Principal ($000’s omitted)	$1,610,900	$1,098,400	$4,003,600	$2,712,500

     Pre-tax income of our financial services operations for the three and nine months ended September 30, 2004 was $11.3 million and $29.8 million, respectively, compared with $13.4 million and $51.4 million for the prior year periods. The decrease in pre-tax income can be attributed to a shift in our product mix to ARMs, which generally have a lower profit per loan than fixed rate products. The shift in product mix is attributable to customer mortgage product preference.

     ARMs represented 45% of total funded origination dollars and 44% of total funded origination units for the three months ended September 30, 2004, compared with 27% and 24% respectively, in the prior year three-month period. ARMs represented 40% of total funded origination dollars and 39% of total funded origination units for the nine months ended September 30, 2004, compared with 21% and 19%, respectively, in the prior year nine-month period. Refinancings approximated 2% and 3% of total unit originations for the three and nine-month periods ended September 30, 2004, compared with 9% and 10% for both prior year periods.

     Mortgage origination unit volume for the three and nine months ended September 30, 2004 increased 16% and 17%, respectively, compared with the same period in the prior year. Mortgage origination principal volume for the three and nine months ended September 30, 2004 increased 27% and 29%, respectively, compared with the same period in the prior year. The growth is attributable to an increase in the capture rate from 83.1% to 87.3% for the three-month period and 82.4% to 87.3% for the nine-month period combined with the volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to represent the majority of total loan production, representing 93% and 90% of total Pulte Mortgage unit production for the three and nine months ended September 30, 2004, respectively, compared with 82% and 81%, respectively, for the same periods in the prior year.

     At September 30, 2004, loan application backlog increased to $4 billion, compared with $2.7 billion at September 30, 2003.

     Income from our title insurance operations increased to $4.4 million for the three months ended September 30, 2004, from $3.7 million in 2003, and to $11.2 million for the nine months ended, from $8.8 million in 2003. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $1.3 million for the three months ended September 30, 2004, compared with $800 thousand in 2003, and $2.3 million for the nine months ended September 30, 2004, compared with $3.1 million in 2003.

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

     The following table presents results of operations for this segment for the three and nine months ended September 30, 2004 and 2003 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net interest expense	$12,181	$10,231	$35,927	$28,711
Other corporate expenses, net	12,389	7,370	32,739	26,305

Loss before income taxes	$24,570	$17,601	$68,666	$55,016

     Interest expense, net of interest capitalized into inventory, increased $2 million and $7.2 million in the three and nine months ended September 30, 2004. This is a result of the continued increase in debt levels necessary to support our growth. Interest incurred for the three and nine months ended September 30, 2004, excluding interest incurred by our Financial Services operations, was approximately $55.3 million and $154.5 million, respectively.

     The increase in other corporate expenses, net for the three months ended September 30, 2004, compared with the same period in the prior year, is attributed to increased compensation-related expenses. For the nine months ended September 30, 2004, the increase is from increased charitable contributions expenses, and increased compensation-related expense, compared with the prior year. Additionally, during the second quarter of 2003, we recognized income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.

     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest in inventory has increased primarily as a result of higher levels of indebtedness to support the growth of the business. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest in inventory at beginning of period	$223,482	$180,967	$200,584	$142,984
Interest capitalized	42,968	33,351	116,986	99,846
Interest expensed	(36,241)	(22,197)	(87,361)	(50,709)

Interest in inventory at end of period	$230,209	$192,121	$230,209	$192,121

Liquidity and Capital Resources:

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.

     At September 30, 2004, we had cash and equivalents of $116.4 million, $2.9 billion of senior notes outstanding, and $567.3 million of borrowings under the unsecured revolving credit facility. Other financing included limited recourse collateralized financing totaling $83.3 million. Sources of our working capital include our cash and equivalents, our $1.3 billion committed unsecured revolving credit facility and Pulte Mortgage’s $940 million committed credit arrangements.

     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 45.5% at September 30, 2004, and approximately 44.7% net of cash and equivalents. These levels are consistent with our expectations for the third quarter as our inventory peaked with over 20,000 homes. With the buildup of inventory for deliveries in the fourth quarter, we anticipate the net debt-to-total capitalization ratio to be at approximately the 40% level at the end of the year. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At September 30, 2004, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program.

     Our effective tax rate at September 30, 2004 was 38%. We anticipate that our effective tax rate for 2004 will approximate 38%, the same as our 2003 effective tax rate.

     Our net cash used in operating activities amounted to $1.2 billion, compared with net cash used in operating activities of $460.4 million in the prior year period. This change was primarily driven by an increase in inventories.

     Cash used in investing activities was $155.3 million for the nine months ended September 30, 2004, compared with $4.1 million in the prior year. The change in net cash used in investing activities primarily relates to our investments in unconsolidated entities. During January 2004, we invested $35 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems. During the second quarter of 2004, we invested approximately $77.5 million in two joint ventures that develop and/or sell land within the United States. Also, we contributed $43.5 million of additional capital contributions to and received $50 million in distributions from our unconsolidated joint ventures during the nine months ended September 30, 2004. Further, we incurred approximately $54.8 million in capital expenditures to support the growth of our business.

     Net cash provided by financing activities totaled $1.1 billion for the nine months ended September 30, 2004, compared with $164.4 million in the prior year. Cash inflows from financing activities for the nine months ended September 30, 2004 are attributed to proceeds received from our $500 million, 5.25% senior notes issued in January 2004 and $400 million, 4.875% senior notes issued in July 2004, borrowings of $567.3 million under the unsecured revolving credit facility, and $37 million of cash received from the exercise of stock options. Cash outflows from financing activities for the nine months ended September 30, 2004 primarily relate to payments on Pulte Mortgage’s revolving credit facility of $192.4 million, repayment of our $112 million, 8.375% senior notes in August 2004, redemption of the remaining $77 million of Del Webb 10.25% senior subordinated notes in February 2004, and $19.1 million of cash dividends paid to our shareholders.

     Our $125 million, 7.3% unsecured senior notes are due in 2005. We anticipate repaying these notes in 2005 by issuing new unsecured senior notes and/or using cash provided by operations.

Liquidity and Capital Resources (continued)

     In September 2004, we restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $850 million to $1.31 billion, extending the maturity date from September 30, 2008 to September 15, 2009, with pricing more favorable to the Company. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $1.5 billion. The Company has the capacity to issue letters of credit up to $750 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 50% as defined in the agreement. We had outstanding borrowings of $567.3 million under this unsecured revolving credit facility at September 30, 2004.

     In September 2004, Pulte Mortgage amended its commercial paper conduit, which increased a sub-limit for eligible collateral, eliminated the $50 million quarterly accordion feature, and made pricing more favorable to Pulte Mortgage. The commercial paper conduit is a $550 million committed line of credit and contains restrictive covenants, which include Pulte Mortgage maintain a minimum net worth of $30 million and adjusted liabilities cannot exceed 12 times adjusted net worth. We had outstanding borrowings of $230 million under the commercial paper conduit at September 30, 2004.

     In July 2004, we expanded the capacity on Pulte Mortgage’s revolving credit facility from $355 million to $390 million. There were approximately $56.4 million of borrowings outstanding under Pulte Mortgage’s revolving credit facility at September 30, 2004. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

     In July 2004, we sold $400 million of 4.875% senior notes, which mature on July 15, 2009 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from this offering were used for the repayment of expiring notes due on August 15, 2004 of approximately $112 million and for general corporate purposes, including continued investment in our business.

     In January 2004, we sold $500 million of 5.25% senior notes, which mature on January 15, 2014 and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to retire the $77 million outstanding Del Webb 10.25% senior subordinated notes and for general corporate purposes, including continued investment in our business.

     At September 30, 2004, we had remaining authorization to purchase common stock aggregating $77.5 million, pursuant to our $100 million share repurchase program. As of September 30, 2004, we have repurchased a total of 990,800 shares for a total of $22.5 million. We did not repurchase any shares under the share repurchase program during 2004.

     At September 30, 2004, we had $600 million remaining under our current mixed security shelf registration.

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

Critical Accounting Policies and Estimates:

     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2004 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2004, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of September 30, 2004 for the
	years ended December 31,
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$125,000	$—	$—	$—	$2,748,563	$2,873,563	$3,109,580
Average interest rate	—	7.30%	—	—	—	6.57%	6.60%
Limited recourse collateralized financing	$31,216	$30,889	$13,402	$4,698	$2,490	$595	$83,290	$83,290
Average interest rate	1.39%	1.98%	1.66%	4.09%	4.95%	5.25%	1.94%

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

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     In April 2004, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has provided the EPA with this information. Although the matter has since been referred to the United States Department of Justice (“DOJ”) for enforcement, the EPA has asked that the Company engage in “pre-filing” negotiations to resolve the matter short of litigation. The Company is actively engaged in these negotiations. If the negotiations fail and the DOJ alleges that the Company has violated regulatory requirements applicable to storm water discharges, the government may seek injunctive relief and penalties. The Company believes that it has defenses to any such allegations. At this time, however, the Company can neither predict the outcome of this inquiry, nor can it currently estimate the costs that may be associated with its eventual resolution.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

3.1	By-Laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

10.1	AMENDED AND RESTATED CREDIT AGREEMENT among PULTE HOMES, INC., as Borrower, THE LENDERS IDENTIFIED HEREIN, BANK ONE, NA, as Administrative Agent, and CITICORP NORTH AMERICA, INC., as Syndication Agent and BARCLAYS BANK PLC, BNP PARIBAS, COMERICA BANK DEUTSCHE BANK TRUST COMPANY AMERICAS, MERRILL LYNCH BANK USA, SUNTRUST BANK, THE ROYAL BANK OF SCOTLAND PLC, UBS LOAN FINANCE LLC and WACHOVIA BANK, NATIONAL ASSOCIATION, as Documentation Agents and BANK OF AMERICA, N.A. CALYON NEW YORK BRANCH, GUARANTY BANK, MIZUHO CORPORATE BANK, LTD., PNC BANK, NATIONAL ASSOCIATION, and THE BANK OF TOKYO-MITSUBISHI, LTD., CHICAGO BRANCH as Managing Agents and FIFTH THIRD BANK, EASTERN MICHIGAN, STANDARD FEDERAL BANK N.A., and WASHINGTON MUTUAL BANK, FA as Co-Agents DATED AS OF SEPTEMBER 16, 2004 and J.P. MORGAN SECURITIES INC., as Lead Arranger and Sole Bookrunner

10.1(a)	Schedule 1.1(b) – EXISTING LETTERS OF CREDIT, included as part of Exhibit 10.1 above

10.2	FOURTH OMNIBUS AMENDMENT, dated as of September 20, 2004, entered into by and among PULTE FUNDING, INC., as the borrower and as the buyer, PULTE MORTGAGE LLC, formerly known as Pulte Mortgage Corporation, as a seller and the servicer, ATLANTIC ASSET SECURITIZATION CORP., as an issuer, CALYON NEW YORK BRANCH, successor in interest to Credit Lyonnais New York Branch, as a bank, as a managing agent and as the administrative agent, LLOYDS TSB BANK PLC, as a bank, DANSKE BANK A/S, CAYMAN ISLANDS BRANCH, as a bank, BANK ONE, NA (MAIN OFFICE CHICAGO) and its successors, as a bank and as a managing agent, JUPITER SECURITIZATION CORPORATION, as an issuer, and LASALLE BANK NATIONAL ASSOCIATION, as the collateral agent

10.3	Amendment For A Permanent Increase To The Aggregate Commitment to the Fifth Amended and Restated Revolving Credit Agreement made as of July 30, 2004 by and among PULTE MORTGAGE LLC, a Delaware limited liability company, BANK ONE, NA, as agent under the “Credit Agreement” and SUNTRUST BANK and THE BANK OF TOKYO-MITSUBISHI, LTD., CHICAGO BRANCH.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

Exhibits (continued)

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement dated October 6, 2004, between Pulte Homes, Inc. and Leo J. Taylor

(b) Reports on Form 8-K

     On September 13, 2004, we filed a Current Report on Form 8-K, reporting the information required by Item 8.01, announcing that Leo Taylor had notified the company that he was resigning as Executive Vice President – Human Resources of Pulte Homes, Inc. for personal reasons.

     On September 15, 2004, we filed a Current Report on Form 8-K, reporting the information required in Items 5.03 and 9.01, announcing that the Board of Directors approved an amendment to Article VI of the bylaws of the Company which requires the Company to provide mandatory indemnification and expense advancement, to the full extent permitted by Michigan law, to its officers and directors.

     On September 16, 2004, we filed a Current Report on Form 8-K, reporting the information required in Items 1.01 and 2.03, announcing the Company restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $850 million to $1.31 billion, extending the maturity date from September 30, 2008 to September 15, 2009, with pricing more favorable to the Company.

     On October 5, 2004, we filed a Current Report on Form 8-K, reporting the information required in Item 2.02, announcing the Company had updated earnings guidance for the third quarter and full year 2004.

     On October 26, 2004, we filed a Current Report on Form 8-K, reporting the information required by Item 2.02 in connection with our press release dated October 25, 2004, announcing our earnings for the three-month and nine-month periods ended September 30, 2004. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent J. Frees

Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: November 3, 2004

Exhibit Index

Exhibit No.	Description
3.1	By-Laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

10.1	AMENDED AND RESTATED CREDIT AGREEMENT among PULTE HOMES, INC., as Borrower, THE LENDERS IDENTIFIED HEREIN, BANK ONE, NA, as Administrative Agent, and CITICORP NORTH AMERICA, INC., as Syndication Agent and BARCLAYS BANK PLC, BNP PARIBAS, COMERICA BANK DEUTSCHE BANK TRUST COMPANY AMERICAS, MERRILL LYNCH BANK USA, SUNTRUST BANK, THE ROYAL BANK OF SCOTLAND PLC, UBS LOAN FINANCE LLC and WACHOVIA BANK, NATIONAL ASSOCIATION, as Documentation Agents and BANK OF AMERICA, N.A. CALYON NEW YORK BRANCH, GUARANTY BANK, MIZUHO CORPORATE BANK, LTD., PNC BANK, NATIONAL ASSOCIATION, and THE BANK OF TOKYO-MITSUBISHI, LTD., CHICAGO BRANCH as Managing Agents and FIFTH THIRD BANK, EASTERN MICHIGAN, STANDARD FEDERAL BANK N.A., and WASHINGTON MUTUAL BANK, FA as Co-Agents DATED AS OF SEPTEMBER 16, 2004 and J.P. MORGAN SECURITIES INC., as Lead Arranger and Sole Bookrunner

10.1(a)	Schedule 1.1(b) — EXISTING LETTERS OF CREDIT, included as part of Exhibit 10.1 above

10.2	FOURTH OMNIBUS AMENDMENT, dated as of September 20, 2004, entered into by and among PULTE FUNDING, INC., as the borrower and as the buyer, PULTE MORTGAGE LLC, formerly known as Pulte Mortgage Corporation, as a seller and the servicer, ATLANTIC ASSET SECURITIZATION CORP., as an issuer, CALYON NEW YORK BRANCH, successor in interest to Credit Lyonnais New York Branch, as a bank, as a managing agent and as the administrative agent, LLOYDS TSB BANK PLC, as a bank, DANSKE BANK A/S, CAYMAN ISLANDS BRANCH, as a bank, BANK ONE, NA (MAIN OFFICE CHICAGO) and its successors, as a bank and as a managing agent, JUPITER SECURITIZATION CORPORATION, as an issuer, and LASALLE BANK NATIONAL ASSOCIATION, as the collateral agent

10.3	Amendment For A Permanent Increase To The Aggregate Commitment to the Fifth Amended and Restated Revolving Credit Agreement made as of July 30, 2004 by and among PULTE MORTGAGE LLC, a Delaware limited liability company, BANK ONE, NA, as agent under the “Credit Agreement” and SUNTRUST BANK and THE BANK OF TOKYO-MITSUBISHI, LTD., CHICAGO BRANCH.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Agreement dated October 6, 2004, between Pulte Homes, Inc. and Leo J. Taylor