Form 10-K
period 2004-12-31
PULTE HOMES INC/MI/
filed 2005-03-10
CIK 822416

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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
NONE
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004: $5,478,360,450
Number of shares of common stock outstanding as of February 28, 2005: 128,789,362

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

PULTE HOMES, INC.

PART I

ITEM 1. BUSINESS

Pulte Homes, Inc.

     Pulte Homes, Inc. is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Our assets consist principally of the capital stock of our subsidiaries and our income primarily consists of dividends from our subsidiaries. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (“First Heights”), is classified as a discontinued operation (see Note 3 of Notes to Consolidated Financial Statements). We also have a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

     In January 2005, we sold all of our Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations. (See Note 3 of Notes to Consolidated Financial Statements).

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

Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)
	2004	2003	2002	2001	2000
Homebuilding settlement revenues:
Domestic	$11,094,617	$8,482,341	$6,991,614	$5,145,526	$4,083,816
International	196,740	191,125	170,195	25,513	27,159

Total	$11,291,357	$8,673,466	$7,161,809	$5,171,039	$4,110,975

Homebuilding settlement units:
Domestic	38,612	32,693	28,903	22,915	19,799
International	7,713	6,889	6,334	176	264

Total	46,325	39,582	35,237	23,091	20,063

Note: Homebuilding settlement revenues of affiliates, not included in the table above, for the years ended December 31, 2004 through 2000 were $72,126, $32,511, $40,723, $180,621 and $148,798, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2004 through 2000 were 250, 149, 1,022, 7,258 and 7,718, respectively.

Domestic Homebuilding

     Consistent with our strategy of serving all major customer segments: first-time, first and second move-up and active adult, our communities offer a wide variety of home designs including single family detached, townhouses, condominiums and duplexes at different prices and with varying levels of options and amenities. Expanding the number of customer segments served within each of our markets has enabled us to approximately double our annual closings over the past five years to a record 38,612 homes closed in 2004. Over our 54-year history, we have delivered more than 408,000 homes throughout the United States.

     On July 31, 2001, we merged with Del Webb in a tax-free stock-for-stock transaction. Del Webb was primarily a homebuilder with operations in seven states. For the fiscal year ended June 30, 2001, Del Webb reported net income of $91.2 million on revenues of $1.9 billion and 7,038 unit settlements. Backlog reported at June 30, 2001, was 3,682 units valued at approximately $994 million. This merger expanded and supported our leadership position. In particular, we believe the merger strengthened our position among active adult (age 55 and older) homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered our purchasing leverage, and enhanced our overall competitive position. In accordance with our operational strategy, we will continue to evaluate available strategic acquisition opportunities that are consistent with our long-range goals.

     As of December 31, 2004, our Domestic Homebuilding operations offered homes for sale in 626 communities at sales prices ranging from $62,000 to $3.2 million. Sales prices of homes currently offered for sale in 70% of our communities fall within the range of $100,000 to $350,000 with a 2004 average unit selling price of $287,000, compared with $259,000 in 2003, $242,000 in 2002, $225,000 in 2001 and $206,000 in 2000. Sales of single-family detached homes, as a percentage of total unit sales, were 80% in 2004, compared with 83% in 2003, 86% in 2002, and 82% in 2001 and 2000. Our Domestic Homebuilding operations are geographically diverse and, as a result, better insulate us from demand changes in individual markets. As of December 31, 2004, our Domestic Homebuilding business operated in 45 markets spanning 27 states.

     As of December 31, 2004, our Domestic Homebuilding operations had 15,916 units in backlog valued at approximately $5.2 billion.

International Homebuilding

     Our International Homebuilding operations are principally conducted through subsidiaries of International in Mexico and Puerto Rico. International Homebuilding product offerings focus on the demand of first-time buyers and middle-to-upper income consumer groups. Effective January 1, 2002, International reorganized its structure within Mexico to create a single company, Pulte Mexico S. de R.L. de C.V., which ranks as one of the largest builders in the country. Prior to the reorganization, these operations were conducted primarily through five joint ventures throughout Mexico. Under the new ownership structure, which combines the largest of these entities, we own 63.8% of Pulte Mexico S. de R.L. de C.V. and have consolidated Pulte Mexico S. de R.L. de C.V. into our financial statements. In accordance with the terms of a reorganization agreement dated as of December 31, 2001, the minority shareholders notified us in January 2005 of their intent to exercise a put option to sell their shares back to us, the consummation of which would result in the our owning 100% of Pulte Mexico S. de R.L. de C.V. We believe that this transaction will not have a material impact on our results of operations, financial position or cash flows.

     We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

Homebuilding Operations (continued)

Land acquisition and development

     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other selected large projects for which the completion of community build out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2004, we controlled approximately 343,000 lots, of which 158,000 were owned and 185,000 were under option agreements.

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

     As a result of the Del Webb merger, we are better able to address the needs of active adults, among the fastest growing homebuying segments. We offer both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These communities, with highly amenitized products such as golf courses, recreational centers and educational classes, offer the active adult buyer many options to maintain an active lifestyle.

Homebuilding Operations (continued)

Sales and marketing (continued)

     We have received recognition and awards as a result of our achievements as a homebuilder. In 2004, the Environmental Protection Agency named Pulte as an ENERGY STAR Partner of the Year. Pulte was also named as a Top-Ranked Homebuilder in BusinessWeek’s List of 50 Best Performers among the S&P 500, coming in at number 11. We were number 78 on the Fortune 100 Fastest-Growing Companies list. Pulte was the recipient of the inauguaral J.D. Power and Associates Platinum Award for customer satisfaction, and was the winner of the first National Housing Quality “Gold Award”.

     In addition, our Charlotte, Dallas/Ft. Worth, Detroit, Ft. Myers/Naples, Houston, Jacksonville, Las Vegas, Minneapolis/St. Paul, Orlando, Palm Beach, Philadelphia, Tampa, Tucson, and Washington, D.C. markets were recognized for ranking the highest in their markets in a national customer satisfaction study. Nine of our markets came in second place, while six obtained third place positions. The survey of twenty-five U. S. markets (with Pulte presence in twenty-four of those markets) noted customer service, home readiness at the time of closing, and the company’s sales staff as the three factors that most heavily influenced the customer’s overall level of satisfaction. Developing the Pulte Homes brand and leveraging the strength of the “DiVosta,” “Del Webb” and “Sun City” tradenames helps to distinguish our communities from the competition, and can often be rewarded with the advantages of additional sales pace, choice community locations, and reduced overall customer acquisition costs.

     Our Homeowner for LifeTM philosophy has increased our business from those who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, www.divosta.com, and www.espanol.pulte.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us and communicate directly with us. Approximately 3.5 million potential customers visited our websites during 2004.

     Our international sales and marketing efforts focus on the identification of underserved market demand, with strong emphasis on quality initiatives and customer service. In Mexico, where our product is focused largely on social interest housing, sales and marketing efforts target areas experiencing population and employment growth.

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

     Housing in Mexico and Puerto Rico consists primarily of reinforced poured concrete, concrete block and/or brick construction with flat roofs and public water, electric and sanitary system connections. Building materials, supplies and components are sourced locally and the construction work is performed by general contractors and/or independent contractors, which in many cases include both labor and materials.

     We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.

Homebuilding Operations (continued)

Competition and other factors

     Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development, and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of our market areas, there are numerous homebuilders with which we compete. We also compete with the resales of existing house inventory. Any provider of housing units, for-sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs, and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

     Our operations are subject to building, environmental and other regulations of various federal, state, local and foreign governing authorities. For our homes to qualify for Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) mortgages, we must satisfy valuation standards and site, material and construction requirements of those agencies. Our compliance with federal, state, local and foreign laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

Financial Services Operations

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.

Mortgage banking

     Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our domestic homebuyers, but also services the general public. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other investors. In our conventional mortgage lending activities we follow underwriting guidelines established by FNMA and FHLMC.

     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a mortgage operations center (“MOC”) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at a mortgage application center (“MAC”) in Denver. Our sales representatives, who are the mortgage customers’ main contact, forward the loan applications to a MAC loan counselor who calls the customer to complete the loan application and then forwards it to the MOC for processing. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers.

     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.

     Our capture rate for the years ended December 31, 2004, 2003, and 2002 was approximately 88%, 83% and 78%, respectively. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. During the years ended December 31, 2004, 2003 and 2002, we originated mortgage loans for approximately 84%, 73% and 68%, respectively, of the homes we sold domestically. Such originations represented 92%, 83% and 85%, respectively, of our originations.

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

Discontinued operations

First Heights

     During the first quarter of 1994, we adopted a plan of disposal for First Heights and announced our strategy to exit the thrift industry and increase our focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although we expected to complete the plan of disposal within a reasonable period of time, contractual disputes precluded us from completing the disposal in accordance with our original plan.

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

Argentina

     In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve our overall returns. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements. Previously, the Argentina operations were included in the Homebuilding segment. Total assets to be disposed of at December 31, 2004 were $15.4 million, consisting primarily of cash and inventories. Total liabilities to be disposed of at December 31, 2004 were $13.7 million and consisted primarily of accounts payable and other accrued liabilities.

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

     At December 31, 2004, we employed approximately 13,000 people. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit or subsidiary. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 2. PROPERTIES

     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304, where we lease 81,740 square feet of office space. We lease 54,380 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112, 99 Inverness Drive East, Englewood, Colorado 80112, and 12300 East Arapahoe Road, Centennial, Colorado 80112. We lease approximately 61,436 square feet, 24,400 square feet and 43,050 square feet, respectively, of office space at these locations. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations. First Heights’ administrative office is located in 550 square feet of leased space at 2010 North Loop West, Suite 105, Houston, Texas 77018.

     Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

ITEM 3. LEGAL PROCEEDINGS

     We are involved in various litigation incidental to our continuing business operations. We believe that none of this litigation will have a material adverse impact on our results of operations, financial position or cash flows.

Storm Water Discharge Practices

     In April 2004, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by us. We have provided the EPA with this information. Although the matter has since been referred to the United States Department of Justice (“DOJ”) for enforcement, the EPA has asked that we engage in “pre-filing” negotiations to resolve the matter short of litigation. We are actively engaged in these negotiations. If the negotiations fail and the DOJ alleges that we have violated regulatory requirements applicable to storm water discharges, the government may seek injunctive relief and penalties. We believe that we have defenses to any such allegations. At this time, however, we can neither predict the outcome of this inquiry, nor can we currently estimate the costs that may be associated with its eventual resolution.

First Heights-related litigation

     We are a party to a lawsuit relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (“FSLIC”) and First Heights’ ownership of five failed Texas thrifts. The lawsuit (the Court of Federal Claims Case) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties) against the United States.

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

     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Pulte Parties for breach of contract by enacting Section 13224 of OBRA. In September 2003, the United States Court of Federal Claims issued final judgment that the Pulte Parties had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The United States government and the Pulte Parties appealed the final judgment to the United States Court of Appeals for the Federal Circuit in October 2003. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     This Item is not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information with respect to our executive officers.

			Year Became
Name	Age	Position	An Officer
William J. Pulte	72	Chairman of the Board	1956
Richard J. Dugas, Jr.	39	President and Chief Executive Officer	2002
Steven C. Petruska	46	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	48	Executive Vice President and Chief Financial Officer	1997
David M. Sherbin	45	Vice President, General Counsel and Secretary	2005
Vincent J. Frees	54	Vice President and Controller	1995
Gregory M. Nelson	49	Vice President and Assistant Secretary	1993
Bruce E. Robinson	43	Vice President and Treasurer	1998

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

     Mr. Cregg was appointed Executive Vice President in May 2003 and was named Chief Financial Officer effective January 1998.

     Mr. Sherbin was appointed Vice President, General Counsel and Secretary in January 2005. Before joining the Company, Mr. Sherbin was Senior Vice President, General Counsel and Secretary at Federal-Mogul Corporation since 1997.

     Mr. Frees has been Vice President and Controller since May 1995.

     Mr. Nelson has been Vice President and Assistant Secretary since August 1993.

     Mr. Robinson has been Vice President and Treasurer since July 1998.

     There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Unregistered Sales of Equity Securities

     To date, we issued 208,000 shares of common stock under an equity plan, which had been approved by shareholders, but not registered with the Securities and Exchange Commission. We filed a Form S-8 Registration Statement on March 9, 2005 for the Pulte Homes, Inc. 2002 Stock Incentive Plan, which has been incorporated by reference as Exhibit 10(m).

Related Stockholder Matters

     The table below, which has been adjusted to retroactively reflect our two-for-one stock split announced December 11, 2003 and effected January 2, 2004, sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2004			2003
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$58.15	$40.00	$.05	$26.59	$22.73	$.02
2nd Quarter	56.50	44.75	.05	35.99	24.66	.02
3rd Quarter	64.07	48.87	.05	34.88	28.98	.02
4th Quarter	65.00	47.46	.05	49.42	33.73	.05

     At December 31, 2004, there were 2,478 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)
	2004	2003	2002	2001(a)	2000
OPERATING DATA:
Homebuilding:
Revenues	$11,596,748	$8,892,786	$7,338,110	$5,300,173	$4,195,675

Income before income taxes	$1,643,793	$1,005,124	$724,369	$519,187	$387,149

Financial Services:
Revenues	$112,719	$115,847	$106,628	$77,222	$50,669

Income before income taxes	$47,429	$68,846	$66,723	$36,948	$24,788

Corporate:
Revenues	$1,749	$3,281	$1,202	$2,210	$633

Loss before income taxes	$(90,685)	$(75,351)	$(61,968)	$(57,452)	$(56,296)

Consolidated results:
Revenues	$11,711,216	$9,011,914	$7,445,940	$5,379,605	$4,246,977

Income from continuing operations before income taxes	$1,600,537	$998,619	$729,124	$498,683	$355,641
Income taxes	602,529	379,376	284,339	192,017	136,922

Income from continuing operations	998,008	619,243	444,785	306,666	218,719
Income (loss) from discontinued operations (b)	(11,467)	5,391	8,860	(5,273)	(30,206)

Net income	$986,541	$624,634	$453,645	$301,393	$188,513

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (see Note 3 of Notes to Consolidated Financial Statements). All prior periods have been reclassified to conform to the 2004 presentation.

	Years Ended December 31,
	2004	2003	2002	2001(a)	2000
PER SHARE DATA:
Earnings per share — basic:
Income from continuing operations	$7.90	$5.07	$3.68	$3.12	$2.65
Income (loss) from discontinued operations (b)	(.09)	.04	.07	(.05)	(.37)

Net income	$7.81	$5.11	$3.75	$3.07	$2.28

Weighted-average common shares outstanding (000’s omitted)	126,295	122,162	120,906	98,196	82,620

Earnings per share — assuming dilution:
Income from continuing operations	$7.67	$4.93	$3.60	$3.05	$2.59
Income (loss) from discontinued operations (b)	(.09)	.04	.07	(.05)	(.36)

Net income	$7.58	$4.97	$3.67	$2.99	$2.24

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	130,117	125,730	123,492	100,646	84,292

Shareholders’ equity	$35.37	$27.55	$22.58	$19.22	$15.01

Cash dividends declared	$.20	$.11	$.08	$.08	$.08

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (see Note 3 of Notes to Consolidated Financial Statements). All prior periods have been reclassified to conform to the 2004 presentation.

	December 31,
	($000’s omitted)
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:
House and land inventories	$7,390,791	$5,510,756	$4,277,571	$3,811,636	$1,896,856
Total assets	10,406,897	8,072,151	6,872,087	5,710,893	2,886,483
Senior notes and subordinated notes	2,861,550	2,150,972	1,913,268	1,722,864	666,296
Shareholders’ equity	4,522,274	3,448,123	2,760,426	2,276,665	1,247,931

	Years Ended December 31,
	2004	2003	2002	2001	2000
OTHER DATA:
Domestic Homebuilding:
Total markets, at year-end	45	44	44	43	41
Total active communities, at year-end	626	535	460	440	396
Total settlements - units	38,612	32,693	28,903	22,915	19,799
Total net new orders - units (a)	40,576	34,989	30,830	22,163	19,844
Backlog units, at year-end	15,916	13,952	10,605	8,678	5,477
Average unit selling price	$287,000	$259,000	$242,000	$225,000	$206,000
Gross profit margin % from home sales (b)	22.6%	20.6%	19.4%	19.1%	18.0%

Homebuilding settlement units (c):
Domestic	38,612	32,693	28,903	22,915	19,799
International	7,713	6,889	6,334	176	264

Total	46,325	39,582	35,237	23,091	20,063

(a)	Total net new orders-units for the years ended December 31, 2003 and 2001, do not include 1,051 units and 3,953 units, respectively, of acquired backlog.

(b)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, is included as part of homebuilding cost of sales.

(c)	Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2004 through 2000 were 250, 149, 1,022, 7,258 and 7,718, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     A summary of our operating results by business segment for the years ended December 31, 2004, 2003, and 2002 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,
	2004	2003	2002
Pre-tax income (loss):
Homebuilding	$1,643,793	$1,005,124	$724,369
Financial Services	47,429	68,846	66,723
Corporate	(90,685)	(75,351)	(61,968)

Income from continuing operations before income taxes	1,600,537	998,619	729,124
Income taxes	602,529	379,376	284,339

Income from continuing operations	998,008	619,243	444,785
Income (loss) from discontinued operations	(11,467)	5,391	8,860

Net income	$986,541	$624,634	$453,645

Per share data — assuming dilution:
Income from continuing operations	$7.67	$4.93	$3.60
Income (loss) from discontinued operations	(.09)	.04	.07

Net income	$7.58	$4.97	$3.67

Key financial highlights and events for the years ended December 31, 2004, 2003, and 2002 are as follows:

Homebuilding Operations

•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to simplify processes and leverage construction costs throughout the operations contributed to increases in pre-tax income of our homebuilding business segment. Pre-tax income increased 64% for the year ended December 31, 2004, compared with the same period in the prior year. Pre-tax income increased 39% in 2003, compared to the year ended December 31, 2002.

•	Domestic homebuilding settlement gross margin percentages were up approximately 200 basis points to 22.6% for the year ended December 31, 2004 and 120 basis points to 20.6% for the year ended December 31, 2003, respectively, compared with the same periods in the prior years.

•	Units in backlog increased to a record 15,916 units, valued at $5.2 billion at December 31, 2004, compared with 13,952 units, valued at $4.1 billion at December 31, 2003. There were 10,605 units in backlog at December 31, 2002 valued at $2.9 billion. The increase in backlog is primarily attributed to continued strong demand for new homes in many of our markets.

•	During the third quarter of 2004, we were impacted by hurricanes in the southeastern United States. In addition, during October 2004, we lowered pricing in Las Vegas to better align pricing in our communities with the market.

•	In January 2005, we sold all of our Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations.

Overview (continued)

     Financial Services Operations

•	Mortgage origination units, origination principal and our capture rate increased during 2004 compared with 2003, and during 2003 compared with 2002. Pre-tax income for the year ended December 31, 2004 decreased 31% compared with 2003 due to a shift in our product mix, starting in the second half of 2003, toward adjustable rate mortgages (“ARMs”) versus fixed rate mortgages due to changes in customer mortgage product preference. Pre-tax income of our financial services business segment increased 3% from 2002 in 2003, driven by an increase in loan originations and a higher capture rate tempered by product mix changes and a less favorable interest rate environment during the last half of the year.

     Corporate

•	Pre-tax loss of our non-operating Corporate segment increased 20% in 2004 to $90.7 million and in 2003, pre-tax loss increased 22% from 2002. During 2004, net interest expense increased due to higher debt levels as a result of our growth. Other corporate expenses, net in 2004 were impacted by increased charitable contributions expense. In addition, income recognized during 2003 and 2002 from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale did not recur in 2004, resulting in higher net expense. During 2003, other corporate expenses, net increased due principally to higher compensation-related costs.

Homebuilding Operations

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding - We conduct our Domestic Homebuilding operations in 45 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding - We conduct our International Homebuilding operations through subsidiaries of International Corporation (International) in Mexico and Puerto Rico. International focuses on the demand of first-time buyers and middle-to-upper income consumer groups. We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Years Ended December 31,
	2004	2003	2002
Homebuilding settlement revenues:
Domestic	$11,094,617	$8,482,341	$6,991,614
International	196,740	191,125	170,195

Total	$11,291,357	$8,673,466	$7,161,809

Homebuilding settlement units:
Domestic	38,612	32,693	28,903
International	7,713	6,889	6,334

Total	46,325	39,582	35,237

Note:	Homebuilding revenues of affiliates, not included in the table above, for the years ended December 31, 2004 through 2002 were $72,126, $32,511, and $40,723, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2004 through 2002 were 250, 149, and 1,022, respectively.

Homebuilding Operations (continued)

Domestic Homebuilding

     The Domestic Homebuilding operations represent our core business. We conduct our operations in 45 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Years Ended December 31,
	2004	2003	2002
Unit settlements:
Northeast	3,249	2,692	2,440
Southeast	9,362	8,234	8,271
Midwest	5,520	4,936	4,458
Central	6,066	5,283	4,588
West	14,415	11,548	9,146

	38,612	32,693	28,903

Net new orders - units (a):
Northeast	3,197	3,098	2,738
Southeast	10,941	9,021	8,651
Midwest	5,396	4,736	4,684
Central	5,987	5,125	4,590
West	15,055	13,009	10,167

	40,576	34,989	30,830

Net new orders - dollars ($000’s omitted) (a)	$12,101,000	$9,555,000	$7,731,000

Backlog at December 31 - units:
Northeast	1,483	1,535	1,129
Southeast	5,305	3,726	2,939
Midwest	1,277	1,401	1,601
Central	1,077	1,156	905
West	6,774	6,134	4,031

	15,916	13,952	10,605

Backlog at December 31 - dollars ($000’s omitted)	$5,154,000	$4,147,000	$2,857,000

(a)	Net new orders for the year ended December 31, 2003 do not include 1,051 units of acquired backlog and the related dollars.

     Continued strong demand for new homes, supported by a favorable interest rate environment, an increase in the number of active communities and market share expansion, drove increases in net new orders, unit settlements and unit backlog. Net new orders increased 16% to a record 40,576 units, for the year ended December 31, 2004. Net new orders for the year ended December 31, 2003 increased 13% to 34,989 units compared with 30,830 units for the year ended December 31, 2002

     Home settlements set a record for the year ended December 31, 2004 at 38,612 units, an increase of 18% over the same period in 2003. In 2003, home settlements also reached a record high, increasing 13% to 32,693 units. Active communities increased from 460 in 2002 to 535 in 2003 to 626 in 2004.

Homebuilding Operations (continued)

     Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. The average selling price for our homes increased 11% for the year ended December 31, 2004, to $287,000 compared with 2003 and increased to $259,000 in 2003 from $242,000 in 2002. The most significant price increases for both 2004 and 2003 were in the West, Northeast and Florida in the Southeast geographic areas.

     Ending backlog, which represents orders for homes that have not yet closed, grew to a record 15,916 units at December 31, 2004 compared with 13,952 units at December 31, 2003 and 10,605 units at December 31, 2002. The dollar value of our backlog was up 24% to $5.2 billion at December 31, 2004, compared with $4.1 billion at December 31, 2003 and $2.9 billion at December 31, 2002. Our most significant increases at December 31, 2004, occurred in the Southeast and West, which had unit increases of 42% and 10% respectively. At December 31, 2003, compared with December 31, 2002, strong demand resulted in significant increases in backlog for all geographic areas of the country except the Midwest.

     As announced on October 4, 2004, we lowered pricing in Las Vegas to better align pricing in our communities with pricing in the market. This action was in response to a period of slow sign-ups and increased cancellation rates, which we attributed to our then above-market pricing. However, since the price reductions took effect in October of 2004, our communities in Las Vegas have experienced improved traffic and new order activity. Las Vegas backlog totaled 883 units, with a value of $379 million at December 31, 2004, which represented 6% and 7% of total domestic homebuilding units and dollars, respectively. At December 31, 2003, Las Vegas backlog totaled 1,770 units, with a value of $627.6 million, which represented 13% and 15% of total domestic homebuilding units and dollars, respectively.

     During August and September of 2004 four hurricanes occurred throughout Florida and the southeastern areas of the United States. We sustained minimal property damage, but did experience delayed home settlements and incurred additional overhead expenses related to lost workdays and cleanup efforts undertaken as a result of the hurricanes. Further, the impact of the storms delayed the opening of several new communities and resulted in shortages of building materials in some Florida markets.

     The West contributed the largest portion of our operating activities, compared with the other geographic areas in the domestic homebuilding operations, representing 37% of unit net new orders and unit settlements for the year ended December 31, 2004 compared with 35% of settlements and 37% of net new orders during 2003, and 32% of settlements and 33% of net new orders during 2002. The West contributed the largest portion of our backlog, compared with other geographic areas in the domestic homebuilding operations, representing 43%, 44% and 38% of the total domestic homebuilding backlog units at December 31, 2004, 2003 and 2002, respectively.

     The following table presents markets that represent 10% or more of unit new orders, unit settlements, and settlement revenues for the years ended December 31, 2004, 2003 and 2002:

	Year Ended
	December 31,
	2004	2003	2002
Unit net new orders:
Phoenix	16%	14%	11%
Las Vegas	*	10%	*

Unit settlements:
Phoenix	14%	12%	11%
Las Vegas	*	*	*

Settlement revenues:
Phoenix	12%	11%	10%
Las Vegas	12%	*	*

*	Represents less than 10%.

Homebuilding Operations (continued)

     At December 31, 2004 and 2003, our Domestic Homebuilding operations controlled approximately 343,400 and 256,900 lots, respectively. Approximately 158,000 and 120,400 lots were owned, and approximately 125,800 and 66,000 lots were under option agreements approved for purchase at December 31, 2004 and 2003, respectively. In addition, there were approximately 59,600 lots under option agreements at December 31, 2004, pending approval, that are under review and evaluation for future use by our Domestic Homebuilding operations. This compared to 70,500 lots at December 31, 2003.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $4.1 billion at December 31, 2004. In addition, total purchase price applicable to land under option pending approval was valued at $2.4 billion at December 31, 2004. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $327.6 million, which are generally non-refundable.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2004	2003	2002
Home sale revenue (settlements)	$11,094,617	$8,482,341	$6,991,614
Land sale revenue	305,391	219,320	176,301
Home cost of sales*	(8,583,551)	(6,731,834)	(5,638,162)
Land cost of sales	(205,589)	(153,415)	(123,306)
Selling, general and administrative expenses	(973,629)	(820,951)	(664,469)
Equity income	47,203	29,045	2,265
Other income (expense), net	(51,027)	(25,684)	(25,233)

Pre-tax income	$1,633,415	$998,822	$719,010

Average sales price	$287	$259	$242

*	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, is included as part of homebuilding cost of sales.

     Homebuilding gross profit margins from home sales in 2004 increased 200 basis points over 2003 to 22.6%, and in 2003 increased 120 basis points to 20.6% compared with 2002. The increases are due to strong consumer demand, positive home pricing, favorable shifts in product and geographic mix, the benefits of leverage-buy purchasing activities and effective production and inventory management.

     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales were $99.8 million and $65.9 million for the years ended December 31, 2004 and 2003, respectively, representing increases of $33.9 million and $12.9 million, respectively, from the previous years totals. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. Included in other assets is approximately $230.1 million in land held for disposition as of December 31, 2004, as compared to $251.2 million and $218.8 million at December 31, 2003 and 2002, respectively.

     For the year ended December 31, 2004, selling, general and administrative expenses, as a percentage of home settlement revenues, decreased 90 basis points to 8.8% compared with 2003 after increasing 20 basis points to 9.7% in 2003 compared with 2002. The improvement in 2004 can be attributed to greater leverage as a result of volume increases and the favorable pricing environment for our homes. The increase in 2003 is principally attributable to costs associated with the realignment of our field operations and organizations to meet the challenge and opportunity for future growth.

     Equity income for 2004 includes earnings from our 50% investment in a joint venture that supplies and installs basic building components and operating systems, acquired in January 2004, and two Nevada-based joint ventures, related to the sale of commercial and residential properties. Equity income for 2003 primarily includes earnings from the two Nevada-based joint ventures.

     Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, insurance-related expenses and settlements and other non-operating expenses. For the year ended December 31, 2004, the increase in expense is due to larger write-offs of deposit and pre-acquisition costs, as we continue to evaluate potential land acquitions for the most effective use of capital.

Homebuilding Operations (continued)

International Homebuilding

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico and Puerto Rico.

     The following table presents selected financial data for our International Homebuilding operations for the years ended December 31, 2004, 2003 and 2002 ($000’s omitted)*:

	Years Ended December 31,
	2004	2003	2002
Revenues	$196,740	$191,125	$170,195
Cost of sales	(158,972)	(152,445)	(136,745)
Selling, general and administrative expense	(28,459)	(34,259)	(29,512)
Other income (expense), net	(2,362)	(203)	(1,257)
Minority interest	(3,242)	(1,382)	(1,801)
Equity in income of joint ventures	6,673	3,466	4,479

Pre-tax income	$10,378	$6,302	$5,359

Unit settlements:	7,713	6,889	6,334

Note:	Homebuilding unit settlements of affiliates, not included in the table above, for the years ended December 31, 2004, 2003, and 2002 were 250, 149, and 1,022, respectively.

*	In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (see Note 3 of Notes to Consolidated Financial Statements).

     International unit settlements for the years ended December 31, 2004 and 2003, increased 12% and 9%, respectively. International revenues for the years ended December 31, 2004 and 2003 increased 3% and 12%, respectively, over the prior year periods. Revenues increased for both years primarily due to increased unit closings in Mexico. Our operations in Puerto Rico have experienced decreased unit closings and revenue as more of our business there has shifted to joint venture affiliates.

     The higher proportion of unit settlements derived from Mexico, coupled with a higher percentage of those closings coming from economic housing, which is the lowest price point served in Mexico, had a negative impact on gross margins in 2004 compared with 2003. Gross margins decreased approximately 100 basis points to 19.2% for the year ended December 31, 2004. For the year ended December 31, 2003, gross margins were 20.2%, an increase of 50 basis points compared with 2002, due to favorable product and geographic mix shifts in Mexico.

     Selling, general and administrative expenses as a percent of revenue decreased by 340 basis points to 14.5% in 2004 from 17.9% in 2003 and 17.3% in 2002. The increase from 2002 to 2003 was driven primarily by reorganization costs incurred during the restructuring of our operations in Mexico in an effort to enhance future profitability while the improvement in 2004 reflects the benefits of the restructuring actions.

     Our operations in Mexico are affected by fluctuations in currency rates for that country. Transaction gains and losses for the years ended December 31, 2004, 2003 and 2002, classified as other income (expense), net, were not significant. For the years ended December 31, 2004 and 2003, we recorded a foreign currency translation gain of $781 thousand and a loss of $5.9 million, respectively, for Mexico, as a component of accumulated other comprehensive income on the balance sheet. For the year ended December 31, 2002, we recorded a foreign currency translation gain of $8.6 million for Mexico. At December 31, 2004, our investment in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $28.8 million, and $72.2 million, respectively.

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

     The following table presents mortgage origination data for our Financial Services operations:

	Years Ended December 31,
	2004	2003	2002
Total originations:
Loans	35,232	28,655	23,074

Principal ($000’s omitted)	$6,739,200	$4,989,500	$3,771,000

Originations for Pulte customers:
Loans	32,471	23,864	19,537

Principal ($000’s omitted)	$6,299,200	$4,179,100	$3,176,500

     Pre-tax income of our financial services operations was $47.4 million, $68.8 million and $66.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

     Mortgage origination unit and principal volume for the year ended December 31, 2004, increased 23% and 35%, respectively, over 2003. Mortgage origination unit and principal volume for the year ended December 31, 2003, increased 24% and 32%, respectively, over 2002. This growth can be attributed to increases in the capture rate of 510 basis points to 87.8% in 2004 and 510 basis points to 82.7% in 2003, combined with the volume increases experienced in our homebuilding business and an increase in average loan size. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. Our domestic homebuilding customers continue to account for the majority of total loan production, representing 92% of Pulte Mortgage unit production for 2004, compared with 83% in 2003 and 85% in 2002.

     Adjustable rate mortgages (ARMs) represented 43% of total funded origination dollars and 42% of total funded origination units for the year ended December 31, 2004, compared with 24% and 22%, respectively, in 2003 and 16% and 13%, respectively, in 2002. Refinancings represented 3% of total loan production in 2004, compared with 8% in both 2003 and 2002.

     At December 31, 2004, loan application backlog was $3.5 billion, compared with $2.2 billion and $1.4 billion at December 31, 2003 and 2002, respectively.

     Pre-tax income decreased 31% for the year ended December 31, 2004, compared with 2003, as increased volume was offset by changes in product mix to ARMs, which generally have a lower profit per loan than fixed rate products. The shift to ARMs is attributable to customer mortgage product preference. In addition, in 2004, 36% of total originations were brokered loans, which are less profitable to us, compared with 16% in 2003. Mortgage origination fees increased to $20.5 million for the year ended December 31, 2004, compared with $7.5 million in 2003, due to the increase in brokered loans. Gains from the sale of mortgages during 2004 decreased $14.1 million, or 22%, from $64.4 million in 2003, and net interest income decreased $5.5 million, to $9.7 million during 2004 as compared with $15.1 million in 2003. These decreases were due to the product mix shifts and an unfavorable interest rate environment in 2004 compared with 2003. Income from our title operations was $17.6 million in 2004, an increase of 30% over 2003. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of $4 million for the year ended December 31, 2004, compared with $4.4 million in 2003. Selling, general and administrative expense for the year ended December 31, 2004, increased 41% to $57.5 million compared with 2003 due to increased origination volume.

     Pre-tax income for the year ended December 31, 2003, increased 3% to $68.8 million, as a result of increased volume, partially offset by a less favorable interest rate environment for selling loans during the last six months of the year and an increase in training, systems, and facilities costs incurred in anticipation of the projected growth of the business. Gains from the sale of mortgages increased $2.0 million, or 3%, from the same period in 2002. As compared with 2002, net interest income increased $3.8 million to $15.1 million during 2003 due to increased production. Title income grew 11% contributing $13.5 million to pre-tax income for the year.

Financial Services Operations (continued)

     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2004, we did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. We also did not recognize any material net gains or losses during 2004 for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2004, we expect to reclassify $138 thousand, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

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

     The following table presents this segment’s results of operations ($000’s omitted):

	Years Ended December 31,
	2004	2003	2002
Net interest expense	$47,372	$39,364	$38,214
Other corporate expenses, net	43,313	35,987	23,754

Loss before income taxes	$90,685	$75,351	$61,968

     Interest expense, net of interest capitalized into inventory, increased 20% to $47.4 million in 2004 and 3% to $39.4 million in 2003. This trend is a result of an increase in debt levels necessary to support our growth. Interest incurred for the years ended December 31, 2004, 2003, and 2002, excluding interest incurred by our financial services operations, was approximately $205.2 million, $179 million and $162.5 million, respectively.

     The increase in other corporate expenses, net for the year ended December 31, 2004, compared with the prior year was partially due to increased charitable contributions. Additionally, during 2003 and 2002, we recognized income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale. Other corporate expense, net in 2003 increased $12.2 million compared with 2002 principally as a result of higher compensation-related costs.

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

	Years Ended December 31,
	2004	2003	2002
Interest in inventory at beginning of year	$200,584	$142,984	$68,595
Interest capitalized	156,056	136,308	123,086
Interest expensed	(133,049)	(78,708)	(48,697)

Interest in inventory at end of year	$223,591	$200,584	$142,984

Discontinued Operations

     First Heights - During the third quarter of 2004, 2003 and 2002, we recorded non-cash, after-tax gains of $10.8 million, $7.9 million and $10 million, respectively, related to the favorable resolution of certain tax matters relating to our thrift operation, First Heights Bank, fsb (First Heights), which we discontinued in 1994.

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

     Argentina — In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve our overall returns. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements. Previously, the Argentina operations were included in the Homebuilding segment.

     For the years ended December 31, 2004, 2003, and 2002, discontinued Argentine operations reported pre-tax losses of $1.4 million, $1.9 million, and $200 thousand, respectively. In addition, we recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell.

     Our operations in Argentina are affected by fluctuations in currency rates. At December 31, 2004, foreign currency translation losses of $25.1 million, which were previously recorded as a component of accumulated other comprehensive income on the balance sheet, were recognized in the income statement in connection with the classification of these operations as held for sale. These were included in the pre-tax loss of $33.2 million on the write-down to fair value. For the year ended December 31, 2003, we recorded a foreign currency translation gain of $1.9 million for Argentina, as a component of accumulated other comprehensive income on the balance sheet.

     Total assets to be disposed of at December 31, 2004 were $15.4 million, consisting primarily of cash and inventories. Total liabilities to be disposed of at December 31, 2004 were $13.7 million and consisted primarily of accounts payable and other accrued liabilities.

Liquidity and Capital Resources

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.

     At December 31, 2004, we had cash and equivalents of $314.6 million and $2.9 billion of senior notes outstanding. Other financing included limited recourse collateralized financing totaling $81.9 million. Sources of our working capital include our cash and equivalents, our $1.31 billion committed unsecured revolving credit facility and Pulte Mortgage’s $940 million committed credit arrangements.

     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 38.8% at December 31, 2004, and approximately 36% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At December 31, 2004, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program.

     Our income tax liability and related effective tax rate are affected by a number of factors. In 2004, our effective tax rate was 37.65% compared to 38% in 2003 and 39% in 2002. The reduction in the effective tax rate for 2004 was principally due to the favorable resolution of certain state tax matters. The reduction in the effective tax rate during 2003 was principally due to a lower than expected effective state income tax rate for 2003 and the shareholders’ approval of our new Senior Management Annual Incentive Plan, which allows full tax deductibility of Plan payments under Section 162(m) of the Internal Revenue Service Code. We anticipate that our effective tax rate for 2005 will be approximately 38%.

     Our net cash used in operating activities for the year ended December 31, 2004, amounted to $698.3 million, compared with $331.3 million for the year ended December 31, 2003. The increases in net income for both years were offset primarily by significant investments in land necessary to support the continued growth of the business. Our net cash provided by operating activities for the year ended December 31, 2002, was $158.8 million. The increase in net income was aided by the realization of certain tax benefits and an increase in accrued liabilities, while inventories continued to build to support the growth of the business.

     Cash used in investing activities was $198.6 million for the year ended December 31, 2004, compared with $4.3 million in the prior year. The change in net cash used in investing activities primarily relates to our investments in unconsolidated entities. During January 2004, we invested $35 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems. During 2004, we invested approximately $117.8 million in three new joint ventures that develop and/or sell land within the United States. Also, we contributed $44.2 million of additional capital contributions to and received $66.1 million in distributions from our unconsolidated joint ventures for the year ended December 31, 2004. Further, we incurred approximately $75.2 million in capital expenditures to support the growth of our business. Net cash provided by investing activities was $12.1 million in 2002.

     Net cash provided by financing activities totaled $809.6 million for the year ended December 31, 2004. Cash inflows from financing activities for the year ended December 31, 2004 are primarily attributed to proceeds received from our $500 million, 5.25% senior notes issued in January 2004 and our $400 million, 4.875% senior notes issued in July 2004, and $44 million of cash received from the exercise of stock options. Cash outflows from financing activities for the year ended December 31, 2004 primarily relate to the repayment of our $112 million, 8.375% senior notes in August 2004, redemption of the remaining $77 million of Del Webb 10.25% senior subordinated notes in February 2004, approximately $25.4 million of cash dividends paid to our shareholders, $44.9 million used to repay borrowings, and $14.7 million used to repurchase our common stock.

     Net cash provided by financing activities for the year ended December 31, 2003, was $128.9 million, reflecting proceeds from the $300 million senior notes issued in February and the $400 million senior notes issued in May and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.

     Net cash provided by financing activities for the year ended December 31, 2002, was $374 million, reflecting proceeds from the $300 million senior notes issued in June 2002, proceeds from borrowings under our various credit facilities and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.

Liquidity and Capital Resources (continued)

     Our $125 million, 7.3% unsecured senior notes are due in 2005. We anticipate repaying these notes in 2005 by issuing new unsecured senior notes and/or using cash provided by operations.

     In September 2004, we restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $850 million to $1.31 billion, extending the maturity date from September 30, 2008 to September 15, 2009, with pricing more favorable to the Company. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $1.5 billion. The Company has the capacity to issue letters of credit up to $750 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 50% as defined in the agreement. We had no outstanding borrowings under this unsecured revolving credit facility at December 31, 2004.

     In September 2004, Pulte Mortgage amended its commercial paper conduit, which increased a sub-limit for eligible collateral, eliminated the $50 million quarterly accordion feature, and made pricing more favorable to Pulte Mortgage. The commercial paper conduit is a $550 million committed line of credit. We had outstanding borrowings of $525 million under the commercial paper conduit at December 31, 2004.

     In July 2004, we expanded the capacity on Pulte Mortgage’s revolving credit facility from $355 million to $390 million. The revolving credit facility contains restrictive covenants, the most restrictive of which requires Pulte Mortgage to maintain a minimum tangible net worth of $30 million and adjusted liabilities cannot exceed 12 times adjusted net worth. There were approximately $91.2 million of borrowings outstanding under Pulte Mortgage’s revolving credit facility at December 31, 2004. Mortgage loans originated by Pulte Mortgage are subsequently sold to outside investors. We anticipate that there will be adequate mortgage financing available for purchasers of our homes.

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

     At December 31, 2004, we had $600 million remaining under our current mixed security shelf registration. Subsequent to December 31, 2004, we sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.

     At December 31, 2004, we had remaining authorization to purchase common stock aggregating $62.8 million, pursuant to our $100 million share repurchase program. As of December 31, 2004, we have repurchased a total of 1,256,400 shares for a total of $37.2 million.

     In December 2003, we increased our dividend 150% to $.05 per share from $.02 per share, effective for the fourth quarter of 2003. There was no change to our dividend rate during 2004.

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

Contractual Obligations and Commercial Commitments

     The following table summarizes our payments under contractual obligations as of December 31, 2004:

	Payments Due by Period
	($000’s omitted)
	Total	2005	2006-2007	2008-2009	After 2009
Contractual obligations:
Long-term debt (a)	$5,293,170	$314,556	$360,860	$760,860	$3,856,894
Capital lease obligations	—	—	—	—	—
Operating lease obligations	214,240	46,337	70,964	53,318	43,621
Purchase obligations	—	—	—	—	—
Other long-term liabilities (b)	84,463	61,881	18,879	3,703	—

Total contractual obligations	$5,591,873	$422,774	$450,703	$817,881	$3,900,515

(a)	Represents our senior notes and subordinated notes and related interest payments

(b)	Represents our limited recourse collateralized financing arrangements and related interest payments

     The following table summarizes our other commercial commitments as of December 31, 2004:

	Amount of Commitment Expiration by Period
	($000’s omitted)
	Total	2005	2006-2007	2008-2009	After 2009
Other commercial commitments:
Guarantor revolving credit facilities (a)	$1,310,000	$—	$—	$1,310,000	$—
Non-guarantor revolving credit facilities	940,000	—	940,000	—	—
Other credit facilities	5,050	5,050	—	—	—
Standby letters of credit (b)	40,268	13,417	26,851	—	—

Total commercial commitments	$2,295,318	$18,467	$966,851	$1,310,000	$—

(a)	Includes capacity to issue up to $750 million in standby letters of credit of which $316.1 million was outstanding at December 31, 2004.

(b)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

Off-Balance Sheet Arrangements

     We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2004, we had outstanding letters of credit of $356 million. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.49 billion at December 31, 2004, are typically outstanding over a period that approximates 3-5 years. We do not believe that we will be required to draw upon any such letters of credit or performance bonds.

     In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2004, these agreements totaled approximately $6.5 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2004, we consolidated certain variable interest entities with assets totaling $106.4 million.

     At December 31, 2004 and 2003, our unconsolidated joint ventures had outstanding debt of $58.1 million and $72.6 million, respectively. We have not guaranteed any of this outstanding indebtedness.

Critical Accounting Policies and Estimates

     The accompanying consolidated financial statements were prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of Notes to Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality. The development and selection of the following critical accounting policies and estimates have been discussed with the Audit Committee of the Board of Directors.

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

     Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

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

     We capitalize interest cost into homebuilding inventories. Interest capitalized each quarter is identified as a separate layer in our capitalized interest balance sheet pool. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated to the quarters over the amortization period based on the cyclical timing of unit settlements.

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

Goodwill and intangible assets

     We have recorded certain intangible assets and goodwill, most recently as a result of the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. If we determine that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on one of three methods. For assets related to ongoing operations, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.

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

Insurance

     The Company has, and requires the majority of its subcontractors to have general liability and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. The Company reserves for costs to cover its self-insured and deductible amount under those policies and for any costs of claims and lawsuits in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $115.6 million and $81.1 million at December 31, 2004 and 2003, respectively. Expenses related to such claims were approximately $58.4 million, $40.9 million, and $25.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Stock-based compensation

     We currently have several stock-based employee compensation plans. Effective January 1, 2003 we adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees.” We selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, we recognize compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123. Grants made prior to January 1, 2003 continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

Critical Accounting Policies and Estimates (continued)

Stock-based compensation (continued)

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

     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes model to estimate the value of stock options granted to employees and we are considering the preferred lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after June 15, 2005. We are still evaluating the impact of adopting SFAS No. 123(R).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2004 and 2003, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2004 for the
	Years ended December 31,
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$125,000	$—	$—	$—	$400,000	$2,348,563	$2,873,563	$3,124,413
Average interest rate	7.3%	—	—	—	4.88%	6.86%	6.6%	—

Limited recourse collateralized financing	$60,392	$13,309	$4,699	$2,350	$1,113	$—	$81,863	$81,863
Average interest rate	1.48%	1.97%	4.17%	5.25%	5.25%	—	1.87%	—

	As of December 31, 2003 for the
	Years ended December 31,
						There-		Fair
	2004	2005	2006	2007	2008	after	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes and subordinated notes	$185,503	$125,000	$—	$—	$—	$1,848,563	$2,159,066	$2,387,945
Average interest rate	9.12%	7.0%	—	—	—	7.29%	7.45%	—

Limited recourse collateralized financing	$29,259	$33,865	$13,267	$2,367	$2,354	$2,143	$83,255	$83,255
Average interest rate	2.52%	6.00%	3.50%	5.09%	5.24%	4.78%	4.31%	—

     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2004 and 2003, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

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

     At December 31, 2004, our aggregate net investments exposed to foreign currency exchange rate risk include our operations in Mexico, which approximated $72.2 million, and our mortgage banking joint venture investment in Mexico, which approximated $21.1 million.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

     Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate”, and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by us pursuant to the “Safe Harbor” provisions of the Reform Act.

     Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used in our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) state and federal governmental regulations, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
($000’s omitted, except share data)

	2004	2003
ASSETS

Cash and equivalents	$314,634	$401,883
Unfunded settlements	118,471	122,271
House and land inventory	7,390,791	5,510,756
Land held for sale	230,743	251,237
Land, not owned, under option agreements	106,380	73,256
Residential mortgage loans available-for-sale	697,077	541,502
Investments in unconsolidated entities	258,868	69,502
Goodwill	307,693	307,693
Intangible assets, net	135,454	143,704
Other assets	815,020	641,548
Deferred income tax asset	31,766	8,799

	$10,406,897	$8,072,151

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $304,394 and $222,681 in 2004 and 2003, respectively	$609,039	$452,648
Customer deposits	341,050	372,507
Accrued and other liabilities	1,237,426	1,071,203
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	617,415	479,287
Income taxes	202,557	79,391
Deferred income tax liability	15,586	18,020
Senior notes and subordinated notes	2,861,550	2,150,972
Commitments and contingencies

Total liabilities	5,884,623	4,624,028

Shareholders’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized, 127,874,184 and 125,152,816 shares issued and outstanding at December 31, 2004 and 2003, respectively	1,279	1,252
Additional paid-in capital	1,116,018	1,015,991
Unearned compensation	(44)	(656)
Accumulated other comprehensive loss	(14,380)	(39,142)
Retained earnings	3,419,401	2,470,678

Total shareholders’ equity	4,522,274	3,448,123

	$10,406,897	$8,072,151

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002
(000’s omitted, except per share data)

	2004	2003	2002
Revenues:
Homebuilding	$11,596,748	$8,892,786	$7,338,110
Financial Services	112,719	115,847	106,628
Corporate	1,749	3,281	1,202

Total revenues	11,711,216	9,011,914	7,445,940

Expenses:
Homebuilding, principally cost of sales	10,006,831	7,920,173	6,620,485
Financial Services	71,528	53,253	45,579
Corporate, net	92,434	78,632	63,170

Total expenses	10,170,793	8,052,058	6,729,234

Other income:
Equity income	60,114	38,763	12,418

Income from continuing operations before income taxes	1,600,537	998,619	729,124
Income taxes	602,529	379,376	284,339

Income from continuing operations	998,008	619,243	444,785
Income (loss) from discontinued operations	(11,467)	5,391	8,860

Net income	$986,541	$624,634	$453,645

Per share data:
Basic:
Income from continuing operations	$7.90	$5.07	$3.68
Income (loss) from discontinued operations	(.09)	.04	.07

Net income	$7.81	$5.11	$3.75

Assuming dilution:
Income from continuing operations	7.67	$4.93	$3.60
Income (loss) from discontinued operations	(.09)	.04	.07

Net income	$7.58	$4.97	$3.67

Cash dividends declared	$.20	$.11	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	126,295	122,162	120,906
Assuming dilution:
Effect of dilutive securities - stock options and restricted stock grants	3,822	3,568	2,586

Adjusted weighted-average common shares and effect of dilutive securities	130,117	125,730	123,492

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2004, 2003 and 2002
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2001	1,184	862,289	(3,859)	(13,969)	1,431,020	2,276,665

Stock option exercise, including tax benefit of $20,651	34	55,667	—	—	—	55,701
Restricted stock award	6	11,313	(11,319)	—	—	—
Restricted stock award amortization	—	—	5,312	—	—	5,312
Cash dividends declared - $.08 per share	—	—	—	—	(9,773)	(9,773)
Stock repurchases	(2)	(1,793)	—	—	(3,002)	(4,797)
Stock based compensation	—	5,075	—	—	—	5,075
Comprehensive income:
Net income	—	—	—	—	453,645	453,645
Change in fair value of derivatives, net of income taxes of $807, net of reclassification for net realized losses on derivatives of $592 included in net income	—	—	—	(1,288)	—	(1,288)
Foreign currency translation adjustments	—	—	—	(20,114)	—	(20,114)

Total comprehensive income						432,243

Shareholders’ Equity, December 31, 2002	1,222	932,551	(9,866)	(35,371)	1,871,890	2,760,426

Stock option exercise, including tax benefit of $28,742	32	68,203	—	—	—	68,235
Restricted stock award	6	(6)	—	—	—	—
Restricted stock award amortization	—	—	9,210	—	—	9,210
Cash dividends declared - $.11 per share	—	—	—	—	(13,612)	(13,612)
Stock repurchases	(8)	(6,062)	—	—	(12,234)	(18,304)
Stock based compensation	—	21,305	—	—	—	21,305
Comprehensive income:
Net income	—	—	—	—	624,634	624,634
Change in fair value of derivatives, net of income taxes of $(1,055), net of reclassification for net realized losses on derivatives of $1,880 included in net income	—	—	—	1,682	—	1,682
Foreign currency translation adjustments	—	—	—	(5,453)	—	(5,453)

Total comprehensive income						620,863

Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123

Stock option exercise, including tax benefit of $35,700	28	79,631	—	—	—	79,659
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	612	—	—	612
Cash dividends declared — $.20 per share	—	—	—	—	(25,427)	(25,427)
Stock repurchases	(3)	(2,293)	—	—	(12,391)	(14,687)
Stock based compensation	—	22,691	—	—	—	22,691
Comprehensive income:
Net income	—	—	—	—	986,541	986,541
Change in fair value of derivatives, net of income taxes of $(206), net of reclassification for net realized losses on derivatives of $199 included in net income		—	—	336	—	336
Foreign currency translation adjustments	—	—	—	24,426	—	24,426

Total comprehensive income						1,011,303

Shareholders’ Equity, December 31, 2004	$1,279	$1,116,018	$(44)	$(14,380)	$3,419,401	$4,522,274

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
($000’s omitted)

	2004	2003	2002
Cash flows from operating activities:
Net income	$986,541	$624,634	$453,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Loss on Argentina write-down	33,150	—	—
Amortization and depreciation	46,296	39,419	38,925
Stock-based compensation expense	23,303	30,515	10,387
Deferred income taxes	(25,401)	20,637	39,235
Undistributed earnings of affiliates	(21,625)	(36,186)	(7,716)
Other, net	3,332	775	(3,801)
Increase (decrease) in cash due to:
Inventories	(2,072,588)	(1,414,294)	(516,179)
Residential mortgage loans available-for-sale	(155,575)	59,000	(165,727)
Other assets	28,755	(5,678)	43,598
Accounts payable, accrued and other liabilities	294,169	331,759	191,141
Income taxes	161,363	18,124	75,245

Net cash provided by (used in) operating activities	(698,280)	(331,295)	158,753

Cash flows from investing activities:
Distributions from unconsolidated entities	66,067	43,606	50
Investments in unconsolidated entities	(196,997)	(13,827)	(9,439)
Proceeds from the sale of fixed assets	7,094	5,023	45,198
Capital expenditures	(75,219)	(39,120)	(23,700)
Other, net	500	—	—

Net cash provided by (used in) investing activities	(198,555)	(4,318)	12,109

Cash flows from financing activities:
Payment of senior notes and subordinated notes	(189,270)	(457,511)	(107,576)
Proceeds from borrowings	1,039,949	696,965	578,317
Repayment of borrowings	(44,892)	(118,168)	(117,256)
Issuance of common stock	43,959	39,493	34,597
Stock repurchases	(14,687)	(18,304)	(4,344)
Dividends paid	(25,427)	(13,612)	(9,773)

Net cash provided by financing activities	809,632	128,863	373,965

Effect of exchange rate changes on cash and equivalents	(46)	(1,994)	(3,233)

Net increase (decrease) in cash and equivalents	(87,249)	(208,744)	541,594
Cash and equivalents at beginning of year	401,883	610,627	69,033

Cash and equivalents at end of year	$314,634	$401,883	$610,627

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest, net of amount capitalized	$37,055	$42,885	$48,268

Income taxes	$453,287	$337,590	$165,570

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Basis of presentation

     The consolidated financial statements include the accounts of Pulte Homes, Inc., all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (“First Heights”), is classified as a discontinued operation (See Note 3). The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

     In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (See Note 3).

     Certain amounts previously reported in the 2003 and 2002 financial statements and notes thereto were reclassified to conform to the 2004 presentation.

Use of estimates

     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Foreign currency

     The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico are measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average exchange rates in effect during the year. The resulting cumulative translation adjustment for Mexico has been recorded in other comprehensive income. The cumulative translation adjustment of $25.1 million for Argentina was recognized in December 2004 in connection with the classification of those operations as held for sale. Realized foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. Realized foreign currency transaction (gains) losses were $300 thousand, $(70) thousand, and $600 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and equivalents

     For purposes of the Consolidated Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents.

Investments in unconsolidated entities

     The equity method of accounting is used for joint ventures and associated entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50% (See Note 4). Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities. Certain of these entities sell lots and provide construction services to the Company. Profits from such activities are deferred by the Company until which time the related homes are sold.

     The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Goodwill

     On January 1, 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective. In accordance with SFAS No. 142, the Company does not record amortization expense related to goodwill, but reviews it annually for impairment.

     At December 31, 2004, the majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001. All goodwill relates to the Homebuilding segment, except for $700 thousand, which relates to the Financial Services segment. In accordance with SFAS No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter of 2004 and determined there to be no impairment of goodwill.

Intangible assets

     Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Homebuilding segment. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets was $163.5 million and $28.1 million, respectively, at December 31, 2004, and $163.5 million and $19.8 million, respectively, at December 31, 2003. Amortization expense for the years ended December 31, 2004 and 2003 was $8.3 million, and 2002 amortization expense was $8.2 million, and is expected to be approximately $8.2 million in each of the next 5 years.

     Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. During the years ended December 31, 2004, 2003 and 2002, there were no impairments of intangible assets.

Fixed assets and depreciation

     Fixed assets are recorded at cost. Maintenance and repair costs are charged to earnings as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: Vehicles, three to five years, model and office furniture, two to five years, and equipment, three to ten years. Fixed assets are included in Other Assets and totaled $130.7 million net of accumulated depreciation of $105.3 million at December 31, 2004 and $91.3 million net of accumulated depreciation of $87.7 million at December 31, 2003. Total depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $38 million, $31.2 million, and $30.8 million, respectively.

Advertising cost

     The Company expenses advertising costs as incurred. For the years ended December 31, 2004, 2003 and 2002, the Company incurred advertising costs of approximately $87.6 million, $80.6 million and $78.2 million, respectively.

Employee benefits

     The Company maintains two defined contribution plans that cover substantially all of the Company’s employees. Company contributions to the plans are expensed as paid. The total Company contributions pursuant to the plans were approximately $15 million, $9.5 million and $7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Insurance

     The Company has, and requires the majority of its subcontractors to have general liability and workers compensation insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. The Company reserves for costs to cover its self-insured and deductible amount under those policies and for any costs of claims and lawsuits in excess of its coverage limits or not covered by such policies, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $115.6 million and $81.1 million at December 31, 2004 and 2003, respectively. Expenses related to such claims were approximately $58.4 million, $40.9 million, and $25.8 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Earnings per share

     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock. Any options that have an exercise price greater than the average market price are excluded from the diluted earnings per share calculation. For the years ended December 31, 2004, 2003 and 2002, 64,695, 78,316 and 267,272, respectively, of the outstanding stock options were excluded from this calculation.

Fair values of financial instruments

     The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.

     The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $6.9 million and $5.8 million at December 31, 2004 and 2003, respectively.

     Carrying amounts for financial derivative instruments reported in the balance sheet approximate fair value as the amounts reported are based on current market prices. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Changes in the fair value of these instruments would not have a significant impact on the Company’s results of operations. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. At December 31, 2004, derivative assets, included in other assets, in the balance sheet, totaled $3.8 million and derivative liabilities, included in accrued and other liabilities, totaled $3.5 million. At December 31, 2003, derivative assets totaled $2.7 million and derivative liabilities totaled $3.9 million.

     The fair values of subordinated debentures and senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

     Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

Stock-based compensation

     The Company currently has several stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognizes compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Stock-based compensation (continued)

Grants made prior to January 1, 2003 continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: weighted-average dividend yields of .33%, .44% and .32%, expected volatility of 36.6%, 35.3% and 34.9%, weighted-average risk-free interest rates of 3.80%, 3.57% and 3.45%, and weighted-average expected lives of 5.92 years, 6.76 years and 6.82 years.

	Years Ended December 31,
	($000’s omitted, except per share data)
	2004	2003	2002
Net income, as reported	$986,541	$624,634	$453,645
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	9,922	8,972	3,096
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(15,245)	(11,456)	(11,986)

Pro forma net income	$981,218	$622,150	$444,755

Earnings per share:
Basic-as reported	$7.81	$5.11	$3.75

Basic-pro forma	$7.77	$5.09	$3.68

Diluted-as reported	$7.58	$4.97	$3.67

Diluted-pro forma	$7.54	$4.95	$3.60

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $4.4 million, $9.9 million, and $3.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

New accounting pronouncements

     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes model to estimate the value of stock options granted to employees and is considering the preferred lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after June 15, 2005. The Company is still evaluating the impact of adopting SFAS No. 123(R).

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

New accounting pronouncements (continued)

     In March 2004, the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 105 (“SAB 105”), Application of Accounting Principles to Loan Commitments. SAB 105 provides the SEC staff position regarding the application of accounting principles generally accepted in the United States to loan commitments that relate to the origination of mortgage loans held for resale. SAB 105 contains specific guidance on the inputs to a valuation-recognition model to measure loan commitments accounted for at fair value. Current accounting guidance requires commitments to be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. In addition, SAB 105 requires the disclosure of both the accounting policy for loan commitments including the methods and assumptions used to estimate the fair value of loan commitments and any associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The issuance of SAB 105 did not have a material impact on the Company’s results of operations, financial position, or cash flows.

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

     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. The Company capitalized interest in the amount of $156.1 million, $136.3 million and $123.1 million and expensed to home cost of sales $133 million, $78.7 million and $48.7 million in 2004, 2003 and 2002, respectively.

     Major components of the Company’s inventory at December 31, 2004 and 2003 were ($000’s omitted):

	2004	2003
Homes under construction	$2,616,027	$2,111,968
Land under development	4,089,878	2,870,856
Land held for future development	684,886	527,932

Total	$7,390,791	$5,510,756

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

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

     In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FIN 46, if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.

     In applying the provisions of FIN 46, the Company evaluated all land option agreements (including those created prior to February 1, 2003) and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At December 31, 2004 and 2003, the Company classified $106.4 million and $73.3 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $18.9 million and $13.9 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet. The adoption of FIN 46 had no impact on the Company’s results of operations or cash flows.

     Land option agreements that did not require consolidation under FIN 46 at December 31, 2004 and 2003, had a total purchase price of $6.3 billion and $4.6 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $311.7 million and $172.9 million, included in other assets, as well as letters of credit and surety bonds posted in lieu of cash deposits at December 31, 2004 and 2003, respectively.

Land held for sale

     At December 31, 2004 and 2003, the Company had approximately $230.7 million and $251.2 million of land held for sale related to the Company’s Homebuilding segment. Land held for sale is recorded at the lower of cost or fair value less costs to sell.

Allowance for warranties

     Home purchasers are provided with warranties against certain building defects. The specific terms and conditions of those warranties vary geographically. Most warranties cover different aspects of the home’s construction and operating systems for a period of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its recorded allowance for warranties and adjusts the amount as necessary.

     Changes to the Company’s allowance for warranties for the years ended December 31, 2004 and 2003, are as follows ($000’s omitted):

	2004	2003
January 1	$62,091	$51,878

Warranty reserves provided	111,962	84,467
Payments and other adjustments	(90,401)	(74,254)

December 31	$83,652	$62,091

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

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

     The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, generally less than four months, the Company does not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 days after sale or securitization. The Company established reserves for this liability of $3.8 million and $4.1 million at December 31, 2004 and 2003, respectively, included in accrued and other liabilities, at the time the sale was recorded. During 2004, 2003 and 2002, total servicing rights recognized were $25.3 million, $36.7 million, and $35.7 million, respectively.

Residential mortgage loans available-for-sale

     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $2.1 million and $1.6 million at December 31, 2004 and 2003, respectively. These discounts are not amortized as interest revenue during the period the loans are held for sale.

     Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans. During 2004, 2003 and 2002, net gains from the sale of mortgages were $50.3 million, $64.4 million and $62.4 million, respectively, which have been included in Financial Services revenue.

Interest income on mortgage loans

     Interest income is accrued from the date a mortgage loan is originated until the loan is sold.

Mortgage servicing, origination and commitment fees

     Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

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

     Market risks arise from commitments to lend, movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. A commitment to lend at a specified interest rate is a derivative instrument (interest rate is locked to the borrower). When the Company commits to lend to the borrower, the Company enters into one of the aforementioned derivative financial instruments to economically hedge the rate lock derivative. The changes in the value of the loan commitment and the derivative financial instrument are recognized in current earnings during the period of change. At December 31, 2004, commitments by the Company to originate mortgage loans totaled $235.2 million at interest rates prevailing at the date of commitment.

     Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

     Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Options on treasury futures contracts and options on mortgage-backed securities grant the purchaser, for a premium payment, the right to either purchase or sell a specified treasury futures contract or a specified mortgage-backed security, respectively, for a specified price within a specified period of time or on a specified date from or to the writer of the option.

     Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2004, the Company had unexpired cash forward contracts and whole loan investor commitments of $815.8 million. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used as cross hedges on various loan product types and to protect the Company in a volatile interest rate environment from unexpected increases, cancellations or modifications in lending commitments. There were no outstanding options on treasury futures contracts at December 31, 2004.

     The Company enters into derivative instruments to economically hedge portions of its forecasted cash flow from sales of mortgage-backed securities with derivative financial instruments. At December 31, 2004, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days. During the year ended December 31, 2004, the Company did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. In addition, the Company did not recognize any material net gains or losses during the year ended December 31, 2004 for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2004, the Company expects to reclassify $138 thousand, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of mortgage-backed securities.

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2004	2003	2002
Revenues:
Homebuilding	$11,596,748	$8,892,786	$7,338,110
Financial Services	112,719	115,847	106,628
Corporate	1,749	3,281	1,202

Total revenues	11,711,216	9,011,914	7,445,940

Cost of sales (a) :
Homebuilding	8,948,112	7,037,694	5,898,213

Selling, general and administrative:
Homebuilding	1,002,088	855,210	693,981
Financial Services	64,287	45,867	38,826
Corporate	43,078	45,235	29,417

Total selling, general and administrative	1,109,453	946,312	762,224

Interest (a) :
Financial Services	7,241	7,386	6,753
Corporate	49,121	42,645	39,416

Total interest	56,362	50,031	46,169

Other (income) expense, net:
Homebuilding	56,631	27,269	28,291
Corporate	235	(9,248)	(5,663)

Total other expense, net	56,866	18,021	22,628

Total costs and expenses	10,170,793	8,052,058	6,729,234

Equity income:
Homebuilding	53,876	32,511	6,744
Financial Services	6,238	6,252	5,674

Total equity income	60,114	38,763	12,418

Income (loss) before income taxes:
Homebuilding	1,643,793	1,005,124	724,369
Financial Services	47,429	68,846	66,723
Corporate	(90,685)	(75,351)	(61,968)

Total income before income taxes	$1,600,537	$998,619	$729,124

(a)	Total interest incurred was $212.4 million, $186.3 million and $169.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Homebuilding interest expense, which represents the amortization of capitalized interest, of $133 million, $78.7 million, and $48.7 million for the years ended December 31, 2004, 2003, and 2002, respectively, is included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Segment information (continued)

	Supplemental Operating Data by Geographic Region
	($000’s omitted)
	Years Ended December 31,
	2004	2003	2002
Revenues:
Domestic United States	$11,514,476	$8,820,789	$7,275,745
International	196,740	191,125	170,195

Total revenues	11,711,216	9,011,914	7,445,940

Cost of sales:
Domestic United States	8,789,140	6,885,249	5,761,468
International	158,972	152,445	136,745

Total cost of sales	8,948,112	7,037,694	5,898,213

Selling, general and administrative:
Domestic United States	1,081,921	912,639	734,408
International	27,532	33,673	27,816

Total selling, general and administrative	1,109,453	946,312	762,224

Interest:
Domestic United States	56,362	50,031	46,169

Other (income) expense, net:
Domestic United States	51,262	16,436	19,570
International	5,604	1,585	3,058

Total other expense, net	56,866	18,021	22,628

Total costs and expenses	10,170,793	8,052,058	6,729,234

Equity income:
Domestic United States	49,462	30,913	3,897
International	10,652	7,850	8,521

Total equity in income of joint ventures	60,114	38,763	12,418

Income before income taxes	$1,600,537	$998,619	$729,124

		Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At December 31, 2004:
Inventory	$7,390,791	—	—	$7,390,791

Total assets	$9,448,050	719,505	239,342	$10,406,897

At December 31, 2003:
Inventory	$5,510,756	—	—	$5,510,756

Total assets	$7,279,239	584,973	207,939	$8,072,151

	Supplemental Asset Data by Geographic Region ($000’s omitted)
	Domestic
	United States	International	Total
At December 31, 2004:
Inventory	$7,226,622	$164,169	$7,390,791

Total assets	10,193,033	213,864	$10,406,897

At December 31, 2003:
Inventory	$5,354,460	$156,296	$5,510,756

Total assets	7,869,401	202,750	$8,072,151

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Discontinued operations

First Heights

     During the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although the Company expected to complete the plan of disposal within a reasonable period of time, contractual disputes precluded the Company from completing the disposal in accordance with its original plan.

     First Heights’ day-to-day activities have been principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government (See Note 11), and are not reflective of the active operations of the former thrift, such as maintaining traditional transaction accounts (e.g., checking and savings accounts) or making loans. Accordingly, such operations are being presented as discontinued.

     Revenues of these discontinued operations were $8 thousand, $6 thousand and $17 thousand for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, discontinued thrift operations reported after-tax gains of $10.5 million, $7.3 million and $9 million, respectively. The after-tax gains for the years ended December 31, 2004, 2003 and 2002 include approximately $10.8 million, $7.9 million and $10 million, respectively, of income related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters.

Argentina Operations

     In January 2005, the Company sold all of its Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve the Company’s overall returns. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements. Previously, the Argentina operations were included in the Homebuilding segment.

     Total assets to be disposed of at December 31, 2004 were $15.4 million. These assets consisted primarily of cash and inventories and have been included in Other Assets. Total liabilities to be disposed of at December 31, 2004 were $13.7 million and consisted primarily of accounts payable and other accrued liabilities. The liabilities associated with the disposal have been classified in accrued and other liabilities.

     Revenues of these discontinued operations were $24.6 million, $37 million and $25.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the years ended December 31, 2004, 2003 and 2002, discontinued Argentine operations reported pre-tax losses of $1.4 million, $1.9 million and $200 thousand, respectively. In addition, the Company recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell. The pre-tax loss includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $25.1 million ($15.6 million after-tax), which have previously been reported in other comprehensive income.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Investments in unconsolidated entities

     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop and/or sell land and homes in the United States, Mexico and Puerto Rico. If additional capital infusions are required and approved, the Company would need to contribute its pro-rata portion of those capital needs in order not to dilute its ownership in the joint ventures. During 2004, the Company invested approximately $117.8 million in three new joint ventures that develop and/or sell land within the United States.

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

     At December 31, 2004 and 2003, outstanding debt of these joint ventures amounted to $58.1 million and $72.6 million, respectively. The Company has not guaranteed any of this outstanding indebtedness.

     For the year ended December 31, 2004, we made additional capital contributions to these joint ventures totaling approximately $44.2 million and received cash distributions from these entities totaling approximately $66.1 million. At December 31, 2004 and 2003, the Company had approximately $237.6 million and $52 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segment.

     The Company also owns 22.2% of the capital stock of a mortgage banking company in Mexico. At December 31, 2004 and 2003, the Company’s investment in this entity, which is included in the assets of the Financial Services segment, was approximately $21.1 million and $17.2 million, respectively. The Company does not have any purchase or investment commitments to this entity. Furthermore, the Company has not guaranteed any of the indebtedness of this entity, which approximated $1.7 billion and $1.3 billion at December 31, 2004 and 2003, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Senior notes and subordinated notes

     The Company’s senior notes and subordinated notes at book value are summarized as follows ($000’s omitted):

	December 31,
	2004	2003
10.25% senior subordinated notes, issued by Del Webb Corporation, redeemed in February 2004	—	77,283

8.375% unsecured senior notes, issued by Pulte Homes, Inc., redeemed in August 2004	—	111,983

7.3% unsecured senior notes, issued by Pulte Homes, Inc. due 2005, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	124,991	124,981

4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	399,060	—

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,249	199,127

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	495,571	495,117

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	297,675	297,390

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,687	—

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	148,613	148,505

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,804	298,760

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, callable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	397,900	397,826

	$2,861,550	$2,150,972

Estimated fair value	$3,124,413	$2,387,945

     Refer to Note 12 for supplemental consolidating financial information of the Company.

     Total senior note and subordinated note principal maturities during the five years after 2004 are as follows: 2005 — $125 million; 2006 — $0; 2007 — $0; 2008 — $0; 2009 — $400 million and thereafter — $2.3 billion.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Senior notes and subordinated notes (continued)

     Our $125 million, 7.3% unsecured senior notes are due in October 2005. We anticipate repaying these notes by issuing new unsecured senior notes and/or by using cash flows provided by operations in 2005.

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

     Subsequent to December 31, 2004, we sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.

6.	Other financing arrangements

Corporate/Homebuilding

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

     The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2004	2003	2002
Available credit lines at year-end	$1,310,000	$850,000	$570,000
Unused credit lines at year-end (a)	$994,000	$693,000	$570,000
Maximum amount outstanding at the end of any month (b)	$631,000	$—	$245,000
Average monthly indebtedness (c)	$187,000	$2,000	$92,000
Range of interest rates during the year	2.08 to	2.08 to	2.56 to
	5.25%	4.25%	4.75%
Weighted-average rate at year-end	2.91%	2.22%	2.78%

(a)	Reduced by letters of credit outstanding of $316 million and $157 million at December 31, 2004 and 2003, respectively.

(b)	Excludes letters of credit outstanding of $309 million for 2004.

(c)	Excludes letters of credit outstanding of $241 million and $149 million for 2004 and 2003, respectively.

     At December 31, 2004, other financing included limited recourse collateralized financing arrangements totaling $81.9 million. These financing arrangements have maturities ranging primarily from one to four years, a weighted average interest rate of 1.87%, are generally collateralized by certain land positions and have no recourse to any other assets. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Other financing arrangements (continued)

Financial Services

     Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

     Pulte Mortgage supports its operations through the use of a revolving credit facility and an asset-backed commercial paper conduit. In July 2004, Pulte Mortgage expanded the capacity on its revolving credit facility from $355 million to $390 million. The revolving credit facility expires in June 2006. In September 2004, Pulte Mortgage amended its commercial paper conduit, which is a $550 million committed line of credit. The amendment increased a sub-limit for eligible collateral, eliminated the $50 million quarterly accordion feature, and made pricing more favorable to Pulte Mortgage. Pulte Mortgage can extend the asset-backed commercial paper conduit to August 2006, subject to approval by the administrative agent. The bank credit agreements contain restrictive covenants, the most restrictive of which requires Pulte Mortgage to maintain a minimum tangible net worth of $30 million and adjusted liabilities cannot exceed 12 times adjusted net worth.

     During the three years ended December 31, 2004, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates.

     The following is aggregate borrowing information ($000’s omitted):

	2004	2003	2002
Available credit lines at year-end	$940,000	$860,000	$600,000
Unused credit lines at year-end	$324,000	$381,000	$41,000
Maximum amount outstanding at the end of any month	$616,000	$483,000	$559,000
Average monthly indebtedness	$297,000	$391,000	$290,000
Range of interest rates during the year	0.65 to	0.45 to	0.45 to
	3.06%	2.31%	2.75%
Weighted-average rate at year-end	2.74%	1.59%	1.91%

7.	Shareholders’ equity

     On December 11, 2003 the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004.

     In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. As of December 31, 2004, the Company has repurchased a total of 1,256,400 shares for a total of $37.2 million. At December 31, 2004, the Company had remaining authorization to purchase common stock aggregating $62.8 million.

Accumulated other comprehensive income (loss)

     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2004	2003
Foreign currency translation adjustments:
Argentina	$—	$(24,982)
Mexico	(14,518)	(13,962)
Fair value of derivatives, net of income taxes of $(84) in 2004 and $122 in 2003	138	(198)

	$(14,380)	$(39,142)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock compensation plans and management incentive compensation

     The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plan”); information related to the active plans is as follows:

Shares
Plan Name	Authorized
Employee Plans

Pulte Homes, Inc. 2004 Stock Incentive Plan	6,000,000
Pulte Homes, Inc. 2002 Stock Incentive Plan	6,000,000
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	5,000,000
Pulte Corporation 1995 Stock Incentive Plan for Key Employees	8,000,000

Director Plan

2000 Stock Plan for Nonemployee Directors	500,000

     As of December 31, 2004, 7,894,052 stock options remain available for grant under the Employee Plans and 117,800 stock options remain available for grant under the Director Plan.

     The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to four years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 1,800 shares of common stock and options to purchase an additional 8,000 shares. All options granted under the Director Plan are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.

     A summary of the status of the Company’s stock options for the years ended December 31, 2004, 2003 and 2002 is presented below (000’s omitted except per share data):

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	10,777	$23	12,288	$17	13,078	$14
Granted	1,119	56	2,001	43	2,780	23
Exercised	(2,590)	(17)	(3,135)	(12)	(3,454)	(9)
Forfeited	(405)	(30)	(377)	(22)	(116)	(20)

Outstanding, end of year	8,901	$29	10,777	$23	12,288	$17

Options exercisable at year-end	4,610	$20	4,718	$17	5,640	$14

Weighted-average per share fair value of options granted during the year	$22.75		$17.59		$9.68

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Stock compensation plans and management incentive compensation (continued)

     The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price
$0.00 to 12.99	799	4.0	$10	799	$10
$13.00 to 20.00	849	4.8	$17	849	$17
$20.01 to 31.00	4,321	6.9	$22	2,842	$22
$31.01 to 44.00	1,847	8.9	$43	64	$33
$44.01 to 60.00	1,085	9.9	$57	56	$53

     Exclusive of the Employee Plans and Director Plan above, the Company awarded 400,518, 544,354 and 482,482 shares of restricted stock to certain key employees during 2004, 2003, and 2002, respectively. In connection with the restricted stock awards, which cliff vest at the end of three years, the Company recorded compensation expense of $7.1 million, $16 million and $5.3 million during 2004, 2003, and 2002, respectively.

9.	Income taxes

     The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2004	2003	2002
Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	1.97	2.04	3.20
Settlement of state tax issues and other	.68	.96	.80

Effective rate	37.65%	38.00%	39.00%

     The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2004	2003
Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(82,210)	$(89,949)
Trademarks and tradenames	(51,359)	(54,456)

	(133,569)	(144,405)

Deferred tax assets:
Non-deductible reserves and other	121,110	104,437
Adjustments to the fair value of acquired senior subordinated notes	—	4,106
Foreign and state net operating loss carryforwards	20,557	18,643
State credit carryforwards	11,230	10,779

	152,897	137,965

Asset valuation allowance	(3,148)	(2,781)

Net deferred tax asset (liability)	$16,180	$(9,221)

     Various state net operating losses aggregating $71.7 million expire in years 2013 through 2023. International net operating losses of $50.4 million will expire in years 2008 through 2014. Net operating losses are generally available to offset the Company’s taxable income in future years. State credit carryforwards include a state credit voucher of $10.8 million that is expected to be realized by the Company no later than 2006. Realization of the net deferred tax asset, in certain jurisdictions, is dependent on future reversals of existing taxable temporary differences and adequate future taxable income. Although realization is not assured, management believes that, except for the valuation allowance stated, it is more likely than not that the net deferred tax asset will be realized.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Income taxes (continued)

     The Company has not provided income taxes on undistributed earnings of its foreign subsidiaries as they are considered to be permanently reinvested. Although the Company is evaluating the potential repatriation of the earnings of its foreign subsidiaries in the future in the context of new IRC Section 965, the range of income tax effects of such repatriation, if any, cannot be reasonably estimated at this time. The evaluation is expected to be completed during 2005.

     Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total
Year ended December 31, 2004
Federal	$581,853	$(20,531)	$561,322
State and other	46,077	(4,870)	41,207

	$627,930	$(25,401)	$602,529

Year ended December 31, 2003
Federal	$335,774	$15,067	$350,841
State and other	22,965	5,570	28,535

	$358,739	$20,637	$379,376

Year ended December 31, 2002
Federal	$221,284	$36,545	$257,829
State and other	23,820	2,690	26,510

	$245,104	$39,235	$284,339

10.	Leases

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

Years Ending December 31,
2005	$46,337
2006	38,035
2007	32,929
2008	28,737
2009	24,581
After 2009	43,621

Total minimum lease payments	$214,240

     Net rental expense for the years ended December 31, 2004, 2003 and 2002 was $57.1 million, $49.6 million and $48.8 million, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

11.	Commitments and contingencies

     In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $4.1 billion and $2.6 billion at December 31, 2004 and 2003, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $2.4 billion and $2.1 billion at December 31, 2004 and 2003, respectively.

     At December 31, 2004 and 2003, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $1.8 billion and $1.4 billion, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Commitments and contingencies (continued)

     The Company could be required to repurchase loans sold to investors that have not been underwritten in accordance with the investor guidelines (“defective loans”). The Company, in the normal course of business, indemnifies investors for defective loans that they have purchased. As of December 31, 2004 and 2003, the Company had been notified of $6.6 million and $8.6 million of defective loans, respectively. The Company assesses the risk of loss on these indemnifications and establishes reserves for them. At December 31, 2004 and 2003, reserves for indemnification on defective loans are reflected in accrued and other liabilities and amounted to $400 thousand and $300 thousand, respectively.

     The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position or cash flows of the Company.

     Storm Water Discharge Practices

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

     First Heights-related litigation

     Pulte Homes, Inc. is a party to a lawsuit relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (“FSLIC”) and First Heights’ ownership of five failed Texas thrifts. The lawsuit (the Court of Federal Claims Case) was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties) against the United States.

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

     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government is liable to the Pulte Parties for breach of contract by enacting Section 13224 of OBRA. In September 2003, the United States Court of Federal Claims issued final judgment that the Pulte Parties had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The United States government and the Pulte Parties appealed the final judgment to the United States Court of Appeals for the Federal Circuit in October 2003. Accordingly, any gain related to this litigation will be recognized only upon final resolution.

12.	Supplemental Guarantor information

     At December 31, 2004, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $125 million, 7.3%, due 2005, (2) $400 million, 4.875% due 2009, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, and (9) $400 million, 6.375%, due 2033. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

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

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$185,375	$129,259	$—	$314,634
Unfunded settlements	—	158,795	(40,324)	—	118,471
House and land inventories	—	7,224,777	166,014	—	7,390,791
Land held for sale	—	230,086	657	—	230,743
Land, not owned, under option agreements	—	106,380	—	—	106,380
Residential mortgage loans available-for- sale	—	—	697,077	—	697,077
Investments in unconsolidated entities	44	222,358	36,466	—	258,868
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	135,454	—	—	135,454
Other assets	33,770	663,847	117,403	—	815,020
Deferred income tax asset	31,037	120	609	—	31,766
Investment in subsidiaries	8,725,758	75,162	2,201,365	(11,002,285)	—

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$154,958	$1,758,644	$273,913	$—	$2,187,515
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	617,415	—	617,415
Income taxes	203,806	—	(1,249)	—	202,557
Deferred income tax liability	—	—	15,586	—	15,586
Senior notes and subordinated notes	2,861,550	—	—	—	2,861,550
Advances (receivable) payable - subsidiaries	1,048,021	(1,239,413)	191,392	—	—

Total liabilities	4,268,335	519,231	1,097,057	—	5,884,623

Shareholders’ Equity:
Common stock	1,279	182	3,383	(3,565)	1,279
Additional paid-in capital	1,116,018	6,421,208	1,471,290	(7,892,498)	1,116,018
Unearned compensation	(44)	—	—	—	(44)
Accumulated other comprehensive loss	(14,380)	(2,145)	(14,380)	16,525	(14,380)
Retained earnings	3,419,401	2,370,871	751,876	(3,122,747)	3,419,401

Total shareholders’ equity	4,522,274	8,790,116	2,212,169	(11,002,285)	4,522,274

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$2,949	$305,356	$93,578	$—	$401,883
Unfunded settlements	—	140,431	(18,160)	—	122,271
House and land inventories	—	5,354,460	156,296	—	5,510,756
Land held for sale	—	251,237	—	—	251,237
Land, not owned, under option agreements	—	73,256	—	—	73,256
Residential mortgage loans available-for- sale	—	—	541,502	—	541,502
Investments in unconsolidated entities	4,495	34,165	30,842	—	69,502
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	143,704	—	—	143,704
Other assets	76,650	466,887	98,011	—	641,548
Deferred income tax asset	8,799	—	—	—	8,799
Investment in subsidiaries	6,618,888	74,738	1,352,274	(8,045,900)	—

	$6,711,781	$7,151,227	$2,255,043	$(8,045,900)	$8,072,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$149,572	$1,547,241	$199,545	$—	$1,896,358
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	479,287	—	479,287
Income taxes	79,391	—	—	—	79,391
Deferred income tax liability	—	—	18,020	—	18,020
Senior notes and subordinated notes	2,073,689	77,283	—	—	2,150,972
Advances (receivable) payable - subsidiaries	961,006	(1,124,437)	163,431	—	—

Total liabilities	3,263,658	500,087	860,283	—	4,624,028

Shareholders’ Equity:
Common stock	1,252	—	7,823	(7,823)	1,252
Additional paid-in capital	1,015,991	5,381,553	1,170,349	(6,551,902)	1,015,991
Unearned compensation	(656)	—	—	—	(656)
Accumulated other comprehensive loss	(39,142)	(2,706)	(39,142)	41,848	(39,142)
Retained earnings	2,470,678	1,272,293	255,730	(1,528,023)	2,470,678

Total shareholders’ equity	3,448,123	6,651,140	1,394,760	(8,045,900)	3,448,123

	$6,711,781	$7,151,227	$2,255,043	$(8,045,900)	$8,072,151

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$11,400,008	$196,740	$—	$11,596,748
Financial Services	—	21,521	91,198	—	112,719
Corporate	103	1,330	316	—	1,749

Total revenues	103	11,422,859	288,254	—	11,711,216

Expenses:
Homebuilding:
Cost of sales	—	8,789,140	158,972	—	8,948,112
Selling, general and administrative and other expense	8,908	1,008,464	41,347	—	1,058,719
Financial Services, principally interest	1,088	5,885	64,555	—	71,528
Corporate, net	99,288	(2,584)	(4,270)	—	92,434
Intercompany interest	102,416	(102,416)	—	—	—

Total expenses	211,700	9,698,489	260,604	—	10,170,793

Other Income:
Equity income	—	49,462	10,652	—	60,114

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(211,597)	1,773,832	38,302	—	1,600,537
Income taxes (benefit)	(79,870)	669,527	12,872	—	602,529

Income (loss) from continuing operations before equity in income of subsidiaries	(131,727)	1,104,305	25,430	—	998,008
Income (loss) from discontinued operations	23,220	—	(34,687)	—	(11,467)

Income (loss) before equity in net income of subsidiaries	(108,507)	1,104,305	(9,257)	—	986,541

Equity in net income (loss) of subsidiaries:
Continuing operations	1,129,735	19,128	409,072	(1,557,935)	—
Discontinued operations	(34,687)	—	—	34,687	—

	1,095,048	19,128	409,072	(1,523,248)	—

Net income	$986,541	$1,123,433	$399,815	$(1,523,248)	$986,541

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$8,701,661	$191,125	$—	$8,892,786
Financial Services	—	16,491	99,356	—	115,847
Corporate	42	2,602	637	—	3,281

Total revenues	42	8,720,754	291,118	—	9,011,914

Expenses:
Homebuilding:
Cost of sales	—	6,885,249	152,445	—	7,037,694
Selling, general and administrative and other expense	10,910	829,871	41,698	—	882,479
Financial Services, principally interest	—	4,851	48,402	—	53,253
Corporate, net	83,637	(4,816)	(189)	—	78,632

Total expenses	94,547	7,715,155	242,356	—	8,052,058

Other Income:
Equity income	—	30,913	7,850	—	38,763

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(94,505)	1,036,512	56,612	—	998,619
Income taxes (benefit)	(38,234)	396,090	21,520	—	379,376

Income (loss) from continuing operations before equity in income of subsidiaries	(56,271)	640,422	35,092	—	619,243
Income (loss) from discontinued operations	7,543	—	(2,152)	—	5,391

Income (loss) before equity in net income of subsidiaries	(48,728)	640,422	32,940	—	624,634

Equity in net income (loss) of subsidiaries:
Continuing operations	675,514	34,481	231,826	(941,821)	—
Discontinued operations	(2,152)	—	—	2,152	—

	673,362	34,481	231,826	(939,669)	—

Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$7,167,915	$170,195	$—	$7,338,110
Financial Services	—	15,004	91,624	—	106,628
Corporate	164	1,038	—	—	1,202

Total revenues	164	7,183,957	261,819	—	7,445,940

Expenses:
Homebuilding:
Cost of sales	—	5,761,468	136,745	—	5,898,213
Selling, general and administrative and other expense	8,278	682,737	31,257	—	722,272
Financial Services, principally interest	—	4,445	41,134	—	45,579
Corporate, net	63,036	281	(147)	—	63,170

Total expenses	71,314	6,448,931	208,989	—	6,729,234

Other Income:
Equity income	—	3,897	8,521	—	12,418

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(71,150)	738,923	61,351	—	729,124
Income taxes (benefit)	(28,023)	288,111	24,251	—	284,339

Income (loss) from continuing operations before equity in income of subsidiaries	(43,127)	450,812	37,100	—	444,785
Income (loss) from discontinued operations	8,938	—	(78)	—	8,860

Income (loss) before equity in net income of subsidiaries	(34,189)	450,812	37,022	—	453,645

Equity in net income (loss) of subsidiaries:
Continuing operations	487,912	33,310	297,229	(818,451)	—
Discontinued operations	(78)	—	—	78	—

	487,834	33,310	297,229	(818,373)	—

Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$986,541	$1,123,433	$399,815	$(1,523,248)	$986,541
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,095,048)	(19,128)	(409,072)	1,523,248	—
Loss on Argentina write-down	—	—	33,150	—	33,150
Amortization and depreciation	—	39,191	7,105	—	46,296
Stock-based compensation expense	23,303	—	—	—	23,303
Deferred income taxes	(22,238)	(120)	(3,043)	—	(25,401)
Undistributed earnings of affiliates	—	(10,972)	(10,653)	—	(21,625)
Other, net	1,246	501	1,585	—	3,332
Increase (decrease) in cash due to:
Inventories	—	(2,065,563)	(7,025)	—	(2,072,588)
Residential mortgage loans available-for-sale	—	—	(155,575)	—	(155,575)
Other assets	47,332	(17,996)	(581)	—	28,755
Accounts payable, accrued and other liabilities	5,386	227,809	60,974	—	294,169
Income taxes	(107,608)	261,912	7,059	—	161,363

Net cash provided by (used in) operating activities	(161,086)	(460,933)	(76,261)	—	(698,280)

Distributions from unconsolidated entities	—	62,000	4,067	—	66,067
Investments in unconsolidated entities	—	(196,488)	(509)	—	(196,997)
Dividends received from subsidiaries	8,526	21,000	—	(29,526)	—
Investment in subsidiaries	(995,074)	(1,905)	(533,816)	1,530,795	—
Proceeds from sale of fixed assets	—	7,070	24	—	7,094
Capital expenditures	—	(62,783)	(12,436)	—	(75,219)
Other net	—	—	500	—	500

Net cash provided by (used in) investing activities	(986,548)	(171,106)	(542,170)	1,501,269	(198,555)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(112,000)	$(77,270)	$—	$—	$(189,270)
Proceeds from borrowings	898,615	—	141,334	—	1,039,949
Repayment of borrowings	—	(44,648)	(244)	—	(44,892)
Capital contributions from parent	—	1,019,926	510,869	(1,530,795)	—
Advances (to) from affiliates	354,225	(377,424)	23,199	—	—
Issuance of common stock	43,959	—	—	—	43,959
Stock repurchases	(14,687)	—	—	—	(14,687)
Dividends paid	(25,427)	(8,526)	(21,000)	29,526	(25,427)

Net cash provided by (used in) financing activities	1,144,685	512,058	654,158	(1,501,269)	809,632

Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)

Net increase (decrease) in cash and equivalents	(2,949)	(119,981)	35,681	—	(87,249)
Cash and equivalents at beginning of year	2,949	305,357	93,577	—	401,883

Cash and equivalents at end of year	$—	$185,376	$129,258	$—	$314,634

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(673,362)	(34,481)	(231,826)	939,669	—
Amortization and depreciation	—	36,410	3,009	—	39,419
Stock-based compensation expense	30,515	—	—	—	30,515
Deferred income taxes	18,985	—	1,652	—	20,637
Undistributed earnings of affiliates	—	(28,964)	(7,222)	—	(36,186)
Other, net	1,150	(2,413)	2,038	—	775
Increase (decrease) in cash due to:
Inventories	—	(1,377,875)	(36,419)	—	(1,414,294)
Residential mortgage loans available-for-sale	—	—	59,000	—	59,000
Other assets	(26,850)	9,393	11,779	—	(5,678)
Accounts payable, accrued and other liabilities	18,222	253,714	59,823	—	331,759
Income taxes	(145,718)	162,014	1,828	—	18,124

Net cash provided by (used in) operating activities	(152,424)	(307,299)	128,428	—	(331,295)

Distributions from unconsolidated entities	—	42,005	1,601	—	43,606
Investments in unconsolidated entities	—	(9,627)	(4,200)	—	(13,827)
Dividends received from subsidiaries	1,107,549	16,000	1,069,503	(2,193,052)	—
Investment in subsidiaries	(3,497,651)	(1,910)	—	3,499,561	—
Advances from affiliates	106,461	—	—	(106,461)	—
Proceeds from sale of fixed assets	—	5,023	—	—	5,023
Capital expenditures	—	(28,405)	(10,715)	—	(39,120)

Net cash provided by (used in) investing activities	(2,283,641)	23,086	1,056,189	1,200,048	(4,318)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(275,000)	$(182,511)	$—	$—	$(457,511)
Proceeds from borrowings	694,937	—	2,028	—	696,965
Repayment of borrowings	—	(35,230)	(82,938)	—	(118,168)
Capital contributions from parent	—	3,472,607	26,954	(3,499,561)	—
Advances (to) from affiliates	2,011,500	(2,098,843)	(19,118)	106,461	—
Issuance of common stock	39,493	—	—	—	39,493
Stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(13,612)	(1,107,549)	(1,085,503)	2,193,052	(13,612)

Net cash provided by (used in) financing activities	2,439,014	48,474	(1,158,577)	(1,200,048)	128,863

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,994)	—	(1,994)

Net increase (decrease) in cash and equivalents	2,949	(235,739)	24,046	—	(208,744)
Cash and equivalents at beginning of year	—	541,095	69,532	—	610,627

Cash and equivalents at end of year	$2,949	$305,356	$93,578	$—	$401,883

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$453,645	$484,122	$334,251	$(818,373)	$453,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(487,834)	(33,310)	(297,229)	818,373	—
Amortization and depreciation	—	36,542	2,383	—	38,925
Stock based compensation expense	10,387	—	—	—	10,387
Deferred income taxes	39,235	—	—	—	39,235
Undistributed earnings of affiliates	—	—	(7,716)	—	(7,716)
Other, net	1,042	(3,410)	(1,433)	—	(3,801)
Increase (decrease) in cash due to:
Inventories	—	(465,051)	(51,128)	—	(516,179)
Residential mortgage loans available-for-sale	—	—	(165,727)	—	(165,727)
Other assets	(926)	47,861	(3,337)	—	43,598
Accounts payable, accrued and other liabilities	(6,359)	157,754	39,746	—	191,141
Income taxes	(52,405)	122,421	5,229	—	75,245

Net cash provided by (used in) operating activities	(43,215)	346,929	(144,961)	—	158,753

Distributions from unconsolidated entities	—	—	50	—	50
Investments in unconsolidated entities	—	(8,607)	(832)	—	(9,439)
Dividends received from subsidiaries	232,000	23,500	—	(255,500)	—
Investment in subsidiaries	(1,228,780)	(1,331)	—	1,230,111	—
Advances (to) from affiliates	1,844,046	248,458	33,946	(2,126,450)	—
Proceeds from sale of fixed assets	—	45,502	(304)	—	45,198
Capital expenditures	—	(18,863)	(4,837)	—	(23,700)

Net cash provided by (used in) investing activities	847,266	288,659	28,023	(1,151,839)	12,109

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2002
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(1,437)	$(106,139)	$—	$—	$(107,576)
Proceeds from borrowings	298,707	132,599	147,011	—	578,317
Repayment of borrowings	(110,000)	—	(7,256)	—	(117,256)
Capital contributions from parent	—	1,196,038	34,073	(1,230,111)	—
Advances (to) from affiliates	(1,027,422)	(1,118,634)	19,606	2,126,450	—
Issuance of common stock	34,597	—	—	—	34,597
Stock repurchases	(4,344)	—	—	—	(4,344)
Dividends paid	(9,773)	(232,000)	(23,500)	255,500	(9,773)

Net cash provided by (used in) financing activities	(819,672)	(128,136)	169,934	1,151,839	373,965

Effect of exchange rate changes on cash and cash equivalents	—	—	(3,233)	—	(3,233)

Net increase (decrease) in cash and equivalents	(15,621)	507,452	49,763	—	541,594
Cash and equivalents at beginning of year	15,621	33,643	19,769	—	69,033

Cash and equivalents at end of year	$—	$541,095	$69,532	$—	$610,627

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, the Company changed in 2003 its method of accounting for stock options.

/s/ Ernst & Young LLP

Detroit, Michigan
January 31, 2005

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2004
Homebuilding:
Revenues	$2,006,263	$2,490,722	$2,931,974	$4,167,789	$11,596,748
Income before income taxes	223,312	319,458	431,245	669,778	1,643,793

Financial Services:
Revenues	$24,572	$23,874	$27,706	$36,567	$112,719
Income before income taxes	10,089	8,369	11,294	17,677	47,429

Corporate:
Revenues	$897	$562	$125	$165	$1,749
Loss before income taxes	(20,228)	(23,868)	(24,570)	(22,019)	(90,685)

Consolidated results:
Revenues	$2,031,732	$2,515,158	$2,959,805	$4,204,521	$11,711,216
Income from continuing operations before income taxes	213,173	303,959	417,969	665,436	1,600,537
Income taxes	80,996	115,489	158,845	247,199	602,529
Income from continuing operations	132,177	188,470	259,124	418,237	998,008
Income (loss) from discontinued operations (a)	(548)	(867)	10,812	(20,864)	(11,467)
Net income	$131,629	$187,603	$269,936	$397,373	$986,541

Per share data :
Basic:
Income from continuing operations	$1.05	$1.49	$2.05	$3.29	$7.90
Income (loss) from discontinued operations (a)	—	—	.08	(.16)	(.09)
Net income	$1.05	$1.49	$2.13	$3.13	$7.81
Weighted-average common shares outstanding	125,301	126,254	126,566	127,107	126,295
Assuming dilution:
Income from continuing operations	$1.02	$1.45	$1.99	$3.20	$7.67
Income (loss) from discontinued operations (a)	—	—	.08	(.16)	(.09)
Net income	$1.02	$1.45	$2.07	$3.04	$7.58
Adjusted weighted-average common shares and effect of dilutive securities	128,829	129,356	130,485	130,706	130,117

(a)	In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (See Note 3). All prior periods have been reclassified to conform to the 2004 presentation.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2003 Homebuilding:
Revenues	$1,516,700	$1,917,871	$2,364,809	$3,093,406	$8,892,786
Income before income taxes	138,038	198,539	264,842	403,705	1,005,124

Financial Services:
Revenues	$27,596	$31,774	$25,851	$30,626	$115,847
Income before income taxes	17,116	20,858	13,381	17,491	68,846

Corporate:
Revenues	$1,555	$700	$588	$438	$3,281
Loss before income taxes	(15,369)	(22,046)	(17,601)	(20,335)	(75,351)

Consolidated results:
Revenues	$1,545,851	$1,950,345	$2,391,248	$3,124,470	$9,011,914
Income from continuing operations before income taxes	139,785	197,351	260,622	400,861	998,619
Income taxes	53,096	74,945	98,994	152,341	379,376
Income from continuing operations	86,689	122,406	161,628	248,520	619,243
Income (loss) from discontinued operations(a)	(552)	(689)	7,258	(626)	5,391
Net income	$86,137	$121,717	$168,886	$247,894	$624,634

Per share data:
Basic:
Income from continuing operations	$.71	$1.01	$1.32	$2.01	$5.07
Income (loss) from discontinued operations (a)	—	(.01)	.06	(.01)	.04
Net income	$.71	$1.00	$1.38	$2.01	$5.11
Weighted-average common shares outstanding	121,426	121,506	122,248	123,444	122,162
Assuming dilution:
Income from continuing operations	$.70	$.98	$1.29	$1.95	$4.93
Income (loss) from discontinued operations (a)	—	(.01)	.06	—	.04
Net income	$.69	$.97	$1.34	$1.94	$4.97
Adjusted weighted-average common shares and effect of dilutive securities	124,078	124,994	125,777	127,463	125,730

(a)	In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations have been classified as held for sale and presented as discontinued operations in the consolidated financial statements (See Note 3) All prior periods have been reclassified to conform to the 2004 presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This Item is not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

Internal Control Over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

     Management is responsible for the preparation and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles and reflect management’s judgments and estimates concerning events and transactions that are accounted for or disclosed.

     Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

     In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2004. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2004.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued an attestation report on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

Internal Control Over Financial Reporting (continued)

b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pulte Homes, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Pulte Homes, Inc. and our report dated January 31, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
January 31, 2005

(c)	Changes in Internal Control Over Financial Reporting

     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. CEO/CFO CERTIFICATIONS

     The Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2004 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and we have filed the Sarbanes-Oxley Section 302 certifications of our chief executive officer and chief financial officer with the Securities and Exchange Commission, which are attached hereto as exhibits 31(a) and 31(b).

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors is contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders (“2005 Proxy Statement”) under the caption “Election of Directors” and under the caption “Board of Directors” incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is contained in the 2005 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” incorporated herein by this reference. Information required by this Item with respect to our code of ethics is contained in the 2005 Proxy Statement under the caption “Code of Ethics / Business Practices Policy,” incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by this Item is contained in the 2005 Proxy Statement under the caption “Compensation of Named Executive Officers” incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information required by this Item is contained in the 2005 Proxy Statement under the Caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is contained in the 2005 Proxy Statement under the caption “Compensation of Named Executive Officers” incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this Item is contained in the 2005 Proxy Statement under the captions “Approval Policies for Services Provided by the Independent Auditors” and “Other Important Committee Activities” incorporated herein by reference.

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

(2)	Exhibits

Exhibit Number and Description

(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 of our Current Report on Form 8-K dated October 20, 1995).

	(b)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated October 6, 1997)

(4)	(c)	Indenture Supplement dated August 27, 1997, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated October 6, 1997)

	(d)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 24, 1998)

	(e)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 24, 1998)

	(f)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 3, 1999)

	(g)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, The Bank of New York (as successor Trustee to NationsBank of Georgia, National Association), Pulte Home Corporation and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 3, 1999)

	(h)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(j) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(j)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(m) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(k)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(l)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) to our Annual Report on Form 10-K for the year ended December 31, 2003)

(4)	(m)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(p) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(n)	Indenture Supplement dated July 9, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (filed herewith)

	(o)	Indenture Supplement dated February 10, 2005, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (filed herewith)

	(p)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative (Incorporated by reference to Exhibit 4.23 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(q)	Form of Pulte Homes, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 4.32 of our Registration Statement on Form S-3, Registration No. 333-86806)

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with the Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	1997 Stock Plan for Non-employee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(e)	Pulte Homes, Inc. 401(K) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(f)	Pulte Affiliates 401(K) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-102255)

	(g)	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders Identified Herein, and Bank One, NA, as Administrative Agent, dated as of October 1, 2003 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(h)	Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified Herein, Bank One, NA, as Administrative Agent, and Citicorp North America, INC., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Comerica Bank Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, SunTrust Bank, The Royal Bank of Scotland PLC, UBS Loan Finance LLC and Wachovia Bank, National Association, as Documentation Agents and Bank of America, N.A. Calyon New York Branch, Guaranty Bank, Mizuho Corporate Bank, LTD., PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch as Managing Agents and Fifth Third Bank, Eastern Michigan, Standard Federal Bank N.A., and Washington Mutual Bank, FA as Co-Agents dated as of September 16, 2004 and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(i)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(j)	Long-Term Incentive Plan. (Incorporated by reference to our Proxy Statement dated March 31,2000)

(10)	(k)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66286)

	(l)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(m)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(n)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

	(o)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(p)	Del Webb Corporation Director Stock Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(q)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(r)	Del Webb Corporation 1995 Director Stock Plan (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(s)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(t)	Employment Separation Agreement and Release of Liability, dated January 17, 2003, between Pulte Homes, Inc. and Michael A. O’Brien (Incorporated by reference to Exhibit 3(b) of our Annual Report on Form 10-K for the year ended December 31, 2002)

	(u)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(v)	Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 23, 2002, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(w)	Amended and Restated Loan Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, Credit Lyonnais New York Branch, Bank One, NA (Main Office Chicago), Lloyds TSB Bank PLC and Pulte Mortgage Corporation (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(x)	Amended and Restated Collateral Agency Agreement, dated as of August 23, 2002, by and among Pulte Funding, Inc., Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(y)	Omnibus Amendment, dated as of December 31, 2002, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Pulte Homes, Inc., Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

(10)	(z)	Second Omnibus Amendment, dated as of August 25, 2003, by and among Pulte Funding, Inc., Pulte Mortgage Corporation, Credit Lyonnais New York Branch, Atlantic Asset Securitization Corp., Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation, Lloyds TSB Bank PLC and LaSalle Bank National Association (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(aa)	Third Omnibus Amendment, dated as of September 30, 2003, by and among Pulte Funding, Inc., Pulte Mortgage LLC, Atlantic Asset Securitization Corp., Credit Lyonnais New York Branch, Lloyds TSB Bank PLC, Bank One, NA (Main Office Chicago), Jupiter Securitization Corporation and LaSalle Bank National Association (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(ab)	Fourth Omnibus Amendment, dated as of September 20, 2004, entered into by and among Pulte Funding, Inc., as the borrower and as the buyer, Pulte Mortgage LLC, formerly known as Pulte Mortgage Corporation, as a seller and the servicer, Atlantic Asset Securitization Corp., as an issuer, Calyon New York Branch, successor in interest to Credit Lyonnais New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, Danske Bank A/S, Cayman Islands Branch, as a bank, Bank One, NA (Main Office Chicago) and its successors, as a bank and as a managing agent, Jupiter Securitization Corporation, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(ac)	Third Amended and Restated Security and Collateral Agency Agreement, dated as of March 31, 2003, by and among Pulte Mortgage LLC, Bank One, NA and LaSalle Bank National Association (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 )

	(ad)	Fifth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, The Lenders Party Hereto, and Bank One, NA, As Administrative Agent and Bank One Capital Markets, Inc. As Lead Arranger and Sole Book Runner And LaSalle Bank National Association, As Collateral Agent dated as of June 30, 2004 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

	(ae)	Amendment For A Permanent Increase To The Aggregate Commitment to the Fifth Amended and Restated Revolving Credit Agreement made as of July 30, 2004 by and among Pulte Mortgage LLC, a Delaware limited liability company, Bank One, NA, as agent under the “Credit Agreement” and SunTrust Bank and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2004 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation (Incorporated by reference to Exhibit 99(a) of our Annual Report on Form 10-K for the year ended December 31, 2001)

	(b)	Agreement dated October 6, 2004, between Pulte Homes, Inc. and Leo J. Taylor (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

(b)	Reports on Form 8-K

     On December 14, 2004, we filed a Current Report on Form 8-K, announcing that Michael Rossi had resigned from the board of directors of the Company, effective December 14, 2004.

     On January 7, 2005, we filed a Current Report on Form 8-K, which included a press release dated the same day, announcing the sale of our Argentina operations.

     On February 3, 2005, we filed a Current Report on Form 8-K, reporting the information required by Item 2.02 in connection with our press release dated February 2, 2005, announcing our earnings for the year ended December 31, 2004. No financial statements were filed, although we furnished financial information included in the press release with the Form 8-K.

     On February 7, 2005, we filed a Current Report on Form 8-K, announcing the grant of shares of restricted stock pursuant to the 2004 Stock Incentive Plan and the Senior Management Annual Incentive Plan to the executive officers.

     On March 1, 2005, we filed a Current Report on Form 8-K, which included a press release dated February 24, 2005, and provided presentation materials from an investor conference to discuss the Company’s business opportunites.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.
(Registrant)

March 10, 2005	/s/ Roger A. Cregg	/s/ Vincent J. Frees

	Roger A. Cregg	Vincent J. Frees
	Executive Vice President	Vice President and Controller
	and Chief Financial Officer	(Principal Accounting Officer)
(Principal Financial Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date
/s/ William J. Pulte William J. Pulte	Chairman of the Board of Directors	March 10, 2005
/s/ Richard J. Dugas,Jr. Richard J. Dugas, Jr.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	March 10, 2005
/s/ D. Kent Anderson D. Kent Anderson	Member of Board of Directors	March 10, 2005
/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	March 10, 2005
/s/ David N. McCammon David N. McCammon	Member of Board of Directors	March 10, 2005
/s/ Bernard W. Reznicek Bernard W. Reznicek	Member of Board of Directors	March 10, 2005
/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	March 10, 2005
/s/ Francis. J. Sehn Francis J. Sehn	Member of Board of Directors	March 10, 2005
/s/ John J. Shea John J. Shea	Member of Board of Directors	March 10, 2005
/s/ William B. Smith William B. Smith	Member of Board of Directors	March 10, 2005

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
(4)	(n)	Indenture Supplement dated July 9, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (filed herewith)

	(o)	Indenture Supplement dated February 10, 2005, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (filed herewith)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2004 (filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)