Form 10-Q
period 2005-03-31
PULTE HOMES INC/MI/
filed 2005-05-06
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
OR
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
YES ☑ NO ☐

Number of shares of common stock outstanding as of April 30, 2005: 128,965,066

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

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$350,716	$314,634
Unfunded settlements	74,352	118,471
House and land inventory	8,090,804	7,390,791
Land held for sale	226,044	230,743
Land, not owned, under option agreements	134,061	106,380
Residential mortgage loans available-for-sale	408,074	697,077
Investments in unconsolidated entities	309,321	258,868
Goodwill	307,693	307,693
Intangible assets, net	133,392	135,454
Other assets	866,650	846,786

Total assets	$10,901,107	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $309,596 and $304,394 in 2005 and 2004, respectively	$1,780,488	$1,862,051
Customer deposits	403,857	341,050
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	338,671	617,415
Income taxes	97,769	202,557
Senior notes and unsubordinated notes	3,510,455	2,861,550

Total liabilities	6,131,240	5,884,623

Shareholders’ equity	4,769,867	4,522,274

	$10,901,107	$10,406,897

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
Revenues:
Homebuilding	$2,523,070	$2,006,263
Financial services	30,276	24,572
Corporate	1,248	897

Total revenues	2,554,594	2,031,732

Expenses:
Homebuilding, principally cost of sales	2,175,697	1,789,074
Financial services	21,518	15,583
Corporate, net	24,004	21,125

Total expenses	2,221,219	1,825,782

Other income:
Equity income	14,795	7,223

Income from continuing operations before income taxes	348,170	213,173
Income taxes	129,850	80,996

Income from continuing operations	218,320	132,177
Loss from discontinued operations	(78)	(548)

Net income	$218,242	$131,629

Per share data:
Basic:
Income from continuing operations	$1.71	$1.05
Loss from discontinued operations	—	—

Net income	$1.71	$1.05

Assuming dilution:
Income from continuing operations	$1.66	$1.02
Loss from discontinued operations	—	—

Net income	$1.66	$1.02

Cash dividends declared	$.05	$.05

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	127,434	125,301
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock awards	3,943	3,528

Adjusted weighted-average common shares and effect of dilutive securities	131,377	128,829

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2004	$1,279	$1,116,018	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise, including tax benefit of $17,871	9	33,102	—	—	—	33,111
Stock-based compensation	—	12,481	—	—	—	12,481
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared	—	—	—	—	(6,418)	(6,418)
Stock repurchases	(2)	(1,484)	—	—	(10,078)	(11,564)
Comprehensive income (loss):
Net income	—	—	—	—	218,242	218,242
Change in fair value of derivatives	—	—	—	(51)		(51)
Foreign currency translation adjustments	—	—	—	1,748	—	1,748

Total comprehensive income						219,939

Shareholders’ Equity, March 31, 2005	$1,290	$1,160,113	$—	$(12,683)	$3,621,147	$4,769,867

Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $19,927	14	42,826	—	—	—	42,840
Stock-based compensation	—	5,753	—	—	—	5,753
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	217	—	—	217
Cash dividends declared	—	—	—	—	(6,274)	(6,274)
Comprehensive income:
Net income	—	—	—	—	131,629	131,629
Change in fair value of derivatives	—	—	—	138	—	138
Foreign currency translation adjustments	—	—	—	2,305	—	2,305

Total comprehensive income						134,072

Shareholders’ Equity, March 31, 2004	$1,268	$1,064,568	$(439)	$(36,699)	$2,596,033	$3,624,731

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$218,242	$131,629
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities :
Amortization and depreciation	13,733	10,160
Stock-based compensation expense	12,525	5,970
Deferred income taxes	46,531	32,286
Other, net	(3,356)	(6,037)
Increase (decrease) in cash due to:
Inventory	(714,510)	(486,547)
Residential mortgage loans available-for-sale	289,003	236,600
Other assets	15,246	107,028
Accounts payable, accrued and other liabilities	(55,213)	(127,654)
Income taxes	(86,917)	(21,181)

Net cash used in operating activities	(264,716)	(117,746)

Cash flows from investing activities:
Investment in subsidiary	(14,962)	—
Distributions from unconsolidated entities	33,244	25,050
Investments in unconsolidated entities	(83,978)	(50,246)
Proceeds from sales of subsidiaries	11,366	—
Proceeds from sales of property and equipment	2,600	4,803
Capital expenditures	(20,688)	(13,432)

Net cash used in investing activities	(72,418)	(33,825)

Cash flows from financing activities:
Proceeds from borrowings	654,635	500,592
Repayment of borrowings	(278,744)	(304,376)
Issuance of common stock	15,240	22,913
Common stock repurchases	(11,564)	—
Dividends paid	(6,418)	(6,274)

Net cash provided by financing activities	373,149	212,855

Effect of exchange rate changes on cash and equivalents	67	249

Net increase in cash and equivalents	36,082	61,533

Cash and equivalents at beginning of period	314,634	401,883

Cash and equivalents at end of period	$350,716	$463,416

Supplemental disclosure of cash flow information—cash paid during the period for:

Interest, net of amounts capitalized	$23,543	$13,126

Income taxes	$170,194	$62,560

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of presentation and significant accounting policies

     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Bank, fsb (“First Heights”), is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

     In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in the consolidated financial statements.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

     Certain amounts previously reported in the 2004 financial statements and notes thereto were reclassified to conform to the 2005 presentation.

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

     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Allowance for warranties at beginning of period	$83,652	$62,091

Warranty reserves provided	24,830	19,754
Payments and other adjustments	(27,805)	(21,439)

Allowance for warranties at end of period	$80,677	$60,406

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

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

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	For the Three Months Ended
	March 31,
	2005	2004
Net income, as reported ($000’s omitted)	$218,242	$131,629

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	5,195	2,612

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(5,323)	(3,591)

Pro forma net income ($000’s omitted)	$218,114	$130,650

Earnings per share:
Basic-as reported	$1.71	$1.05

Basic-pro forma	$1.71	$1.04

Diluted-as reported	$1.66	$1.02

Diluted-pro forma	$1.66	$1.01

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $2.6 million and $1.1 million for the three months ended March 31, 2005 and 2004, respectively. These amounts have been excluded from the reconciliation above as they would have no impact on pro forma net income as presented.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements

     In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R issued in December 2003 (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.

     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At March 31, 2005 and December 31, 2004, the Company classified $134.1 and $106.4 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $17.5 million and $18.9 million, respectively. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet.

     Land option agreements that did not require consolidation under FIN 46 at March 31, 2005 and December 31, 2004, had a total purchase price of $6.9 billion and $6.3 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $332 million and $311.7 million, included in other assets, as well as letters of credit and surety bonds posted in lieu of cash deposits at March 31, 2005 and December 31, 2004, respectively.

New accounting pronouncements

     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123, Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes model to estimate the value of stock options granted to employees and is considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after December 15, 2005. The Company is still evaluating the impact of adopting SFAS No. 123(R).

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information

     The Company’s operations are classified into two reportable business segments, Homebuilding and Financial Services, and one non-operating segment, Corporate.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	For the Three Months Ended
	March 31,
	2005	2004
Revenues:
Homebuilding	$2,523,070	$2,006,263
Financial services	30,276	24,572
Corporate	1,248	897

Total revenues	2,554,594	2,031,732

Cost of sales(a):
Homebuilding	1,905,429	1,568,834

Selling, general and administrative:
Homebuilding	262,659	212,300
Financial services	18,717	14,085
Corporate	9,034	8,564

Total selling, general and administrative	290,410	234,949

Interest:
Financial services	2,801	1,498
Corporate	14,995	12,532

Total interest	17,796	14,030

Other (income) expense, net:
Homebuilding	7,609	7,940
Corporate	(25)	29

Total other (income) expense, net	7,584	7,969

Total costs and expenses	2,221,219	1,825,782

Equity income:
Homebuilding	13,469	6,123
Financial services	1,326	1,100

Total equity income	14,795	7,223

Income (loss) from continuing operations before income taxes:
Homebuilding	360,842	223,312
Financial services	10,084	10,089
Corporate	(22,756)	(20,228)

Total income from continuing operations before income taxes	$348,170	$213,173

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $30.5 million and $21.6 million for the three months ended March 31, 2005 and 2004, respectively, is included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2.	Segment information (continued)

	Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At March 31, 2005:

Inventory	$8,090,804	—	—	$8,090,804

Total assets	$10,383,606	441,631	75,870	$10,901,107

At December 31, 2004:

Inventory	$7,390,791	—	—	$7,390,791

Total assets	$9,448,050	719,505	239,342	$10,406,897

3.	Inventory

     Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2005	2004
Homes under construction	$2,930,859	$2,616,027
Land under development	4,293,627	4,089,878
Land held for future development	866,318	684,886

Total	$8,090,804	$7,390,791

4.	Investments in unconsolidated entities

     The Company’s investments in unconsolidated entities totaled $309.3 million at March 31, 2005 and $258.9 million at December 31, 2004. All of these investments are accounted for under the equity method, except for the Company’s ownership interest in a Mexican mortgage banking company, as described below.

     During February 2005, 25% of the Company’s investment in the capital stock of a mortgage banking company in Mexico was redeemed for a gain of approximately $620 thousand. The remaining ownership interest of 16.66% is accounted for under the cost method.

5.	Senior notes and unsubordinated notes

     The Company’s $125 million, 7.3% unsecured senior notes are due in October 2005. The Company anticipates repaying these notes by issuing new unsecured senior notes and/or by using cash flows provided by operations in 2005.

     In February 2005, the Company sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of the Company’s revolving credit facility and for general corporate purposes, including continued investment in the Company’s business.

     In connection with the sale of the $300 million unsecured senior notes, as noted above, $250 million in securities were available for sale under the Company’s shelf registration statement on Form S-3. As permitted by the rules of the Securities and Exchange Commission (the “SEC”), the additional $50 million of securities were to be registered through a supplemental registration statement filed at the time of sale pursuant to Rule 462(b) of the Securities Act of 1933 (the “Securities Act”). The Company recently discovered that, due to an administrative error, the supplemental registration statement was not filed with the SEC. Consequently, $50 million of the notes were sold without registration under the Securities Act, which may give rise to certain claims by purchasers of the notes under Section 12(a)(1) of the Securities Act. The Company would vigorously defend against any such claims and believes that the aggregate impact of any such claims, if successful, would be immaterial. The Company further believes it would be impossible to determine which notes have been affected by its administrative error.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5.	Senior notes and unsubordinated notes (continued)

     During April 2005, the Company amended its credit agreement to increase its committed unsecured revolving credit facility from $1.310 billion to $1.345 billion.

6.	Shareholders’ equity

     In October 2002, the Company’s Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. During the first quarter of 2005, the Company repurchased 170,000 shares for a total of $11.6 million and at March 31, 2005 had remaining authorization to purchase common stock aggregating $51.2 million.

Accumulated other comprehensive income (loss)

     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31,	December 31,
	2005	2004
Foreign currency translation adjustments:
Mexico	$(12,770)	$(14,518)
Fair value of derivatives, net of income taxes of $53 in 2005 and $84 in 2004	87	138

	$(12,683)	$(14,380)

7.	Supplemental Guarantor information

     At March 31, 2005, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $125 million, 7.3%, due 2005, (2) $400 million, 4.875%, due 2009, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $350 million, 5.2%, due 2015, (8) $150 million, 7.625%, due 2017, (9) $300 million, 7.875%, due 2032, (10) $400 million, 6.375%, due 2033, and (11) $300 million, 6%, due 2035. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

     Supplemental consolidating financial information of the Company, specifically including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting, except as described in Note 4. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by and the operations of the combined groups.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$322,131	$28,585	$—	$350,716
Unfunded settlements	—	109,002	(34,650)	—	74,352
House and land inventory	—	7,908,552	182,252	—	8,090,804
Land held for sale	—	225,407	637	—	226,044
Land, not owned, under option agreements	—	134,061	—	—	134,061
Residential mortgage loans available-for-sale	—	—	408,074	—	408,074
Investments in unconsolidated entities	1,371	276,205	31,745	—	309,321
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	133,392	—	—	133,392
Other assets	44,640	743,175	78,835	—	866,650
Investment in subsidiaries	9,022,634	67,133	1,345,871	(10,435,638)	—

	$9,068,645	$10,226,051	$2,042,049	$(10,435,638)	$10,901,107

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$160,906	$1,766,115	$257,324	$—	$2,184,345
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	338,671	—	338,671
Income taxes	98,739	—	(970)	—	97,769
Senior notes and unsubordinated notes	3,510,455	—	—	—	3,510,455
Advances (receivable) payable — subsidiaries	528,678	(595,035)	66,357	—	—

Total liabilities	4,298,778	1,171,080	661,382	—	6,131,240

Shareholders’ equity	4,769,867	9,054,971	1,380,667	(10,435,638)	4,769,867

	$9,068,645	$10,226,051	$2,042,049	$(10,435,638)	$10,901,107

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$185,375	$129,259	$—	$314,634
Unfunded settlements	—	158,795	(40,324)	—	118,471
House and land inventory	—	7,224,777	166,014	—	7,390,791
Land held for sale	—	230,086	657	—	230,743
Land, not owned, under option agreements	—	106,380	—	—	106,380
Residential mortgage loans available-for-sale	—	—	697,077	—	697,077
Investments in unconsolidated entities	44	222,358	36,466	—	258,868
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	135,454	—	—	135,454
Other assets	64,807	663,967	118,012	—	846,786
Investment in subsidiaries	8,725,758	75,162	2,201,365	(11,002,285)	—

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$154,958	$1,758,644	$289,499	$—	$2,203,101
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	617,415	—	617,415
Income taxes	203,806	—	(1,249)	—	202,557
Senior notes and unsubordinated notes	2,861,550	—	—	—	2,861,550
Advances (receivable) payable — subsidiaries	1,048,021	(1,239,413)	191,392	—	—

Total liabilities	4,268,335	519,231	1,097,057	—	5,884,623

Shareholders’ equity	4,522,274	8,790,116	2,212,169	(11,002,285)	4,522,274

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,486,294	$36,776	$—	$2,523,070
Financial services	—	5,739	24,537	—	30,276
Corporate	58	1,057	133	—	1,248

Total revenues	58	2,493,090	61,446	—	2,554,594

Expenses:
Homebuilding:
Cost of sales	—	1,877,227	28,202	—	1,905,429
Selling, general and administrative and other expense	4,183	257,980	8,105	—	270,268
Financial services	1,297	1,934	18,287	—	21,518
Corporate, net	31,067	(4,916)	(2,147)	—	24,004
Intercompany interest	42,790	(42,790)	—		—

Total expenses	79,337	2,089,435	52,447	—	2,221,219

Other Income:
Equity income	—	12,652	2,143	—	14,795

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(79,279)	416,307	11,142	—	348,170
Income taxes (benefit)	(29,318)	154,533	4,635	—	129,850

Income (loss) from continuing operations before equity in income of subsidiaries	(49,961)	261,774	6,507	—	218,320
Income (loss) from discontinued operations	(64)	—	(14)	—	(78)

Income (loss) before equity in income of subsidiaries	(50,025)	261,774	6,493	—	218,242

Equity in income (loss) of subsidiaries:
Continuing operations	268,281	3,781	50,682	(322,744)	—
Discontinued operations	(14)		—	14	—

	268,267	3,781	50,682	(322,730)	—

Net income	$218,242	$265,555	$57,175	$(322,730)	$218,242

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,965,682	$40,581	$—	$2,006,263
Financial services	—	4,248	20,324	—	24,572
Corporate	—	777	120	—	897

Total revenues	—	1,970,707	61,025	—	2,031,732

Expenses:
Homebuilding:
Cost of sales	—	1,535,936	32,898	—	1,568,834
Selling, general and administrative and other expense	3,825	208,488	7,927	—	220,240
Financial services	252	1,231	14,100	—	15,583
Corporate, net	19,765	1,364	(4)	—	21,125
Intercompany interest	27,462	(27,462)	—	—	—

Total expenses	51,304	1,719,557	54,921	—	1,825,782

Other Income:
Equity income	—	5,581	1,642	—	7,223

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(51,304)	256,731	7,746	—	213,173
Income taxes (benefit)	(19,774)	97,515	3,255	—	80,996

Income (loss) from continuing operations before equity in income of subsidiaries	(31,530)	159,216	4,491	—	132,177
Income (loss) from discontinued operations	(208)	—	(340)	—	(548)

Income (loss) before equity in income of subsidiaries	(31,738)	159,216	4,151	—	131,629

Equity in income (loss) of subsidiaries:
Continuing operations	163,707	4,371	50,273	(218,351)	—
Discontinued operations	(340)	—	—	340	—

	163,367	4,371	50,273	(218,011)	—

Net income	$131,629	$163,587	$54,424	$(218,011)	$131,629

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$218,242	$265,555	$57,175	$(322,730)	$218,242
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(268,267)	(3,781)	(50,682)	322,730	—
Amortization and depreciation	—	11,516	2,217	—	13,733
Stock-based compensation expense	12,525	—	—	—	12,525
Deferred income taxes	49,332	(3)	(2,798)	—	46,531
Other, net	348	(2,173)	(1,531)	—	(3,356)
Increase (decrease) in cash due to:
Inventory	—	(710,665)	(3,845)	—	(714,510)
Residential mortgage loans available-for-sale	—	—	289,003	—	289,003
Other assets	(12,198)	7,058	20,386	—	15,246
Accounts payable, accrued and other liabilities	(12,346)	(25,541)	(17,326)	—	(55,213)
Income taxes	(247,639)	154,536	6,186	—	(86,917)

Net cash provided by (used in) operating activities	(260,003)	(303,498)	298,785	—	(264,716)

Cash flows from investing activities:
Dividends received from subsidiaries	1,362	13,000	—	(14,362)	—
Investment in subsidiary	(28,274)	(535)	13,312	535	(14,962)
Distributions from unconsolidated subsidiaries	—	33,029	215	—	33,244
Investments in unconsolidated subsidiaries	—	(83,978)	—	—	(83,978)
Proceeds from sales of subsidiaries	—	—	11,366	—	11,366
Proceeds from sales of property and equipment	—	2,600	—	—	2,600
Capital expenditures	—	(17,805)	(2,883)	—	(20,688)

Net cash provided by (used in) investing activities	(26,912)	(53,689)	22,010	(13,827)	(72,418)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	648,557	6,078	—	—	654,635
Repayment of borrowings	—	—	(278,744)	—	(278,744)
Capital contributions from parent	—	—	535	(535)	—
Advances (to) from affiliates	(353,601)	489,777	(136,176)	—	—
Issuance of common stock	15,240	—	—	—	15,240
Common stock repurchases	(11,564)	—	—	—	(11,564)
Dividends paid	(6,418)	(1,362)	(13,000)	14,362	(6,418)

Net cash provided by (used in) financing activities	292,214	494,493	(427,385)	13,827	373,149

Effect of exchange rate changes on cash and equivalents	—	—	67	—	67

Net increase (decrease) in cash and equivalents	—	136,756	(100,674)	—	36,082
Cash and equivalents at beginning of period	—	185,375	129,259	—	314,634

Cash and equivalents at end of period	$—	$322,131	$28,585	$—	$350,716

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$131,629	$163,587	$54,424	$(218,011)	$131,629
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(163,367)	(4,371)	(50,273)	218,011	—
Amortization and depreciation	—	8,939	1,221	—	10,160
Stock-based compensation expense	5,970	—	—	—	5,970
Deferred income taxes	37,286	—	(5,000)	—	32,286
Other, net	289	(5,502)	(824)	—	(6,037)
Increase (decrease) in cash due to:
Inventory	—	(486,728)	181	—	(486,547)
Residential mortgage loans available-for-sale	—	—	236,600	—	236,600
Other assets	47,975	41,527	17,526	—	107,028
Accounts payable, accrued and other liabilities	(10,165)	(105,853)	(11,636)	—	(127,654)
Income taxes	(119,306)	97,515	610	—	(21,181)

Net cash provided by (used in) operating activities	(69,689)	(290,886)	242,829	—	(117,746)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	7,000	—	(15,526)	—
Investment in subsidiary	(100,000)	(423)	(100,001)	200,424	—
Distributions from unconsolidated subsidiaries	—	25,050	—	—	25,050
Investments in unconsolidated subsidiaries	—	(50,246)	—	—	(50,246)
Proceeds from sales of property and equipment	—	4,786	17	—	4,803
Capital expenditures	—	(10,881)	(2,551)	—	(13,432)

Net cash provided by (used in) investing activities	(91,474)	(24,714)	(102,535)	184,898	(33,825)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	499,655	—	937	—	500,592
Repayment of borrowings	—	(80,671)	(223,705)	—	(304,376)
Capital contributions from parent	—	100,000	100,424	(200,424)	—
Advances (to) from affiliates	(356,498)	365,553	(9,055)	—	—
Issuance of common stock	22,913	—	—	—	22,913
Dividends paid	(6,274)	(8,526)	(7,000)	15,526	(6,274)

Net cash provided by (used in) financing activities	159,796	376,356	(138,399)	(184,898)	212,855

Effect of exchange rate changes on cash and equivalents	—	—	249	—	249

Net increase (decrease) in cash and equivalents	(1,367)	60,756	2,144	—	61,533
Cash and equivalents at beginning of period	2,949	305,356	93,578	—	401,883

Cash and equivalents at end of period	$1,582	$366,112	$95,722	$—	$463,416

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

     A summary of our operating results by business segment for the three months ended March 31, 2005 and 2004 is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Pre-tax income (loss):
Homebuilding operations	$360,842	$223,312
Financial services operations	10,084	10,089
Corporate	(22,756)	(20,228)

Pre-tax income from continuing operations	348,170	213,173
Income taxes	129,850	80,996

Income from continuing operations	218,320	132,177

Loss from discontinued operations	(78)	(548)

Net income	$218,242	$131,629

Per share data – assuming dilution:
Income from continuing operations	$1.66	$1.02
Loss from discontinued operations	—	—

Net income	$1.66	$1.02

     A comparison of pre-tax income for the three months ended March 31, 2005 and 2004 is as follows:

•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from leveraging construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 62%. Domestic average unit selling prices increased 11%. Domestic homebuilding settlement gross margin percentages increased 270 basis points to 24.6%.

•	Pre-tax income of our financial services business segment remained comparable with the same period in the prior year. During the three months ended March 31, 2005, increased volume was offset by a shift in product mix to less profitable loans, and higher operating costs incurred in anticipation of the continued success and growth of the business projected for the remainder of 2005. The increase in volume was driven in large part by an increase in the capture rate from 86% to 89% as well as an increase in domestic homebuilding closings.

•	Higher net interest expense resulted in an increase in pre-tax loss of our non-operating Corporate segment.

Homebuilding Operations

     Our Homebuilding segment consists of the following operations:

•	Domestic Homebuilding – We conduct our Domestic Homebuilding operations in 47 markets located throughout 27 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding – We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico and Puerto Rico. International operations focus on the demand of first-time buyers and middle-to-upper income consumer groups. We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.

     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Homebuilding settlement revenues:
Domestic	$2,462,109	$1,942,541
International	36,776	40,581

Total	$2,498,885	$1,983,122

Homebuilding settlement units:
Domestic	8,019	7,039
International	1,263	1,547

Total	9,282	8,586

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three months ended March 31, 2005 and 2004 were $14,814 and $8,550, respectively. Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended March 31, 2005 and 2004 were 50 and 36, respectively.

Domestic Homebuilding

     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 47 markets located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

Homebuilding Operations (continued)

Domestic Homebuilding (continued)

     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended
	March 31,
	2005	2004
Unit settlements:
Northeast	538	519
Southeast	2,331	1,705
Midwest	901	773
Central	926	974
West	3,323	3,068

	8,019	7,039

Net new orders – units:
Northeast	1,028	714
Southeast	3,717	2,769
Midwest	1,519	1,487
Central	1,620	1,576
West	4,183	4,205

	12,067	10,751

Net new orders – dollars ($000’s omitted)	$3,833,000	$3,153,000

Unit backlog:
Northeast	1,973	1,730
Southeast	6,691	4,790
Midwest	1,895	2,115
Central	1,771	1,758
West	7,634	7,271

	19,964	17,664

Backlog at March 31 – dollars ($000’s omitted)	$6,525,000	$5,357,000

     Continued strong demand for new homes, an increase in the number of active communities, and market share expansion drove increases in net new orders, unit settlements and unit backlog, particularly in the Northeast and Southeast. Net new orders increased 12% to a record 12,067 units for the three months ended March 31, 2005, over the same period in 2004. Unit settlements also set a record for the quarter at 8,019 units, representing an increase of 14% over the same period in 2004. The average selling price for homes closed increased 11% to $307,000 for the three months ended March 31, 2005. Changes in average selling price reflect a number of factors, including changes in market selling prices, primarily in the West, and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 19,964 units. The dollar value of backlog was up 22% to $6.5 billion. For the quarter ended March 31, 2005, we had 640 active communities, an increase of 18% from the same period in the prior year.

     During October 2004, we lowered pricing in Las Vegas to better align pricing in our communities with pricing in the market. Since the price reductions took effect, our communities in Las Vegas have experienced increased traffic and new order activity. Net signups for the three months ended March 31, 2005 were 835 homes, a decrease of 27% or 311 units from the same period in 2004, but an increase of 183% or 540 units from the three months ended December 31, 2004. As a result of continued improvement in Las Vegas operations, we do not anticipate the need to provide market level detail in future periods.

Homebuilding Operations (continued)

Domestic Homebuilding (continued)

     The following table presents markets that represent 10% or more of unit new orders, unit settlements, and settlement revenues for the three months ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
Unit net new orders:
Phoenix	13%	15%
Las Vegas	*	11%

Unit settlements:
Phoenix	16%	17%
Las Vegas	*	11%

Settlement revenues:
Phoenix	14%	14%
Las Vegas	11%	15%

*	Represents less than 10%.

     At March 31, 2005 and December 31, 2004, our Domestic Homebuilding operations controlled approximately 362,200 and 343,400 lots, respectively. Approximately 164,400 and 158,000 lots were owned, and approximately 136,600 and 125,800 lots were under option agreements approved for purchase at March 31, 2005 and December 31, 2004, respectively. In addition, there were approximately 61,200 and 59,600 lots under option agreements, pending approval, at March 31, 2005 and December 31, 2004, respectively.

     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $4.7 billion at March 31, 2005. In addition, total purchase price applicable to land under option pending approval was valued at $2.4 billion at March 31, 2005. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by cash deposits totaling $348 million, which are generally non-refundable.

     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three months ended March 31, 2005 and 2004 ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Home sale revenue (settlements)	$2,462,109	$1,942,541
Land sale revenue	24,185	23,141
Home cost of sales (a)	(1,856,468)	(1,516,324)
Land cost of sales	(20,759)	(19,612)
Selling, general and administrative expense	(254,431)	(205,601)
Equity income	12,052	5,304
Other income (expense), net	(7,106)	(6,924)

Pre-tax income	$359,582	$222,525

Average sales price	$307	$276

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, is included as part of homebuilding cost of sales.

Homebuilding Operations (continued)

Domestic Homebuilding (continued)

     Domestic homebuilding gross profit margins from home settlements increased to 24.6% for the three months ended March 31, 2005, compared with 21.9% for the same period in the prior year. This increase is primarily attributable to favorable home pricing and product and geographic mix, as well as our ongoing initiatives to improve operational efficiencies, offset by material cost increases experienced in 2004 carrying over into early 2005.

     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales for the first quarter of 2005 were $3.4 million, comparable with the prior year period. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital.

     Selling, general and administrative expenses as a percentage of home settlement revenues declined to 10.3% for the three months ended March 31, 2005 compared with 10.6% for the same period in the prior year. This improvement can be attributed to increased selling prices and better overhead leverage from increased volume compared with the prior year period.

     The increase in equity income for the first quarter of 2005, compared with the prior year period, was primarily due to increased income from our joint venture which supplies and installs basic building components and operating systems.

International Homebuilding

     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico and Puerto Rico.

     The following table presents selected financial data for our International Homebuilding operations for the three months ended March 31, 2005 and 2004 ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Revenues	$36,776	$40,581
Cost of sales	(28,202)	(32,898)
Selling, general and administrative expense	(8,228)	(6,699)
Other expense, net	(302)	(619)
Minority interest	(201)	(397)
Equity in income of joint ventures	1,417	819

Pre-tax income	$1,260	$787

Unit settlements	1,263	1,547

Note:	Homebuilding unit settlements of affiliates, not included in the table above, for the three months ended March 31, 2005 and 2004 were 50 and 36, respectively.

     International revenues and unit settlements for the three months ended March 31, 2005 decreased 9% and 18%, respectively, from the prior year period. However, product mix shifts had a positive impact on gross margins. Gross margins increased approximately 440 basis points to 23.3% for the three months ended March 31, 2005. Selling, general and administrative expenses as a percent of revenues increased to 22.4% from 16.5% for the three-month period due to increased marketing expenses, primarily new community start-up expenses, and non-recurring and administrative costs.

Homebuilding Operations (continued)

International Homebuilding (continued)

     During January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which would result in our owning 100% of Pulte Mexico. Accordingly, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million. The purchase of the remaining 40% minority interest, for approximately $12.5 million, will be completed in the second quarter of 2005, subject to regulatory approval by an agency of the Mexican government.

     Our operations in Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three months ended March 31, 2005 and 2004, included in other income (expense), net, were not significant. During the three months ended March 31, 2005 and 2004, we recorded foreign currency translation gains of $1.1 million and $1.6 million, respectively, as a component of accumulated other comprehensive income on the balance sheet. At March 31, 2005, our investments in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $28.7 million and $92.2 million, respectively. At December 31, 2004, our investment in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $28.8 million, and $72.2 million, respectively.

Financial Services Operations

     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations was $10.1 million for the three months ended March 31, 2005 and 2004. Loan originations for the three months ended March 31, 2005 increased 24% to 7,592 mortgages.

     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended
	March 31,
	2005	2004
Total originations:
Loans	7,592	6,113

Principal ($000’s omitted)	$1,489,400	$1,152,700

Originations for Pulte customers:
Loans	7,215	5,435

Principal ($000’s omitted)	$1,427,900	$1,044,600

     Mortgage origination unit and principal volume for the three months ended March 31, 2005 increased 24% and 29%, respectively, over 2004. The growth is attributable to an increase in the capture rate from 86% to 89% for the three-month period combined with the volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 95% of total Pulte Mortgage unit production for the three months ended March 31, 2005, compared with 89% in 2004. Refinancings accounted for approximately 2% of total unit originations for the three months ended March 31, 2005, compared with 4% in the prior year period. At March 31, 2005, loan application backlog increased to $4.4 billion as compared with $2.9 billion at March 31, 2004.

     Adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products, represented 53% of total funded origination dollars and 52% of total funded origination units for the three months ended March 31, 2005, compared with 31% and 29% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 24% of ARMs origination dollars and 46% of ARMs origination units for the three months ended March 31, 2005, compared with 4% and 14% in the prior year period, respectively.

Financial Services Operations (continued)

     Income from our title operations increased to $4.3 million for the three months ended March 31, 2005, from $3.2 million in 2003. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income of approximately $700 thousand for the three months ended March 31, 2005, compared with $800 thousand for the same period in 2004.

     During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a gain of approximately $620 thousand. Our remaining ownership interest of 16.66% is accounted for under the cost method.

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

     The following table presents results of operations for this segment for the three months ended March 31, 2005 and 2004 ($000’s omitted):

	Three Months Ended
	March 31,
	2005	2004
Net interest expense	$13,747	$11,635
Other corporate expenses, net	9,009	8,593

Loss before income taxes	$22,756	$20,228

     Interest expense, net of interest capitalized into inventory, increased $2.1 million in the three months ended March 31, 2005. This is a result of the continued increase in debt levels necessary to support our growth. Interest incurred for the three months ended March 31, 2005 and 2004, excluding interest incurred by our financial services operations, was approximately $55.7 and $48.8 million, respectively.

     The increase in other corporate expenses, net for the three months ended March 31, 2005 is due to higher corporate overhead.

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

	Three Months Ended
	March 31,
	2005	2004
Interest in inventory at beginning of period	$223,591	$200,584
Interest capitalized	40,664	36,281
Interest expensed	(30,544)	(21,612)

Interest in inventory at end of period	$233,711	$215,253

Liquidity and Capital Resources

     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.

     At March 31, 2005, we had cash and equivalents of $350.7 million and $3.5 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $79.1 million. Sources of our working capital include our cash and equivalents, our $1.345 billion committed unsecured revolving credit facility and Pulte Mortgage’s $940 million committed credit arrangements.

     During April 2005, we amended our credit agreement to increase our committed unsecured revolving credit facility from $1.310 billion to $1.345 billion. We had no outstanding borrowings under this unsecured revolving credit facility at March 31, 2005.

     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 42.4% at March 31, 2005, and approximately 39.8% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.

     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At March 31, 2005, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program.

     Our income tax liability and related effective tax rate are affected by a number of factors. At March 31, 2005, our effective tax rate was 37.3% compared to 38% at March 31, 2004. The reduction in the effective tax rate for 2005 was principally due to the new manufacturing deduction established by the American Jobs Creation Act of 2004. We anticipate that our effective tax rate for 2005 will be approximately 37.3%.

     Our net cash used in operating activities for the quarter ended March 31, 2005, amounted to $264.7 million, compared with $117.8 million for the year ended March 31, 2004. The increases in net income for both years were offset primarily by significant investments in land necessary to support the continued growth of the business.

     Cash used in investing activities was $72.4 million for the quarter ended March 31, 2005, compared with $33.8 million in the prior year. The change in net cash used in investing activities primarily relates to our investments in unconsolidated entities.

     During the first quarter of 2005, we invested approximately $12.5 million in new joint ventures that develop and/or sell land within the United States. Also, we contributed $71.5 million of additional capital contributions to and received $33.2 million in distributions from our unconsolidated joint ventures for the quarter ended March 31, 2005. Further, we incurred approximately $20.7 million in capital expenditures to support the growth of our business.

     Net cash provided by financing activities totaled $373.2 million for the quarter ended March 31, 2005. Cash inflows from financing activities for the quarter ended March 31, 2005 are primarily attributed to the issuance of senior notes. Cash outflows from financing activities for the quarter ended March 31, 2005 primarily relate to repayment of debt from Pulte Mortgage’s committed credit arrangements, dividends paid and stock repurchases.

     Our $125 million, 7.3% unsecured senior notes are due in 2005. We anticipate repaying these notes in 2005 by issuing new unsecured senior notes and/or using cash provided by operations.

     During January 2005, the minority shareholders of Pulte Mexico exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which would result in our owning 100% of Pulte Mexico. Accordingly, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million. The purchase of the remaining 40% minority interest, for approximately $12.5 million, will be completed in the second quarter of 2005, subject to regulatory approval by an agency of the Mexican government.

     In February 2005, we sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.

Liquidity and Capital Resources (continued)

     In connection with the sale of the $300 million unsecured senior notes, as discussed above, $250 million in securities were available for sale under our shelf registration statement on Form S-3. As permitted by the rules of the Securities and Exchange Commission (the “SEC”), the additional $50 million of securities were to be registered through a supplemental registration statement filed at the time of sale pursuant to Rule 462(b) of the Securities Act of 1933 (the “Securities Act”). We recently discovered that, due to an administrative error, the supplemental registration statement was not filed with the SEC. Consequently, $50 million of the notes were sold without registration under the Securities Act, which may give rise to certain claims by purchasers of the notes under Section 12(a)(1) of the Securities Act. We would vigorously defend against any such claims and believe that the aggregate impact of such claims, if successful, would be immaterial. We also believe it would be impossible to determine which notes have been affected by our administrative error.

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

New Accounting Pronouncements

     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes model to estimate the value of stock options granted to employees and we are considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after December 15, 2005. We are still evaluating the impact of adopting SFAS No. 123(R).

Critical Accounting Policies and Estimates

     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Quantitative disclosure:

     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2005, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of March 31, 2005 for the
	years ended December 31,
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$125,000	$—	$—	$—	$400,000	$2,998,563	$3,523,563	$3,694,506
Average interest rate	7.30%	—	—	—	4.88%	6.58%	6.41%

Limited recourse collateralized financing	$50,389	$20,662	$4,608	$2,389	$1,009	$—	$79,057	$79,057
Average interest rate	2.93%	3.67%	2.65%	5.25%	5.25%	—	3.21%

Qualitative disclosure:

     This information can be found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form
10-K for the fiscal year ended December 31, 2004, and is incorporated herein by reference.

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

Item 4. Controls and Procedures

     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There has been no change in our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

(b) Reports on Form 8-K

     On April 28, 2005, we filed a Current Report on Form 8-K, reporting the information required by Item 2.02 in connection with our press release dated April 27, 2005, announcing our earnings for the three-month period ended March 31, 2005. No financial statements were filed, although we furnished the financial information included in the press release with the Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ ROGER A. CREGG

Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ VINCENT J. FREES

Vincent J. Frees
Vice President and Controller
(Principal Accounting Officer)

Date: May 6, 2005

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)