Form 10-Q
period 2005-06-30
PULTE HOMES INC/MI/
filed 2005-08-04
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Registrant’s telephone number, including area code (248) 647-2750
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).
YES ☑ NO ☐
Number of shares of common stock outstanding as of July 31, 2005: 129,232,820
Website Access to Company Reports, Codes and Charters
Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors, are also posted on our website and are available in print upon request.

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$450,772	$314,634
Unfunded settlements	70,427	118,471
House and land inventory	8,703,503	7,390,791
Land held for sale	182,882	230,743
Land, not owned, under option agreements	109,473	106,380
Residential mortgage loans available-for-sale	519,550	697,077
Investments in unconsolidated entities	242,080	258,868
Goodwill	312,975	307,693
Intangible assets, net	131,329	135,454
Other assets	908,082	846,786

Total assets	$11,631,073	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $377,284 and $304,394 in 2005 and 2004, respectively	$1,941,984	$1,862,051
Customer deposits	480,447	341,050
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	455,837	617,415
Income taxes	157,506	202,557
Senior notes and unsubordinated notes	3,510,813	2,861,550

Total liabilities	6,546,587	5,884,623

Shareholders’ equity	5,084,486	4,522,274

Total liabilities and shareholders’ equity	$11,631,073	$10,406,897

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Homebuilding	$3,253,456	$2,490,722	$5,776,526	$4,496,985
Financial services	36,258	23,874	66,534	48,446
Corporate	1,257	562	2,505	1,459

Total revenues	3,290,971	2,515,158	5,845,565	4,546,890

Expenses:
Homebuilding, principally cost of sales	2,778,830	2,181,021	4,954,527	3,970,095
Financial services	21,174	16,131	42,692	31,714
Corporate, net	30,363	24,430	54,367	45,555

Total expenses	2,830,367	2,221,582	5,051,586	4,047,364

Other income:
Equity income	23,841	10,383	38,636	17,606

Income from continuing operations before income taxes	484,445	303,959	832,615	517,132

Income taxes	180,680	115,489	310,530	196,485

Income from continuing operations	303,765	188,470	522,085	320,647

Loss from discontinued operations	(54)	(867)	(132)	(1,415)

Net income	$303,711	$187,603	$521,953	$319,232

Per share data:

Basic:
Income from continuing operations	$2.37	$1.49	$4.09	$2.55
Loss from discontinued operations	—	(.01)	—	(.01)

Net income	$2.37	$1.49	$4.09	$2.54

Assuming dilution:
Income from continuing operations	$2.30	$1.46	$3.97	$2.49
Loss from discontinued operations	—	(.01)	—	(.01)

Net income	$2.30	$1.45	$3.97	$2.48

Cash dividends declared	$.05	$.05	$.10	$.10

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	127,937	126,254	127,686	125,538
Assuming dilution:
Effect of dilutive securities	3,902	3,102	3,940	3,287

Adjusted weighted-average common shares and effect of dilutive securities	131,839	129,356	131,626	128,825

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2004	$1,279	$1,116,018	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise, including tax benefit of $24,143	12	47,302		—	—	47,314
Stock-based compensation	—	23,144	—	—	—	23,144
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared	—	—	—	—	(12,963)	(12,963)
Stock repurchases	(3)	(2,518)	—	—	(18,598)	(21,119)
Comprehensive income (loss):
Net income	—	—	—	—	521,953	521,953
Change in fair value of derivatives	—	—	—	(324)	—	(324)
Foreign currency translation adjustments	—	—	—	4,163	—	4,163

Total comprehensive income						525,792

Shareholders’ Equity, June 30, 2005	$1,292	$1,183,942	$—	$(10,541)	$3,909,793	$5,084,486

Shareholders’ Equity, December 31, 2003	$1,252	$1,015,991	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $21,505	15	47,435	—	—	—	47,450
Stock-based compensation	—	10,923	—	—	—	10,923
Restricted stock award	2	(2)	—	—	—	—
Restricted stock award amortization	—	—	347	—	—	347
Cash dividends declared	—	—	—	—	(12,679)	(12,679)
Comprehensive income:
Net income	—	—	—	—	319,232	319,232
Change in fair value of derivatives	—	—	—	(230)	—	(230)
Foreign currency translation adjustments	—	—	—	(1,817)	—	(1,817)

Total comprehensive income						317,185

Shareholders’ Equity, June 30, 2004	$1,269	$1,074,347	$(309)	$(41,189)	$2,777,231	$3,811,349

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$521,953	$319,232
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization and depreciation	28,698	22,026
Stock-based compensation expense	23,188	11,270
Deferred income taxes	34,785	18,410
Other, net	(2,113)	(16,631)
Increase (decrease) in cash due to:
Inventories	(1,324,967)	(1,307,949)
Residential mortgage loans available-for-sale	177,527	205,646
Other assets	28,333	85,198
Accounts payable, accrued and other liabilities	193,024	117,617
Income taxes	(20,909)	56,880

Net cash used in operating activities	(340,481)	(488,301)

Cash flows from investing activities:
Investment in subsidiary	(31,172)	—
Distributions from unconsolidated entities	123,180	29,846
Investments in unconsolidated entities	(92,042)	(142,290)
Proceeds from sales of subsidiaries	11,366	—
Proceeds from sales of property and equipment	3,251	5,159
Capital expenditures	(37,666)	(38,586)
Other, net	—	503

Net cash used in investing activities	(23,083)	(145,368)

Cash flows from financing activities:
Proceeds from borrowings	672,011	629,747
Repayment of borrowings	(161,608)	(322,744)
Issuance of common stock	23,171	25,945
Common stock repurchases	(21,119)	—
Dividends paid	(12,963)	(12,679)

Net cash provided by financing activities	499,492	320,269

Effect of exchange rate changes on cash and equivalents	210	968

Net increase (decrease) in cash and equivalents	136,138	(312,432)

Cash and equivalents at beginning of period	314,634	401,883

Cash and equivalents at end of period	$450,772	$89,451

Supplemental disclosure of cash flow information—cash paid during the period for:

Interest, net of amounts capitalized	$18,308	$15,220

Income taxes	$301,903	$119,994

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
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
     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Six Months Ended
	June 30,
	2005	2004
Allowance for warranties at beginning of period	$83,652	$62,091

Warranty reserves provided	59,825	45,217
Payments and other adjustments	(59,676)	(44,400)

Allowance for warranties at end of period	$83,801	$62,908

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported ($000’s omitted)	$303,711	$187,603	$521,953	$319,232

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	2,761	2,306	8,016	4,918

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(2,930)	(4,492)	(8,313)	(8,083)

Pro forma net income ($000’s omitted)	$303,542	$185,417	$521,656	$316,067

Earnings per share:
Basic — as reported	$2.37	$1.49	$4.09	$2.54

Basic — pro forma	$2.37	$1.47	$4.09	$2.52

Diluted — as reported	$2.30	$1.45	$3.97	$2.48

Diluted — pro forma	$2.30	$1.43	$3.96	$2.45

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $3.9 million and $6.5 million for the three and six months ended June 30, 2005, compared with $1.0 million and $2.1 million for the three and six months ended June 30, 2004. These amounts have been excluded from the reconciliation above, as they would have no impact on pro forma net income as presented.

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At June 30, 2005 and December 31, 2004, the Company classified $109.5 and $106.4 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $15.2 million and $18.9 million, respectively. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at June 30, 2005 and December 31, 2004, had a total purchase price of $7.2 billion and $6.3 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $375.7 million and $311.7 million, included in other assets, as well as letters of credit and surety bonds posted in lieu of cash deposits at June 30, 2005 and December 31, 2004, respectively.
New accounting pronouncements
     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and is considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after December 15, 2005. The Company is still evaluating the impact of adopting SFAS No. 123(R).

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements (continued)
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Homebuilding	$3,253,456	$2,490,722	$5,776,526	$4,496,985
Financial services	36,258	23,874	66,534	48,446
Corporate	1,257	562	2,505	1,459

Total revenues	3,290,971	2,515,158	5,845,565	4,546,890

Cost of sales (a):
Homebuilding	2,494,195	1,940,411	4,399,624	3,509,245

Selling, general and administrative:
Homebuilding	274,714	230,741	537,373	443,041
Financial services	17,905	14,655	36,622	28,740
Corporate	14,249	11,761	23,283	20,325

Total selling, general and administrative	306,868	257,157	597,278	492,106

Interest:
Financial services	3,269	1,476	6,070	2,974
Corporate	16,160	12,673	31,155	25,205

Total interest	19,429	14,149	37,225	28,179

Other (income) expense, net:
Homebuilding	9,921	9,869	17,530	17,809
Corporate	(46)	(4)	(71)	25

Total other (income) expense, net	9,875	9,865	17,459	17,834

Total costs and expenses	2,830,367	2,221,582	5,051,586	4,047,364

Equity income:
Homebuilding	23,399	9,757	36,868	15,880
Financial services	442	626	1,768	1,726

Total equity income	23,841	10,383	38,636	17,606

Income (loss) before income taxes:
Homebuilding	498,025	319,458	858,867	542,770
Financial services	15,526	8,369	25,610	18,458
Corporate	(29,106)	(23,868)	(51,862)	(44,096)

Total income from continuing operations before income taxes	$484,445	$303,959	$832,615	$517,132

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $41.1 million and $29.5 million for the three months ended June 30, 2005 and 2004 and $71.6 million and $51.1 million for the six months ended June 30, 2005 and 2004, has been included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Corporate	Total
At June 30, 2005:

Inventory	$8,703,503	$—	$—	$8,703,503

Total assets	10,994,731	564,878	71,464	$11,631,073

At December 31, 2004:

Inventory	$7,390,791	$—	$—	$7,390,791

Total assets	9,448,050	719,505	239,342	$10,406,897

3.	Inventory
          Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30,	December 31,
	2005	2004
Homes under construction	$3,495,754	$2,616,027
Land under development	4,302,964	4,089,878
Land held for future development	904,785	684,886

Total	$8,703,503	$7,390,791

4.	Investments in unconsolidated entities
     The Company’s investments in unconsolidated entities totaled $242.1 million at June 30, 2005 and $258.9 million at December 31, 2004. All of these investments are accounted for under the equity method, except for the Company’s ownership interest in a Mexican mortgage banking company, as described below.
     During February 2005, 25% of the Company’s investment in the capital stock of a mortgage banking company in Mexico was redeemed for a gain of approximately $620 thousand. The remaining ownership interest of 16.66% is accounted for under the cost method.
5.	Acquisition
     During January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to the Company, the consummation of which has resulted in the Company owning 100% of Pulte Mexico. In March 2005, the Company purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, the Company purchased the remaining 40% of the minority interest of Pulte Mexico for approximately $12.5 million in cash. The Company has assigned approximately $17.6 million of the purchase price premium to house and land inventory, which will be amortized through cost of sales as homes are sold. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6.	Senior notes and unsubordinated notes
     The Company’s $125 million, 7.3% unsecured senior notes are due in October 2005. The Company anticipates repaying these notes by using its revolving credit facility and/or cash provided by operations.
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
     During April 2005, the Company amended its credit agreement to increase its committed unsecured revolving credit facility from $1.31 billion to $1.345 billion. During May 2005, the Company amended its credit agreement to increase its committed unsecured revolving credit facility from $1.345 billion to $1.38 billion.
7.	Shareholders’ equity
     Pursuant to the $100 million stock repurchase program authorized by the Company’s Board of Directors in October 2002, the Company repurchased 115,000 shares and 285,000 shares of Pulte Homes, Inc. common stock in open-market transactions or otherwise, for a total of $9.5 million and $21.1 million, for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, the Company had remaining authorization to purchase common stock aggregating $41.6 million.
     On July 27, 2005 the Company’s Board of Directors declared a two-for-one stock split of the common stock which will be distributed on September 1, 2005, to shareholders of record as of August 15, 2005.
Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2005	2004
Foreign currency translation adjustments:
Mexico	$(10,355)	$(14,518)
Fair value of derivatives, net of income taxes of $(114) in 2005 and $84 in 2004	(186)	138

	$(10,541)	$(14,380)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.	Supplemental Guarantor information
     At June 30, 2005, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $125 million, 7.3%, due 2005, (2) $400 million, 4.875%, due 2009, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $350 million, 5.2%, due 2015, (8) $150 million, 7.625%, due 2017, (9) $300 million, 7.875%, due 2032, (10) $400 million, 6.375%, due 2033, and (11) $300 million, 6%, due 2035. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.	Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$416,789	$33,983	$—	$450,772
Unfunded settlements	—	95,871	(25,444)	—	70,427
House and land inventory	—	8,499,144	204,359	—	8,703,503
Land held for sale	—	182,141	741	—	182,882
Land, not owned, under option agreements	—	109,473	—	—	109,473
Residential mortgage loans available-for-sale	—	—	519,550	—	519,550
Investments in unconsolidated entities	1,448	207,749	32,883	—	242,080
Goodwill	—	306,993	5,982	—	312,975
Intangible assets, net	—	131,329	—	—	131,329
Other assets	43,887	780,981	83,214	—	908,082
Investment in subsidiaries	9,388,760	69,569	1,345,871	(10,804,200)	—

	$9,434,095	$10,800,039	$2,201,139	$(10,804,200)	$11,631,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$173,047	$1,973,097	$276,287	$—	$2,422,431
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	455,837	—	455,837
Income taxes	158,087	—	(581)	—	157,506
Senior notes and unsubordinated notes	3,510,813	—	—	—	3,510,813
Advances (receivable) payable — subsidiaries	507,662	(589,186)	81,524	—	—

Total liabilities	4,349,609	1,383,911	813,067	—	6,546,587

Shareholders’ equity	5,084,486	9,416,128	1,388,072	(10,804,200)	5,084,486

	$9,434,095	$10,800,039	$2,201,139	$(10,804,200)	$11,631,073

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,213,430	$40,026	$—	$3,253,456
Financial services	—	6,404	29,854	—	36,258
Corporate	12	1,198	47	—	1,257

Total revenues	12	3,221,032	69,927	—	3,290,971

Expenses:
Homebuilding:
Cost of sales	—	2,458,880	35,315	—	2,494,195
Selling, general and administrative and other expense	4,660	275,278	4,697	—	284,635
Financial services	(258)	2,251	19,181	—	21,174
Corporate, net	35,208	(2,128)	(2,717)	—	30,363
Intercompany interest	44,499	(44,499)	—		—

Total expenses	84,109	2,689,782	56,476	—	2,830,367

Other Income:
Equity income	—	21,999	1,842	—	23,841

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(84,097)	553,249	15,293	—	484,445
Income taxes (benefit)	(31,811)	207,143	5,348	—	180,680

Income (loss) from continuing operations before equity in income of subsidiaries	(52,286)	346,106	9,945	—	303,765
Income (loss) from discontinued operations	(42)	—	(12)	—	(54)

Income (loss) before equity in income of subsidiaries	(52,328)	346,106	9,933	—	303,711

Equity in income (loss) of subsidiaries:
Continuing operations	356,051	7,244	110,609	(473,904)	—
Discontinued operations	(12)	—	—	12	—

	356,039	7,244	110,609	(473,892)	—

Net income	$303,711	$353,350	$120,542	$(473,892)	$303,711

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$5,699,724	$76,802	$—	$5,776,526
Financial services	—	12,143	54,391	—	66,534
Corporate	70	2,255	180	—	2,505

Total revenues	70	5,714,122	131,373	—	5,845,565

Expenses:
Homebuilding:
Cost of sales	—	4,336,107	63,517	—	4,399,624
Selling, general and administrative and other expense	8,843	533,258	12,802	—	554,903
Financial services	1,039	4,185	37,468	—	42,692
Corporate, net	66,275	(7,044)	(4,864)	—	54,367
Intercompany interest	87,289	(87,289)	—	—	—

Total expenses	163,446	4,779,217	108,923	—	5,051,586

Other Income:
Equity income	—	34,651	3,985	—	38,636

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(163,376)	969,556	26,435	—	832,615
Income taxes (benefit)	(61,129)	361,676	9,983	—	310,530

Income (loss) from continuing operations before equity in income of subsidiaries	(102,247)	607,880	16,452	—	522,085
Income (loss) from discontinued operations	(106)	—	(26)	—	(132)

Income (loss) before equity in income of subsidiaries	(102,353)	607,880	16,426	—	521,953

Equity in income (loss) of subsidiaries:
Continuing operations	624,332	11,025	161,291	(796,648)	—
Discontinued operations	(26)	—	—	26	—

	624,306	11,025	161,291	(796,622)	—

Net income	$521,953	$618,905	$177,717	$(796,622)	$521,953

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,450,473	$40,249	$—	$2,490,722
Financial services	—	4,523	19,351	—	23,874
Corporate	89	301	172	—	562

Total revenues	89	2,455,297	59,772	—	2,515,158

Expenses:
Homebuilding:
Cost of sales	—	1,907,839	32,572	—	1,940,411
Selling, general and administrative and other expense	3,761	222,822	14,027	—	240,610
Financial services	245	1,364	14,522	—	16,131
Corporate, net	23,134	1,377	(81)	—	24,430
Intercompany interest	26,290	(26,290)	—	—	—

Total expenses	53,430	2,107,112	61,040	—	2,221,582

Other Income:
Equity income	—	8,346	2,037	—	10,383

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(53,341)	356,531	769	—	303,959
Income taxes (benefit)	(20,359)	135,678	170	—	115,489

Income (loss) from continuing operations before equity in income of subsidiaries	(32,982)	220,853	599	—	8,470
Income (loss) from discontinued operations	(106)	—	(761)	—	(867)

Income (loss) before equity in income of subsidiaries	(33,088)	220,853	(162)	—	187,603

Equity in income of subsidiaries:
Continuing operations	221,452	3,144	59,880	(284,476)	—
Discontinued operations	(761)	—	—	761	—

	220,691	3,144	59,880	(283,715)	—

Net income	$187,603	$223,997	$59,718	$(283,715)	$187,603

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$4,416,155	$80,830	$—	$4,496,985
Financial services	—	8,771	39,675	—	48,446
Corporate	89	1,078	292	—	1,459

Total revenues	89	4,426,004	120,797	—	4,546,890

Expenses:
Homebuilding:
Cost of sales	—	3,443,775	65,470	—	3,509,245
Selling, general and administrative and other expense	7,586	431,310	21,954	—	460,850
Financial services	497	2,595	28,622	—	31,714
Corporate, net	42,899	2,741	(85)	—	45,555
Intercompany interest	53,752	(53,752)	—	—	—

Total expenses	104,734	3,826,669	115,961	—	4,047,364

Other Income:
Equity income	—	13,927	3,679	—	17,606

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(104,645)	613,262	8,515	—	517,132
Income taxes (benefit)	(40,133)	233,193	3,425	—	196,485

Income (loss) from continuing operations before equity in income of subsidiaries	(64,512)	380,069	5,090	—	320,647
Income (loss) from discontinued operations	(314)	—	(1,101)	—	(1,415)

Income (loss) before equity in income of subsidiaries	(64,826)	380,069	3,989	—	319,232

Equity in income of subsidiaries:
Continuing operations	385,159	7,515	110,153	(502,827)	—
Discontinued operations	(1,101)	—	—	1,101	—

	384,058	7,515	110,153	(501,726)	—

Net income	$319,232	$387,584	$114,142	$(501,726)	$319,232

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$521,953	$618,905	$177,717	$(796,622)	$521,953
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(624,306)	(11,025)	(161,291)	796,622	—
Amortization and depreciation	—	24,469	4,229	—	28,698
Stock-based compensation expense	23,188	—	—	—	23,188
Deferred income taxes	34,028	(3)	760		34,785
Other, net	705	387	(3,205)	—	(2,113)
Increase (decrease) in cash due to:
Inventory	—	(1,309,491)	(15,476)		(1,324,967)
Residential mortgage loans available-for-sale	—	—	177,527	—	177,527
Other assets	(11,522)	21,302	18,553	—	28,333
Accounts payable, accrued and other liabilities	15,098	189,974	(12,048)	—	193,024
Income taxes	(235,578)	207,279	7,390	—	(20,909)

Net cash provided by (used in) operating activities	(276,434)	(258,203)	194,156	—	(340,481)

Cash flows from investing activities:
Dividends received from subsidiaries	1,362	18,000	—	(19,362)	—
Investment in subsidiary	(36,217)	(1,106)	(31,172)	37,323	(31,172)
Distributions from unconsolidated subsidiaries	—	122,480	700	—	123,180
Investments in unconsolidated subsidiaries	—	(92,042)	—	—	(92,042)
Proceeds from sales of subsidiaries	—	—	11,366	—	11,366
Proceeds from sales of property and equipment	—	3,033	218	—	3,251
Capital expenditures	—	(32,037)	(5,629)	—	(37,666)

Net cash provided by (used in) investing activities	(34,855)	18,328	(24,517)	17,961	(23,083)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	648,557	23,454	—	—	672,011
Repayment of borrowings	—	—	(161,608)	—	(161,608)
Capital contributions from parent	—	7,943	29,380	(37,323)	—
Advances (to) from affiliates	(326,357)	441,254	(114,897)	—	—
Issuance of common stock	23,171	—	—	—	23,171
Common stock repurchases	(21,119)	—	—	—	(21,119)
Dividends paid	(12,963)	(1,362)	(18,000)	19,362	(12,963)

Net cash provided by (used in) financing activities	311,289	471,289	(265,125)	(17,961)	499,492

Effect of exchange rate changes on cash and equivalents	—	—	210	—	210

Net increase (decrease) in cash and equivalents	—	231,414	(95,276)	—	136,138
Cash and equivalents at beginning of period	—	185,375	129,259	—	314,634

Cash and equivalents at end of period	$—	$416,789	$33,983	$—	$450,772

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$319,232	$387,584	$114,142	$(501,726)	$319,232
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(384,058)	(7,515)	(110,153)	501,726	—
Amortization and depreciation	—	18,939	3,087	—	22,026
Stock-based compensation expense	11,270	—	—	—	11,270
Deferred income taxes	23,146	—	(4,736)	—	18,410
Other, net	580	(13,716)	(3,495)	—	(16,631)
Increase (decrease) in cash due to:
Inventory	—	(1,295,263)	(12,686)	—	(1,307,949)
Residential mortgage loans available-for-sale	—	—	205,646	—	205,646
Other assets	49,411	15,585	20,202	—	85,198
Accounts payable, accrued and other liabilities	1,170	119,160	(2,713)	—	117,617
Income taxes	(82,849)	135,678	4,051	—	56,880

Net cash provided by (used in) operating activities	(62,098)	(639,548)	213,345	—	(488,301)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	11,000	—	(19,526)	—
Investment in subsidiary	(103,000)	(836)	(128,274)	232,110	—
Distributions from unconsolidated subsidiaries	—	27,558	2,288	—	29,846
Investments in unconsolidated subsidiaries	—	(141,889)	(401)	—	(142,290)
Proceeds from sales of property and equipment	—	5,109	50	—	5,159
Capital expenditures	—	(31,042)	(7,544)	—	(38,586)
Other, net	—	—	503	—	503

Net cash provided by (used in) investing activities	(94,474)	(130,100)	(133,378)	212,584	(145,368)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2004
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	626,655	—	3,092	—	629,747
Repayment of borrowings	—	(133,518)	(189,226)	—	(322,744)
Capital contributions from parent	—	128,273	103,837	(232,110)	—
Advances (to) from affiliates	(486,298)	547,149	(60,851)	—	—
Issuance of common stock	25,945	—	—	—	25,945
Dividends paid	(12,679)	(8,526)	(11,000)	19,526	(12,679)

Net cash provided by (used in) financing activities	153,623	533,378	(154,148)	(212,584)	320,269

Effect of exchange rate changes on cash and equivalents	—	—	968	—	968

Net decrease in cash and equivalents	(2,949)	(236,270)	(73,213)	—	(312,432)

Cash and equivalents at beginning of period	2,949	305,356	93,578	—	401,883

Cash and equivalents at end of period	$—	$69,086	$20,365	$—	$89,451

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     A summary of our operating results by business segment for the three and six months ended June 30, 2005 and 2004 is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pre-tax income (loss):
Homebuilding operations	$498,025	$319,458	$858,867	$542,770
Financial services operations	15,526	8,369	25,610	18,458
Corporate	(29,106)	(23,868)	(51,862)	(44,096)

Income from continuing operations before income taxes	484,445	303,959	832,615	517,132
Income taxes	180,680	115,489	310,530	196,485

Income from continuing operations	303,765	188,470	522,085	320,647
Loss from discontinued operations	(54)	(867)	(132)	(1,415)

Net income	$303,711	$187,603	$521,953	$319,232

Per share data — assuming dilution:
Income from continuing operations	$2.30	$1.46	$3.97	$2.49
Loss from discontinued operations	—	(.01)	—	(.01)

Net income	$2.30	$1.45	$3.97	$2.48

     A comparison of pre-tax income for the three and six months ended June 30, 2005 and 2004 is as follows:
•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from leveraging construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 56% and 58% for the three and six months ended June 30, 2005, respectively. Domestic unit settlements increased 20% and 17%, respectively, for the three and six months ended June 30, 2005, and domestic average unit selling prices increased 10% for both the three and six months ended June 30, 2005. Domestic homebuilding settlement gross margin percentages increased 170 basis points to 23.8% for the three months ended June 30, 2005 and 210 basis points to 24.1% for the six months ended June 30, 2005.

•	Pre-tax income of our financial services business segment increased 86% and 39% for the three and six months ended June 30, 2005, respectively, as a result of increased volume originations and the favorable interest rate environment experienced during the second quarter of 2005. The capture rates were 88.0% and 88.4% for the quarters ended June 30, 2005 and 2004, respectively, and 88.3% and 87.4% for the six months ended June 30, 2005 and 2004, respectively.

•	Higher net interest expense associated with increased debt funding to support business growth in 2005 and beyond, along with higher compensation related expenses, resulted in an increase in the pre-tax loss of our non-operating Corporate segment of 22% and 18% for the three and six months ended June 30, 2005, respectively.

Homebuilding Operations
     Our Homebuilding segment consists of the following operations:
•	Domestic Homebuilding — We conduct our Domestic Homebuilding operations in 54 markets located throughout 28 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding — We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico and Puerto Rico. International operations focus on meeting the demand of first-time buyers and middle-to-upper income consumer groups. We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.
     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Homebuilding settlement revenues:
Domestic	$3,155,898	$2,394,778	$5,618,007	$4,337,319
International	40,026	40,249	76,802	80,830

Total	$3,195,924	$2,435,027	$5,694,809	$4,418,149

Homebuilding settlements units:
Domestic	10,194	8,480	18,213	15,519
International	1,542	1,533	2,805	3,080

Total	11,736	10,013	21,018	18,599

Note: Homebuilding settlement revenues of affiliates, not included in the table above, for the three months ended June 30, 2005 and 2004 were $22,302 and $21,616, respectively; for the six months ended June 30, 2005 and 2004, were $37,116 and $30,166, respectively. Homebuilding unit settlements of affiliates not included in the table above, for the three months ended June 30, 2005 and 2004 were 61 and 78, respectively; for the six months ended June 30, 2005 and 2004 were 111 and 114, respectively.
Domestic Homebuilding
     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 54 markets located throughout 28 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

Homebuilding Operations (continued)
Domestic Homebuilding (continued)
     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Unit settlements:
Northeast	868	695	1,406	1,214
Southeast	2,952	2,058	5,283	3,763
Midwest	1,147	1,163	2,048	1,936
Central	1,538	1,214	2,464	2,188
West	3,689	3,350	7,012	6,418

	10,194	8,480	18,213	15,519

Net new orders – units:
Northeast	1,228	856	2,256	1,570
Southeast	3,717	2,426	7,434	5,195
Midwest	1,710	1,449	3,229	2,936
Central	2,291	1,605	3,911	3,181
West	4,635	4,440	8,818	8,645

	13,581	10,776	25,648	21,527

Net new orders – dollars ($000’s omitted)	$4,406,000	$3,303,000	$8,239,000	$6,456,000

Unit backlog:
Northeast			2,333	1,891
Southeast			7,456	5,158
Midwest			2,458	2,401
Central			2,524	2,149
West			8,580	8,361

			23,351	19,960

Backlog at June 30 – dollars ($000’s omitted)			$7,775,000	$6,266,000

     Continued strong demand for new homes, an increase in the number of active selling communities, and market share expansion drove increases in net new orders, unit settlements and unit backlog, particularly in the Northeast, Southeast and Central regions. For the three and six months ended June 30, 2005, unit net new orders increased 26% and 19% to a record 13,581 and 25,648 units, respectively, compared with the same periods in 2004. The dollar value of net new orders increased 33% and 28%, respectively, for the three and six months ended June 30, 2005, compared with the same periods in 2004. For the quarter ended June 30, 2005, we had 649 active selling communities, an increase of 17% from the same period in the prior year. Unit settlements also set a record for the respective three and six months ended June 30, 2005, at 10,194 and 18,213 units, representing an increase of 20% and 17% over the same periods in 2004. The average selling price for homes closed increased 10% to $310,000 and $308,000 for the respective three and six months ended June 30, 2005 compared with the same periods in 2004. Changes in average selling price reflect a number of factors, including changes in market selling prices, and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 23,351 units at June 30, 2005. The dollar value of backlog was up 24% to $7.8 billion.

Homebuilding Operations (continued)
Domestic Homebuilding (continued)
     The following table presents markets that represent 10% or more of total Domestic Homebuilding unit new orders, unit settlements, and settlement revenues for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Unit net new orders:
Phoenix	*	17.9%	11.2%	16.2%

Unit settlements:
Phoenix	14.0%	15.6%	14.9%	16.1%
Las Vegas	*	10.2%	*	10.7%

Settlement revenues:
Phoenix	13.5%	13.1%	13.9%	13.2%
Las Vegas	*	13.3%	*	13.9%

*	Represents less than 10%.
     At June 30, 2005 and December 31, 2004, our Domestic Homebuilding operations controlled approximately 365,700 and 343,400 lots, respectively. Approximately 166,600 and 158,000 lots were owned, and approximately 144,100 and 125,800 lots were under option agreements approved for purchase at June 30, 2005 and December 31, 2004, respectively. In addition, there were approximately 55,000 and 59,600 lots under option agreements, pending approval, at June 30, 2005 and December 31, 2004, respectively. We believe that the strength of our land supply, and our entitlement expertise, will enable us to continue opening new communities during the course of 2005 and beyond.
     The total purchase price related to approved land under option for use by our homebuilding operations at future dates approximated $5.3 billion at June 30, 2005. In addition, total purchase price related to land under option pending approval was valued at $2.0 billion at June 30, 2005. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $387.2 million, which are generally non-refundable.
     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and six months ended June 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Home sale revenue (settlements)	$3,155,898	$2,394,778	$5,618,007	$4,337,319
Land sale revenue	57,532	55,695	81,717	78,836
Home cost of sales (a)	(2,405,353)	(1,865,771)	(4,261,821)	(3,382,095)
Land cost of sales	(53,527)	(42,068)	(74,286)	(61,680)
Selling, general and administrative expense	(267,327)	(223,651)	(521,758)	(429,252)
Equity income	21,557	7,908	33,609	13,212
Other income (expense), net	(10,277)	(8,809)	(17,383)	(15,733)

Pre-tax income	$498,503	$318,082	$858,085	$540,607

Average sales price	$310	$282	$308	$279

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $41.1 million and $29.5 million for the three months ended June 30, 2005 and 2004 and $71.6 million and $51.1 million for the six months ended June 30, 2005 and 2004, has been included as part of homebuilding cost of sales.

Homebuilding Operations (continued)
Domestic Homebuilding (continued)
     Domestic homebuilding gross profit margins from home settlements increased to 23.8% for the three months ended June 30, 2005, compared with 22.1% for the same period in the prior year. For the six months ended June 30, 2005, domestic homebuilding gross margin increased to 24.1%, compared with 22.0% for the same period in 2004. This increase is primarily attributable to favorable home pricing and product and geographic mix, as well as our ongoing initiatives to improve operational efficiencies, partially offset by increases in material and labor costs.
     We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended June 30, 2005 and 2004 were $4 million and $13.6 million, respectively, compared with $7.4 million and $17.2 million, respectively, for the six months ended June 30, 2005 and 2004. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of June 30, 2005, we had $182 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues declined to 8.5% for the three months ended June 30, 2005 compared with 9.3% for the same period in the prior year. For the six months ended June 30, 2005, selling, general and administrative expenses as a percentage of home settlement revenues declined to 9.3% from 9.9% for the same period in the prior year. This improvement can be attributed to increased selling prices and better overhead leverage from increased volume compared with the prior year period.
     The increase in equity income for the second quarter and first half of 2005, compared with the prior year periods, was primarily due to increased income from our joint venture which supplies and installs basic building components and operating systems, and a Nevada-based land development joint venture, related to the sale of commercial and residential properties.

Homebuilding Operations (continued)
International Homebuilding
     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico and Puerto Rico. We are currently in the process of evaluating various long-term strategic alternatives with regard to our International operations.
     The following table presents selected financial data for our International Homebuilding operations for the three and six months ended June 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$40,026	$40,249	$76,802	$80,830
Cost of sales	(35,315)	(32,572)	(63,517)	(65,470)
Selling, general and administrative expense	(7,387)	(7,090)	(15,615)	(13,789)
Other income (expense), net	114	(796)	(188)	(1,415)
Minority interest	242	(264)	41	(661)
Equity in income of joint ventures	1,842	1,849	3,259	2,668

Pre-tax income (loss)	$(478)	$1,376	$782	$2,163

Unit settlements	1,542	1,533	2,805	3,080

Note: Homebuilding settlement revenues of affiliates, not included in the table above, for the three months ended June 30, 2005 and 2004 were $22,302 and $21,616, respectively; for the six months ended June 30, 2005 and 2004, were $37,116 and $30,166, respectively. Homebuilding unit settlements of affiliates not included in the table above, for the three months ended June 30, 2005 and 2004 were 61 and 78, respectively; for the six months ended June 30, 2005 and 2004 were 111 and 114, respectively.
     During January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which would result in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% minority interest, for approximately $12.5 million in cash. We assigned approximately $17.6 million of the purchase price premium to house and land inventory, which will be amortized through cost of sales as homes are sold. During the three and six months ended June 30, 2005 approximately $2.7 million of purchase price premium was amortized through cost of sales. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill.
     International revenues and unit settlements for the three months ended June 30, 2005 were comparable with the second quarter of 2004. For the six months ended June 30, 2005, international revenues and unit settlements decreased 5% and 8.9%, respectively, compared with the six months ended June 30, 2004. Gross margins decreased approximately 730 basis points to 11.8% for the three months ended June 30, 2005 and 170 basis points to 17.3% for the six months ended June 30, 2005, as compared with the prior year periods, due to the amortization of premium resulting from the purchase of the minority interest in Pulte Mexico discussed above. Selling, general and administrative expenses as a percent of revenues increased to 18.5% from 17.6% for the three-month period and to 20.3% from 17.1% for the six-month period due to increased marketing expenses, new community start-up expenses, and non-recurring administrative costs.
     Our operations in Mexico are affected by fluctuations in currency rates for those countries. Transaction gains and losses for the three and six months ended June 30, 2005 and 2004, included in other income (expense), net, were not significant. During the three and six months ended June 30, 2005, we recorded foreign currency translation gains of $2.4 million and $3.5 million, respectively, as a component of accumulated other comprehensive income on the balance sheet. At June 30, 2005, our investments in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $29.6 million and $116 million, respectively. At December 31, 2004, our investment in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $28.8 million, and $72.2 million, respectively.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three and six months ended June 30, 2005 was $15.5 million and $25.6 million, respectively, compared with $8.4 million and $18.5 million, respectively, for the prior year periods. Loan originations for the three and six months ended June 30, 2005 increased 19% and 21% to 9,445 and 17,037 mortgages, respectively, compared with the prior year periods.
     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total originations:
Loans	9,445	7,957	17,037	14,070

Principal ($000’s omitted)	$1,829,200	$1,495,800	$3,318,600	$2,648,500

Originations for Pulte customers:
Loans	9,235	7,037	16,450	12,472

Principal ($000’s omitted)	$1,790,700	$1,348,400	$3,218,600	$2,393,000

     Mortgage origination unit and principal volume for the three months ended June 30, 2005 increased 19% and 22%, respectively, over the same period in 2004. For the six months ended June 30, 2005, mortgage origination unit and principal volume increased 21% and 25%, respectively, over the same period in 2004. The growth is attributable to volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 98% and 97% of total Pulte Mortgage unit production for the three and six months ended June 30, 2005, respectively, compared with 88% and 89% for the same periods in 2004. Refinancings accounted for approximately 1.1% and 1.6% of total unit originations for the three and six months ended June 30, 2005, respectively, compared with 3.4% and 3.7% for the same periods in the prior year. At June 30, 2005, loan application backlog increased to $5.2 billion as compared with $3.8 billion at June 30, 2004.
     Adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products, represented 48% of total funded origination dollars and 43% of total funded origination units for the three months ended June 30, 2005, compared with 42% and 40% in the prior year period, respectively. For the six months ended June 30, 2005, ARMs represented 50% of total funded origination dollars and 45% of total funded origination units compared with 37% and 35% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 63% of ARMs origination dollars and 52% of ARMs origination units for the three months ended June 30, 2005, compared with 35% and 26% in the prior year period, respectively. For the six months ended June 30, 2005, interest only mortgages represented 63% of ARMs origination dollars and 51% of ARMs origination units, compared with 29% and 21% in the prior year period, respectively.
     Income from our title operations increased to $4.5 million and $8.7 million for the three and six months ended June 30, 2005, respectively, from $3.5 million and $6.8 million for the same periods in 2004, respectively. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income from operations of approximately $700 thousand for the six months ended June 30, 2005. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a gain of approximately $620 thousand. Our remaining interest of 16.66% is accounted for under the cost method of accounting and therefore no income was recorded for the three months ended June 30, 2005. Income for the three and six months ended June 2004, was $200 thousand and $1 million, respectively.
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
     The following table presents results of operations for this segment for the three and six months ended June 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net interest expense	$14,903	$12,111	$28,650	$23,746
Other corporate expenses, net	14,203	11,757	23,212	20,350

Loss before income taxes	$29,106	$23,868	$51,862	$44,096

     Interest expense, net of interest capitalized into inventory, increased $2.8 million in the three months ended June 30, 2005 and $4.9 million for the six months ended June 30. This is a result of the continued increase in debt levels necessary to support our growth. Interest incurred for the three months ended June 30, 2005 and 2004, excluding interest incurred by our financial services operations, was approximately $60 million and $50.4 million, respectively, and $115.6 million and $99.2 million for the six months ended June 30, 2005 and 2004, respectively.
     The increase in other corporate expenses, net for the three and six months ended June 30, 2005 is due primarily to increased compensation-related expense.
     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements, over a period that approximates the average life cycle of our communities. Interest in inventory has increased primarily as a result of higher levels of indebtedness. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest in inventory at beginning of period	$233,711	$215,253	$223,591	$200,584
Interest capitalized	43,810	37,737	84,474	74,018
Interest expensed	(41,103)	(29,508)	(71,647)	(51,120)

Interest in inventory at end of period	$236,418	$223,482	$236,418	$223,482

Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.
     At June 30, 2005, we had cash and equivalents of $450.8 million and $3.5 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $71.3 million. Sources of our working capital include our cash and equivalents, our $1.38 billion committed unsecured revolving credit facility and Pulte Mortgage’s $940 million committed credit arrangements.
     During April 2005, we amended our credit agreement to increase our committed unsecured revolving credit facility from $1.31 billion to $1.345 billion. During May 2005, we amended the credit agreement to increase our committed unsecured revolving credit facility from $1.345 billion to $1.38 billion. We had no outstanding borrowings under this unsecured revolving credit facility at June 30, 2005.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 40.8% at June 30, 2005, and approximately 37.6% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At June 30, 2005, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program.
     On July 27, 2005, our Board of Directors declared a two-for-one stock split to be effected in the form of a 100 percent stock dividend. The additional shares of common stock will be distributed on September 1, 2005, to the shareholders of record as of August 15, 2005. We also announced a $.03 per share increase in our quarterly dividend, from $.05 to $.08 on a pre-split basis, an increase of 60%. The quarterly dividend of $.04 per share on a post-split basis will be payable October 3, 2005 to shareholders of record as of September 26, 2005.
     Our income tax liability and related effective tax rate are affected by a number of factors. At June 30, 2005, our effective tax rate was 37.3% compared to 38% at June 30, 2004. The reduction in the effective tax rate for 2005 was principally due to the new manufacturing deduction established by the American Jobs Creation Act of 2004. We anticipate that our effective tax rate for 2005 will be approximately 37.3%.
     Our net cash used in operating activities for the six months ended June 30, 2005 was $340.5 million, compared with $488.3 million for the six months ended June 30, 2004. Net income for both years was offset primarily by significant investments in land necessary to support the continued growth of the business.
     Cash used in investing activities was $23.1 million for the six months ended June 30, 2005, compared with $145.4 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we invested approximately $31.2 million to purchase our minority shareholders’ interest in Pulte Mexico. In addition, we invested approximately $12.5 million in new joint ventures that develop and/or sell land within the United States. Also, we made $79.5 million of additional capital contributions to and received $123.2 million in distributions from our unconsolidated joint ventures for the six months ended June 30, 2005. Further, we incurred approximately $37.7 million in capital expenditures to support the growth of our business.
     Net cash provided by financing activities totaled $499.5 million for the six months ended June 30, 2005. Cash inflows from financing activities for the six months ended June 30, 2005 are primarily attributed to the issuance of senior notes. Cash outflows from financing activities for the six months ended June 30, 2005 primarily relate to net repayment of debt from Pulte Mortgage’s committed credit arrangements, dividends paid and stock repurchases.
     We anticipate repaying our $125 million, 7.3% unsecured senior notes, due in 2005, using our revolving credit facility and/or using cash provided by operations.
     During January 2005, the minority shareholders of Pulte Mexico exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which would result in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% minority interest, for approximately $12.5 million in cash.

Liquidity and Capital Resources (continued)
     In February 2005, we sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.
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

New Accounting Pronouncements
     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes model to estimate the value of stock options granted to employees and we are considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). SFAS No. 123(R) also amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As originally issued, SFAS No. 95 required all income tax payments to be classified as operating cash outflows. This statement is effective for fiscal periods beginning after December 15, 2005. We are still evaluating the impact of adopting SFAS No. 123(R).
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB No. 107 on its consolidated financial statements.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2005, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of June 30, 2005 for the
	years ended December 31,
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$125,000	$—	$—	$—	$400,000	$2,998,563	$3,523,563	$3,752,554
Average interest rate	7.3%	—	—	—	4.88%	6.58%	6.41%

Limited recourse collateralized financing	$42,022	$20,960	$4,642	$2,741	$934	$—	$71,299	$71,299
Average interest rate	2.93%	2.33%	1.99%	3.07%	7.25%	—	3.05%
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There has been no change in our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

(d)
Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased	per share	or programs	($000’s omitted)
June 1, 2005 through June 30, 2005	115,000	$83.09	115,000	$41,646

Total	115,000 (2)	$83.09	115,000

(1) In October 2002 our Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise.
(2) All shares were purchased pursuant to the publicly announced programs.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 12, 2005. The following matters were considered and acted upon, with the results indicated below.

	Shares	Shares
	Voted For	Withheld
Election of Directors - Nominees to Serve a Three Year Term Expiring at the 2008 Annual Meeting:

D. Kent Anderson	113,498,878	3,666,824
John J. Shea	113,332,026	3,833,676
William B. Smith	113,497,961	3,667,741

Item 4. Submission of Matters to a Vote of Security Holders (continued)

		Shares
	Shares	Voted	Shares
	Voted For	Against	Abstaining
Ratification of the appointment of the Company’s independent accountants by shareholders	114,925,662	1,530,595	709,445

Amendment to our Articles of Incorporation to increase our authorized shares of common stock to 400,000,000 shares	107,847,969	8,650,991	666,742

Reapproval of the performance criteria under Pulte’s Long Term Incentive Plan	111,160,126	5,205,935	799,641

		Shares
	Shares	Voted	Shares	Broker
	Voted For	Against	Abstaining	Non-Votes
Election of Directors by a majority, rather than plurality, vote	47,327,463	47,785,577	8,292,320	13,760,342

Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

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

Date: August 4, 2005

EXHIBIT INDEX

Exhibit Number	Description
31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934