Form 10-Q
period 2005-09-30
PULTE HOMES INC/MI/
filed 2005-11-04
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Number of shares of common stock outstanding as of October 31, 2005: 258,470,568
Website Access to Company Reports, Codes and Charters
Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors, are also posted on our website and are available in print upon request.

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note)

ASSETS

Cash and equivalents	$214,897	$314,634
Unfunded settlements	96,269	118,471
House and land inventory	9,379,528	7,390,791
Land held for sale	186,752	230,743
Land, not owned, under option agreements	88,243	106,380
Residential mortgage loans available-for-sale	554,900	697,077
Investments in unconsolidated entities	289,771	258,868
Goodwill	312,975	307,693
Intangible assets, net	129,267	135,454
Other assets	1,031,155	846,786

Total assets	$12,283,757	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued and other liabilities, including book overdrafts of $406,853 and $304,394 in 2005 and 2004, respectively	$2,147,569	$1,862,051
Customer deposits	482,932	341,050
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	461,740	617,415
Income taxes	213,048	202,557
Senior notes and unsubordinated notes	3,511,170	2,861,550

Total liabilities	6,816,459	5,884,623

Shareholders’ equity	5,467,298	4,522,274

Total liabilities and shareholders’ equity	$12,283,757	$10,406,897

Note: The condensed consolidated balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Homebuilding	$3,798,000	$2,931,974	$9,574,526	$7,428,959
Financial services	42,383	27,706	108,917	76,152
Corporate	1,120	125	3,625	1,584

Total revenues	3,841,503	2,959,805	9,687,068	7,506,695

Expenses:
Homebuilding, principally cost of sales	3,193,707	2,514,195	8,148,234	6,484,290
Financial services	23,922	19,092	66,614	50,806
Corporate, net	25,853	24,695	80,220	70,250

Total expenses	3,243,482	2,557,982	8,295,068	6,605,346

Other income:
Equity income	15,681	16,146	54,317	33,752

Income from continuing operations before income taxes	613,702	417,969	1,446,317	935,101

Income taxes	225,983	158,845	536,513	355,330

Income from continuing operations	387,719	259,124	909,804	579,771

Income from discontinued operations	7,702	10,812	7,570	9,397

Net income	$395,421	$269,936	$917,374	$589,168

Per share data:
Basic:
Income from continuing operations	$1.51	$1.02	$3.56	$2.31
Income from discontinued operations	.03	.04	.03	.04

Net income	$1.54	$1.07	$3.59	$2.34

Assuming dilution:
Income from continuing operations	$1.47	$.99	$3.46	$2.24
Income from discontinued operations	.03	.04	.03	.04

Net income	$1.50	$1.03	$3.49	$2.27

Cash dividends declared	$.04	$.03	$.09	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	256,081	253,133	255,611	251,402
Assuming dilution:

Effect of dilutive securities	7,827	7,837	7,201	7,780

Adjusted weighted-average common shares and effect of dilutive securities	263,908	260,970	262,812	259,182

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise, including tax benefit of $28,341	26	54,146	—	—	—	54,172
Stock-based compensation	—	33,368	—	—	—	33,368
Restricted stock award	11	(11)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared	—	—	—	—	(23,421)	(23,421)
Stock repurchases	(10)	(4,626)	—	—	(36,435)	(41,071)
Comprehensive income (loss):
Net income	—	—	—	—	917,374	917,374
Change in fair value of derivatives	—	—	—	780	—	780
Foreign currency translation adjustments	—	—	—	3,778	—	3,778

Total comprehensive income						921,932

Shareholders’ Equity, September 30, 2005	$2,585	$1,197,616	$—	$(9,822)	$4,276,919	$5,467,298

Shareholders’ Equity, December 31, 2003	$2,504	$1,014,739	$(656)	$(39,142)	$2,470,678	$3,448,123
Stock option exercise, including tax benefit of $31,425	44	68,393	—	—	—	68,437
Stock-based compensation	—	16,834	—	—	—	16,834
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	479	—	—	479
Cash dividends declared	—	—	—	—	(19,058)	(19,058)
Comprehensive income (loss):
Net income	—	—	—	—	589,168	589,168
Change in fair value of derivatives	—	—	—	406	—	406
Foreign currency translation adjustments	—	—	—	(1,779)	—	(1,779)

Total comprehensive income						587,795

Shareholders’ Equity, September 30, 2004	$2,552	$1,099,962	$(177)	$(40,515)	$3,040,788	$4,102,610

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net income	$917,374	$589,168
Adjustments to reconcile net income to net cash flows used in operating activities:
Amortization and depreciation	44,810	34,041
Stock-based compensation expense	33,412	17,313
Deferred income taxes	17,972	5,607
Undistributed earnings of affiliates	(23,426)	(31,252)
Other, net	1,423	1,994
Increase (decrease) in cash due to:
Inventories	(2,025,797)	(2,376,800)
Residential mortgage loans available-for-sale	142,177	185,470
Other assets	(82,970)	34,177
Accounts payable, accrued and other liabilities	435,859	277,547
Income taxes	38,832	74,899

Net cash used in operating activities	(500,334)	(1,187,836)

Cash flows from investing activities:
Investment in subsidiary	(31,172)	—
Distributions from unconsolidated entities	135,126	50,029
Investments in unconsolidated entities	(142,262)	(155,982)
Proceeds from sales of subsidiaries	11,366	—
Proceeds from sales of property and equipment	3,526	4,946
Capital expenditures	(61,074)	(54,784)
Other, net	—	503

Net cash used in investing activities	(84,490)	(155,288)

Cash flows from financing activities:
Proceeds from borrowings	679,289	1,469,115
Repayment of borrowings	(155,735)	(431,193)
Issuance of common stock	25,831	37,012
Common stock repurchases	(41,071)	—
Dividends paid	(23,421)	(19,058)

Net cash provided by financing activities	484,893	1,055,876

Effect of exchange rate changes on cash and equivalents	194	(134)

Net decrease in cash and equivalents	(99,737)	(287,382)

Cash and equivalents at beginning of period	314,634	401,883

Cash and equivalents at end of period	$214,897	$114,501

Supplemental disclosure of cash flow information—cash paid during the period for:

Interest, net of amounts capitalized	$57,986	$35,390

Income taxes	$479,158	$272,832

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies
     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s former thrift subsidiary, First Heights Bank, fsb (“First Heights”) is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     In January 2005, the Company sold all of its Argentina operations. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in the consolidated financial statements.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.
     Certain amounts previously reported in the 2004 financial statements and notes thereto were reclassified to conform to the 2005 presentation. In addition, all share and per share amounts have been restated to retroactively reflect the Company’s two-for-one stock split effected September 1, 2005.
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
     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Nine Months Ended
	September 30,
	2005	2004

Allowance for warranties at beginning of period	$83,652	$62,091

Warranty reserves provided	101,297	70,694

Payments and other adjustments	(93,269)	(64,870)

Allowance for warranties at end of period	$91,680	$67,915

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
Stock-based compensation
     The Company currently has several stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, the Company recognizes compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123. Grants made prior to January 1, 2003 continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income, as reported ($000’s omitted)	$395,421	$269,936	$917,374	$589,168

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	3,401	2,803	11,417	7,721

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(3,861)	(3,499)	(12,174)	(11,582)

Pro forma net income ($000’s omitted)	$394,961	$269,240	$916,617	$585,307

Earnings per share:
Basic — as reported	$1.54	$1.07	$3.59	$2.34

Basic — pro forma	$1.54	$1.06	$3.59	$2.33

Diluted — as reported	$1.50	$1.03	$3.49	$2.27

Diluted — pro forma	$1.50	$1.03	$3.49	$2.26

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $3.1 million and $9.6 million for the three and nine months ended September 30, 2005, compared with $0.9 million and $3 million for the three and nine months ended September 30, 2004. These amounts have been excluded from the reconciliation above, as they would have no impact on pro forma net income as presented.

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At September 30, 2005 and December 31, 2004, the Company classified $88.2 million and $106.4 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $14.3 million and $18.9 million, respectively. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at September 30, 2005 and December 31, 2004, had a total purchase price of $8 billion and $6.3 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $442.2 million and $311.7 million, included in other assets, as well as letters of credit and surety bonds posted in lieu of cash deposits at September 30, 2005 and December 31, 2004, respectively.
New accounting pronouncements
     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees and is considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). Because these amounts are not significant, the adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s results of operations or financial position. This statement is effective for fiscal periods beginning after December 15, 2005.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
New accounting pronouncements (continued)
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company does not expect the adoption of SAB No. 107 to have a material impact on its results of operations or financial position.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Homebuilding	$3,798,000	$2,931,974	$9,574,526	$7,428,959
Financial services	42,383	27,706	108,917	76,152
Corporate	1,120	125	3,625	1,584

Total revenues	3,841,503	2,959,805	9,687,068	7,506,695

Cost of sales (a):
Homebuilding	2,904,136	2,242,371	7,303,760	5,751,616

Selling, general and administrative:
Homebuilding	280,109	257,298	817,482	700,339
Financial services	19,756	17,417	56,378	46,157
Corporate	12,492	12,252	35,775	32,577

Total selling, general and administrative	312,357	286,967	909,635	779,073

Interest:
Financial services	4,166	1,675	10,236	4,649
Corporate	13,333	12,306	44,488	37,511

Total interest	17,499	13,981	54,724	42,160

Other (income) expense, net:
Homebuilding	9,462	14,526	26,992	32,335
Corporate	28	137	(43)	162

Total other (income) expense, net	9,490	14,663	26,949	32,497

Total costs and expenses	3,243,482	2,557,982	8,295,068	6,605,346

Equity income:
Homebuilding	15,099	13,466	51,967	29,346
Financial services	582	2,680	2,350	4,406

Total equity income	15,681	16,146	54,317	33,752

Income (loss) before income taxes:
Homebuilding	619,392	431,245	1,478,259	974,015
Financial services	19,043	11,294	44,653	29,752

Corporate	(24,733)	(24,570)	(76,595)	(68,666)

Total income before income taxes	$613,702	$417,969	$1,446,317	$935,101

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $49.4 million and $121.1 million for the three and nine months ended September 30, 2005 and $36.2 million and $87.4 million for the three and nine months ended September 30, 2004, has been included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Corporate	Total

At September 30, 2005:

Inventory	$9,379,528	—	—	$9,379,528

Total assets	$11,489,532	577,255	216,970	$12,283,757

At December 31, 2004:

Inventory	$7,390,791	—	—	$7,390,791

Total assets	$9,448,050	719,505	239,342	$10,406,897

3.	Inventory
Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30,	December 31,
	2005	2004

Homes under construction	$4,108,258	$2,616,027
Land under development	4,431,128	4,089,878

Land held for future development	840,142	684,886

Total	$9,379,528	$7,390,791

4.	Investments in unconsolidated entities
     The Company’s investments in unconsolidated entities totaled $289.8 million at September 30, 2005 and $258.9 million at December 31, 2004. All of these investments are accounted for under the equity method, except for the Company’s ownership interest in a Mexican mortgage banking company, as described below.
     During February 2005, 25% of the Company’s investment in the capital stock of a mortgage banking company in Mexico was redeemed for a gain of approximately $620 thousand. The remaining ownership interest of 16.66% is accounted for under the cost method.
5.	Acquisition
     During January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to the Company, the consummation of which has resulted in the Company owning 100% of Pulte Mexico. In March 2005, the Company purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, the Company purchased the remaining 40% of the minority interest of Pulte Mexico for approximately $12.5 million in cash. The Company has assigned approximately $17.6 million of the purchase price premium to house and land inventory, which will be amortized through cost of sales as homes are sold. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill. During the three and nine months ended September 30, 2005, approximately $2.8 million and $5.5 million of purchase price premium was amortized through cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6.	Senior notes and unsubordinated notes
     In October 2005, the Company restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $1.38 billion to $1.615 billion, and extending the maturity date from September 2009 to October 2010, with pricing more favorable to the Company. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. The Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60% as defined in the agreement.
     The Company’s $125 million, 7.3% unsecured senior notes were due in October 2005. The Company repaid these notes in October 2005 using its revolving credit facility and cash provided by operations.
     During May 2005, the Company amended its credit agreement to increase its committed unsecured revolving credit facility from $1.345 billion to $1.38 billion. The Company had no outstanding borrowings under this unsecured revolving credit facility at September 30, 2005.
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
     In connection with the sale of the $300 million unsecured senior notes, as noted above, $250 million in securities were available for sale under the Company’s shelf registration statement on Form S-3. As permitted by the rules of the Securities and Exchange Commission (the “SEC”), the additional $50 million of securities were to be registered through a supplemental registration statement filed at the time of sale pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”). Due to an administrative error, the supplemental registration statement was not filed with the SEC. Consequently, $50 million of the notes were sold without registration under the Securities Act, which may give rise to certain claims by purchasers of the notes under Section 12(a)(1) of the Securities Act. The Company would vigorously defend against any such claims and believes that the aggregate impact of any such claims, if successful, would be immaterial. The Company further believes it would be impossible to determine which notes have been affected by its administrative error.
7.	Discontinued operations
     The Company recorded non-cash, after-tax gains of $7.8 million and $10.8 million during the third quarter of 2005 and 2004, respectively, related to the favorable resolution of certain tax matters in connection with its former thrift operation, which was discontinued in 1994.
8.	Shareholders’ equity
     Pursuant to the $100 million stock repurchase program authorized by the Company’s Board of Directors in October 2002, the Company repurchased 461,000 shares and 1,031,000 shares of Pulte Homes, Inc. common stock in open-market transactions or otherwise, for a total of $20 million and $41.1 million, for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, the Company had remaining authorization to purchase common stock aggregating $21.7 million.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.	Shareholders’ equity (continued)
     In October 2005, the Company’s Board of Directors approved an increase to the Company’s stock repurchase authorization of up to $100 million in open-market transactions or otherwise. After approval of the increase, the Company had $121.7 million available for stock repurchases.
     In July 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The additional shares of common stock were distributed on September 1, 2005, to the shareholders of record as of August 15, 2005. All share and per share amounts have been restated to retroactively reflect the stock split.
Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30,	December 31,
	2005	2004

Foreign currency translation adjustments:
Mexico	$(10,740)	$(14,518)

Change in fair value of derivatives, net of income taxes of $562 in 2005 and $84 in 2004	918	138

	$(9,822)	$(14,380)

9.	Supplemental Guarantor information
     At September 30, 2005, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $125 million, 7.3%, due 2005, (2) $400 million, 4.875%, due 2009, (3) $200 million, 8.125%, due 2011, (4) $499 million, 7.875%, due 2011, (5) $300 million, 6.25%, due 2013, (6) $500 million, 5.25%, due 2014, (7) $350 million, 5.2%, due 2015, (8) $150 million, 7.625%, due 2017, (9) $300 million, 7.875%, due 2032, (10) $400 million, 6.375%, due 2033, and (11) $300 million, 6%, due 2035. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Domestic Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.	Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2005
($000’s omitted)

	Unconsolidated

	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.

ASSETS
Cash and equivalents	$—	$81,597	$133,300	$—	$214,897
Unfunded settlements	—	144,082	(47,813)	—	96,269
House and land inventory	—	9,166,560	212,968	—	9,379,528
Land held for sale	—	186,038	714	—	186,752
Land, not owned, under option agreements	—	88,243	—	—	88,243
Residential mortgage loans available-for-sale	—	—	554,900	—	554,900
Investments in unconsolidated entities	1,448	254,516	33,807	—	289,771
Goodwill	—	306,993	5,982	—	312,975
Intangible assets, net	—	129,267	—	—	129,267
Other assets	50,283	866,589	114,283	—	1,031,155
Investment in subsidiaries	10,253,394	77,776	1,684,871	(12,016,041)	—

	$10,305,125	$11,301,661	$2,693,012	$(12,016,041)	$12,283,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$147,901	$2,164,301	$318,299	$—	$2,630,501
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	461,740	—	461,740
Income taxes	213,606	—	(558)	—	213,048
Senior notes and unsubordinated notes	3,511,170	—	—	—	3,511,170
Advances (receivable) payable — subsidiaries	965,150	(1,140,205)	175,055	—	—

Total liabilities	4,837,827	1,024,096	954,536	—	6,816,459

Shareholders’ equity	5,467,298	10,277,565	1,738,476	(12,016,041)	5,467,298

	$10,305,125	$11,301,661	$2,693,012	$(12,016,041)	$12,283,757

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,750,669	$47,331	$—	$3,798,000
Financial services	—	7,361	35,022	—	42,383
Corporate	75	900	145	—	1,120

Total revenues	75	3,758,930	82,498	—	3,841,503

Expenses:
Homebuilding:
Cost of sales	—	2,863,617	40,519	—	2,904,136
Selling, general and administrative and other expense	4,140	281,530	3,901	—	289,571
Financial services	536	2,014	21,372	—	23,922
Corporate, net	32,446	(3,931)	(2,662)	—	25,853
Intercompany interest	36,368	(36,368)	—		—

Total expenses	73,490	3,106,862	63,130	—	3,243,482

Other Income:
Equity income	—	13,732	1,949	—	15,681

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(73,415)	665,800	21,317	—	613,702
Income taxes (benefit)	(27,953)	245,114	8,822	—	225,983

Income (loss) from continuing operations before equity in income of subsidiaries	(45,462)	420,686	12,495		387,719
Income (loss) from discontinued operations	7,691	—	11	—	7,702

Income (loss) before equity in income of subsidiaries	(37,771)	420,686	12,506	—	395,421

Equity in income (loss) of subsidiaries:
Continuing operations	433,181	8,514	144,127	(585,822)	—
Discontinued operations	11	—	—	(11)	—

	433,192	8,514	144,127	(585,833)	—

Net income	$395,421	$429,200	$156,633	$(585,833)	$395,421

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$9,450,393	$124,133	$—	$9,574,526
Financial services	—	19,504	89,413	—	108,917
Corporate	145	3,155	325	—	3,625

Total revenues	145	9,473,052	213,871	—	9,687,068

Expenses:
Homebuilding:
Cost of sales	—	7,199,724	104,036	—	7,303,760
Selling, general and administrative and other expense	12,983	814,788	16,703	—	844,474
Financial services	1,575	6,199	58,840	—	66,614
Corporate, net	98,721	(10,975)	(7,526)	—	80,220
Intercompany interest	123,657	(123,657)	—	—	—

Total expenses	236,936	7,886,079	172,053	—	8,295,068

Other Income:
Equity income	—	48,383	5,934	—	54,317

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(236,791)	1,635,356	47,752	—	1,446,317
Income taxes (benefit)	(89,082)	606,790	18,805	—	536,513

Income (loss) from continuing operations before equity in income of subsidiaries	(147,709)	1,028,566	28,947	—	909,804
Income (loss) from discontinued operations	7,585	—	(15)	—	7,570

Income (loss) before equity in income of subsidiaries	(140,124)	1,028,566	28,932	—	917,374

Equity in income (loss) of subsidiaries:
Continuing operations	1,057,513	19,539	305,418	(1,382,470)	—
Discontinued operations	(15)	—	—	15	—

	1,057,498	19,539	305,418	(1,382,455)	—

Net income	$917,374	$1,048,105	$334,350	$(1,382,455)	$917,374

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,885,121	$46,853	$—	$2,931,974
Financial services	—	5,300	22,406	—	27,706
Corporate	3	122	—	—	125

Total revenues	3	2,890,543	69,259	—	2,959,805

Expenses:
Homebuilding:
Cost of sales	—	2,204,210	38,161	—	2,242,371
Selling, general and administrative and other expense	3,586	260,165	8,073	—	271,824
Financial services	260	1,403	17,429	—	19,092
Corporate, net	23,533	1,650	(488)	—	24,695
Intercompany interest	24,048	(24,048)	—	—	—

Total expenses	51,427	2,443,380	63,175	—	2,557,982

Other Income:
Equity income	—	12,533	3,613	—	16,146

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(51,424)	459,696	9,697		417,969
Income taxes (benefit)	(18,495)	174,542	2,798	—	158,845

Income (loss) from continuing operations before equity in income of subsidiaries	(32,929)	285,154	6,899	—	259,124
Income from discontinued operations	10,786	—	26	—	10,812

Income (loss) before equity in income of subsidiaries	(22,143)	285,154	6,925	—	269,936

Equity in income of subsidiaries:
Continuing operations	292,053	4,417	107,877	(404,347)	—
Discontinued operations	26	—	—	(26)	—

	292,079	4,417	107,877	(404,373)	—

Net income	$269,936	$289,571	$114,802	$(404,373)	$269,936

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$7,301,276	$127,683	$—	$7,428,959
Financial services	—	14,071	62,081	—	76,152
Corporate	92	1,200	292	—	1,584

Total revenues	92	7,316,547	190,056	—	7,506,695

Expenses:
Homebuilding:
Cost of sales	—	5,647,985	103,631	—	5,751,616
Selling, general and administrative and other expense	11,172	691,475	30,027	—	732,674
Financial services	757	3,998	46,051	—	50,806
Corporate, net	66,432	4,391	(573)	—	70,250
Intercompany interest	77,800	(77,800)	—	—	—

Total expenses	156,161	6,270,049	179,136	—	6,605,346

Other Income:
Equity income	—	26,460	7,292	—	33,752

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(156,069)	1,072,958	18,212		935,101
Income taxes (benefit)	(58,628)	407,735	6,223	—	355,330

Income (loss) from continuing operations before equity in income of subsidiaries	(97,441)	665,223	11,989	—	579,771
Income from discontinued operations	10,472	—	(1,075)	—	9,397

Income (loss) before equity in income of subsidiaries	(86,969)	665,223	10,914	—	589,168

Equity in income of subsidiaries:
Continuing operations	677,212	11,932	218,030	(907,174)	—
Discontinued operations	(1,075)	—	—	1,075	—

	676,137	11,932	218,030	(906,099)	—

Net income	$589,168	$677,155	$228,944	$(906,099)	$589,168

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$917,374	$1,048,105	$334,350	$(1,382,455)	$917,374
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,057,498)	(19,539)	(305,418)	1,382,455	—
Amortization and depreciation	—	38,694	6,116	—	44,810
Stock-based compensation expense	33,412	—	—	—	33,412
Deferred income taxes	23,309	33	(5,370)	—	17,972
Undistributed earnings of affiliates	—	(18,059)	(5,367)	—	(23,426)
Other, net	1,063	239	121	—	1,423
Increase (decrease) in cash due to:
Inventory	—	(2,001,872)	(23,925)	—	(2,025,797)
Residential mortgage loans available-for-sale	—	—	142,177	—	142,177
Other assets	(10,190)	(76,852)	4,072	—	(82,970)
Accounts payable, accrued and other liabilities	(6,780)	396,441	46,198	—	435,859
Income taxes	(218,038)	245,078	11,792	—	38,832

Net cash provided by (used in) operating activities	(317,348)	(387,732)	204,746	—	(500,334)

Cash flows from investing activities:
Dividends received from subsidiaries	1,362	20,000	—	(21,362)	—
Investment in subsidiary	(467,217)	(1,770)	(370,172)	807,987	(31,172)
Distributions from unconsolidated subsidiaries	—	133,451	1,675	—	135,126
Investments in unconsolidated subsidiaries	—	(142,262)	—	—	(142,262)
Proceeds from sales of subsidiaries	—	—	11,366	—	11,366
Proceeds from sales of property and equipment	—	3,526	—	—	3,526
Capital expenditures	—	(52,459)	(8,615)	—	(61,074)

Net cash provided by (used in) investing activities	(465,855)	(39,514)	(365,746)	786,625	(84,490)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from financing activities:
Proceeds from borrowings	648,557	30,732	—	—	679,289
Repayment of borrowings	—	—	(155,735)	—	(155,735)
Capital contributions from parent	—	438,941	369,046	(807,987)	—
Advances (to) from affiliates	173,307	(144,843)	(28,464)	—	—
Issuance of common stock	25,831	—	—	—	25,831
Common stock repurchases	(41,071)	—	—	—	(41,071)
Dividends paid	(23,421)	(1,362)	(20,000)	21,362	(23,421)

Net cash provided by (used in) financing activities	783,203	323,468	164,847	(786,625)	484,893

Effect of exchange rate changes on cash and equivalents	—	—	194	—	194

Net increase (decrease) in cash and equivalents	—	(103,778)	4,041	—	(99,737)

Cash and equivalents at beginning of period	—	185,375	129,259	—	314,634

Cash and equivalents at end of period	$—	$81,597	$133,300	$—	$214,897

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from operating activities:
Net income	$589,168	$677,155	$228,944	$(906,099)	$589,168
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(676,137)	(11,932)	(218,030)	906,099	—
Amortization and depreciation	—	28,879	5,162	—	34,041
Stock-based compensation expense	17,313	—	—	—	17,313
Deferred income taxes	10,362	—	(4,755)	—	5,607
Undistributed earnings of affiliates	—	(23,960)	(7,292)	—	(31,252)
Other, net	911	(50)	1,133	—	1,994
Increase (decrease) in cash due to:
Inventory	—	(2,362,048)	(14,752)	—	(2,376,800)
Residential mortgage loans available-for-sale	—	—	185,470	—	185,470
Other assets	45,627	(35,198)	23,748	—	34,177
Accounts payable, accrued and other liabilities	(11,269)	273,521	15,295	—	277,547
Income taxes	(237,149)	309,924	2,124	—	74,899

Net cash provided by (used in) operating activities	(261,174)	(1,143,709)	217,047	—	(1,187,836)

Cash flows from investing activities:
Dividends received from subsidiaries	8,526	16,000	—	(24,526)	—
Investment in subsidiary	(103,000)	(1,320)	(128,774)	233,094	—
Distributions from unconsolidated subsidiaries	—	47,249	2,780	—	50,029
Investments in unconsolidated subsidiaries	—	(155,495)	(487)	—	(155,982)
Proceeds from sales of property and equipment	—	4,922	24	—	4,946
Capital expenditures	—	(44,851)	(9,933)	—	(54,784)
Other, net	—	—	503	—	503

Net cash provided by (used in) investing activities	(94,474)	(133,495)	(135,887)	208,568	(155,288)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2004
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Cash flows from financing activities:
Proceeds from borrowings	1,465,915	—	3,200	—	1,469,115
Repayment of borrowings	(112,000)	(126,698)	(192,495)	—	(431,193)
Capital contributions from parent	—	128,273	104,821	(233,094)	—
Advances (to) from affiliates	(1,019,170)	1,069,030	(49,860)	—	—
Issuance of common stock	37,012	—	—	—	37,012
Common stock repurchases	—	—	—	—
Dividends paid	(19,058)	(8,526)	(16,000)	24,526	(19,058)

Net cash provided by (used in) financing activities	352,699	1,062,079	(150,334)	(208,568)	1,055,876

Effect of exchange rate changes on cash and equivalents	—	—	(134)	—	(134)

Net (increase) decrease in cash and equivalents	(2,949)	(215,125)	(69,308)	—	(287,382)

Cash and equivalents at beginning of period	2,949	305,356	93,578	—	401,883

Cash and equivalents at end of period	$—	$90,231	$24,270	$—	$114,501

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     A summary of our operating results by business segment for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Pre-tax income (loss):
Homebuilding operations	$619,392	$431,245	$1,478,259	$974,015
Financial services operations	19,043	11,294	44,653	29,752
Corporate	(24,733)	(24,570)	(76,595)	(68,666)

Pre-tax income from continuing operations	613,702	417,969	1,446,317	935,101
Income taxes	225,983	158,845	536,513	355,330

Income from continuing operations	387,719	259,124	909,804	579,771
Income from discontinued operations	7,702	10,812	7,570	9,397

Net income	$395,421	$269,936	$917,374	$589,168

Per share data — assuming dilution:
Income from continuing operations	$1.47	$.99	$3.46	$2.24

Income from discontinued operations	.03	.04	.03	.04

Net income	$1.50	$1.03	$3.49	$2.27

     A comparison of pre-tax income for the three and nine months ended September 30, 2005 and 2004 is as follows:
•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from leveraging construction costs throughout the operations drove pre-tax income of our homebuilding business segment to increase 44% and 52% for the three and nine months ended September 30, 2005, respectively, compared with the prior year periods. Domestic unit settlements increased 21% and 19%, respectively, for the three and nine months ended September 30, 2005. Domestic average unit selling prices increased 9% and 10% for the three and nine months ended September 30, 2005, compared with the prior year periods. Domestic Homebuilding settlement gross margin percentages increased 30 basis points to 23.8% for the three months ended September 30, 2005 and 140 basis points to 24.0% for the nine months ended September 30, 2005, compared with the prior year periods.

•	Pre-tax income of our financial services business segment increased 69% and 50% for the three and nine months ended September 30, 2005, respectively, compared with the prior year periods, as a result of the volume related increase in originations and the favorable interest rate environment experienced during the third quarter of 2005. The capture rates were 88.8% and 88.5% for the three and nine months ended September 30, 2005, respectively, and 87.3% for both the three and nine months ended September 30, 2004, respectively.

•	Pre-tax losses associated with our non-operating Corporate segment increased 1% and 12% for the three and nine months ended September 30, 2005, respectively, compared with the prior year periods. While expenses for the three-month period remained comparable with the prior year, increases related to the nine-month period resulted from higher net interest expense associated with increased debt funding to support business growth in 2005 and beyond, in addition to higher compensation related expenses.

•	We recorded non-cash, after-tax gains of $7.8 million and $10.8 million during the third quarter of 2005 and 2004, respectively, related to the favorable resolution of certain tax matters in connection with our former thrift operation, which was discontinued in 1994.

Homebuilding Operations
     Our Homebuilding segment consists of the following operations:
•	Domestic Homebuilding — We conduct our Domestic Homebuilding operations in 54 markets located throughout 28 states. Domestic Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers.

•	International Homebuilding — We conduct our International Homebuilding operations through subsidiaries of Pulte International Corporation (International) in Mexico and Puerto Rico. International operations focus on meeting the demand of first-time buyers and middle-to-upper income consumer groups. We are currently in the process of evaluating various long-term strategic alternatives with regard to all of our International operations.
     Certain operating data relating to our homebuilding operations are as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Homebuilding settlement revenues:
Domestic	$3,725,537	$2,816,060	$9,343,544	$7,153,379
International	47,331	46,853	124,133	127,683

Total	$3,772,868	$2,862,913	$9,467,677	$7,281,062

Homebuilding settlements units:
Domestic	11,747	9,669	29,960	25,188

International	1,833	1,898	4,638	4,978

Total	13,580	11,567	34,598	30,166

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three and nine months ended September 30, 2005, were $22,520 and $59,636, respectively, compared with $15,968 and $46,134 for the three and nine months ended September 30, 2004, respectively. Homebuilding unit settlements of affiliates not included in the table above, for the three and nine months ended September 30, 2005 were 64 and 175, respectively, compared with 54 and 168 for the three and nine months ended September 30, 2004, respectively.
Domestic Homebuilding
     The Domestic Homebuilding business unit represents our core business. Our operations are conducted in 54 markets located throughout 28 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada

Homebuilding Operations (continued)
     The following table presents selected unit information for our Domestic Homebuilding operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Unit settlements:
Northeast	1,003	869	2,409	2,083
Southeast	3,427	2,293	8,710	6,056
Midwest	1,638	1,447	3,686	3,383
Central	1,726	1,531	4,190	3,719

West	3,953	3,529	10,965	9,947

	11,747	9,669	29,960	25,188

Net new orders — units:
Northeast	1,066	849	3,322	2,419
Southeast	3,284	2,859	10,718	8,054
Midwest	1,670	1,315	4,899	4,251
Central	2,185	1,518	6,096	4,699

West	3,857	3,568	12,675	12,213

	12,062	10,109	37,710	31,636

Net new orders — dollars ($000’s omitted):	$3,994,000	$2,995,000	$12,233,000	$9,451,000

Unit backlog:
Northeast			2,396	1,871
Southeast			7,313	5,724
Midwest			2,490	2,269
Central			2,983	2,136

West			8,484	8,400

			23,666	20,400

Backlog at September 30 — dollars ($000’s omitted):			$8,043,000	$6,445,000

     Continued strong demand for new homes, an increase in the number of active selling communities, and market share expansion drove increases in net new orders, unit settlements and unit backlog, particularly in the Northeast, Southeast and Central regions. For both the three and nine months ended September 30, 2005, unit net new orders increased 19% to a record 12,062 and 37,710 units, respectively, compared with the same periods in 2004. Net new order growth in the Midwest increased 27% for the three months ended September 30, 2005 compared with the same period in the prior year, despite challenging market conditions in this region. The dollar value of net new orders increased 33% and 29%, respectively, for the three and nine months ended September 30, 2005, compared with the same periods in 2004. For the quarter ended September 30, 2005, we had 662 active selling communities, an increase of 9% from the same period in the prior year. Unit settlements also set a record for the respective three and nine months ended September 30, 2005, at 11,747 and 29,960 units, representing an increase of 21% and 19% over the same periods in 2004. The average selling price for homes closed increased 9% and 10% to $317,000 and $312,000 for the respective three and nine months ended September 30, 2005 compared with the same periods in 2004. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. Ending backlog, which represents orders for homes that have not yet closed, grew to a record 23,666 units at September 30, 2005. The dollar value of backlog was up 25% to $8 billion.

Homebuilding Operations (continued)
Domestic Homebuilding (continued)
     The following table presents markets that represent 10% or more of total Domestic Homebuilding unit new orders, unit settlements, and settlement revenues for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net new orders:
Phoenix	*	17%	*	17%

Unit settlements:
Phoenix	11%	14%	13%	15%
Las Vegas	*	*	*	10%

Settlement revenues:
Phoenix	10%	12%	12%	13%
Las Vegas	*	13%	*	14%

*	Represents less than 10%.
     At September 30, 2005 and December 31, 2004, our Domestic Homebuilding operations controlled approximately 369,300 and 343,400 lots, respectively. Approximately 169,000 and 158,000 lots were owned, and approximately 129,700 and 125,800 lots were under option agreements approved for purchase at September 30, 2005 and December 31, 2004, respectively. In addition, there were approximately 70,600 and 59,600 lots under option agreements, pending approval, at September 30, 2005 and December 31, 2004, respectively. We believe that the strength of our land supply, and our entitlement expertise, will enable us to continue opening new communities during the course of 2005 and beyond.
     The total purchase price related to approved land under option for use by our Domestic Homebuilding operations at future dates approximated $5.8 billion at September 30, 2005. In addition, total purchase price related to land under option pending approval was valued at $2.3 billion at September 30, 2005. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $452.7 million, which are generally non-refundable.
     The following table presents a summary of pre-tax income for our Domestic Homebuilding operations for the three and nine months ended September 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Home sale revenue (settlements)	$3,725,537	$2,816,060	$9,343,544	$7,153,379
Land sale revenue	25,132	69,061	106,849	147,897
Home cost of sales (a)	(2,839,913)	(2,154,902)	(7,101,734)	(5,536,997)
Land cost of sales	(23,704)	(49,308)	(97,990)	(110,988)
Selling, general and administrative expense	(272,158)	(249,730)	(793,916)	(678,982)
Equity income	13,150	11,964	46,759	25,176

Other income (expense), net	(10,028)	(13,496)	(27,411)	(29,229)

Pre-tax income	$618,016	$429,649	$1,476,101	$970,256

Average sales price	$317	$291	$312	$284

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $49.4 million and $121.1 million for the three and nine months ended September 30, 2005 and $36.2 million and $87.4 million for the three and nine months ended September 30, 2004, has been included as part of homebuilding cost of sales.

Homebuilding Operations (continued)
Domestic Homebuilding (continued)
     Domestic Homebuilding gross profit margins from home settlements increased to 23.8% and 24% for the three and nine months ended September 30, 2005, compared with 23.5% and 22.6%, respectively, for the same periods in the prior year. This increase is primarily attributable to favorable home pricing and product and geographic mix, as well as our ongoing initiatives to improve operational efficiencies, partially offset by increases in material and labor costs.
     We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three and nine months ended September 30, 2005 were $1.4 million and $8.9 million, respectively, compared with $19.8 million and $36.9 million, respectively, for the three and nine months ended September 30, 2004. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of September 30, 2005, we had $186.8 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues declined to 7.3% for the three months ended September 30, 2005 compared with 8.9% for the same period in the prior year. For the nine months ended September 30, 2005, selling, general and administrative expenses as a percentage of home settlement revenues declined to 8.5% from 9.5% for the same period in the prior year. This improvement can be attributed to increased selling prices and better overhead leverage from increased volume compared with the prior year period.
     The increase in equity income for the third quarter and nine months of 2005, compared with the prior year periods, was primarily due to increased income from our joint venture which supplies and installs basic building components and operating systems, and a Nevada-based land development joint venture, related to the sale of commercial and residential properties.

Homebuilding Operations (continued)
International Homebuilding
     Our International Homebuilding operations are primarily conducted through subsidiaries of International in Mexico and Puerto Rico. We are currently in the process of evaluating various long-term strategic alternatives with regard to all of our International operations.
     The following table presents selected financial data for our International Homebuilding operations for the three and nine months ended September 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$47,331	$46,853	$124,133	$127,683
Cost of sales	(40,519)	(38,161)	(104,036)	(103,631)
Selling, general and administrative expense	(7,951)	(7,568)	(23,566)	(21,357)
Other income (expense), net	566	(616)	378	(2,031)
Minority interest	—	(414)	41	(1,075)

Equity in income of joint ventures	1,949	1,502	5,208	4,170

Pre-tax income	$1,376	$1,596	$2,158	$3,759

Unit settlements	1,833	1,898	4,638	4,978

Note:	Homebuilding settlement revenues of affiliates, not included in the table above, for the three and nine months ended September 30, 2005, were $22,520 and $59,636, respectively, compared with $15,968 and $46,134 for the three and nine months ended September 30, 2004, respectively. Homebuilding unit settlements of affiliates not included in the table above, for the three and nine months ended September 30, 2005 were 64 and 175, respectively, compared with 54 and 168 for the three and nine months ended September 30, 2004, respectively.
     During January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which would result in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% minority interest, for approximately $12.5 million in cash. We assigned approximately $17.6 million of the purchase price premium to house and land inventory, which will be amortized through cost of sales as homes are sold. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill. During the three and nine months ended September 30, 2005, approximately $2.8 million and $5.5 million of purchase price premium was amortized through cost of sales.
     International revenues for the three months ended September 30, 2005 were comparable with the same period in 2004. For the three months ended September 30, 2005, international unit settlements decreased 3% compared to the same period in 2004. For the nine months ended September 30, 2005, international revenues and unit settlements decreased 3% and 7%, respectively, compared with the nine months ended September 30, 2004. Gross margins decreased approximately 420 basis points to 14.4% for the three months ended September 30, 2005 and 260 basis points to 16.2% for the nine months ended September 30, 2005, as compared with the prior year periods, due to the amortization of premium resulting from the purchase of the minority interest in Pulte Mexico discussed above. Selling, general and administrative expenses as a percent of settlement revenues increased to 16.8% from 16.2% for the three months ended September 30, 2005 and to 19.0% from 16.7% for the nine months ended September 30, 2005 due to increased marketing expenses, new community start-up expenses, and non-recurring administrative costs.
     Our operations in Mexico are affected by fluctuations in the currency rate for this country. Transaction gains and losses for the three and nine months ended September 30, 2005 and 2004, included in other income (expense), net, were not significant. During the three and nine months ended September 30, 2005, we recorded foreign currency translation gains of $400 thousand and $3.1 million, respectively, as a component of accumulated other comprehensive income on the balance sheet. At September 30, 2005, our investments in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $29.7 million and $116.1 million, respectively. At December 31, 2004, our investment in Puerto Rico and Mexico, net of accumulated foreign currency translation adjustments, approximated $28.8 million, and $72.2 million, respectively.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three and nine months ended September 30, 2005 was $19 million and $44.7 million, respectively, compared with $11.3 million and $29.8 million, respectively, for the prior year periods. Loan originations for the three and nine months ended September 30, 2005 increased 24% and 22% to 10,985 and 28,022 mortgages, respectively, compared with the prior year periods.
     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total originations:
Loans	10,985	8,846	28,022	22,916

Principal ($000’s omitted)	$2,163,100	$1,705,900	$5,481,700	$4,354,400

Originations for Pulte customers:
Loans	10,920	8,213	27,370	20,685

Principal ($000’s omitted)	$2,146,100	$1,610,900	$5,364,700	$4,003,600

     Mortgage origination unit and principal volume for the three months ended September 30, 2005 increased 24% and 27%, respectively, over the same period in 2004. For the nine months ended September 30, 2005, mortgage origination unit and principal volume increased 22% and 26%, respectively, over the same period in 2004. The growth is attributable to volume increases experienced in our homebuilding business and an increase in the average loan size. Our Domestic Homebuilding customers continue to account for the majority of total loan production, representing 99% and 98% of total Pulte Mortgage unit production for the three and nine months ended September 30, 2005, respectively, compared with 93% and 90% for the same periods in 2004. Refinancings accounted for approximately 1% of total unit originations for the three and nine months ended September 30, 2005, respectively, compared with 2% and 3% for the same periods in the prior year. At September 30, 2005, loan application backlog increased to $5.4 billion as compared with $4 billion at September 30, 2004.
     Adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products, represented 42% of total funded origination dollars and 37% of total funded origination units for the three months ended September 30, 2005, compared with 45% and 44% in the prior year period, respectively. For the nine months ended September 30, 2005, ARMs represented 47% of total funded origination dollars and 41% of total funded origination units compared with 40% and 38% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 67% of ARMs origination dollars and 57% of ARMs origination units for the three months ended September 30, 2005, compared with 41% and 30% in the prior year period, respectively. For the nine months ended September 30, 2005, interest only mortgages represented 64% of ARMs origination dollars and 53% of ARMs origination units, compared with 34% and 25% in the prior year period, respectively.
     Income from our title operations increased to $5.8 million and $14.5 million for the three and nine months ended September 30, 2005, respectively, from $4.4 million and $11.2 million for the same periods in 2004, respectively. Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income from operations of approximately $700 thousand for the nine months ended September 30, 2005. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a gain of approximately $620 thousand. Our remaining interest of 16.66% is accounted for under the cost method of accounting and therefore no income was recorded for the three months ended September 30, 2005. Income for the three and nine months ended September 2004, was $1.3 million and $2.3 million, respectively. We are currently in the process of evaluating various long-term strategic alternatives with regard to all of our International operations.
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
     The following table presents results of operations for this segment for the three and nine months ended September 30, 2005 and 2004 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net interest expense	$12,213	$12,181	$40,863	$35,927

Other corporate expenses, net	12,520	12,389	35,732	32,739

Loss before income taxes	$24,733	$24,570	$76,595	$68,666

     Interest expense, net of interest capitalized into inventory, remained consistent for the quarter ended September 30, 2005 with the same period in the prior year. Interest expense, net of interest capitalized into inventory, increased $4.9 million for the nine months ended September 30, 2005. This is a result of the continued increase in debt levels necessary to support our growth. For the three-month period, higher interest expense related to increased debt funding was offset by the reversal of interest from the favorable resolution of certain tax matters. Interest incurred, excluding interest incurred by our financial services operations, for the three and nine months ended September 30, 2005, was approximately $57.5 million and $173.2 million, and for the three and nine months ended September 30, 2004 was approximately $55.3 million and $154.5 million, respectively.
     Interest capitalized into inventory is charged to home cost of sales based on the cyclical timing of our unit settlements, over a period that approximates the average life cycle of our communities. Information related to Corporate interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest in inventory at beginning of period	$236,418	$223,482	$223,591	$200,584
Interest capitalized	44,187	42,968	128,661	116,986

Interest expensed	(49,431)	(36,241)	(121,078)	(87,361)

Interest in inventory at end of period	$231,174	$230,209	$231,174	$230,209

Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.
     At September 30, 2005, we had cash and equivalents of $214.9 million and $3.5 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $68.5 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility (see below) and Pulte Mortgage’s $940 million committed credit arrangements.
     In October 2005, we restructured and amended our 5-year unsecured revolving credit facility, increasing the borrowing availability from $1.38 billion to $1.615 billion, and extending the maturity date from September 2009 to October 2010, with pricing more favorable to us. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires that we do not exceed a debt-to-total capitalization ratio of 60% as defined in the agreement.
     During May 2005, we amended the credit agreement to increase our committed unsecured revolving credit facility from $1.345 billion to $1.38 billion. We had no outstanding borrowings under this unsecured revolving credit facility at September 30, 2005.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 39.1% at September 30, 2005, and approximately 37.6% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At September 30, 2005, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million annual asset-backed commercial paper program.
     Pursuant to the $100 million stock repurchase program authorized by our Board of Directors in October 2002, the Company repurchased 461,000 shares and 1,031,000 shares of Pulte Homes, Inc. common stock in open-market transactions or otherwise, for a total of $20 million and $41.1 million, for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, we had remaining authorization to purchase common stock aggregating $21.7 million under this stock repurchase program.
     In October 2005, our Board of Directors approved an increase to our stock repurchase authorization of up to $100 million in open-market transactions or otherwise. After approval of the increase, we had $121.7 million available for stock repurchases.
     In July 2005, our Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The additional shares of common stock were distributed on September 1, 2005, to the shareholders of record as of August 15, 2005. All share and per share amounts have been restated to retroactively reflect the stock split.
     In July 2005, our Board of Directors approved an increase in our quarterly dividend of $.03 per share, from $.05 to $.08 on a pre-split basis, an increase of 60%. The quarterly dividend of $.04 per share on a post-split basis was payable October 3, 2005 to shareholders of record as of September 26, 2005.
     Our income tax liability and related effective tax rate are affected by a number of factors. At September 30, 2005, our effective tax rate was 37.1% compared to 38% at September 30, 2004. The reduction in the effective tax rate for 2005 was principally due to the new manufacturing deduction established by the American Jobs Creation Act of 2004. We anticipate that our effective tax rate for 2005 will be approximately 37%.
     Our net cash used in operating activities for the nine months ended September 30, 2005 was $500.3 million, compared with $1.2 billion for the nine months ended September 30, 2004. Net income for both years was offset primarily by significant investments in land necessary to support the continued growth of the business.

Liquidity and Capital Resources (continued)
     Cash used in investing activities was $84.5 million for the nine months ended September 30, 2005, compared with $155.3 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we invested approximately $31.2 million to purchase our minority shareholders’ interest in Pulte Mexico. In addition, we invested approximately $20.6 million in new joint ventures that develop and/or sell land within the United States. Also, we made $121.7 million of additional capital contributions to and received $135.1 million in distributions from our unconsolidated joint ventures for the nine months ended September 30, 2005. Further, we incurred approximately $61.1 million in capital expenditures to support the growth of our business.
     Net cash provided by financing activities totaled $484.9 million for the nine months ended September 30, 2005. Cash inflows from financing activities for the nine months ended September 30, 2005 are primarily attributed to the issuance of senior notes. Cash outflows from financing activities for the nine months ended September 30, 2005 primarily relate to net repayment of debt from Pulte Mortgage’s committed credit arrangements, dividends paid and stock repurchases.
     We have repaid our $125 million, 7.3% unsecured senior notes, which were due in October 2005, using both our revolving credit facility and cash provided by operations.
     During January 2005, the minority shareholders of Pulte Mexico exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which resulted in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% minority interest, for approximately $12.5 million in cash. We are currently in the process of evaluating various long-term strategic alternatives with regard to all of our International operations.
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
     In connection with the sale of the $300 million unsecured senior notes, as discussed above, $250 million in securities were available for sale under our shelf registration statement on Form S-3. As permitted by the rules of the Securities and Exchange Commission (the “SEC”), the additional $50 million of securities were to be registered through a supplemental registration statement filed at the time of sale pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”). Due to an administrative error, the supplemental registration statement was not filed with the SEC. Consequently, $50 million of the notes were sold without registration under the Securities Act, which may give rise to certain claims by purchasers of the notes under Section 12(a)(1) of the Securities Act. We would vigorously defend against any such claims and believe that the aggregate impact of such claims, if successful, would be immaterial. We also believe it would be impossible to determine which notes have been affected by our administrative error.
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

New Accounting Pronouncements
     On December 15, 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, we use the Black-Scholes option pricing model to estimate the value of stock options granted to employees and are considering the lattice model. Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). Because these amounts are not significant, the adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations or financial position. This statement is effective for fiscal periods beginning after December 15, 2005.
     In March 2005, the SEC released Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 provides the SEC staff position regarding the application of SFAS No. 123(R) and contains interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. Additionally, SAB No. 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. We do not expect the adoption of SAB No. 107 to have a material impact on our results of operations or financial position.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2005 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2005, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of September 30, 2005 for the
	years ended December 31,
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value

Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$125,000	$—	$—	$—	$400,000	$2,998,563	$3,523,563	$3,584,426
Average interest rate	7.3%	—	—	—	4.88%	6.58%	6.41%

Limited recourse collateralized financing	$41,117	$15,896	$5,247	$4,923	$373	$934	$68,490	$68,490
Average interest rate	1.71%	1.87%	1.24%	1.37%	7.25%	7.25%	1.79%
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

(d)
Approximate dollar
				(c)	value of shares
				Total number of	that may yet be
	(a)		(b)	shares purchased	purchased under
	Total Number		Average	as part of publicly	the plans or
	of shares		price paid	announced plans	programs
	purchased (2)		per share (2)	or programs	($000’s omitted)

August 1, 2005 through August 31, 2005	461,000		$43.34	461,000	$21,667	(1)

Total	461,000	(3)	$43.34	461,000

(1)	In October 2002, our Board of Directors authorized the repurchase of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. As of September 30, 2005 the Company had remaining authorization to purchase common stock aggregating $21,667 million under this program.

In October 2005, our Board of Directors approved an increase to the stock repurchase authorization of $100 million of Pulte Homes, Inc. common stock in open-market transactions or otherwise. After approval of the increase, we had $121.7 million available for stock repurchases. This increase in share repurchase authorization has not been reflected in column (d) above, as it occurred subsequent to September 30, 2005.
(2)	Share information has been adjusted to reflect the Company’s two-for-one stock split, effected in the form of a 100 percent stock dividend, which was distributed on September 1, 2005, to shareholders of record as of August 15, 2005.

(3)	All shares were purchased pursuant to the publicly announced programs.
Item 5. Other Information
On October 31, 2005, Pulte Homes, Inc. (the “Company”) restructured and amended its 5-year unsecured revolving credit facility (the “Credit Facility”), increasing the borrowing availability from $1.38 billion to $1.615 billion, and extending the maturity date from September 2009 to October 2010, with pricing more favorable to the Company. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. The Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60% as defined in the agreement.
J.P. Morgan Securities, Inc. served as Lead Arranger and Sole Bookrunner for the Credit Facility on the Company’s behalf, and JP Morgan Chase Bank, N.A., served as Administrative Agent. The Credit Facility was broadly syndicated among 36 participants.
A copy of the restructured and amended Credit Facility is filed herewith as Exhibit 10.1.

Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description
10.1	Second Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified Herein, JP Morgan Chase Bank, NA, as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Comerica Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, The Royal Bank of Scotland PLC, Suntrust Bank, UBS Loan Finance LLC, and Wachovia Bank, National Association, as Documentation Agents and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, Bank of America, N.A., Guaranty Bank, Lloyds TSB Bank PLC, Mizuho Corporate Bank, Ltd., and PNC Bank, National Association as Managing Agents and LaSalle Bank National Association, Washington Mutual Bank, AmSouth Bank, Fifth Third Bank, A Michigan Bank Corporation, and U.S. Bank, National Association, as Co-Agents dated as of October 31, 2005.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.
/s/ Roger A. Cregg

Roger A. Cregg Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)

/s/ Vincent J. Frees

Vincent J. Frees Vice President and Controller (Principal Accounting Officer and duly authorized officer)

Date: November 4, 2005

Exhibits Index
Exhibit No.	Description

10.1	Second Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified Herein, JP Morgan Chase Bank, NA, as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Comerica Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, The Royal Bank of Scotland PLC, Suntrust Bank, UBS Loan Finance LLC, and Wachovia Bank, National Association, as Documentation Agents and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, Bank of America, N.A., Guaranty Bank, Lloyds TSB Bank PLC, Mizuho Corporate Bank, Ltd., and PNC Bank, National Association as Managing Agents and LaSalle Bank National Association, Washington Mutual Bank, AmSouth Bank, Fifth Third Bank, A Michigan Bank Corporation, and U.S. Bank, National Association, as Co-Agents dated as of October 31, 2005.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934