Form 10-K
period 2005-12-31
PULTE HOMES INC/MI/
filed 2006-03-10
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☑  NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐  NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑  NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐  NO  ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2005, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $9,032,497,053.
As of February 28, 2006, the registrant had 257,778,034 shares of common stock outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTE HOMES, INC.

PART I
ITEM 1. BUSINESS
Pulte Homes, Inc.
     Pulte Homes, Inc. is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Pulte Homes, Inc. is a Michigan corporation and was organized in 1956. Our assets consist principally of the capital stock of our subsidiaries and our income primarily consists of dividends from our subsidiaries. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s non-operating thrift subsidiary, First Heights Holding Corp, LLC (“First Heights”), is classified as a discontinued operation (see Note 3 of our Consolidated Financial Statements). We also have a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     In December 2005, we sold substantially all of our Mexico homebuilding operations, realizing cash of $131.5 million, as further described in Note 3 of our Consolidated Financial Statements. For 2005 and all prior periods reported, the Mexico operations have been presented as discontinued operations.
     In January 2005, we sold all of our Argentina operations, as further described in Note 3 of our Consolidated Financial Statements. At December 31, 2004 the Argentina operations were classified as held for sale. For 2004 and 2003, the Argentina operations have been presented as discontinued operations.
     We have two reportable business segments, Homebuilding and Financial Services:
•	Homebuilding, our core business, is engaged in the acquisition and development of land principally for residential purposes within the continental United States and Puerto Rico and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers.

•	The Financial Services segment consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other subsidiaries.
     Financial information, including revenue, pre-tax income and total assets of each of our business segments is included in Note 2 of our Consolidated Financial Statements.
Available Information
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

Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)
	2005	2004	2003	2002	2001

Homebuilding settlement revenues	$14,370,667	$11,094,617	$8,482,341	$6,991,614	$5,145,526

Homebuilding settlement units	45,630	38,612	32,693	28,903	22,915

     Consistent with our strategy of serving all major customer segments: first-time, first and second move-up and active adult, our communities offer a wide variety of home designs including single family detached, townhouses, condominiums and duplexes at different prices and with varying levels of options and amenities. Expanding the number of customer segments served within each of our markets has enabled us to approximately double our annual closings over the past five years to a record 45,630 homes closed in 2005. Over our 55-year history, we have delivered more than 453,000 homes throughout the United States.
     On July 31, 2001, we merged with Del Webb in a tax-free stock-for-stock transaction. This merger expanded and supported our leadership position. In particular, we believe the merger strengthened our position among active adult (age 55 and older) homebuyers, added important strategic land positions, provided operational savings from economies of scale, bolstered our purchasing leverage, and enhanced our overall competitive position. In accordance with our operational strategy, we continue to evaluate available strategic acquisition opportunities that are consistent with our long-range goals.
     As of December 31, 2005, our Homebuilding operations offered homes for sale in 662 communities at sales prices ranging from $62,000 to $2.4 million. Sales prices of homes currently offered for sale in 66% of our communities fall within the range of $100,000 to $350,000 with a 2005 average unit selling price of $315,000, compared with $287,000 in 2004, $259,000 in 2003, $242,000 in 2002, and $225,000 in 2001. Sales of single-family detached homes, as a percentage of total unit sales, decreased to 72% in 2005, from 80% in 2004, 83% in 2003, 86% in 2002, and 82% in 2001. This trend can be attributed to an increase in sales of townhouses, condominiums and duplexes, which are most popular among our first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, better insulate us from demand changes in individual markets. As of December 31, 2005, our Homebuilding business operated in 54 markets spanning 27 states, with 17,817 units in backlog valued at approximately $6.3 billion.
Land acquisition and development
     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other selected large projects for which the completion of community build out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2005, we controlled approximately 363,000 lots, of which 174,000 were owned and 189,000 were under option agreements.

Homebuilding Operations (continued)
Sales and marketing
     We are dedicated to improving the quality and value of our homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer profiles. Segmentation analysis provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group.
     To meet the demands of our various customers, we have established a solid design expertise for a wide array of product lines. We believe that we are an innovator in the design of our homes and we view design capacity as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades and interior options and features. In certain markets our strategy is to offer “the complete house” in which all features shown in the home are included in the sales price. Standard features typically offered include vaulted ceilings, appliances, and a variety of available flooring and carpet.
     Typically, our sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including the customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the superintendent; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. We have great success with the first-time buyer in the low to moderate price range; in such cases, financing under United States Government-insured and guaranteed programs is often used and is facilitated through our mortgage company. We also enjoy strong sales to the move-up buyer and, in certain markets, offer semi-custom homes in higher price ranges.
     Through our Del Webb brand, we are better able to address the needs of active adults, among the fastest growing homebuying segments. We offer both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These communities, with highly amenitized products such as golf courses, recreational centers and educational classes, offer the active adult buyer many options to maintain an active lifestyle.
     We have received recognition and awards as a result of our achievements as a homebuilder. In March 2005, Pulte was named as a Top-Ranked Homebuilder in BusinessWeek’s List of 50 Best Performers among the S&P 500, coming in at number 12. In April 2005, we were ranked 181 on the Fortune 500 List. Additionally, in May 2005 we were named to the Fortune Magazine List of Most Desirable MBA Employers for 2005. In July 2005, we also made our first appearance on the Fortune 40 List of “Best Stocks to Buy Now”.
     In addition, our Austin, Chicago, Dallas/Ft. Worth, Detroit, Ft. Myers/Naples, Houston, Jacksonville, Las Vegas, Minneapolis/St. Paul, North Inland Empire, Orlando, Palm Beach, Philadelphia, Tampa Bay, Tucson, and Washington, D.C. markets were recognized for ranking the highest in their markets in a national customer satisfaction study. Eight of our markets came in second place, while three obtained third place positions. The survey of thirty U.S. markets (with Pulte presence in twenty-seven of those markets) noted customer service, home readiness at the time of closing, and the company’s sales staff as the three factors that most heavily influenced the customer’s overall level of satisfaction. Developing the Pulte Homes brand and leveraging the strength of the “DiVosta,” “Del Webb” and “Sun City” tradenames helps to distinguish our communities from the competition, and can often be rewarded with the advantages of additional sales pace, choice community locations, and reduced overall customer acquisition costs.
     Our Homeowner for LifeTM philosophy has increased our business from those who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, www.divosta.com, and www.espanol.pulte.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us and communicate directly with us. Approximately 5.1 million potential customers visited our websites during 2005.

Homebuilding Operations (continued)
Construction
     The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. We believe that Pulte Preferred Partnerships (P3), an extension of our quality assurance program, continues to establish new standards for contractor relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.
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
Competition and other factors
     Our operations are subject to building, environmental and other regulations of various federal, state, and local governing authorities. For our homes to qualify for Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) mortgages, we must satisfy valuation standards and site, material and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.
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
Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers, but also services the general public. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other investors. In our conventional mortgage lending activities we follow underwriting guidelines established by FNMA, FHLMC, and private investors.
     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado and Charlotte, North Carolina using a mortgage operations center (“MOC”) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at mortgage application centers (“MAC”) in Denver and Charlotte. Our sales representatives, who are the mortgage customers’ main contact, forward the loan applications to a MAC loan counselor who calls the customer to complete the loan application and then forwards it to the MOC for processing. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers.
     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.

Financial Services Operations (continued)
     Our capture rate for the years ended December 31, 2005, 2004, and 2003 was approximately 89%, 88%, and 83%, respectively. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. During the years ended December 31, 2005, 2004, and 2003, we originated mortgage loans for approximately 75%, 72%, and 65%, respectively, of the homes we sold. Such originations represented 98%, 92%, and 83%, respectively, of our total originations.
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
Financial Information About Geographic Areas
     We currently operate primarily within the United States and have some non-operating foreign entities, which are insignificant to our consolidated financial results.
Discontinued operations
Mexico Homebuilding Operations
     In January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which resulted in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% of the minority interest of Pulte Mexico for approximately $12.5 million in cash.
     In December 2005, we sold substantially all of our Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. The disposition of the Mexico homebuilding operations will enable us to invest additional resources in the U.S. housing market. We realized cash of $131.5 million related to the sale. The sale of these operations did not include our investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities. For the year ended December 31, 2005, we recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of our Mexico homebuilding operations. For 2005 and all periods reported, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements. Previously, the Mexico homebuilding operations were included in the Homebuilding segment.

Discontinued operations (continued)
Argentina
     In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve our overall returns. At December 31, 2004 the Argentina operations were classified as held for sale. For 2004 and 2003, the Argentina operations have been presented as discontinued operations in our Consolidated Financial Statements.
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
     In August 2005, the United States Court of Appeals affirmed the United States Court of Federal Claims final judgment that we had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993. In December 2005, we received payment of the judgment in the amount of $48.7 million, which was recorded as income from discontinued operations.
     In September 2005, First Heights received notice confirming the voluntary dissolution of the First Heights Bank. The Office of Thrift Supervision also canceled First Heights’ charter. Accordingly, the day-to-day activities of First Heights, which had been principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government, have now ceased.
Other non-operating
     Other non-operating is comprised primarily of Pulte Homes, Inc. and Pulte Diversified Companies, Inc., both of which are holding companies. The primary purpose of these entities is to support the operations of our subsidiaries by acting as the internal source of financing, developing and implementing strategic initiatives centered around new business development and operating efficiencies. Business development activities include the pursuit of additional opportunities as well as the development of innovative building components and processes. Other non-operating also includes the activities associated with supporting a publicly traded entity listed on the New York Stock Exchange.
     Other non-operating assets include equity investments in subsidiaries, short-term financial instruments and affiliate advances. Liabilities include senior and subordinated debt and income taxes. Other non-operating revenues consist primarily of investment earnings of excess funds, while expenses include costs associated with supporting a publicly traded company and its subsidiaries’ operations, and investigating strategic initiatives.
Organization/Employees
     All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit and/or corporate senior management.
     At December 31, 2005, we employed approximately 13,400 people. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit or subsidiary. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 1A. RISK FACTORS
     Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are, or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner.
Downward changes in general economic, real estate construction or other business conditions could adversely affect our business or our financial results.
     The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings.
The homebuilding industry has not experienced an economic down cycle in a number of years, which may have resulted in an overvaluation of land and new homes.
     Although the homebuilding business historically has been cyclical, it has not undergone an economic down cycle in a number of years. Further, in recent years, land and home prices rose significantly in many of our markets. This has led some people to assert that the prices of land, new homes and the stock prices of homebuilding companies may be inflated and may decline if the demand for land and new homes weakens. A decline in the prices for land and new homes could adversely affect both our revenues and margins. A decline in our stock price could make raising capital through stock issuances more difficult and expensive.
Future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.
     Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. Many homebuyers have also chosen adjustable rate, interest only or mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ.
     In addition, we believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. We also believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is important to the housing market. However, the federal government has recently sought to reduce the size of the home-loan portfolios and operations of these two government-sponsored enterprises. Any limitations or restrictions on the availability of the financing or on the liquidity by them could adversely affect interest rates, mortgage financing and our sales of new homes and mortgage loans.
Our future growth may require additional capital, which may not be available.
     Our operations require significant amounts of cash. We may be required to seek additional capital, whether from sales of equity or debt or additional bank borrowings, for the future growth and development of our business. We can give no assurance as to the availability of such additional capital or, if available, whether it would be on terms acceptable to us. Moreover, the indentures for most of our outstanding public debt and the covenants of our revolving credit facility contain provisions that may restrict the debt we may incur in the future. If we are not successful in obtaining sufficient capital, it could reduce our sales and may adversely affect our future growth and financial results.

Competition for homebuyers could reduce our deliveries or decrease our profitability.
     The housing industry in the United States is highly competitive. We compete primarily on the basis of price, reputation, design, location and quality of our homes. We compete in each of our markets with numerous national, regional and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver, or cause us to accept reduced margins in order to maintain sales volume.
     We also compete with resales of existing used or foreclosed homes, housing speculators and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes and increase cancellations of sales contracts in backlog.
Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
     The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, and zoning, allowable housing density and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.
     Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. Over the past few years, we have experienced an increase in competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
     The homebuilding industry is highly competitive for skilled labor and materials. Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to those customers who have already entered into sale contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.
Government regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or financial results.
     Our operations are subject to building, environmental and other regulations of various federal, state, and local governing authorities. For our homes to qualify for FHA or VA mortgages, we must satisfy valuation standards and site, material and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.
     New housing developments may be subject to various assessments for schools, parks, streets and other public improvements. These can cause an increase in the effective prices for our homes. In addition, increases in property tax rates by local governmental authorities, as recently experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or financial results. (continued)
     We also are subject to a variety of local, state and federal laws and regulations concerning protection of health, safety and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.
     Our financial services operations are also subject to numerous federal, state and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination and real estate settlement procedures. They may also subject our operations to examination by applicable agencies. These may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
     As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensations and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.
Natural disasters and severe weather conditions could delay deliveries, increase costs and decrease demand for new homes in affected areas.
     Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity or capital resources could be adversely affected.
Inflation may result in increased costs that we may not be able to recoup if demand declines.
     Inflation can have a long-term impact on us because increasing costs of land, materials and labor may require us to increase the sales prices of homes in order to maintain satisfactory margins. However, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.
Future terrorist attacks against the United States or increased domestic and international instability could have an adverse effect on our operations.
     A future terrorist attack against the United States could cause a sharp decrease in the number of new contracts signed for homes and an increase in the cancellation of existing contracts. Accordingly, adverse developments in the war on terrorism, future terrorist attacks against the United States, or increased domestic and international instability could adversely affect our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.
ITEM 2. PROPERTIES
     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304, where we lease 90,828 square feet of office space. We lease 54,380 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112, 99 Inverness Drive East, Englewood, Colorado 80112, and 12300 East Arapahoe Road, Centennial, Colorado 80112. We lease approximately 61,436 square feet, 24,400 square feet and 43,050 square feet, respectively, of office space at these locations. In 2005, Pulte Mortgage leased 31,803 square feet of office space at 3700 Arco Corporate Drive, Charlotte, North Carolina 28273. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations.
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
First Heights-related litigation
     We were a party to a lawsuit relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (“FSLIC”) and First Heights’ ownership of five failed Texas thrifts. The lawsuit was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, “the Pulte Parties”) against the United States. We asserted breach of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). That provision repealed portions of the tax benefits that we claim we were entitled to under the contract to acquire the failed Texas thrifts. We also asserted other claims concerning the contract, including that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive us of tax benefits for which they had contracted.
     On August 17, 2001, the United States Court of Federal Claims ruled that the United States government was liable to us for breach of contract by enacting Section 13224 of OBRA. In September 2003, the United States Court of Federal Claims issued final judgment that we had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with us. The United States government and we appealed the final judgment to the United States Court of Appeals for the Federal Circuit in October 2003.
     In August 2005, the Appeals Court affirmed the United States Court of Federal Claims judgment, in its entirety. In December 2005, we received payment of the judgment in the amount of $48.7 million, which was recorded as income from discontinued operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     This Item is not applicable.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below is certain information with respect to our executive officers.

			Year Became
Name	Age	Position	An Officer

William J. Pulte	73	Chairman of the Board	1956
Richard J. Dugas, Jr.	40	President and Chief Executive Officer	2002
Steven C. Petruska	47	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	49	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	47	Senior Vice President, Human Resources	2005
Peter J. Keane	40	Senior Vice President, Operations	2006
Steven M. Cook	47	Vice President, General Counsel and Secretary	2006
Vincent J. Frees	55	Vice President and Controller	1995
Gregory M. Nelson	50	Vice President and Assistant Secretary	1993
Bruce E. Robinson	44	Vice President and Treasurer	1998
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
Mr. Cregg was appointed Executive Vice President in May 2003 and was named Chief Financial Officer effective January 1998.
Mr. Ellinghausen was appointed Senior Vice President, Human Resources, in April 2005. He most recently held the position of Head of Human Resources for Bristol Meyers Squibb’s Worldwide Businesses and was employed by Bristol Meyers Squibb since 1997.
Mr. Keane was appointed Senior Vice President, Operations, in January 2006. He joined Pulte in 1993 and has served in a variety of management positions, mostly in the Midwest region. Most recently, he was the President of the Great Lakes Area.
Mr. Cook was appointed Vice President, General Counsel and Secretary in February 2006. He most recently held the position of Vice President and Deputy General Counsel, Corporate, at Sears Holdings Corporation and was employed by Sears, Roebuck and Co. since 1996.
Mr. Frees has been Vice President and Controller since May 1995.
Mr. Nelson has been Vice President and Assistant Secretary since August 1993.
Mr. Robinson has been Vice President and Treasurer since July 1998.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common shares are listed on the New York Stock Exchange (Symbol: PHM).
Related Stockholder Matters
     The table below, which has been adjusted to retroactively reflect our two-for-one stock split announced July 27, 2005 and effected September 1, 2005, to the shareholders of record as of August 15, 2005, and sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

		2005			2004
				Declared			Declared
		High	Low	Dividends	High	Low	Dividends
1st	Quarter	$39.69	$30.07	$.025	$29.08	$20.00	$.025
2nd	Quarter	42.89	33.74	.025	28.25	22.38	.025
3rd	Quarter	47.83	41.36	.040	32.04	24.44	.025
4th	Quarter	43.16	35.15	.040	32.50	23.73	.025
     At December 31, 2005, there were 2,472 shareholders of record.
Issuer Purchases of Equity Securities (1)

					(d)
					Approximate dollar
				(c)	value of shares
				Total number of	that may yet be
	(a)		(b)	shares purchased	purchased under
	Total Number		Average	as part of publicly	the plans or
	of shares		price paid	announced plans	programs
	purchased (2)		per share (2)	or programs	($000’s omitted)

November 2, 2005 to November 23, 2005	1,455,500		$38.32	1,455,500	$65,920

December 1, 2005 to December 30, 2005	1,121,500		$41.37	1,121,500	$19,519	(1)

Total	2,577,000	(3)	$39.65	2,577,000

(1)	Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005 (for a total stock repurchase authorization of $200 million), the Company has repurchased a total of 6,120,800 shares for $180.5 million. At December 31, 2005, the Company had remaining authorization to purchase common stock aggregating $19.5 million.

In February 2006, the Company’s Board of Directors approved an increase to the Company’s stock repurchase authorization for an additional $200 million in open-market transactions or otherwise. After approval of the increase, we had $219.5 million available for stock repurchases. This increase in share repurchase authorization has not been reflected in column (d) above, as it occurred subsequent to December 31, 2005.

(2)	Share and average price paid information has been adjusted to reflect the Company’s two-for-one stock split, effected in the form of a 100 percent stock dividend, which was distributed on September 1, 2005, to shareholders of record as of August 15, 2005.

(3)	All shares were purchased pursuant to the publicly announced programs.

ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)
	2005	2004	2003	2002	2001(a)
OPERATING DATA:
Homebuilding:
Revenues	$14,528,236	$11,400,008	$8,701,661	$7,167,915	$5,274,660

Income before income taxes	$2,298,822	$1,635,580	$1,000,513	$717,931	$514,049

Financial Services:
Revenues	$161,414	$112,719	$115,847	$106,628	$77,222

Income before income taxes	$70,586	$47,429	$68,846	$66,723	$36,948

Other non-operating:
Revenues	$4,885	$1,749	$3,281	$1,202	$2,210

Loss before income taxes	$(92,394)	$(90,685)	$(75,351)	$(61,968)	$(57,452)

Consolidated results:
Revenues	$14,694,535	$11,514,476	$8,820,789	$7,275,745	$5,354,092

Income from continuing operations before income taxes	$2,277,014	$1,592,324	$994,008	$722,686	$493,545
Income taxes	840,126	598,751	376,460	280,587	186,892

Income from continuing operations	1,436,888	993,573	617,548	442,099	306,653
Income (loss) from discontinued operations (b), (c)	55,025	(7,032)	7,086	11,546	(5,260)

Net income	$1,491,913	$986,541	$624,634	$453,645	$301,393

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	Years Ended December 31,
	2005	2004	2003	2002	2001(a)
PER SHARE DATA (d):
Earnings per share — basic:
Income from continuing operations	$5.62	$3.93	$2.53	$1.83	$1.56
Income (loss) from discontinued operations (b), (c)	.22	(.03)	.03	.05	(.03)

Net income	$5.84	$3.91	$2.56	$1.88	$1.53

Weighted-average common shares outstanding (000’s omitted)	255,492	252,590	244,323	241,812	196,391

Earnings per share — assuming dilution:
Income from continuing operations	$5.47	$3.82	$2.46	$1.79	$1.52
Income (loss) from discontinued operations (b), (c)	.21	(.03)	.03	.05	(.03)

Net income	$5.68	$3.79	$2.48	$1.84	$1.50

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	262,801	260,234	251,460	246,985	201,294

Shareholders’ equity	$23.18	$17.68	$13.78	$11.29	$9.61

Cash dividends declared	$.13	$.10	$.05	$.04	$.04

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(d)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

	December 31,
	($000’s omitted)
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
House and land inventories	$8,756,093	$7,241,350	$5,378,125	$4,175,170	$3,810,645
Total assets	13,048,174	10,406,897	8,072,151	6,872,087	5,710,893
Senior notes and subordinated notes	3,386,527	2,861,550	2,150,972	1,913,268	1,722,864
Shareholders’ equity	5,957,342	4,522,274	3,448,123	2,760,426	2,276,665

	Years Ended December 31,
	2005	2004	2002	2002	2001
OTHER DATA:
Homebuilding:
Total markets, at year-end	54	45	44	44	43
Total active communities	662	626	535	460	440
Total settlements — units	45,630	38,612	32,693	28,903	22,915
Total net new orders — units (a)	47,531	40,576	34,989	30,830	22,163
Backlog units, at year-end	17,817	15,916	13,952	10,605	8,678
Average unit selling price	$315,000	$287,000	$259,000	$242,000	$225,000
Gross profit margin from home sales (b)	23.4%	22.6%	20.6%	19.4%	19.1%

(a)	Total net new orders-units for the years ended December 31, 2003 and 2001, do not include 1,051 units and 3,953 units, respectively, of acquired backlog.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, is included in homebuilding cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     A summary of our operating results by business segment for the years ended December 31, 2005, 2004, and 2003 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,
	2005	2004	2003
Pre-tax income (loss):
Homebuilding	$2,298,822	$1,635,580	$1,000,513
Financial Services	70,586	47,429	68,846
Other non-operating	(92,394)	(90,685)	(75,351)

Income from continuing operations before income taxes	2,277,014	1,592,324	994,008
Income taxes	840,126	598,751	376,460

Income from continuing operations	1,436,888	993,573	617,548
Income (loss) from discontinued operations	55,025	(7,032)	7,086

Net income	$1,491,913	$986,541	$624,634

Per share data — assuming dilution:
Income from continuing operations	$5.47	$3.82	$2.46
Income (loss) from discontinued operations	.21	(.03)	.03

Net income	$5.68	$3.79	$2.48

     Key financial highlights and events for the years ended December 31, 2005, 2004, and 2003 are as follows:
Homebuilding Operations
•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to simplify processes and leverage construction costs throughout the operations contributed to increases in pre-tax income of our homebuilding business segment. Pre-tax income increased 41% for the year ended December 31, 2005, compared with the same period in the prior year. Pre-tax income increased 63% in 2004, compared with the year ended December 31, 2003.

•	Homebuilding settlement gross margin percentages were up approximately 80 basis points to 23.4% for the year ended December 31, 2005 and 200 basis points to 22.6% for the year ended December 31, 2004, compared with the same periods in the prior years.

•	Units in backlog increased to 17,817 units, valued at $6.3 billion at December 31, 2005, compared with 15,916 units, valued at $5.2 billion at December 31, 2004. There were 13,952 units in backlog at December 31, 2003 valued at $4.1 billion. The increase in backlog is primarily attributed to continued strong demand for new homes in many of our markets.

•	In December 2005, we sold substantially all of our Mexico homebuilding operations, as further described in Note 3 of our Consolidated Financial Statements. For 2005 and all prior periods reported, the Mexico operations have been presented as discontinued operations.

•	In January 2005, we sold all of our Argentina operations, as further described in Note 3 of our Consolidated Financial Statements. At December 31, 2004, the Argentina operations were classified as held for sale. For 2004 and 2003, the Argentina operations have been presented as discontinued operations.

Overview (continued)
Financial Services Operations
•	Mortgage origination units, origination principal and our capture rate increased during 2005, 2004 and 2003. Pre-tax income of our financial services business segment increased 49% from 2005 to 2004, due to a more favorable product mix to funded, from non-funded, originations. Pre-tax income for the year ended December 31, 2004 decreased 31% compared with 2003 due to a shift in our product mix, starting in the second half of 2003, toward adjustable rate mortgages (“ARMs”) versus fixed rate mortgages due to changes in customer mortgage product preference.
Other non-operating
•	Other non-operating expenses, net consists of income and expenses related to Corporate services provided to our subsidiaries. During 2005, net interest expense decreased due to an increase in the amount of interest capitalized into homebuilding inventory, as well as an increase in interest income. Other corporate expenses, net increased during 2005 as a result of higher compensation-related costs. During 2004, net interest expense increased due to higher debt levels as a result of our growth. Other expenses, net in 2004 were impacted by increased charitable contributions expense. In addition, income recognized during 2003 from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale did not recur in 2004, resulting in higher net expense.

Homebuilding Operations
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers. We conduct our operations in 54 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Missouri, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada
     The following table presents selected information for our Homebuilding operations:

	Years Ended December 31,
	2005	2004	2003

Homebuilding settlement revenues	$14,370,667	$11,094,617	$8,482,341

Unit settlements:
Northeast	3,909	3,249	2,692
Southeast	12,911	9,362	8,234
Midwest	6,121	5,520	4,936
Central	6,829	6,066	5,283
West	15,860	14,415	11,548

	45,630	38,612	32,693

Net new orders — units (a):
Northeast	4,019	3,197	3,098
Southeast	13,271	10,941	9,021
Midwest	6,231	5,396	4,736
Central	7,969	5,987	5,125
West	16,041	15,055	13,009

	47,531	40,576	34,989

Net new orders — dollars ($000’s omitted) (a)	$15,518,000	$12,101,000	$9,555,000

Backlog at December 31 — units:
Northeast	1,593	1,483	1,535
Southeast	5,665	5,305	3,726
Midwest	1,387	1,277	1,401
Central	2,217	1,077	1,156
West	6,955	6,774	6,134

	17,817	15,916	13,952

Backlog at December 31 — dollars ($000’s omitted)	$6,301,000	$5,154,000	$4,147,000

(a)	Net new orders for the year ended December 31, 2003 do not include 1,051 units of acquired backlog and the related dollars.

Homebuilding Operations (continued)
     Continued strong demand for new homes, an increase in the number of active selling communities and market share expansion, drove increases in net new orders, unit settlements and unit backlog. Net new orders increased 17% to a record 47,531 units for the year ended December 31, 2005. Net new orders for the year ended December 31, 2004 increased 16% to 40,576 units compared with 34,989 units for the year ended December 31, 2003.
     Home settlements set a record for the year ended December 31, 2005 at 45,630 units, an increase of 18% over the same period in 2004. In 2004, home settlements also reached a record high, increasing 18% to 38,612 units. Active communities increased from 535 in 2003 to 626 in 2004 to 662 in 2005.
     Changes in average selling price reflect a number of factors, including price increases, the mix of product closed during a period and the number of options purchased by customers. The average selling price for our homes increased 10% for the year ended December 31, 2005, to $315,000 compared with 2004 and increased to $287,000 in 2004 from $259,000 in 2003. The most significant price increases for both 2005 and 2004 were in the West and Northeast geographic areas, and in Florida in the Southeast geographic area.
     Ending backlog, which represents orders for homes that have not yet closed, grew to a record 17,817 units at December 31, 2005 compared with 15,916 units at December 31, 2004 and 13,952 units at December 31, 2003. The dollar value of our backlog was up 22% to $6.3 billion at December 31, 2005, compared with $5.2 billion at December 31, 2004 and $4.1 billion at December 31, 2003. Our most significant increase in unit backlog at December 31, 2005, occurred in the Central region, which had unit increases of 106%, resulting from increased net new orders. Our most significant increases at December 31, 2004, occurred in the Southeast and West, which had unit increases of 42% and 10% respectively.
     In the fourth quarter of 2004, we lowered pricing in Las Vegas to better align pricing in our communities with pricing in the market. This action was in response to a period of slow sign-ups and increased cancellation rates, which we attributed to our then above-market pricing. However, since the price reductions took effect in the fourth quarter of 2004, our communities in Las Vegas have experienced improved traffic and new order activity.
     The West contributed the largest portion of our operating activities, compared with the other geographic areas in the homebuilding operations, representing 35% of unit settlements and 34% of unit net new orders for the year ended December 31, 2005 compared with 37% of settlements and of net new orders during 2004, and 35% of settlements and 37% of net new orders during 2003. The West also contributed the largest portion of our backlog, compared with other geographic areas in the homebuilding operations, representing 39%, 43% and 44% of the total homebuilding backlog units at December 31, 2005, 2004 and 2003, respectively.
     The following table presents markets that represent 10% or more of unit new orders, unit settlements, and settlement revenues for the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,
	2005	2004	2003
Unit net new orders:
Phoenix	10%	16%	14%
Las Vegas	*	*	10%

Unit settlements:
Phoenix	12%	14%	12%

Settlement revenues:
Phoenix	11%	12%	11%
Las Vegas	*	12%	*

*	Represents less than 10%.

Homebuilding Operations (continued)
     The following table presents states that represent 10% or more of unit settlements and settlement revenues for the years ended December 31, 2005, 2004 and 2003:

	Year Ended
	December 31,
	2005	2004	2003
Unit settlements :
Arizona	13%	16%	14%
California	13%	13%	13%
Florida	19%	15%	14%
Texas	11%	11%	12%

Settlement revenues:
Arizona	13%	13%	12%
California	22%	19%	19%
Florida	16%	12%	11%
Nevada	10%	12%	10%
     At December 31, 2005 and 2004, our Homebuilding operations controlled approximately 362,600 and 343,400 lots, respectively. Approximately 173,800 and 158,000 lots were owned and approximately 133,400 and 125,800 lots were under option agreements approved for purchase at December 31, 2005 and 2004, respectively. In addition, there were approximately 55,400 lots under option agreements at December 31, 2005, pending approval, that are under review and evaluation for future use by our Homebuilding operations. This compared to 59,600 lots at December 31, 2004.
     The total purchase price applicable to approved land under option for use by our homebuilding operations at future dates approximated $5.7 billion at December 31, 2005. In addition, the total purchase price applicable to land under option pending approval was valued at $1.9 billion at December 31, 2005. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $444.8 million, which are generally non-refundable.
     The following table presents a summary of pre-tax income for our Homebuilding operations ($000’s omitted):

	Year Ended December 31,
	2005	2004	2003

Home sale revenue (settlements)	$14,370,667	$11,094,617	$8,482,341
Land sale revenue	157,569	305,391	219,320
Home cost of sales*	(11,005,591)	(8,583,551)	(6,731,834)
Land cost of sales	(139,377)	(205,589)	(153,415)
Selling, general and administrative expenses	(1,107,816)	(973,629)	(820,951)
Equity income	72,604	53,908	32,549
Other income (expense), net	(49,234)	(55,567)	(27,497)

Pre-tax income	$2,298,822	$1,635,580	$1,000,513

Average sales price	$315	$287	$259

*	Homebuilding interest expense, which represents the amortization of capitalized interest, is included in homebuilding cost of sales.
     Homebuilding gross profit margins from home sales in 2005 increased 80 basis points over 2004 to 23.4%, and in 2004 increased 200 basis points to 22.6% compared with 2003. The increases are due to strong consumer demand, positive home pricing, favorable shifts in product and geographic mix, the benefits of leverage-buy purchasing activities and effective production and inventory management. During the fourth quarter of 2005, homebuilding gross profit margins were 22.3% compared with 22.7% in the same period of 2004. This margin decrease of 40 basis points is attributable primarily to a 4% inflationary increase in land development costs, such as petroleum-based products and cement. Under our accounting policies, lot costs are expensed on an average project cost basis. Due to the significant cost increases experienced in the fourth quarter of 2005, we have adjusted our estimates accordingly. Such adjustments impacted the amount of lot costs recognized and will continue to affect lot costs prospectively.

Homebuilding Operations (continued)
     We consider land acquisition one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales were $18.2 million and $99.8 million for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $81.6 million and an increase of $33.9 million, respectively, from the previous year’s total. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. Included in other assets is approximately $257.7 million in land held for disposition as of December 31, 2005, as compared to $230.1 million and $251.2 million at December 31, 2004 and 2003, respectively.
     For the year ended December 31, 2005, selling, general and administrative expenses, as a percentage of home settlement revenues, decreased 110 basis points to 7.7% compared with 2004 after decreasing 90 basis points to 8.8% in 2004 compared with 2003. The conversion improvement in 2005 can be attributed to an increase in average selling prices, our internal initiatives focused on controlling costs and better overhead leverage as a result of volume increases. The improvement in 2004 can be attributed to greater leverage as a result of volume increases and the favorable pricing environment for our homes.
     Equity income for 2005 and 2004 includes earnings from our 50% investment in a Nevada-based joint venture, related to the sale of commercial and residential properties. Also included are earnings from our 50% joint venture that supplies and installs basic building components and operating systems, acquired in January 2004. In January 2006, we exercised our option to purchase the remaining 50% interest in the entity. In 2006, this investment will become a wholly-owned subsidiary of the Company and will be consolidated in our financial statements.
     Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, insurance-related expenses and settlements and other non-operating expenses. For the years ended December 31, 2005 and 2004, the changes in other income (expense), net are due primarily to write-offs of deposit and pre-acquisition costs. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital.
Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.
     We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans to outside investors. Also, we sell our servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, generally less than four months, we do not amortize the servicing asset. Since the servicing rights are recorded based on the value in the servicing sales contracts, there are no impairment issues related to these assets.
     The following table presents mortgage origination data for our Financial Services operations:

	Years Ended December 31,
	2005	2004	2003
Total originations:
Loans	42,994	35,232	28,655

Principal ($000’s omitted)	$8,528,600	$6,739,200	$4,989,500

Originations for Pulte customers:
Loans	42,302	32,290	23,864

Principal ($000’s omitted)	$8,397,600	$6,268,100	$4,179,100

     Pre-tax income of our financial services operations was $70.6 million, $47.4 million, and $68.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Financial Services Operations (continued)
     Mortgage origination unit and principal volume for the year ended December 31, 2005, increased 22% and 27%, respectively, over 2004. Mortgage origination unit and principal volume for the year ended December 31, 2004, increased 23% and 35%, respectively, over 2003. This growth can be attributed to increases in the capture rate of 140 basis points to 89.2% in 2005 and 510 basis points to 87.8% in 2004, combined with the volume increases experienced in our homebuilding business and an increase in average loan size. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. Our homebuilding customers continue to account for the majority of total loan production, representing 98% of Pulte Mortgage unit production for 2005, compared with 92% in 2004 and 83% in 2003.
     Adjustable rate mortgages (ARMs) represented 45% of total funded origination dollars and 39% of total funded origination units for the year ended December 31, 2005, compared with 43% and 42%, respectively, in 2004 and 24% and 22%, respectively, in 2003. Interest only mortgages, a component of ARMs, represented 65% of ARMs origination dollars and 56% of ARMs origination units for the year ended December 31, 2005, compared with 42% and 30% in 2004, and 13% and 8%, respectively, in 2003. Interest only mortgages represented 29%, 18%, and 3%, respectively, of total funded origination dollars for the years ended December 31, 2005, 2004 and 2003.
     Refinancings represented 1% of total loan production in 2005, compared with 3% in 2004 and 8% in 2003. Our customers’ average FICO scores for the years ended December 31, 2005, 2004, and 2003 were 741, 737, and 724, respectively. Combined Loan-to-Value was 81% for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, loan application backlog was $4.2 billion, compared with $3.5 billion and $2.2 billion at December 31, 2004 and 2003, respectively.
     Pre-tax income increased 49% for the year ended December 31, 2005, compared with 2004, due to increased volume and a favorable product mix shift to funded, from non-funded originations. In 2005, 26% of total origination dollars were from brokered loans, which are less profitable to us, compared with 36% in 2004. Mortgage origination fees of $20.7 million in 2005 were $0.2 million, or 1%, higher than the $20.5 million recorded for the same period in 2004. The 1% increase over the same period in 2004 is due to higher revenues per loan as brokered origination volume decreased 7% in 2005 when compared to 2004.
     The net gain from sale of mortgages of $81.1 million in 2005 was $30.8 million, or 61%, higher than the $50.3 million recorded for the same period in 2004. This favorable variance was due primarily to an increase in loans available for sale combined with a more favorable interest rate environment in 2005 when compared to 2004. Net interest income in 2005 was $10 million, or 3%, higher than the $9.7 million for the same period in 2004. The increase was due mainly to increased funded origination volume offset by a lower interest rate margin. Income from our title operations was $22.3 million in 2005, an increase of 27% over 2004. Selling, general and administrative expense increased $10 million, or 17%, from 2004, due primarily to an increase in origination volume.
     Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income from operations of approximately $350 thousand for the year ended December 31, 2005. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a gain of approximately $620 thousand. Our remaining interest of 16.66% was accounted for under the cost method of accounting and therefore no income was recorded for periods subsequent to the sale. Income from Su Casita for the years ended December 31, 2004 and 2003, was $4 million and $4.4 million, respectively. In February 2006, we completed the sale of our remaining investment in Su Casita for approximately $50 million, and realized a pre-tax gain of approximately $30 million related to the transaction.
     Pre-tax income decreased 31% for the year ended December 31, 2004, compared with 2003, as increased volume was offset by changes in product mix to ARMs, which generally have a lower profit per loan than fixed rate products. The shift to ARMs is attributable to customer mortgage product preference. In addition, in 2004, 36% of total origination dollars were from brokered loans, which are less profitable to us, compared with 16% in 2003. Mortgage origination fees increased to $20.5 million for the year ended December 31, 2004, compared with $7.5 million in 2003, due to the increase in brokered loans. Gains from the sale of mortgages during 2004 decreased $14.1 million, or 22%, from $64.4 million in 2003, and net interest income decreased $5.5 million, to $9.7 million during 2004 as compared with $15.1 million in 2003. These decreases were due to the product mix shifts and an unfavorable interest rate environment in 2004 compared with 2003. Income from our title operations was $17.6 million in 2004, an increase of 30% over 2003. Selling, general and administrative expense for the year ended December 31, 2004, increased 41% to $57.5 million compared with 2003 due to increased origination volume.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2005, we did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. We also did not recognize any material net gains or losses during 2005 for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2005, we expect to reclassify $18 thousand, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of closed mortgage loans.

Other non-operating
     Other non-operating expenses, net consists of income and expenses related to Corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from year to year as these strategic initiatives evolve.
     The following table presents results of operations ($000’s omitted):

	Years Ended December 31,
	2005	2004	2003
Net interest expense	$43,344	$47,372	$39,364
Other expenses, net	49,050	43,313	35,987

Loss before income taxes	$92,394	$90,685	$75,351

     Interest expense, net of interest capitalized into homebuilding inventory, decreased 9% to $43.3 million in 2005 and increased 20% to $47.4 million in 2004. The decrease for the year ended December 31, 2005, compared with the prior year, is due to an increase in the amount of interest capitalized into homebuilding inventory as well as an increase in interest income. The increase for the year ended December 31, 2004, compared with the prior year, is due to an increase in the debt levels necessary to support our growth.
     The increase in other expenses, net for the year ended December 31, 2005, compared with the prior year was due to higher compensation-related costs. Other expenses, net in 2004 increased $7.3 million compared with 2003 partially due to increased charitable contributions. Additionally, during 2004 and 2003 we recognized income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. During 2005, interest in homebuilding inventory increased primarily as a result of higher levels of inventory and debt consistent with the growth of our Company. During the fourth quarter of 2005, we increased the amount of interest capitalized into homebuilding inventory. The increase was based on our homebuilding inventory and debt levels and is consistent with the growth of the Company. Information related to Corporate interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2005	2004	2003
Interest in homebuilding inventory at beginning of year	$223,591	$200,584	$142,984
Interest capitalized into homebuilding inventory	185,792	156,056	136,308
Interest expensed to homebuilding cost of sales	(179,585)	(133,049)	(78,708)

Interest in homebuilding inventory at end of year	$229,798	$223,591	$200,584

Interest incurred*	$234,024	$205,176	$178,952

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Discontinued Operations
     First Heights — In September 2003, the United States Court of Federal Claims issued final judgment that Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties) had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract with them. The final judgment follows the Court’s August 17, 2001 ruling that the United States breached the contract related to the Pulte Parties’ 1988 acquisition of five savings and loan associations by enacting Section 13224 of the Omnibus Budget Reconciliation Act of 1993. The United States government and the Pulte Parties filed Notices of Appeal with the United States Court of Appeals for the Federal Circuit in October 2003.
     In August 2005, the United States Court of Appeals affirmed the United States Court of Federal Claims’ judgment, in its entirety, that we had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993. In December 2005, we received payment of the judgment in the amount of $48.7 million, which was recorded as income from discontinued operations.
     We also recorded non-cash, after-tax gains of $7.8 million, $10.8 million and $7.9 million, during the third quarter of 2005, 2004 and 2003, respectively, related to the favorable resolution of certain tax matters relating to our former thrift operation, which was discontinued in 1994.
     Mexico — In January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to us, the consummation of which resulted in our owning 100% of Pulte Mexico. In March 2005, we purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, we purchased the remaining 40% of the minority interest of Pulte Mexico for approximately $12.5 million in cash. We assigned approximately $17.6 million of the purchase price premium to house and land inventory, which was amortized through cost of sales as homes were sold. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill.
     In December 2005, we sold substantially all of our Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. The disposition of the Mexico homebuilding operations will allow us to invest additional resources in the U.S. housing market. We realized cash of $131.5 million related to the sale. The sale of these operations did not include our investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities, which are not considered to be material to our results of operations or our financial position.
     Revenues of these discontinued operations were $201 million, $185.8 million and $172.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, discontinued Mexico homebuilding operations reported total after-tax income (losses) of ($1.5) million, $4.4 million and $1.7 million, respectively. Results of Mexico homebuilding operations, for the years ended December 31, 2005, 2004 and 2003, resulted in pre-tax operating income of $4.6 million, $8.2 million and $4.6 million, respectively.
     For the year ended December 31, 2005, we recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of our Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, which had previously been reported in other comprehensive income, as well as the write-off of $5.3 million of goodwill related to the 2005 acquisition of the minority shareholder interests. At December 31, 2005, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements. Previously, the Mexico homebuilding operations were included in the Homebuilding segment. Certain amounts previously reported in the 2004 and 2003 financial statements and notes thereto were reclassified to conform to the 2005 presentation.
     Concurrent with the sale of the Mexico homebuilding operations, we elected to repatriate all of our earnings from our Mexico operations in accordance with the American Jobs Creation Act of 2004 (Internal Revenue Code Section 965, Temporary Dividends Received Deduction) and recorded $4.8 million of related income taxes, which have been included in the Mexico loss on sale from discontinued operations.

Discontinued Operations (continued)
     Argentina — In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve our overall returns. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in our Consolidated Financial Statements. Previously, the Argentina operations were included in the Homebuilding segment.
     For the years ended December 31, 2004 and 2003, discontinued Argentine operations reported after-tax losses of $1.4 million and $1.9 million, respectively. In addition, we recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell. At December 31, 2004, foreign currency translation losses of $25.1 million, which were previously recorded as a component of accumulated other comprehensive income on the balance sheet, were recognized in the income statement in connection with the classification of these operations as held for sale. These translation losses were included in the overall pre-tax loss of $33.2 million on the write-down to fair value. For the year ended December 31, 2003, we recorded a foreign currency translation gain of $1.9 million for Argentina as a component of accumulated other comprehensive income on the balance sheet.
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
     At December 31, 2005, we had cash and equivalents of $1 billion and $3.4 billion of senior notes outstanding. Other financing included limited recourse collateralized financing totaling $28.6 million. Sources of our working capital include our cash and equivalents, our $1.66 billion committed unsecured revolving credit facility and Pulte Mortgage’s $990 million committed credit arrangements.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 36.2% at December 31, 2005, and approximately 28.6% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At December 31, 2005, Pulte Mortgage had committed credit arrangements of $990 million comprised of a $390 million bank revolving credit facility and a $600 million asset-backed commercial paper program. The asset-backed commercial paper program was temporarily increased to $600 million in December 2005 due to high year-end volume. It was reduced back to $550 million in January 2006.
     Our income tax liability and related effective tax rate are affected by a number of factors. In 2005, our effective tax rate was 36.9% compared to 37.6% in 2004 and 37.9% in 2003. The reduction in the effective tax rate for 2005 was principally due to the new manufacturing deduction established by the American Jobs Creation Act of 2004. The reduction in the effective tax rate for 2004 was principally due to the favorable resolution of certain state tax matters. We anticipate that our effective tax rate for 2006 will be approximately 37%.
     Our net cash provided by operating activities for the year ended December 31, 2005, amounted to $18.7 million, while net cash used in operating activities was $692.2 million for the year ended December 31, 2004. The increase from 2004 to 2005 was principally due to an increase in net income, which included $48.7 million of cash income received as a result of a favorable judgment for our former thrift operation. Our net cash used in operating activities for the year ended December 31, 2003, was $336.4 million. For the years ended December 31, 2004 and 2003, the increases in net income were offset primarily by significant investments in land necessary to support the continued growth of the business.

Liquidity and Capital Resources (continued)
     Cash used in investing activities was $25.3 million for the year ended December 31, 2005, compared with $198.6 million in the prior year. The change in net cash used in investing activities primarily relates to proceeds from the sale of subsidiaries during 2005 of $142.9 million, increases in distributions from unconsolidated entities of $41.9 million, offset by increases in capital expenditures of $13.7 million. During 2005, we invested approximately $37.3 million in three new joint ventures that develop and/or sell land within the United States. Also, we contributed $124.6 million of additional capital contributions to and received $108 million in capital distributions from our unconsolidated joint ventures for the year ended December 31, 2005. Further, we incurred approximately $88.9 million in capital expenditures to support the growth of our business. Cash used in investing activities was $198.6 million for the year ended December 31, 2004, compared with $4.3 million in the prior year. The change in net cash used in investing activities primarily relates to our investments in unconsolidated entities. During January 2004, we invested $35 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems. During 2004, we invested approximately $117.8 million in three new joint ventures that develop and/or sell land in the United States. Also, we contributed $44.2 million of additional capital contributions to and received $66.1 million in capital distributions from our unconsolidated joint ventures for the year ended December 31, 2004.
     Net cash provided by financing activities totaled $700.4 million for the year ended December 31, 2005. Cash inflows from financing activities of $1 billion for the year ended December 31, 2005 are primarily attributed to proceeds from our $350 million, 5.2% senior notes and $300 million, 6% senior notes issued in February 2005, proceeds from Pulte Mortgage’s line of credit of approximately $275.6 million, proceeds from limited recourse collateralized financing arrangements of approximately $46.8 million, and proceeds from the exercise of stock options of $31.2 million. Cash outflows from financing activities for the year ended December 31, 2005 primarily relate to the repayment of our $125 million, 7.3% senior notes in October 2005, approximately $33.6 million of cash dividends paid to our shareholders, and $143.2 million used to repurchase our common stock.
     Net cash provided by financing activities totaled $809.6 million for the year ended December 31, 2004. Cash inflows from financing activities for the year ended December 31, 2004 are primarily attributed to proceeds received from our $500 million, 5.25% senior notes issued in January 2004 and our $400 million, 4.875% senior notes issued in July 2004 and $44 million of cash received from the exercise of stock options. Cash outflows from financing activities for the year ended December 31, 2004 primarily relate to the repayment of our $112 million, 8.375% senior notes in August 2004, redemption of the remaining $77 million of Del Webb 10.25% senior subordinated notes in February 2004, approximately $25.4 million of cash dividends paid to our shareholders, $44.9 million used to repay borrowings, and $14.7 million used to repurchase our common stock.
     Net cash provided by financing activities for the year ended December 31, 2003, was $128.9 million, reflecting proceeds from the $300 million senior notes issued in February and the $400 million senior notes issued in May and proceeds from employee stock option exercises, offset by the repayment of debt, dividends paid and stock repurchases.
     In February 2005, we sold $350 million of 5.2% senior notes, which mature on February 15, 2015, and $300 million of 6% senior notes, which mature on February 15, 2035, which are guaranteed by us and certain of our 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.
     In October 2005, we restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $1.38 billion to $1.615 billion, and extending the maturity date from September 2009 to October 2010, with pricing more favorable to us. We subsequently increased the credit facility to $1.66 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires us not to exceed a debt-to-total capitalization ratio of 60% as defined in the agreement.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005 (for a total stock repurchase authorization of $200 million), we have repurchased a total of 6,120,800 shares for $180.5 million. At December 31, 2005, we had remaining authorization to purchase common stock aggregating $19.5 million. In February 2006, our Board of Directors approved an increase to our stock repurchase authorization for an additional $200 million in open-market transactions or otherwise.
     In July 2005, our Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The additional shares of common stock were distributed on September 1, 2005, to the shareholders of record as of August 15, 2005. In December 2003, we announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock splits.

Inflation
     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation also increases our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass to our customers any increases in our costs through increased sales prices. For the three months ended December 31, 2005, our gross margins have been negatively impacted by approximately 40 basis points due to inflation, compared to the same period in the prior year. For the year ended December 31, 2005, inflation has not had a material adverse effect on our results of operations. However, there is no assurance that inflation will not have a material adverse impact on our future results of operations.
Contractual Obligations and Commercial Commitments
     The following table summarizes our payments under contractual obligations as of December 31, 2005:

	Payments Due by Period
	($000’s omitted)
	Total	2006	2007—2008	2009—2010	After 2010
Contractual obligations:
Long-term debt (a)	$6,333,755	$216,776	$433,552	$814,052	$4,869,375
Operating lease obligations	231,119	52,392	80,035	55,013	43,679
Other long-term liabilities (b)	29,318	18,302	10,006	1,010	—

Total contractual obligations (c)	$6,594,192	$287,470	$523,593	$870,075	$4,913,054

(a)	Represents our senior notes and subordinated notes and related interest payments

(b)	Represents our limited recourse collateralized financing arrangements and related interest payments

(c)	We do not have any payments due in connection with capital lease or purchase obligations
     We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2005, we had agreements to acquire approximately 189,000 homesites through option contracts and unconsolidated entities in which we have investments. At December 31, 2005 we had $444.8 million of non-refundable option deposits and advanced costs related to certain of these agreements.
     The following table summarizes our other commercial commitments as of December 31, 2005:

	Amount of Commitment Expiration by Period
	($000’s omitted)
	Total	2006	2007—2008	2009—2010	After 2010
Other commercial commitments:
Guarantor revolving credit facilities (a)	$1,660,000	$—	$—	$1,660,000	$—
Non-guarantor revolving credit facilities (c)	990,000	990,000	—	—	—
Standby letters of credit (b)	39,794	39,794	—	—	—

Total commercial commitments (d)	$2,689,794	$1,029,794	$—	$1,660,000	$—

(a)	Includes capacity to issue up to $1.125 billion in standby letters of credit of which $492 million was outstanding at December 31, 2005.

(b)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

(c)	Includes credit facility of $390 million and $600 million asset-backed commercial paper program. The asset-backed commercial paper program was temporarily increased to $600 million from $550 million in December 2005 due to high year-end volume. It was returned to $550 million in January 2006.

(d)	Excludes performance and surety bonds of approximately $1.8 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements
     We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2005, we had outstanding letters of credit of $531.5 million. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.79 billion at December 31, 2005, are typically outstanding over a period that approximates 3-5 years. We do not believe that we will be required to draw upon any such letters of credit or performance bonds.
     In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2005, these agreements totaled approximately $7.6 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2005, we consolidated certain variable interest entities with assets totaling $76.7 million.
     At December 31, 2005 and 2004, aggregate outstanding debt of unconsolidated joint ventures was $882.2 million and $58.1 million, respectively. The increase in debt at December 31, 2005 is a result of the growth in the number of joint venture arrangements as well as increased land development activities for these entities. Our proportionate share of our joint venture debt as of December 31, 2005 was approximately $294 million, for which we provide limited recourse debt guarantees, of approximately $288 million. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by us, unless the joint venture was unable to perform its contractual borrowing obligations. As of December 31, 2005, we do not anticipate that we will incur any significant costs under these guarantees.
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

Critical Accounting Policies and Estimates (continued)
Inventory valuation (continued)
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
Goodwill and intangible assets
     We have recorded certain intangible assets and goodwill, most of which relate to the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. If we determine that the carrying value of intangible assets, long-lived assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on one of three methods. For assets related to ongoing operations, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.
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
Insurance
     We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under those policies and for any costs of claims and lawsuits in excess of our coverage limits or not covered by such policies, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Our total reserves for such items were $153.4 million and $115.6 million at December 31, 2005 and 2004, respectively. Expenses related to such claims were approximately $70.1 million, $58.4 million, and $40.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Critical Accounting Policies and Estimates (continued)
Stock-based compensation
     On December 15, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees, and will continue to use this model upon adoption of SFAS 123(R). Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and we adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). In addition, our stock option participant agreements provide continued vesting for certain retirement eligible employees who have achieved a predetermined level of service based on their combined age and years of service. We currently recognize the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), we will record related compensation cost over the period through the date the employee first becomes eligible to retire and is no longer required to provide services to earn the award. Because these amounts are not significant, the adoption of SFAS No. 123(R) is not expected to have a material impact on our results of operations or financial position. This statement is effective for fiscal periods beginning after December 15, 2005.
New Accounting Pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) ratified its Emerging Issues Task Force consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). This guidance states that the general partner in a limited partnership is presumed to control that limited partnership, with limited exceptions. We do not expect the provisions of Issue 04-5 to impact our current accounting treatment for limited partnerships because we are not a general partner. Issue 04-5 is effective June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified and is otherwise effective for the first fiscal period beginning after December 15, 2005 for all other limited partnerships.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006 and has been determined to have no impact on our results of operations or its financial position.
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from the new deduction were recorded during 2005, and resulted in a reduction in our federal income tax rate (see Note 9 to Consolidated Financial Statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2005 and 2004, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2005 for the
	Years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes and subordinated notes	$—	$—	$—	$400,000	$—	$2,998,563	$3,398,563	$3,421,959
Average interest rate	—	—	—	4.88%	—	6.58%	6.38%	—

Limited recourse collateralized financing	$18,051	$5,700	$3,949	$933	$—	$—	$28,633	$28,633
Average interest rate	.89%	1.80%	1.27%	8.25%	—	—	1.36%	—

	As of December 31, 2004 for the
	Years ended December 31,
						There-		Fair
	2005	2006	2007	2008	2009	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes and subordinated notes	$125,000	$—	$—	$—	$400,000	$2,348,563	$2,873,563	$3,124,413
Average interest rate	7.3%	—	—	—	4.88%	6.86%	6.6%	—

Limited recourse collateralized financing	$60,392	$13,309	$4,699	$2,350	$1,113	$—	$81,863	$81,863
Average interest rate	1.48%	1.97%	4.17%	5.25%	5.25%	—	1.87%	—
     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2005 and 2004, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.
     We minimize interest rate risk by (i) financing the loans via a variable rate borrowing agreement tied to LIBOR and A1/P1 commercial paper rates and (ii) hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.
     Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100 and 150 basis points would not be material to our financial results.
     At December 31, 2005, our aggregate net investments exposed to foreign currency exchange rate risk include our remaining non-operating investments in Mexico, which approximated $6.2 million, and our mortgage banking joint venture investment in Mexico, which approximated $15.1 million.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS
     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 1A. Risk Factors, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).
     Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate”, and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by us pursuant to the “Safe Harbor” provisions of the Reform Act. We undertake no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
     Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those set forth under Item 1A. — Risk Factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
($000’s omitted, except share data)

	2005	2004
ASSETS

Cash and equivalents	$1,002,268	$308,118
Unfunded settlements	156,663	118,471
House and land inventory	8,756,093	7,241,350
Land held for sale	257,724	230,086
Land, not owned, under option agreements	76,671	106,380
Residential mortgage loans available-for-sale	1,038,506	697,077
Investments in unconsolidated entities	301,613	258,868
Goodwill	307,693	307,693
Intangible assets, net	127,204	135,454
Other assets	1,023,739	971,634
Deferred income tax asset	—	31,766

	$13,048,174	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $405,411 and $304,394 in 2005 and 2004, respectively	$789,399	$609,039
Customer deposits	392,041	341,050
Accrued and other liabilities	1,402,620	1,251,763
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	893,001	617,415
Income taxes	219,504	203,806
Deferred income tax liability	7,740	—
Senior notes and subordinated notes	3,386,527	2,861,550
Commitments and contingencies

Total liabilities	7,090,832	5,884,623

Shareholders’ Equity:
Preferred stock, $.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized, 257,030,925 and 255,748,368 shares issued and outstanding at December 31, 2005 and 2004, respectively	2,570	2,558
Additional paid-in capital	1,209,148	1,114,739
Unearned compensation	—	(44)
Accumulated other comprehensive loss	(5,496)	(14,380)
Retained earnings	4,751,120	3,419,401

Total shareholders’ equity	5,957,342	4,522,274

	$13,048,174	$10,406,897

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003
(000’s omitted, except per share data)

	2005	2004	2003
Revenues:
Homebuilding	$14,528,236	$11,400,008	$8,701,661
Financial Services	161,414	112,719	115,847
Other non-operating	4,885	1,749	3,281

Total revenues	14,694,535	11,514,476	8,820,789

Expenses:
Homebuilding, principally cost of sales	12,302,018	9,818,336	7,733,697
Financial Services	93,574	71,528	53,253
Other non-operating, net	97,279	92,434	78,632

Total expenses	12,492,871	9,982,298	7,865,582

Other income:
Equity income	75,350	60,146	38,801

Income from continuing operations before income taxes	2,277,014	1,592,324	994,008
Income taxes	840,126	598,751	376,460

Income from continuing operations	1,436,888	993,573	617,548
Income (loss) from discontinued operations	55,025	(7,032)	7,086

Net income	$1,491,913	$986,541	$624,634

Per share data:
Basic:
Income from continuing operations	$5.62	$3.93	$2.53
Income (loss) from discontinued operations	.22	(.03)	.03

Net income	$5.84	$3.91	$2.56

Assuming dilution:
Income from continuing operations	$5.47	$3.82	$2.46
Income (loss) from discontinued operations	.21	(.03)	.03

Net income	$5.68	$3.79	$2.48

Cash dividends declared	$.13	$.10	$.05

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	255,492	252,590	244,323
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	7,309	7,644	7,137

Adjusted weighted-average common shares and effect of dilutive securities	262,801	260,234	251,460

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2005, 2004 and 2003
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2002	2,444	931,329	(9,866)	(35,371)	1,871,890	2,760,426

Stock option exercise, including tax benefit of $28,742	64	68,171	—	—	—	68,235
Restricted stock award	12	(12)	—	—	—	—
Restricted stock award amortization	—	—	9,210	—	—	9,210
Cash dividends declared — $.05 per share	—	—	—	—	(13,612)	(13,612)
Stock repurchases	(16)	(6,054)	—	—	(12,234)	(18,304)
Stock-based compensation	—	21,305	—	—	—	21,305
Comprehensive income:
Net income	—	—	—	—	624,634	624,634
Change in fair value of derivatives, net of income taxes of $(1,055), net of reclassification for net realized losses on derivatives of $1,880 included in net income	—	—	—	1,682	—	1,682
Foreign currency translation adjustments	—	—	—	(5,453)	—	(5,453)

Total comprehensive income						620,863

Shareholders’ Equity, December 31, 2003	$2,504	$1,014,739	$(656)	$(39,142)	$2,470,678	$3,448,123

Stock option exercise, including tax benefit of $35,700	56	79,603	—	—	—	79,659
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	612	—	—	612
Cash dividends declared — $.10 per share	—	—	—	—	(25,427)	(25,427)
Stock repurchases	(6)	(2,290)	—	—	(12,391)	(14,687)
Stock-based compensation	—	22,691	—	—	—	22,691
Comprehensive income:
Net income	—	—	—	—	986,541	986,541
Change in fair value of derivatives, net of income taxes of $(206), net of reclassification for net realized losses on derivatives of $199 included in net income	—	—	—	336	—	336
Foreign currency translation adjustments	—	—	—	24,426	—	24,426

Total comprehensive income						1,011,303

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274

Stock option exercise, including tax benefit of $34,095	30	65,313	—	—	—	65,343
Restricted stock award	18	(18)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared — $.13 per share	—	—	—	—	(33,550)	(33,550)
Stock repurchases	(36)	(16,566)	—	—	(126,644)	(143,246)
Stock-based compensation	—	45,680	—	—	—	45,680
Comprehensive income:
Net income	—	—	—	—	1,491,913	1,491,913
Change in fair value of derivatives, net of income taxes of $2,481, net of reclassification for net realized losses on derivatives of $138 included in net income	—	—	—	(4,048)	—	(4,048)
Foreign currency translation adjustments	—	—	—	12,932	—	12,932

Total comprehensive income						1,500,797

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2005, 2004 and 2003
($000’s omitted)

	2005	2004	2003
Cash flows from operating activities:
Net income	$1,491,913	$986,541	$624,634
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Loss on sale of subsidiaries	13,124	33,150	—
Amortization and depreciation	61,512	46,296	39,419
Stock-based compensation expense	45,724	23,303	30,515
Deferred income taxes	39,506	(22,967)	18,985
Distributions in excess (less than) earnings of affiliates	10,670	(21,625)	(36,186)
Other, net	(800)	3,332	775
Increase (decrease) in cash due to:
Inventories	(1,688,571)	(2,056,563)	(1,371,163)
Residential mortgage loans available-for-sale	(341,429)	(155,575)	59,000
Other assets	(135,336)	29,573	(14,242)
Accounts payable, accrued and other liabilities	477,372	282,259	293,734
Income taxes	45,019	160,114	18,124

Net cash provided by (used in) operating activities	18,704	(692,162)	(336,405)

Cash flows from investing activities:
Distributions from unconsolidated entities	107,978	66,067	43,606
Investments in unconsolidated entities	(161,926)	(196,997)	(13,827)
Investments in subsidiaries	(31,172)	—	—
Proceeds from the sale of subsidiaries	142,866	—	—
Proceeds from the sale of fixed assets	5,858	7,094	5,023
Capital expenditures	(88,887)	(75,219)	(39,120)
Other, net	—	500	—

Net cash provided by (used in) investing activities	(25,283)	(198,555)	(4,318)

Cash flows from financing activities:
Payment of senior notes and subordinated notes	(125,000)	(189,270)	(457,511)
Proceeds from borrowings	970,944	1,039,949	696,965
Repayment of borrowings	—	(44,892)	(118,168)
Issuance of common stock	31,248	43,959	39,493
Stock repurchases	(143,246)	(14,687)	(18,304)
Dividends paid	(33,550)	(25,427)	(13,612)

Net cash provided by financing activities	700,396	809,632	128,863

Effect of exchange rate changes on cash and equivalents	333	(46)	(1,994)

Net increase (decrease) in cash and equivalents	694,150	(81,131)	(213,854)
Cash and equivalents at beginning of year	308,118	389,249	603,103

Cash and equivalents at end of year	$1,002,268	$308,118	$389,249

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest, net of amount capitalized	$42,789	$37,055	$42,885

Income taxes	$747,325	$453,287	$337,590

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Summary of significant accounting policies
Basis of presentation
     The consolidated financial statements include the accounts of Pulte Homes, Inc., all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s former thrift subsidiary, First Heights Holding Corp, LLC (“First Heights”), is classified as a discontinued operation (See Note 3). The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     In December 2005, the Company sold substantially all of its Mexico homebuilding operations realizing cash of $131.5 million as further described in Note 3. For the years ended December 31, 2005, 2004 and 2003, the Mexico operations have been presented as discontinued operations in the Company’s Consolidated Financial Statements.
     In January 2005, the Company sold all of its Argentina operations, as further described in Note 3. At December 31, 2004, the Argentina operations were classified as held for sale. For the years ended December 31, 2004 and 2003, the Argentina operations have been presented as discontinued operations in the Company’s Consolidated Financial Statements.
Use of estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Foreign currency
     The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Cumulative translation adjustments of $7.6 million for the Company’s Mexico homebuilding operations were recognized in December 2005 in connection with the sale of those operations. The cumulative translation adjustment of $25.1 million for Argentina was recognized in December 2004 in connection with the classification of those operations as held for sale. Realized foreign currency transaction gains and losses are included in the Consolidated Statements of Operations. Realized foreign currency transaction (gains) losses of $(1.6) million, $300 thousand, and $(70) thousand for the years ended December 31, 2005, 2004 and 2003, respectively were recorded in income from discontinued operations.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
Goodwill
     At December 31, 2005 and 2004, the majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001. All goodwill relates to the Homebuilding segment, except for $700 thousand, which relates to the Financial Services segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter of 2005 and determined there to be no impairment of goodwill.
Intangible assets
     Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Homebuilding segment. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets was $163.5 million and $36.3 million, respectively, at December 31, 2005, and $163.5 million and $28.1 million, respectively, at December 31, 2004. Amortization expense was $8.2 million for the year ended December 31, 2005 and $8.3 million for each of the years ended December 31, 2004 and 2003, respectively. Amortization expense for trademarks and tradenames is expected to be approximately $8.2 million in each of the next 5 years.
     Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. During the years ended December 31, 2005, 2004 and 2003, there were no impairments of intangible assets.
Fixed assets and depreciation
     Fixed assets are recorded at cost. Maintenance and repair costs are charged to earnings as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: Vehicles, three to five years, model and office furniture, two to five years, and equipment, three to ten years. Fixed assets are included in Other Assets and totaled $153.6 million net of accumulated depreciation of $130.2 million at December 31, 2005 and $126.1 million net of accumulated depreciation of $101.7 million at December 31, 2004. Total depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $53.3 million, $38 million, and $31.2 million, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
Advertising cost
     The Company expenses advertising costs as incurred. For the years ended December 31, 2005, 2004 and 2003, the Company incurred advertising costs of approximately $94.1 million, $87.1 million and $79.7 million, respectively.
Employee benefits
     The Company maintains one defined contribution plan that covers substantially all of the Company’s employees. Company contributions to the plan are expensed as paid. The total Company contributions pursuant to the plan were approximately $19.8 million, $15 million and $9.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Insurance
     The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through its captive insurance subsidiaries, the Company reserves for costs to cover its self-insured and deductible amounts under those policies and for any costs of claims and lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $153.4 million and $115.6 million at December 31, 2005 and 2004, respectively. Expenses related to such claims were approximately $70.1 million, $58.4 million, and $40.9 million for the years ended December 31, 2005, 2004, and 2003, respectively.
Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. For the year ended December 31, 2005, 2004, and 2003, the Company had 161,109, 129,390 and 156,632 anti-dilutive outstanding stock options, respectively, which were excluded from this calculation.
Fair values of financial instruments
     The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.
     The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $10.8 million and $6.9 million at December 31, 2005 and 2004, respectively.
     Carrying amounts for financial derivative instruments reported in the balance sheet approximate fair value as the amounts reported are based on current market prices. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Changes in the fair value of these instruments would not have a significant impact on the Company’s results of operations. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. At December 31, 2005, derivative assets, included in other assets, in the balance sheet, totaled $5.3 million and derivative liabilities, included in accrued and other liabilities, totaled $7.5 million. At December 31, 2004, derivative assets totaled $3.8 million and derivative liabilities totaled $3.5 million.

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
     Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
Stock-based compensation
     The Company currently has several stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognizes compensation expense on an accelerated basis, based on the fair value provisions of SFAS No. 123. Additionally, the Company recognizes compensation expense on the graded vesting method over the vesting periods of the applicable stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense recorded in earlier years than the straight-line method. Grants made prior to January 1, 2003 continue to be accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost is reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: weighted- average dividend yields of .39%, .33% and .44%, expected volatility of 40.1%, 36.6% and 35.3%, weighted-average risk-free interest rates of 4.6%, 3.80% and 3.57%, and weighted-average expected lives of 5.62 years, 5.92 years and 6.76 years.

	Years Ended December 31,
	($000’s omitted, except per share data)
	2005	2004	2003

Net income, as reported	$1,491,913	$986,541	$624,634
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,705	9,922	8,972
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,119)	(15,245)	(11,456)

Pro forma net income	$1,490,499	$981,218	$622,150

Earnings per share:
Basic-as reported	$5.84	$3.91	$2.56

Basic-pro forma	$5.83	$3.88	$2.55

Diluted-as reported	$5.68	$3.79	$2.48

Diluted-pro forma	$5.67	$3.77	$2.47

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $13.3 million, $4.4 million, and $9.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts have been excluded from the above reconciliation, as they would have no impact on pro forma net income as presented.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
New accounting pronouncements
     In June 2005, the Financial Accounting Standards Board (“FASB”) ratified its Emerging Issues Task Force consensus in Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“Issue 04-5”). This guidance states that the general partner in a limited partnership is presumed to control that limited partnership, with limited exceptions. The Company does not expect the provisions of Issue 04-5 to impact its current accounting treatment for limited partnerships because the Company is not a general partner. Issue 04-5 is effective June 29, 2005 for new limited partnerships and existing limited partnerships where the partnership agreement has been modified and is otherwise effective for the first fiscal period beginning after December 15, 2005 for all other limited partnerships.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to financial statements of prior periods for changes in accounting principle. This Statement is effective January 1, 2006 and has been determined to have no impact on the Company’s results of operations or its financial position.
     On December 15, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be accounted for at fair value. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The Company previously adopted the fair-value-based method of accounting for share-based payments under SFAS No. 123 effective January 1, 2003 using the prospective method described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes option pricing model to estimate the value of stock options granted to employees, and will continue to use this model upon adoption of SFAS 123(R). Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that was not recognized under SFAS No. 123 will be recognized under SFAS No. 123(R). In addition, the Company’s stock option participant agreements provide continued vesting for certain retirement eligible employees who have achieved a predetermined level of service based on their combined age and years of service. The Company currently recognizes the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), the Company will record related compensation cost over the period through the date the employee first becomes eligible to retire and is no longer required to provide services to earn the award. Because these amounts are not significant, the adoption of SFAS No. 123(R) is not expected to have a material impact on the Company’s results of operations or financial position. This statement is effective for fiscal periods beginning after December 15, 2005.
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from the new deduction were recorded during 2005, and resulted in a reduction in the Company’s federal income tax rate (see Note 9).

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
     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. The Company capitalized interest in the amount of $185.8 million, $156.1 million and $136.3 million and expensed to home cost of sales $179.6 million, $133 million and $78.7 million in 2005, 2004 and 2003, respectively.
     Major components of the Company’s inventory at December 31, 2005 and 2004 were ($000’s omitted):

	2005	2004

Homes under construction	$3,136,708	$2,551,921
Land under development	4,844,913	4,009,839
Land held for future development	774,472	679,590

Total	$8,756,093	$7,241,350

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At December 31, 2005 and 2004, the Company classified $76.7 million and $106.4 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $13.4 million and $18.9 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at December 31, 2005 and 2004, had a total purchase price of $7.6 billion and $6.3 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $431.4 million and $311.7 million, included in other assets at December 31, 2005 and 2004, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
Homebuilding (continued)
Land held for sale
     At December 31, 2005 and 2004, the Company had approximately $257.7 million and $230.1 million of land held for sale related to the Company’s Homebuilding segment. Land held for sale is recorded at the lower of cost or fair value less costs to sell.
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
     Changes to the Company’s allowance for warranties for the years ended December 31, 2005 and 2004, are as follows ($000’s omitted):

	2005	2004

January 1	$83,397	$61,569

Warranty reserves provided	158,192	111,062
Payments and other adjustments	(129,292)	(89,234)

December 31	$112,297	$83,397

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
     The Company sells its servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, generally less than four months, the Company does not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, usually 90 days after sale or securitization. The Company established reserves for this liability of $5.2 million and $3.8 million at December 31, 2005 and 2004, respectively, included in accrued and other liabilities, at the time the sale was recorded. During 2005, 2004 and 2003, total servicing rights recognized were $31.7 million, $25.3 million, and $36.7 million, respectively.
Residential mortgage loans available-for-sale
     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $4.8 million and $2.1 million at December 31, 2005 and 2004, respectively. These discounts are not amortized as interest revenue during the period the loans are held for sale.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
Financial Services (continued)
Residential mortgage loans available-for-sale (continued)
     Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans. During 2005, 2004 and 2003, net gains from the sale of mortgages were $81.1 million, $50.3 million, and $64.4 million, respectively, which have been included in Financial Services revenue.
Interest income on mortgage loans
     Interest income is accrued from the date a mortgage loan is originated until the loan is sold.
Mortgage servicing, origination and commitment fees
     Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs on funded loans are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.
Derivative instruments and hedging activities
     The Company recognizes all of its derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge.
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
     Market risks arise from commitments to lend, movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. A commitment to lend at a specified interest rate is a derivative instrument (interest rate is locked to the borrower). When the Company commits to lend to the borrower, the Company enters into one of the aforementioned derivative financial instruments to economically hedge the rate lock derivative. The changes in the value of the loan commitment and the derivative financial instrument are recognized in current earnings during the period of change. At December 31, 2005, commitments by the Company to originate mortgage loans totaled $292.1 million at interest rates prevailing at the date of commitment.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1.   Summary of significant accounting policies (continued)
Derivative instruments and hedging activities (continued)
     Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2005, the Company had unexpired cash forward contracts and whole loan investor commitments of $1.1 billion. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used as cross hedges on various loan product types and to protect the Company from unexpected increases, cancellations or modifications in lending commitments. There were no outstanding options on treasury futures contracts at December 31, 2005.
     The Company enters into derivative instruments to economically hedge portions of its forecasted cash flow from sales of mortgage-backed securities with derivative financial instruments. At December 31, 2005, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 80 days. During the year ended December 31, 2005, the Company did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. In addition, the Company did not recognize any material net gains or losses during the year ended December 31, 2005 for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2005, the Company expects to reclassify $18 thousand, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months from sales of mortgage-backed securities.
2.   Segment information
     The Company’s operations are classified into two reportable segments, Homebuilding and Financial Services.
     The Company’s Homebuilding segment is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers. The Company’s Homebuilding segment is the aggregation of its related operating segments.
     The Company’s Financial Services segment consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2005	2004	2003
Revenues:
Homebuilding	$14,528,236	$11,400,008	$8,701,661
Financial Services	161,414	112,719	115,847

Total segment revenues	14,689,650	11,512,727	8,817,508

Cost of sales (a) :
Homebuilding	11,144,968	8,789,140	6,885,249

Selling, general and administrative:
Homebuilding	1,107,816	973,629	820,951
Financial Services	77,570	64,287	45,867

Total segment selling, general and administrative	1,185,386	1,037,916	866,818

Interest (a) :
Financial Services	16,004	7,241	7,386

Other (income) expense, net:
Homebuilding	49,234	55,567	27,497

Total segment costs and expenses	12,395,592	9,889,864	7,786,950

Equity income:
Homebuilding	72,604	53,908	32,549
Financial Services	2,746	6,238	6,252

Total segment equity income	75,350	60,146	38,801

Income before income taxes:
Homebuilding	2,298,822	1,635,580	1,000,513
Financial Services	70,586	47,429	68,846

Total segment income before income taxes	$2,369,408	$1,683,009	$1,069,359
Other non-operating expenses, net (b)	(92,394)	(90,685)	(75,351)

Consolidated income before income taxes	$2,277,014	$1,592,324	$994,008

(a)	Total interest incurred was $250 million, $212.4 million, and $186.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Homebuilding interest expense, which represents the amortization of capitalized interest, of $179.6 million, $133 million, and $78.7 million for the years ended December 31, 2005, 2004, and 2003, respectively, is included as part of homebuilding cost of sales.

(b)	Other non-operating expenses, net consists of income and expenses related to Corporate services provided to the Company’s subsidiaries.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)

	Asset Data by Segment ($000’s omitted)
		Financial
	Homebuilding	Services	Total
At December 31, 2005:
Inventory	$8,756,093	$—	$8,756,093

Assets:
Segment	11,757,925	1,052,578	12,810,503
Other non-operating	—	—	237,671

Consolidated assets			$13,048,174

At December 31, 2004:
Inventory	$7,241,350	$—	$7,241,350

Assets:
Segment	9,263,864	719,505	9,983,369
Other non-operating	—	—	223,054
Discontinued operations	—	—	200,474

Consolidated assets			$10,406,897

3. Discontinued operations
     First Heights
     In the first quarter of 1994, the Company adopted a plan of disposal for First Heights and announced its strategy to exit the thrift industry and increase its focus on housing and related mortgage banking. First Heights sold all but one of its 32 bank branches and related deposits to two unrelated purchasers. The sale was substantially completed during the fourth quarter of 1994. Although the Company expected to complete the plan of disposal within a reasonable period of time, contractual disputes precluded the Company from completing the disposal in accordance with its original plan.
     In August 2005, the United States Court of Appeals affirmed the United States Court of Federal Claims final judgment, in its entirety, that the Company had been damaged by approximately $48.7 million as a result of the United States government’s breach of contract in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993. In December 2005, the Company received payment of the judgment in the amount of $48.7 million, which was recorded as income from discontinued operations.
     In September 2005, First Heights received notice confirming the voluntary dissolution of the First Heights Bank. The Office of Thrift Supervision also canceled First Heights’ charter. Accordingly, the day-to-day activities of First Heights, which had been principally devoted to supporting residual regulatory compliance matters and the litigation with the United States government (See Note 11), have now ceased.
     Revenues of this discontinued operation were $10 thousand, $8 thousand, and $6 thousand for the years ended December 31, 2005, 2004 and 2003. For the years ended December 31, 2005, 2004 and 2003, discontinued thrift operations reported after-tax income of $56.5 million, $10.5 million and $7.3 million, respectively. The after-tax income for the years ended December 31, 2005, 2004 and 2003 include approximately $7.8 million, $10.8 million and $7.9 million, respectively, of net income related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters.
     Mexico Homebuilding Operations
     In January 2005, the minority shareholders of Pulte Mexico S. de R.L. de C.V. (“Pulte Mexico”) exercised a put option under the terms of a reorganization agreement dated as of December 31, 2001, to sell their shares to the Company, the consummation of which resulted in the Company owning 100% of Pulte Mexico. In March 2005, the Company purchased 60% of the minority interest of Pulte Mexico for approximately $18.7 million in cash. In June 2005, the Company purchased the remaining 40% of the minority interest of Pulte Mexico for approximately $12.5 million in cash. The Company assigned approximately $17.6 million of the purchase price premium to house and land inventory, which was amortized through cost of sales as homes were sold. The excess of the purchase price over the estimated fair values of the underlying assets acquired and liabilities assumed, of $5.3 million, was recorded as goodwill.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Discontinued operations (continued)
     Mexico Homebuilding Operations (continued)
     In December 2005, the Company sold substantially all of its Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. The disposition of the Mexico operations will allow the Company to invest additional resources in the U.S. housing market. The Company realized cash of $131.5 million related to the sale. The sale of these operations did not include the Company’s investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities, which are not considered to be material to the Company’s results of operations or its financial position.
     Revenues of these discontinued operations were $201 million, $185.8 million and $172.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. For the years ended December 31, 2005, 2004 and 2003, discontinued Mexico homebuilding operations reported total after-tax income (losses) of ($1.5) million, $4.4 million and $1.7 million, respectively. For the years ended December 31, 2005, 2004 and 2003, Mexico reported pre-tax operating income of $4.6 million, $8.2 million and $4.6 million, respectively.
     For the year ended December 31, 2005, the Company recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of its Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, which had previously been reported in other comprehensive income, as well as the write-off of $5.3 million of goodwill related to the January 2005 acquisition of the minority shareholder interests. At December 31, 2005, the Mexico operations have been presented as discontinued operations in the consolidated financial statements. Previously, the Mexico operations were included in the Homebuilding segment. Certain amounts previously reported in the 2004 and 2003 financial statements and notes thereto were reclassified to conform to the 2005 presentation.
     Concurrent with the sale of its Mexico homebuilding operations, the Company elected to repatriate all of its earnings from its Mexico operations in accordance with the American Jobs Creation Act of 2004 (Internal Revenue Code Section 965, Temporary Dividends Received Deduction) and recorded $4.8 million of related income taxes, which have been included in the Mexico loss on sale from discontinued operations.
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
     Revenues of these discontinued Argentine operations were $24.6 million and $37 million for the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2003 discontinued Argentine operations reported total after-tax losses of $22 million and $1.9 million, respectively. For the years ended December 31, 2004 and 2003, Argentina reported after-tax operating losses of $1.4 million and $1.9 million, respectively. In addition, the Company recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell. The pre-tax loss includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $25.1 million ($15.6 million after-tax), which had previously been reported in other comprehensive income.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop and/or sell land and homes in the United States and Puerto Rico. If additional capital infusions are required and approved, the Company would need to contribute its pro-rata portion of those capital needs in order not to dilute its ownership in the joint ventures. During 2005, the Company invested approximately $37.3 million in three new joint ventures that develop and/or sell land within the United States.
     In January 2004, the Company invested $35 million for a 50% ownership interest in an entity that supplies and installs basic building components and operating systems, with an option to purchase the remaining 50% interest in the entity in July 2006 or earlier in certain circumstances. Effective January 2006, the Company exercised its option to purchase the remaining 50% interest in this entity.
     At December 31, 2005 and 2004, aggregate outstanding debt of unconsolidated joint ventures was $882.2 million and $58.1 million, respectively. The increase in debt at December 31, 2005 is a result of the growth in the number of joint venture arrangements as well as increased land development activities for these entities. The Company’s proportionate share of its joint venture debt as of December 31, 2005 was approximately $294 million, for which the Company provides limited recourse debt guarantees, of approximately $288 million. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by the Company, unless the joint venture was unable to perform its contractual borrowing obligations. As of December 31, 2005, we do not anticipate the Company will incur any significant costs under these guarantees.
     For the year ended December 31, 2005, we made additional capital contributions to these joint ventures totaling approximately $124.6 million and received capital distributions from these entities totaling approximately $108 million. At December 31, 2005 and 2004, the Company had approximately $286.6 million and $237.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segment. A majority of these investments are accounted for under the equity method, except for the Company’s ownership interest in a Mexican mortgage banking company, as described below.
     In February 2005, 25% of the Company’s investment in the capital stock of a mortgage banking company in Mexico was redeemed for a gain of approximately $620 thousand. The Company’s remaining ownership interest of 16.66% is accounted for under the cost method. At December 31, 2005 and 2004, the Company’s investment in this entity, which is included in the assets of the Financial Services segment, was approximately $15.1 million and $21.1 million, respectively. The Company does not have any purchase or investment commitments to this entity. Furthermore, the Company has not guaranteed any of the indebtedness of this entity, which approximated $2.1 billion and $1.7 billion at December 31, 2005 and 2004, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Senior notes and subordinated notes
     The Company’s senior notes and subordinated notes at book value are summarized as follows ($000’s omitted):

	December 31,
	2005	2004

7.3% unsecured senior notes, issued by Pulte Homes, Inc., redeemed in October 2005	$—	$124,991

4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	399,268	399,060

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,371	199,249

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	496,026	495,571

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	297,960	297,675

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,720	499,687

5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	349,407	—

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	148,722	148,613

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,847	298,804

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	397,975	397,900

6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	299,231	—

	$3,386,527	$2,861,550

Estimated fair value	$3,421,959	$3,124,413

     Refer to Note 12 for supplemental consolidating financial information of the Company.
     Total senior note and subordinated note principal maturities during the five years after 2005 are as follows: 2006 — $0; 2007 — $0; 2008 — $0; 2009 — $400 million; 2010 — $0; and thereafter — $3 billion.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Senior notes and subordinated notes (continued)
     The Company’s $125 million, 7.3% unsecured senior notes were repaid in October 2005 using its revolving credit facility and cash provided by operations.
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
6. Other financing arrangements
     Corporate/Homebuilding
     In October 2005, the Company restructured and amended the 5-year unsecured revolving credit facility, increasing the borrowing availability from $1.38 billion to $1.615 billion, and extending the maturity date from September 2009 to October 2010, with pricing more favorable to the Company. The Company subsequently increased the credit facility to $1.66 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. The Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60%, as defined in the agreement.
     The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2005	2004	2003

Available credit lines at year-end	$1,660,000	$1,310,000	$850,000
Unused credit lines at year-end (a)	$1,168,000	$994,000	$693,000
Maximum amount outstanding at the end of any month (b)	$47,000	$631,000	$—
Average monthly indebtedness (c)	$22,000	$187,000	$2,000
Range of interest rates during the year	3.22% to 7.00%	2.08% to 5.25%	2.08% to 4.25%
Weighted-average rate at year-end	5.24%	2.91%	2.22%

(a)	Reduced by letters of credit outstanding of $492 million and $316 million at December 31, 2005 and 2004, respectively.

(b)	Excludes letters of credit outstanding of $468 million for 2005 and $309 million for 2004, respectively.

(c)	Excludes letters of credit outstanding, which averaged $389 million and $241 million for 2005 and 2004, respectively.
     At December 31, 2005, other financing included limited recourse collateralized financing arrangements totaling $28.6 million. These financing arrangements have maturities ranging primarily from one to four years, a weighted average interest rate of 1.36%, are generally collateralized by certain land positions and have no recourse to any other assets. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.
     Financial Services
     Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Other financing arrangements (continued)
Financial Services (continued)
     Pulte Mortgage supports its operations through the use of a revolving credit facility and an asset-backed commercial paper conduit. In July 2004, Pulte Mortgage expanded the capacity on its revolving credit facility from $355 million to $390 million. This credit facility bears interest at LIBOR plus an established margin and expires June 30, 2006. In September 2004, Pulte Mortgage amended its commercial paper conduit, which is a $550 million committed line of credit, which bears interest based on A1/P1 commercial paper plus an established margin and expires August 2006. The amendment increased a sub-limit for eligible collateral, eliminated the $50 million quarterly accordion feature, and made pricing more favorable to Pulte Mortgage. The asset-backed commercial paper program was temporarily increased to $600 million in December 2005 due to high year-end volume. It was reduced back to $550 million in January 2006. The bank credit agreement requires PMLLC to pay a fee for the committed credit line. PMLLC provides compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The bank credit agreements contain restrictive covenants, the most restrictive of which requires Pulte Mortgage to maintain a minimum tangible net worth of $30 million and funded debt cannot exceed 12 times tangible net worth.
     During the three years ended December 31, 2005, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates.
     The following is aggregate borrowing information ($000’s omitted):

	2005	2004	2003
Available credit lines at year-end	$990,000	$940,000	$860,000
Unused credit lines at year-end	$97,000	$324,000	$381,000
Maximum amount outstanding at the end of any month	$893,000	$616,000	$483,000
Average monthly indebtedness	$423,000	$297,000	$391,000
Range of interest rates during the year	0.65% to 5.12%	0.65% to 3.06%	0.45% to 2.31%
Weighted-average rate at year-end	4.89%	2.82%	1.59%
7. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005 (for a total stock repurchase authorization of $200 million), the Company has repurchased a total of 6,120,800 shares for a total of $180.5 million. At December 31, 2005, the Company had remaining authorization to purchase common stock aggregating $19.5 million.
     In July 2005, the Company’s Board of Directors declared a two-for-one stock split effected in the form of a 100 percent stock dividend. The additional shares of common stock were distributed on September 1, 2005, to the shareholders of record as of August 15, 2005. In December 2003, the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend. The distribution was made on January 2, 2004. All share and per share amounts have been restated to retroactively reflect the stock splits.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2005	2004
Foreign currency translation adjustments:
Mexico	(1,586)	(14,518)
Fair value of derivatives, net of income taxes of $2,397 in 2005 and $(84) in 2004	(3,910)	138

	$(5,496)	$(14,380)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock compensation plans and management incentive compensation
     The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plan”); information related to the active plans is as follows:

Shares
Plan Name	Authorized
Employee Plans

Pulte Homes, Inc. 2004 Stock Incentive Plan	12,000,000
Pulte Homes, Inc. 2002 Stock Incentive Plan	12,000,000
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	10,000,000

Director Plan

2000 Stock Plan for Nonemployee Directors	1,000,000
     As of December 31, 2005, 12,017,978 stock options remain available for grant under the Employee Plans, which can also be used for awards to nonemployee directors.
     The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to four years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 3,600 shares of common stock and options to purchase an additional 16,000 shares. All options granted under the Director Plan are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.
     A summary of the status of the Company’s stock options for the years ended December 31, 2005, 2004 and 2003 is presented below (000’s omitted except per share data):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	17,802	$15	21,554	$12	24,577	$9
Granted	2,543	40	2,238	28	4,002	21
Exercised	(3,136)	(10)	(5,181)	(8)	(6,270)	(6)
Forfeited	(359)	(21)	(809)	(15)	(755)	(11)

Outstanding, end of year	16,850	$19	17,802	$15	21,554	$12

Options exercisable at year-end	9,937	$12	9,220	$10	9,437	$8

Weighted-average per share fair value of options granted during the year	$17.31		$11.37		$8.79

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock compensation plans and management incentive compensation (continued)
The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price
$ 0.01 to $13.00	8,707	5.6	$10	7,859	$10
$13.01 to $20.00	228	6.9	$15	228	$15
$20.01 to $31.00	5,400	8.3	$24	1,706	$22
$31.01 to $41.00	2,515	9.9	$40	144	$39
     The Company awarded 1,761,334, 801,036 and 1,088,708 shares of restricted stock to certain key employees during 2005, 2004, and 2003, respectively, under the Employee Plans. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense of $21.1 million, $7.1 million and $16 million during 2005, 2004, and 2003, respectively.
9. Income taxes
     The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2005	2004	2003
Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	2.25	1.97	2.04
Settlement of state tax issues and other	(.35)	.63	.84

Effective rate	36.90%	37.60%	37.88%

     The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2005	2004
Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(104,501)	$(46,994)
Trademarks and tradenames	(48,261)	(51,359)

	(152,762)	(98,353)

Deferred tax assets:
Non-deductible reserves and other	132,976	117,572
State net operating loss carryforwards	2,533	3,920
State credit carryforwards	10,779	11,230

	146,288	132,722

Asset valuation allowance	(1,266)	(2,603)

Net deferred tax asset (liability)	$(7,740)	$31,766

     Various state net operating losses aggregating $50.6 million expire in years 2015 through 2023. Net operating losses are generally available to offset the Company’s taxable income in future years. Management believes that certain of these state net operating losses will not be utilized prior to their expiration. As such, a valuation allowance has been recorded as indicated above. State credit carryforwards include a state credit voucher of $10.8 million that is expected to be realized by the Company no later than 2006.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income taxes (continued)
     In the fourth quarter of 2005, the Company repatriated the earnings of its Mexican subsidiaries. The earnings were distributed pursuant to the provisions of the American Jobs Creation Act of 2004 (Internal Revenue Code Section 965, Temporary Dividends Received Deduction). The income taxes associated with such repatriation, $4.8 million, were recorded within the Mexico discontinued operations for the year ended December 31, 2005.
     The American Jobs Creation Act of 2004 provides a 3% tax deduction on qualified domestic production activities income for 2005. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced 2005 income tax expense.
     Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total
Year ended December 31, 2005
Federal	$743,639	$35,042	$778,681
State and other	56,981	4,464	61,445

	$800,620	$39,506	$840,126

Year ended December 31, 2004
Federal	$581,853	$(20,531)	$561,322
State and other	39,866	(2,437)	37,429

	$621,719	$(22,968)	$598,751

Year ended December 31, 2003
Federal	$335,774	$15,067	$350,841
State and other	21,701	3,918	25,619

	$357,475	$18,985	$376,460

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

Years Ending December 31,
2006	$52,392
2007	43,465
2008	36,570
2009	32,179
2010	22,834
After 2010	43,679

Total minimum lease payments	$231,119

Net rental expense for the years ended December 31, 2005, 2004 and 2003 was $73.1 million, $55.7 million, and $47.9 million, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Commitments and contingencies
     In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $5.7 billion and $4.1 billion at December 31, 2005 and 2004, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $1.9 billion and $2.4 billion at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $2.3 billion and $1.8 billion, respectively.
     The Company could be required to repurchase loans sold to investors that have not been underwritten in accordance with the investor guidelines (“defective loans”). The Company, in the normal course of business, indemnifies investors for defective loans that they have purchased. As of December 31, 2005 and 2004, the Company had been notified of $4.1 million and $6.6 million of defective loans, respectively. The Company assesses the risk of loss on these indemnifications and establishes reserves for them. At December 31, 2005 and 2004, reserves for indemnification on defective loans are reflected in accrued and other liabilities and amounted to $242 thousand and $390 thousand, respectively.
     The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position or cash flows of the Company.
Storm Water Discharge Practices
     In April 2004, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has provided the EPA with this information. Although the matter has since been referred to the United States Department of Justice (“DOJ”) for enforcement, the EPA has asked that the Company engage in “pre-filing” negotiations to resolve the matter short of litigation. The Company continues to participate actively in these negotiations. If the negotiations fail and the DOJ alleges that the Company has violated regulatory requirements applicable to storm water discharges, the government may seek injunctive relief and penalties. The Company believes that it has defenses to any such allegations. At this time, however, the Company can neither predict the outcome of this inquiry, nor can it currently estimate the costs that may be associated with its eventual resolution.
First Heights-related litigation
     Pulte Homes, Inc. was a party to a lawsuit relating to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation (“FSLIC”) and First Heights’ ownership of five failed Texas thrifts. The lawsuit was filed on December 26, 1996, in the United States Court of Federal Claims (Washington, D.C.) by Pulte Homes, Inc., Pulte Diversified Companies, Inc. and First Heights (collectively, the Pulte Parties) against the United States. The Pulte Parties asserted breach of contract on the part of the United States in connection with the enactment of Section 13224 of the Omnibus Budget Reconciliation Act of 1993 (“OBRA”). That provision repealed portions of the tax benefits that the Pulte Parties claim they were entitled to under the contract to acquire the failed Texas thrifts. The Pulte Parties also asserted other claims concerning the contract, including that the United States (through the FDIC as receiver) improperly attempted to amend the failed thrifts’ pre-acquisition tax returns and that this attempt was made in an effort to deprive the Pulte Parties of tax benefits for which they had contracted.
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
     In August 2005, the Appeals Court affirmed the United States Court of Federal Claims judgment, in its entirety. In December 2005, the Company received payment of the judgment in the amount of $48.7 million, which was recorded as income from discontinued operations.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information
     At December 31, 2005, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, and (10) $300 million, 6%, due 2035. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$839,764	$162,504	$—	$1,002,268
Unfunded settlements	—	226,417	(69,754)	—	156,663
House and land inventories	—	8,742,573	13,520	—	8,756,093
Land held for sale	—	257,724	—	—	257,724
Land, not owned, under option agreements	—	76,671	—	—	76,671
Residential mortgage loans available-for-sale	—	—	1,038,506	—	1,038,506
Investments in unconsolidated entities	1,448	264,257	35,908	—	301,613
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	127,204	—	—	127,204
Other assets	41,873	870,238	111,628	—	1,023,739
Investment in subsidiaries	11,154,107	88,972	3,142,458	(14,385,537)	—

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$177,105	$2,161,341	$245,614	$—	$2,584,060
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	893,001	—	893,001
Income taxes	219,504	—	—	—	219,504
Deferred income tax liability	13,535	(84)	(5,711)	—	7,740
Senior notes and subordinated notes	3,386,527	—	—	—	3,386,527
Advances (receivable) payable — subsidiaries	1,443,415	(1,550,745)	107,330	—	—

Total liabilities	5,240,086	610,512	1,240,234	—	7,090,832

Shareholders’ Equity:
Common stock	2,570	182	383	(565)	2,570
Additional paid-in capital	1,209,148	7,196,144	2,066,733	(9,262,877)	1,209,148
Accumulated other comprehensive loss	(5,496)	(1,603)	(1,603)	3,206	(5,496)
Retained earnings	4,751,120	3,995,578	1,129,723	(5,125,301)	4,751,120

Total shareholders’ equity	5,957,342	11,190,301	3,195,236	(14,385,537)	5,957,342

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$185,375	$122,743	$—	$308,118
Unfunded settlements	—	158,795	(40,324)	—	118,471
House and land inventories	—	7,224,777	16,573	—	7,241,350
Land held for sale	—	230,086	—	—	230,086
Land, not owned, under option agreements	—	106,380	—	—	106,380
Residential mortgage loans available-for-sale	—	—	697,077	—	697,077
Investments in unconsolidated entities	44	222,358	36,466	—	258,868
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	135,454	—	—	135,454
Other assets	33,770	663,847	274,017	—	971,634
Deferred income tax asset	31,037	120	609	—	31,766
Investment in subsidiaries	8,725,758	75,162	2,201,365	(11,002,285)	—

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$154,958	$1,758,644	$288,250	$—	$2,201,852
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	617,415	—	617,415
Income taxes	203,806	—	—	—	203,806
Deferred income tax liability	—	—	—	—	—
Senior notes and subordinated notes	2,861,550	—	—	—	2,861,550
Advances (receivable) payable — subsidiaries	1,048,021	(1,239,413)	191,392	—	—

Total liabilities	4,268,335	519,231	1,097,057	—	5,884,623

Shareholders’ Equity:
Common stock	2,558	182	3,383	(3,565)	2,558
Additional paid-in capital	1,114,739	6,421,208	1,471,290	(7,892,498)	1,114,739
Unearned compensation	(44)	—	—	—	(44)
Accumulated other comprehensive loss	(14,380)	(2,145)	(14,380)	16,525	(14,380)
Retained earnings	3,419,401	2,370,871	751,876	(3,122,747)	3,419,401

Total shareholders’ equity	4,522,274	8,790,116	2,212,169	(11,002,285)	4,522,274

	$8,790,609	$9,309,347	$3,309,226	$(11,002,285)	$10,406,897

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,528,236	$—	$—	$14,528,236
Financial Services	—	29,496	131,918	—	161,414
Other non-operating	289	3,682	914	—	4,885

Total revenues	289	14,561,414	132,832	—	14,694,535

Expenses:
Homebuilding:
Cost of sales	—	11,144,968	—	—	11,144,968
Selling, general and administrative and other expense	18,011	1,139,129	(90)	—	1,157,050
Financial Services, principally interest	2,146	8,632	82,796	—	93,574
Other non-operating, net	128,461	(21,545)	(9,637)	—	97,279
Intercompany interest	162,552	(162,552)	—	—	—

Total expenses	311,170	12,108,632	73,069	—	12,492,871

Other Income:
Equity income	—	66,902	8,448	—	75,350

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(310,881)	2,519,684	68,211	—	2,277,014
Income taxes (benefit)	(119,172)	933,434	25,864	—	840,126

Income (loss) from continuing operations before equity in income of subsidiaries	(191,709)	1,586,250	42,347	—	1,436,888
Income (loss) from discontinued operations	57,898	—	(2,873)	—	55,025

Income (loss) before equity in net income of subsidiaries	(133,811)	1,586,250	39,474	—	1,491,913

Equity in net income (loss) of subsidiaries:
Continuing operations	1,628,597	31,163	594,348	(2,254,108)	—

Discontinued operations	(2,873)	—	—	2,873	—

	1,625,724	31,163	594,348	(2,251,235)	—

Net income	$1,491,913	$1,617,413	$633,822	$(2,251,235)	$1,491,913

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$11,400,008	$—	$—	$11,400,008
Financial Services	—	21,521	91,198	—	112,719
Other non-operating	103	1,330	316	—	1,749

Total revenues	103	11,422,859	91,514	—	11,514,476

Expenses:
Homebuilding:
Cost of sales	—	8,789,140	—	—	8,789,140
Selling, general and administrative and other expense	8,908	1,008,464	11,824	—	1,029,196
Financial Services, principally interest	1,088	5,885	64,555	—	71,528
Other non-operating, net	99,288	(2,584)	(4,270)	—	92,434
Intercompany interest	102,416	(102,416)	—	—	—

Total expenses	211,700	9,698,489	72,109	—	9,982,298

Other Income:
Equity income	—	49,462	10,684	—	60,146

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(211,597)	1,773,832	30,089	—	1,592,324
Income taxes (benefit)	(79,870)	669,527	9,094	—	598,751

Income (loss) from continuing operations before equity in income of subsidiaries	(131,727)	1,104,305	20,995	—	993,573
Income (loss) from discontinued operations	23,220	—	(30,252)	—	(7,032)

Income (loss) before equity in net income of subsidiaries	(108,507)	1,104,305	(9,257)	—	986,541

Equity in net income (loss) of subsidiaries:
Continuing operations	1,125,300	19,128	409,072	(1,553,500)	—
Discontinued operations	(30,252)	—	—	30,252	—

	1,095,048	19,128	409,072	(1,523,248)	—

Net income	$986,541	$1,123,433	$399,815	$(1,523,248)	$986,541

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$8,701,661	$—	$—	$8,701,661
Financial Services	—	16,491	99,356	—	115,847
Other non-operating	42	2,602	637	—	3,281

Total revenues	42	8,720,754	99,993	—	8,820,789

Expenses:
Homebuilding:
Cost of sales	—	6,885,249	—	—	6,885,249
Selling, general and administrative and other expense	10,910	829,871	7,667	—	848,448
Financial Services, principally interest	—	4,851	48,402	—	53,253
Other non-operating, net	83,637	(4,816)	(189)	—	78,632

Total expenses	94,547	7,715,155	55,880	—	7,865,582

Other Income:
Equity income	—	30,913	7,888	—	38,801

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(94,505)	1,036,512	52,001	—	994,008
Income taxes (benefit)	(38,234)	396,090	18,604	—	376,460

Income (loss) from continuing operations before equity in income of subsidiaries	(56,271)	640,422	33,397	—	617,548
Income (loss) from discontinued operations	7,543	—	(457)	—	7,086

Income (loss) before equity in net income of subsidiaries	(48,728)	640,422	32,940	—	624,634

Equity in net income (loss) of subsidiaries:
Continuing operations	673,819	34,481	231,826	(940,126)	—
Discontinued operations	(457)	—	—	457	—

	673,362	34,481	231,826	(939,669)	—

Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$1,491,913	$1,617,413	$633,822	$(2,251,235)	$1,491,913
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,625,724)	(31,163)	(594,348)	2,251,235	—
Loss on sale of subsidiaries	4,773	—	8,351	—	13,124
Amortization and depreciation	—	52,988	8,524	—	61,512
Stock-based compensation expense	45,724	—	—	—	45,724
Deferred income taxes	44,572	36	(5,102)	—	39,506
Distributions in excess (less than) earnings of affiliates	—	16,517	(5,847)	—	10,670
Other, net	1,419	(306)	(1,913)	—	(800)
Increase (decrease) in cash due to:
Inventories	—	(1,691,745)	3,174	—	(1,688,571)
Residential mortgage loans available-for-sale	—	—	(341,429)	—	(341,429)
Other assets	(13,402)	(105,654)	(16,280)	—	(135,336)
Accounts payable, accrued and other liabilities	22,428	386,808	68,136	—	477,372
Income taxes	(290,732)	326,604	9,147	—	45,019

Net cash provided by (used in) operating activities	(319,029)	571,498	(233,765)	—	18,704

Distributions from unconsolidated entities	—	107,978	—	—	107,978
Investments in unconsolidated entities	—	(161,926)	—	—	(161,926)
Dividends received from subsidiaries	1,362	20,011	—	(21,373)	—
Investment in subsidiaries	(791,488)	(2,543)	(735,918)	1,498,777	(31,172)
Proceeds from sales of subsidiaries	—	—	142,866	—	142,866
Proceeds from sale of fixed assets	—	5,858	—	—	5,858
Capital expenditures	—	(76,807)	(12,080)	—	(88,887)

Net cash provided by (used in) investing activities	(790,126)	(107,429)	(605,132)	1,477,404	(25,283)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(125,000)	$—	$—	$—	$(125,000)
Proceeds from borrowings	648,557	46,801	275,586	—	970,944
Repayment of borrowings	—
Capital contributions from parent	—	782,878	715,899	(1,498,777)	—
Advances (to) from affiliates	731,146	(637,997)	(93,149)	—	—
Issuance of common stock	31,248	—	—	—	31,248
Stock repurchases	(143,246)	—	—	—	(143,246)
Dividends paid	(33,550)	(1,362)	(20,011)	21,373	(33,550)

Net cash provided by (used in) financing activities	1,109,155	190,320	878,325	(1,477,404)	700,396

Effect of exchange rate changes on cash and cash equivalents	—	—	333	—	333

Net increase in cash and equivalents	—	654,389	39,761	—	694,150
Cash and equivalents at beginning of year	—	185,375	122,743	—	308,118

Cash and equivalents at end of year	$—	$839,764	$162,504	$—	$1,002,268

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$986,541	$1,123,433	$399,815	$(1,523,248)	$986,541
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,095,048)	(19,128)	(409,072)	1,523,248	—
Loss on Argentina write-down	—	—	33,150	—	33,150
Amortization and depreciation	—	39,191	7,105	—	46,296
Stock-based compensation expense	23,303	—	—	—	23,303
Deferred income taxes	(22,238)	(120)	(609)	—	(22,967)
Distributions in excess (less than) earnings of affiliates	—	(10,972)	(10,653)	—	(21,625)
Other, net	1,246	501	1,585	—	3,332
Increase (decrease) in cash due to:
Inventories	—	(2,065,563)	9,000	—	(2,056,563)
Residential mortgage loans available-for-sale	—	—	(155,575)	—	(155,575)
Other assets	47,332	(17,996)	237	—	29,573
Accounts payable, accrued and other liabilities	5,386	227,809	49,064	—	282,259
Income taxes	(107,608)	261,912	5,810	—	160,114

Net cash used in operating activities	(161,086)	(460,933)	(70,143)	—	(692,162)

Distributions from unconsolidated entities	—	62,000	4,067	—	66,067
Investments in unconsolidated entities	—	(196,488)	(509)	—	(196,997)
Dividends received from subsidiaries	8,526	21,000	—	(29,526)	—
Investment in subsidiaries	(995,074)	(1,905)	(533,816)	1,530,795	—
Proceeds from sale of fixed assets	—	7,070	24	—	7,094
Capital expenditures	—	(62,783)	(12,436)	—	(75,219)
Other net	—	—	500	—	500

Net cash provided by (used in) investing activities	(986,548)	(171,106)	(542,170)	1,501,269	(198,555)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(112,000)	$(77,270)	$—	$—	$(189,270)
Proceeds from borrowings	898,615	—	141,334	—	1,039,949
Repayment of borrowings	—	(44,648)	(244)	—	(44,892)
Capital contributions from parent	—	1,019,926	510,869	(1,530,795)	—
Advances (to) from affiliates	354,225	(377,424)	23,199	—	—
Issuance of common stock	43,959	—	—	—	43,959
Stock repurchases	(14,687)	—	—	—	(14,687)
Dividends paid	(25,427)	(8,526)	(21,000)	29,526	(25,427)

Net cash provided by (used in) financing activities	1,144,685	512,058	654,158	(1,501,269)	809,632

Effect of exchange rate changes on cash and cash equivalents	—	—	(46)	—	(46)

Net increase (decrease) in cash and equivalents	(2,949)	(119,981)	41,799	—	(81,131)
Cash and equivalents at beginning of year	2,949	305,356	80,944	—	389,249

Cash and equivalents at end of year	$—	$185,375	$122,743	$—	$308,118

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$624,634	$674,903	$264,766	$(939,669)	$624,634
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(673,362)	(34,481)	(231,826)	939,669	—
Amortization and depreciation	—	36,410	3,009	—	39,419
Stock-based compensation expense	30,515	—	—	—	30,515
Deferred income taxes	18,985	—	—	—	18,985
Distributions in excess (less than) earnings of affiliates	—	(28,964)	(7,222)	—	(36,186)
Other, net	1,150	(2,413)	2,038	—	775
Increase (decrease) in cash due to:
Inventories	—	(1,377,875)	6,712	—	(1,371,163)
Residential mortgage loans available-for-sale	—	—	59,000	—	59,000
Other assets	(26,850)	9,393	3,215	—	(14,242)
Accounts payable, accrued and other liabilities	18,222	253,714	21,798	—	293,734
Income taxes	(145,718)	162,014	1,828	—	18,124

Net cash provided by (used in) operating activities	(152,424)	(307,299)	123,318	—	(336,405)

Distributions from unconsolidated entities	—	42,005	1,601	—	43,606
Investments in unconsolidated entities	—	(9,627)	(4,200)	—	(13,827)
Dividends received from subsidiaries	1,107,549	16,000	1,069,503	(2,193,052)	—
Investment in subsidiaries	(3,497,651)	(1,910)	—	3,499,561	—
Advances from affiliates	106,461	—	—	(106,461)	—
Proceeds from sale of fixed assets	—	5,023	—	—	5,023
Capital expenditures	—	(28,405)	(10,715)	—	(39,120)

Net cash provided by (used in) investing activities	(2,283,641)	23,086	1,056,189	1,200,048	(4,318)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2003
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes and subordinated notes	$(275,000)	$(182,511)	$—	$—	$(457,511)
Proceeds from borrowings	694,937	—	2,028	—	696,965
Repayment of borrowings	—	(35,230)	(82,938)	—	(118,168)
Capital contributions from parent	—	3,472,607	26,954	(3,499,561)	—
Advances (to) from affiliates	2,011,500	(2,098,843)	(19,118)	106,461	—
Issuance of common stock	39,493	—	—	—	39,493
Stock repurchases	(18,304)	—	—	—	(18,304)
Dividends paid	(13,612)	(1,107,549)	(1,085,503)	2,193,052	(13,612)

Net cash provided by (used in) financing activities	2,439,014	48,474	(1,158,577)	(1,200,048)	128,863

Effect of exchange rate changes on cash and cash equivalents	—	—	(1,994)	—	(1,994)

Net increase (decrease) in cash and equivalents	2,949	(235,739)	18,936	—	(213,854)
Cash and equivalents at beginning of year	—	541,095	62,008	—	603,103

Cash and equivalents at end of year	$2,949	$305,356	$80,944	$—	$389,249

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pulte Homes, Inc.
We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
January 30, 2006

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
2005	Quarter	Quarter	Quarter	Quarter	Total
Homebuilding:
Revenues	$2,486,294	$3,213,430	$3,750,669	$5,077,843	$14,528,236
Cost of sales	1,877,227	2,458,880	2,863,617	3,945,244	11,144,968
Income before income taxes	359,569	499,402	619,392	820,459	2,298,822

Financial Services:
Revenues	$30,276	$36,258	$42,383	$52,497	$161,414
Income before income taxes	10,084	15,526	19,043	25,933	70,586

Other non-operating:
Revenues	$1,248	$1,257	$1,120	$1,260	$4,885
Loss before income taxes	(22,756)	(29,106)	(24,733)	(15,799)	(92,394)

Consolidated results:
Revenues	$2,517,818	$3,250,945	$3,794,172	$5,131,600	$14,694,535
Income from continuing operations before income taxes	346,897	485,822	613,702	830,593	2,277,014
Income taxes	129,350	180,635	231,285	298,856	840,126
Income from continuing operations	217,547	305,187	382,417	531,737	1,436,888
Income (loss) from discontinued operations (a),(b)	695	(1,476)	13,004	42,802	55,025
Net income	$218,242	$303,711	$395,421	$574,539	$1,491,913

Per share data (c):
Basic:
Income from continuing operations	$.85	$1.19	$1.49	$2.08	$5.62
Income (loss) from discontinued operations (a),(b)	—	(.01)	.05	.17	.22
Net income	$.86	$1.19	$1.54	$2.25	$5.84
Weighted-average common shares outstanding	254,868	255,874	256,081	255,139	255,492
Assuming dilution:
Income from continuing operations	$.83	$1.16	$1.45	$2.03	$5.47
Income (loss) from discontinued operations (a),(b)	—	(.01)	.05	.16	.21
Net income	$.83	$1.15	$1.50	$2.19	$5.68
Adjusted weighted-average common shares and effect of dilutive securities	262,753	263,677	263,908	262,443	262,801

(a)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(b)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
2004	Quarter	Quarter	Quarter	Quarter	Total
Homebuilding:
Revenues...	$1,965,682	$2,450,473	$2,885,121	$4,098,732	$11,400,008
Cost of sales	1,535,936	1,907,839	2,204,210	3,141,155	8,789,140
Income before income taxes	222,418	318,422	429,918	664,822	1,635,580

Financial Services:
Revenues	$24,572	$23,874	$27,706	$36,567	$112,719
Income before income taxes	10,089	8,369	11,294	17,677	47,429

Other non-operating:
Revenues	$897	$562	$125	$165	$1,749
Loss before income taxes	(20,228)	(23,868)	(24,570)	(22,019)	(90,685)

Consolidated results:
Revenues	$1,991,151	$2,474,909	$2,912,952	$4,135,464	$11,514,476
Income from continuing operations before income taxes	212,279	302,923	416,642	660,480	1,592,324
Income taxes	80,365	114,941	158,153	245,292	598,751
Income from continuing operations	131,914	187,982	258,489	415,188	993,573
Income (loss) from discontinued operations (a),(b)	(285)	(379)	11,447	(17,815)	(7,032)
Net income	$131,629	$187,603	$269,936	$397,373	$986,541

Per share data (c):
Basic:
Income from continuing operations	$.53	$.74	$1.02	$1.63	$3.93
Income (loss) from discontinued operations (a),(b)	—	—	.05	(.07)	(.03)
Net income	$.53	$.74	$1.07	$1.56	$3.91
Weighted-average common shares outstanding	250,602	252,508	253,133	254,214	252,590
Assuming dilution:
Income from continuing operations	$.51	$.73	$.99	$1.59	$3.82
Income (loss) from discontinued operations (a),(b)	—	—	.04	(.07)	(.03)
Net income	$.51	$.73	$1.03	$1.52	$3.79
Adjusted weighted-average common shares and effect of dilutive securities	257,658	258,711	260,970	261,412	260,234

(a)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(b)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     This Item is not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
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
     In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2005. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2005.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued an attestation report on management’s assertion with respect to the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Internal Control Over Financial Reporting (continued)
b) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Pulte Homes, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated January 30, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
January 30, 2006
(c) Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     This Item is not applicable.
ITEM 9C. CEO/CFO CERTIFICATIONS
     The Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2005 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and we have filed the Sarbanes-Oxley Section 302 certifications of our chief executive officer and chief financial officer with the Securities and Exchange Commission, which are attached hereto as exhibits 31(a) and 31(b).
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors will be contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders (“2006 Proxy Statement”) under the captions “Election of Directors” and “Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2006 Proxy Statement under the caption “Guidelines; Code of Ethics” and is incorporated herein by this reference.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item will be contained in the 2006 Proxy Statement under the captions “Compensation of Named Executive Officers” and “Director Compensation” and is incorporated herein by this reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item will be contained in the 2006 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by this Item will be contained in the 2006 Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this Item will be contained in the 2006 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this Annual Report on Form 10-K:
          (1) Financial Statements
          (2) Financial Statement Schedule
All schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.
          (3) Exhibits
The following exhibits are filed with this Report or incorporated by reference:
Exhibit Number and Description

(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 of our Current Report on Form 8-K dated October 20, 1995).

	(b)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated October 6, 1997)

	(c)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 24, 1998)

	(d)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 3, 1999)

(4)	(e)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(j) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(f)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(g)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(m) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(h)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(j)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(p) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(k)	Indenture Supplement dated July 9, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(l)	Indenture Supplement dated February 10, 2005, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(m)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative (Incorporated by reference to Exhibit 4.23 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(n)	Form of Pulte Homes, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 4.32 of our Registration Statement on Form S-3, Registration No. 333-86806)

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with the Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

(10)	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(e)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(f)	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders Identified Herein, and Bank One, NA, as Administrative Agent, dated as of October 1, 2003 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(g)	Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified Herein, Bank One, NA, as Administrative Agent, and Citicorp North America, INC., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Comerica Bank Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, SunTrust Bank, The Royal Bank of Scotland PLC, UBS Loan Finance LLC and Wachovia Bank, National Association, as Documentation Agents and Bank of America, N.A. Calyon New York Branch, Guaranty Bank, Mizuho Corporate Bank, LTD., PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch as Managing Agents and Fifth Third Bank, Eastern Michigan, Standard Federal Bank N.A., and Washington Mutual Bank, FA as Co-Agents dated as of September 16, 2004 and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(h)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Second Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified therein, JP Morgan Chase Bank, NA, as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Comerica Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, The Royal Bank of Scotland PLC, Suntrust Bank, UBS Loan Finance LLC, and Wachovia Bank, National Association, as Documentation Agents and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, Bank of America, N.A., Guaranty Bank, Lloyds TSB Bank PLC, Mizuho Corporate Bank, Ltd., and PNC Bank, National Association as Managing Agents and LaSalle Bank National Association, Washington Mutual Bank, AmSouth Bank, Fifth Third Bank, A Michigan Bank Corporation, and U.S. Bank, National Association, as Co-Agents dated as of October 31, 2005 (Incorported by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

	(j)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

	(k)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66286)

	(l)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(m)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(10)	(n)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

	(o)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(p)	Del Webb Corporation Director Stock Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(q)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(r)	Del Webb Corporation 1995 Director Stock Plan (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(s)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(t)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(u)	Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (filed herewith)

	(v)	Fourth Amended and Restated Security and Collateral Agency Agreement, dated as of June 30, 2004, by and among Pulte Mortgage, LLC, Bank One, NA (filed herewith)

	(w)	Amendment One to the Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (filed herewith)

	(x)	Fifth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, The Lenders Party thereto, and Bank One, NA, As Administrative Agent and Bank One Capital Markets, Inc. As Lead Arranger and Sole Book Runner And LaSalle Bank National Association, As Collateral Agent dated as of June 30, 2004 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

	(y)	Amendment For A Permanent Increase To The Aggregate Commitment to the Fifth Amended and Restated Revolving Credit Agreement made as of July 30, 2004 by and among Pulte Mortgage LLC, Bank One, NA, as agent under the “Credit Agreement” and SunTrust Bank and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(z)	Second Amended and Restated Loan Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, La Fayette Asset Securitization Corporation, Calyon New York Branch, JP Morgan Chase Bank, NA, Lloyds TSB Bank PLC and Pulte Mortgage, LLC (filed herewith)

	(aa)	Second Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 19, 2005, between Pulte Mortgage, LLC, and Pulte Funding, Inc. (filed herewith)

(10)	(ab)	Second Amended and Restated Collateral Agency Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Calyon New York Branch and LaSalle Bank National Association (filed herewith)

	(ac)	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement, dated as of December 27, 2005, by and among Pulte Mortgage, LLC and JP Morgan Chase Bank, NA (filed herewith)

	(ad)	Omnibus Amendment, dated as of December 27, 2005, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (filed herewith)

	(ae)	Second Omnibus Amendment, dated as of January 12, 2006, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (filed herewith)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2005 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation (Incorporated by reference to Exhibit 99(a) of our Annual Report on Form 10-K for the year ended December 31, 2001)

	(b)	Agreement dated October 6, 2004, between Pulte Homes, Inc. and Leo J. Taylor (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTE HOMES, INC.
(Registrant)

March 10, 2006	By:	/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President
and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte	Chairman of the Board of Directors	March 10, 2006
William J. Pulte

/s/ Richard J. Dugas,Jr.	President, Chief Executive Officer	March 10, 2006
Richard J. Dugas, Jr.	and Member of the Board of Directors (Principal Executive Officer)

/s/ Roger A. Cregg	Executive Vice President and	March 10, 2006
Roger A. Cregg	Chief Financial Officer (Principal Financial Officer)

/s/ Vincent J. Frees	Vice President and Controller	March 10, 2006
Vincent J. Frees	(Principal Accounting Officer)

/s/ Brian P. Anderson	Member of Board of Directors	March 10, 2006
Brian P. Anderson

/s/ D. Kent Anderson	Member of Board of Directors	March 10, 2006
D. Kent Anderson

/s/ Debra Kelly-Ennis	Member of Board of Directors	March 10, 2006
Debra Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	March 10, 2006
David N. McCammon

/s/ Patrick J. O’Leary	Member of Board of Directors	March 10, 2006
Patrick J. O’Leary

/s/ Bernard W. Reznicek	Member of Board of Directors	March 10, 2006
Bernard W. Reznicek

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	March 10, 2006

/s/ Francis. J. Sehn	Member of Board of Directors	March 10, 2006
Francis J. Sehn

/s/ John J. Shea	Member of Board of Directors	March 10, 2006
John J. Shea

/s/ William B. Smith	Member of Board of Directors	March 10, 2006
William B. Smith

Exhibit Index

Exhibit Number	Description

10(u)	Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (filed herewith)

10(v)	Fourth Amended and Restated Security and Collateral Agency Agreement, dated as of June 30, 2004, by and among Pulte Mortgage, LLC, Bank One, NA (filed herewith)

10(w)	Amendment One to the Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (filed herewith)

10 (z)	Second Amended and Restated Loan Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, La Fayette Asset Securitization Corporation, Calyon New York Branch, JP Morgan Chase Bank, NA, Lloyds TSB Bank PLC and Pulte Mortgage, LLC (filed herewith)

10 (aa)	Second Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 19, 2005, between Pulte Mortgage, LLC, and Pulte Funding, Inc. (filed herewith)

10(ab)	Second Amended and Restated Collateral Agency Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Calyon New York Branch and LaSalle Bank National Association (filed herewith)

10(ac)	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement, dated as of December 27, 2005, by and among Pulte Mortgage, LLC and JP Morgan Chase Bank, NA (filed herewith)

10(ad)	Omnibus Amendment, dated as of December 27, 2005, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (filed herewith)

10(ae)	Second Omnibus Amendment, dated as of January 12, 2006, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (filed herewith)

12	Ratio of Earnings to Fixed Charges at December 31, 2005 (Filed herewith)

21	Subsidiaries of the Registrant (Filed herewith)

23	Consent of Independent Registered Public Accounting Firm (Filed herewith)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)