Form 10-Q
period 2006-03-31
PULTE HOMES INC/MI/
filed 2006-05-05
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of April 30, 2006: 256,599,768

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$121,013	$1,002,268
Unfunded settlements	85,488	156,663
House and land inventory	9,791,302	8,756,093
Land held for sale	313,958	257,724
Land, not owned, under option agreements	59,938	76,671
Residential mortgage loans available-for-sale	521,577	1,038,506
Investments in unconsolidated entities	246,479	301,613
Goodwill	375,937	307,693
Intangible assets, net	125,142	127,204
Other assets	1,062,182	1,023,739

Total assets	$12,703,016	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $408,532 and $405,411 in 2006 and 2005, respectively	$876,865	$789,399
Customer deposits	420,699	392,041
Accrued and other liabilities	1,169,903	1,402,620
Unsecured short-term borrowings	24,500	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	447,022	893,001
Income taxes	165,770	219,504
Deferred income tax liability	28,051	7,740
Senior notes and unsubordinated notes	3,386,882	3,386,527

Total liabilities	6,519,692	7,090,832

Shareholders’ equity	6,183,324	5,957,342

	$12,703,016	$13,048,174

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Homebuilding	$2,914,752	$2,486,294
Financial Services	44,857	30,276
Other non-operating	2,967	1,248

Total revenues	2,962,576	2,517,818

Expenses:
Homebuilding, principally cost of sales	2,538,385	2,140,196
Financial Services	27,240	21,518
Other non-operating, net	12,350	24,004

Total expenses	2,577,975	2,185,718

Other income:
Gain on sale of equity investment	31,635	—
Equity income	1,308	14,797

Income from continuing operations before income taxes	417,544	346,897
Income taxes	154,899	129,350

Income from continuing operations	262,645	217,547
Income from discontinued operations	—	695

Net income	$262,645	$218,242

Per share data:
Basic:
Income from continuing operations	$1.04	$.85
Income from discontinued operations	—	—

Net income	$1.04	$.86

Assuming dilution:
Income from continuing operations	$1.01	$.83
Income from discontinued operations	—	—

Net income	$1.01	$.83

Cash dividends declared	$.04	$.025

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,684	254,868
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock grants	7,054	7,885

Adjusted weighted-average common shares and effect of dilutive securities	260,738	262,753

See accompanying Notes to Condensed Consolidated Financial Statements

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342
Stock option exercise, including tax benefit of $2,958	2	5,284	—	—	—	5,286
Restricted stock award	7	(7)	—	—	—	—
Cash dividends declared — $.04 per share	—	—	—	—	(10,271)	(10,271)
Stock repurchases	(13)	(6,135)	—	—	(43,552)	(49,700)
Stock-based compensation	—	15,842	—	—	—	15,842
Comprehensive income (loss):
Net income	—	—	—	—	262,645	262,645
Change in fair value of derivatives	—	—	—	759	—	759
Foreign currency translation adjustments	—	—	—	1,421	—	1,421

Total comprehensive income						264,825

Shareholders’ Equity, March 31, 2006	$2,566	$1,224,132	$—	$(3,316)	$4,959,942	$6,183,324

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise, including tax benefit of $17,871	18	33,093	—	—	—	33,111
Restricted stock award	8	(8)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared — $.025 per share	—	—	—	—	(6,418)	(6,418)
Stock repurchases	(4)	(1,482)	—	—	(10,078)	(11,564)
Stock-based compensation	—	12,481	—	—	—	12,481
Comprehensive income (loss):
Net income	—	—	—	—	218,242	218,242
Change in fair value of derivatives	—	—	—	(51)	—	(51)
Foreign currency translation adjustments	—	—	—	1,748	—	1,748

Total comprehensive income						219,939

Shareholders’ Equity, March 31, 2005	$2,580	$1,158,823	$—	$(12,683)	$3,621,147	$4,769,867

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$262,645	$218,242
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Gain on sale of equity investment	(31,635)	—
Amortization and depreciation	18,363	13,733
Stock-based compensation expense	15,842	12,525
Deferred income taxes	18,915	47,557
Distributions in excess of (less than) earnings of affiliates	864	(4,056)
Other, net	1,193	700
Increase (decrease) in cash due to:
Inventories	(1,090,365)	(709,688)
Residential mortgage loans available-for-sale	516,929	289,003
Other assets	106,863	3,859
Accounts payable, accrued and other liabilities	(165,372)	(46,943)
Income taxes	(50,776)	(87,196)

Net cash used in operating activities	(396,534)	(262,264)

Cash flows from investing activities:
Distributions from unconsolidated entities	1,725	33,244
Investments in unconsolidated entities	(13,507)	(83,978)
Investments in subsidiaries, net of cash acquired	(65,779)	(14,962)
Proceeds from the sale of subsidiaries	—	3,000
Proceeds from the sale of investments	49,216	8,366
Proceeds from sale of fixed assets	275	2,600
Capital expenditures	(15,261)	(20,688)

Net cash used in investing activities	(43,331)	(72,418)

Cash flows from financing activities:
Proceeds from borrowings	60,907	654,635
Repayment of borrowings	(445,979)	(278,744)
Excess tax benefits from share-based awards	1,396	—
Issuance of common stock	2,328	15,240
Stock repurchases	(49,700)	(11,564)
Dividends paid	(10,271)	(6,418)

Net cash provided by (used in) financing activities	(441,319)	373,149

Effect of exchange rate changes on cash and equivalents	(71)	67

Net increase (decrease) in cash and equivalents	(881,255)	38,534

Cash and equivalents at beginning of period	1,002,268	308,118

Cash and equivalents at end of period	$121,013	$346,652

Supplemental Cash Flow Information:
Cash paid during the period for:
Interest, net of amounts capitalized	$27,653	$23,543

Income taxes	$185,401	$170,194

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies

Basis of presentation
     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s former thrift subsidiary, First Heights Holding Corp, LLC (“First Heights”) is classified as a discontinued operation. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     Certain amounts previously reported in the 2005 financial statements and notes thereto were reclassified to conform to the 2006 presentation. The Mexico homebuilding operations, which were sold in December 2005, have been presented as discontinued operations in the Company’s Consolidated Statement of Operations. Additionally, all share and per share amounts have been restated to retroactively reflect the Company’s two-for-one stock split effected September 1, 2005.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At March 31, 2006 and December 31, 2005, the Company classified $59.9 million and $76.7 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $10.4 million and $13.4 million, respectively. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at March 31, 2006 and December 31, 2005, had a total purchase price of $7.8 billion and $7.5 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $442 million and $431.4 million, included in other assets at March 31, 2006 and December 31, 2005, respectively.

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
     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Allowance for warranties at beginning of period	$112,297	$83,397

Warranty reserves provided	33,578	24,700
Payments and other adjustments	(40,483)	(27,651)

Allowance for warranties at end of period	$105,392	$80,446

Stock-based compensation
     The Company currently has several stock-based compensation plans for its employees (“Employee Plans”) and nonemployee directors (the “Director Plan”). At March 31, 2006, the Company had 31.5 million shares authorized for issuing various equity-based incentives including stock options, stock appreciation rights and restricted stock, including 11.4 million shares available for future grants.
     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123. Grants made prior to January 1, 2003 were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost was reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Shared Based Payments,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) was not significant and had no effect on basic and diluted earnings per share for the three months ended March 31, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of the tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Statement of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. For the three months ended March 31, 2006, the Company recognized $1.4 million of excess tax benefits as a financing cash inflow.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Stock-based compensation (continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net income, as reported ($000’s omitted)	$218,242

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	5,195

Deduct: Total stock-based employee compensation expense determined under fair value under SFAS 123(R) based method for all awards, net of related tax effects ($000’s omitted)	(5,323)

Pro forma net income ($000’s omitted)	$218,114

Earnings per share:
Basic—as reported	$0.86

Basic—pro forma	$0.86

Diluted—as reported	$0.83

Diluted—pro forma	$0.83

     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation cost on the graded vesting method over the vesting period, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of the Company’s stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock. Compensation expense related to the Company’s share-based awards is generally included in selling, general and administrative expense within the Company’s Consolidated Statements of Operations.
     The Company’s stock option participant agreements provide continued vesting for certain retirement eligible employees who have achieved a predetermined level of service based on their combined age and years of service. For awards granted prior to January 1, 2006, the Company recognized the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), the Company now records related compensation cost over the period through the date the employee first becomes eligible to retire and is no longer required to provide services to earn the award.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the three months ended March 31, 2006 and 2005.

	Weighted-average assumptions
	For the Three Months Ended
	March 31,
	2006	2005
Expected life of options in years	5	6
Expected stock price volatility	34%	36%
Expected dividend yield	0.4%	0.3%
Risk-free interest rate	5.15%	4.2%
Fair value per option granted	$14.85	$14.30

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     Stock-based compensation (continued)
     A summary of the status of the Company’s stock options for the three months ended March 31, 2006 is presented below (000’s omitted, except per share data):

		Weighted-Average	Weighted-Average
		Per Share	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding, beginning of quarter	16,850	$19
Granted	33	39
Exercised	(163)	(14)
Forfeited	(121)	(28)

Outstanding, end of quarter	16,599	19	6.9 years	$321,902

Options exercisable at quarter-end	9,779	$12	5.7 years	$255,652

     In connection with stock option awards, the Company recognized compensation expense of $6.4 million and $8.4 million for the three months ended March 31, 2006 and 2005, respectively. Total compensation cost related to nonvested awards not yet recognized was $50.7 million at March 31, 2006. These costs will be expensed over a weighted average period of approximately 3.2 years. The aggregate intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $4 million and $45.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s restricted stock activity for the three months ended March 31, 2006, is presented below (000’s omitted, except per share data):

		Weighted-Average
		Per Share
		Grant Date
	Shares	Fair Value
Nonvested, beginning of quarter	3,023	$31.44
Granted	759	39.02
Vested	(210)	15.14
Forfeited	(69)	32.54

Nonvested, end of quarter	3,503	34.04

     In connection with restricted stock awards, of which a majority cliff vest at the end of three years, the Company recognized compensation expense of $9.4 million and $4.1 million for the three months ended March 31, 2006 and 2005, respectively. Total compensation cost related to restricted stock awards not yet recognized was $87.1 million at March 31, 2006. These costs will be expensed over a weighted average period of approximately 2.5 years.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Due to the short period of time the Company’s servicing rights are held, generally less than four months, the Company does not expect SFAS No. 156 will have a significant impact on its consolidated financial statements.
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a significant impact on its consolidated financial statements.
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005 and 2006. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from the new deduction have resulted in a reduction in the Company’s federal income tax rate.

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

	Operating Data by Segment
	($000’s omitted)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Homebuilding	$2,914,752	$2,486,294
Financial services	44,857	30,276

Total segment revenues	2,959,609	2,516,570

Cost of sales (a):
Homebuilding	2,247,109	1,877,227

Selling, general and administrative:
Homebuilding	284,749	254,431
Financial services	21,939	18,717

Total segment selling, general and administrative	306,688	273,148

Interest:
Financial services	5,301	2,801

Other expense, net:
Homebuilding	6,527	8,538

Total segment costs and expenses	2,565,625	2,161,714

Gain on sale of equity investment:
Financial services	31,635	—

Equity income:
Homebuilding	1,216	13,471
Financial services	92	1,326

Total equity income	1,308	14,797

Income from continuing operations before income taxes:
Homebuilding	377,583	359,569
Financial services	49,344	10,084

Total segment income before income taxes	426,927	369,653
Other non-operating expenses, net (b)	(9,383)	(22,756)

Consolidated income before income taxes	$417,544	$346,897

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $41.2 million and $30.5 million for the three months ended March 31, 2006 and 2005, respectively, is included as part of homebuilding cost of sales.

(b)	Other non-operating expenses, net consists of income and expenses related to Corporate services provided to the Company’s subsidiaries.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

		Financial
	Homebuilding	Services	Total
At March 31, 2006:
Inventory	$9,791,302	$—	$9,791,302

Assets:
Segment	12,009,309	588,860	12,598,169
Other non-operating	—	—	104,847

Consolidated assets			$12,703,016

At December 31, 2005:
Inventory	$8,756,093	$—	$8,756,093

Assets:
Segment	11,757,925	1,052,578	12,810,503
Other non-operating	—	—	237,671

Consolidated assets			$13,048,174

3.	Inventory
     Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2006	2005
Homes under construction	$3,750,029	3,136,708
Land under development	5,465,241	4,844,913
Land held for future development	576,032	774,472

Total	$9,791,302	$8,756,093

4.	Investments in unconsolidated entities
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
     At March 31, 2006 and December 31, 2005, aggregate outstanding debt of unconsolidated joint ventures was $878.7 million and $882.2 million, respectively. At March 31, 2006 and December 31, 2005, the Company’s proportionate share of its joint venture debt was approximately $294.9 million and $293.8 million, respectively, for which the Company provides limited recourse debt guarantees of approximately $292.5 million and $288.2 million, respectively. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by the Company, unless the joint venture was unable to perform its contractual borrowing obligations. As of March 31, 2006, the Company does not anticipate the Company will incur any significant costs under these guarantees.
     For the three months ended March 31, 2006, the Company made additional capital contributions to these joint ventures totaling approximately $13.5 million and received capital and earnings distributions from these entities totaling approximately $3.9 million. At March 31, 2006 and December 31, 2005, the Company had approximately $246.5 million and $301.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segment and are primarily accounted for under the equity method.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
5.	Acquisitions and Divestitures
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million ($19.9 million after-tax) for the three months ended March 31, 2006. During February 2005, 25% of the Company’s investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand.
     In January 2006, the Company exercised its option and acquired the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. The Company’s initial investment was made in January 2004 to secure a dedicated building supply trade base for its construction activities in Arizona and Nevada. The aggregate stepped purchase price exceeded the preliminary estimated fair value of the underlying assets acquired and liabilities assumed by approximately $68 million, which was recorded as goodwill. The Company accounted for its initial 50% investment under the equity method. Since January 2006, the Company has consolidated this wholly-owned subsidiary in its financial statements.
     In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For the three months ended March 31, 2005, the Mexico operations have been presented as discontinued operations.
     In January 2005, the Company sold all of its Argentina operations, as reflected in the Company’s consolidated statements of cash flows for the three months ended March 31, 2005. The Argentina operations were presented as discontinued operations in 2004.
6.	Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 7,372,300 shares for a total of $227.9 million. At March 31, 2006, the Company had remaining authorization to purchase common stock aggregating $172.1 million.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31,	December 31,
	2006	2005
Foreign currency translation adjustments:
Mexico	$(165)	$(1,586)
Fair value of derivatives, net of income taxes of $1,931 in 2006 and $2,397 in 2005	(3,151)	(3,910)

	$(3,316)	$(5,496)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.	Supplemental Guarantor information
     At March 31, 2006, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, and (10) $300 million, 6%, due 2035. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$84,732	$36,281	$—	$121,013
Unfunded settlements	—	84,812	676	—	85,488
House and land inventory	—	9,778,538	12,764	—	9,791,302
Land held for sale	—	313,958	—	—	313,958
Land, not owned, under option agreements	—	59,938	—	—	59,938
Residential mortgage loans available-for-sale	—	—	521,577	—	521,577
Investments in unconsolidated entities	1,448	226,005	19,026	—	246,479
Goodwill	—	375,237	700	—	375,937
Intangible assets, net	—	125,142	—	—	125,142
Other assets	47,292	922,500	92,390	—	1,062,182
Investment in subsidiaries	11,469,467	84,400	3,299,192	(14,853,059)	—

	$11,518,207	$12,055,262	$3,982,606	$(14,853,059)	$12,703,016

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$186,083	$2,103,062	$206,373	$—	$2,495,518
Unsecured short-term borrowings	24,500	—			24,500
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	447,022	—	447,022
Income taxes	165,770	—	—	—	165,770
Senior notes and unsubordinated notes	3,386,882	—	—	—	3,386,882
Advances (receivable) payable — subsidiaries	1,571,648	(1,551,378)	(20,270)	—	—

Total liabilities	5,334,883	551,684	633,125	—	6,519,692

Shareholders’ equity	6,183,324	11,503,578	3,349,481	(14,853,059)	6,183,324

	$11,518,207	$12,055,262	$3,982,606	$(14,853,059)	$12,703,016

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.	Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$839,764	$162,504	$—	$1,002,268
Unfunded settlements	—	226,417	(69,754)	—	156,663
House and land inventory	—	8,742,573	13,520	—	8,756,093
Land held for sale	—	257,724	—	—	257,724
Land, not owned, under option agreements	—	76,671	—	—	76,671
Residential mortgage loans available-for- sale	—	—	1,038,506	—	1,038,506
Investments in unconsolidated entities	1,448	264,257	35,908	—	301,613
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	127,204	—	—	127,204
Other assets	41,873	870,238	111,628	—	1,023,739
Investment in subsidiaries	11,154,107	88,972	3,142,458	(14,385,537)	—

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$190,640	$2,161,257	$239,903	$—	$2,591,800
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	893,001	—	893,001
Income taxes	219,504	—	—	—	219,504
Senior notes and subordinated notes	3,386,527	—	—	—	3,386,527
Advances (receivable) payable — subsidiaries	1,443,415	(1,550,745)	107,330	—	—

Total liabilities	5,240,086	610,512	1,240,234	—	7,090,832

Total shareholders’ equity	5,957,342	11,190,301	3,195,236	(14,385,537)	5,957,342

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,914,752	$—	$—	$2,914,752
Financial services	—	5,855	39,002	—	44,857
Other non-operating	39	1,990	938	—	2,967

Total revenues	39	2,922,597	39,940	—	2,962,576

Expenses:
Homebuilding:
Cost of sales	—	2,247,109	—	—	2,247,109
Selling, general and administrative and other expense	7,773	285,022	(1,519)	—	291,276
Financial Services, principally interest	759	2,344	24,137	—	27,240
Other non-operating expenses, net	20,456	(6,815)	(1,291)	—	12,350
Intercompany interest	39,684	(39,684)	—	—	—

Total expenses	68,672	2,487,976	21,327	—	2,577,975

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income	—	972	336	—	1,308

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(68,633)	435,593	50,584	—	417,544
Income taxes (benefit)	(26,525)	162,063	19,361	—	154,899

Income (loss) from continuing operations before equity in income of subsidiaries	(42,108)	273,530	31,223	—	262,645
Equity in income (loss) of subsidiaries:
Continuing operations	304,753	28,868	96,838	(430,459)	—

	304,753	28,868	96,838	(430,459)	—

Net income	$262,645	$302,398	$128,061	$(430,459)	$262,645

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$2,486,294	$—	$—	$2,486,294
Financial services	—	5,739	24,537	—	30,276
Other non-operating	58	1,057	133	—	1,248

Total revenues	58	2,493,090	24,670	—	2,517,818

Expenses:
Homebuilding:
Cost of sales	—	1,877,227	—	—	1,877,227
Selling, general and administrative and other expense	4,183	257,980	806	—	262,969
Financial Services, principally interest	1,297	1,934	18,287	—	21,518
Other non-operating expenses, net	31,067	(4,916)	(2,147)	—	24,004
Intercompany interest	42,790	(42,790)	—		—

Total expenses	79,337	2,089,435	16,946	—	2,185,718

Other Income:
Equity income	—	12,652	2,145	—	14,797

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(79,279)	416,307	9,869	—	346,897
Income taxes (benefit)	(29,318)	154,533	4,135	—	129,350

Income (loss) from continuing operations before equity in income of subsidiaries	(49,961)	261,774	5,734	—	217,547
Income (loss) from discontinued operations	(64)	—	759	—	695

Income (loss) before equity in income of subsidiaries	(50,025)	261,774	6,493	—	218,242

Equity in income (loss) of subsidiaries:
Continuing operations	267,508	3,781	50,682	(321,971)	—
Discontinued operations	759		—	(759)	—

	268,267	3,781	50,682	(322,730)	—

Net income	$218,242	$265,555	$57,175	$(322,730)	$218,242

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$262,645	$302,398	$128,061	$(430,459)	$262,645
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(304,753)	(28,868)	(96,838)	430,459	—
Gain on sale of equity investments	—	—	(31,635)	—	(31,635)
Amortization and depreciation	—	16,325	2,038	—	18,363
Stock-based compensation expense	15,842	—	—	—	15,842
Deferred income taxes	22,247	—	(3,332)	—	18,915
Distributions in excess of (less than) earnings of affiliates	—	(880)	1,744	—	864
Other, net	355	899	(61)	—	1,193
Increase (decrease) in cash due to:
Inventory	—	(1,091,120)	755	—	(1,090,365)
Residential mortgage loans available-for-sale	—	—	516,929	—	516,929
Other assets	(5,419)	163,191	(50,909)	—	106,863
Accounts payable, accrued and other liabilities	(27,157)	(106,297)	(31,918)	—	(165,372)
Income taxes	(235,193)	162,064	22,353	—	(50,776)

Net cash provided by (used in) operating activities	(271,433)	(582,288)	457,187	—	(396,534)

Distributions from unconsolidated entities	—	1,725	—	—	1,725
Investments in unconsolidated entities	—	(13,507)	—	—	(13,507)
Dividends received from subsidiaries	—	37,000	6,028	(43,028)	—
Investment in subsidiaries	(19,820)	(68,104)	—	22,145	(65,779)
Proceeds from sales of investments	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	274	1	—	275
Capital expenditures	—	(13,008)	(2,253)	—	(15,261)

Net cash provided by (used in) investing activities	(19,820)	(55,620)	52,992	(20,883)	(43,331)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	24,500	36,407	—	—	60,907
Repayment of borrowings	—	—	(445,979)	—	(445,979)
Capital contributions from parent	—	19,807	2,338	(22,145)	—
Advances (to) from affiliates	323,000	(173,338)	(149,662)	—	—
Excess tax benefits from share-based awards	1,396	—	—	—	1,396
Issuance of common stock	2,328	—	—	—	2,328
Common stock repurchases	(49,700)	—	—	—	(49,700)
Dividends paid	(10,271)	—	(43,028)	43,028	(10,271)

Net cash provided by (used in) financing activities	291,253	(117,124)	(636,331)	20,883	(441,319)

Effect of exchange rate changes on cash and equivalents	—	—	(71)	—	(71)

Net increase (decrease) in cash and equivalents	—	(755,032)	(126,223)	—	(881,255)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$84,732	$36,281	$—	$121,013

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$218,242	$265,555	$57,175	$(322,730)	$218,242
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(268,267)	(3,781)	(50,682)	322,730	—
Amortization and depreciation	—	11,516	2,217	—	13,733
Stock-based compensation expense	12,525	—	—	—	12,525
Deferred income taxes	49,332	(3)	(1,772)	—	47,557
Distributions in excess of (less than) earnings of affiliates	—	(2,293)	(1,763)	—	(4,056)
Other, net	348	120	232	—	700
Increase (decrease) in cash due to:
Inventories	—	(710,665)	977	—	(709,688)
Residential mortgage loans available-for-sale	—	—	289,003	—	289,003
Other assets	(12,198)	7,058	8,999	—	3,859
Accounts payable, accrued and other liabilities	(12,346)	(25,540)	(9,057)	—	(46,943)
Income taxes	(247,639)	154,536	5,907	—	(87,196)

Net cash provided by (used in) operating activities	(260,003)	(303,497)	301,236	—	(262,264)

Distributions from unconsolidated entities	—	33,029	215	—	33,244
Investments in unconsolidated entities	—	(83,978)	—	—	(83,978)
Dividends received from subsidiaries	1,362	13,000	—	(14,362)	—
Investment in subsidiaries	(28,274)	(535)	13,312	535	(14,962)
Proceeds from sales of subsidiaries	—	—	3,000	—	3,000
Proceeds from sales of investments	—	—	8,366	—	8,366
Proceeds from sale of fixed assets	—	2,600	—	—	2,600
Capital expenditures	—	(17,805)	(2,883)	—	(20,688)

Net cash provided by (used in) investing activities	(26,912)	(53,689)	22,010	(13,827)	(72,418)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the three months ended March 31, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	648,557	6,078	—	—	654,635
Repayment of borrowings	—	—	(278,744)	—	(278,744)
Capital contributions from parent	—	—	535	(535)	—
Advances (to) from affiliates	(358,900)	489,226	(130,326)	—	—
Issuance of common stock	15,240	—	—	—	15,240
Common stock repurchases	(11,564)	—	—	—	(11,564)
Dividends paid	(6,418)	(1,362)	(13,000)	14,362	(6,418)

Net cash provided by (used in) financing activities	286,915	493,942	(421,535)	13,827	373,149

Effect of exchange rate changes on cash and equivalents	—	—	67	—	67

Net increase (decrease) in cash and equivalents	—	136,756	(98,222)	—	38,534
Cash and equivalents at beginning of period	—	185,375	122,743	—	308,118

Cash and equivalents at end of period	$—	$322,131	$24,521	$—	$346,652

     Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     A summary of our operating results by business segment for the three months ended March 31, 2006 and 2005 is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Pre-tax income (loss):
Homebuilding operations	$377,583	$359,569
Financial services operations	49,344	10,084
Other non-operating	(9,383)	(22,756)

Pre-tax income from continuing operations	417,544	346,897
Income taxes	154,899	129,350

Income from continuing operations	262,645	217,547
Income from discontinued operations	—	695

Net income	$262,645	$218,242

Per share data — assuming dilution:

Income from continuing operations	$1.01	$.83

Income from discontinued operations	—	—

Net income	$1.01	$.83

A comparison of pre-tax income for the three months ended March 31, 2006 and 2005 is as follows:

•	Geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to simplify processes and leverage construction costs throughout the operations contributed to increases in pre-tax income of our homebuilding business segment. Pre-tax income from homebuilding operations increased 5% for the three months ended March 31, 2006, compared with the same period in the prior year.

•	Homebuilding settlement revenues increased 17% to $2.9 billion compared with the same period in the prior year. Higher revenues for the first quarter of 2006 were the result of a 7% increase in closings to 8,602 homes, combined with a 9% increase in the average home selling price to $336,000 compared with the first quarter of 2005.

•	Backlog dollars increased 9% to $7.1 billion (19,940 units) at March 31, 2006 compared with $6.5 billion (19,964 units) at March 31, 2005.

•	Pre-tax income of our financial services business segment increased $39.3 million for the three months ended March 31, 2006, compared with the prior year period. We recognized a one-time gain of $31.6 million from the sale of our investment in Su Casita, a Mexican mortgage banking company. Additionally, the quarter benefited from a product mix shift to more profitable loans and a more favorable interest rate environment to sell loans, compared with the same quarter in 2005.

•	The decrease in non-operating expenses for the three months ended March 31, 2006, compared with the same period in the prior year, was due primarily to an increase in the amount of interest capitalized into homebuilding inventory.

     Homebuilding Operations
The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of the first-time, first and second move-up, and active adult homebuyers. We conduct our operations in 53 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Missouri, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada
     Certain operating data relating to our homebuilding operations are as follows:

	Three Months Ended
	March 31,
	2006	2005
Homebuilding settlement revenues ($000’s omitted)	$2,888,834	$2,462,109

Unit settlements:
Northeast	716	538
Southeast	2,504	2,331
Midwest	804	901
Central	1,430	926
West	3,148	3,323

	8,602	8,019

Net new orders — units:
Northeast	728	1,028
Southeast	3,375	3,717
Midwest	1,320	1,519
Central	1,728	1,620
West	3,574	4,183

	10,725	12,067

Net new orders — dollars ($000’s omitted)	$3,683,000	$3,833,000

Unit backlog:
Northeast	1,605	1,973
Southeast	6,536	6,691
Midwest	1,903	1,895
Central	2,515	1,771
West	7,381	7,634

	19,940	19,964

Backlog at March 31 — dollars ($000’s omitted)	$7,096,000	$6,525,000

Homebuilding Operations (continued)
     Unit settlements increased 7% for the three months ended March 31, 2006, to 8,602 units, over the same period in 2005. The average selling price for homes closed increased 9% to $336,000 for the three months ended March 31, 2006 compared with the same period in 2005. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. For the three months ended March 31, 2006, unit net new orders decreased 11% to 10,725 units, compared with the same period in 2005. Net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have affected demand for new homes. Cancellation rates for the quarter were approximately 21%, compared with 16% for the same period in 2005. The dollar value of net new orders decreased 4% for the three months ended March 31, 2006, compared with the same period in 2005, as selling prices remained stable or increased in many of our markets. For the quarter ended March 31, 2006, we had 692 active selling communities, an increase of 8% from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 19,940 units at March 31, 2006. The dollar value of backlog was up 9% to $7.1 billion.
     The following table presents markets that represent 10% or more of unit net new orders, unit settlements, and settlement revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Unit net new orders:
Phoenix	*	13%
Las Vegas	10%	*

Unit settlements:
Phoenix	*	16%
Las Vegas	12%	*

Settlement revenues:
Phoenix	*	14%
Las Vegas	13%	11%

*	Represents less than 10%.
     The following table presents states that represent 10% or more of unit settlements and settlement revenues for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Unit settlements :
Arizona	10%	18%
California	13%	14%
Florida	19%	20%
Nevada	13%	*
Texas	13%	*

Settlement revenues:
Arizona	10%	16%
California	21%	23%
Florida	17%	16%
Nevada	14%	12%

*	Represents less than 10%.

Homebuilding Operations (continued)
     At March 31, 2006 and December 31, 2005, our Homebuilding operations controlled approximately 356,900 and 362,600 lots, respectively. Approximately 180,900 and 173,800 lots were owned, and approximately 127,000 and 133,400 lots were under option agreements approved for purchase at March 31, 2006 and December 31, 2005, respectively. In addition, there were approximately 49,000 and 55,400 lots under option agreements, pending approval, at March 31, 2006 and December 31, 2005, respectively. We believe that the strength of our land supply, and our entitlement expertise, will enable us to continue opening new communities during the course of 2006 and beyond.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $6.1 billion at March 31, 2006. In addition, total purchase price related to land under option pending approval was valued at $1.8 billion at March 31, 2006. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $452.4 million, which are generally non-refundable.
     The following table presents a summary of pre-tax income for our Homebuilding operations for the three months ended March 31, 2006 and 2005 ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Home sale revenue (settlements)	$2,888,834	$2,462,109
Land sale revenue	25,918	24,185
Home cost of sales (a)	(2,225,966)	(1,856,468)
Land cost of sales	(21,143)	(20,759)
Selling, general and administrative expense	(284,749)	(254,431)
Equity income	1,216	13,471
Other income (expense), net	(6,527)	(8,538)

Pre-tax income	$377,583	$359,569

Average sales price	$336	$307

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $41.2 million for the three months ended March 31, 2006 and $30.5 million for the three months ended March 31, 2005, has been included as part of homebuilding cost of sales.
     Homebuilding gross profit margins from home settlements decreased to 22.9% for the three months ended March 31, 2006, compared with 24.6% for the same period in the prior year. This decrease is primarily attributable to the closeout of communities that contributed higher margins replaced by new communities that are contributing lower margins which is a result of a shift in product mix offerings, increased costs associated with the purchase of land and land development, and increases in materials and labor in house costs. The decrease in homebuilding gross profit margins was partially offset by 50 basis points related to our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. During 2005, income from this entity was recorded as equity income and had no impact on homebuilding gross profit margins.
     We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended March 31, 2006 were $4.8 million, compared with $3.4 million for the three months ended March 31, 2005. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of March 31, 2006, we had $314 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues declined to 9.9% for the three months ended March 31, 2006 compared with 10.3% for the same period in the prior year. This improvement can be attributed to increased selling prices, our internal initiatives focused on controlling costs, and better overhead leverage from increased volume compared with the prior year period.

Homebuilding Operations (continued)
     The decrease in equity income of $12.3 million for the three months ended March 31, 2006 compared with the same period in the prior year, is the result of our acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition we own 100% of this entity, which is consolidated in our financial statements. For the quarter ended March 31, 2005, earnings from this investment were recorded in equity income.
Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three months ended March 31, 2006 was $49.3 million compared with $10.1 million for the prior year period. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million ($19.9 million after-tax) for the three months ended March 31, 2006. For the three months ended March 31, 2005, Su Casita contributed pre-tax income from operations of $700 thousand. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand.
     Loan originations for the three months ended March 31, 2006 increased 7% to 8,091 mortgages compared with the prior year period.
     The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended
	March 31,
	2006	2005
Total originations:
Loans	8,091	7,592

Principal ($000’s omitted)	$1,744,200	$1,489,400

Originations for Pulte customers:
Loans	8,060	7,215

Principal ($000’s omitted)	$1,736,500	$1,427,900

     Capture rates for the quarter ended March 31, 2006 were comparable with the same quarter in the prior year at approximately 89%. Mortgage origination unit and principal volume for the three months ended March 31, 2006 increased 7% and 17%, respectively, over the same period in 2005. The growth is attributable to volume increases experienced in our homebuilding business and an increase in the average loan size. Our Homebuilding customers continue to account for nearly all of our total loan production, representing almost 100% of total Pulte Mortgage unit production for the three months ended March 31, 2006, compared with 95% for the same period in 2005. At March 31, 2006, loan application backlog decreased to $4.1 billion compared with $4.4 billion at March 31, 2005.
     Adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products, represented 35% of total funded origination dollars and 28% of total funded origination units for the three months ended March 31, 2006, compared with 52% and 47% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 77% of ARMs origination dollars and 80% of ARMs origination units for the three months ended March 31, 2006, compared with 68% and 72% in the prior year period, respectively.
     Excluding the gain related to the sale of Su Casita, pre-tax income increased $7.7 million for the quarter ended March 31, 2006 compared with the prior year quarter, due to an increase in origination volume and a shift in product mix to more profitable loans.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.

Other non-operating
          Other non-operating expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from year to year as these strategic initiatives evolve.
          The following table presents a summary of other non-operating expenses ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Net interest expense (income)	$(1,090)	$13,747
Other corporate expenses, net	10,473	9,009

Loss before income taxes	$9,383	$22,756

     We recognized $1.1 million of net interest income for the three months ended March 31, 2006, compared with $13.7 million of net interest expense for the same period in the prior year. This is a result of an increase of the amount of interest capitalized into homebuilding inventory along with increased interest income of approximately $1.7 million. Other corporate expenses increased $1.5 million for the three months ended March 31, 2006, compared with the same period in the prior year, due to increased compensation-related expenses.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest in homebuilding inventory increased due to increased amounts of interest capitalized into homebuilding inventory, based on our homebuilding inventory and debt levels, and is consistent with the growth of the Company. Information related to Corporate interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Interest in inventory at beginning of period	$229,798	$223,591
Interest capitalized	56,624	40,664
Interest expensed	(41,169)	(30,544)

Interest in inventory at end of period	$245,253	$233,711

Interest incurred *	$56,834	$55,659

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds and existing credit agreements.
     At March 31, 2006, we had cash and equivalents of $121 million and $3.4 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $17.1 million. Sources of our working capital include our cash and equivalents, our $1.66 billion committed unsecured revolving credit facility and Pulte Mortgage’s $940 million committed credit arrangements.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 35.6% at March 31, 2006, and approximately 34.7% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     Our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires us not to exceed a debt-to-total capitalization ratio of 60% as defined in the agreement. At March 31, 2006 we had $24.5 million outstanding under this facility.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At March 31, 2006, Pulte Mortgage had committed credit arrangements of $940 million comprised of a $390 million bank revolving credit facility and a $550 million asset-backed commercial paper program. At March 31, 2006, Pulte Mortgage had $447 million outstanding under its committed credit arrangements.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 7,372,300 shares for a total of $227.9 million. At March 31, 2006, the Company had remaining authorization to purchase common stock aggregating $172.1 million.
     Our income tax liability and related effective tax rate are affected by a number of factors. In 2006, our effective tax rate was 37.1% compared to 37.3% for the three months ended March 31, 2005. We anticipate that our effective tax rate for the remainder of 2006 will be approximately 37.2%.
     Our net cash used in operating activities for the three months ended March 31, 2006 was $396.5 million, compared with $262.3 million for the three months ended March 31, 2005. Net income for both years was offset primarily by significant investments in land necessary to support the continued growth of the business.
     Cash used in investing activities was $43.3 million for the three months ended March 31, 2006, compared with $72.4 million for the three months ended March 31, 2005. During the three months ended March 31, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $13.5 million of capital contributions to and received $1.7 million in capital distributions from our unconsolidated joint ventures for the three months ended March 31, 2006. Further, we incurred approximately $15.3 million in capital expenditures to support the growth of our business.
     Net cash used in financing activities totaled $441.3 million for the three months ended March 31, 2006, compared with net cash provided by financing activities of $373.1 million for the three months ended March 31, 2005. Proceeds from borrowings for the three months ended March 31, 2006 totaled $60.9 million and was comprised of $24.5 million for our unsecured revolving credit facility and additional net debt incurred by our homebuilding markets. For the three months ended March 31, 2006, the net decrease in Pulte Mortgage’s credit arrangements was approximately $446 million. Additionally, we incurred $49.7 million for stock repurchases and paid $10.3 million in dividends.

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
New Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Due to the short period of time our servicing rights are held, generally less than four months, we do not expect SFAS No. 156 will have a significant impact on our consolidated financial statements.
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. We do not expect SFAS No. 155 will have a significant impact on our consolidated financial statements.
In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005 and 2006. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from the new deduction have resulted in a reduction in our federal income tax rate.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2006, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted).

	As of March 31, 2006 for the
	years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$—	$400,000	$—	$2,998,563	$3,398,563	$3,346,132
Average interest rate	—	—	—	4.88%	—	6.58%	6.38%

Limited recourse collateralized financing	$4,800	$5,842	$2,273	$3,265	$933	$—	$17,113	$17,113
Average interest rate	1.80%	1.89%	1.79%	1.00%	8.75%	—	2.06%
Qualitative disclosure:
     There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Special Notes Concerning Forward-Looking Statements
     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used in our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control. See our Annual Report on Form 10-K for the year ended December 31, 2005 and our other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to our business. We undertake no duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations.
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

					(d)
					Approximate dollar
				(c)	value of shares
				Total number of	that may yet be
	(a)		(b)	shares purchased	purchased under
	Total Number		Average	as part of publicly	the plans or
	of shares		price paid	announced plans	programs
	purchased		per share	or programs	($000’s omitted)
January 1, 2006 through January 31, 2006	18,510	(2)	$39.97	—	$195,550	(1)

February 1, 2006 through February 28, 2006	673,700	(2)	$37.92	632,500	$195,550	(1)

March 1, 2006 through March 31, 2006	619,000		$37.82	619,000	$172,140	(1)

Total	1,311,210		$37.90	1,251,500

(1)	Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 7,372,300 shares for a total of $227.9 million.

(2)	During January and February 2006, 59,710 shares were surrendered by employees for payment of taxes related to vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description

3(a)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005)

10(a)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004)

10(b)	Pulte Homes, Inc. Income Deferral Plan (As Amended and Restated Effective January 1, 2004)

10(c)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly
authorized officer)

Date: May 5, 2006

Exhibit Index

Exhibit No.	Description
3(a)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005)

10(a)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004)

10(b)	Pulte Homes, Inc. Income Deferral Plan (As Amended and Restated Effective January 1, 2004)

10(c)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934