Form 10-Q
period 2006-06-30
PULTE HOMES INC/MI/
filed 2006-08-04
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9804
PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bloomfield Hills Parkway, Suite 300
Bloomfield Hills, Michigan (Address of principal executive offices)	48304 (Zip Code)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of July 31, 2006: 255,029,052

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$104,459	$1,002,268
Unfunded settlements	54,794	156,663
House and land inventory	10,676,352	8,756,093
Land held for sale	397,818	257,724
Land, not owned, under option agreements	61,526	76,671
Residential mortgage loans available-for-sale	521,508	1,038,506
Investments in unconsolidated entities	222,228	301,613
Goodwill	377,040	307,693
Intangible assets, net	123,079	127,204
Other assets	1,084,889	1,023,739

Total assets	$13,623,693	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $416,346 and $405,411 in 2006 and 2005, respectively	$938,718	$789,399
Customer deposits	423,046	392,041
Accrued and other liabilities	1,157,354	1,402,620
Unsecured short-term borrowings	614,500	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	477,028	893,001
Income taxes	81,721	219,504
Deferred income tax liability	9,479	7,740
Senior notes and unsubordinated notes	3,537,237	3,386,527

Total liabilities	7,239,083	7,090,832

Shareholders’ equity	6,384,610	5,957,342

	$13,623,693	$13,048,174

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Homebuilding	$3,318,055	$3,213,430	$6,232,807	$5,699,724
Financial services	40,467	36,258	85,324	66,534
Other non-operating	445	1,257	3,412	2,505

Total revenues	3,358,967	3,250,945	6,321,543	5,768,763

Expenses:
Homebuilding, principally cost of sales	2,935,896	2,737,434	5,474,281	4,877,630
Financial Services	25,536	21,174	52,776	42,692
Other non-operating, net	8,598	30,363	20,948	54,367

Total expenses	2,970,030	2,788,971	5,548,005	4,974,689

Other income:
Gain on sale of equity investment	—	—	31,635	620
Equity income (loss)	(1,212)	23,848	96	38,025

Income from continuing operations before income taxes	387,725	485,822	805,269	832,719

Income taxes	143,873	180,635	298,772	309,985

Income from continuing operations	243,852	305,187	506,497	522,734

Loss from discontinued operations	(833)	(1,476)	(833)	(781)

Net income	$243,019	$303,711	$505,664	$521,953

Per share data:
Basic:
Income from continuing operations	$.97	$1.19	$2.00	$2.05
Loss from discontinued operations	—	(.01)	—	—

Net income	$.96	$1.19	$2.00	$2.04

Assuming dilution:
Income from continuing operations	$.94	$1.16	$1.95	$1.99
Loss from discontinued operations	—	(.01)	—	—

Net income	$.94	$1.15	$1.95	$1.98

Cash dividends declared	$.04	$.025	$.08	$.05

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,618	255,874	253,148	255,373
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock grants	6,329	7,803	6,704	7,880

Adjusted weighted-average common shares and effect of dilutive securities	258,947	263,677	259,852	263,253

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342
Stock option exercise, including tax benefit of $3,333	2	6,783	—	—	—	6,785
Restricted stock award	7	(7)	—	—	—	—
Cash dividends declared — $.08 per share	—	—	—	—	(20,494)	(20,494)
Stock repurchases	(29)	(13,841)	—	—	(85,744)	(99,614)
Stock-based compensation	—	33,476	—	—	—	33,476
Comprehensive income (loss):
Net income	—	—	—	—	505,664	505,664
Change in fair value of derivatives	—	—	—	226	—	226
Foreign currency translation adjustments	—	—	—	1,225	—	1,225

Total comprehensive income						507,115

Shareholders’ Equity, June 30, 2006	$2,550	$1,235,559	$—	$(4,045)	$5,150,546	$6,384,610

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise, including tax benefit of $24,143	24	47,290		—	—	47,314
Restricted stock award	8	(8)	—	—	—	—
Cash dividends declared -$.05 per share	—	—	—	—	(12,963)	(12,963)
Stock repurchases	(6)	(2,515)	—	—	(18,598)	(21,119)
Stock-based compensation	—	23,144	—	—	—	23,144
Restricted stock award amortization	—	—	44	—	—	44
Comprehensive income (loss):
Net income	—	—	—	—	521,953	521,953
Change in fair value of derivatives	—	—	—	(324)	—	(324)
Foreign currency translation adjustments	—	—	—	4,163	—	4,163

Total comprehensive income						525,792

Shareholders’ Equity, June 30, 2005	$2,584	$1,182,650	$—	$(10,541)	$3,909,793	$5,084,486

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$505,664	$521,953
Adjustments to reconcile net income to net cash flows
Provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	67,326	6,505
Gain on sale of equity investments	(31,635)	(620)
Amortization and depreciation	37,987	28,698
Stock-based compensation expense	33,476	23,188
Deferred income taxes	(55)	30,834
Distributions in excess of (less than) earnings of affiliates	5,216	(2,760)
Other, net	1,490	1,267
Increase (decrease) in cash due to:
Inventories	(2,104,010)	(1,308,685)
Residential mortgage loans available-for-sale	516,998	177,527
Other assets	112,491	1,570
Accounts payable, accrued and other liabilities	(63,955)	201,165
Income taxes	(134,451)	(21,577)

Net cash used in operating activities	(1,053,458)	(340,935)

Cash flows from investing activities:
Distributions from unconsolidated entities	31,336	123,180
Investments in unconsolidated entities	(20,744)	(92,042)
Investment in subsidiaries, net of cash acquired	(65,779)	(31,172)
Proceeds from sale of subsidiaries	—	3,000
Proceeds from sale of investments	49,216	8,366
Proceeds from sale of fixed assets	534	3,251
Capital expenditures	(54,393)	(37,666)

Net cash used in investing activities	(59,830)	(23,083)

Cash flows from financing activities:
Proceeds from borrowings	764,500	672,011
Repayment of borrowings	(433,492)	(161,608)
Excess tax benefits from share-based awards	1,794	—
Issuance of common stock	3,452	23,171
Stock repurchases	(99,614)	(21,119)
Dividends paid	(20,494)	(12,963)

Net cash provided by financing activities	216,146	499,492

Effect of exchange rate changes on cash and equivalents	(667)	210

Net increase (decrease) in cash and equivalents	(897,809)	135,684

Cash and equivalents at beginning of period	1,002,268	308,118

Cash and equivalents at end of period	$104,459	$443,802

Supplemental disclosure of cash flow information—cash paid during the period for:

Interest, net of amounts capitalized	$6,257	$18,308

Income taxes	$432,183	$301,903

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

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

In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At June 30, 2006 and December 31, 2005, the Company classified $61.5 million and $76.7 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $10.9 million and $13.4 million, respectively. The corresponding liability has been classified within accounts payable, accrued and other liabilities on the balance sheet.

Land option agreements that did not require consolidation under FIN 46 at June 30, 2006 and December 31, 2005, had a total purchase price of $6.8 billion and $7.5 billion, respectively. In connection with these agreements, the Company had refundable and non-refundable deposits and pre-acquisition costs of $477.4 million and $431.4 million, included in other assets at June 30, 2006 and December 31, 2005, respectively.

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

Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Six Months Ended
	June 30,
	2006	2005
Allowance for warranties at beginning of period	$112,297	$83,397

Warranty reserves provided	73,152	59,535
Payments and other adjustments	(82,440)	(59,309)

Allowance for warranties at end of period	$103,009	$83,623

Stock-based compensation
     The Company currently has several stock-based compensation plans for its employees (“Employee Plans”) and nonemployee directors (the “Director Plan”). At June 30, 2006, the Company had 31.4 million shares authorized for issuing various equity-based incentives including stock options, stock appreciation rights and restricted stock, including 11.6 million shares available for future grants.
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
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) was not significant and had no effect on basic and diluted earnings per share for the three and six months ended June 30, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of the tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Consolidated Statements of Cash Flows. SFAS 123(R) requires classification of the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As a result, the Company classified $1.8 million of excess tax benefits as financing cash inflows for the six months ended June 30, 2006.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
Stock-based compensation (continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based employee compensation for the three and six months ended June 30, 2005 (000’s omitted, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$303,711	$521,953

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2,761	8,016

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(2,930)	(8,313)

Pro forma net income	$303,542	$521,656

Earnings per share:
Basic-as reported	$1.19	$2.04

Basic-pro forma	$1.19	$2.04

Diluted-as reported	$1.15	$1.98

Diluted-pro forma	$1.15	$1.98

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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the six months ended June 30, 2006 and 2005.

	Weighted-average assumptions
	Six Months Ended June 30,
	2006	2005
Expected life of options in years	5.2	6.1 - 6.2
Expected stock price volatility	34%	35.3 - 36.0%
Expected dividend yield	0.4%	0.23 -0.27%
Risk-free interest rate	5.1%	3.9% - 4.2%
Fair value per option granted	$14.47 - $14.85	$12.89 - $15.95

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Stock-based compensation (continued)

A summary of the status of the Company’s stock options for the six months ended June 30, 2006 is presented below (000’s omitted, except per share data):

		Weighted-Average	Weighted-Average
		Per Share	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2005	16,850	$19
Granted	33	39
Exercised	(242)	(14)
Forfeited	(264)	(29)

Outstanding at June 30, 2006	16,377	$19	6.6 years	$189,989

Options exercisable at June 30, 2006	9,700	$12	5.5 years	$162,564

     In connection with stock option awards, the Company recognized compensation expense of $7.9 million and $14.3 million for the three and six months ended June 30, 2006, respectively. Total compensation cost related to nonvested stock option awards not yet recognized was $42.9 million at June 30, 2006. These costs will be expensed over a weighted average period of approximately 3 years. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $5.5 million and $62.8 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s restricted stock activity for the six months ended June 30, 2006, is presented below (000’s omitted, except per share data):

		Weighted-Average
		Per Share
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	3,023	$31.44
Granted	759	$39.02
Vested	(215)	$15.60
Forfeited	(119)	$33.32

Nonvested at June 30, 2006	3,448	$34.03

     In connection with restricted stock awards, of which a majority cliff vest at the end of three years, the Company recognized compensation expense of $9.7 million and $5 million for the three months ended June 30, 2006 and 2005 and $19.1 million and $9.1 million for the six months ended June 30, 2006 and 2005, respectively. Total compensation cost related to restricted stock awards not yet recognized was $75.6 million at June 30, 2006. These costs will be expensed over a weighted average period of approximately 2.3 years.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact of FIN No. 48 on its consolidated financial statements.

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

In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005 and 2006. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from this deduction have resulted in a reduction in the Company’s federal income tax rate.

2.	Segment information

The Company’s operations are classified into two reportable segments, Homebuilding and Financial Services.

The Company’s Homebuilding segment is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company’s Homebuilding segment is the aggregation of its related operating segments.

The Company’s Financial Services segment consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Homebuilding	$3,318,055	$3,213,430	$6,232,807	$5,699,724
Financial services	40,467	36,258	85,324	66,534

Total segment revenues	3,358,522	3,249,688	6,318,131	5,766,258

Cost of sales (a):
Homebuilding	2,640,503	2,458,880	4,887,612	4,336,107

Selling, general and administrative:
Homebuilding	265,404	267,327	550,153	521,758
Financial services	20,690	17,905	42,629	36,622

Total segment selling, general and administrative	286,094	285,232	592,782	558,380

Interest:
Financial services	4,846	3,269	10,147	6,070

Other expense, net:
Homebuilding	29,989	11,227	36,516	19,765

Total costs and expenses	2,961,432	2,758,608	5,527,057	4,920,322

Gain on sale of equity investment:
Financial services	—	—	31,635	620

Equity income (loss):
Homebuilding	(1,337)	23,406	(121)	36,877
Financial services	125	442	217	1,148

Total equity income	(1,212)	23,848	96	38,025

Income before income taxes:
Homebuilding	380,822	499,402	758,405	858,971
Financial services	15,056	15,526	64,400	25,610

Total segment income before income taxes	395,878	514,928	822,805	884,581

Other non-operating expenses, net	(8,153)	(29,106)	(17,536)	(51,862)

Consolidated income before income taxes	$387,725	$485,822	805,269	$832,719

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $55.9 million and $41.1 million for the three months ended June 30, 2006 and 2005 and $97.1 million and $71.6 million for the six months ended June 30, 2006 and 2005, has been included as part of homebuilding cost of sales.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

		Financial
	Homebuilding	Services	Total
At June 30, 2006:
Inventory	$10,676,352	$—	$10,676,352

Assets:
Segment	12,921,377	591,893	13,513,270
Other non-operating	—	—	110,423

Consolidated assets			$13,623,693

At December 31, 2005:
Inventory	$8,756,093	$—	$8,756,093

Assets:
Segment	11,757,925	1,052,578	12,810,503
Other non-operating	—	—	237,671

Consolidated assets			$13,048,174

3.	Inventory

Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30,	December 31,
	2006	2005
Homes under construction	$4,464,413	3,136,708
Land under development	5,532,265	4,844,913
Land held for future development	679,674	774,472

Total	$10,676,352	$8,756,093

4.	Investments in unconsolidated entities

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

At June 30, 2006 and December 31, 2005, aggregate outstanding debt of unconsolidated joint ventures was $908.5 million and $882.2 million, respectively. At June 30, 2006 and December 31, 2005, the Company’s proportionate share of its joint venture debt was approximately $307.2 million and $293.8 million, respectively. At June 30, 2006, the Company provided limited recourse guarantees for its proportionate share of joint venture debt of $307.2 million while the Company provided limited recourse debt guarantees of approximately $288.2 million at December 31, 2005. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by the Company, unless the joint venture was unable to perform its contractual borrowing obligations. As of June 30, 2006, the Company does not anticipate the Company will incur any significant costs under these guarantees.

For the six months ended June 30, 2006, the Company made additional capital contributions to these joint ventures totaling approximately $20.7 million and received capital and earnings distributions from these entities totaling approximately $36.6 million. At June 30, 2006 and December 31, 2005, the Company had approximately $222.2 million and $301.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segment and are primarily accounted for under the equity method.

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

In January 2006, the Company exercised its option and acquired the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. The Company’s initial investment was made in January 2004 to secure a dedicated building supply trade base for its construction activities in Arizona and Nevada. The aggregate stepped purchase price exceeded the preliminary estimated fair value of the underlying assets acquired and liabilities assumed by approximately $69 million, which was recorded as goodwill. The Company accounted for its initial 50% investment under the equity method. Since January 2006, the Company has consolidated this wholly-owned subsidiary in its financial statements.

In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For the three and six months ended June 30, 2005, the Mexico operations have been presented as discontinued operations.

In January 2005, the Company sold all of its Argentina operations, as reflected in the Company’s consolidated statements of cash flows for the six months ended June 30, 2005. The Argentina operations were presented as discontinued operations in 2004.

6.	Senior notes and unsubordinated notes

In May 2006, the Company sold $150 million of 7.375% senior notes, which mature on June 1, 2046, and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness. The notes are redeemable at any time on or after June 1, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon to the redemption date. Proceeds from the sale were used to repay the indebtedness of the Company’s revolving credit facility and for general corporate purposes, including continued investment in the company’s business.

7.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 8,987,600 shares for a total of $277.8 million. At June 30, 2006, the Company had remaining authorization to purchase common stock aggregating $122.2 million.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2006	2005
Foreign currency translation adjustments:
Mexico	$(361)	$(1,586)
Fair value of derivatives, net of income taxes of $2,258 in 2006 and $2,397 in 2005	(3,684)	(3,910)

	$(4,045)	$(5,496)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8.	Supplemental Guarantor information

At June 30, 2006, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.

Supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$65,157	$39,302	$—	$104,459
Unfunded settlements	—	51,954	2,840	—	54,794
House and land inventory	—	10,664,216	12,136	—	10,676,352
Land held for sale	—	397,818	—	—	397,818
Land, not owned, under option agreements	—	61,526	—	—	61,526
Residential mortgage loans available-for-sale	—	—	521,508	—	521,508
Investments in unconsolidated entities	1,448	202,933	17,847	—	222,228
Goodwill	—	376,340	700	—	377,040
Intangible assets, net	—	123,079	—	—	123,079
Other assets	47,903	951,478	85,508	—	1,084,889
Investment in subsidiaries	11,991,124	77,356	3,639,517	(15,707,997)	—

	$12,040,475	$12,971,857	$4,319,358	$(15,707,997	$13,623,693

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$192,809	$2,114,249	$221,539	$—	$2,528,597
Unsecured short-term borrowings	614,500	—	—		614,500
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	477,028	—	477,028
Income taxes	81,721	—	—	—	81,721
Senior notes and unsubordinated notes	3,537,237	—	—	—	3,537,237
Advances (receivable) payable — subsidiaries	1,229,598	(1,168,116)	(61,482)	—	—

Total liabilities	5,655,865	946,133	637,085	—	7,239,083

Shareholders’ equity	6,384,610	12,025,724	3,682,273	(15,707,997)	6,384,610

	$12,040,475	$12,971,857	$4,319,358	$(15,707,997)	$13,623,693

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$839,764	$162,504	$—	$1,002,268
Unfunded settlements	—	226,417	(69,754)	—	156,663
House and land inventory	—	8,742,573	13,520	—	8,756,093
Land held for sale	—	257,724	—	—	257,724
Land, not owned, under option agreements	—	76,671	—	—	76,671
Residential mortgage loans available-for-sale	—	—	1,038,506	—	1,038,506
Investments in unconsolidated entities	1,448	264,257	35,908	—	301,613
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	127,204	—	—	127,204
Other assets	41,873	870,238	111,628	—	1,023,739
Investment in subsidiaries	11,154,107	88,972	3,142,458	(14,385,537)	—

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$190,640	$2,161,257	$239,903	$—	$2,591,800
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	893,001	—	893,001
Income taxes	219,504	—	—	—	219,504
Senior notes and unsubordinated notes	3,386,527	—	—	—	3,386,527
Advances (receivable) payable - subsidiaries	1,443,415	(1,550,745)	107,330	—	—

Total liabilities	5,240,086	610,512	1,240,234	—	7,090,832

Shareholders’ equity	5,957,342	11,190,301	3,195,236	(14,385,537)	5,957,342

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,318,055	$—	$—	$3,318,055
Financial services	—	6,826	33,641	—	40,467
Other non-operating	37	(42)	450	—	445

Total revenues	37	3,324,839	34,091	—	3,358,967

Expenses:
Homebuilding:
Cost of sales	—	2,640,503	—	—	2,640,503
Selling, general and administrative and other expense	8,344	287,315	(266)	—	295,393
Financial Services, principally interest	761	2,306	22,469	—	25,536
Other non-operating expenses, net	20,009	(8,447)	(2,964)	—	8,598
Intercompany interest	40,623	(40,623)	—	—	—

Total expenses	69,737	2,881,054	19,239	—	2,970,030

Other Income:
Equity income	—	(1,773)	561	—	(1,212)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(69,700)	442,012	15,413	—	387,725
Income taxes (benefit)	(24,790)	163,564	5,099	—	143,873

Income (loss) from continuing operations before equity in income of subsidiaries	(44,910)	278,448	10,314	—	243,852
Income (loss) from discontinued operations	—		(833)	—	(833)

Income (loss) before equity in income of subsidiaries	(44,910)	278,448	9,481	—	243,019

Equity in income (loss) of subsidiaries:
Continuing operations	288,762	6,959	98,298	(394,019)	—
Discontinued operations	(833)	—	—	833	—

	287,929	6,959	98,298	(393,186)	—

Net income	$243,019	$285,407	$107,779	$(393,186)	$243,019

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$6,232,807	$—	$—	$6,232,807
Financial services	—	12,681	72,643	—	85,324
Other non-operating	76	1,948	1,388	—	3,412

Total revenues	76	6,247,436	74,031	—	6,321,543

Expenses:
Homebuilding:
Cost of sales	—	4,887,612	—	—	4,887,612
Selling, general and administrative and other expense	16,117	572,337	(1,785)	—	586,669
Financial Services, principally interest	1,520	4,650	46,606	—	52,776
Other non-operating expenses, net	40,465	(15,262)	(4,255)	—	20,948
Intercompany interest	80,307	(80,307)	—	—	—

Total expenses	138,409	5,369,030	40,566	—	5,548,005

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income	—	(801)	897	—	96

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(138,333)	877,605	65,997	—	805,269
Income taxes (benefit)	(51,315)	325,627	24,460	—	298,772

Income (loss) from continuing operations before equity in income of subsidiaries	(87,018)	551,978	41,537	—	506,497
Income (loss) from discontinued operations	—	—	(833)	—	(833)

Income (loss) before equity in income of subsidiaries	(87,018)	551,978	40,704	—	505,664

Equity in income (loss) of subsidiaries:
Continuing operations	593,515	35,827	195,136	(824,478)	—

Discontinued operations	(833)	—	—	833	—

	592,682	35,827	195,136	(823,645)	—

Net income	$505,664	$587,805	$235,840	$(823,645)	$505,664

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,213,430	$—	$—	$3,213,430
Financial services	—	6,404	29,854	—	36,258
Other non-operating	12	1,198	47	—	1,257

Total revenues	12	3,221,032	29,901	—	3,250,945

Expenses:
Homebuilding:
Cost of sales	—	2,458,880	—	—	2,458,880
Selling, general and administrative and other expense	4,660	275,278	(1,384)	—	278,554
Financial Services, principally interest	(258)	2,251	19,181	—	21,174
Other non-operating expenses, net	35,208	(2,128)	(2,717)	—	30,363
Intercompany interest	44,499	(44,499)	—	—	—

Total expenses	84,109	2,689,782	15,080	—	2,788,971

Other Income:
Equity income (loss)	—	21,999	1,849	—	23,848

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(84,097)	553,249	16,670	—	485,822
Income taxes (benefit)	(31,811)	207,143	5,303	—	180,635

Income (loss) from continuing operations before equity in income of subsidiaries	(52,286)	346,106	11,367	—	305,187
Income (loss) from discontinued operations	(42)	—	(1,434)	—	(1,476)

Income (loss) before equity in income of subsidiaries	(52,328)	346,106	9,933	—	303,711

Equity in income (loss) of subsidiaries:
Continuing operations	357,473	7,244	110,609	(475,326)	—
Discontinued operations	(1,434)	—	—	1,434	—

	356,039	7,244	110,609	(473,892)	—

Net income	$303,711	$353,350	$120,542	$(473,892)	$303,711

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$5,699,724	$—	$—	$5,699,724
Financial services	—	12,143	54,391	—	66,534
Other non-operating	70	2,255	180	—	2,505

Total revenues	70	5,714,122	54,571	—	5,768,763

Expenses:
Homebuilding:
Cost of sales	—	4,336,107	—	—	4,336,107
Selling, general and administrative and other expense	8,843	533,258	(578)	—	541,523
Financial services	1,039	4,185	37,468	—	42,692
Other non-operating expenses, net	66,275	(7,044)	(4,864)	—	54,367
Intercompany interest	87,289	(87,289)	—	—	—

Total expenses	163,446	4,779,217	32,026	—	4,974,689

Other Income:
Gain on sale of equity investment	—	—	620	—	620
Equity income	—	34,651	3,374	—	38,025

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(163,376)	969,556	26,539	—	832,719
Income taxes (benefit)	(61,129)	361,676	9,438	—	309,985

Income (loss) from continuing operations before equity in income of subsidiaries	(102,247)	607,880	17,101	—	522,734
Income (loss) from discontinued operations	(106)	—	(675)	—	(781)

Income (loss) before equity in income of subsidiaries	(102,353)	607,880	16,426	—	521,953

Equity in income (loss) of subsidiaries:
Continuing operations	624,981	11,025	161,291	(797,297)	—
Discontinued operations	(675)	—	—	675	—

	624,306	11,025	161,291	(796,622)	—

Net income	$521,953	$618,905	$177,717	$(796,622)	$521,953

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$505,664	$587,805	$235,840	$(823,645)	$505,664
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(592,682)	(35,827)	(195,136)	823,645	—
Write-down of land and deposits and pre-acquisition costs	—	67,326	—	—	67,326
Gain on sale of equity investments	—	—	(31,635)	—	(31,635)
Amortization and depreciation	—	33,791	4,196	—	37,987
Stock-based compensation expense	33,476	—	—	—	33,476
Deferred income taxes	3,481	—	(3,536)	—	(55)
Distributions in excess of earnings of affiliates	—	2,382	2,834	—	5,216
Other, net	710	983	(203)	—	1,490
Increase (decrease) in cash due to:
Inventory	—	(2,105,395)	1,385	—	(2,104,010)
Residential mortgage loans available-for-sale	—	—	516,998	—	516,998
Other assets	(6,029)	164,736	(46,216)	—	112,491
Accounts payable, accrued and other liabilities	(1,999)	(43,343)	(18,613)	—	(63,955)
Income taxes	(301,819)	163,564	3,804	—	(134,451)

Net cash provided by (used in) operating activities	(359,198)	(1,163,978)	469,718	—	(1,053,458)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	31,336	—	—	31,336
Investments in unconsolidated entities	—	(20,744)	—	—	(20,744)
Dividends received from subsidiaries	—	51,000	28	(51,028)	—
Investment in subsidiaries	(247,066)	(68,739)	(224,303)	474,329	(65,779)
Proceeds from sale of investments	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	533	1	—	534
Capital expenditures	—	(50,069)	(4,324)	—	(54,393)

Net cash provided by (used in) investing activities	(247,066)	(56,683)	(179,382)	423,301	(59,830)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	764,500	—	—	—	764,500
Repayment of borrowings	—	(17,519)	(415,973)	—	(433,492)
Capital contributions from parent	—	246,828	227,501	(474,329)	—
Advances (to) from affiliates	(43,374)	216,745	(173,371)	—	—
Excess tax benefits from share-based awards	1,794	—	—	—	1,794
Issuance of common stock	3,452	—	—	—	3,452
Stock repurchases	(99,614)	—	—	—	(99,614)
Dividends paid	(20,494)	—	(51,028)	51,028	(20,494)

Net cash provided by (used in) financing activities	606,264	446,054	(412,871)	(423,301)	216,146

Effect of exchange rate changes on cash and equivalents	—	—	(667)	—	(667)

Net increase (decrease) in cash and equivalents	—	(774,607)	(123,202)	—	(897,809)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$65,157	$39,302	$—	$104,459

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$521,953	$618,905	$177,717	$(796,622)	$521,953
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(624,306)	(11,025)	(161,291)	796,622	—
Write-down of land and deposits of pre-acquisition costs	—	6,505	—	—	6,505
Gain on sale of equity investments	—	—	(620)	—	(620)
Amortization and depreciation	—	24,469	4,229	—	28,698
Stock-based compensation expense	23,188	—	—	—	23,188
Deferred income taxes	34,028	(3)	(3,191)	—	30,834
Distributions in excess of (less than) earnings of affiliates	—	147	(2,907)	—	(2,760)
Other, net	705	240	322	—	1,267
Increase (decrease) in cash due to:
Inventory	—	(1,310,099)	1,414	—	(1,308,685)
Residential mortgage loans available-for-sale	—	—	177,527	—	177,527
Other assets	(11,522)	15,405	(2,313)	—	1,570
Accounts payable, accrued and other liabilities	15,098	189,974	(3,907)	—	201,165
Income taxes	(235,578)	207,279	6,722	—	(21,577)

Net cash provided by (used in) operating activities	(276,434)	(258,203)	193,702	—	(340,935)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	122,480	700	—	123,180
Investments in unconsolidated entities	—	(92,042)	—	—	(92,042)
Dividends received from subsidiaries	1,362	18,000	—	(19,362)	—
Investment in subsidiaries	(36,217)	(1,106)	(31,172)	37,323	(31,172)
Proceeds from the sale of subsidiaries	—	—	3,000	—	3,000
Proceeds from sales of investments	—	—	8,366	—	8,366
Proceeds from sales of fixed assets	—	3,033	218	—	3,251
Capital expenditures	—	(32,037)	(5,629)	—	(37,666)

Net cash provided by (used in) investing activities	(34,855)	18,328	(24,517)	17,961	(23,083)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the six months ended June 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	648,557	23,454	—	—	672,011
Repayment of borrowings	—	—	(161,608)	—	(161,608)
Capital contributions from parent	—	7,943	29,380	(37,323)	—
Advances (to) from affiliates	(326,357)	441,254	(114,897)	—	—
Issuance of common stock	23,171	—	—	—	23,171
Stock repurchases	(21,119)	—	—	—	(21,119)
Dividends paid	(12,963)	(1,362)	(18,000)	19,362	(12,963)

Net cash provided by (used in) financing activities	311,289	471,289	(265,125)	(17,961)	499,492

Effect of exchange rate changes on cash and equivalents	—	—	210	—	210

Net increase (decrease) in cash and equivalents	—	231,414	(95,730)	—	135,684
Cash and equivalents at beginning of period	—	185,375	122,743	—	308,118

Cash and equivalents at end of period	$—	$416,789	$27,013	$—	$443,802

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
The following is a summary of our operating results by business segment for the three and six months ended June 30, 2006 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Pre-tax income (loss):
Homebuilding operations	$380,822	$499,402	$758,405	$858,971
Financial services operations	15,056	15,526	64,400	25,610
Other non-operating	(8,153)	(29,106)	(17,536)	(51,862)

Income from continuing operations before income taxes	387,725	485,822	805,269	832,719
Income taxes	143,873	180,635	298,772	309,985

Income from continuing operations	243,852	305,187	506,497	522,734
Loss from discontinued operations	(833)	(1,476)	(833)	(781)

Net income	$243,019	$303,711	$505,664	$521,953

Per share data – assuming dilution:
Income from continuing operations	$0.94	$1.16	$1.95	$1.99
Loss from discontinued operations	—	(.01)	—	—

Net income	$0.94	$1.15	1.95	$1.98

The following is a comparison of pre-tax income for the three and six months ended June 30, 2006 and 2005:

•	Homebuilding pre-tax income decreased 24% and 12% for the three and six months ended June 30, 2006, respectively, compared with the same periods in the prior year. Homebuilding settlement revenues increased 5% and 10%, respectively, for the three and six months ended June 30, 2006 compared with the same periods in the prior year. The decrease in pre-tax income is due to lower gross margins from geographic and product mix shifts, increased selling incentives and increased construction, land and land development costs. Pre-tax income also declined due to $62 million of charges resulting from adjustments to land inventory ($9.3 million), land held for sale ($22 million), and the write-off of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue ($30.8 million). These decreases were offset partially by improvements in selling, general and administrative expenses as a percent of home settlement revenues.

•	Pre-tax income from our financial services business segment decreased 3% for the three months ended June 30, 2006 compared with the prior year period. Pre-tax income increased $38.8 million for the six months ended June 30, 2006 compared with the prior year period, as we recognized a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, during the first quarter of 2006. The capture rates were 91.0% and 88.0% for the three months ended June 30, 2006 and 2005, respectively, and 90.2% and 88.3% for the six months ended June 30, 2006 and 2005, respectively.

•	The decrease in non-operating expenses for the three and six months ended June 30, 2006, compared with the same period in the prior year, was due primarily to an increase in the amount of interest capitalized into homebuilding inventory.

•	Loss from discontinued operations included a provision of $800 thousand, net of taxes, for the three and six months ended June 30, 2006 resulting from a contractual adjustment related to the December 2005 disposition of our Mexico homebuilding operations. Loss from discontinued operations for the three and six months ended June 30, 2005 primarily relates to our Mexico homebuilding operations.

Homebuilding Operations
The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We conduct our operations in 53 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Florida, Georgia, North Carolina, South Carolina, Tennessee

Midwest:	Illinois, Indiana, Kansas, Michigan, Missouri, Minnesota, Ohio

Central:	Colorado, New Mexico, Texas

West:	Arizona, California, Nevada
     The following table presents selected unit information for our Homebuilding operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Unit settlements:
Northeast	819	868	1,535	1,406
Southeast	3,018	2,952	5,522	5,283
Midwest	1,044	1,147	1,848	2,048
Central	1,627	1,538	3,057	2,464
West	3,371	3,689	6,519	7,012

	9,879	10,194	18,481	18,213

Net new orders – units:
Northeast	790	1,228	1,518	2,256
Southeast	2,635	3,717	6,010	7,434
Midwest	1,113	1,710	2,433	3,229
Central	1,754	2,291	3,482	3,911
West	3,163	4,635	6,737	8,818

	9,455	13,581	20,180	25,648

Net new orders – dollars ($000’s omitted)	$3,121,000	$4,406,000	$6,804,000	$8,239,000

Unit backlog:
Northeast			1,576	2,333
Southeast			6,153	7,456
Midwest			1,972	2,458
Central			2,642	2,524
West			7,173	8,580

			19,516	23,351

Backlog at June 30 – dollars ($000’s omitted)			$6,911,000	$7,775,000

Homebuilding Operations (continued)
          Unit settlements decreased 3% for the three months ended June 30, 2006, to 9,879 units and increased 1.5% for the six months ended June 30, 2006 to 18,481 units, compared with the same periods in 2005. The average selling price for homes closed increased 8% to $335,000 for the three months ended June 30, 2006 and increased 9% to $335,000 for the six months ended June 30, 2006, compared with the same periods in 2005. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. For the three months ended June 30, 2006, unit net new orders decreased 30% to 9,455 units, compared with the same period in 2005. For the six months ended June 30, 2006, unit net new orders decreased 21% to 20,180 units, compared with the same period in 2005. Net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have affected demand for new homes. Cancellation rates for the quarter were approximately 28%, compared with 15% for the same period in 2005, while year to date cancellations were 25% for the six months ended June 30, 2006, compared with 15% for the same period in 2005. Most markets have experienced a substantial increase in resale home inventory, and this, combined with declining consumer confidence, has resulted in higher cancellation rates and reduced new order rates during 2006. The dollar value of net new orders decreased 29% for the three months ended June 30, 2006 and decreased 17% for the six months ended June 30, 2006, respectively, compared with the same periods in 2005. However, while net new order dollars decreased year-over-year, selling prices remained stable in many of our markets. For the quarter ended June 30, 2006, we had 722 active selling communities, an increase of 11% from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 19,516 units at June 30, 2006 with a dollar value of $6.9 billion.
          The following table presents markets that represent 10% or more of total Homebuilding unit new orders, unit settlements, and settlement revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Unit net new orders:
Phoenix	12%	*	11%	11%

Unit settlements:
Phoenix	*	14%	*	15%
Las Vegas	12%	*	12%	*

Settlement revenues:
Phoenix	*	14%	*	14%
Las Vegas	13%	*	13%	*

*	Represents less than 10%.

Homebuilding Operations (continued)
     The following table presents states that represent 10% or more of unit settlements and settlement revenues for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Unit settlements :
Arizona	11%	15%	11%	16%
California	11%	13%	12%	14%
Florida	19%	19%	19%	19%
Nevada	12%	*	13%	*
Texas	12%	11%	12%	*

Settlement revenues:
Arizona	11%	14%	11%	15%
California	17%	22%	19%	22%
Florida	17%	16%	17%	16%
Nevada	14%	*	14%	10%

*	Represents less than 10%.
          At June 30, 2006 and December 31, 2005, our Homebuilding operations controlled approximately 325,500 and 362,600 lots, respectively. Approximately 181,000 and 173,800 lots were owned, and approximately 113,500 and 133,400 lots were under option agreements approved for purchase at June 30, 2006 and December 31, 2005, respectively. In addition, there were approximately 31,000 and 55,400 lots under option agreements, pending approval, at June 30, 2006 and December 31, 2005, respectively. We believe that the strength of our land supply, and our entitlement expertise, will enable us to continue opening new communities during the course of 2006 and beyond.
          The following table presents lots controlled by our Homebuilding operations as of June 30, 2006 and December 31, 2005:

	As of	As of
	June 30, 2006	December 31, 2005
Controlled Lots:

Northeast	40,831	44,088
Southeast	91,607	102,297
Midwest	28,786	38,674
Central	30,731	37,611
West	133,581	139,945

	325,536	362,615

          The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $5.8 billion at June 30, 2006. In addition, total purchase price related to land under option pending approval was valued at $1.1 billion at June 30, 2006. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre-acquisition costs totaling $488.3 million, of which $42.5 million are refundable. This balance excludes $131.9 million of contingent payment obligations which may or may not become actual obligations of the Company.
          Controlled lots, at June 30, 2006, decreased by 37,000 lots or 10% from December 31, 2005. The decrease in controlled lots can be attributed to actions we have taken to reduce our incremental land investment as a result of current conditions affecting the homebuilding industry. During the second quarter of 2006, we delayed entering into new land option contracts, renegotiated certain land option contracts, and cancelled certain other land option contracts. We continue to review land option contracts to ensure that the terms meet our investment criteria and strategic goals in the current business environment.

Homebuilding Operations (continued)
          The following table presents a summary of pre-tax income for our Homebuilding operations for the three and six months ended June 30, 2006 and 2005 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Home sale revenue (settlements)	$3,304,960	$3,155,898	$6,193,794	$5,618,007
Land sale revenue	13,095	57,532	39,013	81,717
Home cost of sales (a)	(2,608,042)	(2,405,353)	(4,834,008)	(4,261,821)
Land cost of sales	(32,461)	(53,527)	(53,604)	(74,286)
Selling, general and administrative expense	(265,404)	(267,327)	(550,153)	(521,758)
Equity income (expense)	(1,337)	23,406	(121)	36,877
Other income (expense), net	(29,989)	(11,227)	(36,516)	(19,765)

Pre-tax income	$380,822	$499,402	$758,405	$858,971

Average sales price	$335	$310	$335	$308

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $55.9 million and $41.1 million for the three months ended June 30, 2006 and 2005 and $97.1 million and $71.6 million for the six months ended June 30, 2006 and 2005, has been included as part of homebuilding cost of sales.
          Homebuilding gross profit margins from home settlements decreased 270 basis points to 21.1% for the three months ended June 30, 2006, compared with 23.8% for the same period in the prior year. For the six months ended June 30, 2006, homebuilding gross profit margins decreased 210 basis points to 22.0%, compared with 24.1% for the same period in 2005. The decrease in gross profit margins is attributable to an unfavorable shift in geographic and product mix, increased selling incentives and higher material, labor, land and land development costs. In addition, a $9.3 million charge was taken during the second quarter of 2006 related to land and community impairments primarily as a result of development cost overruns in certain Midwest markets. The overall decrease in gross profit margins was partially offset by margin improvements of 75 basis points for the three months ended June 30, 2006 and 64 basis points for the six months ended June 30, 2006, respectively, compared with the same periods in 2005, from our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. During 2005, income from this entity was recorded as equity income and had no impact on homebuilding gross profit margins.
          We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended June 30, 2006 had a negative margin contribution of $19.4 million, compared with a positive margin contribution of $4 million for the same period in 2005. Gross profits from land sales for the six months ended June 30, 2006 had a negative margin contribution of $14.6 million, compared with a positive margin contribution of $7.4 million for the same period in 2005. The gross profit contribution from specific land sales transactions was approximately $3 million for the three months ended June 30, 2006 and $7.4 million for the six months ended June 30, 2006. During the second quarter of 2006, land cost of sales also included a $22 million fair market value adjustment related to commercial and residential land held for disposition, primarily in markets in the Midwest and Central. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of June 30, 2006, we had $397.8 million of land held for sale.
          Selling, general and administrative expenses as a percentage of home settlement revenues declined to 8% for the three months ended June 30, 2006 compared with 8.5% for the same period in the prior year. For the six months ended June 30, 2006, selling, general and administrative expenses as a percentage of home settlement revenues declined to 8.9% from 9.3% for the same period in the prior year. This improvement can be attributed to increased leverage on revenues and our internal initiatives focused on controlling overhead costs in the current business environment.

Homebuilding Operations (continued)
          The decrease in equity income of $24.7 million and $37 million for the three and six months ended June 30, 2006, compared with the prior year periods, is primarily the result of our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition, we own 100% of this entity, which is consolidated in our financial statements. For the three and six months ended June 30, 2005, earnings from this investment were recorded in equity income. In addition, earnings from our 50% investment in a Nevada-based joint venture, related to the sale of commercial and residential properties, decreased as the venture substantially completed its operations during 2005.
     Net expenses, as shown in Other income (expense), net, increased $18.8 million and $16.8 million, respectively, for the three and six months ended June 30, 2006 compared with the same periods in 2005. This increase in net expenses was primarily due to $30.8 million of write-offs recognized during the second quarter of 2006 related to deposits and pre-acquisition costs for land option contracts we no longer plan to exercise.
Financial Services Operations
          We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three and six months ended June 30, 2006 was $15.1 million and $64.4 million, respectively, compared with $15.5 million and $25.6 million, respectively, for the prior year periods. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million ($19.9 million after-tax) for the six months ended June 30, 2006. Excluding the gain related to the sale of Su Casita, pre-tax income increased $7.2 million for the six months ended June 30, 2006, compared with the same period in the prior year. For the six months ended June 30, 2005, Su Casita contributed pre-tax income from operations of $700 thousand. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand.
          The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total originations:
Loans	9,498	9,445	17,589	17,037

Principal ($000’s omitted)	$2,022,600	$1,829,200	$3,766,800	$3,318,600

Originations for Pulte customers:
Loans	9,442	9,235	17,502	16,450

Principal ($000’s omitted)	$2,008,900	$1,790,700	$3,745,400	$3,218,600

          Capture rates for the three and six months ended June 30, 2006, were 91.0% and 90.2%, respectively, compared with 88.0% and 88.3%, respectively, for the three and six months ended June 30, 2005. For the three months ended June 30, 2006, mortgage origination units were comparable with the same period in the prior year. For the three months ended June 30, 2006, mortgage principal volume increased 11% compared with the same period in the prior year. For the six months ended June 30, 2006, mortgage origination unit and principal volume increased 3% and 14%, respectively, over the same period in 2005. The growth of mortgage origination units for the six months ended June 30, 2006, is the result of higher capture rate and homebuilding production volumes. The growth in principal volume is due to an increase in the average loan size due to higher average selling prices and higher homebuilding production volumes. Our Homebuilding customers continue to account for the majority of total loan production, representing 99% and almost 100% of total Pulte Mortgage unit production for the three and six months ended June 30, 2006, respectively, compared with 98% and 97% for the same periods in 2005. At June 30, 2006, loan application backlog decreased to $4.1 billion compared with $5.2 billion at June 30, 2005.

Financial Services Operations (continued)
          During the quarter and six months ended June 30, 2006, there was a shift away from adjustable rate mortgage (ARM) products, which generally have a lower profit per loan than fixed rate products. ARMs represented 33% of total funded origination dollars and 26% of total funded origination units for the three months ended June 30, 2006, compared with 48% and 43% in the prior year period, respectively. For the six months ended June 30, 2006, ARMs represented 34% of total funded origination dollars and 27% of total funded origination units compared with 50% and 45% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 76% of ARMs origination dollars and 80% of ARMs origination units for the three months ended June 30, 2006, compared with 63% and 52% in the prior year period, respectively. For the six months ended June 30, 2006, interest only mortgages represented 77% of ARMs origination dollars and 80% of ARMs origination units, compared with 63% and 51% in the prior year period, respectively.
          Income from our title operations for the three months ended June 30, 2006 was comparable with the same period in the prior year at $4.5 million. For the six months ended June 30, 2006, income from our title operations decreased to $8 million from $8.7 million for the six months ended June 30, 2005.
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
     The following table presents other non-operating expenses for the three and six months ended June 30, 2006 and 2005 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net interest expense (income)	$(1,569)	$14,903	(2,659)	$28,650
Other expenses, net	9,722	14,203	20,195	23,212

Loss before income taxes	$8,153	$29,106	$17,536	$51,862

     Net interest income for the three and six months ended June 30, 2006, compared with net interest expense for the same periods in 2005, is the result of an increase in the amount of interest capitalized into homebuilding inventory. The decrease in other corporate expenses, net for the three and six months ended June 30, 2006, is due primarily to decreased compensation-related expense.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest in inventory at beginning of period	$245,253	$233,711	$229,798	$223,591
Interest capitalized	65,100	43,810	121,724	84,474
Interest expensed	(55,899)	(41,103)	(97,068)	(71,647)

Interest in inventory at end of period	$254,454	$236,418	$254,454	$236,418

Interest incurred *	$66,984	$59,972	$125,466	$115,631

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds, existing credit agreements, and the sale of securities.
     At June 30, 2006, we had cash and equivalents of $104.5 million and $3.5 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $22.1 million. Sources of our working capital include our cash and equivalents, our $1.66 billion committed unsecured revolving credit facility and Pulte Mortgage’s $955 million committed credit arrangements.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 39.4% at June 30, 2006, and was approximately 38.8% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     Our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires us not to exceed a debt-to-total capitalization ratio of 60% as defined in the agreement. At June 30, 2006 we had $614.5 million of borrowings outstanding and $418.6 million available for borrowing under this facility.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At June 30, 2006, Pulte Mortgage had committed credit arrangements of $955 million comprised of a $405 million bank revolving credit facility and a $550 million asset-backed commercial paper program. At June 30, 2006, Pulte Mortgage had $477 million outstanding under its committed credit arrangements.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 8,987,600 shares for a total of $277.8 million. At June 30, 2006, we have remaining authorization to purchase common stock aggregating $122.2 million.
     At June 30, 2006, our effective tax rate was 37.1% compared with 37.2% at June 30, 2005. We anticipate that our effective tax rate for the remainder of 2006 will be approximately 37.1%.
     Our net cash used in operating activities for the six months ended June 30, 2006 was $1.1 billion, compared with $340.9 million for the six months ended June 30, 2005. Net income for both years was offset primarily by significant investments in land and house inventory necessary to support our continuing business operations.
     Cash used in investing activities was $59.8 million for the six months ended June 30, 2006, compared with $23.1 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $20.7 million of capital contributions to and received $31.3 million in capital distributions from our unconsolidated joint ventures for the six months ended June 30, 2006. Further, we incurred approximately $54.4 million in capital expenditures.
          Net cash provided by financing activities totaled $216.1 million for the six months ended June 30, 2006, compared with $499.5 million for the six months ended June 30, 2005. Proceeds from borrowings for the six months ended June 30, 2006 totaled $764.5 million and was comprised of $614.5 million for our unsecured revolving credit facility and issuance of $150 million of senior notes. For the six months ended June 30, 2006, the net decrease in Pulte Mortgage’s credit arrangements was approximately $416 million. Additionally, we paid $99.6 million for stock repurchases and paid $20.5 million in dividends for the six months ended June 30, 2006.
     In May 2006, we sold $150 million of 7.375% senior notes, which mature on June 1, 2046, which are guaranteed by us and certain of our 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. The notes are redeemable at any time on or after June 1, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon to the redemption date. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.

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
Off-Balance Sheet Arrangements
     At June 30, 2006 and December 31, 2005, the aggregate outstanding debt of our unconsolidated joint ventures was $908.5 million and $882.2 million, respectively. At June 30, 2006 and December 31, 2005, our proportionate share of our joint venture debt was approximately $307.2 million and $293.8 million, respectively. At June 30, 2006, we provided limited recourse guarantees for our proportionate share of joint venture debt of $307.2 million while we provided limited recourse debt guarantees of approximately $288.2 million at December 31, 2005. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by us, unless the joint venture was unable to perform its contractual borrowing obligations. As of June 30, 2006, we do not anticipate we will incur any significant costs under these guarantees.
New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “An Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 reflects the benefit recognition approach, where a tax benefit is recognized when it is “more likely than not” to be sustained based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are evaluating the impact of FIN No. 48 on our consolidated financial statements.
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

New Accounting Pronouncements (continued)
     In December 2004, the FASB issued Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act, which was signed into law in October 2004, provides a 3% tax deduction on qualified domestic production activities income for 2005 and 2006. When fully phased-in, the deduction will be 9% of the lesser of “qualified production activities income” or taxable income. Based on the guidance provided by FSP 109-1, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced tax expense. Tax benefits resulting from this deduction have resulted in a reduction in our federal income tax rate.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
          We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2006, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted):

	As of June 30, 2006 for the
	years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$—	$400,000	$—	$3,148,563	$3,548,563	$3,377,050
Average interest rate	—	—	—	4.88%	—	6.62%	6.42%

Limited recourse collateralized financing	$10,554	$5,620	$2,122	$3,824	$—	$—	$22,120	$22,120
Average interest rate	.32%	2.38%	1.63%	2.26%	—	—	1.3%
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
Item 4. Controls and Procedures
          Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2006.
          There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased	per share	or programs	($000’s omitted)
April 1, 2006 through April 30, 2006	—	—	—	$172,140	(1)

May 1, 2006 through May 31, 2006	690,300	$34.82	690,300	$148,106	(1)

June 1, 2006 through June 30, 2006	925,000	$27.98	925,000	$122,224	(1)

Total	1,615,300	$30.90	1,615,300

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 8,987,600 shares for a total of $277.8 million. There are no expiration dates for the programs.
Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 11, 2006. The following matters were considered and acted upon, with the results indicated below.

	Shares	Shares
	Voted For	Withheld
Election of Directors - Nominees to Serve a Two Year Term Expiring at the 2008 Annual Meeting:

Brian P. Anderson	224,878,704	10,669,583
Patrick J. O’Leary	224,874,275	10,674,012

Election of Directors - Nominees to Serve a Three Year Term Expiring at the 2009 Annual Meeting:

Debra J. Kelly-Ennis	224,624,140	10,924,147
Bernard W. Reznicek	224,864,955	10,683,332
Alan E. Schwartz	217,367,767	18,180,520

Item 4. Submission of Matters to a Vote of Security Holders (continued)
The following directors have terms of office that will expire in 2007 or 2008 and accordingly, were not up for election at our Annual Meeting of Shareholders held on May 11, 2006:

2007	2008
William J. Pulte	D. Kent Anderson
Richard J. Dugas, Jr.	John J. Shea
David N. McCammon	William B. Smith
Francis J. Sehn

		Shares
	Shares	Voted	Shares
	Voted For	Against	Abstaining
Ratification of the appointment of the Company’s independent accountants by shareholders	232,326,664	2,138,148	1,083,475

		Shares
	Shares	Voted	Shares	Broker
	Voted For	Against	Abstaining	Non-Votes
Election of Directors by a majority, rather than plurality, vote	95,372,989	116,250,014	1,620,692	22,304,592

Declassification of the Board of Directors	134,631,115	77,404,119	1,208,461	22,304,592

Cumulative voting in the election of Directors	103,820,333	107,018,210	2,405,152	22,304,592

Use of performance-based options	107,148,205	104,850,458	1,245,032	22,304,592
Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description

10(a)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006.

10(b)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.
/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer) Date: August 4, 2006

Exhibit Index

Exhibit Number	Description
10(a)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006.

10(b)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934