Form 10-Q
period 2006-09-30
PULTE HOMES INC/MI/
filed 2006-11-07
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of October 31, 2006: 254,583,252

PULTE HOMES, INC.

Explanatory Paragraph
     This Form 10-Q for the three months ended September 30, 2006 includes expanded reportable segment footnote disclosure related to our homebuilding operations and expanded discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Prior year information has been restated to conform to our 2006 segment presentation. The restatement of prior year information does not affect our condensed consolidated financial condition or results of operations for the three and nine months ended September 30, 2005 or our cash flows for the nine months ended September 30, 2005. See notes to the condensed consolidated financial statements for further information relating to this restatement. We will be amending our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and June 30, 2006 for the related impact of this restatement. These restatements will not affect our consolidated financial condition, results of operations or cash flows at or for such periods.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$94,633	$1,002,268
Unfunded settlements	84,778	156,663
House and land inventory	10,826,766	8,756,093
Land held for sale	447,414	257,724
Land, not owned, under option agreements	59,108	76,671
Residential mortgage loans available-for-sale	579,172	1,038,506
Investments in unconsolidated entities	249,448	301,613
Goodwill	377,040	307,693
Intangible assets, net	121,017	127,204
Other assets	1,076,847	1,023,739

Total assets	$13,916,223	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $360,377 and $405,411 in 2006 and 2005, respectively	$883,223	$789,399
Customer deposits	356,497	392,041
Accrued and other liabilities	1,237,681	1,402,620
Unsecured short-term borrowings	754,300	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	533,846	893,001
Income taxes	45,610	219,504
Deferred income tax liability	—	7,740
Senior notes and unsubordinated notes	3,537,592	3,386,527

Total liabilities	7,348,749	7,090,832

Shareholders’ equity	6,567,474	5,957,342

	$13,916,223	$13,048,174

Note: The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Homebuilding	$3,513,776	$3,750,669	$9,746,583	$9,450,393
Financial services	49,609	42,383	134,933	108,917
Other non-operating	574	1,120	3,986	3,625

Total revenues	3,563,959	3,794,172	9,885,502	9,562,935

Expenses:
Homebuilding, principally cost of sales	3,229,304	3,146,384	8,703,585	8,024,014
Financial services	28,528	23,922	81,304	66,614
Other non-operating, net	12,494	25,853	33,442	80,220

Total expenses	3,270,326	3,196,159	8,818,331	8,170,848

Other income:
Gain on sale of equity investment	—	—	31,635	620
Equity income	1,881	15,689	1,977	53,714

Income from continuing operations before income taxes	295,514	613,702	1,100,783	1,446,421
Income taxes	104,064	231,285	402,836	541,270

Income from continuing operations	191,450	382,417	697,947	905,151
Income (loss) from discontinued operations	(1,231)	13,004	(2,064)	12,223

Net income	$190,219	$395,421	$695,883	$917,374

Per share data:
Basic:
Income from continuing operations	$.76	$1.49	$2.76	$3.54
Income (loss) from discontinued operations	—	.05	(.01)	.05

Net income	$.76	$1.54	$2.76	$3.59

Assuming dilution:
Income from continuing operations	$.74	$1.45	$2.70	$3.44
Income (loss) from discontinued operations	—	.05	(.01)	.05

Net income	$.74	$1.50	$2.69	$3.49

Cash dividends declared	$.04	$.04	$.12	$.09

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	251,287	256,081	252,521	255,611
Assuming dilution:
Effect of dilutive securities	5,928	7,827	6,432	7,201

Adjusted weighted-average common shares and effect of dilutive securities	257,215	263,908	258,953	262,812

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted)
(Unaudited)

				Accumulated
				Other
		Additional		Comprehensive
	Common	Paid-in	Unearned	Income	Retained
	Stock	Capital	Compensation	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342
Stock option exercise	4	4,820	—	—	—	4,824
Tax benefit from stock option exercises and restricted stock vesting	—	4,154	—	—	—	4,154
Restricted stock award	7	(7)	—	—	—	—
Cash dividends declared – $.12 per share	—	—	—	—	(30,689)	(30,689)
Stock repurchases	(35)	(17,239)	—	—	(102,222)	(119,496)
Stock-based compensation	—	54,091	—	—	—	54,091
Comprehensive income (loss):
Net income	—	—	—	—	695,883	695,883
Change in fair value of derivatives	—	—	—	(41)	—	(41)
Foreign currency translation adjustments	—	—	—	1,406	—	1,406

Total comprehensive income						697,248

Shareholders’ Equity, September 30, 2006	$2,546	$1,254,967	$—	$(4,131)	$5,314,092	$6,567,474

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274
Stock option exercise	26	25,805	—	—	—	25,831
Tax benefit from stock option exercises and restricted stock vesting	—	28,341	—	—	—	28,341
Restricted stock award	11	(11)	—	—	—	—
Cash dividends declared – $.09 per share	—	—	—	—	(23,421)	(23,421)
Stock repurchases	(10)	(4,626)	—	—	(36,435)	(41,071)
Stock-based compensation	—	33,368	—	—	—	33,368
Restricted stock award amortization	—	—	44	—	—	44
Comprehensive income (loss):
Net income	—	—	—	—	917,374	917,374
Change in fair value of derivatives	—	—	—	780	—	780
Foreign currency translation adjustments	—	—	—	3,778	—	3,778

Total comprehensive income						921,932

Shareholders’ Equity, September 30, 2005	$2,585	$1,197,616	$—	$(9,822)	$4,276,919	$5,467,298

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$695,883	$917,374
Adjustments to reconcile net income to net cash flows used in operating activities:
Write-down of land and deposits and pre-acquisition costs	155,032	19,846
Gain on sale of equity investments	(31,635)	(620)
Amortization and depreciation	58,509	44,810
Stock-based compensation expense	54,091	33,412
Deferred income taxes	(27,113)	19,833
Distributions in excess of (less than) earnings of affiliates	4,379	(23,426)
Other, net	1,973	2,043
Increase (decrease) in cash due to:
Inventories	(2,348,001)	(2,006,550)
Residential mortgage loans available-for-sale	459,334	142,177
Other assets	54,173	(112,220)
Accounts payable, accrued and other liabilities	(165,286)	425,904
Income taxes	(178,048)	38,139

Net cash used in operating activities	(1,266,709)	(499,278)

Cash flows from investing activities:
Distributions from unconsolidated entities	37,461	135,126
Investments in unconsolidated entities	(53,046)	(142,262)
Investment in subsidiaries, net of cash acquired	(65,779)	(31,172)
Proceeds from sale of equity investments	49,216	11,366
Proceeds from sale of fixed assets	6,949	3,526
Capital expenditures	(78,447)	(61,074)

Net cash used in investing activities	(103,646)	(84,490)

Cash flows from financing activities:
Proceeds from borrowings	964,340	679,289
Repayment of borrowings	(359,155)	(155,735)
Excess tax benefits from share-based awards	2,671	—
Issuance of common stock	4,824	25,831
Stock repurchases	(119,496)	(41,071)
Dividends paid	(30,689)	(23,421)

Net cash provided by financing activities	462,495	484,893

Effect of exchange rate changes on cash and equivalents	225	194

Net decrease in cash and equivalents	(907,635)	(98,681)
Cash and equivalents at beginning of period	1,002,268	308,118

Cash and equivalents at end of period	$94,633	$209,437

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$36,310	$57,986

Income taxes	$597,854	$479,158

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
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.
Reclassification
          Certain amounts previously reported in the 2005 financial statements and notes thereto were reclassified to conform to the 2006 presentation. The Mexico homebuilding operations, which were sold in December 2005, have been presented as discontinued operations in the Company’s Consolidated Statement of Operations.
Restatement
          Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended June 30, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has expanded its segment disclosure to include seven reportable homebuilding segments for the three and nine months ended September 30, 2006 (see Note 2). Amounts reported for the three and nine months ended September 30, 2005 have been restated to conform to the expanded segment disclosure presentation. This restatement has no impact on the Company’s condensed consolidated balance sheet as of December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and nine months ended September 30, 2005 or its consolidated statement of cash flows for the nine months ended September 30, 2005.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     Land Valuation Adjustments and Write-Offs
     Impairment of long-lived assets
     In accordance with Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts. The Company records these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes home cost of sales. For the three months ended September 30, 2006 and 2005, the Company recorded valuation adjustments of $48.4 million and $4 million, respectively and for the nine months ended September 30, 2006 and 2005, the Company recorded valuation adjustments of $57.8 million and $4.6 million, respectively.
Net realizable value adjustments – land held for sale
     In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes land cost of sales. During the three months ended September 30, 2006 and 2005 the Company recognized net realizable value adjustments related to land held for sale of $6.7 million and $2.1 million, respectively and during the nine months ended September 30, 2006 and 2005 the Company recognized $28.8 million and $2.2 million, respectively.
Write-off of deposits and pre-acquisition costs
     From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. The Company wrote off deposits and pre-acquisition costs in the amount of $32.6 million and $7.3 million during the three months ended September 30, 2006 and 2005, respectively, and $68.4 million and $13 million during the nine months ended September 30, 2006 and 2005, respectively. Write-offs of deposits and pre-acquisition costs for land option contracts the Company no longer plans to pursue are recorded within its Consolidated Statements of Operations within Homebuilding expense, which includes other income (expense), net.

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At September 30, 2006 and December 31, 2005, the Company classified $59.1 million and $76.7 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $9.1 million and $13.4 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at September 30, 2006 and December 31, 2005, had a total purchase price of $5.8 billion and $7.5 billion, respectively. In connection with these agreements, the Company had refundable and non-refundable deposits and pre-acquisition costs of $474.4 million and $431.4 million, included in other assets at September 30, 2006 and December 31, 2005, respectively.
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
          Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Nine Months Ended
	September 30,
	2006	2005
Allowance for warranties at beginning of period	$112,297	$83,397

Warranty reserves provided	113,419	100,408
Payments and other adjustments	(125,238)	(92,647)

Allowance for warranties at end of period	$100,478	$91,158

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
Stock-based compensation
          The Company currently has several stock-based compensation plans for its employees (“Employee Plans”) and nonemployee directors (the “Director Plan”). At September 30, 2006, the Company had 31.3 million shares authorized for issuing various equity-based incentives including stock options, stock appreciation rights and restricted stock, including 11.5 million shares available for future grants.
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
          As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) was not significant and had no effect on basic and diluted earnings per share for the three and nine months ended September 30, 2006.
          Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of the tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Consolidated Statements of Cash Flows. SFAS 123(R) requires classification of the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As a result, the Company classified $2.7 million of excess tax benefits as financing cash inflows for the nine months ended September 30, 2006.
          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based employee compensation for the three and nine months ended September 30, 2005 (000’s omitted, except per share data):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income, as reported ($000’s omitted)	$395,421	$917,374

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	3,401	11,417

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects ($000’s omitted)	(3,861)	(12,174)

Pro forma net income ($000’s omitted)	$394,961	$916,617

Earnings per share:
Basic — as reported	$1.54	$3.59

Basic — pro forma	$1.54	$3.59

Diluted — as reported	$1.50	$3.49

Diluted — pro forma	$1.50	$3.49

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
Stock-based compensation (continued)
          The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $3.9 million and $9.6 million for the three and nine months ended September 30, 2005. These amounts have been excluded from the reconciliation above, as they would have no impact on pro forma net income presented.
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
          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the nine months ended September 30, 2006 and 2005.

	Weighted-average assumptions
	Nine Months Ended September 30,
	2006	2005
Expected life of options in years	5.2	6.1 – 6.6
Expected stock price volatility	33.4% – 34.0%	35.3% – 36.2%
Expected dividend yield	0.42% – 0.49%	0.23% - 0.39%
Risk-free interest rate	4.8% - 5.1%	3.9% - 4.7%
Fair value per option granted	$10.85 - $14.85	$12.89 - $18.83
          A summary of the status of the Company’s stock options for the nine months ended September 30, 2006 is presented below (000’s omitted, except per share data):

		Weighted-Average	Weighted-Average
		Per Share	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2005	16,850	$19
Granted	103	33
Exercised	(371)	13
Forfeited	(383)	29

Outstanding at September 30, 2006	16,199	$19	6.4 years	$234,819

Options exercisable at September 30, 2006	9,641	$13	5.2 years	$120,915

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
Stock-based compensation (continued)
          In connection with stock option awards, the Company recognized compensation expense of $8.7 million and $23 million for the three and nine months ended September 30, 2006, respectively. Total compensation cost related to nonvested stock option awards not yet recognized was $35 million at September 30, 2006. These costs will be expensed over a weighted average period of approximately 2.8 years. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $8.1 million and $74.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
A summary of the Company’s restricted stock activity for the nine months ended September 30, 2006, is presented below (000’s omitted, except per share data):

		Weighted-Average
		Per Share
		Grant Date
	Shares	Fair Value
Nonvested at December 31, 2005	3,023	$31.44
Granted	899	$37.84
Vested	(215)	$15.60
Forfeited	(155)	$33.88

Nonvested at September 30, 2006	3,552	$33.91

          In connection with restricted stock awards, of which a majority cliff vest at the end of three years, the Company recognized compensation expense of $12 million and $6.1 million for the three months ended September 30, 2006 and 2005 and $31.1 million and $15.2 million for the nine months ended September 30, 2006 and 2005, respectively. Total compensation cost related to restricted stock awards not yet recognized was $69.5 million at September 30, 2006. These costs will be expensed over a weighted average period of approximately 2.2 years.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect of SFAS No. 157 on its consolidated financial statements.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information
          In accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” the Company has aggregated its homebuilding operations into seven reportable segments based on similarities in the economic and geographic characteristics of its homebuilding operating segments. The Company had historically aggregated its homebuilding operating segments into a single, reportable segment, but has since revised its segment disclosure to include seven homebuilding reporting segments for the three and nine months ended September 30, 2006 and 2005.
          The Company’s homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its operating segments are its Areas. Accordingly, the Company’s reportable homebuilding segments are an aggregation of its 11 Areas, as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Texas Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Arizona and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*   Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.
           The Company also has one reportable segment for its financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries. The Company’s financial services segment operates generally in the same markets as the Company’s homebuilding segments.
           Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales and certain selling, general and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to our homebuilding segments. Operating earnings for the financial services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the financial services segment.
           Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Northeast	$434,050	$478,409	$1,179,211	$1,120,718
Southeast	290,755	247,862	814,419	670,860
Florida	548,358	603,657	1,631,411	1,509,338
Midwest	391,297	481,107	895,763	1,054,095
Central	336,745	299,714	936,437	697,221
Southwest	924,897	817,744	2,460,546	2,272,917
California	587,674	822,176	1,828,796	2,125,244
Financial Services	49,609	42,383	134,933	108,917

Total segment revenues	3,563,385	3,793,052	9,881,516	9,559,310

Corporate and unallocated (a)	574	1,120	3,986	3,625

Consolidated revenues	$3,563,959	$3,794,172	$9,885,502	$9,562,935

Income (loss) from continuing operations before income taxes:
Northeast	$30,176	$85,401	$112,592	$172,550
Southeast	21,693	23,473	56,046	55,756
Florida	105,594	135,053	351,865	302,403
Midwest	3,501	52,530	(4,246)	76,450
Central	(6,209)	4,675	(8,934)	4,879
Southwest	196,648	185,157	522,351	523,325
California	33,007	170,945	203,092	437,580
Financial Services	21,377	19,043	85,777	44,653

Total segment income before income taxes	405,787	676,277	1,318,543	1,617,596

Corporate and unallocated (b)	(110,273)	(62,575)	(217,760)	(171,175)

Consolidated income from continuing operations before income taxes	$295,514	$613,702	$1,100,783	$1,446,421

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Corporate and unallocated includes amortization of capitalized interest of $65.2 million and $49.4 million for the three months ended September 30, 2006 and 2005 and $162.3 million and $121.1 million for the nine months ended September 30, 2006 and 2005 and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Land and community valuation adjustments:
Northeast	$9,998	$—	$9,998	$—
Southeast	—	—	—	—
Florida	1,025	—	1,025	—
Midwest	11,836	—	19,908	—
Central	7,452	—	8,759	608
Southwest	—	—	—	—
California	18,085	—	18,085	—
Corporate and unallocated	—	4,000	—	4,000

Total valuation adjustments (a)	$48,396	$4,000	$57,775	$4,608

Net realizable value adjustments (NRV) – land held for sale:
Northeast	$3,204	$—	$3,204	$—
Southeast	—	—	—	—
Florida	—	—	—	—
Midwest	—	—	5,660	—
Central	3,309	55	19,574	228
Southwest	—	—	125	—
California	207	—	207	—
Corporate and unallocated	—	2,000	—	2,000

Total NRV adjustments – land held for sale (a)	$6,720	$2,055	$28,770	$2,228

Write-off of deposits and pre-acquisition costs:
Northeast	$11,849	$515	$16,054	$2,070
Southeast	204	239	1,656	1,289
Florida	6,191	97	7,522	276
Midwest	7,472	1,344	15,937	2,499
Central	2,695	3,070	5,824	3,430
Southwest	1,735	346	9,128	1,487
California	4,498	689	14,350	1,431
Corporate and unallocated	(2,054)	986	(1,983)	528

Total write-off of deposits and pre-acquisition costs (a)	$32,590	$7,286	$68,488	$13,010

(a)	During the third quarter of 2006, the Company recorded $87.7 million of valuation adjustments to land inventory ($48.4 million) and land held for sale ($6.7 million) and charges for the write-off of deposits and pre-acquisition costs ($32.6 million). For the nine months ended September 30, 2006, the Company recorded $155 million of valuation adjustments to land inventory ($57.8 million) and land held for sale ($28.8 million) and charges for the write-off of deposits and pre-acquisition costs ($68.4 million).

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Assets	Inventory
As of September 30, 2006:
Northeast	$1,740,617	$1,260,968
Southeast	881,825	785,154
Florida	1,948,049	1,738,014
Midwest	1,099,649	1,008,795
Central	1,128,520	881,753
Southwest	3,085,542	2,774,780
California	2,414,411	2,114,208
Financial Services	656,009	—

Total segment	12,954,622	10,563,672
Corporate and unallocated (a)	961,601	263,094

Consolidated	$13,916,223	$10,826,766

As of December 31, 2005:
Northeast	$1,676,368	$1,252,923
Southeast	651,306	572,948
Florida	1,522,628	1,305,645
Midwest	1,030,659	923,893
Central	1,018,036	801,674
Southwest	2,192,893	1,961,703
California	2,126,576	1,721,746
Financial Services	1,052,578	—

Total segment	11,271,044	8,540,532
Corporate and unallocated (a)	1,777,130	215,561

Consolidated	$13,048,174	$8,756,093

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.
3. Inventory
     Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30,	December 31,
	2006	2005
Homes under construction	$4,372,953	$3,136,708
Land under development	5,352,537	4,844,913
Land held for future development	1,101,276	774,472

Total	$10,826,766	$8,756,093

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     At September 30, 2006 and December 31, 2005, aggregate outstanding debt of unconsolidated joint ventures was $908.9 million and $882.2 million, respectively. At September 30, 2006 and December 31, 2005, the Company’s proportionate share of its joint venture debt was approximately $307.3 million and $293.8 million, respectively. At September 30, 2006, the Company provided limited recourse guarantees for $298.1 million of joint venture debt. At December 31, 2005, the Company provided limited recourse debt guarantees of approximately $288.2 million. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by the Company, unless the joint venture was unable to perform its contractual borrowing obligations. As of September 30, 2006, the Company does not anticipate the Company will incur any significant costs under these guarantees.
     For the nine months ended September 30, 2006, the Company made additional capital contributions to these joint ventures totaling approximately $53 million and received capital and earnings distributions from these entities totaling approximately $43.8 million. At September 30, 2006 and December 31, 2005, the Company had approximately $249.4 million and $301.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s homebuilding segments and are primarily accounted for under the equity method.
5. Acquisitions and divestitures
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million ($20.1 million after-tax) for the three months ended March 31, 2006. During February 2005, 25% of the Company’s investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand.
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
     In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For the three and nine months ended September 30, 2005, the Mexico operations have been presented as discontinued operations.
     In January 2005, the Company sold all of its Argentina operations, as reflected in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2005. The Argentina operations were presented as discontinued operations in 2004.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Debt
     In August 2006, the Company increased the borrowing availability under its 5-year unsecured revolving credit facility from $1.66 billion to $2 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. The Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60%, as defined in the agreement. As of September 30, 2006, the Company had $754.3 million of borrowings outstanding and $671.8 million available for borrowing under this facility.
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
     Pulte Mortgage supports its operations through the use of a revolving credit facility and an asset-backed commercial paper conduit. At September 30, 2006, Pulte Mortgage had committed credit arrangements of $955 million comprised of a $405 million bank revolving credit facility and a $550 million asset-backed commercial paper program. In May 2006, Pulte Mortgage amended its bank credit agreement, which included amendments to its restrictive covenants. In August 2006, Pulte Mortgage amended the bank credit agreement related to its asset-backed commercial paper conduit, which also included amendments to its restrictive covenants. Both amended credit agreements now require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year and funded debt cannot exceed 15 times tangible net worth. At September 30, 2006, Pulte Mortgage had $533.8 million outstanding under its committed credit arrangements.
7. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. At September 30, 2006, the Company had remaining authorization to purchase $102.3 million of common stock.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30,	December 31,
	2006	2005
Foreign currency translation adjustments:
Mexico	$(180)	$(1,586)
Fair value of derivatives, net of income taxes of $2,422 in 2006 and $2,397 in 2005	(3,951)	(3,910)

	$(4,131)	$(5,496)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information
     At September 30, 2006, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$53,945	$40,688	$—	$94,633
Unfunded settlements	—	77,475	7,303	—	84,778
House and land inventory	—	10,815,984	10,782	—	10,826,766
Land held for sale	—	447,414	—	—	447,414
Land, not owned, under option agreements	—	59,108	—	—	59,108
Residential mortgage loans available-for-sale	—	—	579,172	—	579,172
Investments in unconsolidated entities	1,448	230,683	17,317	—	249,448
Goodwill	—	376,340	700	—	377,040
Intangible assets, net	—	121,017	—	—	121,017
Other assets	52,530	944,457	79,860	—	1,076,847
Investment in subsidiaries	8,395,200	74,103	2,735,242	(11,204,545)	—

Total assets	$8,449,178	$13,200,526	$3,471,064	$(11,204,545)	$13,916,223

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$150,156	$2,101,740	$225,505	$—	$2,477,401
Unsecured short-term borrowings	754,300	—	—		754,300
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	533,846	—	533,846
Income taxes	45,610	—	—	—	45,610
Senior notes and unsubordinated notes	3,537,592	—	—	—	3,537,592
Advances (receivable) payable - subsidiaries	(2,605,954)	2,670,384	(64,430)	—	—

Total liabilities	1,881,704	4,772,124	694,921	—	7,348,749

Shareholders’ equity	6,567,474	8,428,402	2,776,143	(11,204,545)	6,567,474

	$8,449,178	$13,200,526	$3,471,064	$(11,204,545)	$13,916,223

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$839,764	$162,504	$—	$1,002,268
Unfunded settlements	—	226,417	(69,754)	—	156,663
House and land inventory	—	8,742,573	13,520	—	8,756,093
Land held for sale	—	257,724	—	—	257,724
Land, not owned, under option agreements	—	76,671	—	—	76,671
Residential mortgage loans available-for-sale	—	—	1,038,506	—	1,038,506
Investments in unconsolidated entities	1,448	264,257	35,908	—	301,613
Goodwill	—	306,993	700	—	307,693
Intangible assets, net	—	127,204	—	—	127,204
Other assets	41,873	870,238	111,628	—	1,023,739
Investment in subsidiaries	11,154,107	88,972	3,142,458	(14,385,537)	—

Total assets	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$190,640	$2,161,257	$239,903	$—	$2,591,800
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	893,001	—	893,001
Income taxes	219,504	—	—	—	219,504
Senior notes and unsubordinated notes	3,386,527	—	—	—	3,386,527
Advances (receivable) payable - subsidiaries	1,443,415	(1,550,745)	107,330	—	—

Total liabilities	5,240,086	610,512	1,240,234	—	7,090,832
Shareholders’ equity	5,957,342	11,190,301	3,195,236	(14,385,537)	5,957,342

	$11,197,428	$11,800,813	$4,435,470	$(14,385,537)	$13,048,174

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,513,776	$—	$—	$3,513,776
Financial services	—	7,599	42,010	—	49,609
Other non-operating	258	68	248	—	574

Total revenues	258	3,521,443	42,258	—	3,563,959

Expenses:
Homebuilding:
Cost of sales	—	2,918,690	—	—	2,918,690
Selling, general and administrative and other expense	8,218	307,744	(5,348)	—	310,614
Financial Services, principally interest	767	2,463	25,298	—	28,528
Other non-operating expenses, net	26,019	(9,561)	(3,964)	—	12,494
Intercompany interest	5,504	(5,504)	—	—	—

Total expenses	40,508	3,213,832	15,986	—	3,270,326

Other Income:
Equity income	—	1,625	256	—	1,881

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(40,250)	309,236	26,528	—	295,514
Income taxes (benefit)	(14,379)	108,807	9,636	—	104,064

Income (loss) from continuing operations before equity in income of subsidiaries	(25,871)	200,429	16,892	—	191,450
Income (loss) from discontinued operations	189	—	(1,420)	—	(1,231)

Income (loss) before equity in income of subsidiaries	(25,682)	200,429	15,472	—	190,219

Equity in income (loss) of subsidiaries:
Continuing operations	217,321	10,399	34,492	(262,212)	—
Discontinued operations	(1,420)	—	—	1,420	—

	215,901	10,399	34,492	(260,792)	—

Net income	$190,219	$210,828	$49,964	$(260,792)	$190,219

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$9,746,583	$—	$—	$9,746,583
Financial services	—	20,280	114,653	—	134,933
Other non-operating	334	2,016	1,636	—	3,986

Total revenues	334	9,768,879	116,289	—	9,885,502

Expenses:
Homebuilding:
Cost of sales	—	7,806,302	—	—	7,806,302
Selling, general and administrative and other expense	24,335	880,081	(7,133)	—	897,283
Financial Services, principally interest	2,287	7,113	71,904	—	81,304
Other non-operating expenses, net	66,484	(24,823)	(8,219)	—	33,442
Intercompany interest	85,811	(85,811)	—	—	—

Total expenses	178,917	8,582,862	56,552	—	8,818,331

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income	—	824	1,153	—	1,977

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(178,583)	1,186,841	92,525		1,100,783
Income taxes (benefit)	(65,694)	434,434	34,096	—	402,836

Income (loss) from continuing operations before equity in income of subsidiaries	(112,889)	752,407	58,429	—	697,947
Income (loss) from discontinued operations	189	—	(2,253)	—	(2,064)

Income (loss) before equity in income of subsidiaries	(112,700)	752,407	56,176	—	695,883

Equity in income (loss) of subsidiaries:
Continuing operations	810,836	46,226	229,628	(1,086,690)	—

Discontinued operations	(2,253)	—	—	2,253	—

	808,583	46,226	229,628	(1,084,437)	—

Net income	$695,883	$798,633	$285,804	$(1,084,437)	$695,883

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,750,669	$—	$—	$3,750,669
Financial services	—	7,361	35,022	—	42,383
Other non-operating	75	900	145	—	1,120

Total revenues	75	3,758,930	35,167	—	3,794,172

Expenses:
Homebuilding:
Cost of sales	—	2,863,617	—	—	2,863,617
Selling, general and administrative and other expense	4,140	281,530	(2,903)	—	282,767
Financial services, principally interest	536	2,014	21,372	—	23,922
Other non-operating expenses, net	32,446	(3,931)	(2,662)	—	25,853
Intercompany interest	36,368	(36,368)	—		—

Total expenses	73,490	3,106,862	15,807	—	3,196,159

Other Income:
Equity income	—	13,732	1,957	—	15,689

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(73,415)	665,800	21,317	—	613,702
Income taxes (benefit)	(27,953)	245,114	14,124	—	231,285

Income (loss) from continuing operations before equity in income of subsidiaries	(45,462)	420,686	7,193		382,417
Income from discontinued operations	7,691	—	5,313	—	13,004

Income (loss) before equity in income of subsidiaries	(37,771)	420,686	12,506	—	395,421

Equity in income of subsidiaries:
Continuing operations	427,879	8,514	144,127	(580,520)	—
Discontinued operations	5,313	—	—	(5,313)	—

	433,192	8,514	144,127	(585,833)	—

Net income	$395,421	$429,200	$156,633	$(585,833)	$395,421

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$9,450,393	$—	$—	$9,450,393
Financial services	—	19,504	89,413	—	108,917
Other non-operating	145	3,155	325	—	3,625

Total revenues	145	9,473,052	89,738	—	9,562,935

Expenses:
Homebuilding:
Cost of sales	—	7,199,724	—	—	7,199,724
Selling, general and administrative and other expense	12,983	814,788	(3,481)	—	824,290
Financial services, principally interest	1,575	6,199	58,840	—	66,614
Other non-operating expenses, net	98,721	(10,975)	(7,526)	—	80,220
Intercompany interest	123,657	(123,657)	—	—	—

Total expenses	236,936	7,886,079	47,833	—	8,170,848

Other Income:
Gain on sale of equity investment	—	—	620	—	620
Equity income	—	48,383	5,331	—	53,714

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(236,791)	1,635,356	47,856	—	1,446,421
Income taxes (benefit)	(89,082)	606,790	23,562	—	541,270

Income (loss) from continuing operations before equity in income of subsidiaries	(147,709)	1,028,566	24,294	—	905,151
Income from discontinued operations	7,585	—	4,638	—	12,223

Income (loss) before equity in income of subsidiaries	(140,124)	1,028,566	28,932	—	917,374

Equity in income of subsidiaries:
Continuing operations	1,052,860	19,539	305,418	(1,377,817)	—
Discontinued operations	4,638	—	—	(4,638)	—

	1,057,498	19,539	305,418	(1,382,455)	—

Net income	$917,374	$1,048,105	$334,350	$(1,382,455)	$917,374

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$695,883	$798,633	$285,804	$(1,084,437)	$695,883
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(808,583)	(46,226)	(229,628)	1,084,437	—
Write-down of land and deposits and pre-acquisition costs	—	155,032	—	—	155,032
Gain on sale of equity investments	—	—	(31,635)	—	(31,635)
Amortization and depreciation	—	52,055	6,454	—	58,509
Stock-based compensation expense	54,091	—	—	—	54,091
Deferred income taxes	(22,974)	(95)	(4,044)	—	(27,113)
Distributions in excess of earnings of affiliates	—	1,024	3,355	—	4,379
Other, net	1,066	995	(88)	—	1,973
Increase (decrease) in cash due to:
Inventories	—	(2,350,740)	2,739	—	(2,348,001)
Residential mortgage loans available-for-sale	—	—	459,334	—	459,334
Other assets	(3,888)	97,770	(39,709)	—	54,173
Accounts payable, accrued and other liabilities	(25,844)	(128,080)	(11,362)	—	(165,286)
Income taxes	(288,731)	108,807	1,876	—	(178,048)

Net cash provided by (used in) operating activities	(398,980)	(1,310,825)	443,096	—	(1,266,709)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	37,461	—	—	37,461
Investments in unconsolidated entities	—	(53,046)	—	—	(53,046)
Dividends received from subsidiaries	4,784,311	65,000	1,036,436	(5,885,747)	—
Investments in subsidiaries	(1,219,637)	(69,460)	(307,939)	1,531,257	(65,779)
Proceeds from sale of equity investment	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	6,948	1	—	6,949
Capital expenditures	—	(71,681)	(6,766)	—	(78,447)

Net cash provided by (used in) investing activities	3,564,674	(84,778)	770,948	(4,354,490)	(103,646)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	904,300	60,040	—	—	964,340
Repayment of borrowings	—	—	(359,155)	—	(359,155)
Capital contributions from parent	—	1,220,972	310,285	(1,531,257)	—
Advances (to) from affiliates	(3,927,304)	4,109,355	(182,051)	—	—
Excess tax benefits from share-based awards	2,671	—	—	—	2,671
Issuance of common stock	4,824	—	—	—	4,824
Stock repurchases	(119,496)	—	—	—	(119,496)
Dividends paid	(30,689)	(4,780,583)	(1,105,164)	5,885,747	(30,689)

Net cash provided by (used in) financing activities	(3,165,694)	609,784	(1,336,085)	4,354,490	462,495

Effect of exchange rate changes on cash and equivalents	—	—	225	—	225

Net decrease in cash and equivalents	—	(785,819)	(121,816)	—	(907,635)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$53,945	$40,688	$—	$94,633

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from operating activities:
Net income	$917,374	$1,048,105	$334,350	$(1,382,455)	$917,374
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,057,498)	(19,539)	(305,418)	1,382,455	—
Write-down of land and deposits and pre-acquisition costs		19,846			19,846
Gain on sale of equity investments	—	—	(620)	—	(620)
Amortization and depreciation	—	38,694	6,116	—	44,810
Stock-based compensation expense	33,412	—	—	—	33,412
Deferred income taxes	23,309	33	(3,509)	—	19,833
Distributions in excess of (less than) earnings of affiliates	—	(18,059)	(5,367)	—	(23,426)
Other, net	1,063	239	741	—	2,043
Increase (decrease) in cash due to:
Inventories	—	(2,008,708)	2,158	—	(2,006,550)
Residential mortgage loans available-for-sale	—	—	142,177	—	142,177
Other assets	(10,190)	(89,862)	(12,168)	—	(112,220)
Accounts payable, accrued and other liabilities	(6,780)	396,441	36,243	—	425,904
Income taxes	(218,038)	245,076	11,101	—	38,139

Net cash provided by (used in) operating activities	(317,348)	(387,734)	205,804	—	(499,278)

Cash flows from investing activities:

Distributions from unconsolidated subsidiaries	—	133,451	1,675	—	135,126
Investments in unconsolidated subsidiaries	—	(142,262)	—	—	(142,262)
Dividends received from subsidiaries	1,362	20,000	—	(21,362)	—
Investment in subsidiaries	(467,217)	(1,770)	(370,172)	807,987	(31,172)
Proceeds from sales of equity investment	—	—	11,366	—	11,366
Proceeds from sales of fixed assets	—	3,526	—	—	3,526
Capital expenditures	—	(52,459)	(8,615)	—	(61,074)

Net cash provided by (used in) investing
activities	(465,855)	(39,514)	(365,746)	786,625	(84,490)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the nine months ended September 30, 2005
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	648,557	30,732	—	—	679,289
Repayment of borrowings	—	—	(155,735)	—	(155,735)
Capital contributions from parent	—	438,941	369,046	(807,987)	—
Advances (to) from affiliates	173,307	(144,843)	(28,464)	—	—
Issuance of common stock	25,831	—	—	—	25,831
Stock repurchases	(41,071)	—	—	—	(41,071)
Dividends paid	(23,421)	(1,362)	(20,000)	21,362	(23,421)

Net cash provided by (used in) financing activities	783,203	323,468	164,847	(786,625)	484,893

Effect of exchange rate changes on cash and equivalents	—	—	194	—	194

Net increase (decrease) in cash and equivalents	—	(103,780)	5,099	—	(98,681)
Cash and equivalents at beginning of period	—	185,375	122,743	—	308,118

Cash and equivalents at end of period	$—	$81,595	$127,842	$—	$209,437

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     As discussed in the notes to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the three months ended June 30, 2006, we expanded our disclosures for reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We had historically aggregated our homebuilding operating segments into a single reportable segment, but have expanded our segment disclosure to include seven reportable homebuilding segments for the three and nine months ended September 30, 2006. Amounts reported for the three and nine months ended September 30, 2005 have been restated to conform to the expanded segment disclosure presentation. This restatement has no impact on our condensed consolidated balance sheet as of December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and nine months ended September 30, 2005 or our consolidated statement of cash flows for the nine months ended September 30, 2005. The Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. We will be amending our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2006 and June 30, 2006 for the related impact of this restatement. These restatements will not affect our consolidated financial condition, results of operations or cash flows for related periods.
Overview
     During the third quarter of 2006, the U.S. housing market was impacted by lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the third quarter of 2005 when we had experienced record growth in our homebuilding operations. As a result, gross margins recorded during the third quarter of 2006 decreased from the same period in the prior year, and the lower backlog of homes at September 30, 2006 reflects lower gross margins expected to be realized in future quarters. During the third quarter of 2006, we recorded $87.7 million of land valuation adjustments and charges for the write-off of deposit and pre-acquisition costs related to land transactions we no longer plan to pursue.
     We continue to operate our business with the expectation that these difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices, continuing to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are slowing down planned land purchases and reducing our total number of controlled lots owned and under option. Additionally, we are reducing the number of spec homes put into production. However, we continue to purchase select land positions where it makes economic and strategic sense to do so. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.
     The following is a summary of our operating results for the three and nine months ended September 30, 2006 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Pre-tax income (loss):
Homebuilding operations	$286,057	$619,392	$1,044,462	$1,478,363
Financial services operations	21,377	19,043	85,777	44,653
Other non-operating	(11,920)	(24,733)	(29,456)	(76,595)

Pre-tax income from continuing operations	295,514	613,702	1,100,783	1,446,421
Income taxes	104,064	231,285	402,836	541,270

Income from continuing operations	191,450	382,417	697,947	905,151
Income (loss) from discontinued operations	(1,231)	13,004	(2,064)	12,223

Net income	$190,219	$395,421	695,883	$917,374

Per share data – assuming dilution:
Income from continuing operations	$.74	$1.45	$2.70	$3.44
Income (loss) from discontinued operations	—	.05	(.01)	.05

Net income	$.74	$1.50	$2.69	$3.49

Overview (continued)
     The following is a comparison of pre-tax income for the three and nine months ended September 30, 2006 and 2005:
•	Homebuilding pre-tax income decreased 54% and 29% for the three and nine months ended September 30, 2006, respectively, compared with the same periods in the prior year. Homebuilding settlement revenues decreased 6% for the three months ended September 30, 2006 but increased 4% for the nine months ended September 30, 2006, compared with the same periods in 2005. The decrease in pre-tax income is due to lower gross margins from geographic and product mix shifts, increased selling incentives and increased construction, land and land development costs. Pre-tax income also declined for the third quarter due to $87.7 million of valuation adjustments to land inventory ($48.4 million) and land held for sale ($6.7 million) and charges for the write-off of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue ($32.6 million). For the nine months ended September 30, 2006 we recorded $155 million of valuation adjustments to land inventory ($57.8 million) and land held for sale ($28.8 million) and charges for the write-off of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue ($68.4 million).

•	Pre-tax income from our financial services business segment increased 12% for the three months ended September 30, 2006 compared with the prior year period. Pre-tax income increased $41.1 million for the nine months ended September 30, 2006 compared with the prior year period, as we recognized a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, during the first quarter of 2006. Capture rates were 91.1% and 88.8% for the three months ended September 30, 2006 and 2005, respectively, and 90.5% and 88.5% for the nine months ended September 30, 2006 and 2005, respectively.

•	The decrease in non-operating expenses for the three and nine months ended September 30, 2006, compared with the same period in the prior year, was due primarily to an increase in the amount of interest capitalized into homebuilding inventory.

•	Loss from discontinued operations included a provision of $1.4 million and $2.3 million, net of taxes, for the three and nine months ended September 30, 2006, respectively, resulting from a contractual adjustment related to the December 2005 disposition of our Mexico homebuilding operations. Income from discontinued operations for the three and nine months ended September 30, 2005 primarily relates to non-cash, after-tax gains of $7.8 million, realized during the third quarter of 2005, from the favorable resolution of certain tax matters related to our former thrift operation which was discontinued in 1994.

Homebuilding Operations – Summary
     The following table presents a summary of pre-tax income and unit information for our Homebuilding operations for the three and nine months ended September 30, 2006 and 2005 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Home sale revenue (settlements)	$3,498,499	$3,725,537	$9,692,293	$9,343,544
Land sale revenue	15,277	25,132	54,290	106,849
Home cost of sales (a)	(2,899,981)	(2,839,913)	(7,733,989)	(7,101,734)
Land cost of sales	(18,709)	(23,704)	(72,313)	(97,990)
Selling, general and administrative expense	(279,223)	(272,158)	(829,376)	(793,916)
Equity income	1,585	15,107	1,464	51,984
Other income (expense), net	(31,391)	(10,609)	(67,907)	(30,374)

Pre-tax income	$286,057	$619,392	$1,044,462	$1,478,363

Unit settlements	10,440	11,747	28,921	29,960
Average selling price	$335	$317	$335	$312
Net new orders – units	7,299	12,062	27,479	37,710
Net new orders – dollars	$2,396,000	$3,994,000	$9,200,000	$12,233,000
Backlog at September 30:
Units			16,375	23,666
Dollars			$5,809,000	$8,043,000

(a)	Domestic homebuilding interest expense, which represents the amortization of capitalized interest, of $65.2 million and $162.3 million for the three and nine months ended September 30, 2006 and $49.4 million and $121.1 million for the three and nine months ended September 30, 2005, has been included as part of homebuilding cost of sales.
     Homebuilding gross profit margins from home settlements decreased 670 basis points to 17.1% for the three months ended September 30, 2006, compared with 23.8% for the same period in the prior year. For the nine months ended September 30, 2006, homebuilding gross profit margins decreased 380 basis points to 20.2%, compared with 24.0% for the same period in 2005. The decrease in gross profit margins is attributable to an unfavorable shift in geographic and product mix, increased selling incentives and higher material, labor, land and land development costs. In addition, valuation adjustments of $48.4 million and $57.8 million were taken during the three and nine months ended September 30, 2006, respectively, related to land and community impairments. The overall decrease in gross profit margins was partially offset by margin improvements of 80 basis points for the three months ended September 30, 2006 and 70 basis points for the nine months ended September 30, 2006, respectively, compared with the same periods in 2005, from our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. During 2005, income from this entity was recorded as equity income and had no impact on homebuilding gross profit margins.
     We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended September 30, 2006 had a negative margin contribution of $3.4 million, compared with a positive margin contribution of $1.4 million for the same period in 2005. Gross profits from land sales for the nine months ended September 30, 2006 had a negative margin contribution of $18 million, compared with a positive margin contribution of $8.9 million for the same period in 2005. The gross profit contribution from specific land sales transactions was approximately $3.3 million for the three months ended September 30, 2006 and $10.7 million for the nine months ended September 30, 2006. During the three and nine months of 2006, land cost of sales also included a $6.7 million and $28.8 million fair market value adjustment related to commercial and residential land held for disposition, primarily in the Midwest and Central reporting segments. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of September 30, 2006, we had $447.4 million of land held for sale.

Homebuilding Operations – Summary (continued)
     Selling, general and administrative expense as a percentage of home settlement revenues was 8% for the three months ended September 30, 2006 compared with 7.3% for the same period in the prior year. For the nine months ended September 30, 2006, selling, general and administrative expenses as a percentage of home settlement revenues was 8.6% compared with 8.5% for the same period in the prior year.
     The decrease in equity income of $13.5 million and $50.5 million for the three and nine months ended September 30, 2006, compared with the prior year periods, is primarily the result of our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition, we own 100% of this entity, which is consolidated in our financial statements. For the three and nine months ended September 30, 2005, earnings from this investment were recorded in equity income. In addition, earnings from our 50% investment in a Nevada-based joint venture, related to the sale of commercial and residential properties, decreased as the venture substantially completed its operations during 2005.
     Net expenses, as shown in other income (expense), net, increased $20.8 million and $37.5 million, respectively, for the three and nine months ended September 30, 2006 compared with the same periods in 2005. This increase in net expenses was primarily due to $32.6 million and $68.4 million of charges during the three and nine months ended September 30, 2006 for the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to exercise, partially offset by customer deposit income, compared with $7.3 million and $13 million, respectively, of write-offs recognized during the same periods in 2005.
     Unit settlements decreased 11% for the three months ended September 30, 2006, to 10,440 units and decreased 3% for the nine months ended September 30, 2006 to 28,921 units, compared with the same periods in 2005. The average selling price for homes closed increased to $335,000 for both the three and nine months ended September 30, 2006. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. For the three months ended September 30, 2006, unit net new orders decreased 39% to 7,299 units, compared with the same period in 2005. For the nine months ended September 30, 2006, unit net new orders decreased 27% to 27,479 units, compared with the same period in 2005. Net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have negatively affected demand for new homes. Cancellation rates for the quarter were approximately 36%, compared with 17% for the same period in 2005, while year to date cancellation rates were 28% for the nine months ended September 30, 2006, compared with 16% for the same period in 2005. Most markets have experienced a substantial increase in resale home inventory, and this, combined with declining consumer confidence, has resulted in higher cancellation rates and reduced net new orders during 2006. The dollar value of net new orders decreased 40% for the three months ended September 30, 2006 and decreased 25% for the nine months ended September 30, 2006, respectively, compared with the same periods in 2005. However, while net new order dollars decreased year-over-year, selling prices remained stable in many of our markets. For the quarter ended September 30, 2006, we had 720 active selling communities, an increase of 9% from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 16,375 units at September 30, 2006 with a dollar value of $5.8 billion.
     At September 30, 2006 and December 31, 2005, our Homebuilding operations controlled approximately 293,600 and 362,600 lots, respectively. Approximately 182,700 and 173,800 lots were owned, and approximately 88,100 and 133,400 lots were under option agreements approved for purchase at September 30, 2006 and December 31, 2005, respectively. In addition, there were approximately 22,800 and 55,400 lots under option agreements, pending approval, at September 30, 2006 and December 31, 2005, respectively. For the three and nine months ended September 30, 2006, we withdrew from land contracts representing approximately 18,300 lots and 57,700 lots, respectively, valued at $801.2 million and $2.6 billion, respectively. We believe that the depth of our existing land supply, coupled with our entitlement expertise, will enable us to continue opening new communities during the course of 2006 and beyond.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $5 billion at September 30, 2006. In addition, total purchase price related to land under option pending approval was valued at approximately $860.3 million at September 30, 2006. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre- acquisition costs totaling $483.5 million, of which $27.6 million is refundable and $16.9 million is related to deposits that our Homebuildng operations have made in regards to lots optioned from an unconsolidated joint venture in which we have an equity interest. This balance excludes $131.9 million of contingent payment obligations which may or may not become actual obligations of the Company.

Homebuilding Operations – Summary (continued)
     Controlled lots, at September 30, 2006, decreased by 69,000 lots or 19% from December 31, 2005. The decrease in controlled lots can be attributed to actions we have taken to reduce our incremental future land investment as a result of current conditions affecting the homebuilding industry. During the second and third quarters of 2006, we delayed entering into new land option contracts, renegotiated certain land option contracts, and cancelled certain other land option contracts. We continue to review land option contracts to ensure that the terms meet our investment criteria and strategic goals in the current business environment.
     The following table presents markets that represent 10% or more of total Homebuilding unit new orders, unit settlements, and settlement revenues for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Unit net new orders:
Phoenix	12%	*	11%	*

Unit settlements:
Phoenix	11%	11%	*	13%
Las Vegas	11%	*	12%	*

Settlement revenues:
Phoenix	11%	10%	*	12%
Las Vegas	13%	*	13%	*

*	Represents less than 10%.
Homebuilding Segment Operations
The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. The Company has determined that its operating segments are its Areas. We conduct our operations in 53 markets, located throughout 27 states, presented geographically as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Texas Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Arizona and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our homebuilding reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Home sale revenue (settlements) ($000’s omitted):
Northeast	$432,949	$477,041	$1,176,569	$1,118,382
Southeast	290,755	245,065	814,149	634,867
Florida	548,358	603,347	1,630,851	1,486,704
Midwest	385,695	479,552	888,113	1,054,250
Central	335,128	283,912	904,148	668,507
Southwest	922,010	814,443	2,455,941	2,268,690
California	583,604	822,177	1,822,522	2,112,144`

	$3,498,499	$3,725,537	$9,692,293	$9,343,544

Income (loss) before income taxes ($000’s omitted):
Northeast	$30,176	$85,401	$112,592	$172,550
Southeast	21,693	23,473	56,046	55,756
Florida	105,594	135,053	351,865	302,403
Midwest	3,501	52,530	(4,246)	76,450
Central	(6,209)	4,675	(8,934)	4,879
Southwest	196,648	185,157	522,351	523,325
California	33,007	170,945	203,092	437,580
Unallocated	(98,353)	(37,842)	(188,304)	(94,580)

	$286,057	$619,392	$1,044,462	$1,478,363

Unit settlements:
Northeast	900	1,003	2,435	2,409
Southeast	1,024	1,053	3,028	2,792
Florida	1,872	2,374	5,390	5,918
Midwest	1,236	1,581	2,902	3,575
Central	1,618	1,658	4,601	3,925
Southwest	2,595	2,488	6,987	7,152
California	1,195	1,590	3,578	4,189

	10,440	11,747	28,921	29,960

Net new orders – units:
Northeast	672	1,066	2,190	3,322
Southeast	821	1,184	3,917	3,912
Florida	818	2,100	3,732	6,806
Midwest	1,107	1,585	3,338	4,688
Central	1,181	2,089	4,542	5,748
Southwest	1,791	2,365	6,610	8,276
California	909	1,673	3,150	4,958

	7,299	12,062	27,479	37,710

Unit backlog:
Northeast			1,348	2,396
Southeast			2,469	1,939
Florida			2,427	5,374
Midwest			1,719	2,347
Central			2,016	2,773
Southwest			4,525	5,540
California			1,871	3,297

			16,375	23,666

Homebuilding Segment Operations (continued)

	As of	As of
	September 30, 2006	December 31, 2005
Controlled Lots:
Northeast	36,274	44,088
Southeast	28,721	31,863
Florida	59,586	70,434
Midwest	23,419	36,334
Central	26,732	39,331
Southwest	83,027	97,290
California	35,863	43,275

	293,622	362,615

Northeast:
           During the third quarter of 2006, our Northeast operations experienced weakened demand for new homes primarily as a result of increases in existing home inventories. Net new orders for the third quarter of 2006 decreased 37% to 672 units, and for the nine months ended September 30, 2006 decreased 34% to 2,190 units, compared with the same periods in 2005. Unit cancellations for the quarter and nine months ended September 30, 2006 were comparable to 2005, however, the reduced new order sign-up activity resulted in higher cancellation rates. For the quarter, cancellation rates were approximately 27% compared with 14% for the same period in 2005, while year to date cancellation rates were 21% for the nine months ended September 30, 2006, compared with 13% for the same period in 2005. For the three and nine months ended September 30, 2006, operating results were negatively impacted by $10 million of land valuation adjustments taken in the Metro New York/New Jersey and Long Island markets as well as higher sales incentives offered to homebuyers. In addition, during the third quarter of 2006, we recorded $3.2 million of net realizable value adjustments for land held for sale and $11.9 million ($16.1 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, resulting in a reduction of approximately 1,900 lots controlled (6,100 year to date). There were no significant land valuation adjustments or write-offs taken during the same periods in 2005.
Southeast:
           During the third quarter of 2006, our Southeast operations contributed positively to our Homebuilding operating results, evidenced by increased revenues, higher average selling prices and profits compared with prior year periods. For the three and nine months ended September 30, 2006, net new orders decreased 31% to 821 units and remained relatively unchanged at 3,917 units, respectively, compared with the same periods in 2005. The reduction in new orders during the third quarter of 2006 contributed to the increase in cancellation rates. Cancellation rates for the quarter were approximately 35% compared with 19% for the same period in 2005, while cancellation rates were 22% for the nine months ended September 30, 2006, compared with 17% for the same period in 2005. During the third quarter of 2006, selling, general and administrative expenses decreased as we continue to align our operations to meet current market conditions. There were no significant land related valuation adjustments or write-offs taken during 2006 and 2005 in our Southeast markets.

Homebuilding Segment Operations (continued)
     Florida:
     During the third quarter of 2006, our Florida operations experienced weakened demand largely attributable to declines in Orlando and Naples. During the third quarter and year to date 2006, Florida has experienced high cancellation rates and pricing pressures associated with excess inventories and aggressive sales incentives offered by competitors. For the three and nine months ended September 30, 2006, net new orders decreased 61% to 818 units and 45% to 3,732 units, respectively, compared with the same periods in 2005. For the third quarter and year to date 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. Cancellation rates for the quarter were approximately 41% compared with 12% for the same period in 2005, while year to date cancellation rates were 28% for the nine months ended September 30, 2006, compared with 11% for the same period in 2005. Selling, general and administrative expenses decreased during the third quarter of 2006, as we continue to align our operations to meet current market conditions. During the third quarter of 2006, we recorded valuation adjustments of $1 million related to land inventory and charges of $6.2 million ($7.5 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue in Jacksonville and Southeast Florida, resulting in a reduction of approximately 3,900 lots controlled (6,700 year to date). There were no significant land valuation adjustments or write-offs taken during the same periods in 2005.
     Midwest:
     For the three and nine months ended September 30, 2006, net new orders decreased 30% to 1,107 units and 29% to 3,338 units, respectively, compared with the same periods in 2005. Unit cancellations for the quarter and nine months ended September 30, 2006 were comparable to 2005. However, reduced new order sign-up activity resulted in higher cancellation rates. Cancellation rates for the quarter were approximately 18% compared with 13% for the same period in 2005, while year to date cancellation rates were 16% for the nine months ended September 30, 2006, compared with 12% for the same period in 2005. For the three and nine months ended September 30, 2006, operating results were negatively impacted by land and community valuation adjustments of $11.8 million and $19.9 million, respectively. In addition, during the third quarter of 2006, we recorded charges of $7.5 million ($15.9 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue in Minnesota and Illinois, resulting in a reduction of approximately 3,200 lots controlled (12,300 year to date). During the nine months ended September 30, 2006 we recorded $5.7 million of net realizable value adjustments for land held for sale, however, there were no such valuation adjustments recorded during the third quarter of 2006. There were no significant land valuation adjustments or write-offs taken during the same periods in 2005.
     Central:
     The Central operations also experienced decreased net new orders for the third quarter and nine months ended September 30, 2006, compared with the same periods in 2005. The cancellation rate for the quarter was 35% compared with 22% for the third quarter of 2005, and for the nine months was 28% compared with 20% for the same period in 2005. Revenue from home settlements increased, as unit closings for the third quarter of 2006 were comparable to the same period in 2005, and for the nine months ended September 30, 2006 increased from the same period in 2005. Higher average selling prices for both the third quarter and nine months of 2006, compared with 2005, were the result of closings in new communities in both the Texas Area and Colorado. However, the Central reporting segment recorded losses for both the third quarter and nine months ended September 30, 2006, compared with profits during the same periods in 2005. Operating results for the third quarter of 2006 were impacted by valuation adjustments to land inventory of $7.5 million ($8.8 million year to date). In addition, during the third quarter of 2006, we took net realizable value adjustments of $3.3 million ($19.6 million year to date) for land held for sale and charges of $2.7 million ($5.8 million year to date) for write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, resulting in a reduction of approximately 2,200 lots controlled (6,100 year to date). There were no significant land valuation adjustments or write-offs taken during the same periods of 2005.

Homebuilding Segment Operations (continued)
Southwest:
           The Southwest operations continued to contribute positively to our Homebuilding operating results. However, net new orders were down, and the cancellation rate for the third quarter of 2006 was 43% compared with 16% for the same period in 2005. For the nine months ended September 30, 2006, the cancellation rate was 34% compared with 15% for the same period in 2005. Unit settlements and income before income taxes were comparable for both the third quarter and nine months ended September 30, 2006 and 2005, while average selling prices increased for both periods in 2006. Operating results for the Southwest segment were positively impacted during the third quarter and nine months ended September 30, 2006 by our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems in both Arizona and Nevada. During 2005, income from this entity was recorded as equity income and had no impact on segment pre-tax income. During the third quarter of 2006, we wrote off $1.7 million ($9.1 million year to date) of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, resulting in a reduction of approximately 5,000 lots controlled (13,600 lots year to date). There were no other significant land valuation adjustments or other write-offs for the Southwest reporting segment during the third quarter and nine months ended September 30, 2006 and 2005.
California:
           The California operations were impacted by weakened demand for new homes, especially in Sacramento. In addition, the closeout of a large, successful community which contributed significantly to our operations during 2005 impacted the California reporting segment during the third quarter and nine months ended September 30, 2006, contributing to the decrease in net new orders, closings and average selling price. Cancellation rates were approximately 39% and 20% for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, cancellation rates were 36% and 23%, respectively. Operating results were impacted during the third quarter of 2006 by valuation adjustments to land inventory of $18.1 million in Sacramento and San Diego. Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2006, compared with the same periods in the prior year, due to increased advertising and start-up expenses associated with new communities. Pre-tax income for the third quarter of 2006 was also impacted by charges of $4.5 million ($14.4 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, primarily in the San Francisco Bay Area, resulting in a reduction of approximately 2,200 lots controlled (10,100 year to date). There were no significant land valuation adjustments or write-offs taken during the third quarter and nine months ended September 30, 2005.

Financial Services Operations
           We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pre-tax income of our financial services operations for the three and nine months ended September 30, 2006 was $21.4 million and $85.8 million, respectively, compared with $19 million and $44.7 million, respectively, for the prior year periods. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million ($20.1 million after-tax) for the nine months ended September 30, 2006. Excluding the gain related to the sale of Su Casita, pre-tax income increased $9.5 million for the nine months ended September 30, 2006, compared with the same period in the prior year. For the nine months ended September 30, 2005, Su Casita contributed pre-tax income from operations of $700 thousand. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand.
          The following table presents mortgage origination data for our Financial Services operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Total originations:
Loans	10,052	10,985	27,641	28,022

Principal ($000’s omitted)	$2,154,600	$2,163,100	$5,921,400	$5,481,700

Originations for Pulte customers:
Loans	10,016	10,920	27,518	27,370

Principal ($000’s omitted)	$2,143,900	$2,146,100	$5,889,400	$5,364,700

          Capture rates for the three and nine months ended September 30, 2006, were 91.1% and 90.5%, respectively, compared with 88.8% and 88.5%, respectively, for the three and nine months ended September 30, 2005. For the three months ended September 30, 2006, mortgage origination units decreased 8% compared with the same period in the prior year, while principal volume was comparable with the same period in the prior year. For the nine months ended September 30, 2006, mortgage origination unit volume decreased 1%, while principal volume increased 8% over the same period in 2005. The growth in principal volume is due to an increase in the average loan size due to higher average selling prices. Our Homebuilding customers continue to account for the majority of total loan production, representing almost 100% of total Pulte Mortgage unit production for both the three and nine months ended September 30, 2006, respectively, compared with 99% and 98% for the same periods in 2005. For both the three and nine months ended September 30, 2006, our homebuilding customers had an average FICO score of 744, compared with 733 and 730 for the three and nine months ended September 30, 2005, respectively. At September 30, 2006, loan application backlog decreased to $3.4 billion compared with $5.4 billion at September 30, 2005.
           During the three and nine months ended September 30, 2006, there was a shift away from adjustable rate mortgage (ARM) products, which generally have a lower profit per loan than fixed rate products. ARMs represented 26% of total funded origination dollars and 21% of total funded origination units for the three months ended September 30, 2006, compared with 42% and 37% in the prior year period, respectively. For the nine months ended September 30, 2006, ARMs represented 31% of total funded origination dollars and 25% of total funded origination units compared with 47% and 41% in the prior year period, respectively. Interest only mortgages, a component of ARMs, represented 79% of ARMs origination dollars and 80% of ARMs origination units for the three months ended September 30, 2006, compared with 67% and 57% in the prior year period, respectively. For the nine months ended September 30, 2006, interest only mortgages represented 77% of ARMs origination dollars and 80% of ARMs origination units, compared with 64% and 53% in the prior year period, respectively.
           Income from our title operations for the three months ended September 30, 2006 was $5.3 million, a slight decrease from the same period in the prior year of $5.8 million. For the nine months ended September 30, 2006, income from our title operations decreased to $13.2 million from $14.5 million for the nine months ended September 30, 2005.
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
     The following table presents other non-operating expenses for the three and nine months ended September 30, 2006 and 2005 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net interest expense (income)	$1,338	$12,213	$(1,321)	$40,863
Other expenses, net	10,582	12,520	30,777	35,732

Total non-operating expenses	$11,920	$24,733	$29,456	$76,595

     Net interest expense was $1.3 million for the three months ended September 30, 2006, compared with $12.2 million for the same period in 2005. For the nine months ended September 30, 2006 we recognized $1.3 million of net interest income, compared with $40.9 million of expense for the same period in the prior year. These variances are the result of an increase in the amount of interest capitalized into homebuilding inventory. The decrease in other corporate expenses, net for the three and nine months ended September 30, 2006, is due primarily to decreased compensation-related expense.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest in homebuilding inventory increased due to increased amounts of interest capitalized based on our homebuilding inventory and debt levels. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest in inventory at beginning of period	$254,454	$236,418	$229,798	$223,591
Interest capitalized	71,064	44,187	192,788	128,661
Interest expensed	(65,217)	(49,431)	(162,285)	(121,078)

Interest in inventory at end of period	$260,301	$231,174	$260,301	$231,174

Interest incurred *	$73,000	$57,500	$195,400	$173,200

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities from internally generated funds, existing credit agreements, and the sale of securities.
     At September 30, 2006, we had cash and equivalents of $94.6 million and $754.3 million of borrowings outstanding under our unsecured revolving credit facility. We also had $3.5 billion of senior and unsubordinated notes outstanding. Other financing included limited recourse collateralized financing totaling $21.2 million. Sources of our working capital include our cash and equivalents, our $2 billion committed unsecured revolving credit facility and Pulte Mortgage’s $955 million committed credit arrangements.
     Our debt-to-total capitalization, excluding our collateralized debt, was approximately 39.5% at September 30, 2006, and was approximately 39% net of cash and equivalents. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     In August 2006, we increased our borrowing availability under our 5-year unsecured revolving credit facility from $1.66 billion to $2 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60%, as defined in the agreement. As of September 30, 2006, we had $754.3 million of borrowings outstanding and $671.8 million available for borrowing under this facility.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At September 30, 2006, Pulte Mortgage had committed credit arrangements of $955 million comprised of a $405 million bank revolving credit facility and a $550 million asset-backed commercial paper program. In May 2006, Pulte Mortgage amended its bank credit agreement, which included amendments to its restrictive covenants. In August 2006, Pulte Mortgage amended the bank credit agreement related to its asset-backed commercial paper conduit, which also included amendments to its restrictive covenants. Both amended credit agreements now require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year and funded debt cannot exceed 15 times tangible net worth. At September 30, 2006, Pulte Mortgage had $533.8 million outstanding under its committed credit arrangements.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. At September 30, 2006, we have remaining authorization to purchase common stock aggregating $102.3 million.
     At September 30, 2006, our effective tax rate was 36.6% compared with 37.4% at September 30, 2005. We anticipate that our effective tax rate for the remainder of 2006 will be approximately 36.6%. The lower income tax rate for the third quarter 2006 was due primarily to an adjustment for the §199 manufacturing deduction, a change in the overall state tax rate associated with the geographical mix in income and certain other tax matters.
     Our net cash used in operating activities for the nine months ended September 30, 2006 was $1.3 billion, compared with $499.3 million for the nine months ended September 30, 2005. Net income for both years was offset primarily by significant investments in land and house inventory necessary to support our continuing business operations.
     Cash used in investing activities was $103.6 million for the nine months ended September 30, 2006, compared with $84.5 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $53 million of capital contributions to and received $37.5 million in capital distributions from our unconsolidated joint ventures for the nine months ended September 30, 2006. Further, we incurred approximately $78.4 million in capital expenditures.
     Net cash provided by financing activities totaled $462.5 million for the nine months ended September 30, 2006, compared with $484.9 million for the nine months ended September 30, 2005. Proceeds from borrowings for the nine months ended September 30, 2006 totaled $964.3 million and was comprised of $754.3 million for our unsecured revolving credit facility, $60 million of net proceeds received by our homebuilding markets, and issuance of $150 million of senior notes. For the nine months ended September 30, 2006, the net decrease in Pulte Mortgage’s credit arrangements was approximately $359.2 million. Additionally, we paid $119.5 million for stock repurchases and paid $30.7 million in dividends for the nine months ended September 30, 2006.

Liquidity and Capital Resources (continued)
     In May 2006, we sold $150 million of 7.375% senior notes, which mature on June 1, 2046, which are guaranteed by us and certain of our 100%-owned subsidiaries. These notes are unsecured and rank equally with all of our other unsecured and unsubordinated indebtedness. The notes are redeemable at any time on or after June 1, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon to the redemption date. Proceeds from the sale were used to repay the indebtedness of our revolving credit facility and for general corporate purposes, including continued investment in our business.
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
Off-Balance Sheet Arrangements
     At September 30, 2006 and December 31, 2005, the aggregate outstanding debt of our unconsolidated joint ventures was $908.9 million and $882.2 million, respectively. At September 30, 2006 and December 31, 2005, our proportionate share of our joint venture debt was approximately $307.3 million and $293.8 million, respectively. At September 30, 2006, we provided limited recourse guarantees for $298.1 million of joint venture debt while we provided limited recourse debt guarantees of approximately $288.2 million at December 31, 2005. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by us, unless the joint venture was unable to perform its contractual borrowing obligations. As of September 30, 2006, we do not anticipate we will incur any significant costs under these guarantees.
     If additional capital infusions are required and approved by our unconsolidated joint ventures, we would need to contribute our pro-rata portion of those capital needs in order not to dilute our ownership in the joint ventures.
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2006 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the year ended December 31, 2005.
Outlook
     Given the ongoing weakness in new home sales and closings, visibility as to future earnings performance is limited. At this time, we estimate our fourth quarter 2006 earnings in the range of $0.30 to $0.70 per diluted share, inclusive of potential pre-tax land-related valuation adjustments and other write-offs of up to $150 million, which may be recorded in future periods only if market conditions continue to erode beyond our current expectations. However, these additional land valuation adjustments are not a certainty. Our outlook is tempered with caution, as conditions in many of the markets we serve across the United States have become more challenging in recent months, as further discussed in the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2006, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted):

	As of September 30, 2006 for the
	years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$—	$—	$400,000	$—	$3,148,563	$3,548,563	$3,541,459
Average interest rate	—	—	—	4.88%	—	6.62%	6.42%	—
Limited recourse collateralized financing	$9,743	$7,212	$3,280	$933	$—	$—	$21,168	$21,168
Average interest rate	.12%	1.82%	1.09%	9.25%	—	—	1.25%	—
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2006.
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
In July 2006, our 50%-owned, unconsolidated joint venture located in Northern California received a civil liability complaint from the California Regional Water Quality Control Board pursuant to Sections 13376 and 13385 of the Clean Water Act and California Water Code. The complaint seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by our joint venture and proposes an administrative civil liability of $900,000. Our joint venture has entered into settlement negotiations with the Regional Water Quality Control Board to resolve this matter. Those negotiations resulted in a settlement between the parties that is conditioned upon the Regional Board’s adoption of the proposed Administrative Civil Liability Order. The proposed settlement, dated October 31, 2006, supports the assessment of administrative civil liability under the California Water Code §13385(c) in the amount of $700,000. As of September 30, 2006 our joint venture has accrued for costs associated with the resolution of this matter. Accordingly, we have recorded our 50% proportionate share of the joint venture loss at September 30, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased	per share	or programs	($000’s omitted)
July 1, 2006 through July 31, 2006	—	—	—	$122,224	(1)

August 1, 2006 through August 31, 2006	528,300	$28.35	528,300	$107,247	(1)

September 1, 2006 through September 30, 2006	173,000	$28.35	173,000	$102,342	(1)

Total	701,300	$28.35	701,300

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

Item 6. Exhibits
(a) Exhibits

Exhibit Number and Description
10(a)	Third Omnibus Amendment, dated as of August 18, 2006, by and among Pulte Funding, Inc., as the borrower and the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, managing agent, and administrative agent, Lloyds TSB Bank PLC, as a bank, JP Morgan Chase Bank, National Association, as a bank and managing agent, Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Date: November 7, 2006

10-Q EXHIBIT INDEX

EXHIBIT No.	DESCRIPTION

10(a)	Third Omnibus Amendment, dated as of August 18, 2006, by and among Pulte Funding, Inc., as the borrower and the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, managing agent, and administrative agent, Lloyds TSB Bank PLC, as a bank, JP Morgan Chase Bank, National Association, as a bank and managing agent, Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934