Form 10-K/A
period 2005-12-31
PULTE HOMES INC/MI/
filed 2006-12-22
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

PULTE HOMES, INC.

PULTE HOMES, INC.
FORM 10-K/A FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
Explanatory Paragraph
     This Annual Report on Form 10-K/A is filed for the purpose of restating Note 2 in our Notes to Consolidated Financial Statements for the fiscal years ended December 31, 2005, 2004 and 2003, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The restatement has expanded our reportable segment footnote disclosure related to our homebuilding operations and has no impact on our consolidated balance sheets as of December 31, 2005 and 2004 or consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. Conforming changes have been made to the Business section in Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K/A. See Note 2 in the Notes to Consolidated Financial Statements for further information relating to the restatement.
     For ease of reference, this Form 10-K/A restates the Form 10-K for the fiscal year ended December 31, 2005 in its entirety, except for certain exhibits, which have been incorporated by reference. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Annual Report on Form 10-K except to give effect to the restatement discussed in Note 2 in our Notes to Consolidated Financial Statements and the discussion included within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Annual Report on Form 10-K/A contains forward-looking information which has not yet been updated for events subsequent to the date of the original filing. Accordingly, we direct you to our SEC filings made subsequent to the original filing date for additional information.

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
     Homebuilding, our core business, is engaged in the acquisition and development of land principally for residential purposes within the continental United States and Puerto Rico and the construction of housing on such land targeted for the first-time, first and second move-up, and active adult home buyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. Accordingly, our reportable homebuilding segments are as follows:

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
California
*Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.
     We also have one reportable segment for our financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and our other subsidiaries. Our financial services segment operates generally in the same markets as our homebuilding segments.
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
     In December 2005, we sold substantially all of our Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. The disposition of the Mexico homebuilding operations will enable us to invest additional resources in the U.S. housing market. We realized cash of $131.5 million related to the sale. The sale of these operations did not include our investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities. For the year ended December 31, 2005, we recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of our Mexico homebuilding operations. For 2005 and all periods reported, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements, while in previous periods they were included in our Homebuilding operations.

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
Mr. Cook was appointed Vice President, General Counsel and Secretary in February 2006. He most recently held the position of Vice President and Deputy General Counsel, Corporate, at Sears Holdings Corporation and was employed by Sears, Roebuck, and Co. since 1996.
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

	Years Ended December 31,
	($000’s omitted)
	2005	2004	2003	2002	2001 (a)
OPERATING DATA:
Homebuilding:
Revenues	$14,528,236	$11,400,008	$8,701,661	$7,167,915	$5,274,660

Income before income taxes	$2,298,822	$1,635,580	$1,000,513	$717,931	$514,049

Financial Services:
Revenues	$161,414	$112,719	$115,847	$106,628	$77,222

Income before income taxes	$70,586	$47,429	$68,846	$66,723	$36,948

Other non-operating:
Revenues	$4,885	$1,749	$3,281	$1,202	$2,210

Loss before income taxes	$(92,394)	$(90,685)	$(75,351)	$(61,968)	$(57,452)

Consolidated results:
Revenues	$14,694,535	$11,514,476	$8,820,789	$7,275,745	$5,354,092

Income from continuing operations before income taxes	$2,277,014	$1,592,324	$994,008	$722,686	$493,545
Income taxes	840,126	598,751	376,460	280,587	186,892

Income from continuing operations	1,436,888	993,573	617,548	442,099	306,653
Income (loss) from discontinued operations (b), (c)	55,025	(7,032)	7,086	11,546	(5,260)

Net income	$1,491,913	$986,541	$624,634	$453,645	$301,393

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

ITEM 6. SELECTED FINANCIAL DATA (Continued)

	Years Ended December 31,
	2005	2004	2003	2002	2001(a)
PER SHARE DATA (d):
Earnings per share — basic:
Income from continuing operations	$5.62	$3.93	$2.53	$1.83	$1.56
Income (loss) from discontinued operations (b), (c)	.22	(.03)	.03	.05	(.03)

Net income	$5.84	$3.91	$2.56	$1.88	$1.53

Weighted-average common shares outstanding (000’s omitted)	255,492	252,590	244,323	241,812	196,391

Earnings per share — assuming dilution:
Income from continuing operations	$5.47	$3.82	$2.46	$1.79	$1.52
Income (loss) from discontinued operations (b), (c)	.21	(.03)	.03	.05	(.03)

Net income	$5.68	$3.79	$2.48	$1.84	$1.50

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	262,801	260,234	251,460	246,985	201,294

Shareholders’ equity	$23.18	$17.68	$13.78	$11.29	$9.61

Cash dividends declared	$.13	$.10	$.05	$.04	$.04

(a)	Del Webb operations were merged effective July 31, 2001.

(b)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(d)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

			December 31,
	($000’s omitted)
	2005	2004	2003	2002	2001
BALANCE SHEET DATA:
House and land inventories	$8,756,093	$7,241,350	$5,378,125	$4,175,170	$3,810,645
Total assets	13,048,174	10,406,897	8,072,151	6,872,087	5,710,893
Senior notes and subordinated notes	3,386,527	2,861,550	2,150,972	1,913,268	1,722,864
Shareholders’ equity	5,957,342	4,522,274	3,448,123	2,760,426	2,276,665

	Years Ended December 31,
	2005	2004	2002	2002	2001
OTHER DATA:
Homebuilding:
Total markets, at year-end	54	45	44	44	43
Total active communities	662	626	535	460	440
Total settlements — units	45,630	38,612	32,693	28,903	22,915
Total net new orders — units (a)	47,531	40,576	34,989	30,830	22,163
Backlog units, at year-end	17,817	15,916	13,952	10,605	8,678
Average unit selling price	$315,000	$287,000	$259,000	$242,000	$225,000
Gross profit margin from home sales (b)	23.4%	22.6%	20.6%	19.4%	19.1%

(a)	Total net new orders-units for the years ended December 31, 2003 and 2001, do not include 1,051 units and 3,953 units, respectively, of acquired backlog.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, is included in homebuilding cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Restatement of Notes to Financial Statements
     As discussed in Note 2, subsequent to the issuance of our consolidated financial statements for the year ended December 31, 2005, we expanded our disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We had historically aggregated our homebuilding operating segments into a single reportable segment, but have restated our segment disclosure to include seven homebuilding reportable segments for the years ended December 31, 2005, 2004 and 2003 (see Note 2). The restatement has no impact on our consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or our consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003. Our Homebuilding Segment Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement.
Overview
     A summary of our operating results for the years ended December 31, 2005, 2004, and 2003 is as follows ($000’s omitted, except per share data):

	Years Ended December 31,
	2005	2004	2003
Pre-tax income (loss):
Homebuilding	$2,298,822	$1,635,580	$1,000,513
Financial Services	70,586	47,429	68,846
Other non-operating	(92,394)	(90,685)	(75,351)

Income from continuing operations before income taxes	2,277,014	1,592,324	994,008
Income taxes	840,126	598,751	376,460

Income from continuing operations	1,436,888	993,573	617,548
Income (loss) from discontinued operations	55,025	(7,032)	7,086

Net income	$1,491,913	$986,541	$624,634

Per share data — assuming dilution:
Income from continuing operations	$5.47	$3.82	$2.46
Income (loss) from discontinued operations	.21	(.03)	.03

Net income	$5.68	$3.79	$2.48

Overview (continued)
     Key financial highlights and events for the years ended December 31, 2005, 2004, and 2003 are as follows:
Homebuilding Operations
•	Continued strong demand for new homes in many of our markets, market share gains, geographic and product mix shifts, average unit selling price increases and benefits from the ongoing initiatives to simplify processes and leverage construction costs throughout the operations contributed to increases in pre-tax income of our homebuilding business segment. Pre-tax income increased 41% for the year ended December 31, 2005, compared with the same period in the prior year. Pre-tax income increased 63% in 2004, compared with the year ended December 31, 2003.

•	Homebuilding settlement gross margin percentages were up approximately 80 basis points to 23.4% for the year ended December 31, 2005 and 200 basis points to 22.6% for the year ended December 31, 2004, compared with the same periods in the prior years.

•	Units in backlog increased to 17,817 units, valued at $6.3 billion at December 31, 2005, compared with 15,916 units, valued at $5.2 billion at December 31, 2004. There were 13,952 units in backlog at December 31, 2003 valued at $4.1 billion. The increase in backlog is primarily attributed to continued strong demand for new homes in many of our markets.

•	In December 2005, we sold substantially all of our Mexico homebuilding operations, as further described in Note 3 of our Consolidated Financial Statements. For 2005 and all prior periods reported, the Mexico operations have been presented as discontinued operations.

•	In January 2005, we sold all of our Argentina operations, as further described in Note 3 of our Consolidated Financial Statements. At December 31, 2004, the Argentina operations were classified as held for sale. For 2004 and 2003, the Argentina operations have been presented as discontinued operations.

Overview (continued)
Financial Services Operations
•	Mortgage origination units, origination principal and our capture rate increased during 2005, 2004 and 2003. Pre-tax income of our financial services business segment increased 49% from 2005 to 2004, due to a more favorable product mix to funded, from non-funded, originations. Pre-tax income for the year ended December 31, 2004 decreased 31% compared with 2003 due to a shift in our product mix, starting in the second half of 2003, toward adjustable rate mortgages (“ARMs”) versus fixed rate mortgages due to changes in customer mortgage product preference.
Other non-operating
•	Other non-operating expenses, net consists of income and expenses related to Corporate services provided to our subsidiaries. During 2005, net interest expense decreased due to an increase in the amount of interest capitalized into homebuilding inventory, as well as an increase in interest income. Other corporate expenses, net increased during 2005 as a result of higher compensation-related costs. During 2004, net interest expense increased due to higher debt levels as a result of our growth. Other expenses, net in 2004 were impacted by increased charitable contributions expense. In addition, income recognized during 2003 from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale did not recur in 2004, resulting in higher net expense.

Homebuilding Operations
The following table presents a summary of pre-tax income for our Homebuilding operations ($000’s omitted):

	Year Ended December 31,
	2005	2004	2003
Home sale revenue (settlements)	$14,370,667	$11,094,617	$8,482,341
Land sale revenue	157,569	305,391	219,320
Home cost of sales (a)	(11,005,591)	(8,583,551)	(6,731,834)
Land cost of sales	(139,377)	(205,589)	(153,415)
Selling, general and administrative expenses	(1,107,816)	(973,629)	(820,951)
Equity income	72,604	53,908	32,549
Other income (expense), net	(49,234)	(55,567)	(27,497)

Pre-tax income	$2,298,822	$1,635,580	$1,000,513

Unit settlements	45,630	38,612	32,693

Average selling price	$315	$287	$259

Net new orders (b):
Units	47,531	40,576	34,989
Dollars	$15,518,000	$12,101,000	$9,555,000

Backlog at December 31:
Units	17,817	15,916	13,952
Dollars	$6,301,000	$5,154,000	$4,147,000

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, is included in homebuilding cost of sales.

(b)	Net new orders for the year ended December 31, 2003 do no include 1,051 units of acquired backlog and the related dollars.
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

Homebuilding Operations (continued)
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

	Years December 31,
	2005	2004	2003
Unit net new orders:
Phoenix	10%	16%	14%
Las Vegas	*	*	10%

Unit settlements:
Phoenix	12%	14%	12%

Settlement revenues:
Phoenix	11%	12%	11%
Las Vegas	*	12%	*

*	Represents less than 10%.

Homebuilding Segment Operations (as restated)
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 54 markets, located throughout 27 states, and have presented our reportable homebuilding segments as follows:

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
California
*Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (as restated) (continued)
The following table presents selected financial information for our homebuilding reporting segments:

	Year Ended December 31,
	2005	2004	2003
Home sale revenue (settlements) ($000’s omitted):
Northeast	$1,856,906	$1,435,532	$1,055,742
Southeast	950,792	758,994	726,825
Florida	2,247,513	1,270,797	934,792
Midwest	1,757,842	1,592,804	1,352,058
Central	1,090,914	938,966	925,301
Southwest	3,259,913	2,945,918	1,890,689
California	3,206,787	2,151,606	1,596,934

	$14,370,667	$11,094,617	$8,482,341

Income (loss) before income taxes ($000’s omitted):
Northeast	$326,399	$267,494	$161,978
Southeast	86,683	53,502	45,580
Florida	475,939	198,975	159,917
Midwest	149,063	175,845	162,846
Central	1,729	45,736	84,053
Southwest	745,163	647,179	287,644
California	654,940	379,765	238,810
Unallocated	(141,094)	(132,916)	(140,315)

	$2,298,822	$1,635,580	$1,000,513

Unit settlements:
Northeast	3,909	3,249	2,692
Southeast	4,127	3,719	3,700
Florida	8,784	5,643	4,534
Midwest	5,879	5,315	4,694
Central	6,424	5,576	5,212
Southwest	10,237	10,179	7,676
California	6,270	4,931	4,185

	45,630	38,612	32,693

Net new orders — units:
Northeast	4,019	3,197	3,098
Southeast	4,888	3,896	3,541
Florida	8,383	7,045	5,480
Midwest	5,928	5,219	4,466
Central	7,549	5,568	5,222
Southwest	10,723	10,353	8,762
California	6,041	5,298	4,420

	47,531	40,576	34,989

Unit backlog:
Northeast	1,593	1,483	1,535
Southeast	1,580	819	642
Florida	4,085	4,486	3,084
Midwest	1,283	1,234	1,330
Central	2,075	950	958
Southwest	4,902	4,416	4,242
California	2,299	2,528	2,161

	17,817	15,916	13,952

Homebuilding Segment Operations (as restated) (continued)

	Year Ended December 31,
	2005	2004	2003
Controlled Lots:

Northeast	44,088	41,405	33,535
Southeast	31,863	22,926	22,854
Florida	70,434	73,799	48,877
Midwest	36,334	38,578	41,347
Central	39,331	42,572	42,233
Southwest	97,290	82,630	42,513
California	43,275	41,508	27,762

	362,615	343,418	259,121

     Northeast:
     For the year ended December 31, 2005, our Northeast operations contributed positively to our Homebuilding operating results with increased revenues and higher average selling prices and profits compared with 2004 and 2003. During 2005, most of the markets in the Northeast experienced strong demand conditions, particularly in Lehigh Valley and Baltimore, which were offset by increased resale inventories and pricing pressures in Washington D.C. Net new orders increased 26% to 4,019 units for the year ended December 31, 2005 compared with the same period in 2004 while net new orders increased 3% to 3,197 units for the year ended December 31, 2004 compared with the same period in 2003. However, during the fourth quarter of 2005, net new orders decreased 10% to 697 units compared with the fourth quarter of 2004, while during the fourth quarter of 2004 net new orders increased 13% to 778 units compared with the fourth quarter of 2003. For the year ended December 31, 2005, cancellation rates were approximately 14% compared with 11% and 14% for the years ended December 31, 2004 and 2003, respectively. Cancellation rates for the fourth quarter of 2005 increased to 19% compared with 14% and 13% for the same periods in 2004 and 2003. As of December 31, 2005, we had 99 active selling communities, compared with 78 and 69 as of December 31, 2004 and 2003, respectively. In addition, the comparability of our Northeast operations were affected, year over year, by a significant land sale ($19.4 million of income before income taxes) in our Washington D.C. market during the year ended December 31, 2004.
     Southeast:
     During the year ended December 31, 2005, our Southeast operations contributed positively to our Homebuilding operating results with increased revenues and higher average selling prices and profits compared with 2004 and 2003. Most of the markets in the Southeast experienced strong demand conditions during 2005. Additionally, during 2005 we opened several new communities, including two new active adult communities in Atlanta and Raleigh. We expect to open an additional large active adult community in Charlotte during the first quarter of 2006. As of December 31, 2005, we had 64 active selling communities, compared with 74 and 63 as of December 31, 2004 and 2003, respectively. We will be opening replacement communities in the Southeast during 2006. For the year ended December 31, 2005, net new orders increased 25% to 4,888 units compared with the same period in 2004 while net new orders increased 10% to 3,896 units for the year ended December 31, 2004 compared with the same period in 2003. Cancellation rates for the year ended December 31, 2005 were approximately 18%, which was comparable with the same periods in 2004 and 2003. For the fourth quarter and year ended 2005, our Carolina operating results were negatively impacted by $7 million of lot cost adjustments recorded primarily in Hilton Head.

Homebuilding Segment Operations (as restated) (continued)
     Florida:
     During the year ended December 31, 2005, our Florida operations had increased revenues and higher average selling prices and profits compared with the same periods in 2004 and 2003. As of December 31, 2005, we had 73 active selling communities, compared with 65 and 39 as of December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, net new orders increased 19% to 8,383 units compared with 2004, while net new orders increased 29% to 7,045 units for the year ended December 31, 2004 compared with 2003. During the fourth quarter of 2005, net new orders decreased 20% to 1,577 units compared with the prior year quarter, due primarily to a decreased community count of approximately 20% in Tampa and the fact that we are transitioning out of a recently completed active adult community in Ocala. The replacement communities in both of these markets are or will be opening shortly, so the decrease is a timing issue. Additionally, some of our Florida operations are beginning to experience weakened demand for new homes due to excess resale inventories and pricing pressures in Orlando and Naples/Ft. Myers. During the fourth quarter of 2004, net new orders increased 58% to 1,978 units compared with the prior year quarter. At December 31, 2005 unit backlog decreased 9% to 4,085 units compared with the same period in 2004 while at December 31, 2004 unit backlog increased 45% to 4,486 units compared with 2003. Cancellation rates for the year ended December 31, 2005 were approximately 12%, which was comparable with 2004 and 2003. In addition, for the year ended December 31, 2004, our Florida operations were affected by land sales (totaling $14.4 million of income before income taxes), which occurred primarily in our Tampa and Jacksonville markets.

Homebuilding Segment Operations (as restated) (continued)
     Midwest:
     For the year ended December 31, 2005, our Midwest operations realized increased revenues compared with the same periods in 2004 and 2003, primarily due to higher unit settlements. During the year ended December 31, 2005 average selling prices and profits decreased compared with the same period in 2004 while during the year ended December 31, 2004 average selling prices and profits increased compared with the same period in 2003. During 2005, some of our Midwest operations were impacted by weakened demand for new homes due to increased resale home inventories and challenging local economic conditions, especially in Michigan. However, other Midwest operations, such as Illinois, Indianapolis and Ohio experienced solid demand, as evidenced by increased net new orders. For the year ended December 31, 2005, net new orders increased 14% to 5,928 units compared with 2004, while net new orders increased 17% to 5,219 units for the year ended December 31, 2004 compared with 2003. During the fourth quarter of 2005, net new orders increased 11% to 1,240 units compared with the prior year period and during the fourth quarter of 2004, net new orders increased 8% to 1,113 units compared with the prior year period. In 2005, we opened large active adult communities in Detroit and Cleveland which contributed to the 2005 increase in net new orders. Cancellation rates for the year ended December 31, 2005 were approximately 13%, compared with 16% and 14% for the same periods in 2004 and 2003, respectively. For the fourth quarter of 2005, our Midwest operating results were negatively impacted by $4 million of land valuation adjustments recorded in Cleveland. There were no significant land valuation adjustments or write-offs taken during the years ended 2004 and 2003.
     Central:
     For the year ended December 31, 2005, our Central operations realized increased revenues primarily due to higher unit settlements, compared with the same periods in 2004 and 2003. During the year ended December 31, 2005 average selling prices increased compared with the same period in 2004, however, average selling prices decreased for the year ended December 31, 2004 compared with the same period in 2003. For the year ended December 31, 2005, net new orders increased 36% to 7,549 units compared with the same period in 2004, while net new orders increased 7% to 5,568 units for the year ended December 31, 2004 compared with the same period in 2003. During the fourth quarter of 2005, net new orders increased 53% to 1,801 units compared with the prior year period, however, during the fourth quarter of 2004 net new orders decreased 5% to 1,174 units, compared with the prior year period. During 2005, we realized increases in net new orders in Houston and San Antonio as well as Denver, which experienced significant increases from the successful grand opening of a large traditional/active adult community in November 2005. For the year ended December 31, 2005, our Central operations were negatively impacted by a shift in product mix as well as delays in the opening of certain new communities, compared with the prior year periods for 2004 and 2003. Cancellation rates for the year ended December 31, 2005 were approximately 23%, compared with 29% and 28% for the same periods in 2004 and 2003, respectively. For the fourth quarter of 2005, the cancellation rate was 31% compared with 38% and 33% for the same periods in 2004 and 2003, respectively. For both the fourth quarter and year ended December 31, 2005, our Central operating results were negatively impacted by $3.1 million of land valuation adjustments recorded in Kansas City, as well as higher sales incentives offered to homebuyers to reduce spec inventories in San Antonio and Houston. In addition, during the fourth quarter and year ended December 31, 2005, we recorded $2.5 million and $2.8 million, respectively, of net realizable value adjustments for land held for sale, primarily in Houston. There were no significant land valuation adjustments or write-offs taken during the years ended December 31, 2004 and 2003.

Homebuilding Segment Operations (as restated) (continued)
     Southwest:
     During the year ended December 31, 2005, our Southwest operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits compared with 2004 and 2003. For the year ended December 31, 2005, net new orders increased 4% to 10,723 units compared with the same period in 2004 while net new orders increased 6% to 10,353 units for the year ended December 31, 2004 compared with the same period in 2003. During the fourth quarter of 2005, net new orders increased 33% to 2,447 units compared with the prior year period, while net new orders decreased 22% to 1,840 units during the fourth quarter of 2004 compared with the prior year period. As of December 31, 2005, the decrease in Arizona’s active community count, compared with the prior year, is attributable to the close-out of several communities, including a large, established active adult community located in Phoenix. We plan to open two large active adult communities, also located in Phoenix, during the first quarter of 2006 as replacement communities. In the fourth quarter of 2004, we lowered pricing in Las Vegas to better align pricing in our communities with pricing in the market. This action was in response to a period of slow sign-ups and increased cancellation rates, which we attributed to our then above-market pricing. Since the price reductions took effect in the fourth quarter of 2004, our communities in Las Vegas have experienced improved traffic and new order activity. Cancellation rates in the Southwest for the year ended December 31, 2005 were approximately 16%, which was comparable with the same periods in 2004 and 2003. During the fourth quarter of 2005, cancellation rates were 19% compared with 34% and 14% during the same periods in 2004 and 2003, respectively.
     California:
     During the year ended December 31, 2005, our California operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits compared with 2004 and 2003. For the year ended December 31, 2005, net new orders increased 14% to 6,041 units compared with the same period in 2004 while net new orders increased 18% to 5,298 units for the year ended December 31, 2004 compared with 2003. For the fourth quarter of 2005, net new orders decreased 6% to 1,083 units compared with the prior year period, while net new orders remained comparable between the fourth quarter of 2004 and 2003. At December 31, 2005, unit backlog decreased 9% to 2,299 units compared with December 31, 2004, while at December 31, 2004 unit backlog increased 17% to 2,528 units compared with December 31, 2003. During the fourth quarter of 2005, our California operations were impacted by weakened demand for new homes evidenced by increased resale inventories and pricing pressures, especially in Sacramento. In addition, the closeout of a large, successful active adult community which contributed significantly to our operations impacted the California reporting segment during the fourth quarter of 2005 and contributed to the decrease in net new orders, closings and average selling price during this period. Cancellation rates for the current year were approximately 24%, compared with 15% and 13% for the years ended December 31, 2004 and 2003.

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

Financial Services Operations
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

	Years Ended December 31,
	2005	2004	2003
Interest in homebuilding inventory at beginning of year	$223,591	$200,584	$142,984
Interest capitalized into homebuilding inventory	185,792	156,056	136,308
Interest expensed to homebuilding cost of sales	(179,585)	(133,049)	(78,708)

Interest in homebuilding inventory at end of year	$229,798	$223,591	$200,584

Interest incurred *	$234,024	$205,176	$178,952

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

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
     W e also recorded non-cash, after-tax gains of $7.8 million, $10.8 million and $7.9 million, during the third quarter of 2005, 2004 and 2003, respectively, related to the favorable resolution of certain tax matters relating to our former thrift operation, which was discontinued in 1994.
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
     For the year ended December 31, 2005, we recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of our Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, which had previously been reported in other comprehensive income, as well as the write-off of $5.3 million of goodwill related to the 2005 acquisition of the minority shareholder interests. At December 31, 2005, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements, while previously they were included in our Homebuilding operations. Certain amounts previously reported in the 2004 and 2003 financial statements and notes thereto were reclassified to conform to the 2005 presentation.
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

Discontinued Operations (continued)
     Argentina — In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve our overall returns. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in our Consolidated Financial Statements, while previously they were included in our Homebuilding operations.
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
Contractual Obligations and Commercial Commitments
     The following table summarizes our payments under contractual obligations as of December 31, 2005:

	Payments Due by Period
	($000’s omitted)
	Total	2006	2007-2008	2009-2010	After 2010
Contractual obligations:
Long-term debt (a)	$6,333,755	$216,776	$433,552	$814,052	$4,869,375
Operating lease obligations	231,119	52,392	80,035	55,013	43,679
Other long-term liabilities (b)	29,318	18,302	10,006	1,010	—

Total contractual obligations (c)	$6,594,192	$287,470	$523,593	$870,075	$4,913,054

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
     The following table summarizes our other commercial commitments as of December 31, 2005:

	Amount of Commitment Expiration by Period
	($000’s omitted)
	Total	2006	2007-2008	2009-2010	After 2010
Other commercial commitments:
Guarantor revolving credit facilities (a)	$1,660,000	$—	$—	$1,660,000	$—
Non-guarantor revolving credit facilities (c)	990,000	990,000	—	—	—
Standby letters of credit (b)	39,794	39,794	—	—	—

Total commercial commitments (d)	$2,689,794	$1,029,794	$—	$1,660,000	$—

(a)	Includes capacity to issue up to $1.125 billion in standby letters of credit of which $492 million was outstanding at December 31, 2005.

(b)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

(c)	Includes credit facility of $390 million and $600 million asset-backed commercial paper program. The asset-backed commercial paper program was temporarily increased to $600 million from $550 million in December 2005 due to high year-end volume. It was returned to $550 million in January 2006.

(d)	Excludes performance and surety bonds of approximately $1.8 billion, which typically do not have stated expiration dates.

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

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS
     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 1A., Risk Factors, Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).
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
     Restatement
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has expanded its segment disclosure to include seven reportable homebuilding segments for the three years ended December 31, 2005 (see Note 2). This restatement has no impact on the Company’s condensed consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations and related earnings per share amounts or its consolidated statement of cash flows or consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003.
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

1.	Summary of significant accounting policies (continued)
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
     Goodwill
     At December 31, 2005 and 2004, the majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001. All goodwill relates to the Company’s Homebuilding operations, except for $700 thousand, which relates to the Financial Services segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter of 2005 and determined there to be no impairment of goodwill.
     Intangible assets
     Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Company’s Homebuilding operations. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets was $163.5 million and $36.3 million, respectively, at December 31, 2005, and $163.5 million and $28.1 million, respectively, at December 31, 2004. Amortization expense was $8.2 million for the year ended December 31, 2005 and $8.3 million for each of the years ended December 31, 2004 and 2003, respectively. Amortization expense for trademarks and tradenames is expected to be approximately $8.2 million in each of the next 5 years.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to all stock-based employee compensation. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: weighted-average dividend yields of .39%, .33% and .44%, expected volatility of 40.1%, 36.6% and 35.3%, weighted-average risk-free interest rates of 4.6%, 3.80% and 3.57%, and weighted-average expected lives of 5.62 years, 5.92 years and 6.76 years.

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

Homebuilding (continued)

Land held for sale
     At December 31, 2005 and 2004, the Company had approximately $257.7 million and $230.1 million of land held for sale related to its Homebuilding operations. Land held for sale is recorded at the lower of cost or fair value less costs to sell.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2.	Segment information (as restated)
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has restated its segment disclosure to include seven homebuilding reportable segments for the years ended December 31, 2005, 2004 and 2003. The restatement has no impact on the Company’s consolidated balance sheets as of December 31, 2005 and 2004, consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003.
     The Company’s homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Sales of single-family detached homes, as a percentage of total unit sales, decreased to 72% in 2005, from 80% in 2004 and 83% in 2003. This trend can be attributed to an increase in sales of townhouses, condominiums and duplexes, which are most popular among our first-time and active adult homebuyers. Home sale revenues for detached and attached homes were $11.2 billion and $3.2 billion in 2005, $9.2 billion and $1.9 billion in 2004 and $7.1 billion and $1.4 billion in 2003, respectively.
     The Company has determined that its operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. Accordingly, the Company’s reportable homebuilding segments are as follows:

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued) (as restated)
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
     Each reportable segment follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements.

	Operating Data by Segment ($000’s omitted)
	2005	2004	2003
Revenues:
Northeast	$1,868,900	$1,484,042	$1,061,753
Southeast	994,785	776,346	735,960
Florida	2,271,050	1,306,024	966,801
Midwest	1,759,066	1,652,139	1,382,414
Central	1,137,125	979,659	956,901
Southwest	3,277,424	2,979,639	1,982,714
California	3,219,886	2,222,159	1,615,118
Financial Services	161,414	112,719	115,847

Total segment revenues	14,689,650	11,512,727	8,817,508
Corporate and unallocated (a)	4,885	1,749	3,281

Consolidated revenues	$14,694,535	$11,514,476	$8,820,789

Income (loss) from continuing operations before income taxes:
Northeast	$326,399	$267,494	$161,978
Southeast	86,683	53,502	45,580
Florida	475,939	198,975	159,917
Midwest	149,063	175,845	162,846
Central	1,729	45,736	84,053
Southwest	745,163	647,179	287,644
California	654,940	379,765	238,810
Financial Services	70,586	47,429	68,846

Total segment income before income taxes	2,510,502	1,815,925	1,209,674
Corporate and unallocated (b)	(233,488)	(223,601)	(215,666)

Consolidated income from continuing operations before income taxes	$2,277,014	$1,592,324	$994,008

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Corporate and unallocated includes amortization of capitalized interest of $250 million, $212.4 million and $186.3 million for the years ended December 31, 2005, 2004 and 2003 and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued) (as restated)

	Operating Data by Segment ($000’s omitted)
	2005	2004	2003
Depreciation and amortization:
Northeast	$3,382	$2,869	$2,407
Southeast	2,185	1,422	862
Florida	6,737	5,239	3,185
Midwest	2,798	1,459	628
Central	4,272	2,224	1,688
Southwest	7,300	7,178	4,881
California	8,110	4,336	2,485
Financial Services	6,565	5,633	1,749

Total segment depreciation and amortization	41,349	30,360	17,885

Corporate and unallocated (a)	20,163	15,936	21,534

Consolidated depreciation and amortization	$61,512	$46,296	$39,419

(a)	Corporate and unallocated depreciation and amortization includes depreciation of corporate fixed assets and amortization of intangible assets.

	Operating Data by Segment ($000’s omitted)
	2005	2004	2003
Equity income (loss):
Northeast	$1,175	$1,732	$658
Southeast	—	—	—
Florida	—	1,362	499
Midwest	1,310	1,427	1,210
Central	—	—	—
Southwest	20,757	16,603	28,545
California	(539)	(69)	—
Financial Services	726	3,979	4,384

Total segment equity income	23,429	25,034	35,296

Corporate and unallocated (b)	51,921	35,112	3,505

Consolidated equity income	$75,350	$60,146	$38,801

(b)	For the years ended December 31, 2005 and 2004, corporate and unallocated equity income includes approximately $44.2 million and $28.5 million, respectively, of earnings related to the Company’s 50% joint venture that supplies and installs basic building components and operating systems.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued) (as restated)

	Assets	Inventory
As of December 31, 2005:
Northeast	$1,676,368	$1,252,923
Southeast	651,306	572,948
Florida	1,522,628	1,305,645
Midwest	1,030,659	923,893
Central	1,018,036	801,674
Southwest	2,192,893	1,961,703
California	2,126,576	1,721,746
Financial Services	1,052,578	—

Total segment	11,271,044	8,540,532
Corporate and unallocated (a)	1,777,130	215,561

Consolidated	$13,048,174	$8,756,093

As of December 31, 2004:
Northeast	$1,340,857	$1,077,664
Southeast	478,507	386,114
Florida	1,103,298	950,607
Midwest	937,285	853,488
Central	866,091	646,145
Southwest	1,845,324	1,632,583
California	1,732,544	1,484,670
Financial Services	719,505	—

Total segment	9,023,411	7,031,271
Corporate and unallocated (a)	1,383,486	210,079

Consolidated	$10,406,897	$7,241,350

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.
3.	Discontinued operations

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

First Heights (continued)
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
     For the year ended December 31, 2005, the Company recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of its Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, which had previously been reported in other comprehensive income, as well as the write-off of $5.3 million of goodwill related to the January 2005 acquisition of the minority shareholder interests. At December 31, 2005, the Mexico operations have been presented as discontinued operations in the consolidated financial statements, while previously, they were included in the Company’s Homebuilding operations. Certain amounts previously reported in the 2004 and 2003 financial statements and notes thereto were reclassified to conform to the 2005 presentation.
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
     Argentina Operations
     In January 2005, the Company sold all of its Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was the chosen action to improve the Company’s overall returns. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in the consolidated financial statements, while previously they were included in the Company’s Homebuilding operations.
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

Argentina Operations (continued)
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
     For the year ended December 31, 2005, we made additional capital contributions to these joint ventures totaling approximately $124.6 million and received capital distributions from these entities totaling approximately $108 million. At December 31, 2005 and 2004, the Company had approximately $286.6 million and $237.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding operations. A majority of these investments are accounted for under the equity method, except for the Company’s ownership interest in a Mexican mortgage banking company, as described below.
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
     The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2005	2004	2003
Available credit lines at year-end	$1,660,000	$1,310,000	$850,000
Unused credit lines at year-end (a)	$1,168,000	$994,000	$693,000
Maximum amount outstanding at the end of any month (b)	$47,000	$631,000	$—
Average monthly indebtedness (c)	$22,000	$187,000	$2,000
Range of interest rates during the year	3.22 to	2.08 to	2.08 to
	7.00%	5.25%	4.25%
Weighted-average rate at year-end	5.24%	2.91%	2.22%

(a)	Reduced by letters of credit outstanding of $492 million and $316 million at December 31, 2005 and 2004, respectively.

(b)	Excludes letters of credit outstanding of $468 million for 2005 and $309 million for 2004, respectively.

(c)	Excludes letters of credit outstanding, which averaged $389 million and $241 million for 2005 and 2004, respectively.
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
     The following is aggregate borrowing information ($000’s omitted):

	2005	2004	2003
Available credit lines at year-end	$990,000	$940,000	$860,000
Unused credit lines at year-end	$97,000	$324,000	$381,000
Maximum amount outstanding at the end of any month	$893,000	$616,000	$483,000
Average monthly indebtedness	$423,000	$297,000	$391,000
Range of interest rates during the year	0.65 to	0.65 to	0.45 to
	5.12%	3.06%	2.31%
Weighted-average rate at year-end	4.89%	2.82%	1.59%
7.	Shareholders’ equity
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
     A summary of the status of the Company’s stock options for the years ended December 31, 2005, 2004 and 2003 is presented below (000’s omitted except per share data):

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	17,802	$15	21,554	$12	24,577	$9
Granted	2,543	40	2,238	28	4,002	21
Exercised	(3,136)	(10)	(5,181)	(8)	(6,270)	(6)
Forfeited	(359)	(21)	(809)	(15)	(755)	(11)

Outstanding, end of year	16,850	$19	17,802	$15	21,554	$12

Options exercisable at year-end	9,937	$12	9,220	$10	9,437	$8

Weighted-average per share fair value of options granted during the year	$17.31		$11.37		$8.79

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8.	Stock compensation plans and management incentive compensation (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price
$0.01 to $13.00	8,707	5.6	$10	7,859	$10
$13.01 to $20.00	228	6.9	$15	228	$15
$20.01 to $31.00	5,400	8.3	$24	1,706	$22
$31.01 to $41.00	2,515	9.9	$40	144	$39
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
As discussed in Note 2, the accompanying consolidated financial statements have been restated to revise the Company’s segment disclosures.
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
/s/ Ernst & Young LLP
Detroit, Michigan
January 30, 2006, except for Note 2, as to which the date is December 20, 2006

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2005
Homebuilding:
Revenues	$2,486,294	$3,213,430	$3,750,669	$5,077,843	$14,528,236
Cost of sales	1,877,227	2,458,880	2,863,617	3,945,244	11,144,968
Income before income taxes	359,569	499,402	619,392	820,459	2,298,822

Financial Services:
Revenues	$30,276	$36,258	$42,383	$52,497	$161,414
Income before income taxes	10,084	15,526	19,043	25,933	70,586

Other non-operating:
Revenues	$1,248	$1,257	$1,120	$1,260	$4,885
Loss before income taxes	(22,756)	(29,106)	(24,733)	(15,799)	(92,394)

Consolidated results:
Revenues	$2,517,818	$3,250,945	$3,794,172	$5,131,600	$14,694,535
Income from continuing operations before income taxes	346,897	485,822	613,702	830,593	2,277,014
Income taxes	129,350	180,635	231,285	298,856	840,126
Income from continuing operations	217,547	305,187	382,417	531,737	1,436,888
Income (loss) from discontinued operations (a),(b)	695	(1,476)	13,004	42,802	55,025
Net income	$218,242	$303,711	$395,421	$574,539	$1,491,913

Per share data (c):
Basic:
Income from continuing operations	$.85	$1.19	$1.49	$2.08	$5.62
Income (loss) from discontinued operations (a),(b)	—	(.01)	.05	.17	.22
Net income	$.86	$1.19	$1.54	$2.25	$5.84
Weighted-average common shares outstanding	254,868	255,874	256,081	255,139	255,492
Assuming dilution:
Income from continuing operations	$.83	$1.16	$1.45	$2.03	$5.47
Income (loss) from discontinued operations (a),(b)	—	(.01)	.05	.16	.21
Net income	$.83	$1.15	$1.50	$2.19	$5.68
Adjusted weighted-average common shares and effect of dilutive securities	262,753	263,677	263,908	262,443	262,801

(a)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(b)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2004
Homebuilding:
Revenues	$1,965,682	$2,450,473	$2,885,121	$4,098,732	$11,400,008
Cost of sales	1,535,936	1,907,839	2,204,210	3,141,155	8,789,140
Income before income taxes	222,418	318,422	429,918	664,822	1,635,580

Financial Services:
Revenues	$24,572	$23,874	$27,706	$36,567	$112,719
Income before income taxes	10,089	8,369	11,294	17,677	47,429

Other non-operating:
Revenues	$897	$562	$125	$165	$1,749
Loss before income taxes	(20,228)	(23,868)	(24,570)	(22,019)	(90,685)

Consolidated results:
Revenues	$1,991,151	$2,474,909	$2,912,952	$4,135,464	$11,514,476
Income from continuing operations before income taxes	212,279	302,923	416,642	660,480	1,592,324
Income taxes	80,365	114,941	158,153	245,292	598,751
Income from continuing operations	131,914	187,982	258,489	415,188	993,573
Income (loss) from discontinued operations (a),(b)	(285)	(379)	11,447	(17,815)	(7,032)
Net income	$131,629	$187,603	$269,936	$397,373	$986,541

Per share data (c):
Basic:
Income from continuing operations	$.53	$.74	$1.02	$1.63	$3.93
Income (loss) from discontinued operations (a),(b)	—	—	.05	(.07)	(.03)
Net income	$.53	$.74	$1.07	$1.56	$3.91
Weighted-average common shares outstanding	250,602	252,508	253,133	254,214	252,590
Assuming dilution:
Income from continuing operations	$.51	$.73	$.99	$1.59	$3.82
Income (loss) from discontinued operations (a),(b)	—	—	.04	(.07)	(.03)
Net income	$.51	$.73	$1.03	$1.52	$3.79
Adjusted weighted-average common shares and effect of dilutive securities	257,658	258,711	260,970	261,412	260,234

(a)	In January 2005, the Company sold all of its Argentina operations. For all periods reported, the Argentina operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(b)	In December 2005, the Company sold substantially all of its Mexico homebuilding operations. For all periods reported, the Mexico homebuilding operations have been presented as discontinued operations (see Note 3 of our Consolidated Financial Statements).

(c)	All share and per share amounts have been restated to retroactively reflect the two-for-one stock splits which were distributed to shareholders on September 1, 2005 and January 2, 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     This Item is not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2005.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:
(1)	Financial Statements
(2)	Financial Statement Schedule

All schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with this Report or incorporated by reference:
Exhibit Number and Description

(2) and (10)	(a)	Plan and Agreement of merger dated as of April 30, 2001, among Del Webb Corporation, Pulte Corporation and Pulte Acquisition Corporation (Incorporated by reference to Exhibit 2.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 of our Current Report on Form 8-K dated October 20, 1995).

	(b)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated October 6, 1997)

	(c)	Indenture Supplement dated as of March 20, 1998, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 24, 1998)

	(d)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 3, 1999)

(4)	(e)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(j) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(f)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(g)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(m) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(h)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(j)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(p) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(k)	Indenture Supplement dated July 9, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(l)	Indenture Supplement dated February 10, 2005, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(m)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative (Incorporated by reference to Exhibit 4.23 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(n)	Form of Pulte Homes, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 4.32 of our Registration Statement on Form S-3, Registration No. 333-86806)

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with the Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

(10)	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(e)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(f)	Credit Agreement among Pulte Homes, Inc. as Borrower, the Lenders Identified Herein, and Bank One, NA, as Administrative Agent, dated as of October 1, 2003 (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(g)	Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified Herein, Bank One, NA, as Administrative Agent, and Citicorp North America, INC., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Comerica Bank Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, SunTrust Bank, The Royal Bank of Scotland PLC, UBS Loan Finance LLC and Wachovia Bank, National Association, as Documentation Agents and Bank of America, N.A. Calyon New York Branch, Guaranty Bank, Mizuho Corporate Bank, LTD., PNC Bank, National Association, and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch as Managing Agents and Fifth Third Bank, Eastern Michigan, Standard Federal Bank N.A., and Washington Mutual Bank, FA as Co-Agents dated as of September 16, 2004 and J.P. Morgan Securities Inc., as Lead Arranger and Sole Bookrunner (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(h)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Second Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified therein, JP Morgan Chase Bank, NA, as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Comerica Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, The Royal Bank of Scotland PLC, Suntrust Bank, UBS Loan Finance LLC, and Wachovia Bank, National Association, as Documentation Agents and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, Bank of America, N.A., Guaranty Bank, Lloyds TSB Bank PLC, Mizuho Corporate Bank, Ltd., and PNC Bank, National Association as Managing Agents and LaSalle Bank National Association, Washington Mutual Bank, AmSouth Bank, Fifth Third Bank, A Michigan Bank Corporation, and U.S. Bank, National Association, as Co-Agents dated as of October 31, 2005 (Incorported by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

	(j)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

	(k)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66286)

	(l)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(m)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(10)	(n)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

	(o)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(p)	Del Webb Corporation Director Stock Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(q)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(r)	Del Webb Corporation 1995 Director Stock Plan (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(s)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(t)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(u)	Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(v)	Fourth Amended and Restated Security and Collateral Agency Agreement, dated as of June 30, 2004, by and among Pulte Mortgage, LLC, Bank One, NA (Incorporated by reference to Exhibit 10(v) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(w)	Amendment One to the Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(x)	Fifth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, The Lenders Party thereto, and Bank One, NA, As Administrative Agent and Bank One Capital Markets, Inc. As Lead Arranger and Sole Book Runner And LaSalle Bank National Association, As Collateral Agent dated as of June 30, 2004 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

	(y)	Amendment For A Permanent Increase To The Aggregate Commitment to the Fifth Amended and Restated Revolving Credit Agreement made as of July 30, 2004 by and among Pulte Mortgage LLC, Bank One, NA, as agent under the “Credit Agreement” and SunTrust Bank and The Bank of Tokyo-Mitsubishi, LTD., Chicago Branch (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

	(z)	Second Amended and Restated Loan Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, La Fayette Asset Securitization Corporation, Calyon New York Branch, JP Morgan Chase Bank, NA, Lloyds TSB Bank PLC and Pulte Mortgage, LLC (Incorporated by reference to Exhibit 10(z) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(aa)	Second Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 19, 2005, between Pulte Mortgage, LLC, and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10(aa) of our Annual Report on Form 10-K for the year ended December 31, 2005)

(10)	(ab)	Second Amended and Restated Collateral Agency Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Calyon New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(ab) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ac)	Second Amendment to the Fifth Amended and Restated Revolving Credit Agreement, dated as of December 27, 2005, by and among Pulte Mortgage, LLC and JP Morgan Chase Bank, NA (Incorporated by reference to Exhibit 10(ac) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ad)	Omnibus Amendment, dated as of December 27, 2005, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ad) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ae)	Second Omnibus Amendment, dated as of January 12, 2006, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitzation Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitzation Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ae) of our Annual Report on Form 10-K for the year ended December 31, 2005)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2005 (Incorporated by reference to Exhibit 12 of our Annual Report on Form 10-K for the year ended December 31, 2005)

(21)		Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 of our Annual Report on Form 10-K for the year ended December 31, 2005)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation (Incorporated by reference to Exhibit 99(a) of our Annual Report on Form 10-K for the year ended December 31, 2001)

	(b)	Agreement dated October 6, 2004, between Pulte Homes, Inc. and Leo J. Taylor (Incorporated by reference to Exhibit 99.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTE HOMES, INC.
(Registrant)

Date: December 22, 2006	By:	/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.		Exhibit Description

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)