Form 10-Q/A
period 2006-03-31
PULTE HOMES INC/MI/
filed 2006-12-22
CIK 822416

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

PULTE HOMES, INC.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2006
Explanatory Paragraph
     This Form 10-Q/A for the quarterly period ended March 31, 2006 is filed for the purpose of restating Note 2 in our Notes to Condensed Consolidated Financial Statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The restatement has expanded our reportable segment footnote disclosure related to our homebuilding operations and does not affect our condensed consolidated balance sheets at March 31, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the quarter ended March 31, 2006 and 2005. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement.
     For ease of reference, this Form 10-Q/A restates the Form 10-Q for the quarterly period ended March 31, 2006 in its entirety, except for certain exhibits, which have been incorporated by reference. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Form 10-Q except to give effect to the restatement discussed in Note 2 in our Notes to Condensed Consolidated Financial Statements and the discussion included within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Form 10-Q/A contains forward-looking information which has not yet been updated for events subsequent to the date of the original filing. Accordingly, we direct you to our SEC filings made subsequent to the original filing date for additional information.

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
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
Revenues:
Homebuilding	$2,914,752	$2,486,294
Financial Services	44,857	30,276
Other non-operating	2,967	1,248

Total revenues	2,962,576	2,517,818

Expenses:
Homebuilding, principally cost of sales	2,538,385	2,140,196
Financial Services	27,240	21,518
Other non-operating, net	12,350	24,004

Total expenses	2,577,975	2,185,718

Other income:
Gain on sale of equity investment	31,635	—
Equity income	1,308	14,797

Income from continuing operations before income taxes	417,544	346,897
Income taxes	154,899	129,350

Income from continuing operations	262,645	217,547
Income from discontinued operations	—	695

Net income	$262,645	$218,242

Per share data:
Basic:
Income from continuing operations	$1.04	$.85
Income from discontinued operations	—	—

Net income	$1.04	$.86

Assuming dilution:
Income from continuing operations	$1.01	$.83
Income from discontinued operations	—	—

Net income	$1.01	$.83

Cash dividends declared	$.04	$.025

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,684	254,868
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	7,054	7,885

Adjusted weighted-average common shares and effect of dilutive securities	260,738	262,753

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2005.
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
Segment Information (as Restated)
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended March 31, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has restated its segment disclosure to include seven reportable homebuilding segments for the three months ended March 31, 2006 and 2005 (see Note 2). The restatement has no impact on the Company’s condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, or its consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or its consolidated statements of shareholders’ equity for the three months ended March 31, 2006 and 2005.

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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based employee compensation for the three months ended March 31, 2005:

Three Months Ended
March 31, 2005
Net income, as reported ($000’s omitted)	$218,242

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects ($000’s omitted)	5,195

Deduct: Total stock-based employee compensation expense determined under fair value under SFAS 123(R) based method for all awards, net of related tax effects ($000’s omitted)	(5,323)

Pro forma net income ($000’s omitted)	$218,114

Earnings per share:
Basic-as reported	$0.86

Basic-pro forma	$0.86

Diluted-as reported	$0.83

Diluted-pro forma	$0.83

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies (Continued)

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (as restated)
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended March 31, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of SFAS 131. The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has restated its segment disclosure to include seven reportable homebuilding segments for the three months ended March 31, 2006 and 2005. The restatement has no impact on the Company’s condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or its consolidated statements of shareholders’ equity for the three months ended March 31, 2006 and 2005.
     The Company’s homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of its homebuilding operations. Accordingly, the Company’s reportable homebuilding segments are as follows:

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (as restated) (continued)
     Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K/A.

	Operating Data by Segment ($000’s omitted)
	For The Three Months Ended
	March 31,
	2006	2005
Revenues:
Northeast	$353,788	$257,766
Southeast	224,463	188,254
Florida	505,875	383,167
Midwest	229,463	246,854
Central	268,911	146,689
Southwest	692,860	688,908
California	639,392	574,656

Financial Services	44,857	30,276

Total segment revenues	2,959,609	2,516,570

Corporate and unallocated (a)	2,967	1,248

Consolidated revenues	$2,962,576	$2,517,818

Income (loss) from continuing operations before income taxes:
Northeast	$35,683	$28,379
Southeast	11,875	12,492
Florida	114,210	66,564
Midwest	(482)	4,588
Central	6,587	(5,919)
Southwest	145,311	153,765
California	97,248	117,090
Financial Services	49,344	10,084

Total segment income before income taxes	459,776	387,043

Corporate and unallocated (b)	(42,232)	(40,146)

Consolidated income from continuing operations before income taxes	$417,544	$346,897

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Corporate and unallocated includes amortization of capitalized interest of $41.2 million and $30.5 million for the three months ended March 31, 2006 and 2005 and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (as restated) (continued)

	Operating Data by Segment ($000’s omitted)
	Assets	Inventory
As of March 31, 2006:
Northeast	$1,720,266	$1,299,401
Southeast	750,995	672,942
Florida	1,693,822	1,469,728
Midwest	1,065,737	962,043
Central	1,097,291	877,780
Southwest	2,595,478	2,340,246
California	2,247,863	1,919,366
Financial Services	588,860	—

Total segment	11,760,312	9,541,506
Corporate and unallocated (a)	942,704	249,796

Consolidated	$12,703,016	$9,791,302

As of December 31, 2005:
Northeast	$1,676,368	$1,252,923
Southeast	651,306	572,948
Florida	1,522,628	1,305,645
Midwest	1,030,659	923,893
Central	1,018,036	801,674
Southwest	2,192,893	1,961,703
California	2,126,576	1,721,746
Financial Services	1,052,578	—

Total segment	11,271,044	8,540,532
Corporate and unallocated (a)	1,777,130	215,561

Consolidated	$13,048,174	$8,756,093

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.	Inventory
          Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2006	2005
Homes under construction	$3,750,029	3,136,708
Land under development	5,465,241	4,844,913
Land held for future development	576,032	774,472

Total	$9,791,302	$8,756,093

4.	Investments in unconsolidated entities
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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and accompanying notes included in Item 1 of this Form 10-Q/A and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K/A for our fiscal year ended December 31, 2005.
     As discussed in Note 2 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended March 31, 2006, we expanded our disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We had historically aggregated our homebuilding operating segments into a single reportable segment, but have restated our segment disclosure to include seven homebuilding reportable segments for the three months ended March 31, 2006 and 2005 (see Note 2). The restatement has no impact on our condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the three months ended March 31, 2006 and 2005. Our Homebuilding Segment Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. We have amended our Annual Report on Form 10-K for the year ended December 31, 2005 for the related impact of this restatement.
Overview
     A summary of our operating results for the three months ended March 31, 2006 and 2005 is as follows ($000’s omitted):

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

Overview (continued)
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

Homebuilding Operations
     The following table presents a summary of pre-tax income and unit information for our Homebuilding operations for the three months ended March 31, 2006 and 2005 ($000’s omitted):

	Three Months Ended
	March 31,
	2006	2005
Home sale revenue (settlements)	$2,888,834	$2,462,109
Land sale revenue	25,918	24,185
Home cost of sales (a)	(2,225,966)	(1,856,468)
Land cost of sales	(21,143)	(20,759)
Selling, general and administrative expense	(284,749)	(254,431)
Equity income	1,216	13,471
Other income (expense), net	(6,527)	(8,538)

Pre-tax income	$377,583	$359,569

Unit settlements	8,602	8,019
Average selling price	$336	$307
Net new orders — units	10,725	12,067
Net new orders — dollars	$3,683,000	$3,833,000
Backlog at March 31:
Units	19,940	19,964
Dollars	$7,096,000	$6,525,000

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $41.2 million for the three months ended March 31, 2006 and $30.5 million for the three months ended March 31, 2005, has been included as part of homebuilding cost of sales.
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
     The decrease in equity income of $12.3 million for the three months ended March 31, 2006 compared with the same period in the prior year is the result of our acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition we own 100% of this entity, which is consolidated in our financial statements. For the quarter ended March 31, 2005, earnings from this investment were recorded in equity income.

Homebuilding Operations (continued)
Unit settlements increased 7% for the three months ended March 31, 2006, to 8,602 units, over the same period in 2005. The average selling price for homes closed increased 9% to $336,000 for the three months ended March 31, 2006 compared with the same period in 2005. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. For the three months ended March 31, 2006, unit net new orders decreased 11% to 10,725 units, compared with the same period in 2005. Net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have affected demand for new homes. Cancellation rates for the quarter were approximately 28%, compared with 15% for the same period in 2005. The dollar value of net new orders decreased 4% for the three months ended March 31, 2006, compared with the same period in 2005, as selling prices remained stable or increased in many of our markets. For the quarter ended March 31, 2006, we had 692 active selling communities, an increase of 8% from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 19,940 units at March 31, 2006. The dollar value of backlog was up 9% to $7.1 billion.
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

Homebuilding Segment Operations (as restated)
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which have been aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 53 markets, located throughout 27 states and have presented our reportable homebuilding segments as follows:

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

Homebuilding Segment Operations (as restated) (continued)
     The following table presents selected financial information for our homebuilding reportable segments:

	Three Months Ended
	March 31,
	2006	2005
Home sale revenue (settlements) ($000’s omitted):
Northeast	$353,788	$257,708
Southeast	224,463	167,281
Florida	505,315	383,167
Midwest	228,163	246,854
Central	244,854	143,832
Southwest	692,860	688,611
California	639,391	574,656

	$2,888,834	$2,462,109

Income (loss) before income taxes ($000’s omitted):
Northeast	$35,683	$28,379
Southeast	11,875	12,492
Florida	114,210	66,564
Midwest	(482)	4,588
Central	6,587	(5,919)
Southwest	145,311	153,765
California	97,248	117,090
Unallocated	(32,849)	(17,390)

	$377,583	$359,569

Unit settlements:
Northeast	716	538
Southeast	875	757
Florida	1,629	1,574
Midwest	749	869
Central	1,366	854
Southwest	2,026	2,244
California	1,241	1,183

	8,602	8,019

Net new orders — units:
Northeast	728	1,028
Southeast	1,573	1,280
Florida	1,802	2,437
Midwest	1,211	1,454
Central	1,692	1,531
Southwest	2,428	2,921
California	1,291	1,416

	10,725	12,067

Unit backlog:
Northeast	1,605	1,973
Southeast	2,278	1,342
Florida	4,258	5,349
Midwest	1,745	1,819
Central	2,401	1,627
Southwest	5,304	5,093
California	2,349	2,761

	19,940	19,964

Homebuilding Segment Operations (as restated) (continued)

	As of	As of
	March 31, 2006	December 31, 2005
Controlled Lots:

Northeast	45,720	44,088
Southeast	29,526	31,863
Florida	67,041	70,434
Midwest	35,003	36,334
Central	36,290	39,331
Southwest	99,492	97,290
California	43,836	43,275

	356,908	362,615

     Northeast:
     During the first quarter of 2006, our Northeast operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits, compared with the prior year period. Unit net new orders for the quarter and unit backlog at quarter end decreased from the prior year quarter, as increased resale home inventories in the Northeast resulted in weakened demand for new homes due to potential buyers’ inability to sell their existing homes and unwillingness to make a commitment on a new home. Additionally, operating results in the Northeast were negatively impacted by increased sales incentives offered to homebuyers in an effort to increase net new orders and reduce spec inventories. Unit cancellations for the first quarter of 2006 increased 15% to 156 units, compared with the same period in 2005. Reduced new order sign-up activity and higher unit cancellations resulted in a higher overall cancellation rate. For the first quarter of 2006, cancellation rates were approximately 18% compared with 12% for the same period in 2005, with the highest cancellation rates occurring in New England, Metro New York/New Jersey, Delaware Valley and Maryland.
     Southeast:
     During the first quarter of 2006, our Southeast operations realized increased revenues from higher average selling prices and settlements, compared with the prior year quarter. For the three months ended March 31, 2006, net new orders increased 23% to 1,573 units compared with the prior year quarter due to the successful grand opening of a large, active adult community located in Charlotte and strong demand throughout the Southeast. Cancellation rates for the quarter were approximately 15% and remained comparable with the same period in 2005. During the first quarter of 2006, our Southeast operations were negatively impacted by increased selling incentives and broker commissions offered to reduce spec inventories and increased selling, general and administrative expenses associated with the grand opening of our active adult communities.
     Florida:
     During the first quarter of 2006, our Florida operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits, compared with the prior year period. Recently, Florida has experienced higher cancellation rates and pricing pressures associated with excess inventories and aggressive sales incentives offered by competitors. Accordingly, our Florida operations are experiencing weakened demand for new homes, especially in Orlando and Naples/Ft. Myers where many of our communities are marketed to seasonal and second home buyers who are delaying a discretionary purchase until market conditions improve. For the three months ended March 31, 2006, net new orders decreased 26% to 1,802 units compared with the same period in 2005. For the first quarter of 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. Cancellation rates for the quarter were approximately 18% compared with 11% for the same period in 2005.

Homebuilding Segment Operations (as restated) (continued)
     Midwest:
     The Midwest operations were impacted by weakened demand for new homes due to increased resale home inventories and challenging local economic conditions, especially in Michigan. For the three months ended March 31, 2006, net new orders decreased 17% to 1,211 units compared with the same period in 2005. Cancellation rates for the first quarter of 2006 were approximately 12% compared with 11% for the same period in 2005. For the three months ended March 31, 2006, operating results were negatively impacted by increased sales incentives offered to homebuyers in an effort to increase net new orders and reduce spec inventories. Selling, general and administrative expenses decreased during the first quarter of 2006 as we began to align our operations to meet changing market conditions.
     Central:
     During the first quarter of 2006, our Central operations had increased revenues and higher average selling prices and profits, compared with the prior year period. The Central operations experienced an 11% increase in net new orders to 1,692 units for the first quarter of 2006, compared with the same period in 2005, which was largely attributable to the grand opening of an active adult community in Dallas as well as increased incentives offered to homebuyers to reduce spec inventories in San Antonio. Unit cancellations for the first quarter of 2006 increased 60% to 570 units, compared with the same period in 2005, which resulted in a higher overall cancellation rate. The cancellation rate for the quarter was 25% compared with 19% for the first quarter of 2005. During the first quarter of 2006, our Central operations were positively impacted by land sale gains of $4.6 million which occurred primarily in Dallas and Houston. There were no significant land sale gains realized in the prior year quarter.
     Southwest:
     During the first quarter of 2006, our Southwest operations experienced weakened demand, compared with the same period in 2005, which was largely attributable to a significant increase in resale home inventories throughout the Southwest. While the underlying economies in the Southwest are strong, customers are experiencing less certainty with respect to price appreciation and their ability to sell their existing homes, making them reluctant to commit to the purchase of a new home. Net new orders for the first quarter of 2006 decreased 17% to 2,428 units, compared with the same period in 2005. Unit cancellations for the first quarter of 2006 increased 52% to 864 units, compared with the same period in 2005. For the three months ended March 31, 2006, the cancellation rate was 26% compared with 16% for the same period in 2005, with a majority of the increase in current period cancellations occurring in Phoenix and Las Vegas. During the first quarter of 2006, our Southwest operations were negatively impacted by increased incentives offered to homebuyers as well as the impact of community turnover and replacement community product mix. However, the decrease in operating results for the Southwest segment was partially offset during the first quarter by our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems in both Arizona and Nevada. During 2005, income from this entity was recorded as equity income and had no impact on segment pre-tax income.
     California:
     Our California operations were impacted by weakened demand for new homes, especially in Sacramento, which has experienced a significant increase in resale home inventories. In addition, the closeout of a large, successful community which contributed significantly to our operations during 2005 impacted the California reporting segment during the first quarter of 2006 and resulted in a decrease in net new orders. Accordingly, net new orders for the first quarter of 2006 decreased 9% to 1,291. Cancellation rates were approximately 30% and 28% for the three months ended March 31, 2006 and 2005, respectively. Our California operating results were also negatively impacted during the first quarter of 2006 by an increase in incentives and broker commissions used to increase new home sales, especially in Sacramento.

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
     Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2006.
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

					(d)
					Approximate dollar
				(c)	value of shares
				Total number of	that may yet be
	(a)		(b)	shares purchased	purchased under
	Total Number		Average	as part of publicly	the plans or
	of shares		price paid	announced plans	programs
	purchased		per share	or programs	($000’s omitted)
January 1, 2006 through January 31, 2006	18,510	(2)	$39.97	—	$195,550	(1)

February 1, 2006 through February 28, 2006	673,700	(2)	$37.92	632,500	$195,550	(1)

March 1, 2006 through March 31, 2006	619,000		$37.82	619,000	$172,140	(1)

Total	1,311,210		$37.90	1,251,500

(1)	Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 7,372,300 shares for a total of $227.9 million.

(2)	During January and February 2006, 59,710 shares were surrendered by employees for payment of taxes related to vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description

3(a)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(a)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(b)	Pulte Homes, Inc. Income Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(c)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005) (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Date: December 22, 2006

EXHIBIT INDEX

Exhibit
Number	Description

3(a)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(a)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(b)	Pulte Homes, Inc. Income Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

10(c)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005) (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934