Form 10-Q/A
period 2006-06-30
PULTE HOMES INC/MI/
filed 2006-12-22
CIK 822416

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

PULTE HOMES, INC.

PULTE HOMES, INC.
FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2006
Explanatory Paragraph
     This Form 10-Q/A for the quarterly period ended June 30, 2006 is filed for the purpose of restating Note 2 in our Notes to Condensed Consolidated Financial Statements in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The restatement has expanded our reportable segment footnote disclosure related to our homebuilding operations and does not affect our condensed consolidated balance sheets at June 30, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and six months ended June 30, 2006 and 2005, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the six months ended June 30, 2006 and 2005. Conforming changes have been made to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A. See Note 2 in the Notes to Condensed Consolidated Financial Statements for further information relating to the restatement.
     For ease of reference, this Form 10-Q/A restates the Form 10-Q for the quarterly period ended June 30, 2006 in its entirety, except for certain exhibits, which have been incorporated by reference. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Form 10-Q except to give effect to the restatement discussed in Note 2 in our Notes to Condensed Consolidated Financial Statements and the discussion included within Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. As a result, this Form 10-Q/A contains forward-looking information which has not yet been updated for events subsequent to the date of the original filing. Accordingly, we direct you to our SEC filings made subsequent to the original filing date for additional information.

PULTE HOMES, INC
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
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Homebuilding	$3,318,055	$3,213,430	$6,232,807	$5,699,724
Financial services	40,467	36,258	85,324	66,534
Other non-operating	445	1,257	3,412	2,505

Total revenues	3,358,967	3,250,945	6,321,543	5,768,763

Expenses:
Homebuilding, principally cost of sales	2,935,896	2,737,434	5,474,281	4,877,630
Financial Services	25,536	21,174	52,776	42,692
Other non-operating, net	8,598	30,363	20,948	54,367

Total expenses	2,970,030	2,788,971	5,548,005	4,974,689

Other income:
Gain on sale of equity investment	—	—	31,635	620
Equity income (loss)	(1,212)	23,848	96	38,025

Income from continuing operations before income taxes	387,725	485,822	805,269	832,719

Income taxes	143,873	180,635	298,772	309,985

Income from continuing operations	243,852	305,187	506,497	522,734

Loss from discontinued operations	(833)	(1,476)	(833)	(781)

Net income	$243,019	$303,711	$505,664	$521,953

Per share data:
Basic:
Income from continuing operations	$.97	$1.19	$2.00	$2.05
Loss from discontinued operations	—	(.01)	—	—

Net income	$.96	$1.19	$2.00	$2.04

Assuming dilution:
Income from continuing operations	$.94	$1.16	$1.95	$1.99
Loss from discontinued operations	—	(.01)	—	—

Net income	$.94	$1.15	$1.95	$1.98

Cash dividends declared	$.04	$.025	$.08	$.05

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,618	255,874	253,148	255,373
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	6,329	7,803	6,704	7,880

Adjusted weighted-average common shares and effect of dilutive securities	258,947	263,677	259,852	263,253

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
Segment Information (as Restated)
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended June 30, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has restated its segment disclosure to include seven reportable homebuilding segments for the three and six months ended June 30, 2006 and 2005 (see Note 2). The restatement has no impact on the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, or its consolidated statements of operations and related earnings per share amounts for the three and six months ended June 30, 2006 and 2005, consolidated statements of cash flows or its consolidated statements of shareholders’ equity for the six months ended June 30, 2006 and 2005.

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
     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123. Grants made prior to January 1, 2003 were accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. With the exception of certain variable stock option grants, no stock-based employee compensation cost was reflected in net income for grants made prior to January 1, 2003, as all options granted in those years had an exercise price equal to the market value of the underlying common stock on the date of grant.
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

	Weighted-average assumptions
	Six Months Ended June 30,
	2006	2005
Expected life of options in years	5.2	6.1 - 6.2
Expected stock price volatility	34%	35.3% - 36.0%
Expected dividend yield	0.4%	0.23% - 0.27%
Risk-free interest rate	5.1%	3.9% - 4.2%
Fair value per option granted	$14.47 - $14.85	$12.89 - $15.95
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

PULTE HOMES, INC
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
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a significant impact on its consolidated financial statements.
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
     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarterly period ended June 30, 2006, the Company expanded its disclosure of reportable segments in accordance with the provisions of SFAS 131. The Company had historically aggregated its homebuilding operating segments into a single reportable segment, but has restated its segment disclosure to include seven reportable homebuilding segments for the three and six months ended June 30, 2006 and 2005. The restatement has no impact on the Company’s condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and six months ended June 30, 2006 and 2005, consolidated statements of cash flows or its consolidated statements of shareholders’ equity for the six months ended June 30, 2006 and 2005.
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
Georgia, North Carolina South Carolina, Tennessee

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
     Each reportable segment follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K/A.

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Northeast	$391,373	$384,543	$745,161	$642,309
Southeast	299,201	234,744	523,664	422,998
Florida	577,178	522,514	1,083,053	905,681
Midwest	275,003	326,134	504,466	572,988
Central	330,781	250,818	599,692	397,507
Southwest	842,789	766,265	1,535,649	1,455,173
California	601,730	728,412	1,241,122	1,303,068
Financial Services	40,467	36,258	85,324	66,534

Total segment revenues	3,358,522	3,249,688	6,318,131	5,766,258

Corporate and unallocated (a)	445	1,257	3,412	2,505

Consolidated revenues	$3,358,967	$3,250,945	$6,321,543	$5,768,763

Income (loss) from continuing operations before income taxes:
Northeast	$46,733	$58,771	$82,416	$87,150
Southeast	22,477	19,791	34,352	32,283
Florida	132,062	100,786	246,272	167,350
Midwest	(7,265)	19,332	(7,747)	23,920
Central	(9,312)	6,123	(2,725)	204
Southwest	180,390	184,403	325,701	338,168
California	72,837	149,544	170,085	266,634
Financial Services	15,056	15,526	64,400	25,610

Total segment income before income taxes	452,978	554,276	912,754	941,319

Corporate and unallocated (b)	(65,253)	(68,454)	(107,485)	(108,600)

Consolidated income from continuing operations before income taxes	$387,725	$485,822	$805,269	$832,719

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Corporate and unallocated includes amortization of capitalized interest of $55.9 million and $41.1 million for the three months ended June 30, 2006 and 2005 and $97.1 million and $71.6 million for the six months ended June 30, 2006 and 2005 and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (as restated) (continued)

	Valuation Adjustments and Write-Offs by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Land and community valuation adjustments:
Northeast	$—	$—	$—	$—
Southeast	—	—	—	—
Florida	—	—	—	—
Midwest	8,014	—	8,072	—
Central	1,306	164	1,306	608
Southwest	—	—	—	—
California	—	—	—	—
Corporate and unallocated	—	—	—	—

Total valuation adjustments (a)	$9,320	$164	$9,378	$608

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$—	$—	$—	$—
Southeast	—	14	—	14
Florida	—	—	—	—
Midwest	5,660	—	5,660	—
Central	16,253	159	16,265	159
Southwest	125	—	125	—
California	—	—	—	—
Corporate and unallocated	—	—	—	—

Total NRV adjustments — land held for sale (a)	$22,038	$173	$22,050	$173

Write-off of deposits and pre-acquisition costs:
Northeast	$3,474	$524	$4,205	$1,555
Southeast	1,400	763	1,451	1,049
Florida	1,123	143	1,330	179
Midwest	6,047	370	8,465	1,155
Central	2,991	206	3,129	360
Southwest	6,983	597	7,393	1,141
California	9,162	365	9,851	741
Corporate and unallocated	(370)	(384)	74	(456)

Total write-off of deposits and pre-acquisition costs (a)	$30,810	$2,584	$35,898	$5,724

(a)	During the second quarter of 2006, the Company recorded $62.2 million of valuation adjustments to land inventory ($9.3 million) and land held for sale ($22 million) and charges for the write-off of deposits and pre-acquisition costs ($30.8 million). For the six months ended June 30, 2006, the Company recorded $67.3 million of valuation adjustments to land inventory ($9.4 million) and land held for sale ($22.1 million) and charges for the write-off of deposits and pre-acquisition costs ($35.9 million).

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (as restated) (continued)

	Assets	Inventory
As of June 30, 2006:
Northeast	$1,818,838	$1,355,890
Southeast	810,298	731,000
Florida	1,872,462	1,664,448
Midwest	1,138,640	1,040,671
Central	1,132,637	909,293
Southwest	2,944,511	2,630,827
California	2,376,821	2,085,121
Financial Services	591,893	—

Total segment	12,686,100	10,417,250
Corporate and unallocated (a)	937,593	259,102

Consolidated	$13,623,693	$10,676,352

As of December 31, 2005:
Northeast	$1,676,368	$1,252,923
Southeast	651,306	572,948
Florida	1,522,628	1,305,645
Midwest	1,030,659	923,893
Central	1,018,036	801,674
Southwest	2,192,893	1,961,703
California	2,126,576	1,721,746
Financial Services	1,052,578	—

Total segment	11,271,044	8,540,532
Corporate and unallocated (a)	1,777,130	215,561

Consolidated	$13,048,174	$8,756,093

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.
3.	Inventory
     Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30,	December 31,
	2006	2005
Homes under construction	$4,464,413	3,136,708
Land under development	5,532,265	4,844,913
Land held for future development	679,674	774,472

Total	$10,676,352	$8,756,093

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.	Investments in unconsolidated entities
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
     As discussed in Note 2 to the condensed consolidated financial statements, subsequent to the issuance of our condensed consolidated financial statements for the quarterly period ended June 30, 2006, we expanded our disclosure of reportable segments in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” We had historically aggregated our homebuilding operating segments into a single reportable segment, but have restated our segment disclosure to include seven homebuilding reportable segments for the three and six months ended June 30, 2006 and 2005 (see Note 2). The restatement has no impact on our condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005, consolidated statements of operations and related earnings per share amounts for the three and six months ended June 30, 2006 and 2005, consolidated statements of cash flows or consolidated statements of shareholders’ equity for the six months ended June 30, 2006 and 2005. Our Homebuilding Segment Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement. We have amended our Annual Report on Form 10-K for the year ended December 31, 2005 for the related impact of this restatement.
Overview
The following is a summary of our operating results for the three and six months ended June 30, 2006 ($000’s omitted):

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

Homebuilding Operations
     The following table presents a summary of pre-tax income for our Homebuilding operations for the three and six months ended June 30, 2006 and 2005 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Home sale revenue (settlements)	$3,304,960	$3,155,898	$6,193,794	$5,618,007
Land sale revenue	13,095	57,532	39,013	81,717
Home cost of sales (a)	(2,608,042)	(2,405,353)	(4,834,008)	(4,261,821)
Land cost of sales	(32,461)	(53,527)	(53,604)	(74,286)
Selling, general and administrative expense	(265,404)	(267,327)	(550,153)	(521,758)
Equity income (expense)	(1,337)	23,406	(121)	36,877
Other income (expense), net	(29,989)	(11,227)	(36,516)	(19,765)

Pre-tax income	$380,822	$499,402	$758,405	$858,971

Unit settlements	9,879	10,194	18,481	18,213
Average selling price	$335	$310	$335	$308
Net new orders :
Units	9,455	13,581	20,180	25,648
Dollars	$3,121,000	$4,406,000	$6,804,000	$8,239,000
Backlog at June 30:
Units			19,516	23,351
Dollars			$6,911,000	$7,775,000

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, of $55.9 million and $41.1 million for the three months ended June 30, 2006 and 2005 and $97.1 million and $71.6 million for the six months ended June 30, 2006 and 2005, has been included as part of homebuilding cost of sales.
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

Homebuilding Operations (continued)
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
     Net expenses, as shown in Other income (expense), net, increased $18.8 million and $16.8 million, respectively, for the three and six months ended June 30, 2006 compared with the same periods in 2005. This increase in net expenses was primarily due to $30.8 million of write-offs recognized during the second quarter of 2006 related to deposits and pre-acquisition costs for land option contracts we no longer plan to exercise
     Unit settlements decreased 3% for the three months ended June 30, 2006, to 9,879 units and increased 1.5% for the six months ended June 30, 2006 to 18,481 units, compared with the same periods in 2005. The average selling price for homes closed increased 8% to $335,000 for the three months ended June 30, 2006 and increased 9% to $335,000 for the six months ended June 30, 2006, compared with the same periods in 2005. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period. For the three months ended June 30, 2006, unit net new orders decreased 30% to 9,455 units, compared with the same period in 2005. For the six months ended June 30, 2006, unit net new orders decreased 21% to 20,180 units, compared with the same period in 2005. Net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have affected demand for new homes. Cancellation rates for the quarter were approximately 28%, compared with 15% for the same period in 2005, while year to date cancellations were 25% for the six months ended June 30, 2006, compared with 15% for the same period in 2005. Most markets have experienced a substantial increase in resale home inventory, and this, combined with declining consumer confidence, has resulted in higher cancellation rates and reduced new order rates during 2006. The dollar value of net new orders decreased 29% for the three months ended June 30, 2006 and decreased 17% for the six months ended June 30, 2006, respectively, compared with the same periods in 2005. However, while net new order dollars decreased year-over-year, selling prices remained stable in many of our markets. For the quarter ended June 30, 2006, we had 722 active selling communities, an increase of 11% from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 19,516 units at June 30, 2006 with a dollar value of $6.9 billion.
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

Homebuilding Operations (continued)
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
Homebuilding Segment Operations (as restated)
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas, which have been aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 53 markets, located throughout 27 states, and have presented our reportable homebuilding segments as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Texas Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Arizona and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (as restated) (continued)
     The following table presents selected financial information for our homebuilding reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Home sale revenue (settlements) ($000’s omitted):
Northeast	$389,832	$383,633	$743,620	$641,341
Southeast	298,931	222,521	523,394	389,802
Florida	577,178	500,191	1,082,493	883,357
Midwest	274,255	327,844	502,418	574,698
Central	324,166	240,763	569,020	384,595
Southwest	841,071	765,636	1,533,931	1,454,247
California	599,527	715,310	1,238,918	1,289,967

	$3,304,960	$3,155,898	$6,193,794	$5,618,007

Income (loss) before income taxes ($000’s omitted):
Northeast	$46,733	$58,771	$82,416	$87,150
Southeast	22,477	19,791	34,352	32,283
Florida	132,062	100,786	246,272	167,350
Midwest	(7,265)	19,332	(7,747)	23,920
Central	(9,312)	6,123	(2,725)	204
Southwest	180,390	184,403	325,701	338,168
California	72,837	149,544	170,085	266,634
Unallocated	(57,100)	(39,348)	(89,949)	(56,738)

	$380,822	$499,402	$758,405	$858,971

Unit settlements:
Northeast	819	868	1,535	1,406
Southeast	1,129	982	2,004	1,739
Florida	1,889	1,970	3,518	3,544
Midwest	917	1,125	1,666	1,994
Central	1,617	1,413	2,983	2,267
Southwest	2,366	2,420	4,392	4,664
California	1,142	1,416	2,383	2,599

	9,879	10,194	18,481	18,213

Net new orders – units:
Northeast	790	1,228	1,518	2,256
Southeast	1,523	1,448	3,096	2,728
Florida	1,112	2,269	2,914	4,706
Midwest	1,020	1,649	2,231	3,103
Central	1,669	2,128	3,361	3,659
Southwest	2,391	2,990	4,819	5,911
California	950	1,869	2,241	3,285

	9,455	13,581	20,180	25,648

Unit backlog:
Northeast			1,576	2,333
Southeast			2,672	1,808
Florida			3,481	5,648
Midwest			1,848	2,343
Central			2,453	2,342
Southwest			5,329	5,663
California			2,157	3,214

			19,516	23,351

Homebuilding Segment Operations (as restated) (continued)

	As of	As of
	June 30, 2006	December 31, 2005
Controlled Lots:

Northeast	40,831	44,088
Southeast	29,665	31,863
Florida	61,942	70,434
Midwest	26,810	36,334
Central	31,473	39,331
Southwest	92,436	97,290
California	42,379	43,275

	325,536	362,615

     Northeast:
     During the second quarter of 2006, our Northeast operations experienced weakened demand for new homes primarily as a result of increases in resale home inventories. In addition, the second quarter 2005 grand opening of a large active adult community in our metro New York/New Jersey market contributed significantly to our new order sign-up activity in the prior year, which did not carry over into the current year quarter due to current market conditions. Net new orders for the second quarter of 2006 decreased 36% to 790 units, and for the six months ended June 30, 2006 decreased 33% to 1,518 units, compared with the same periods in 2005. Unit cancellations for the three and six months ended June 30, 2006 were comparable to 2005, however, the reduced new order sign-up activity resulted in higher cancellation rates. For both the three and six months ended June 30, 2006 and 2005, cancellation rates were approximately 17% compared with 12% for the same periods in 2005, respectively. The Northeast operations were also impacted by an increase in active community count at June 30, 2006 (102 active communities) compared with June 30, 2005 (82 active communities), with a large number of these communities being new for second quarter of 2006 and resulting in increased overhead costs during the current year quarter, without a corresponding increase in revenues. For the three and six months ended June 30, 2006, operating results were negatively impacted by the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, primarily in the Maryland market, as well as higher sales incentives offered to homebuyers. During the second quarter of 2006, we recorded $3.5 million ($4.2 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, which resulted in a reduction of approximately 4,000 lots controlled during the quarter and 4,200 lots year to date 2006. There were no significant land related valuation adjustments or write-offs taken during 2005 in our Northeast markets.
     Southeast:
     During the second quarter of 2006, our Southeast operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits compared with prior year periods. The Southeast Area was favorably impacted by the grand openings of three large active adult communities located in Charlotte, Raleigh and North Georgia, during the first quarter of 2006. For the three and six months ended June 30, 2006, net new orders increased 5% to 1,523 units and 13% to 3,096 units, respectively, compared with the same periods in 2005. Cancellation rates for the second quarter of 2006 were approximately 19% compared with 15% for the same period in 2005, while cancellation rates were 17% for the six months ended June 30, 2006, compared with 16% for the same period in 2005. The Southeast operations were impacted by start up expenses associated with several new communities during the second quarter of 2006. There were no significant land related valuation adjustments or write-offs taken during 2006 and 2005 in our Southeast markets.

Homebuilding Segment Operations (as restated) (continued)
     Florida:
     During the second quarter of 2006, our Florida operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits, compared with the prior year period. While settlement activity remained strong during the second quarter and year to date 2006, Florida has experienced higher cancellation rates and pricing pressures associated with excess inventories and aggressive sales incentives offered by competitors. Accordingly, our Florida operations are experiencing weakened demand for new homes due to market declines in Orlando and Naples/Ft. Myers, where many of our communities are marketed to seasonal and second home buyers who are delaying a discretionary purchase until market conditions improve. For the three months ended June 30, 2006, net new orders decreased 51% to 1,112 units compared with the same period in 2005. For the six months ended June 30, 2006, net new orders decreased 38% to 2,914 units compared with the same period in 2005. Increased cancellation rates during the quarter and year to date 2006 were attributable to lower new order sign-up activity and higher cancellations in all markets. Cancellation rates for the quarter were approximately 31% compared with 10% for the same period in 2005, while year to date cancellation rates were 23% for the six months ended June 30, 2006, compared with 10% for the same period in 2005. The Florida operations were also impacted by an increase in active community count at June 30, 2006 (80 active communities) compared with June 30, 2005 (66 active communities), with a large number of these communities being new for second quarter of 2006 and resulting in increased overhead costs during the current year quarter. There were no significant land valuation adjustments or write-offs taken during 2006 and 2005 in our Florida markets.
     Midwest:
     During the second quarter and year to date 2006, the Midwest operations were impacted by weakened demand for new homes due to increased resale home inventories and challenging local economic conditions, especially in Michigan. For the three and six months ended June 30, 2006, net new orders decreased 38% to 1,020 units and 28% to 2,231 units, respectively, compared with the same periods in 2005. Unit cancellations for the quarter and six months ended June 30, 2006 were comparable to 2005. However, reduced new order sign-up activity resulted in higher cancellation rates. Cancellation rates for the second quarter of 2006 were approximately 18% compared with 12% for the same period in 2005, while year to date cancellation rates were 15% for the six months ended June 30, 2006, compared with 12% for the same period in 2005. For both the three and six months ended June 30, 2006, operating results were negatively impacted by land and community valuation adjustments of approximately $8 million in Minnesota. In addition, during the second quarter and year to date 2006, we recorded $5.7 million of net realizable value adjustments for land held for sale and $6 million ($8.5 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue in Minnesota, Illinois and Michigan, resulting in a reduction of approximately 6,600 lots controlled (9,000 year to date). There were no significant land valuation adjustments or write-offs taken during the same periods in 2005.
     Central:
     During the second quarter and year to date 2006, our Central operations realized increased revenues from higher average selling prices and settlements, compared with the same periods in the prior year. The Central operations experienced decreased net new orders for the second quarter and six months ended June 30, 2006, compared with the same periods in 2005. Unit cancellations for the three and six months ended June 30, 2006 were comparable to 2005, however, the reduced new order sign-up activity resulted in higher cancellation rates. The cancellation rate for the quarter was 26% compared with 20% for the second quarter of 2005, and for the six months ended June 30, 2006 was 25% compared with 19% for the same period in 2005. Operating results for both the second quarter and year to date 2006 were impacted by valuation adjustments to land inventory of $1.3 million in our Kansas City market. In addition, during the second quarter and year to date 2006, we took net realizable value adjustments of $16.3 million for land held for sale, related to one large commercial project located in our Denver market, and charges of $3 million ($3.1 million year to date) for write-offs of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, resulting in a reduction of approximately 3,500 lots controlled for the second quarter and 3,900 lots year to date 2006. There were no significant land valuation adjustments or write-offs taken during the same periods of 2005.

Homebuilding Segment Operations (as restated) (continued)
     Southwest:
     During the second quarter of 2006, our Southwest operations experienced weakened demand, compared with the same period in 2005, which was largely attributable to a significant increase in resale home inventories throughout the Southwest. While the underlying economies in the Southwest are strong, customers are experiencing less certainty with respect to price appreciation and their ability to sell their existing homes, making them reluctant to commit to the purchase of a new home. Net new orders for the second quarter of 2006 decreased 20% to 2,391 units and for the six months ended June 30, 2006 decreased 18% to 4,819 units, compared with the same periods in 2005. For the three months ended June 30, 2006 cancellations were 421 units compared with 134 units in the prior year period. For the six months ended June 30, 2006, cancellations were 2,118 units compared with 998 units in the prior year period. For the three months ended June 30, 2006, the cancellation rate was 34% compared with 13% for the same period in 2005 and for the six months ended June 30, 2006, the cancellation rate was 31% compared with 14% for the same period in 2005, with a majority of the increases in current period cancellations occurring in both Phoenix and Las Vegas. Reduced new order sign-up activity and higher unit cancellations resulted in a higher overall cancellation rate. The overall decrease in operating results for the Southwest segment was partially offset during the second quarter by our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems in both Arizona and Nevada. During 2005, income from this entity was recorded as equity income and had no impact on segment pre-tax income. During the second quarter and year to date 2006, our Southwest operations were negatively impacted by write-offs of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, located primarily in Phoenix, of $7 million ($7.4 million year to date), resulting in a reduction of approximately 7,100 lots controlled for the second quarter and 8,700 lots year to date 2006. There were no other significant land valuation adjustments or other write-offs for the Southwest reporting segment during the second quarter and six months ended June 30, 2005.
     California:
     The California operations were impacted by weakened demand for new homes, especially in Sacramento. In addition, the closeout of a large, successful community which contributed significantly to our operations during 2005 impacted the California reporting segment during the second quarter and six months ended June 30, 2006, contributing to the decrease in net new orders, closings and average selling price. Cancellation rates were approximately 39% and 20% for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, cancellation rates were 34% and 24%, respectively. Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2006, compared with the same periods in the prior year, due to increased advertising and start-up expenses associated with new communities. California operating results for the second quarter of 2006 were impacted by charges of $9.2 million ($9.9 million year to date) for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, primarily in the San Francisco Bay Area, Sacramento and San Diego. The write-offs resulted in a reduction of approximately 8,000 lots controlled for the second quarter and year to date 2006. There were no significant land valuation adjustments or write-offs taken during the second quarter and six months ended June 30, 2005.

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

	As of June 30, 2006 for the
	years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$—	$400,000	$—	$3,148,563	$3,548,563	$3,377,050
Average interest rate	—	—	—	4.88%	—	6.62%	6.42%	—

Limited recourse collateralized financing	$10,554	$5,620	$2,122	$3,824	$—	$—	$22,120	$22,120
Average interest rate	.32%	2.38%	1.63%	2.26%	—	—	1.3%	—
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

2007	2008
William J. Pulte	D. Kent Anderson
Richard J. Dugas, Jr.	John J. Shea
David N. McCammon	William B. Smith
Francis J. Sehn

		Shares
	Shares	Voted	Shares
	Voted For	Against	Abstaining

Ratification of the appointment of the Company’s independent accountants by shareholders	232,326,664	2,138,148	1,083,475

		Shares
	Shares	Voted	Shares	Broker
	Voted For	Against	Abstaining	Non-Votes
Election of Directors by a majority, rather than plurality, vote	95,372,989	116,250,014	1,620,692	22,304,592

Declassification of the Board of Directors	134,631,115	77,404,119	1,208,461	22,304,592

Cumulative voting in the election of Directors	103,820,333	107,018,210	2,405,152	22,304,592

Use of performance-based options	107,148,205	104,850,458	1,245,032	22,304,592
Item 6. Exhibits
(a) Exhibits
Exhibit Number and Description
10(a)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10(b)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)

Date: December 22, 2006

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

10(a)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10(b)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934