Form 10-K
period 2006-12-31
PULTE HOMES INC/MI/
filed 2007-02-23
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2006, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $6,057,123,878.
As of February 21, 2007, the registrant had 256,014,973 shares of common stock outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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
     In December 2005, we sold substantially all of our Mexico homebuilding operations, realizing cash of $131.5 million, as further described in Note 3 of our Consolidated Financial Statements. For the years ended December 31, 2005 and 2004, the Mexico operations have been presented as discontinued operations.
     In January 2005, we sold all of our Argentina operations, as further described in Note 3 of our Consolidated Financial Statements. For the year ended December 31, 2004, the Argentina operations have been presented as discontinued operations.
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

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Central Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Southwest and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.
     We also have one reportable segment for our financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and our other subsidiaries. Our financial services segment operates generally in the same markets as our homebuilding segments.

Pulte Homes, Inc. (continued)
Financial information, including revenues, income (loss) from continuing operations before income taxes, valuation adjustments and write-offs, depreciation and amortization, equity income (loss), total assets and inventory, for each of our business segments is included in Note 2 of our Consolidated Financial Statements.
Available Information
     Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors is also posted on our website and is available in print, free of charge, upon request.
Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)
	2006	2005	2004	2003	2002
Homebuilding settlement revenues	$13,975,387	$14,370,667	$11,094,617	$8,482,341	$6,991,614

Homebuilding settlement units	41,487	45,630	38,612	32,693	28,903

     Through our brands, which include Pulte Homes, Del Webb and DiVosta, we offer a wide variety of home designs including single family detached, townhouses, condominiums and duplexes at different prices and with varying levels of options and amenities to all of our major customer segments: first-time, first and second move-up and active adult. Expanding the number of customer segments served within each of our markets has enabled us to significantly increase our annual unit settlements over the past five years to 41,487 homes closed in 2006. Over our 56-year history, we have delivered nearly 500,000 homes.
     As of December 31, 2006, our Homebuilding operations offered homes for sale in 690 communities. Sales prices of homes currently offered for sale in 70% of our communities fall within the range of $100,000 to $400,000 with a 2006 average unit selling price of $337,000, compared with $315,000 in 2005, $287,000 in 2004, $259,000 in 2003, and $242,000 in 2002. Sales of single-family detached homes, as a percentage of total unit sales, were 74% in 2006, compared with 72% in 2005, 80% in 2004, 83% in 2003, and 86% in 2002. The decline in the percentage of single-family detached homes can be attributed to an increase in sales of townhouses, condominiums and duplexes, which are most popular among our first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, better insulate us from demand changes in individual markets. As of December 31, 2006, our Homebuilding business operated in 52 markets spanning 27 states.
Land acquisition and development
     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through use of option contracts and outright acquisition. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other selected large projects for which the completion of community build out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2006, we controlled approximately 232,200 lots, of which 158,800 were owned and 73,400 were under option agreements.

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
     We have received recognition and awards as a result of our achievements as a homebuilder. In September 2006, Pulte was named among the Top 100 on the InformationWeek 100 list, an award honoring the nation’s most innovative users of information technology. In April 2006, we were ranked number 147 on the FORTUNE 500 List. Additionally, in July 2006 we were named to the FORTUNE Global 500 list.
     In addition, our Maryland, Washington D.C., Orlando, Tampa Bay (DiVosta), Jacksonville, Ft. Myers/Naples (DiVosta), Palm Beach (DiVosta), Dallas/Ft. Worth, Houston, Denver/Colorado Springs, Albuquerque, Las Vegas (Del Webb), Tucson and Central Valley, California divisions were recognized for ranking the highest in their markets in a national customer satisfaction study. Twelve of our divisions ranked second in their respective markets, while ten divisions ranked third. Pulte brands, which include Pulte Homes, Del Webb and DiVosta, were surveyed in 30 of the 34 total markets analyzed. The survey noted customer service, home readiness at the time of closing, and the company’s sales staff as the three factors that most heavily influenced the customer’s overall level of satisfaction. Developing the Pulte Homes brand and leveraging the strength of the DiVosta and Del Webb brand names helps to distinguish our communities from the competition, and often results in the advantages of additional sales pace, choice community locations, and reduced overall customer acquisition costs.
     Our Homeowner for LifeTM philosophy has increased our business from those who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, and www.divosta.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us and communicate directly with us. Approximately 5.4 million potential customers visited our websites during 2006.

Homebuilding Operations (continued)
Construction
     The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. In certain markets, we provide a unique design and production process that is highly efficient, and results in lower costs, higher overall specification and increased value to our customers. We believe that Pulte Preferred Partnerships (P3), an extension of our quality assurance program, continues to establish new standards for contractor relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.
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
Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other investors. In our conventional mortgage lending activities we follow underwriting guidelines established by FNMA, FHLMC, and private investors.
     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado and Charlotte, North Carolina using a mortgage operations center (“MOC”) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at mortgage application centers (“MAC”) in Denver and Charlotte. In addition, during 2006, we initiated a web application program in certain markets. Once the loan applications are received, our sales representatives, who are the mortgage customers’ main contact, forward them to a MAC loan counselor who calls the customer to complete the loan application and then forwards it to the MOC for processing. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers.

Financial Services Operations (continued)
     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.
     Our capture rate for the years ended December 31, 2006, 2005, and 2004 was approximately 91%, 89%, and 88%, respectively. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. During the years ended December 31, 2006, 2005, and 2004, we originated mortgage loans for approximately 77%, 75%, and 72%, respectively, of the homes we sold. Such originations represented nearly 100%, 98%, and 92%, respectively, of our total originations. During 2006, 21% of total origination dollars were from brokered loans, which are less profitable to us, compared with 26% and 36% in 2005 and 2004, respectively. The decrease in brokered loans can be attributed to a shift in product mix towards funded production.
     We sell our servicing rights monthly on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, which substantially reduces the risk of impairment with respect to the fair value of these reported assets. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 days after sale or securitization.
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
     Our subsidiary title insurance companies serve as title insurance agents in selected markets by providing title insurance policies, examination and closing services to buyers of homes we sell.
Financial Information About Geographic Areas
     We currently operate primarily within the United States. However, we have some non-operating foreign entities, which are insignificant to our consolidated financial results.
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
     In December 2005, we sold substantially all of our Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. The disposition of the Mexico homebuilding operations will enable us to invest additional resources in the U.S. housing market. We realized cash of $131.5 million related to the sale. The sale of these operations did not include our investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities. For the year ended December 31, 2005, we recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of our Mexico homebuilding operations. For the years ended December 31, 2005 and 2004, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements.

Discontinued Operations (continued)
Argentina
     In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. For the year ended December 31, 2004, the Argentina operations are presented as discontinued operations in our Consolidated Financial Statements.
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
     Other non-operating assets include equity investments in subsidiaries, short-term financial instruments and affiliate advances. Liabilities include senior debt and income taxes. Other non-operating revenues consist primarily of investment earnings of excess funds, while expenses include costs associated with supporting a publicly traded company and its subsidiaries’ operations, and investigating strategic initiatives.
Organization/Employees
     All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit and/or corporate senior management.
     At December 31, 2006, we employed approximately 12,400 people. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit, subsidiary or the Company. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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
     The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings and would adversely affect our financial condition.
The homebuilding industry is currently experiencing an economic down cycle, which has resulted in the overvaluation of land and new homes in certain markets.
     In recent years, land and home prices rose significantly in many of our markets. However, during the year ended December 31, 2006, the homebuilding industry was impacted by lack of consumer confidence, decreased housing affordability and large supplies of resale and new home inventories which resulted in an industry-wide softening of demand for new homes. As a result of these factors, we are experiencing slower sales and higher cancellations which have impacted most of our markets and therefore, we are making greater use of sales incentives. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.
If the market value of our land and homes drops significantly, our profits could decrease.
     The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write-down our inventory to its fair value, and/or we may have to sell land or homes at a loss.
     As a result of the changing market conditions in the real estate industry which occurred during the year ended December 31, 2006, our land inventories and communities under development demonstrated impairment indicators which were evaluated for potential impairment. Consequently, we recorded land and community valuation adjustments of $203.8 million to reduce the carrying value of the impaired projects to their estimated fair values and we also recorded $95.4 million of land and community valuation adjustments related to our unconsolidated joint ventures. In addition, we recorded $54.6 million of net realizable value adjustments to land held for sale and $151.2 million for the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue. It is possible that the estimated cash flows from these projects may change and could result in a future need to record additional valuation or net realizable adjustments. Additionally, if conditions in the homebuilding industry worsen in the future, we may be required to evaluate additional projects for potential impairment which may result in additional valuation and net realizable value adjustments which could be significant.

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
     The homebuilding industry is highly competitive for skilled labor and materials. Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel and other building materials could cause increases in construction costs and construction delays. The current national debate related to immigration reform could impact the related laws and regulations in the markets in which we operate, and result in shortages of skilled labor and higher labor and compliance costs, potentially affecting our ability to complete construction and land development. We generally are unable to pass on increases in construction costs to those customers who have already entered into sale contracts, as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.
ITEM 2. PROPERTIES
     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304, where we lease 155,392 square feet of office space. We lease 54,380 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112, 99 Inverness Drive East, Englewood, Colorado 80112, and 12300 East Arapahoe Road, Centennial, Colorado 80112. We lease approximately 61,436 square feet, 24,400 square feet and 43,050 square feet, respectively, of office space at these locations. Pulte Mortgage also leases 31,803 square feet of office space at 3700 Arco Corporate Drive, Charlotte, North Carolina 28273. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations.
     Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.
ITEM 3. LEGAL PROCEEDINGS
     We are involved in various legal and governmental proceedings incidental to our continuing business operations, many involving claims related to certain construction defects. The consequences of these matters are not presently determinable but, in our opinion after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse impact on our results of operations, financial position or cash flows.
Storm Water Discharge Practices
     In July 2006, one of our 50%-owned, unconsolidated joint ventures located in Northern California received a civil liability complaint from the Central Valley Regional Water Quality Control Board pursuant to the Clean Water Act and Sections 13376 and 13385 of the California Water Code. The complaint sought information about storm water discharge practices in connection with homebuilding projects completed or underway by our joint venture. Our joint venture entered into settlement negotiations with the Regional Board to resolve this matter. The final settlement imposes an administrative civil liability of $200,000 and requires the completion of a Supplemental Environmental Project (SEP) at a cost of not less than $500,000. As of December 31, 2006 our joint venture has accrued for costs associated with the resolution of this matter. Accordingly, we have recorded our 50% proportionate share of the joint venture loss at December 31, 2006.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     This Item is not applicable.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below is certain information with respect to our executive officers.

			Year Became
Name	Age	Position	An Officer
William J. Pulte	74	Chairman of the Board	1956
Richard J. Dugas, Jr.	41	President and Chief Executive Officer	2002
Steven C. Petruska	48	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	50	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	48	Executive Vice President, Human Resources	2005
Peter J. Keane	41	Senior Vice President, Operations	2006
Steven M. Cook	48	Vice President, General Counsel and Secretary	2006
Vincent J. Frees	56	Vice President and Controller	1995
Gregory M. Nelson	51	Vice President and Assistant Secretary	1993
Bruce E. Robinson	45	Vice President and Treasurer	1998
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
Mr. Cregg was appointed Executive Vice President in May 2003 and was named Chief Financial Officer effective January 1998.
Mr. Ellinghausen was appointed Executive Vice President, Human Resources in December 2006 and previously held the position of Senior Vice President, Human Resources since April 2005. Prior to joining our Company, Mr. Ellinghausen held the position of Head of Human Resources for Bristol-Meyers Squibb Company Worldwide Businesses and was employed by Bristol-Meyers Squibb Company since 1997.
Mr. Keane was appointed Senior Vice President, Operations, in January 2006. He joined Pulte in 1993 and has served in a variety of management positions, mostly in the Midwest region. Most recently, he was the President of the Great Lakes Area.
Mr. Cook was appointed Vice President, General Counsel and Secretary in February 2006. Prior to joining our Company, Mr. Cook most recently held the position of Vice President and Deputy General Counsel, Corporate, at Sears Holdings Corporation and was employed by Sears, Roebuck and Co. since 1996.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common shares are listed on the New York Stock Exchange (Symbol: PHM).
Related Stockholder Matters
     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2006			2005
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$40.72	$36.04	$.04	$39.69	$30.07	$.025
2nd Quarter	37.05	26.56	.04	42.89	33.74	.025
3rd Quarter	33.23	27.53	.04	47.83	41.36	.040
4th Quarter	34.80	28.29	.04	43.16	35.15	.040
     At December 31, 2006, there were 1,868 shareholders of record.
     Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
				(c) value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)
October 1, 2006 to October 31, 2006	—	—	—	$102,342	(1)

November 1, 2006 to November 30, 2006	—	—	—	$102,342	(1)

December 1, 2006 to December 31, 2006	83,944	$33.33	—	$102,342	(1)

Total	83,944	$33.33	—	$102,342	(1)

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During December 2006, 83,944 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.
Performance Graph
     The following line graph compares for the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006 (a) the yearly cumulative total shareholder return ( i.e. , the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Pulte’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the common stock of publicly-traded peer issuers we deem to be our principal competitors in the homebuilding line of business (assuming dividend reinvestment and weighted based on market capitalization at the beginning of each year):

Performance Graph (continued)
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTE HOMES, INC., S&P 500 INDEX AND PEER INDEX
Fiscal Year Ended December 31, 2006
Assumes Initial Investment of $100

	2001	2002	2003	2004	2005	2006
PULTE HOMES INC	100.00	107.52	210.71	288.24	356.80	301.69

S&P500 Index - Total Return	100.00	77.89	100.23	111.13	116.57	134.98
PEER Only**	100.00	99.15	212.78	276.06	324.53	254.49

*	Assumes $100 invested on December 31, 2001, and the reinvestment of dividends.

**	Includes Centex Corporation, D.R. Horton Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, The Ryland Group, Inc., Standard Pacific Corporation and Toll Brothers, Inc.

ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)
	2006	2005	2004	2003	2002
OPERATING DATA:
Homebuilding:
Revenues	$14,075,248	$14,528,236	$11,400,008	$8,701,661	$7,167,915

Income before income taxes	$1,010,368	$2,298,822	$1,635,580	$1,000,513	$717,931

Financial Services:
Revenues	$194,596	$161,414	$112,719	$115,847	$106,628

Income before income taxes	$115,460	$70,586	$47,429	$68,846	$66,723

Other non-operating:
Revenues	$4,564	$4,885	$1,749	$3,281	$1,202

Loss before income taxes	$(43,100)	$(92,394)	$(90,685)	$(75,351)	$(61,968)

Consolidated results:
Revenues	$14,274,408	$14,694,535	$11,514,476	$8,820,789	$7,275,745

Income from continuing operations before income taxes	$1,082,728	$2,277,014	$1,592,324	$994,008	$722,686
Income taxes	393,082	840,126	598,751	376,460	280,587

Income from continuing operations	689,646	1,436,888	993,573	617,548	442,099
Income (loss) from discontinued operations (a)	(2,175)	55,025	(7,032)	7,086	11,546

Net income	$687,471	$1,491,913	$986,541	$624,634	$453,645

PER SHARE DATA:
Earnings per share — basic:
Income from continuing operations	$2.73	$5.62	$3.93	$2.53	$1.83
Income (loss) from discontinued operations (a)	(.01)	.22	(.03)	.03	.05

Net income	$2.73	$5.84	$3.91	$2.56	$1.88

Weighted-average common shares outstanding (000’s omitted)	252,200	255,492	252,590	244,323	241,812

Earnings per share — assuming dilution:
Income from continuing operations	$2.67	$5.47	$3.82	$2.46	$1.79
Income (loss) from discontinued operations (a)	(.01)	.21	(.03)	.03	.05

Net income	$2.66	$5.68	$3.79	$2.48	$1.84

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	258,621	262,801	260,234	251,460	246,985

Shareholders’ equity	$25.76	$23.18	$17.68	$13.78	$11.29

Cash dividends declared	$.16	$.13	$.10	$.05	$.04

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
	($000’s omitted)
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:
House and land inventories	$9,374,335	$8,756,093	$7,241,350	$5,378,125	$4,175,170
Total assets	13,176,874	13,060,860	10,406,897	8,072,151	6,872,087
Senior notes	3,537,947	3,386,527	2,861,550	2,150,972	1,913,268
Shareholders’ equity	6,577,361	5,957,342	4,522,274	3,448,123	2,760,426

	Years Ended December 31,
	2006	2005	2004	2003	2002
OTHER DATA:
Homebuilding:
Total markets, at year-end	52	54	45	44	44
Total active communities	690	662	626	535	460
Total settlements — units	41,487	45,630	38,612	32,693	28,903
Total net new orders — units (a)	33,925	47,531	40,576	34,989	30,830
Backlog units, at year-end	10,255	17,817	15,916	13,952	10,605
Average unit selling price	$337,000	$315,000	$287,000	$259,000	$242,000
Gross profit margin from home sales (b)	17.4%	23.4%	22.6%	20.6%	19.4%

(a)	Total net new orders-units for the year ended December 31, 2003 does not include 1,051 units of acquired backlog.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, is included in homebuilding cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     During the year ended December 31, 2006, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers, compared with the years ended December 31, 2005 and 2004, when we had experienced record growth in our homebuilding operations. As a result, gross margins recorded during the year ended December 31, 2006 decreased from the same periods in the prior years. From time to time, we write-off deposit and pre-acquisiton costs related to land and lot option contracts which we no longer plan to pursue. As a result of changing market conditions during the year ended December 31, 2006, we wrote-off deposit and pre-acquisition costs of $151.2 million related to land transactions we no longer plan to pursue. Additionally, during the year ended December 31, 2006, we recorded land valuation and net realizable value adjustments of $353.8 million, including our investment in unconsolidated joint ventures, to reduce the carrying value of these assets to fair value. Our evaluation for these adjustments assumed our best estimate of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate for additional impairment, resulting in additional impairment charges that could be significant.
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
     The following is a summary of our operating results for the years ended December 31, 2006, 2005 and 2004 ($000’s omitted):

	Years Ended December 31,
	2006	2005	2004
Pre-tax income (loss):
Homebuilding	$1,010,368	$2,298,822	$1,635,580
Financial Services	115,460	70,586	47,429
Other non-operating	(43,100)	(92,394)	(90,685)

Income from continuing operations before income taxes	1,082,728	2,277,014	1,592,324
Income taxes	393,082	840,126	598,751

Income from continuing operations	689,646	1,436,888	993,573
Income (loss) from discontinued operations	(2,175)	55,025	(7,032)

Net income	$687,471	$1,491,913	$986,541

Per share data — assuming dilution:
Income from continuing operations	$2.67	$5.47	$3.82
Income (loss) from discontinued operations	(.01)	.21	(.03)

Net income	$2.66	$5.68	$3.79

Overview (continued)
The following is a comparison of pre-tax income for the years ended December 31, 2006, 2005 and 2004:
•	During 2006, demand for new homes weakened in many of our markets as a result of increases in the supply of existing homes for sale, increases in incentives offered by homebuilders and sellers of existing homes and increases in cancellation rates. These factors negatively impacted the homebuilding industry and contributed to a 56% decrease in the pre-tax income of our homebuilding operations for the year ended December 31, 2006, compared with the prior year period. During 2005, strong demand for new homes in many of our markets as well as geographic and product mix shifts contributed to a 41% increase in the pre-tax income of our homebui1ding operations for the year ended December 31, 2005, compared with the prior year period. For the year ended December 31, 2006, pre-tax income was negatively impacted by $505 million of valuation adjustments recorded to land inventory ($203.8 million) and land held for sale ($54.6 million), our investment in unconsolidated joint ventures ($95.4 million) and the write-off of deposits and pre-acquisition costs ($151.2 million) related to land option contracts we no longer plan to pursue due to declining market conditions in the homebuilding industry.

•	Pre-tax income from our financial services business segment increased 64% for the year ended December 31, 2006, compared with the prior year period due to increased origination volume, favorable product mix and a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company. Pre-tax income increased 49% for the year ended December 31, 2005 compared with the prior year period. Capture rates were 91%, 89% and 88% for the years ended December 31, 2006, 2005 and 2004, respectively.

•	The decrease in non-operating expenses for the year ended December 31, 2006, compared with the same period in the prior year, was due primarily to an increase in the amount of interest capitalized into homebuilding inventory.

•	Loss from discontinued operations included a provision of $2.3 million, net of taxes for the year ended December 31, 2006, resulting from a contractual adjustment related to the December 2005 disposition of our Mexico homebuilding operations. Income from discontinued operations for the year ended December 31, 2005 includes a $48.7 million payment received due to final judgment in litigation related to our former thrift operation. Income (loss) from discontinued operations also includes non-cash, after-tax gains of $7.8 million and $10.8 million realized during the years ended December 31, 2005 and 2004, respectively, from the favorable resolution of certain tax matters related to our former thrift operation. For the year ended December 31, 2004, the sale of our Argentina homebuilding operations is included in discontinued operations.

Homebuilding Operations
The following table presents a summary of pre-tax income for our Homebuilding operations ($000’s omitted):

	Year Ended December 31,
	2006	2005	2004
Home sale revenue (settlements)	$13,975,387	$14,370,667	$11,094,617
Land sale revenue	99,861	157,569	305,391
Home cost of sales (a)	(11,544,905)	(11,005,591)	(8,583,551)
Land cost of sales (b)	(138,528)	(139,377)	(205,589)
Selling, general and administrative expenses	(1,136,027)	(1,107,816)	(973,629)
Equity income (loss) (c)	(95,244)	72,604	53,908
Other income (expense), net (d)	(150,176)	(49,234)	(55,567)

Pre-tax income	$1,010,368	$2,298,822	$1,635,580

Unit settlements	41,487	45,630	38,612

Average selling price	$337	$315	$287

Net new orders:
Units	33,925	47,531	40,576
Dollars	$11,253,000	$15,518,000	$12,101,000

Backlog at December 31:
Units	10,255	17,817	15,916
Dollars	$3,580,000	$6,301,000	$5,154,000

(a)	Includes homebuilding interest expense which represents the amortization of capitalized interest; land and community valuation adjustments of $203.8 million, $7.7 million and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $54.6 million, $3.1 million and $265,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(c)	Includes land and community valuation adjustments for two of our unconsolidated joint ventures, which totaled $95.4 million for the year ended December 31, 2006.

(d)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $151.2 million, $19.2 million and $27 million for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, other income (expense) also includes $18.5 million related to the closure of our production facility in Virginia.
     Home sale revenues for the year ended December 31, 2006 were lower than those for the prior year by approximately $395 million, or 3%. The decrease in homebuilding revenues was attributable to a 9% decrease in the number of homes closed to 41,487, partially offset by a 7% increase in the average selling price of homes delivered to $337,000. The increase in average selling price reflects a combination of changes in product mix and geographic mix of homes closed during the year ended December 31, 2006. Home sale revenues set a record for the year ended December 31, 2005 at 45,630 units, an increase of 18% over the same period in 2004, while the 2005 average selling price for our homes increased 10% to $315,000, compared with 2004.
     Homebuilding gross profit margins from home sales in 2006 decreased 600 basis points from 2005 to 17.4%, and in 2005 increased 80 basis points to 23.4% compared with 2004. The increase in homebuilding gross profit margins in 2005 is due to strong consumer demand, positive home pricing, favorable shifts in product and geographic mix, the benefits of leverage-buy purchasing activities and effective production and inventory management. During the fourth quarter of 2006, homebuilding gross profit margins were 11.0% compared with 22.3% and 22.7% in the same periods of 2005 and 2004, respectively. The significant decrease in gross profit margins during 2006 is attributable to the difficult market conditions and challenging sales environment where we have realized increased sales incentives and increased material and labor costs related to homes closed during the year. Additionally, during 2006, we identified communities under development that demonstrated potential impairment indicators which were evaluated for potential impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Consequently, during the fourth quarter and year ended December 31, 2006, we recorded respective land valuation adjustments of $146 million and $203.8 million, which included capitalized interest of $16 million, to reduce the carrying value of the impaired projects to their estimated fair value. There were no significant land valuation adjustments recorded during the years ended December 31, 2005 and 2004.

Homebuilding Operations (continued)
     We consider land acquisition and development to be one of our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profit (loss) from land sales was ($38.7) million, $18.2 million and $99.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. Land held for disposition was approximately $465.8 million as of December 31, 2006, compared with $257.7 million and $230.1 million at December 31, 2005 and 2004, respectively. During the fourth quarter and year ended December 31, 2006, we recorded net realizable value adjustments for land held for sale of $25.8 million and $54.6 million, respectively. There were no significant net realizable value adjustments for land held for sale during the years ended December 31, 2005 and 2004.
     For the year ended December 31, 2006, selling, general and administrative expenses, as a percentage of home settlement revenues, increased 40 basis points to 8.1% compared with 2005, after decreasing 110 basis points to 7.7% in 2005 compared with 2004. The decreased conversion in 2006 compared with the prior year was the result of lower home sale revenues, offset by our internal initiatives focused on controlling costs in the current business environment. The conversion improvement in 2005, compared with 2004, can be attributed to an increase in average selling prices, our internal initiatives focused on controlling costs and better overhead leverage as a result of volume increases.
     The decrease in equity income of $167.8 million for the year ended December 31, 2006, compared with the prior year period, is primarily the result of a $95.4 million land valuation adjustment for two of our unconsolidated joint ventures, to reduce the carrying values of these investments to their estimated fair values. Additionally, the decrease in 2006 equity income, compared with the prior year, is also the result of our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition, we own 100% of this entity, which is consolidated in our financial statements. For the year ended December 31, 2005 and 2004, earnings for this investment were recorded in equity income. In addition, earnings from our 50% investment in a Nevada-based joint venture, related to the sale of commercial and residential properties, decreased in 2006 as the venture substantially completed its operations in 2005.
     Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, insurance-related expenses and settlements and other non-operating expenses. The changes in other income (expense), net are due primarily to write-offs of deposit and pre-acquisition costs during the fourth quarter of 2006, 2005 and 2004 of $82.7 million, $6.2 million and $13.8 million, respectively, and for the years ended December 31, 2006, 2005 and 2004 of $151.2 million, $19.2 million and $27 million, respectively. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital. During the fourth quarter and year ended December 31, 2006 we recorded an $18.5 million charge related to the closure of a production facility located in Virginia.
     Unit settlements decreased 9% for the year ended December 31, 2006 to 41,487 units, compared with the same period in 2005 and increased 18% for the year ended December 31, 2005 to 45,630 units, compared with the same period in 2004. The average selling price for homes closed for the years ended December 31, 2006, 2005 and 2004 was $337,000, $315,000 and $287,000, respectively. Changes in average selling price reflect a number of factors, including changes in market selling prices and the mix of product closed during each period.
     For the year ended December 31, 2006, unit net new orders decreased 29% to 33,925 units, compared with the same period in 2005. For the year ended December 31, 2005, unit net new orders increased 17% to 47,531 units, compared with the same period in 2004. During 2006, net new orders were impacted by the closeout of several large, established communities, where the replacement communities are still in the early phases of development. In addition, rising home prices, higher interest rates, and increased resale home inventories have negatively affected demand for new homes. Cancellation rates for the fourth quarter of 2006 were approximately 34.7%, compared with 22.7% and 25.7% for the same periods in 2005 and 2004, respectively. Year to date cancellation rates were 29.4% for the year ended December 31, 2006, compared with 17.3% and 17.6% for the same periods in 2005 and 2004, respectively. Most markets have experienced a substantial increase in resale home inventory, and this, combined with declining consumer confidence, has resulted in higher cancellation rates and reduced net new orders during 2006.

Homebuilding Operations (continued)
     The dollar value of net new orders decreased 28% for the year ended December 31, 2006 compared with the prior year period and increased 28% for the year ended December 31, 2005 compared with the same period in 2004. However, while net new order dollars decreased during 2006, average selling prices increased or remained stable in many of our markets, primarily as a result of favorable shifts in product and geographic mix. For the year ended December 31, 2006, we had 690 active selling communities, an increase of 4% from the same period in 2005. For the year ended December 31, 2005, we had 662 active selling communities, an increase of 6% from the same period in 2004. Ending backlog, which represents orders for homes that have not yet closed, was 10,255 units at December 31, 2006 with a dollar value of $3.6 billion. Ending backlog was 17,817 units at December 31, 2005 with a dollar value of $6.3 billion.
     At December 31, 2006 and 2005, our Homebuilding operations controlled approximately 232,200 and 362,600 lots, respectively. Approximately 158,800 and 173,800 lots were owned, and approximately 63,700 and 133,400 lots were under option agreements approved for purchase at December 31, 2006 and 2005, respectively. In addition, there were approximately 9,700 and 55,400 lots under option agreements, pending approval, at December 31, 2006 and 2005, respectively. For the fourth quarter and year ended December 31, 2006, we withdrew from land contracts representing approximately 37,500 lots and 95,200 lots, respectively, valued at $1.2 billion and $3.8 billion, respectively. We believe that the depth of our existing land supply, coupled with our entitlement expertise, will enable us to continue opening new communities during the course of 2007 and beyond.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $3.9 billion at December 31, 2006. In addition, total purchase price related to land under option pending approval was valued at approximately $450.3 million at December 31, 2006. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $369.5 million, of which $5.4 million is refundable and $12.9 million is related to deposits that our Homebuilding operations have made in regards to lots optioned from an unconsolidated joint venture in which we have an equity interest. This balance excludes $98.7 million of contingent payment obligations which may or may not become actual obligations of the Company.
     The following table presents markets that represent 10% or more of unit new orders, unit settlements, and settlement revenues for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Unit net new orders:
Phoenix	12%	10%	16%

Unit settlements:
Phoenix	11%	12%	14%
Las Vegas	11%	*	*

Settlement revenues:
Phoenix	12%	11%	12%
Las Vegas	12%	*	12%

*	Represents less than 10%.

     Homebuilding Segment Operations
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 52 markets, located throughout 27 states, and have presented our reportable homebuilding segments as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Central Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Southwest and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)
The following table presents selected financial information for our homebuilding reporting segments:

	Year Ended December 31,
	2006	2005	2004
Home sale revenue (settlements) ($000’s omitted):
Northeast	$1,650,129	$1,856,906	$1,435,532
Southeast	1,254,337	950,792	758,994
Florida	2,209,864	2,247,513	1,270,797
Midwest	1,270,072	1,757,842	1,592,804
Central	1,264,318	1,090,914	938,966
Southwest	3,694,571	3,259,913	2,945,918
California	2,632,096	3,206,787	2,151,606

	$13,975,387	$14,370,667	$11,094,617

Income (loss) before income taxes ($000’s omitted):
Northeast	$127,376	$326,399	$267,494
Southeast	88,162	86,683	53,502
Florida	381,924	475,939	198,975
Midwest	(37,327)	149,063	175,845
Central	(37,330)	1,729	45,736
Southwest	714,185	745,163	647,179
California	107,368	654,940	379,765
Unallocated (a)	(333,990)	(141,094)	(132,916)

	$1,010,368	$2,298,822	$1,635,580

Unit settlements:
Northeast	3,489	3,909	3,249
Southeast	4,504	4,127	3,719
Florida	7,374	8,784	5,643
Midwest	4,171	5,879	5,315
Central	6,192	6,424	5,576
Southwest	10,548	10,237	10,179
California	5,209	6,270	4,931

	41,487	45,630	38,612

Net new orders – units:
Northeast	2,813	4,019	3,197
Southeast	4,632	4,888	3,896
Florida	4,501	8,383	7,045
Midwest	4,087	5,928	5,219
Central	5,437	7,549	5,568
Southwest	8,365	10,723	10,353
California	4,090	6,041	5,298

	33,925	47,531	40,576

Unit backlog:
Northeast	917	1,593	1,483
Southeast	1,708	1,580	819
Florida	1,212	4,085	4,486
Midwest	1,199	1,283	1,234
Central	1,320	2,075	950
Southwest	2,719	4,902	4,416
California	1,180	2,299	2,528

	10,255	17,817	15,916

(a)	Unallocated primarily includes amortization of capitalized interest of $255.7 million, $179.6 million and $133 million for the years ended December 31, 2006, 2005 and 2004, respectively, and other costs which are not allocated to the operating segments reported above.

Homebuilding Segment Operations (continued)

	Year Ended December 31,
	2006	2005	2004
Controlled Lots:
Northeast	27,524	44,088	41,405
Southeast	23,332	31,863	22,926
Florida	48,640	70,434	73,799
Midwest	18,436	36,334	38,578
Central	22,966	39,331	42,572
Southwest	66,034	97,290	82,630
California	25,291	43,275	41,508

	232,223	362,615	343,418

Land and community valuation adjustments ($000’s omitted):
Northeast	$22,206	$—	$—
Southeast	1,083	—	—
Florida	22,715	—	—
Midwest	52,555	4,000	—
Central	23,866	3,718	—
Southwest	9,774	—	—
California	55,569	—	—

Total segment land and community valuation adjustments	187,768	7,718	—
Corporate and unallocated (a)	16,000	—	—

Total valuation adjustments	$203,768	$7,718	$—

Net realizable value adjustments (NRV) — land held for sale ($000’s omitted):
Northeast	$3,204	$—	$—
Southeast	—	14	—
Florida	5,596	—	—
Midwest	10,789	314	—
Central	27,674	2,756	265
Southwest	7,014	—	—
California	293	—	—

Total NRV adjustments – land held for sale	$54,570	$3,084	$265

Write-off of deposits and pre-acquisition costs ($000’s omitted):
Northeast	$33,798	$2,931	$2,811
Southeast	4,514	2,194	1,617
Florida	25,108	1,119	1,573
Midwest	24,892	4,065	5,263
Central	10,739	5,292	3,248
Southwest	21,013	2,283	2,444
California	33,102	2,548	10,047

Total segment write-off of deposits and pre-acquisition costs	153,166	20,432	27,003
Corporate and unallocated	(1,981)	(1,237)	—

Total write-off of deposits and pre-acquisition costs	$151,185	$19,195	$27,003

(a)	Corporate and unallocated includes a $16 million write-off of capitalized interest related to land and community valuation adjustments recorded during 2006.

Homebuilding Segment Operations (continued)
Northeast:
     For the year ended December 31, 2006, our Northeast operations experienced weakened demand for new homes primarily as a result of increases in existing home inventories. Net new orders for the fourth quarter of 2006 decreased 11% to 623 units, and for the year ended December 31, 2006 decreased 30% to 2,813 units, compared with the same periods in 2005. During 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. For the fourth quarter of 2006 cancellation rates were approximately 25% compared with 19% for the same period in 2005. Cancellation rates for fiscal year 2006 were 22%, compared with 14% for the same period in 2005. For the fourth quarter and year ended December 31, 2006, operating results were negatively impacted by $12.2 million and $22.2 million of respective land valuation adjustments taken in our New England markets as well as higher sales incentives offered to homebuyers. During 2006, we also recorded $3.2 million of net realizable value adjustments for land held for sale. During the fourth quarter and year ended December 31, 2006, we wrote-off $17.7 million and $33.8 million, respectively, of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, resulting in a reduction of lots controlled of approximately 6,800 and 12,900, respectively. There were no significant land valuation adjustments or write-offs taken during the same periods in 2005 and 2004.
     For the year ended December 31, 2005, our Northeast operations contributed positively to our Homebuilding operating results with increased revenues and higher average selling prices and profits compared with 2004. During 2005, most of the markets in the Northeast experienced strong demand conditions, particularly in Lehigh Valley and Baltimore, which were offset by increased resale inventories and pricing pressures in Washington D.C. Net new orders increased 26% to 4,019 units for the year ended December 31, 2005 compared with the same period in 2004. However, during the fourth quarter of 2005, net new orders decreased 10% to 697 units compared with the fourth quarter of 2004. For the year ended December 31, 2005, cancellation rates were approximately 14% compared with 11% for the same period in 2004. Cancellation rates for the fourth quarter of 2005 increased to 19% compared with 14% for the same period in 2004. As of December 31, 2005, we had 99 active selling communities, compared with 78 as of December 31, 2004. In addition, the year-over-year comparability of our Northeast operations was affected by a significant land sale ($19.4 million of income before income taxes) in our Washington D.C. market during the year ended December 31, 2004.
     Southeast:
     During the fourth quarter and year ended December 31, 2006, our Southeast operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and unit settlements as well as higher average selling prices and profits compared with prior year periods. The increases in the Southeast’s profitability are attributable to a continued shift in product mix associated with the active adult homebuyer. Additionally, we opened a new large active adult community in Charlotte during 2006. Net new orders for the fourth quarter of 2006 decreased 27% to 715 units, and for the year ended December 31, 2006 decreased 5% to 4,632 units, compared with the same periods in 2005. The reduction in new orders during the fourth quarter and year ended December 31, 2006 contributed to the increase in cancellation rates. Cancellation rates for the fourth quarter of 2006 were approximately 35%, compared with 23% for the same periods in 2005, while cancellation rates were 24% for the year ended December 31, 2006, compared with 18% for the same period in 2005. During 2006, selling, general and administrative expenses decreased as we continue to align our operations to meet current market conditions. There were no significant land related valuation adjustments or write-offs taken during 2006, 2005 or 2004 in our Southeast markets.
     Most of the markets in the Southeast experienced strong demand conditions during 2005. Additionally, during 2005 we opened several new communities, including two new active adult communities in Atlanta and Raleigh. As of December 31, 2005, we had 64 active selling communities, compared with 74 as of December 31, 2004. For the year ended December 31, 2005, net new orders increased 26% to 4,888 units compared with the same period in 2004. Net new orders for the fourth quarter of 2005 increased 7% to 976 units, compared with the same periods in 2004. Cancellation rates for the year ended December 31, 2005 were approximately 18%, which was comparable with the same period in 2004. For the fourth quarter and year ended 2005, our Carolina operating results were negatively impacted by $7 million of lot cost adjustments recorded primarily in Hilton Head.

Homebuilding Segment Operations (continued)
     Florida:
     During 2006, our Florida operations experienced weakened demand, largely attributable to increased existing home inventories, especially in Orlando and Naples/Ft. Myers. During the fourth quarter and year ended December 31, 2006, Florida experienced high cancellation rates and pricing pressures associated with excess inventories and aggressive sales incentives offered by competitors. Net new orders for the fourth quarter of 2006 decreased 51% to 769 units, and for the year ended December 31, 2006 decreased 46% to 4,501 units, compared with the same periods in 2005. For the fourth quarter and year ended December 31, 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all Florida markets. For the fourth quarter of 2006, cancellation rates were approximately 40% compared with 17% for the same period in 2005, while cancellation rates for the year ended December 31, 2006 were approximately 31% compared with 12% for the same period in 2005. Selling, general and administrative expenses decreased during 2006, as we continue to align our operations to meet current market conditions. During the fourth quarter and year ended December 31, 2006, we recorded valuation adjustments of $21.7 million and $22.7 million, respectively, related to land inventory. During the fourth quarter and year ended December 31, 2006, we also recorded charges of $17.6 million and $25.1 million, respectively, for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue in Jacksonville and Southeast Florida. During the fourth quarter and year ended December 31, 2006, these charges resulted in a reduction of lots controlled of approximately 3,800 and 10,500, respectively. There were no significant land valuation adjustments or write-offs taken during the same periods in 2005 and 2004.
     During the year ended December 31, 2005, our Florida operations had increased revenues and higher average selling prices and profits compared with the same period in 2004. As of December 31, 2005, we had 73 active selling communities, compared with 65 as of December 31, 2004. For the year ended December 31, 2005, net new orders increased 19% to 8,383 units compared with 2004. During the fourth quarter of 2005, net new orders decreased 20% to 1,577 units compared with the prior year quarter, due primarily to a decreased community count of approximately 20% in Tampa and the fact that we were transitioning out of a recently completed active adult community in Ocala. Additionally, some of our Florida operations began to experience weakened demand for new homes due to excess resale inventories and pricing pressures in Orlando and Naples/Ft. Myers. At December 31, 2005 unit backlog decreased 9% to 4,085 units compared with the same period in 2004. Cancellation rates for the year ended December 31, 2005 were approximately 12%, which was comparable with 2004. In addition, for the year ended December 31, 2004, our Florida operations were affected by land sales (totaling $14.4 million of income before income taxes), which occurred primarily in our Tampa and Jacksonville markets.
     Midwest:
     The Midwest operations have been one of the most challenged areas in the country as Cleveland and Michigan continue to experience weakened demand due to difficult local economic conditions. Net new orders for the fourth quarter of 2006 decreased 40% to 749 units, and for the year ended December 31, 2006 decreased 31% to 4,087 units, compared with the same periods in 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. For the fourth quarter of 2006 cancellation rates were approximately 22% compared with 18% for the same period in 2005, while cancellation rates for the year ended December 31, 2006 were approximately 17% compared with 13% for the same periods in 2005. For the fourth quarter and year ended December 31, 2006, Midwest operating results were negatively impacted by land and community valuation adjustments of $32.6 million and $52.6 million, respectively. During the fourth quarter and year ended December 31, 2006 we recorded net realizable value adjustments for land held for sale of $5.1 million and $10.8 million, respectively. During the fourth quarter and year ended December 31, 2006, we recorded charges of $9 million and $24.9 million, respectively, for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue in the Michigan, Minnesota and Indianapolis markets, resulting in a reduction of lots controlled of 3,600 and 11,800, respectively. There were no significant land valuation and net realizable adjustments or write-offs taken during the same periods in 2005 and 2004.
     For the year ended December 31, 2005, our Midwest operations realized increased revenues compared with the same period in 2004, primarily due to higher unit settlements. During the year ended December 31, 2005 average selling prices and profits decreased compared with the same period in 2004. During 2005, some of our Midwest operations were impacted by weakened demand for new homes due to increased resale home inventories and challenging local economic conditions, especially in Michigan. However, other Midwest operations, such as Illinois, Indianapolis and Ohio experienced solid demand, as evidenced by increased net new orders. For the year ended December 31, 2005, net new orders increased 14% to 5,928 units compared with 2004. During the fourth quarter of 2005, net new orders increased 11% to 1,240 units compared with the prior year period. In 2005, we opened large active adult communities in Detroit and Cleveland which contributed to the 2005 increase in net new orders. Cancellation rates for the year ended December 31, 2005 were approximately 13%, compared with 16% for the same periods in 2004.

Homebuilding Segment Operations (continued)
     Central:
     For the year ended December 31, 2006, revenue from home settlements increased compared with the same period in 2005. Higher average selling prices realized during 2006 were the result of unit settlements in new communities in both Texas and Colorado. However, the Central reporting segment recorded losses for both the fourth quarter and year ended December 31, 2006, compared with profits during the same period in 2005, which was largely attributable to decreased home settlements. Net new orders for the fourth quarter of 2006 decreased 50% to 895 units, and for the year ended December 31, 2006 decreased 28% to 5,437 units, compared with the same periods in 2005. For the fourth quarter of 2006 cancellation rates were approximately 38% compared with 31% for the same period in 2005, while cancellation rates for the year ended December 31, 2006 were approximately 30% compared with 23% for the same period in 2005. During 2006 and 2005, Central operating results were negatively impacted by valuation adjustments to land inventory, net realizable value adjustments and write-offs of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue. We recorded valuation adjustments to land inventory of $15.1 million and $3.1 million during the fourth quarter of 2006 and 2005, respectively, and $23.9 million and $3.7 million during the years ended December 31, 2006 and 2005, respectively. We also recorded net realizable value adjustments on land held for sale of $8.1 million and $2.5 million during the fourth quarter of 2006 and 2005, respectively, and $27.7 million and $2.8 million during the years ended December 31, 2006 and 2005, respectively. There were no significant land valuation and net realizable adjustments or write-offs taken during the same periods in 2004.
     For the year ended December 31, 2005, our Central operations realized increased revenues primarily due to higher unit settlements, compared with the same period in 2004. During the year ended December 31, 2005 average selling prices increased compared with the same period in 2004, and net new orders increased 36% to 7,549 units compared with the same period in 2004. During the fourth quarter of 2005, net new orders increased 53% to 1,801 units compared with the prior year period. During 2005, we realized increases in net new orders in Houston and San Antonio as well as Denver, which experienced significant increases from the successful grand opening of a large traditional/active adult community in November 2005. For the year ended December 31, 2005, our Central operations were negatively impacted by a shift in product mix as well as delays in the opening of certain new communities, compared with the prior year period for 2004. Cancellation rates for the year ended December 31, 2005 were approximately 23%, compared with 29% for the same period in 2004. For the fourth quarter of 2005, the cancellation rate was 31%, compared with 38% for the same period in 2004.
     Southwest:
     The Southwest operations continued to contribute positively to our Homebuilding operating results, evidenced by increased revenues, unit settlements and higher average selling prices compared with 2005. Net new orders for the fourth quarter of 2006 decreased 28% to 1,755 units, and for the year ended December 31, 2006 decreased 22% to 8,365 units, compared with the same periods in 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. For the fourth quarter of 2006 cancellation rates were approximately 37%, compared with 19% for the same period in 2005, while cancellation rates for the year ended December 31, 2006 were approximately 35%, compared with 16% for the same period in 2005. Operating results for the Southwest segment were positively impacted by our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems in both Arizona and Nevada. During 2005 and 2004, income from this entity was recorded as equity income and had no impact on segment pre-tax income. However, during the fourth quarter and year ended December 31, 2006, operating results were negatively impacted by land valuation and net realizable adjustments and the write-off of deposits and pre-acquisition costs. For the fourth quarter and year ended December 31, 2006, we recorded land and community valuation adjustments for both periods of $9.8 million, as well as net realizable value adjustments for land held for sale of $6.9 million and $7 million, respectively. During the fourth quarter and year ended December 31, 2006, we also recorded charges of $11.9 million and $21 million, respectively, for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue, primarily in the Phoenix and Tucson markets, which resulted in a reduction of lots controlled of 7,600 and 21,200, respectively. There were no significant land valuation and net realizable adjustments or write-offs taken during the same periods in 2005 and 2004.

Homebuilding Segment Operations (continued)
     Southwest (continued):
     During the year ended December 31, 2005, our Southwest operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits compared with 2004. For the year ended December 31, 2005, net new orders increased 4% to 10,723 units compared with the same period in 2004. During the fourth quarter of 2005, net new orders increased 33% to 2,447 units compared with the prior year period. As of December 31, 2005, the decrease in Arizona’s active community count, compared with the prior year, is attributable to the close-out of several communities, including a large, established active adult community located in Phoenix. We opened two large active adult communities, also located in Phoenix, during the first quarter of 2006 as replacement communities. In the fourth quarter of 2004, we lowered pricing in Las Vegas to better align pricing in our communities with pricing in the market. This action was in response to a period of slow sign-ups and increased cancellation rates, which we attributed to our then above-market pricing. After the price reductions took effect in the fourth quarter of 2004, our communities in Las Vegas experienced improved traffic and new order activity during 2005. Cancellation rates in the Southwest for the year ended December 31, 2005 were approximately 16%, which was comparable with the same period in 2004. During the fourth quarter of 2005, cancellation rates were 19% compared with 34% during the same period in 2004.
     California:
     The California operations were impacted by weakened demand for new homes, evidenced by increased resale inventories and pricing pressures, especially in Sacramento. During 2006, these factors contributed to a decrease in net new orders, unit settlements and average selling prices in California. Net new orders for the fourth quarter of 2006 decreased 13% to 940 units, and for the year ended December 31, 2006 decreased 32% to 4,090 units, compared with the same periods in 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. For the fourth quarter of 2006 cancellation rates were approximately 35% compared with 31% for the same period in 2005 while cancellation rates for the year ended December 31, 2006 were approximately 36% compared with 24% for the same period in 2005. California operating results were impacted during the fourth quarter and year ended December 31, 2006 by valuation adjustments to land inventory of $37.5 million and $55.6 million, respectively, in addition to a $95.4 million land valuation adjustment recorded during the fourth quarter of 2006 for two of our unconsolidated joint ventures located in Sacramento. During the fourth quarter and year ended December 31, 2006, we also recorded charges of $18.8 million and $33.1 million, respectively, for the write-off of deposits and pre-acquisition costs associated with transactions we no longer plan to pursue primarily in the Sacramento and the San Francisco Bay Area markets, which resulted in a reduction of lots controlled of 9,200 and 19,300, respectively. There were no significant land valuation and net realizable adjustments or write-offs taken during the same periods in 2005 and 2004.
     During the year ended December 31, 2005, our California operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and higher average selling prices and profits compared with 2004. For the year ended December 31, 2005, net new orders increased 14% to 6,041 units compared with the same period in 2004. For the fourth quarter of 2005, net new orders decreased 6% to 1,083 units compared with the prior year period. At December 31, 2005, unit backlog decreased 9% to 2,299 units compared with December 31, 2004. During the fourth quarter of 2005, our California operations were impacted by weakened demand for new homes evidenced by increased resale inventories and pricing pressures, especially in Sacramento. In addition, the closeout of a large, successful active adult community which contributed significantly to our operations impacted the California reporting segment during the fourth quarter of 2005 and contributed to the decrease in net new orders, unit settlements and average selling price during this period. Cancellation rates for the year ended December 31, 2005 were approximately 24%, compared with 15% for the year ended December 31, 2004.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries.
     We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans monthly to outside investors. Also, we sell our servicing rights on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. Since the servicing rights are recorded based on the value in the servicing sales contracts, there are no impairment issues related to these assets.
     The following table presents mortgage origination data for our Financial Services operations:

	Years Ended December 31,
	2006	2005	2004
Total originations:
Loans	40,269	42,994	35,232

Principal ($000’s omitted)	$8,683,500	$8,528,600	$6,739,200

Originations for Pulte customers:
Loans	40,117	42,302	32,290

Principal ($000’s omitted)	$8,642,900	$8,397,600	$6,268,100

     Pre-tax income of our financial services operations was $115.5 million, $70.6 million, and $47.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Mortgage origination unit volume decreased 6%, while mortgage origination principal volume increased 2% for the year ended December 31, 2006. The decrease in unit volume is attributable to lower home settlements in 2006 compared with 2005, offset by a higher capture rate in 2006 compared with 2005, while the increase in origination principal volume is attributable to a higher average loan size. For the year ended December 31, 2005, mortgage origination unit and principal volume increased 22% and 27%, respectively, over 2004. This growth can be attributed to increases in the capture rate of 140 basis points to 89.2% in 2005 combined with the volume increases experienced in our homebuilding business and an increase in average loan size. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. Our homebuilding customers continue to account for the majority of total loan production, representing nearly 100% of Pulte Mortgage unit production for 2006, compared with 98% in 2005 and 92% in 2004.
     Adjustable rate mortgages (ARMs) represented 28% of total funded origination dollars and 22% of total funded origination units for the year ended December 31, 2006, compared with 45% and 39%, respectively, in 2005 and 43% and 42%, respectively, in 2004. Interest only mortgages, a component of ARMs, represented 79% of ARMs origination dollars and 81% of ARMs origination units for the year ended December 31, 2006, compared with 65% and 56% in 2005, and 42% and 30%, respectively, in 2004. Interest only mortgages represented 22%, 29%, and 18%, respectively, of total funded origination dollars for the years ended December 31, 2006, 2005, and 2004.
     Refinancings represented 1% of total loan production in 2006 and 2005, compared with 3% in 2004. Our customers’ average FICO scores for the years ended December 31, 2006, 2005, and 2004 were 743, 741, and 737, respectively. Combined Loan-to-Value was 82% for the year ended December 31, 2006, and 81% for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, loan application backlog was $2.1 billion, compared with $4.2 billion and $3.5 billion at December 31, 2005 and 2004, respectively.
     Pre-tax income increased 64% for the year ended December 31, 2006, compared with 2005, primarily due to the sale of our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million ($20.1 million after-tax). Excluding this gain, pre-tax income increased 19% in 2006 compared with 2005, due to the combination of increased origination principal volume and a shift in product mix to more profitable loans. In 2006, 21% of total origination dollars were from brokered loans, which are less profitable to us, compared with 26% in 2005. Mortgage origination fees of $15.5 million in 2006 were $5.2 million, or 25%, lower than the $20.7 million recorded for the same period in 2005. The 25% decrease over the same period in 2005 is due to a shift in product mix towards funded production.
     Pre-tax income increased 49% for the year ended December 31, 2005, compared with 2004, due to increased volume and a favorable product mix shift to funded, from non-funded originations. In 2005, 26% of total origination dollars were from brokered loans, which are less profitable to us, compared with 36% in 2004. Mortgage origination fees of $20.7 million in 2005 were $0.2 million, or 1%, higher than the $20.5 million recorded for the same period in 2004. The 1% increase over the same period in 2004 is due to higher revenues per loan as brokered origination volume decreased 7% in 2005 when compared with 2004.

Financial Services Operations (continued)
     The net gain from sale of mortgages of $110.8 million in 2006 was $29.7 million, or 37%, higher than the $81.1 million recorded for the same period in 2005. This favorable variance was due primarily to an increase in loans available for sale combined with a favorable shift in product mix in 2006 when compared to 2005. Net interest income in 2006 was $9.8 million, or 2%, lower than the $10 million for the same period in 2005. The decrease was primarily due to a lower net interest margin partially offset by higher funded origination volume. Income from our title operations was $20 million in 2006, a decrease of 10% over 2005, due primarily to a decrease in the number of homes closed in 2006 compared to 2005. Selling, general and administrative expense increased $10.2 million, or 13%, from 2005, due primarily to higher operating expenses.
     Our minority interest in Su Casita, a Mexican mortgage banking company, contributed income from operations of approximately $350 thousand for the year ended December 31, 2005. During February 2005, 25% of our investment in the capital stock of Su Casita was redeemed for a gain of approximately $620 thousand. Our remaining interest of 16.66% was accounted for under the cost method of accounting and therefore no income was recorded for periods subsequent to the sale. Income from Su Casita for the year ended December 31, 2004 was $4 million. In February 2006, we completed the sale of our remaining investment in Su Casita for approximately $50 million, and realized a pre-tax gain of approximately $31.6 million related to the transaction.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments. For the year ended December 31, 2006, we did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. We also did not recognize any material net gains or losses during 2005 for cash flow hedges that were discontinued because it is probable that the original forecasted transaction will not occur. At December 31, 2006, we expect to reclassify $978 thousand, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months as sales of mortgage backed securities occur.

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
     The following table presents results of operations ($000’s omitted):

	Years Ended December 31,
	2006	2005	2004
Net interest expense	$531	$43,344	$47,372
Other expenses, net	42,569	49,050	43,313

Loss before income taxes	$43,100	$92,394	$90,685

     Net interest expense was $531 thousand for the year ended December 31, 2006, compared with approximately $43.3 million and $47.4 million for the years ended December 31, 2005 and 2004, respectively. These variances are the result of an increase in the amount of interest capitalized into homebuilding inventory.
     Changes in other expenses, net for the years ended December 31, 2006 and 2005, compared with prior years were primarily due to changes in compensation-related costs. Additionally, during 2004 we recognized income from the sale and adjustment to fair value of various non-operating parcels of commercial land held for sale.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. During 2006 and 2005, interest in homebuilding inventory increased compared with the prior years due to increased amounts of interest capitalized based on our homebuilding inventory and debt levels. In addition, during the fourth quarter of 2006, $16 million of capitalized interest related to inventory impairment write-offs was expensed. Information related to corporate interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2006	2005	2004
Interest in homebuilding inventory at beginning of year	$229,798	$223,591	$200,584
Interest capitalized into homebuilding inventory	261,486	185,792	156,056
Interest expensed to homebuilding cost of sales	(255,688)	(179,585)	(133,049)

Interest in homebuilding inventory at end of year	$235,596	$229,798	$223,591

Interest incurred *	$266,561	$234,024	$205,176

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

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
     W e also recorded non-cash, after-tax gains of $7.8 million and $10.8 million, during the third quarter of 2005 and 2004, respectively, related to the favorable resolution of certain tax matters relating to our former thrift operation, which was discontinued in 1994.
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
     Revenues of these discontinued operations were $201 million and $185.8 million for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, discontinued Mexico homebuilding operations reported total after-tax income (losses) of ($1.5) million and $4.4 million, respectively. Results of Mexico homebuilding operations, for the years ended December 31, 2005 and 2004, resulted in pre-tax operating income of $4.6 million and $8.2 million, respectively.
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
     For the year ended December 31, 2006, loss from discontinued operations included a provision of $2.3 million, net of taxes, which resulted from a contractual adjustment related to the December 2005 disposition of the our Mexico homebuilding operations.

Discontinued Operations (continued)
     Argentina — In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. The disposition of these operations was intended to improve our overall returns. At December 31, 2004, the Argentina operations were classified as held for sale and presented as discontinued operations in our Consolidated Financial Statements, while previously they were included in our Homebuilding operations.
     Revenues of these discontinued Argentine operations were $24.6 million for the year ended December 31, 2004. For the year ended December 31, 2004 discontinued Argentine operations reported total after-tax losses of $22 million. For the year ended December 31, 2004, the Argentina operations reported after-tax operating losses of $1.4 million. In addition, we recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell. The pre-tax loss includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $25.1 million ($15.6 million after-tax), which had previously been reported in other comprehensive income.
     For the year ended December 31, 2006, loss from discontinued operations included a provision of $111 thousand, net of taxes, which resulted from a contractual adjustment related to the January 2005 disposition of our Argentine operations.
Liquidity and Capital Resources
     We finance our homebuilding land acquisition, development and construction activities by using internally generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings.
     At December 31, 2006, we had cash and equivalents of $551.3 million and $3.5 billion of senior notes outstanding. Other financing included non-recourse collateralized financing totaling $26.9 million. Sources of our working capital include our cash and equivalents, our $2.01 billion committed unsecured revolving credit facility and Pulte Mortgage’s $955 million committed credit arrangements and other uncommitted borrowing arrangements.
     Our ratio of debt-to-total capitalization, excluding our collateralized debt related to financial services, was approximately 35% at December 31, 2006, and approximately 31.2% net of cash and equivalents.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At December 31, 2006, Pulte Mortgage had committed credit arrangements of $955 million, comprised of a $405 million bank revolving credit facility and a $550 million asset-backed commercial paper program. In May 2006, Pulte Mortgage amended its revolving credit facility, which included amendments to its restrictive covenants. In August 2006, Pulte Mortgage amended the bank credit agreement related to its asset-backed commercial paper program, which also included amendments to its restrictive covenants. Both amended credit agreements now require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year and funded debt cannot exceed 15 times tangible net worth.
     Our income tax liability and related effective tax rate are affected by a number of factors. In 2006, our effective tax rate was 36.3% compared with 36.9% in 2005 and 37.6% in 2004. The reduction in the effective tax rate for 2006 was primarily due to an adjustment for the Section 199 manufacturing deduction, a change in the overall state tax rate associated with the geographical mix in income and certain other tax matters. The reduction in the effective tax rate for 2005 was principally due to the Section 199 manufacturing deduction established by the American Jobs Creation Act of 2004. We anticipate that our effective tax rate for 2007 will be approximately 37%.
     Our net cash used in operating activities for the year ended December 31, 2006 amounted to $267.5 million, while net cash provided by operating activities was $18.7 million for the year ended December 31, 2005. For the year ended December 31, 2004, net cash used in operating activities was $692.2 million. In 2006, decreased net income and an increase in deferred income taxes were offset by the write-down of land and deposits and pre-acquisition costs of $409.5 million. In 2005 and 2004, increased net income was offset primarily by significant investments in land inventory.

Liquidity and Capital Resources (continued)
     Cash used in investing activities was $86.9 million for the year ended December 31, 2006, compared with $25.3 million and $198.6 million for the years ended December 31, 2005 and 2004, respectively. We invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $58.2 million of capital contributions to and received $67.4 million in capital distributions from our unconsolidated joint ventures for the year ended December 31, 2006. Further we incurred approximately $98.6 million in capital expenditures to support the growth of our business.
     The change in net cash used in investing activities from 2004 to 2005 primarily relates to proceeds from the sale of subsidiaries during 2005 of $142.9 million, increases in distributions from unconsolidated entities of $41.9 million, offset by increases in capital expenditures of $13.7 million. During 2005, we invested approximately $37.3 million in three new joint ventures that develop and/or sell land within the United States. Also, we contributed $124.6 million of additional capital contributions to and received $108 million in capital distributions from our unconsolidated joint ventures for the year ended December 31, 2005. Further, we incurred approximately $88.9 million in capital expenditures to support the growth of our business. During January 2004, we invested $35 million for a 50% ownership in an entity that supplies and installs basic building components and operating systems. During 2004, we invested approximately $117.8 million in new joint ventures that develop and/or sell land in the United States. Also, we contributed $44.2 million of additional capital contributions to and received $66.1 million in capital distributions from our unconsolidated joint ventures for the year ended December 31, 2004.
     Net cash used in financing activities totaled $96.2 million for the year ended December 31, 2006. Cash inflows from financing activities are primarily attributed to the issuance of $150 million, 7.375% senior notes and $8.4 million from the issuance of common stock. Cash outflows from financing activities are primarily attributed to $78.3 million repayment of Pulte Mortgage’s collateralized short term debt, $19.8 million payment of non-recourse collateralized financing, $122.3 million used to repurchase our common stock, and $40.9 million of cash dividends paid to shareholders.
     Net cash provided by financing activities was $700.4 million for the year ended December 31, 2005. Cash inflows from financing activities are primarily attributed to proceeds from our $350 million, 5.2% senior notes and $300 million, 6% senior notes issued in February 2005, proceeds from Pulte Mortgage’s line of credit of approximately $275.6 million, proceeds from non-recourse collateralized financing arrangements of approximately $46.8 million, and proceeds from the exercise of stock options of $31.2 million. Cash outflows from financing activities for the year ended December 31, 2005 primarily relate to the repayment of our $125 million, 7.3% senior notes in October 2005, approximately $33.6 million of cash dividends paid to our shareholders, and $143.2 million used to repurchase our common stock.
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
     In August 2006, we increased the borrowing availability under our 4-year unsecured revolving credit facility from $1.66 billion to $2.01 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires us not to exceed a debt-to-total capitalization ratio of 60% and also requires us to maintain a minimum interest coverage ratio of 2:1 (EBITDA to interest incurred), as defined in the agreement. As of December 31, 2006, we had no borrowings outstanding and $1.45 billion available for borrowing under this facility.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. At December 31, 2006, we had remaining authorization to purchase $102.3 million of common stock.

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
Contractual Obligations and Commercial Commitments
     The following table summarizes our payments under contractual obligations as of December 31, 2006:

	Payments Due by Period
	($000’s omitted)
	Total	2007	2008-2009	2010-2011	After 2011
Contractual obligations:
Long-term debt (a)	$6,703,950	$227,839	$855,678	$1,107,116	$4,513,317
Operating lease obligations	287,360	58,575	96,598	57,581	74,606
Other long-term liabilities (b)	27,295	19,945	7,350	—	—

Total contractual obligations (c)	$7,018,605	$306,359	$959,626	$1,164,697	$4,587,923

(a)	Represents our senior notes and related interest payments

(b)	Represents our non-recourse collateralized financing arrangements and related interest payments

(c)	We do not have any payments due in connection with capital lease or purchase obligations
     We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2006, we had agreements to acquire approximately 71,800 homesites through option contracts and unconsolidated entities in which we have investments. At December 31, 2006, we had $369.5 million of non-refundable option deposits and advanced costs related to certain of these agreements.
     The following table summarizes our other commercial commitments as of December 31, 2006:

	Amount of Commitment Expiration by Period
	($000’s omitted)
	Total	2007	2008-2009	2010-2011	After 2011
Other commercial commitments:
Guarantor revolving credit facilities (a)	$2,010,000	$—	$—	$2,010,000	$—
Non-guarantor revolving credit facilities (b)	955,000	550,000	405,000	—	—
Standby letters of credit (c)	32,184	32,184	—	—	—

Total commercial commitments (d)	$2,997,184	$582,184	$405,000	$2,010,000	$—

(a)	Includes capacity to issue up to $1.125 billion in standby letters of credit, of which $559 million was outstanding at December 31, 2006.

(b)	Includes credit facility of $405 million and $550 million asset-backed commercial paper program.

(c)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

(d)	Excludes performance and surety bonds of approximately $1.8 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements
     We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2006, we had outstanding letters of credit of $591.2 million. Performance bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.8 billion at December 31, 2006, are typically outstanding over a period of approximately 3-5 years. We do not believe that we will be required to draw upon any such letters of credit or performance bonds.
     In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2006, these agreements totaled approximately $4.3 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2006, we consolidated certain variable interest entities with assets totaling $43.6 million.
     At December 31, 2006 and 2005, aggregate outstanding debt of unconsolidated joint ventures was $935.9 million and $882.2 million, respectively. At December 31, 2006 and 2005, our proportionate share of joint venture debt was approximately $312.8 million and $297.9 million, respectively. At December 31, 2006 and 2005, we provided non-recourse debt guarantees for $304.1 million and $293.4 million, respectively, of joint venture debt. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by us, unless the joint venture was unable to perform its contractual borrowing obligations. As of December 31, 2006, we do not anticipate that we will incur any significant costs under these guarantees that have not already been recognized in our impairment analysis, as further discussed in Note 4 of our Consolidated Financial Statements.
     For the years ended December 31, 2006, 2005 and 2004, we recognized equity income (loss) from our unconsolidated joint ventures of $(62.9) million, $75.4 million and $60.1 million, respectively. The equity loss recognized during the year ended December 31, 2006 includes land valuation adjustments of $95.4 million, which relate to two of our joint ventures located in Sacramento, California. In accordance with their debt guarantees, these joint ventures are required to maintain a certain ratio of value of the collateral (generally land and improvements) as a specified percentage of the loan balance. If we are required to make a payment to bring the loan balance below the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase our share of any funds the unconsolidated entity distributes, if they are available. The land valuation adjustments recorded during 2006 include all significant costs expected at this time under such guarantees.
Critical Accounting Policies and Estimates
     The accompanying consolidated financial statements were prepared in conformity with United States generally accepted accounting principles. When more than one accounting principle, or the method of its application, is generally accepted, we select the principle or method that is appropriate in our specific circumstances (see Note 1 of our Consolidated Financial Statements). Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these consolidated financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the consolidated financial statements, giving due regard to materiality.
Revenue recognition
     Homebuilding — Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

Critical Accounting Policies and Estimates (continued)
     Financial Services — Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.
Inventory valuation
     Our finished inventories are stated at the lower of accumulated costs or net realizable value. Included in inventories are all direct development costs. Inventories under development or held for development are stated at accumulated cost, unless they are determined to be impaired, in which case these inventories are measured at fair value. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Additionally, we also value long-lived assets for sale at the lower of their carrying amount or fair value less cost to sell.
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
     Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the home, an average lot cost by project based on land acquisition and development costs, and closing costs and commissions. Construction cost of the home includes amounts paid through the closing date of the home, plus an accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared to the amount accrued, and adjustments are made if needed. Total project land acquisition and development costs are based on an analysis of budgeted costs compared to actual costs incurred to date and estimates to complete. Adjustments to estimated total project land acquisition and development costs for the project affect the amount of future lots costed prospectively.
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
     An allowance for credit losses is established when specific loans are identified as probable of foreclosure and loss. Additionally, an allowance is provided based on historical losses applied against the most recent quarter of funded production.
Goodwill and intangible assets
     We have recorded certain intangible assets and goodwill, most of which relate to the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired and the resulting charge to operations may be material. If we determine that the carrying value of intangible assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on several accepted valuation methods. For assets related to ongoing operations, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value.
     The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. Changes in these estimates could result in significant revisions to the carrying value of these assets and material charges to the results of operations.

Critical Accounting Policies and Estimates (continued)
Allowance for warranties
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
Insurance
     We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under those policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which include an estimate of claims incurred but not yet reported.
     As of January 1, 2006, we are also self-insured for certain of our medical and dental claims and reserve for costs to cover our liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported.
Stock-based compensation
     The Company currently has several stock-based compensation plans for its employees (“Employee Plans”) and nonemployee directors (the “Director Plan”). The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to four years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 3,600 shares of common stock and options to purchase an additional 7,000 shares. All options granted under the Director Plan are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant effect on basic and diluted earnings per share for the year ended December 31, 2006.
     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123.
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2006 and 2005, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market value ($000’s omitted).

	As of December 31, 2006 for the
	Years ended December 31,
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$400,000	$—	$698,563	$2,450,000	$3,548,563	$3,584,523
Average interest rate	—	—	4.88%	—	7.95%	6.24%	6.42%	—

Non-recourse collateralized financing	$19,755	$3,484	$3,650	$—	$—	$—	$26,889	$26,889
Average interest rate	.31%	1.25%	2.37%	—	—	—	.71%	—

	As of December 31, 2005 for the
	Years ended December 31,
						There-		Fair
	2006	2007	2008	2009	2010	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$—	$400,000	$—	$2,998,563	$3,398,563	$3,421,959
Average interest rate	—	—	—	4.88%	—	6.58%	6.38%	—

Non-recourse collateralized financing	$18,051	$5,700	$3,949	$933	$—	$—	$28,633	$28,633
Average interest rate	.89%	1.80%	1.27%	8.25%	—	—	1.36%	—
     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2006 and 2005, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.
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
     At December 31, 2006, our aggregate net investment exposed to foreign currency exchange rate risk includes our remaining non-operating investments in Mexico, which approximated $3.5 million.

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
     Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those set forth under Item 1A. – Risk Factors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
($000’s omitted, except share data)

	2006	2005
ASSETS
Cash and equivalents	$551,292	$1,002,268
Unfunded settlements	72,597	156,663
House and land inventory	9,374,335	8,756,093
Land held for sale	465,823	257,724
Land, not owned, under option agreements	43,609	76,671
Residential mortgage loans available-for-sale	871,350	1,038,506
Investments in unconsolidated entities	150,685	301,613
Goodwill	375,677	307,693
Intangible assets, net	118,954	127,204
Other assets	982,034	1,023,739
Deferred income tax asset	170,518	12,686

	$13,176,874	$13,060,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $280,329 and $405,411 in 2006 and 2005, respectively	$576,321	$789,399
Customer deposits	200,478	392,041
Accrued and other liabilities	1,403,793	1,402,620
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	814,707	893,001
Income taxes	66,267	239,930
Senior notes	3,537,947	3,386,527
Commitments and contingencies

Total liabilities	6,599,513	7,103,518

Shareholders’ Equity:
Preferred stock, $.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value; 400,000,000 shares authorized, 255,315,408 and 257,030,925 shares issued and outstanding at December 31, 2006 and 2005, respectively	2,553	2,570
Additional paid-in capital	1,284,687	1,209,148
Accumulated other comprehensive loss	(2,986)	(5,496)
Retained earnings	5,293,107	4,751,120

Total shareholders’ equity	6,577,361	5,957,342

	$13,176,874	$13,060,860

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004
(000’s omitted, except per share data)

	2006	2005	2004
Revenues:
Homebuilding	$14,075,248	$14,528,236	$11,400,008
Financial Services	194,596	161,414	112,719
Other non-operating	4,564	4,885	1,749

Total revenues	14,274,408	14,694,535	11,514,476

Expenses:
Homebuilding, principally cost of sales	12,969,636	12,302,018	9,818,336
Financial Services	111,468	93,574	71,528
Other non-operating, net	47,664	97,279	92,434

Total expenses	13,128,768	12,492,871	9,982,298

Other income:
Gain on sale of equity investments	31,635	620	—
Equity income (loss)	(94,547)	74,730	60,146

Income from continuing operations before income taxes	1,082,728	2,277,014	1,592,324
Income taxes	393,082	840,126	598,751

Income from continuing operations	689,646	1,436,888	993,573
Income (loss) from discontinued operations	(2,175)	55,025	(7,032)

Net income	$687,471	$1,491,913	$986,541

Per share data:
Basic:
Income from continuing operations	$2.73	$5.62	$3.93
Income (loss) from discontinued operations	(.01)	.22	(.03)

Net income	$2.73	$5.84	$3.91

Assuming dilution:
Income from continuing operations	$2.67	$5.47	$3.82
Income (loss) from discontinued operations	(.01)	.21	(.03)

Net income	$2.66	$5.68	$3.79

Cash dividends declared	$.16	$.13	$.10

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,200	255,492	252,590
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	6,421	7,309	7,644

Adjusted weighted-average common shares and effect of dilutive securities	258,621	262,801	260,234

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2006, 2005 and 2004
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2003	$2,504	$1,014,739	$(656)	$(39,142)	$2,470,678	$3,448,123

Stock option exercise	56	43,903	—	—	—	43,959
Tax benefit from stock option exercise and restricted stock vesting	—	35,700	—	—	—	35,700
Restricted stock award	4	(4)	—	—	—	—
Restricted stock award amortization	—	—	612	—	—	612
Cash dividends declared — $.10 per share	—	—	—	—	(25,427)	(25,427)
Stock repurchases	(6)	(2,290)	—	—	(12,391)	(14,687)
Stock-based compensation	—	22,691	—	—	—	22,691
Comprehensive income:
Net income	—	—	—	—	986,541	986,541
Change in fair value of derivatives, net of income taxes of $(206), net of reclassification for net realized losses on derivatives of $199 included in net income	—	—	—	336	—	336
Foreign currency translation adjustments	—	—	—	24,426	—	24,426

Total comprehensive income						1,011,303

Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274

Stock option exercise	30	31,218	—	—	—	31,248
Tax benefit from stock option exercise and restricted stock vesting	—	34,095	—	—	—	34,095
Restricted stock award	18	(18)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared — $.13 per share	—	—	—	—	(33,550)	(33,550)
Stock repurchases	(36)	(16,566)	—	—	(126,644)	(143,246)
Stock-based compensation	—	45,680	—	—	—	45,680
Comprehensive income:
Net income	—	—	—	—	1,491,913	1,491,913
Change in fair value of derivatives, net of income taxes of $2,481, net of reclassification for net realized losses on derivatives of $138 included in net income	—	—	—	(4,048)	—	(4,048)
Foreign currency translation adjustments	—	—	—	12,932	—	12,932

Total comprehensive income						1,500,797

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342

Stock option exercise	13	8,337	—	—	—	8,350
Tax benefit from stock option exercise and restricted stock vesting	—	6,696	—	—	—	6,696
Restricted stock award	7	(7)	—	—	—	—
Cash dividends declared — $.16 per share	—	—	—	—	(40,879)	(40,879)
Stock repurchases	(37)	(17,653)	—	—	(104,605)	(122,295)
Stock-based compensation	—	78,166	—	—	—	78,166
Comprehensive income:
Net income	—	—	—	—	687,471	687,471
Change in fair value of derivatives, net of income taxes of $(760), net of reclassification for net realized losses on derivatives of $18 included in net income	—	—	—	1,240	—	1,240
Foreign currency translation adjustments	—	—	—	1,270	—	1,270

Total comprehensive income						698,899

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$—	$(2,986)	$5,293,107	$6,577,361

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004
($000’s omitted)

	2006	2005	2004
Cash flows from operating activities:
Net income	$687,471	$1,491,913	$986,541
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	409,523	29,997	27,268
Gain on sale of equity investments	(31,635)	(620)	—
Loss on sale of subsidiaries	—	13,124	33,150
Amortization and depreciation	83,675	61,512	46,296
Stock-based compensation expense	78,166	45,724	23,303
Deferred income taxes	(157,832)	33,695	(27,178)
Equity (income) loss from earnings of affiliates	94,547	(75,350)	(60,146)
Distributions of earnings of affiliates	6,590	86,020	38,521
Other, net	2,657	(180)	3,332
Increase (decrease) in cash due to:
Inventories	(1,151,972)	(1,699,373)	(2,056,828)
Residential mortgage loans available-for-sale	167,156	(341,429)	(155,575)
Other assets	98,776	(154,531)	2,570
Accounts payable, accrued and other liabilities	(380,985)	477,372	282,259
Income taxes	(173,663)	50,830	164,325

Net cash provided by (used in) operating activities	(267,526)	18,704	(692,162)

Cash flows from investing activities:
Distributions from unconsolidated entities	67,444	107,978	66,067
Investments in unconsolidated entities	(58,229)	(161,926)	(196,997)
Investments in subsidiaries, net of cash acquired	(65,779)	(31,172)	—
Proceeds from the sale of subsidiaries and equity investments	49,216	142,866	—
Proceeds from the sale of fixed assets	19,091	5,858	7,094
Capital expenditures	(98,629)	(88,887)	(75,219)
Other, net	—	—	500

Net cash used in investing activities	(86,886)	(25,283)	(198,555)

Cash flows from financing activities:
Payment of senior notes and subordinated notes	—	(125,000)	(189,270)
Proceeds from borrowings	150,000	970,944	1,039,949
Repayment of borrowings	(98,051)	—	(44,892)
Excess tax benefit from share-based awards	6,696	—	—
Issuance of common stock	8,350	31,248	43,959
Stock repurchases	(122,295)	(143,246)	(14,687)
Dividends paid	(40,879)	(33,550)	(25,427)

Net cash provided by (used in) financing activities	(96,179)	700,396	809,632

Effect of exchange rate changes on cash and equivalents	(385)	333	(46)

Net increase (decrease) in cash and equivalents	(450,976)	694,150	(81,131)
Cash and equivalents at beginning of year	1,002,268	308,118	389,249

Cash and equivalents at end of year	$551,292	$1,002,268	$308,118

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest, net of amounts capitalized	$17,483	$42,789	$37,055

Income taxes	$718,695	$747,325	$453,287

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
     In December 2005, the Company sold substantially all of its Mexico homebuilding operations, realizing cash of $131.5 million as further described in Note 3. For the years ended December 31, 2005 and 2004, the Mexico operations have been presented as discontinued operations in the Company’s Consolidated Financial Statements.
     In January 2005, the Company sold all of its Argentina operations, as further described in Note 3. At December 31, 2004, the Argentina operations were classified as held for sale. For the year ended December 31, 2004, the Argentina operations have been presented as discontinued operations in the Company’s Consolidated Financial Statements.
     Use of estimates
     The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
     Foreign currency
     The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Cumulative translation adjustments of $7.6 million for the Company’s Mexico homebuilding operations were recognized in December 2005 in connection with the sale of those operations. Realized foreign currency transaction gains and losses have been included in the Consolidated Statements of Operations. Realized foreign currency transaction (gains) losses were not significant during the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, realized foreign currency transaction (gains) losses were $(1.6) million and $300 thousand, respectively, which were recorded in income from discontinued operations.
     Cash and equivalents
     For purposes of the Consolidated Statements of Cash Flows, commercial paper and time deposits with a maturity of three months or less when acquired are classified as cash equivalents. Additionally, the Company holds cash that is restricted as to its use. Restricted cash primarily consists of customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer. At December 31, 2006 and 2005, the balance of restricted cash was $17.3 million and $33.1 million, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Investments in unconsolidated entities
     The equity method of accounting is used for joint ventures and associated entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50% (See Note 4). Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities. Certain of these entities sell lots and provide construction services to the Company. Profits from such activities are deferred by the Company until the time the related homes are sold.
     The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.
     Goodwill
     At December 31, 2006 and 2005, the majority of goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, resulted from the acquisition of Del Webb in 2001. During 2006, the Company recorded $68 million of additional goodwill in connection with its January 2006 acquisition of an entity that supplies and installs basic building components and operating systems. All goodwill relates to the Company’s Homebuilding operations, except for $700 thousand, which relates to the Financial Services segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, annually and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined based on discounted future cash flows. The Company performed its annual impairment test during the fourth quarter of 2006 and determined there to be no impairment of goodwill.
     Intangible assets
     Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Company’s Homebuilding operations. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets were $163.5 million and $44.5 million, respectively, at December 31, 2006, and $163.5 million and $36.3 million, respectively, at December 31, 2005. Amortization expense was $8.2 million for each of the respective years ended December 31, 2006 and 2005 and $8.3 million for the year ended December 31, 2004. Amortization expense for trademarks and tradenames is expected to be approximately $8.2 million in each of the next 5 years.
     Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. During the years ended December 31, 2006, 2005 and 2004, there were no impairments of intangible assets.
     Fixed assets and depreciation
     Fixed assets are recorded at cost. Maintenance and repair costs are charged to earnings as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: Vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in Other Assets and totaled $164.7 million net of accumulated depreciation of $180.2 million at December 31, 2006 and $153.6 million net of accumulated depreciation of $130.2 million at December 31, 2005. Total depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $75.4 million, $53.3 million and $38 million, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Advertising cost
     The Company expenses advertising costs as incurred. For the years ended December 31, 2006, 2005 and 2004, the Company incurred advertising costs of approximately $106 million, $94.1 million and $87.1 million, respectively.
     Employee benefits
     The Company maintains one defined contribution plan that covers substantially all of the Company’s employees. Company contributions to the plan are expensed as paid. The total Company contributions pursuant to the plan were approximately $23.5 million, $19.8 million and $15 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Insurance
     The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through its captive insurance subsidiaries, the Company reserves for costs to cover its self-insured and deductible amounts under those policies and for any costs of claims and lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $215.7 million and $141.3 million at December 31, 2006 and 2005, respectively. Expenses related to such claims were approximately $89.1 million, $64.4 million, and $52.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     As of January 1, 2006, the Company is self-insured for certain of its medical and dental claims and reserves for costs to cover its liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $6.3 million at December 31, 2006.
     Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. For the years ended December 31, 2006, 2005 and 2004, the Company had 4,707,900, 161,109 and 129,390 anti-dilutive outstanding stock options, respectively, which were excluded from this calculation.
     Fair values of financial instruments
     The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.
     The fair value of residential mortgage loans available-for-sale is estimated using the quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $7.3 million and $10.8 million at December 31, 2006 and 2005, respectively.
     Carrying amounts for financial derivative instruments reported in the balance sheet approximate fair value as the amounts reported are based on current market prices. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Changes in the fair value of these instruments would not have a significant impact on the Company’s results of operations. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. At December 31, 2006, derivative assets, included in other assets in the balance sheet, totaled $5.2 million and derivative liabilities, included in accrued and other liabilities, totaled $3.2 million. At December 31, 2005, derivative assets totaled $5.3 million and derivative liabilities totaled $7.5 million.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Fair values of financial instruments (continued)
     The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.
     Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2006. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
     Stock-based compensation
     The Company currently has several stock-based compensation plans for its employees (“Employee Plans”) and nonemployee directors (the “Director Plan”). At December 31, 2006, the Company had 34 million shares authorized for issuing various equity-based incentives including stock options, stock appreciation rights and restricted stock, including 8.6 million shares available for future grants.
     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123.
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share Based Payments,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant effect on basic and diluted earnings per share for the year ended December 31, 2006.
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of the tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Consolidated Statements of Cash Flows. SFAS 123(R) requires classification of the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As a result, the Company classified $6.7 million of excess tax benefits as financing cash inflows for the year ended December 31, 2006.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Stock-based compensation (continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock based employee compensation for the years ended December 31, 2005 and 2004 (000’s omitted, except per share data):

	For the Years Ended December 31,
	($000’s omitted, except per share data)
	2005	2004
Net income, as reported	$1,491,913	$986,541

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,705	9,922

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,119)	(15,245)

Pro forma net income	$1,490,499	$981,218

Earnings per share:
Basic — as reported	$5.84	$3.91

Basic — pro forma	$5.83	$3.88

Diluted — as reported	$5.68	$3.79

Diluted — pro forma	$5.67	$3.77

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $13.3 million and $4.4 million for the years ended December 31, 2005 and 2004, respectively. These amounts have been excluded from the reconciliation above, as they would have no impact on pro forma net income presented.
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
     The Company’s stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. For awards granted prior to January 1, 2006, the Company recognized the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), the Company now records related compensation cost over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award. For the year ended December 31, 2006, the Company recorded $4.8 million of compensation expense related to stock option grants made to employees that have achieved this level of service, as well as those who will achieve this level of service during the vesting period.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     New accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect of SFAS No. 157 on its consolidated financial statements.
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings and is not expected to have a significant impact on the Company’s financial position. The adoption of FIN 48 may cause greater volatility in the effective tax rate going forward.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. Due to the short period of time the Company’s servicing rights are held, the Company does not expect SFAS No. 156 will have a significant impact on its consolidated financial statements.
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140,” in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company does not expect SFAS No. 155 will have a significant effect on its consolidated financial statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Homebuilding
     Land Valuation Adjustments and Write-Offs
     Impairment of long-lived assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The Company records these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes home cost of sales. During 2006, as a result of changing market conditions which included an industry-wide weakening of demand for new homes, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for potential impairment. For the years ended December 31, 2006 and 2005, the Company recorded valuation adjustments of $203.8 million and $7.7 million, respectively, to reduce the carrying value of the impaired projects to their estimated fair value. The Company did not record valuation adjustments on land inventory for the year ended December 31, 2004.
Net realizable value adjustments — land held for sale
     In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes land cost of sales. During 2006, as a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During the years ended December 31, 2006, 2005 and 2004, the Company recognized net realizable value adjustments related to land held for sale of $54.6 million, $3.1 million and $265,000, respectively.
Write-off of deposits and pre-acquisition costs
     From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. The Company wrote off deposits and pre-acquisition costs in the amount of $151.2 million, $19.2 million and $27 million during the years ended December 31, 2006, 2005 and 2004, respectively. Write-offs of deposits and pre-acquisition costs for land option contracts the Company no longer plans to pursue are recorded within its Consolidated Statements of Operations within Homebuilding expense, which includes other income (expense), net.
Plant Closure
     In connection with the closure of its production facility located in Virginia, the Company recorded an $18.5 million charge during 2006, which primarily includes the write-down of long-lived assets of $6.7 million, lease termination costs of $10.7 million and other exit costs of $1.1 million. These costs have been included in the Consolidated Statements of Operations within Homebuilding expense. Exit activities related to the plant closure will continue during 2007 but are not expected to have a significant impact on the Company’s consolidated financial statements.
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
     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. The Company capitalized interest of $261.5 million, $185.8 million and $156.1 million and expensed to home cost of sales $255.7 million, $179.6 million and $133 million in 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005, and 2004, the Company incurred interest of $266.6 million, $234 million and $205.2 million, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Homebuilding (continued)
     Inventories (continued)
     Major components of the Company’s inventory at December 31, 2006 and 2005 were ($000’s omitted):

	2006	2005
Homes under construction	$2,606,613	$3,136,708
Land under development	5,478,244	4,844,913
Land held for future development	1,289,478	774,472

Total	$9,374,335	$8,756,093

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At December 31, 2006 and 2005, the Company classified $43.6 million and $76.7 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $6 million and $13.4 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at December 31, 2006 and 2005 had a total purchase price of $4.3 billion and $7.6 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $363.5 million and $431.4 million, included in other assets at December 31, 2006 and 2005, respectively.
     Land held for sale
     At December 31, 2006 and 2005, the Company had approximately $465.8 million and $257.7 million of land held for sale related to its Homebuilding operations. Land held for sale is recorded at the lower of cost or fair value less costs to sell.
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
     Certain non-recurring warranty expenses which were previously classified within the Company’s insurance reserves have been reclassified to allowance for warranties as of December 31, 2006. Amounts for the year ended December 31, 2005 have been reclassified to conform to the 2006 presentation.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Homebuilding (continued)
     Allowance for warranties (continued)
     Changes to the Company’s allowance for warranties for the years ended December 31, 2006 and 2005, are as follows ($000’s omitted):

	2006	2005
January 1	$124,371	$93,989
Warranty reserves provided	164,770	163,880
Payments and other adjustments	(171,881)	(133,498)

December 31	$117,260	$124,371

     Revenue Recognition
     Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. At December 31, 2006 and 2005, the Company had deferred profit on such sales in the amounts of $40.7 million and $25.5 million, respectively.
     Start-up costs
     Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.
     Financial Services
     Mortgage servicing rights
     The Company allocates the cost of mortgage loans originated between the mortgage loans and the right to service those mortgage loans, based on relative fair value, on the date the loan is sold.
     The Company sells its servicing rights monthly on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, usually 90 days after sale or securitization. The Company established reserves for this liability of $5.5 million and $5.2 million at December 31, 2006 and 2005, respectively, included in accrued and other liabilities, at the time the sale was recorded. During 2006, 2005 and 2004, total servicing rights recognized were $43.5 million, $31.7 million, and $25.3 million, respectively.
     Residential mortgage loans available-for-sale
     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $6.9 million and $4.8 million at December 31, 2006 and 2005, respectively. These discounts are not amortized as interest revenue during the period the loans are held for sale.
     Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and forward contracts are matched against the related gains and losses on the sale of mortgage loans. During 2006, 2005 and 2004, net gains from the sale of mortgages were $110.8 million, $81.1 million and $50.3 million, respectively, which have been included in Financial Services revenue.
     An allowance for credit losses is established when specific loans are identified as probable of foreclosure and loss. Additionally, an allowance is provided based on historical losses applied against the most recent quarter of funded production.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Financial Services (continued)
     Interest income on mortgage loans
     Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.
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
     Market risks arise from commitments to lend, movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. A commitment to lend at a specified interest rate is a derivative instrument (interest rate is locked to the borrower). When the Company commits to lend to the borrower, the Company enters into one of the aforementioned derivative financial instruments to economically hedge the rate lock derivative. The changes in the value of the loan commitment and the derivative financial instrument are recognized in current earnings during the period of change. At December 31, 2006, commitments by the Company to originate mortgage loans totaled $144.8 million at interest rates prevailing at the date of commitment.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Financial Services (continued)
     Derivative instruments and hedging activities (continued)
     Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2006, the Company had unexpired cash forward contracts and whole loan investor commitments of $852.7 million. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used on various loan product types to protect the Company from unexpected increases, cancellations or modifications in lending commitments. There were no outstanding options on treasury futures contracts at December 31, 2006.
     The Company enters into derivative instruments to hedge portions of its forecasted cash flow from sales of mortgage-backed securities. At December 31, 2006, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days. During the year ended December 31, 2006, the Company did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. In addition, the Company did not recognize any material net gains or losses during the year ended December 31, 2006 for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2006, the Company expects to reclassify $978 thousand, net of taxes, of net gains on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months as sales of mortgage-backed securities occur.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information
     The Company’s homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Home sale revenues for detached and attached homes were $11 billion and $3 billion in 2006, $11.2 billion and $3.2 billion in 2005 and $9.2 billion and $1.9 billion in 2004, respectively.
     The Company has determined that its operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. Accordingly, the Company’s reportable homebuilding segments are as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Hampshire, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Central Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Southwest and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*  The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its Nevada homebuilding operations are reported in the Southwest segment.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)
     Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the homebuilding operations, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales and certain selling, general and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to our homebuilding segments. Operating earnings for the financial services segment is defined as revenues less costs associated with our mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the financial services segment.
     Each reportable segment follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements.

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2006	2005	2004
Revenues:
Northeast	$1,663,123	$1,868,900	$1,484,042
Southeast	1,260,393	994,785	776,346
Florida	2,212,867	2,271,050	1,306,024
Midwest	1,282,017	1,759,066	1,652,139
Central	1,305,758	1,137,125	979,659
Southwest	3,700,488	3,277,424	2,979,639
California	2,650,602	3,219,886	2,222,159
Financial Services	194,596	161,414	112,719

Total segment revenues	14,269,844	14,689,650	11,512,727

Corporate and unallocated (a)	4,564	4,885	1,749

Consolidated revenues	$14,274,408	$14,694,535	$11,514,476

Income (loss) from continuing operations before income taxes:
Northeast	$127,376	$326,399	$267,494
Southeast	88,162	86,683	53,502
Florida	381,924	475,939	198,975
Midwest	(37,327)	149,063	175,845
Central	(37,330)	1,729	45,736
Southwest	714,185	745,163	647,179
California	107,368	654,940	379,765
Financial Services (b)	115,460	70,586	47,429

Total segment income before income taxes	1,459,818	2,510,502	1,815,925

Corporate and unallocated (c)	(377,090)	(233,488)	(223,601)

Consolidated income from continuing operations before income taxes (d)	$1,082,728	$2,277,014	$1,592,324

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income from continuing operations before income taxes includes interest expense of $23.7 million, $16 million and $7.2 million for the years ended December 31, 2006, 2005 and 2004, respectively and interest income of $33.5 million, $26 million and $16.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $255.7 million, $179.6 million and $133 million for the years ended December 31, 2006, 2005 and 2004, respectively, and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated income (loss) from continuing operations before income taxes includes selling, general and administrative expenses of $1.3 billion, $1.2 billion and $1.0 billion for the years ended December 31, 2006, 2005 and 2004, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment
	($000’s omitted)
	Years Ended December 31,
	2006	2005	2004
Land and community valuation adjustments:
Northeast	$22,206	$—	$—
Southeast	1,083	—	—
Florida	22,715	—	—
Midwest	52,555	4,000	—
Central	23,866	3,718	—
Southwest	9,774	—	—
California	55,569	—	—

Total segment land and community valuation adjustments	187,768	7,718	—
Corporate and unallocated (a)	16,000	—	—

Total valuation adjustments	$203,768	$7,718	$—

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$3,204	$—	$—
Southeast	—	14	—
Florida	5,596	—	—
Midwest	10,789	314	—
Central	27,674	2,756	265
Southwest	7,014	—	—
California	293	—	—

Total NRV adjustments – land held for sale	$54,570	$3,084	$265

Write-off of deposits and pre-acquisition costs:
Northeast	$33,798	$2,931	$2,811
Southeast	4,514	2,194	1,617
Florida	25,108	1,119	1,573
Midwest	24,892	4,065	5,263
Central	10,739	5,292	3,248
Southwest	21,013	2,283	2,444
California	33,102	2,548	10,047

Total segment write-off of deposits and pre-acquisition costs	153,166	20,432	27,003
Corporate and unallocated	(1,981)	(1,237)	—

Total write-off of deposits and pre-acquisition costs	$151,185	$19,195	$27,003

(a)	Corporate and unallocated includes a $16 million write-off of capitalized interest related to land and community valuation adjustments recorded during 2006.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2006	2005	2004
Depreciation and amortization:
Northeast	$4,674	$3,382	$2,869
Southeast	3,169	2,185	1,422
Florida	10,351	6,737	5,239
Midwest	3,495	2,798	1,459
Central	6,255	4,272	2,224
Southwest	11,531	7,300	7,178
California	10,342	8,110	4,336
Financial Services	8,686	6,565	5,633

Total segment depreciation and amortization	58,503	41,349	30,360

Corporate and unallocated (a)	25,172	20,163	15,936

Consolidated depreciation and amortization	$83,675	$61,512	$46,296

(a)	Corporate and unallocated depreciation and amortization includes depreciation of corporate fixed assets and amortization of intangible assets.

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2006	2005	2004
Equity income (loss):
Northeast	$—	$466	$900
Southeast	—	—	—
Florida	—	—	1,362
Midwest	—	—	—
Central	—	—	—
Southwest	(997)	20,757	16,603
California (a)	(95,958)	(539)	(69)
Financial Services	32,331	2,745	6,238

Total segment equity income	(64,624)	23,429	25,034

Corporate and unallocated (b)	1,712	51,921	35,112

Consolidated equity income (loss)	$(62,912)	$75,350	$60,146

(a)	For the year ended December 31, 2006, the equity loss recognized in the California segment principally relates to two joint ventures located in Sacramento, California which recorded land valuation adjustments in December 2006.

(b)	For the years ended December 31, 2005 and 2004, corporate and unallocated equity income includes approximately $44.2 million and $28.5 million, respectively, of earnings related to the Company’s 50% joint venture that supplies and installs basic building components and operating systems. Effective January 2006, the Company exercised its option to purchase the remaining 50% interest in this entity.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Segment information (continued)

	Assets	Inventory
As of December 31, 2006:
Northeast	$1,530,238	$1,167,454
Southeast	734,001	640,199
Florida	1,742,839	1,464,691
Midwest	902,833	842,714
Central	989,061	764,855
Southwest	2,811,614	2,500,739
California	1,953,240	1,761,000
Financial Services	951,206	—

Total segment	11,615,032	9,141,652
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

As of December 31, 2005:
Northeast	$1,676,368	$1,252,923
Southeast	651,306	572,948
Florida	1,522,628	1,305,645
Midwest	1,030,659	923,893
Central	1,018,036	801,674
Southwest	2,192,893	1,961,703
California	2,126,576	1,721,746
Financial Services	1,052,578	—

Total segment	11,271,044	8,540,532
Corporate and unallocated (a)	1,789,816	215,561

Consolidated	$13,060,860	$8,756,093

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.
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
     During the years ended December 31, 2006, 2005 and 2004, after-tax income was $189 thousand, $56.5 million and $10.5 million, respectively. The after-tax income for the years ended December 31, 2005 and 2004 includes approximately $7.8 million and $10.8 million, respectively, of net income related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters.

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
     Revenues of these discontinued operations were $201 million and $185.8 million for the years ended December 31, 2005 and 2004, respectively. For the years ended December 31, 2005 and 2004, discontinued Mexico homebuilding operations reported total after-tax income (losses) of ($1.5) million and $4.4 million, respectively. For the years ended December 31, 2005 and 2004, Mexico reported pre-tax operating income of $4.6 million and $8.2 million, respectively.
     For the year ended December 31, 2005, the Company recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of its Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, as well as the write-off of $5.3 million of goodwill related to the January 2005 acquisition of the minority shareholder interests. For the years ended December 31, 2005 and 2004, the Mexico operations have been presented as discontinued operations in the consolidated financial statements.
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
     For the year ended December 31, 2006, loss from discontinued operations included a provision of $2.3 million, net of taxes, which resulted from a contractual adjustment related to the December 2005 disposition of the Company’s Mexico homebuilding operations.
     Argentina Operations
     In January 2005, the Company sold all of its Argentina operations to an Argentine company involved in residential and commercial real estate development. For the year ended December 31, 2004, the Argentina operations are presented as discontinued operations in the consolidated financial statements.
     Revenues of these discontinued Argentine operations were $24.6 million for the year ended December 31, 2004. For the year ended December 31, 2004 discontinued Argentine operations reported total after-tax losses of $22 million. For the year ended December 31, 2004, the Argentina operations reported after-tax operating losses of $1.4 million. In addition, the Company recognized a pre-tax loss of $33.2 million ($20.6 million after-tax) on the write-down of the Argentina operations to fair value less costs to sell. The pre-tax loss includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $25.1 million ($15.6 million after-tax), which had previously been reported in other comprehensive income.
     For the year ended December 31, 2006, loss from discontinued operations included a provision of $111 thousand, net of taxes, which resulted from a contractual adjustment related to the January 2005 disposition of the Company’s Argentine homebuilding operations.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop and/or sell land and homes in the United States and Puerto Rico. If additional capital infusions are required and approved, the Company would need to contribute its pro-rata portion of those capital needs in order not to dilute its ownership in the joint ventures. During 2005, the Company invested approximately $37.3 million in new joint ventures that develop and/or sell land within the United States. There were no significant investments in new joint ventures during the year ended December 31, 2006.
     For the year ended December 31, 2006, the Company made additional capital contributions to existing joint ventures totaling approximately $58.2 million and received capital distributions from these entities totaling approximately $67.4 million. At December 31, 2006 and 2005, the Company had approximately $150.7 million and $286.6 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding operations. As of December 31, 2006, a majority of these investments are accounted for under the equity method.
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
     At December 31, 2006 and 2005, aggregate outstanding debt of unconsolidated joint ventures was $935.9 million and $882.2 million, respectively. At December 31, 2006 and 2005, the Company’s proportionate share of its joint venture debt was approximately $312.8 million and $297.9 million, respectively. At December 31, 2006, the Company provided non-recourse debt guarantees for $304.1 million of joint venture debt. At December 31, 2005, the Company provided non-recourse debt guarantees of approximately $293.4 million of joint venture debt. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable other than in instances of fraud, misrepresentation or other bad faith actions by the Company, unless the joint venture was unable to perform its contractual borrowing obligations. As of December 31, 2006, the Company does not anticipate that it will incur any significant costs under these guarantees that have not already been recognized in our impairment analysis, as mentioned below.
     For the years ended December 31, 2006, 2005 and 2004, the Company recognized equity income (loss) from its unconsolidated joint ventures of $(62.9) million, $75.4 million and $60.1 million, respectively. The equity loss recognized during the year ended December 31, 2006 includes land valuation adjustments of $95.4 million, which relate to two of the Company’s joint ventures located in Sacramento, California. In accordance with their debt guarantees, these joint ventures are required to maintain a certain ratio of value of the collateral (generally land and improvements) as a specified percentage of the loan balance. If the Company is required to make a payment to bring the loan balance below the specified percentage of the loan balance, the payment would constitute a capital contribution or loan to the unconsolidated entity and increase the Company’s share of any funds the unconsolidated entity distributes, if they are available. The land valuation adjustments recorded during 2006 include all significant costs expected at this time under such guarantees.
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million ($20.1 million after-tax) for the three months ended March 31, 2006. During February 2005, 25% of the Company’s investment in the capital stock of Su Casita was redeemed for a pre-tax gain of approximately $620 thousand and the Company’s remaining ownership interest of 16.7% was accounted for under the cost method. At December 31, 2005, the Company’s investment in this entity, which is included in the assets of the Financial Services segment, was approximately $15.1 million.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Debt
     The Company’s senior notes at book value are summarized as follows ($000’s omitted):

	December 31,
	2006	2005
4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	399,475	399,268

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,492	199,371

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	496,479	496,026

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,244	297,960

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,756	499,720

5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	349,472	349,407

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	148,831	148,722

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,891	298,847

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	398,049	397,975

6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	299,258	299,231

7.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2046, callable at par on or after June 1, 2011,redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	150,000	—

	$3,537,947	$3,386,527

Estimated fair value	$3,584,523	$3,421,959

     Refer to Note 12 for supplemental consolidating financial information of the Company.
     Total senior note principal maturities during the five years after 2006 are as follows: 2007 — $0; 2008 — $0; 2009 — $400 million; 2010 — $0; 2011 — $699 million; and thereafter - $2.5 billion.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Debt (continued)
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
6. Other financing arrangements
     Corporate/Homebuilding
     In August 2006, the Company increased the borrowing availability under its 5-year unsecured revolving credit facility from $1.66 billion to $2.01 billion. The credit facility includes an uncommitted accordion feature, under which the credit facility may be increased to $2.25 billion. The Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 60% and also requires the Company to maintain a minimum interest coverage ratio of 2:1 (EBITDA to interest incurred), as defined in the agreement. As of December 31, 2006, the Company had no borrowings outstanding and $1.45 billion available for borrowing under this facility.
     The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2006	2005	2004
Available credit lines at year-end	$2,010,000	$1,660,000	$1,310,000
Unused credit lines at year-end (a)	$1,451,000	$1,168,000	$994,000
Maximum amount outstanding at the end of any month (b)	$754,000	$47,000	$631,000
Average monthly indebtedness (c)	$407,000	$22,000	$187,000
Range of interest rates during the year	5.30 to	3.22 to	2.08 to
	8.25%	7.00%	5.25%
Weighted-average rate at year-end	5.95%	5.24%	2.91%

(a)	Reduced by letters of credit outstanding of $559 million and $492 million at December 31, 2006 and 2005, respectively.

(b)	Excludes letters of credit outstanding of $583 million for 2006 and $468 million for 2005, respectively.

(c)	Excludes letters of credit outstanding, which averaged $573 million and $389 million for 2006 and 2005, respectively.
     At December 31, 2006, other financing included non-recourse collateralized financing arrangements totaling $26.9 million. These financing arrangements have maturities ranging primarily from one to three years, a weighted average interest rate of 0.71%, are generally collateralized by certain land positions and have no recourse to any other assets. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.
     Financial Services
     Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Other financing arrangements (continued)
     Financial Services (continued)
     Pulte Mortgage supports its operations through the use of a revolving credit facility and an asset-backed commercial paper program. At December 31, 2006, Pulte Mortgage had committed credit arrangements of $955 million comprised of a $405 million bank revolving credit facility which expires May 15, 2009, and a $550 million asset-backed commercial paper program which expires August 13, 2007. In May 2006, Pulte Mortgage amended its revolving credit facility, which included amendments to its restrictive covenants. In August 2006, Pulte Mortgage amended the bank credit agreement related to its asset-backed commercial paper program, which also included amendments to its restrictive covenants. Both amended credit agreements now require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year and funded debt cannot exceed 15 times tangible net worth. At December 31, 2006, Pulte Mortgage had $814.7 million outstanding under its committed credit arrangements.
     During the three years ended December 31, 2006, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates.
     The following is aggregate borrowing information ($000’s omitted):

	2006	2005	2004
Available credit lines at year-end	$955,000	$990,000	$940,000
Unused credit lines at year-end	$140,000	$97,000	$324,000
Maximum amount outstanding at the end of any month	$815,000	$893,000	$616,000
Average monthly indebtedness	$452,000	$423,000	$297,000
Range of interest rates during the year	0.53 to	0.65 to	0.65 to
	6.17%	5.12%	3.06%
Weighted-average rate at year-end	5.81%	4.89%	2.82%
7. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. At December 31, 2006, the Company had remaining authorization to purchase $102.3 million of common stock.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2006	2005
Foreign currency translation adjustments:
Mexico	$(316)	$(1,586)
Fair value of derivatives, net of income taxes of $1,637 in 2006 and 2,397 in 2005	(2,670)	(3,910)

	$(2,986)	$(5,496)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock compensation plans and management incentive compensation
     The Company has fixed stock option plans for both employees (the “Employee Plans”) and for nonemployee directors (the “Director Plan”). Information related to the active plans is as follows:

Shares
Plan Name	Authorized
Employee Plans

Pulte Homes, Inc. 2004 Stock Incentive Plan	12,000,000
Pulte Homes, Inc. 2002 Stock Incentive Plan	12,000,000
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	10,000,000
     As of December 31, 2006, 8,640,686 stock options remain available for grant under the Employee Plans, which can also be used for awards to nonemployee directors.
     The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to four years. Under the Director Plan, nonemployee directors are entitled to an annual distribution of 3,600 shares of common stock and options to purchase an additional 7,000 shares. All options granted under the Director Plan are non-qualified, vest immediately and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.
     A summary of the status of the Company’s stock options for the years ended December 31, 2006, 2005 and 2004 is presented below (000’s omitted except per share data):

		2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	16,850	$19	17,802	$15	21,554	$12
Granted	2,451	34	2,543	40	2,238	28
Exercised	(562)	(13)	(3,136)	(10)	(5,181)	(8)
Forfeited	(502)	(30)	(359)	(21)	(809)	(15)

Outstanding, end of year	18,237	$21	16,850	$19	17,802	$15

Options exercisable at year-end	11,972	$14	9,937	$12	9,220	$10

Weighted-average per share fair value of options granted during the year	$13.90		$17.31		$11.37

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock compensation plans and management incentive compensation (continued)
     The following table summarizes information about the weighted average remaining contractual lives of stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number	Weighted-	Weighted-	Number	Weighted-
Range of	Outstanding at	Average	Average	Exercisable at	Average
Per Share	December 31	Remaining	Per Share	December 31	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price
$ 0.01 to $13.00	8,305	4.6	$10	8,305	$10
$13.01 to $20.00	212	6.0	$15	212	$15
$20.01 to $31.00	5,009	7.4	$24	3,311	$24
$31.01 to $41.00	4,687	9.4	$37	120	$39
$41.01 to $60.00	24	8.7	$43	24	$43
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Weighted-average assumptions
	Year Ended December 31,
	2006	2005	2004
Expected life of options in years	5.16	5.62	5.92
Expected stock price volatility	38.9%	40.1%	36.6%
Expected dividend yield	0.48%	0.39%	0.33%
Risk-free interest rate	4.8%	4.6%	3.8%
     The Company has estimated the expected life of its share options using employees’ historical exercise behavior and the contractual term of these instruments in determining the fair value of its share options.
     In connection with stock option awards, the Company recognized compensation expense, net of related tax effects, of $24.1 million, $15.6 million and $10.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total compensation cost related to nonvested stock option awards not yet recognized was $56 million at December 31, 2006. These costs will be expensed over a weighted average period of approximately 3.3 years. The aggregate intrinsic value of stock options outstanding and exercisable at December 31, 2006 was $383.6 million and $170.7 million, respectively. The aggregate intrinsic value of stock options which were exercised during 2006, 2005 and 2004 was $11.7 million, $90 million and $95.5 million, respectively. The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s restricted stock activity for the year ended December 31, 2006, is presented below (000’s omitted, except per share data):

		Weighted-Average Per Share
	Shares	Grant Date Fair Value
Nonvested at December 31, 2005	3,023	$31.44
Granted (a)	1,589	$36.27
Vested	(697)	$21.38
Forfeited	(198)	$34.17

Nonvested at December 31, 2006	3,717	$35.25

(a)	The weighted-average grant-date fair value for nonvested shares was $38.07 and $25.48 for the years ended December 31, 2005 and 2004, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. Stock compensation plans and management incentive compensation (continued)
     The Company awarded 1,589,357, 1,761,334 and 801,036 shares of restricted stock to certain key employees during 2006, 2005, and 2004, respectively, under the Employee Plans. During 2006, 2005 and 2004, the total fair value of shares vested during the year was $10.9 million, $3.5 million and $14.9 million, respectively. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense, net of related tax effects, of $25.7 million, $13.3 million and $4.4 million during 2006, 2005, and 2004, respectively. Total compensation cost related to restricted stock awards not yet recognized was $79.8 million at December 31, 2006. These costs will be expensed over a weighted average period of approximately 2.3 years.
9. Income taxes
     The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2006	2005	2004
Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	1.84	2.25	1.97
Domestic production activities deduction	(1.63)	(0.88)	—
Settlement of state tax issues and other	1.09	0.53	0.63

Effective rate	36.30%	36.90%	37.60%

     The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2006	2005
Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(108,356)	$(104,501)
Trademarks and tradenames	(45,165)	(48,261)

	(153,521)	(152,762)

Deferred tax assets:
Non-deductible reserves and other	322,630	153,402
State net operating loss carryforwards	11,359	6,797
State credit carryforwards	—	10,779

	333,989	170,978

Asset valuation allowance	(9,950)	(5,530)

Net deferred tax asset	$170,518	$12,686

     Various state net operating losses aggregating $171.2 million expire in years 2009 through 2026. Net operating losses are generally available to offset the Company’s taxable income in future years. Management believes that certain of these state net operating losses will not be utilized prior to their expiration. As such, a valuation allowance has been recorded as indicated above. During 2006, a state credit carryforward of $10.8 million was realized by the Company.
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
     The American Jobs Creation Act of 2004 provided a 3% tax deduction on the lesser of taxable income or qualified domestic production activities income for the years ended December 31, 2006 and 2005. The deduction increases to 6% for years ending after December 31, 2006 and to 9% for years ending after December 31, 2009. Based on the guidance provided by FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, this deduction was accounted for as a special deduction under SFAS No. 109 and reduced income tax expense for the years ended December 31, 2006 and 2005.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Income taxes (continued)
     Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total
Year ended December 31, 2006
Federal	$514,691	$(155,530)	$359,161
State and other	36,223	(2,302)	33,921

	$550,914	$(157,832)	$393,082

Year ended December 31, 2005
Federal	$749,450	$29,231	$778,681
State and other	56,981	4,464	61,445

	$806,431	$33,695	$840,126

Year ended December 31, 2004
Federal	$586,063	$(24,741)	$561,322
State and other	39,866	(2,437)	37,429

	$625,929	$(27,178)	$598,751

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

Years Ending December 31,
2007	$58,575
2008	51,517
2009	45,081
2010	30,903
2011	26,678
After 2011	74,606

Total minimum lease payments	$287,360

     Net rental expense for the years ended December 31, 2006, 2005 and 2004 was $78.5 million, $73.1 million, and $55.7 million, respectively. Certain leases contain purchase options and generally provide that the Company shall pay for insurance, taxes and maintenance.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
11. Commitments and contingencies
     In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $3.9 billion and $5.7 billion at December 31, 2006 and 2005, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $450.3 million and $1.9 billion at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $2.4 billion and $2.3 billion, respectively.
     The Company could be required to repurchase loans sold to investors that have not been underwritten in accordance with the investor guidelines (“defective loans”). The Company, in the normal course of business, indemnifies investors for defective loans that they have purchased. As of December 31, 2006 and 2005, the Company had been notified of $2.5 million and $4.1 million of defective loans, respectively. The Company assesses the risk of loss on these indemnifications and establishes reserves for them. At December 31, 2006 and 2005, reserves for indemnification on defective loans are reflected in accrued and other liabilities and amounted to $135 thousand and $242 thousand, respectively.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information
     At December 31, 2006, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035 and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$318,309	$232,983	$—	$551,292
Unfunded settlements	—	68,757	3,840	—	72,597
House and land inventories	—	9,363,933	10,402	—	9,374,335
Land held for sale	—	465,823	—	—	465,823
Land, not owned, under option agreements	—	43,609	—	—	43,609
Residential mortgage loans available-for- sale	—	—	871,350	—	871,350
Investments in unconsolidated entities	1,448	133,195	16,042	—	150,685
Goodwill	—	374,977	700	—	375,677
Intangible assets	—	118,954	—	—	118,954
Other assets	46,490	814,136	121,408	—	982,034
Deferred income tax asset	155,178	65	15,275	—	170,518
Investment in subsidiaries	10,198,353	85,444	7,159,877	(17,443,674)	—

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$178,687	$1,692,037	$309,868	$—	$2,180,592
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	814,707	—	814,707
Income taxes	66,267	—	—	—	66,267
Senior notes	3,537,947	—	—	—	3,537,947
Advances (receivable) payable — subsidiaries	41,207	(144,645)	103,438	—	—

Total liabilities	3,824,108	1,547,392	1,228,013	—	6,599,513

Shareholders’ Equity:
Common stock	2,553	103	303	(406)	2,553
Additional paid-in capital	1,284,687	7,503,793	4,783,751	(12,287,544)	1,284,687
Accumulated other comprehensive loss	(2,986)	978	662	(1,640)	(2,986)
Retained earnings	5,293,107	2,734,936	2,419,148	(5,154,084)	5,293,107

Total shareholders’ equity	6,577,361	10,239,810	7,203,864	(17,443,674)	6,577,361

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$	$839,764	$162,504	$—	$1,002,268
Unfunded settlements	—	226,417	(69,754)	—	156,663
House and land inventories	—	8,742,573	13,520	—	8,756,093
Land held for sale	—	257,724	—	—	257,724
Land, not owned, under option agreements	—	76,671	—	—	76,671
Residential mortgage loans available-for-sale	—	—	1,038,506	—	1,038,506
Investments in unconsolidated entities	1,448	264,257	35,908	—	301,613
Goodwill	—	306,993	700	—	307,693
Intangible assets	—	127,204	—	—	127,204
Other assets	41,873	870,238	111,628	—	1,023,739
Deferred income tax asset	6,891	84	5,711	—	12,686
Investment in subsidiaries	11,154,107	88,972	3,142,261	(14,385,340)	—

	$11,204,319	$11,800,897	$4,440,984	$(14,385,340)	$13,060,860

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$177,105	$2,161,341	$245,614	$—	$2,584,060
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	893,001	—	893,001
Income taxes	239,930	—	—	—	239,930
Senior notes	3,386,527	—	—	—	3,386,527
Advances (receivable) payable — subsidiaries	1,443,415	(1,550,745)	107,330	—	—

Total liabilities	5,246,977	610,596	1,245,945	—	7,103,518

Shareholders’ Equity:
Common stock	2,570	182	383	(565)	2,570
Additional paid-in capital	1,209,148	7,196,144	2,066,536	(9,262,680)	1,209,148
Accumulated other comprehensive loss	(5,496)	(1,603)	(1,603)	3,206	(5,496)
Retained earnings	4,751,120	3,995,578	1,129,723	(5,125,301)	4,751,120

Total shareholders’ equity	5,957,342	11,190,301	3,195,039	(14,385,340)	5,957,342

	$11,204,319	$11,800,897	$4,440,984	$(14,385,340)	$13,060,860

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,075,248	$—	$—	$14,075,248
Financial Services	—	29,833	164,763	—	194,596
Other non-operating	374	2,154	2,036	—	4,564

Total revenues	374	14,107,235	166,799	—	14,274,408

Expenses:
Homebuilding:
Cost of sales	—	11,683,433	—	—	11,683,433
Selling, general and administrative and other expense	36,883	1,233,381	15,939	—	1,286,203
Financial Services	697	9,913	100,858	—	111,468
Other non-operating, net	94,324	(34,296)	(12,364)	—	47,664
Intercompany interest	104,193	(104,193)	—	—	—

Total expenses	236,097	12,788,238	104,433	—	13,128,768

Other Income:
Gain on sale of equity investments	—	—	31,635	—	31,635
Equity income (loss)	—	(96,259)	1,712	—	(94,547)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(235,723)	1,222,738	95,713	—	1,082,728
Income taxes (benefit)	(86,662)	443,937	35,807	—	393,082

Income (loss) from continuing operations before equity in income of subsidiaries	(149,061)	778,801	59,906	—	689,646
Income (loss) from discontinued operations	248	—	(2,423)	—	(2,175)

Income (loss) before equity in net income of subsidiaries	(148,813)	778,801	57,483	—	687,471

Equity in net income (loss) of subsidiaries:
Continuing operations	838,707	59,395	448,712	(1,346,814)	—

Discontinued operations	(2,423)	—	—	2,423	—

	836,284	59,395	448,712	(1,344,391)	—

Net income	$687,471	$838,196	$506,195	$(1,344,391)	$687,471

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,528,236	$—	$—	$14,528,236
Financial Services	—	29,496	131,918	—	161,414
Other non-operating	289	3,682	914	—	4,885

Total revenues	289	14,561,414	132,832	—	14,694,535

Expenses:
Homebuilding:
Cost of sales	—	11,144,968	—	—	11,144,968
Selling, general and administrative and other expense	18,011	1,139,129	(90)	—	1,157,050
Financial Services, principally interest	2,146	8,632	82,796	—	93,574
Other non-operating, net	128,461	(21,545)	(9,637)	—	97,279
Intercompany interest	162,552	(162,552)	—	—	—

Total expenses	311,170	12,108,632	73,069	—	12,492,871

Other Income:
Gain on sale of equity investments	—	—	620	—	620
Equity income	—	66,902	7,828	—	74,730

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(310,881)	2,519,684	68,211	—	2,277,014
Income taxes (benefit)	(119,172)	933,434	25,864	—	840,126

Income (loss) from continuing operations before equity in income of subsidiaries	(191,709)	1,586,250	42,347	—	1,436,888
Income (loss) from discontinued operations	57,898	—	(2,873)	—	55,025

Income (loss) before equity in net income of subsidiaries	(133,811)	1,586,250	39,474	—	1,491,913

Equity in net income (loss) of subsidiaries:
Continuing operations	1,628,597	31,163	594,348	(2,254,108)	—

Discontinued operations	(2,873)	—	—	2,873	—

	1,625,724	31,163	594,348	(2,251,235)	—

Net income	$1,491,913	$1,617,413	$633,822	$(2,251,235)	$1,491,913

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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$687,471	$838,196	$506,195	$(1,344,391)	$687,471
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(836,284)	(59,395)	(448,712)	1,344,391	—
Write down of land and deposits and pre-acquisition costs	—	409,523	—	—	409,523
Gain on sale of equity investment	—	—	(31,635)	—	(31,635)
Amortization and depreciation	—	74,829	8,846	—	83,675
Stock-based compensation expense	78,166	—	—	—	78,166
Deferred income taxes	(148,287)	19	(9,564)	—	(157,832)
Equity (income) loss from earnings of affiliates	—	96,259	(1,712)	—	94,547
Distributions of earnings of affiliates	—	2,032	4,558	—	6,590
Other, net	1,421	1,290	(54)	—	2,657
Increase (decrease) in cash due to:
Inventories	—	(1,155,092)	3,120	—	(1,151,972)
Residential mortgage loans available-for-sale	—	—	167,156	—	167,156
Other assets	(4,615)	189,600	(86,209)	—	98,776
Accounts payable, accrued and other liabilities	2,749	(448,389)	64,655	—	(380,985)
Income taxes	(184,877)	9,503	1,711	—	(173,663)

Net cash provided by (used in) operating activities	(404,256)	(41,625)	178,355	—	(267,526)

Distributions from unconsolidated entities	—	65,694	1,750	—	67,444
Investments in unconsolidated entities	—	(58,229)	—	—	(58,229)
Dividends received from subsidiaries	3,287,122	72,000	748,378	(4,107,500)	—
Investment in subsidiaries	(1,496,817)	(73,506)	(432,558)	1,937,102	(65,779)
Proceeds from sales of subsidiaries	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	19,090	1	—	19,091
Capital expenditures	—	(90,513)	(8,116)	—	(98,629)

Net cash provided by (used in) investing activities	1,790,305	(65,464)	358,671	(2,170,398)	(86,886)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Proceeds from borrowings	$150,000	$—	$—	$—	$150,000
Repayment of borrowings	—	(19,757)	(78,294)	—	(98,051)
Excess tax benefits from share-based awards	6,696	—	—	—	6,696
Capital contributions from parent	—	1,498,113	438,989	(1,937,102)	—
Advances (to) from affiliates	(1,387,921)	1,394,413	(6,492)	—	—
Issuance of common stock	8,350	—	—	—	8,350
Stock repurchases	(122,295)	—	—	—	(122,295)
Dividends paid	(40,879)	(3,287,135)	(820,365)	4,107,500	(40,879)

Net cash provided by (used in) financing activities	(1,386,049)	(414,366)	(466,162)	2,170,398	(96,179)

Effect of exchange rate changes on cash and cash equivalents	—	—	(385)	—	(385)

Net increase in cash and equivalents	—	(521,455)	70,479	—	(450,976)
Cash and equivalents at beginning of year	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of year	$—	$318,309	$232,983	$—	$551,292

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$1,491,913	$1,617,413	$633,822	$(2,251,235)	$1,491,913
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,625,724)	(31,163)	(594,348)	2,251,235	—
Write-down of land and deposits and pre-acquisition costs	—	29,997	—	—	29,997
Gain on sale of equity investments	—	—	(620)	—	(620)
Loss on sale of subsidiaries	4,773	—	8,351	—	13,124
Amortization and depreciation	—	52,988	8,524	—	61,512
Stock-based compensation expense	45,724	—	—	—	45,724
Deferred income taxes	38,761	36	(5,102)	—	33,695
Equity (income)loss from earnings of affiliates	—	(66,902)	(8,448)	—	(75,350)
Distributions of earnings of affiliates	—	83,419	2,601	—	86,020
Other, net	1,419	(306)	(1,293)	—	(180)
Increase (decrease) in cash due to:
Inventories	—	(1,702,547)	3,174	—	(1,699,373)
Residential mortgage loans available-for-sale	—	—	(341,429)	—	(341,429)
Other assets	(13,402)	(124,849)	(16,280)	—	(154,531)
Accounts payable, accrued and other liabilities	22,428	386,808	68,136	—	477,372
Income taxes	(284,921)	326,604	9,147	—	50,830

Net cash provided by (used in) operating activities	(319,029)	571,498	(233,765)	—	18,704

Distributions from unconsolidated entities	—	107,978	—	—	107,978
Investments in unconsolidated entities	—	(161,926)	—	—	(161,926)
Dividends received from subsidiaries	1,362	20,011	—	(21,373)	—
Investment in subsidiaries	(791,488)	(2,543)	(735,918)	1,498,777	(31,172)
Proceeds from sales of subsidiaries	—	—	142,866	—	142,866
Proceeds from sale of fixed assets	—	5,858	—	—	5,858
Capital expenditures	—	(76,807)	(12,080)	—	(88,887)

Net cash provided by (used in) investing activities	(790,126)	(107,429)	(605,132)	1,477,404	(25,283)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS (continued)
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from financing activities:
Payment of senior notes	$(125,000)	$—	$—	$—	$(125,000)
Proceeds from borrowings	648,557	46,801	275,586	—	970,944
Repayment of borrowings	—
Capital contributions from parent	—	782,878	715,899	(1,498,777)	—
Advances (to) from affiliates	731,146	(637,997)	(93,149)	—	—
Issuance of common stock	31,248	—	—	—	31,248
Stock repurchases	(143,246)	—	—	—	(143,246)
Dividends paid	(33,550)	(1,362)	(20,011)	21,373	(33,550)

Net cash provided by (used in) financing activities	1,109,155	190,320	878,325	(1,477,404)	700,396

Effect of exchange rate changes on cash and cash equivalents	—	—	333	—	333

Net increase in cash and equivalents	—	654,389	39,761	—	694,150
Cash and equivalents at beginning of year	—	185,375	122,743	—	308,118

Cash and equivalents at end of year	$—	$839,764	$162,504	$—	$1,002,268

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2004
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Cash flows from operating activities:
Net income	$986,541	$1,123,433	$399,815	$(1,523,248)	$986,541
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Equity in income of subsidiaries	(1,095,048)	(19,128)	(409,072)	1,523,248	—
Write-down of land and deposits and pre-acquisition costs	—	27,268	—	—	27,268
Loss on Argentina write-down	—	—	33,150	—	33,150
Amortization and depreciation	—	39,191	7,105	—	46,296
Stock-based compensation expense	23,303	—	—	—	23,303
Deferred income taxes	(26,449)	(120)	(609)	—	(27,178)
Equity (income) loss from earnings of affiliates	—	(49,462)	(10,684)	—	(60,146)
Distributions of earnings of affiliates	—	38,490	31	—	38,521
Other, net	1,246	501	1,585	—	3,332
Increase (decrease) in cash due to:
Inventories	—	(2,065,828)	9,000	—	(2,056,828)
Residential mortgage loans available-for-sale	—	—	(155,575)	—	(155,575)
Other assets	47,332	(44,999)	237	—	2,570
Accounts payable, accrued and other liabilities	5,386	227,809	49,064	—	282,259
Income taxes	(103,397)	261,912	5,810	—	164,325

Net cash used in operating activities	(161,086)	(460,933)	(70,143)	—	(692,162)

Distributions from unconsolidated entities	—	62,000	4,067	—	66,067
Investments in unconsolidated entities	—	(196,488)	(509)	—	(196,997)
Dividends received from subsidiaries	8,526	21,000	—	(29,526)	—
Investment in subsidiaries	(995,074)	(1,905)	(533,816)	1,530,795	—
Proceeds from sale of fixed assets	—	7,070	24	—	7,094
Capital expenditures	—	(62,783)	(12,436)	—	(75,219)
Other net	—	—	500	—	500

Net cash provided by (used in) investing activities	(986,548)	(171,106)	(542,170)	1,501,269	(198,555)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pulte Homes, Inc.
We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
January 31, 2007

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2006
Homebuilding:
Revenues	$2,914,752	$3,318,055	$3,513,776	$4,328,665	$14,075,248
Cost of sales	2,247,109	2,640,503	2,918,690	3,877,131	11,683,433
Income (loss) before income taxes	377,583	380,822	286,057	(34,094)	1,010,368

Financial Services:
Revenues	$44,857	$40,467	$49,609	$59,663	$194,596
Income before income taxes	49,344	15,056	21,377	29,683	115,460

Other non-operating:
Revenues	$2,967	$445	$574	$578	$4,564
Loss before income taxes	(9,383)	(8,153)	(11,920)	(13,644)	(43,100)

Consolidated results:
Revenues	$2,962,576	$3,358,967	$3,563,959	$4,388,906	$14,274,408
Income (loss) from continuing operations before income taxes	417,544	387,725	295,514	(18,055)	1,082,728
Income taxes (benefit)	154,899	143,873	104,064	(9,754)	393,082
Income (loss) from continuing operations	262,645	243,852	191,450	(8,301)	689,646
Loss from discontinued operations (a)	—	(833)	(1,231)	(111)	(2,175)
Net income (loss)	$262,645	$243,019	$190,219	$(8,412)	$687,471

Per share data:
Basic:
Income (loss) from continuing operations	$1.04	$.97	$.76	$(.03)	$2.73
Income (loss) from discontinued operations	—	—	—	—	(.01)
Net income (loss)	$1.04	$.96	$.76	$(.03)	$2.73
Weighted-average common shares outstanding	253,864	252,618	251,287	251,248	252,200
Assuming dilution:
Income (loss) from continuing operations	$1.01	$.94	$.74	$(.03)	$2.67
Income (loss) from discontinued operations	—	—	—	—	(.01)
Net income (loss)	$1.01	$.94	$.74	$(.03)	$2.66
Adjusted weighted-average common shares and effect of dilutive securities	260,738	258,947	257,215	257,606	258,621

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2005
Homebuilding:
Revenues	$2,486,294	$3,213,430	$3,750,669	$5,077,843	$14,528,236
Cost of sales	1,877,227	2,458,880	2,863,617	3,945,244	11,144,968
Income before income taxes	359,569	499,402	619,392	820,459	2,298,822

Financial Services:
Revenues	$30,276	$36,258	$42,383	$52,497	$161,414
Income before income taxes	10,084	15,526	19,043	25,933	70,586

Other non-operating:
Revenues	$1,248	$1,257	$1,120	$1,260	$4,885
Loss before income taxes	(22,756)	(29,106)	(24,733)	(15,799)	(92,394)

Consolidated results:
Revenues	$2,517,818	$3,250,945	$3,794,172	$5,131,600	$14,694,535
Income from continuing operations before income taxes	346,897	485,822	613,702	830,593	2,277,014
Income taxes	129,350	180,635	231,285	298,856	840,126
Income from continuing operations	217,547	305,187	382,417	531,737	1,436,888
Income (loss) from discontinued operations (a)	695	(1,476)	13,004	42,802	55,025
Net income	$218,242	$303,711	$395,421	$574,539	$1,491,913

Per share data:
Basic:
Income from continuing operations	$.85	$1.19	$1.49	$2.08	$5.62
Income (loss) from discontinued operations (a)	—	(.01)	.05	.17	.22
Net income	$.86	$1.19	$1.54	$2.25	$5.84
Weighted-average common shares outstanding	254,868	255,874	256,081	255,139	255,492
Assuming dilution:
Income from continuing operations	$.83	$1.16	$1.45	$2.03	$5.47
Income (loss) from discontinued operations (a)	—	(.01)	.05	.16	.21
Net income	$.83	$1.15	$1.50	$2.19	$5.68
Adjusted weighted-average common shares and effect of dilutive securities	262,753	263,677	263,908	262,443	262,801

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     This Item is not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2006.
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
     In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2006. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2006.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Internal Control Over Financial Reporting (continued)
b) Report of Independent Registered Public Accounting Firm
     The Board of Directors and Shareholders of
     Pulte Homes, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that Pulte Homes, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated January 31, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
January 31, 2007
(c) Changes in Internal Control Over Financial Reporting
     There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     This Item is not applicable.
ITEM 9C. CEO/CFO CERTIFICATIONS
     The Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2006 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and we have filed the Sarbanes-Oxley Section 302 certifications of our chief executive officer and chief financial officer with the Securities and Exchange Commission, which are attached hereto as exhibits 31(a) and 31(b).
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders (“2007 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors — Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2007 Proxy Statement under the caption “Beneficial Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2007 Proxy Statement under the caption “Corporate Governance — Governance Guidelines, Business Practice Policy, Code of Ethics” and is incorporated herein by this reference.
     Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors is also posted on our website and is available in print, free of charge, upon request.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item will be contained in the 2007 Proxy Statement under the captions “2006 Executive Compensation” and “2006 Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item will be contained in the 2007 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information required by this Item will be contained in the 2007 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors — Director Independence” is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this Item will be contained in the 2007 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(3)	Exhibits

The following exhibits are filed with this Report or incorporated by reference:
Exhibit Number and Description

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Senior Note Indenture dated as of October 24, 1995, among Pulte Corporation, certain of its subsidiaries, as Guarantors, and The First National Bank of Chicago, as Trustee, covering Pulte Corporation’s 7.3% unsecured senior notes due 2005 ($125,000,000 aggregate principal amount outstanding) and 7.625% unsecured senior notes due 2017 ($150,000,000 aggregate principal amount outstanding). (Incorporated by reference to Exhibit (c) 1 of our Current Report on Form 8-K dated October 20, 1995).

	(b)	Indenture Supplement dated as of August 27, 1997, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated October 6, 1997)

(4)	(c)	Indenture Supplement dated January 31, 1999, among Pulte Corporation, Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Corporation (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated March 3, 1999)

	(d)	Indenture Supplement dated February 21, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(j) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(e)	Indenture Supplement dated August 6, 2001, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(f)	Indenture Supplement dated June 12, 2002, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(m) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(g)	Indenture Supplement dated February 3, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(h)	Indenture Supplement dated May 22, 2003, among Pulte Homes, Inc., Bank One Trust Company, National Association (as successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(i)	Indenture Supplement dated January 16, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(p) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(j)	Indenture Supplement dated July 9, 2004, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to The First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(n) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(k)	Indenture Supplement dated February 10, 2005, among Pulte Homes, Inc., J.P. Morgan Trust Company, National Association (as successor Trustee to Bank One Trust Company, National Association, which was successor Trustee to the First National Bank of Chicago), and certain subsidiaries of Pulte Homes, Inc. (Incorporated by reference to Exhibit 4(o) of our Annual Report on Form 10-K for the year ended December 31, 2004)

	(l)	Registration Rights Agreement dated August 6, 2001, among Pulte Homes, Inc. and Solomon Smith Barney, Inc. as the Initial Purchaser Representative (Incorporated by reference to Exhibit 4.23 of our Registration Statement on Form S-4, Registration No. 333-70786)

	(m)	Form of Pulte Homes, Inc. Guarantee Agreement (Incorporated by reference to Exhibit 4.32 of our Registration Statement on Form S-3, Registration No. 333-86806)

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	Form of Restricted Stock Award agreement under Pulte Corporation 1995 Stock Incentive Plan for Key Employees (filed herewith)

	(e)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(f)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(g)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(h)	Second Amended and Restated Credit Agreement among Pulte Homes, Inc., as Borrower, The Lenders Identified therein, JP Morgan Chase Bank, NA, as Administrative Agent, and Citigroup Global Markets, Inc., as Syndication Agent and Barclays Bank PLC, BNP Paribas, Calyon New York Branch, Comerica Bank, Deutsche Bank Trust Company Americas, Merrill Lynch Bank USA, The Royal Bank of Scotland PLC, Suntrust Bank, UBS Loan Finance LLC, and Wachovia Bank, National Association, as Documentation Agents and The Bank of Tokyo-Mitsubishi, Ltd., Chicago Branch, Bank of America, N.A., Guaranty Bank, Lloyds TSB Bank PLC, Mizuho Corporate Bank, Ltd., and PNC Bank, National Association as Managing Agents and LaSalle Bank National Association, Washington Mutual Bank, AmSouth Bank, Fifth Third Bank, A Michigan Bank Corporation, and U.S. Bank, National Association, as Co-Agents dated as of October 31, 2005 (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

	(i)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

	(j)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(k)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(l)	Form of Restricted Stock Award agreement under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (filed herewith)

	(m)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(n)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

(10)	(o)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(p)	Form of Restricted Stock Award agreement under Pulte Homes, Inc. 2004 Stock Incentive Plan (filed herewith)

	(q)	Del Webb Corporation Director Stock Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(r)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(s)	Del Webb Corporation 1995 Director Stock Plan (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(t)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(u)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(v)	Pulte Homes, Inc. Income Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(w)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005) (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(x)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(y)	Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(z)	Amendment One dated as of August 19, 2005 to the Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(aa)	Second Amended and Restated Loan Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, La Fayette Asset Securitization Corporation, Calyon New York Branch, JP Morgan Chase Bank, NA, Lloyds TSB Bank PLC and Pulte Mortgage, LLC (Incorporated by reference to Exhibit 10(z) of our Annual Report on Form 10-K for the year ended December 31, 2005)

(10)	(ab)	Second Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 19, 2005, between Pulte Mortgage, LLC, and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10(aa) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ac)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporate by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(ad)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporate by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(ae)	Third Omnibus Amendment, dated as of August 18, 2006, by and among Pulte Funding, Inc., as the borrower and the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, managing agent, and administrative agent, Lloyds TSB Bank PLC, as a bank, JP Morgan Chase Bank, National Association, as a bank and managing agent, Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

	(af)	Second Amended and Restated Collateral Agency Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Calyon New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(ab) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ag)	Omnibus Amendment, dated as of December 27, 2005, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitization Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ad) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ah)	Second Omnibus Amendment, dated as of January 12, 2006, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitization Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ae) of our Annual Report on Form 10-K for the year ended December 31, 2005)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2006 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

(99)	(a)	Settlement and Termination Agreement, dated October 12, 2001, between Federal Deposit Insurance Corporation, as Manager of the FSLIC Resolution Fund; First Heights Bank, a Federal Savings Bank; Pulte Diversified Companies, Inc.; and Pulte Homes, Inc. f/k/a Pulte Corporation (Incorporated by reference to Exhibit 99(a) of our Annual Report on Form 10-K for the year ended December 31, 2001)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTE HOMES, INC.
(Registrant)

February 23, 2007	By:	/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President
and Chief Financial Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte William J. Pulte	Chairman of the Board of Directors	February 23, 2007

/s/ Richard J. Dugas, Jr. Richard J. Dugas, Jr.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 23, 2007

/s/ Roger A. Cregg Roger A. Cregg	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2007

/s/ Vincent J. Frees Vincent J. Frees	Vice President and Controller (Principal Accounting Officer)	February 23, 2007

/s/ Brian P. Anderson Brian P. Anderson	Member of Board of Directors	February 23, 2007

/s/ D. Kent Anderson D. Kent Anderson	Member of Board of Directors	February 23, 2007

/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	February 23, 2007

/s/ David N. McCammon David N. McCammon	Member of Board of Directors	February 23, 2007

/s/ Patrick J. O’Leary Patrick J. O’Leary	Member of Board of Directors	February 23, 2007

/s/ Bernard W. Reznicek Bernard W. Reznicek	Member of Board of Directors	February 23, 2007

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	February 23, 2007

/s/ Francis. J. Sehn Francis J. Sehn	Member of Board of Directors	February 23, 2007

/s/ John J. Shea John J. Shea	Member of Board of Directors	February 23, 2007

/s/ William B. Smith William B. Smith	Member of Board of Directors	February 23, 2007

Exhibit Index

Exhibit
Number		Description
(10)	(d)	Form of Restricted Stock Award agreement under Pulte Corporation 1995 Stock Incentive Plan for Key Employees (filed herewith)

	(l)	Form of Restricted Stock Award agreement under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (filed herewith)

	(p)	Form of Restricted Stock Award agreement under Pulte Homes, Inc. 2004 Stock Incentive Plan (filed herewith)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2006 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)