Form 10-Q
period 2007-03-31
PULTE HOMES INC/MI/
filed 2007-05-09
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of April 30, 2007: 255,967,473

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$116,948	$551,292
Unfunded settlements	32,843	72,597
House and land inventory	9,422,845	9,374,335
Land held for sale	422,089	465,823
Land, not owned, under option agreements	35,932	43,609
Residential mortgage loans available-for-sale	336,007	871,350
Investments in unconsolidated entities	213,824	150,685
Goodwill	375,677	375,677
Intangible assets, net	116,892	118,954
Other assets	906,537	982,034
Deferred income tax assets	171,426	170,518

	$12,151,020	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $241,833 and $280,329 in 2007 and 2006, respectively	$586,115	$576,321
Customer deposits	241,679	200,478
Accrued and other liabilities	995,134	1,403,793
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	286,590	814,707
Income taxes	33,676	66,267
Senior notes	3,538,303	3,537,947
Commitments and contingencies

Total liabilities	5,681,497	6,599,513
Shareholders’ equity	6,469,523	6,577,361

	$12,151,020	$13,176,874

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
Revenues:
Homebuilding	$1,829,908	$2,914,752
Financial Services	39,581	44,857
Other non-operating	1,944	2,967

Total revenues	1,871,433	2,962,576

Expenses:
Homebuilding, principally cost of sales	1,977,274	2,538,385
Financial Services	26,430	27,240
Other non-operating, net	9,301	12,350

Total expenses	2,013,005	2,577,975

Other income:
Gain on sale of equity investment	—	31,635
Equity income (loss)	(976)	1,308

Income (loss) before income taxes	(142,548)	417,544
Income taxes (benefit)	(56,876)	154,899

Net income (loss)	$(85,672)	$262,645

Per share data:
Net income (loss):
Basic	$(.34)	$1.04

Assuming dilution	$(.34)	$1.01

Cash dividends declared	$.04	$.04

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	251,919	253,684
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	—	7,054

Adjusted weighted-average common shares and effect of dilutive securities	251,919	260,738

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted, except per share data)
(Unaudited)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained
	Stock	Capital	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	3	2,439	—	—	2,442
Tax benefit from stock option exercises and restricted stock vesting	—	3,447	—	—	3,447
Restricted stock awards	5	(5)	—	—	—
Cash dividends declared — $.04 per share	—	—	—	(10,240)	(10,240)
Stock repurchases	(1)	(686)	—	(4,075)	(4,762)
Stock-based compensation	—	19,150	—	—	19,150
Comprehensive income (loss):
Net loss	—	—	—	(85,672)	(85,672)
Change in fair value of derivatives	—	—	(694)	—	(694)
Foreign currency translation adjustments	—	—	(155)	—	(155)

Total comprehensive income (loss)					(86,521)

Shareholders’ Equity, March 31, 2007	$2,560	$1,309,032	$(3,835)	$5,161,766	$6,469,523

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$(5,496)	$4,751,120	$5,957,342
Stock option exercises	2	2,326	—	—	2,328
Tax benefit from stock option exercises and restricted stock vesting	—	2,958	—	—	2,958
Restricted stock awards	7	(7)		—	—
Cash dividends declared — $.04 per share	—	—	—	(10,271)	(10,271)
Stock repurchases	(13)	(6,135)	—	(43,552)	(49,700)
Stock-based compensation	—	15,842	—	—	15,842
Comprehensive income (loss):
Net income	—	—	—	262,645	262,645
Change in fair value of derivatives	—	—	759	—	759
Foreign currency translation adjustments	—	—	1,421	—	1,421

Total comprehensive income (loss)					264,825

Shareholders’ Equity, March 31, 2006	$2,566	$1,224,132	$(3,316)	$4,959,942	$6,183,324

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(85,672)	$262,645
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	132,136	5,156
Gain on sale of equity investment	—	(31,635)
Amortization and depreciation	21,660	18,363
Stock-based compensation expense	19,150	15,842
Deferred income taxes	7,644	18,915
Distributions in excess of earnings of affiliates	1,045	864
Other, net	433	1,193
Increase (decrease) in cash due to:
Inventories	(184,888)	(1,090,436)
Residential mortgage loans available-for-sale	535,343	516,929
Other assets	120,116	101,778
Accounts payable, accrued and other liabilities	(292,336)	(165,372)
Income taxes	(72,496)	(50,776)

Net cash provided by (used in) operating activities	202,135	(396,534)

Cash flows from investing activities:
Distributions from unconsolidated entities	1,899	1,725
Investments in unconsolidated entities	(81,683)	(13,507)
Investments in subsidiaries, net of cash acquired	—	(65,779)
Proceeds from the sale of equity investments	—	49,216
Proceeds from the sale of fixed assets	2,419	275
Capital expenditures	(16,310)	(15,261)

Net cash used in investing activities	(93,675)	(43,331)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(528,117)	(445,979)
Net borrowings under revolving credit facility	—	24,500
Proceeds from other borrowings	—	36,407
Repayment of other borrowings	(5,438)	—
Excess tax benefits from share-based awards	3,447	1,396
Issuance of common stock	2,442	2,328
Stock repurchases	(4,762)	(49,700)
Dividends paid	(10,240)	(10,271)

Net cash used in financing activities	(542,668)	(441,319)

Effect of exchange rate changes on cash and equivalents	(136)	(71)

Net decrease in cash and equivalents	(434,344)	(881,255)

Cash and equivalents at beginning of period	551,292	1,002,268

Cash and equivalents at end of period	$116,948	$121,013

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$28,905	$27,653

Income taxes paid	$4,261	$185,401

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies
     Basis of presentation
     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”) and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation and other subsidiaries that are engaged in the homebuilding business. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
     Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for nonvested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and nonvested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. The calculation of diluted earnings per share excludes 21,827,624 and 2,317,200 stock options and shares of restricted stock for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007, all stock options and unvested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the period.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
     Land Valuation Adjustments and Write-Offs
     Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS No. 144), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. The weakened market conditions that arose during 2006 persisted into 2007 and resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates during the three months ended March 31, 2007. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS No. 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than their carrying amounts. The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to selling price, sales pace, construction costs, and other factors. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ materially from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
     For the three months ended March 31, 2007 and 2006, the Company recorded valuation adjustments of $62.4 million (related to 35 communities) and $0.1 million (related to one community), respectively, to reduce the carrying value of the impaired assets to their estimated fair value. The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes home cost of sales. In the event that market conditions or our operations deteriorate in the future or the current difficult market conditions extend beyond our expectations, additional impairments may be experienced in the future.
     Net realizable value adjustments — land held for sale
     In accordance with SFAS No. 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense, which includes land cost of sales. During the three months ended March 31, 2007 and 2006 the Company recognized net realizable value adjustments related to land held for sale of $18.2 million and $0, respectively.
     Write-off of deposits and pre-acquisition costs
     From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the availability and best use of necessary capital, and other factors. The Company wrote off deposits and pre-acquisition costs in the amount of $51.5 million and $5.1 million during the three months ended March 31, 2007 and 2006, respectively. The Company records these write-offs of deposits and pre-acquisition costs for land option contracts the Company no longer plans to pursue in its Consolidated Statements of Operations within Homebuilding expense, which includes other income (expense), net.

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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At March 31, 2007 and December 31, 2006, the Company classified $35.9 million and $43.6 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $4.1 million and $6 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at March 31, 2007 and December 31, 2006, had a total purchase price of $3.8 billion and $4.3 billion, respectively. In connection with these agreements, the Company had refundable and non-refundable deposits and pre-acquisition costs of $320.1 million and $363.5 million included in other assets at March 31, 2007 and December 31, 2006, respectively.
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
          Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2007	2006

Allowance for warranties at beginning of period	$117,260	$124,371
Warranty reserves provided	17,170	34,263
Payments and other adjustments	(26,480)	(42,617)

Allowance for warranties at end of period	$107,950	$116,017

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
     New accounting pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of the statement is allowed provided that an entity also elects to apply the provisions of SFAS No. 157 (as subsequently presented). The Company is currently reviewing the potential impact of SFAS No. 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the potential impact of SFAS No. 157 on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Company adopted SFAS No. 156 effective January 1, 2007. As the Company sells its servicing rights monthly on a flow basis through fixed price servicing sales contracts, the adoption of SFAS No. 156 did not have a significant impact on the Company’s consolidated financial statements.
     The FASB has revised its guidance on SFAS No. 133 Implementation Issues as of March 2006. Several Implementation Issues were revised to reflect the issuance of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140” (SFAS No. 155), in February 2006. SFAS No. 155 allows any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to be carried at fair value in its entirety, with changes in fair value recognized in earnings. In addition, SFAS No. 155 requires that beneficial interests in securitized financial assets be analyzed to determine whether they are freestanding derivatives or contain an embedded derivative. SFAS No. 155 also eliminates a prior restriction on the types of passive derivatives that a qualifying special purpose entity is permitted to hold. SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments. The Company adopted SFAS No. 155 effective January 1, 2007. The effect of adoption was not significant.

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
     The Company has determined that its operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. Accordingly, the Company’s reportable homebuilding segments are as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Ohio, Minnesota

Central:	Rocky Mountain and Central Areas include the following states:
Colorado, Kansas, Missouri, Texas

Southwest:	Southwest and Nevada Areas include the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment.
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
     Each reportable segment follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	For The Three Months Ended
	March 31,
	2007	2006

Revenues:
Northeast	$163,672	$353,788
Southeast	229,315	224,463
Florida	302,297	505,875
Midwest	136,228	229,463
Central	227,820	268,911
Southwest	454,846	692,860
California	315,730	639,392
Financial Services	39,581	44,857

Total segment revenues	1,869,489	2,959,609

Corporate and unallocated (a)	1,944	2,967

Consolidated revenues	$1,871,433	$2,962,576

Income (loss) before income taxes:
Northeast	$(32,924)	$35,683
Southeast	13,908	11,875
Florida	1,461	114,210
Midwest	(21,039)	(482)
Central	(55,399)	6,587
Southwest	11,668	145,311
California	(6,944)	97,248
Financial Services (b)	13,195	49,344

Total segment income (loss) before income taxes	(76,074)	459,776

Corporate and unallocated (c)	(66,474)	(42,232)

Consolidated income (loss) before income taxes (d)	$(142,548)	$417,544

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income before income taxes includes interest expense of $4.6 million and $5.3 million and interest income of $6.2 million and $8 million for the three months ended March 31, 2007 and 2006, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $48 million and $41.2 million for the three months ended March 31, 2007 and 2006 and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated income (loss) before income taxes includes selling, general and administrative expenses of $311.8 million and $317.2 million for the three months ended March 31, 2007 and 2006, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

	Valuation Adjustments and
	Write-Offs by Segment ($000’s omitted)
	For The Three Months Ended
	March 31,
	2007	2006

Land and community valuation adjustments:
Northeast	$—	$—
Southeast	—	—
Florida	2,365	—
Midwest	12,243	58
Central	34,979	—
Southwest	—	—
California	7,786	—
Corporate and unallocated (a)	5,000	—

Total valuation adjustments	$62,373	$58

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$—	$—
Southeast	—	—
Florida	—	—
Midwest	—	—
Central	18,272	12
Southwest	—	—
California	—	—
Corporate and unallocated	—	—

Total NRV adjustments — land held for sale	$18,272	$12

Write-off of deposits and pre-acquisition costs (b):
Northeast	$23,281	$730
Southeast	212	51
Florida	(202)	207
Midwest	4,382	2,417
Central	(63)	139
Southwest	18,210	409
California	5,671	690
Corporate and unallocated	—	443

Total write-off of deposits and pre-acquisition costs	$51,491	$5,086

Total valuation adjustments and write-offs	$132,136	$5,156

(a)	Corporate and unallocated includes a $5 million write-off of capitalized interest related to land and community valuation adjustments recorded during the first quarter of 2007.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)
     Total assets and inventory by reportable segment are as follows ($000’s omitted):

	Assets	Inventory

As of March 31, 2007:
Northeast	$1,578,810	$1,286,040
Southeast	766,762	677,323
Florida	1,742,233	1,459,671
Midwest	867,977	823,698
Central	880,266	665,246
Southwest	2,819,545	2,542,438
California	1,943,952	1,725,371
Financial Services	401,595	—

Total segment	11,001,140	9,179,787
Corporate and unallocated (a)	1,149,880	243,058

Consolidated	$12,151,020	$9,422,845

As of December 31, 2006:
Northeast	$1,530,238	$1,167,454
Southeast	734,001	640,199
Florida	1,742,839	1,464,691
Midwest	902,833	842,714
Central	989,061	764,855
Southwest	2,811,614	2,500,739
California	1,953,240	1,761,000
Financial Services	951,206	—

Total segment	11,615,032	9,141,652
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest and other corporate items that are not allocated to the operating segments.
3.	Inventory
          Major components of the Company’s inventory are as follows ($000’s omitted):

	March 31,	December 31,
	2007	2006

Homes under construction	$2,886,508	$2,606,613
Land under development	5,078,586	5,478,244
Land held for future development	1,457,751	1,289,478

Total	$9,422,845	$9,374,335

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.	Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop and/or sell land and homes in the United States and Puerto Rico. If additional capital infusions are required and approved (or necessary as a result of the limited recourse financing guarantees discussed below), the Company would need to contribute its pro-rata portion of those capital needs in order not to dilute its ownership in the joint ventures.
     At March 31, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $803.6 million and $935.9 million, respectively. At March 31, 2007 and December 31, 2006, the Company’s proportionate share of its joint venture debt was approximately $244.3 million and $312.8 million, respectively. The Company provided limited recourse guarantees for $234.8 million and $304.1 million for joint venture debt at March 31, 2007 and December 31, 2006, respectively. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable, unless the joint venture was unable to perform its contractual borrowing obligations. As of March 31, 2007, the Company does not anticipate that it will incur any significant costs under these guarantees.
     For the three months ended March 31, 2007, the Company made additional capital contributions to existing joint ventures totaling approximately $81.7 million and received capital and earnings distributions from these entities totaling approximately $2 million. At March 31, 2007 and December 31, 2006, the Company had approximately $213.8 million and $150.7 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segments and are primarily accounted for under the equity method.
5.	Acquisitions and divestitures
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million for the three months ended March 31, 2006.
6.	Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended March 31, 2007. The Company had remaining authorization to purchase $102.3 million of common stock at March 31, 2007.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31,	December 31,
	2007	2006
Foreign currency translation adjustments:
Mexico	$(471)	$(316)
Fair value of derivatives, net of income taxes of $2,061 in 2007 and $1,637 in 2006	(3,364)	(2,670)

	$(3,835)	$(2,986)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7.	Income Taxes
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.
     The January 1, 2007 adoption of FIN 48 resulted in a $31.4 million increase in income tax liabilities and a corresponding charge to beginning retained earnings.
     As of adoption, the Company had $86.7 million of gross unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. Additionally, the Company had $24.5 million of accrued interest and $13.3 million of accrued penalties as of January 1, 2007.
     Effective in 2007, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Interest related to unrecognized tax benefits was previously included in interest expense.
     The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2006.
8.	Supplemental Guarantor information
     At March 31, 2007, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $400 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
ASSETS
Cash and equivalents	$—	$45,086	$71,862	$—	$116,948
Unfunded settlements	—	34,920	(2,077)	—	32,843
House and land inventory	—	9,412,645	10,200	—	9,422,845
Land held for sale	—	422,089	—	—	422,089
Land, not owned, under option agreements	—	35,932	—	—	35,932
Residential mortgage loans available-for-sale	—	—	336,007	—	336,007
Investments in unconsolidated entities	1,448	197,287	15,089	—	213,824
Goodwill	—	374,977	700	—	375,677
Intangible assets, net	—	116,892	—	—	116,892
Other assets	43,769	778,637	84,131	—	906,537
Deferred income tax assets	155,275	372	15,779	—	171,426
Investment in subsidiaries	10,160,369	83,568	7,125,818	(17,369,755)	—

	$10,360,861	$11,502,405	$7,657,509	$(17,369,755)	$12,151,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$132,051	$1,414,347	$276,530	$—	$1,822,928
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	286,590	—	286,590
Income taxes	33,676	—	—	—	33,676
Senior notes	3,538,303	—	—	—	3,538,303
Advances (receivable) payable — subsidiaries	187,308	(115,824)	(71,484)	—	—

Total liabilities	3,891,338	1,298,523	491,636	—	5,681,497

Shareholders’ equity	6,469,523	10,203,882	7,165,873	(17,369,755)	6,469,523

	$10,360,861	$11,502,405	$7,657,509	$(17,369,755)	$12,151,020

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
ASSETS
Cash and equivalents	$—	$318,309	$232,983	$—	$551,292
Unfunded settlements	—	68,757	3,840	—	72,597
House and land inventory	—	9,363,933	10,402	—	9,374,335
Land held for sale	—	465,823	—	—	465,823
Land, not owned, under option agreements	—	43,609	—	—	43,609
Residential mortgage loans available-for-sale	—	—	871,350	—	871,350
Investments in unconsolidated entities	1,448	133,195	16,042	—	150,685
Goodwill	—	374,977	700	—	375,677
Intangible assets, net	—	118,954	—	—	118,954
Other assets	46,490	814,136	121,408	—	982,034
Deferred income tax assets	155,178	65	15,275	—	170,518
Investment in subsidiaries	10,198,353	85,444	7,159,877	(17,443,674)	—

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$178,687	$1,692,037	$309,868	$—	$2,180,592
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	814,707	—	814,707
Income taxes	66,267	—	—	—	66,267
Senior notes	3,537,947	—	—	—	3,537,947
Advances (receivable) payable — subsidiaries	41,207	(144,645)	103,438	—	—

Total liabilities	3,824,108	1,547,392	1,228,013	—	6,599,513
Total shareholders’ equity	6,577,361	10,239,810	7,203,864	(17,443,674)	6,577,361

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,829,908	$—	$—	$1,829,908
Financial services	—	4,634	34,947	—	39,581
Other non-operating	7	1,018	919	—	1,944

Total revenues	7	1,835,560	35,866	—	1,871,433

Expenses:
Homebuilding:
Cost of sales	—	1,650,833	—	—	1,650,833
Selling, general and administrative and other expense	9,055	309,820	7,566	—	326,441
Financial Services	757	2,091	23,582	—	26,430
Other non-operating, net	21,821	(8,939)	(3,581)	—	9,301
Intercompany interest	32,344	(32,344)	—	—	—

Total expenses	63,977	1,921,461	27,567	—	2,013,005

Other Income:
Equity income (loss)	—	(1,052)	76	—	(976)

Income (loss) before income taxes and equity in income of subsidiaries	(63,970)	(86,953)	8,375	—	(142,548)
Income taxes (benefit)	(25,571)	(34,849)	3,544	—	(56,876)

Income (loss) before equity in income of subsidiaries	(38,399)	(52,104)	4,831	—	(85,672)
Equity in net income (loss) of subsidiaries	(47,273)	6,933	(51,018)	91,358	—

Net income (loss)	$(85,672)	$(45,171)	$(46,187)	$91,358	$(85,672)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,914,752	$—	$—	$2,914,752
Financial services	—	5,855	39,002	—	44,857
Other non-operating	39	1,990	938	—	2,967

Total revenues	39	2,922,597	39,940	—	2,962,576

Expenses:
Homebuilding:
Cost of sales	—	2,247,109	—	—	2,247,109
Selling, general and administrative and other expense	7,773	285,022	(1,519)	—	291,276
Financial Services	759	2,344	24,137	—	27,240
Other non-operating, net	20,456	(6,815)	(1,291)	—	12,350
Intercompany interest	39,684	(39,684)	—	—	—

Total expenses	68,672	2,487,976	21,327	—	2,577,975

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income	—	972	336	—	1,308

Income (loss) before income taxes and equity in income of subsidiaries	(68,633)	435,593	50,584	—	417,544
Income taxes (benefit)	(26,525)	162,063	19,361	—	154,899

Income (loss) before equity in income of subsidiaries	(42,108)	273,530	31,223	—	262,645
Equity in net income (loss) of subsidiaries	304,753	28,868	96,838	(430,459)	—

Net income (loss)	$262,645	$302,398	$128,061	$(430,459)	$262,645

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Net cash provided by (used in) operating activities	$(95,479)	$(256,202)	$553,816	$—	$202,135

Cash flows from investing activities:
Distributions from unconsolidated entities	—	969	930	—	1,899
Investments in unconsolidated entities	—	(81,683)	—	—	(81,683)
Dividends received from subsidiaries	50	9,000	—	(9,050)	—
Investment in subsidiaries	(10,254)	(596)	(8,903)	19,753	—
Proceeds from sale of fixed assets	—	2,419	—	—	2,419
Capital expenditures	—	(15,442)	(868)	—	(16,310)

Net cash provided by (used in) investing activities	(10,204)	(85,333)	(8,841)	10,703	(93,675)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(528,117)	—	(528,117)
Repayment of other borrowings	—	(5,438)	—	—	(5,438)
Capital contributions from parent	—	10,254	9,499	(19,753)	—
Advances (to) from affiliates	114,796	63,546	(178,342)	—	—
Excess tax benefits from share-based awards	3,447	—	—	—	3,447
Issuance of common stock	2,442	—	—	—	2,442
Common stock repurchases	(4,762)	—	—	—	(4,762)
Dividends paid	(10,240)	(50)	(9,000)	9,050	(10,240)

Net cash provided by (used in) financing activities	105,683	68,312	(705,960)	(10,703)	(542,668)

Effect of exchange rate changes on cash and equivalents	—	—	(136)	—	(136)

Net decrease in cash and equivalents	—	(273,223)	(161,121)	—	(434,344)
Cash and equivalents at beginning of period	—	318,309	232,983	—	551,292

Cash and equivalents at end of period	$—	$45,086	$71,862	$—	$116,948

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Net cash provided by (used in) operating activities	$(271,433)	$(582,288)	$457,187	$—	$(396,534)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,725	—	—	1,725
Investments in unconsolidated entities	—	(13,507)	—	—	(13,507)
Dividends received from subsidiaries	—	37,000	6,028	(43,028)	—
Investment in subsidiaries	(19,820)	(68,104)	—	22,145	(65,779)
Proceeds from the sale of investments	—	—	49,216	—	49,216
Proceeds from the sale of fixed assets	—	274	1	—	275
Capital expenditures	—	(13,008)	(2,253)	—	(15,261)

Net cash provided by (used in) investing activities	(19,820)	(55,620)	52,992	(20,883)	(43,331)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(445,979)	—	(445,979)
Net borrowings under revolving credit facility	24,500	—	—	—	24,500
Proceeds from other borrowings	—	36,407	—	—	36,407
Capital contributions from parent	—	19,807	2,338	(22,145)	—
Advances (to) from affiliates	323,000	(173,338)	(149,662)	—	—
Excess tax benefits from share-based awards	1,396	—	—	—	1,396
Issuance of common stock	2,328	—	—	—	2,328
Common stock repurchases	(49,700)	—	—	—	(49,700)
Dividends paid	(10,271)	—	(43,028)	43,028	(10,271)

Net cash provided by (used in) financing activities	291,253	(117,124)	(636,331)	20,883	(441,319)

Effect of exchange rate changes on cash and equivalents	—	—	(71)	—	(71)

Net decrease in cash and equivalents	—	(755,032)	(126,223)	—	(881,255)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$84,732	$36,281	$—	$121,013

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     During 2006, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, increased interest rates, and large supplies of resale and new home inventories and related pricing pressures. These conditions continued into 2007 and contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers compared with the first quarter of 2006. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. As a result of the combination of these homebuilding industry and related mortgage financing developments, gross margins recorded during the first quarter of 2007 decreased from the same period in the prior year. From time to time, we write off deposit and pre-acquisition costs related to land and lot option contracts which we no longer plan to pursue. As a result of challenging market conditions, we wrote off deposit and pre-acquisition costs of $51.5 million during the first quarter of 2007 related to land transactions we no longer plan to pursue. Additionally, we recorded land valuation and net realizable value adjustments of $80.6 million to reduce the carrying value of certain assets to fair value. Our evaluation for such adjustments assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future, we may be required to evaluate our inventory assets for additional impairment, which could result in additional impairment charges that might be significant.
     We continue to operate our business with the expectation that these difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and reducing our total number of controlled lots owned and under option. Additionally, we are reducing the number of spec homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels this year. We have also closely evaluated and made reductions in selling, general and administrative expenses. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.
     Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. At this time, we estimate our second quarter 2007 earnings in the range of break-even to a loss of $0.10 per diluted share, exclusive of any additional land-related charges. Our outlook is tempered with caution, as conditions in many of the markets we serve across the United States have become more challenging in recent months.

Overview (continued)
     The following is a summary of our operating results for the three months ended March 31, 2007 and 2006 ($000’s omitted):

	Three Months Ended
	March 31,
	2007	2006

Pre-tax income (loss):
Homebuilding operations	$(148,386)	$377,583
Financial services operations	13,195	49,344
Other non-operating	(7,357)	(9,383)

Pre-tax income (loss)	(142,548)	417,544
Income taxes (benefit)	(56,876)	154,899

Net income (loss)	$(85,672)	$262,645

Per share data — assuming dilution:

Net income (loss)	$(.34)	$1.01

     The following is a comparison of pre-tax income for the three months ended March 31, 2007 and 2006:
•	Homebuilding pre-tax loss was $148.4 million for the three months ended March 31, 2007, compared with homebuilding pre-tax income of $377.6 million for the same period in the prior year. The pre-tax loss experienced by our homebuilding operations resulted primarily from lower homebuilding settlement revenues combined with lower gross margins. Gross margins were unfavorably impacted by increased selling incentives combined with increased construction, land and land development costs. For the three months ended March 31, 2007, pre-tax income was unfavorably impacted by $132.1 million of valuation adjustments recorded to land inventory ($62.4 million) and land held for sale ($18.2 million) and the write-off of deposits and pre-acquisition costs ($51.5 million) related to land option contracts we no longer plan to pursue primarily due to declining market conditions in the homebuilding industry.
•	Pre-tax income from our financial services business segment decreased 73% for the three months ended March 31, 2007 compared with the prior year period, as we recognized a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, during the first quarter of 2006. Capture rates were 93% and 89% for the three months ended March 31, 2007 and 2006, respectively.
•	The decrease in non-operating expenses for the three months ended March 31, 2007, compared with the same period in the prior year, was due primarily to a decrease in incentive compensation resulting primarily from our reduced profitability levels.

Homebuilding Operations — Summary
     The following table presents a summary of pre-tax income (loss) and unit information for our Homebuilding operations for the three months ended March 31, 2007 and 2006 ($000’s omitted):

	Three Months Ended
	March 31,
	2007	2006

Home sale revenue (settlements)	$1,789,282	$2,888,834
Land sale revenue	40,626	25,918
Home cost of sales (a)	(1,594,471)	(2,225,966)
Land cost of sales (b)	(56,362)	(21,143)
Selling, general and administrative expense	(281,653)	(284,749)
Equity income (loss)	(1,020)	1,216
Other income (expense), net (c)	(44,788)	(6,527)

Pre-tax income (loss)	$(148,386)	$377,583

Unit settlements	5,420	8,602
Average selling price	$330	$336
Net new orders — units	8,499	10,725
Net new orders — dollars	$2,912,000	$3,683,000
Backlog at March 31:
Units	13,334	19,940
Dollars	$4,703,000	$7,096,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $62.4 million and $0.1 million for the three months ended March 31, 2007 and 2006, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $18.2 million for the three months ended March 31, 2007.

(c)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $51.5 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively.
     Home sale revenues for the three months ended March 31, 2007 were lower than those for the prior year by $1.1 billion, or 38%. The decrease in home sale revenues was attributable to a 37% decrease in the number of homes closed combined with a 2% decrease in average selling price. The decrease in average selling price reflects a combination of factors, including changes in product mix and geographic mix of homes closed during the period as well as lower market selling prices.
     Homebuilding gross profit margins from home settlements decreased to 10.9% for the three months ended March 31, 2007, compared with 22.9% for the same period in the prior year. The significant decrease in gross profit margins is attributable to the difficult market conditions and challenging sales environment where we have realized increased sales incentives and higher material, labor, land and land development costs. In addition, valuation adjustments of $62.4 million were taken during the three months ended March 31, 2007 related to impairments of 35 communities. There were no significant land valuation adjustments recorded during the three months ended March 31, 2006.

Homebuilding Operations — Summary (continued)
     We consider land acquisition and entitlement among our core competencies. We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended March 31, 2007 had a negative margin contribution of $15.7 million, compared with a positive margin contribution of $4.8 million for the same period in 2006. The gross profit contribution from specific land sales transactions was approximately $2.5 million for the three months ended March 31, 2007. This margin contribution was offset by an $18.2 million fair market value adjustment related to commercial and residential land held for disposition. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of March 31, 2007, we had $422.1 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues was 15.7% for the three months ended March 31, 2007 compared with 9.9% for the same period in the prior year. The increase is attributable primarily to reduced overhead leverage as a result of the significant reduction in revenues, lower absorption into inventory of overhead costs due to lower construction volume, and an increase in insurance-related expenses, partially offset by our internal initiatives focused on controlling costs in the current business environment.
     Other income (expense), net, includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, which totaled $51.5 million and $5.1 million for the three months ended March 31, 2007 and 2006, respectively. These write-offs were partially offset by higher customer deposit income resulting from increased customer cancellations.
     Unit settlements decreased 37% for the three months ended March 31, 2007, to 5,420 units, compared with the same period in 2006. The average selling price for homes closed decreased 2% to $330,000 for the three months ended March 31, 2007 compared with the same period in the prior year. For the three months ended March 31, 2007, unit net new orders decreased 21% to 8,499 units, compared with the same period in 2006. Net new orders were impacted by the overall difficult market conditions, including a lack of consumer confidence, decreased housing affordability, increased interest rates, large supplies of resale and new home inventories and related pricing pressures, and increased cancellation rates. Cancellation rates for the quarter were 24%, compared with 21% for the same period in 2006. Most markets have experienced a substantial increase in resale home inventory, and this, combined with declining consumer confidence, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and reduced net new orders during 2007 compared with the first quarter of 2006. The dollar value of net new orders decreased 21% for the three months ended March 31, 2007, compared with the same period in 2006. However, while net new order dollars decreased year-over-year, selling prices remained stable in many of our markets. For the quarter ended March 31, 2007, we had 691 active selling communities, which is comparable with the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 13,334 units at March 31, 2007 with a dollar value of $4.7 billion.
     At March 31, 2007 and December 31, 2006, our Homebuilding operations controlled approximately 220,100 and 232,200 lots, respectively. Approximately 154,200 and 158,800 lots were owned, and approximately 57,100 and 63,700 lots were under option agreements approved for purchase at March 31, 2007 and December 31, 2006, respectively. In addition, there were approximately 8,800 and 9,700 lots under option agreements, pending approval, at March 31, 2007 and December 31, 2006, respectively. For the three months ended March 31, 2007, we withdrew from land contracts representing approximately 10,700 lots valued at $625.5 million. We believe that the depth of our existing land supply, coupled with our entitlement expertise, will enable us to continue opening new communities to meet existing business demand.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $3.6 billion at March 31, 2007. In addition, the total purchase price related to land under option pending approval was valued at approximately $298.4 million at March 31, 2007. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre-acquisition costs totaling $324.2 million, of which $5.8 million is refundable and $7.4 million is related to deposits that our Homebuilding operations have made in regards to lots optioned from an unconsolidated joint venture in which we have an equity interest. This balance excludes $77.3 million of contingent payment obligations which may or may not become actual obligations of the Company.

Homebuilding Segment Operations
     The Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 50 markets, located throughout 26 states, and have presented our reportable homebuilding segments as follows:

Northeast:	Northeast and Mid-Atlantic Areas include the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
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

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our homebuilding reportable segments:

	Three Months Ended
	March 31,
	2007	2006
Home sale revenue (settlements) ($000’s omitted):
Northeast	$163,122	$353,788
Southeast	228,081	224,463
Florida	292,370	505,315
Midwest	135,273	228,163
Central	212,852	244,854
Southwest	441,936	692,860
California	315,648	639,391

	$1,789,282	$2,888,834

Income (loss) before income taxes ($000’s omitted):
Northeast	$(32,924)	$35,683
Southeast	13,908	11,875
Florida	1,461	114,210
Midwest	(21,039)	(482)
Central	(55,399)	6,587
Southwest	11,668	145,311
California	(6,944)	97,248
Unallocated	(59,117)	(32,849)

	$(148,386)	$377,583

Unit settlements:
Northeast	371	716
Southeast	755	875
Florida	1,027	1,629
Midwest	446	749
Central	896	1,366
Southwest	1,333	2,026
California	592	1,241

	5,420	8,602

Net new orders — units:
Northeast	704	728
Southeast	1,006	1,573
Florida	1,522	1,802
Midwest	759	1,211
Central	885	1,692
Southwest	2,467	2,428
California	1,156	1,291

	8,499	10,725

Unit backlog:
Northeast	1,250	1,605
Southeast	1,959	2,278
Florida	1,707	4,258
Midwest	1,512	1,745
Central	1,309	2,401
Southwest	3,853	5,304
California	1,744	2,349

	13,334	19,940

Homebuilding Segment Operations (continued)

	As of	As of
	March 31, 2007	December 31, 2006

Controlled Lots:

Northeast	21,404	27,524
Southeast	24,668	23,332
Florida	48,948	48,640
Midwest	15,865	18,436
Central	20,795	22,966
Southwest	63,940	66,034
California	24,503	25,291

	220,123	232,223

Northeast:
     The Northeast was the earliest of our segments to show signs of the industry’s slowdown and has shown some signs of stabilization. During the first quarter of 2007, Northeast home sale revenues decreased 54% compared with the prior year period due to a 48% decrease in unit settlements combined with an 11% decrease in the average selling price. The loss before income taxes was primarily attributable to this reduction in revenues as well as a significant decline in gross margin. The Northeast also wrote-off $23.2 million of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue in Maryland and Pennsylvania, resulting in a reduction of approximately 6,400 controlled lots. There were no significant impairments or land-related charges in the prior year period. The number of active communities was flat with the prior year. Net new orders declined by 3% due to the difficult market conditions, though the cancellation rate improved slightly to 17% compared with 18% in the prior year period.
Southeast:
     Our Southeast segment contributed positively to operating results in the first quarter of 2007 due to strength in local demographic factors and a continued shift in our product mix, especially in regards to active adult buyers as large active adult communities were opened in Charlotte, Raleigh, and Georgia at various points during 2006. Home sale revenues increased 2% compared with the prior year period due to a 14% decrease in unit settlements offset by an 18% increase in the average selling price. Income before income taxes increased 17% compared with the prior year period due to higher home sale revenues combined with a slight increase in gross margins. These favorable items were partially offset by a moderate increase in overhead expenses due to an increase in the number of active communities. The Southeast did not incur any significant impairments or land-related charges in the first quarter of either 2007 or 2006. Net new orders declined by 36% compared with the prior year period, primarily due to the prior year period including new orders from the successful grand opening of our large active adult community in Charlotte. The cancellation rate increased to 23% compared with 15% in the prior year period, primarily due to the significant reduction in gross signups.
Florida:
     Our Florida segment continues to be challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories in the majority of our markets, especially in Fort Myers, Orlando, Tampa, and Jacksonville. During the first quarter of 2007, Florida home sale revenues decreased 42% compared with the prior year period due to a 37% decrease in unit settlements combined with an 8% decrease in the average selling price. The decrease in income before income taxes was primarily attributable to this reduction in revenues as well as a significant decline in gross margin. Florida also recorded $2.4 million in impairments in three communities in Tampa and Jacksonville in the first quarter of 2007. There were no significant impairments or land-related charges in the prior year period. Net new orders declined by 16% due to the difficult market conditions and an increased cancellation rate of 21% compared with 18% in the prior year period.

Homebuilding Segment Operations (continued)
Midwest:
     Our Midwest segment continues to face difficult local economic conditions in all of its markets. During the first quarter of 2007, Midwest home sale revenues decreased 41% compared with the prior year period due to a 40% decrease in unit settlements. Average selling prices were flat. The increase in the loss before income taxes was primarily attributable to the reduction in revenues, a small decline in gross margin, $12.2 million of impairments in four communities in Michigan and Minnesota, and $4.4 million of write-offs of deposits and pre-acquisition costs, which resulted in a reduction of approximately 2,000 controlled lots. The Midwest recorded $2.5 million of impairments and land-related charges in communities in the first quarter of 2006. The Midwest also significantly reduced overhead expenses, though overhead leverage still declined slightly in spite of these cost savings due to the significant reduction in revenues. The number of active communities was flat with the prior year period. Net new orders declined by 37% due to the difficult market conditions and an increased cancellation rate of 18% compared with 12% in the prior year period.
Central:
     Home sale revenues for the Central segment decreased 13% during the first quarter of 2007 compared with the prior year period due to a 34% decrease in unit settlements. This lower unit volume was largely offset by a 33% increase in average selling prices. The increase in average selling prices occurred primarily in our Dallas, San Antonio, and Denver markets and reflects a change in community mix toward higher average selling price communities. The Central segment’s loss before income taxes increased significantly compared to the prior year period primarily due to recording $35 million of impairments in 22 communities across the majority of Central’s markets and $18.2 million of net realizable value adjustments on commercial property in Colorado. There were no significant impairments or land-related charges in the first quarter of 2006. The number of active communities decreased moderately compared with the prior year quarter. Net new orders declined by 48% due to the difficult market conditions and an increased cancellation rate of 29% compared with 25% in the prior year period.
Southwest:
     The Southwest segment contributed positively to income before income taxes though the segment experienced a significant decline in profitability from the prior year period. During the first quarter of 2007, Southwest home sale revenues decreased 36% compared with the prior year period due to a 34% decrease in unit settlements, primarily in Las Vegas, combined with a 3% decrease in the average selling price. The decrease in income before income taxes was primarily attributable to the reduction in revenues as well as a significant decline in gross margin, especially in Phoenix. The Southwest also wrote off $18.2 million of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue in Las Vegas, resulting in a reduction of approximately 700 controlled lots. There were no significant impairments or land-related charges in the prior year period. Net new orders increased by 2% due to a strong increase in net new orders in Arizona, including the opening of a large community in Tucson, offset by a sharp decline in net new orders in Las Vegas. The cancellation rate improved slightly to 25% compared with 26% in the prior year period.
California:
     Our California operations have been impacted by significantly weakened demand for new homes and an excess supply of resale inventory, especially in Sacramento. California home sale revenues decreased 51% during the first quarter of 2007 compared with the prior year period due to a 52% decrease in unit settlements, primarily in Sacramento and southern California, partially offset by a 3% increase in the average selling price. The loss before income taxes was primarily attributable to the reduction in revenues as well as a significant decline in gross margin. California also recorded $7.8 million of impairments in six communities and $5.7 million of write-offs relating to deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue in southern California, resulting in a reduction of approximately 400 controlled lots. There were no significant impairments or land-related charges in the prior year period. The number of active communities was flat with the prior year period. Net new orders declined by 10% due to the difficult market conditions. The cancellation rate improved slightly to 27% compared with 30% in the prior year period.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. The following table presents selected financial information for our financial services operations:

	Three Months Ended
	March 31,
	2007	2006

Net gain from sale of mortgages	$24,826	$26,504
Mortgage origination and servicing fees	2,984	3,711
Interest income	6,235	8,001
Title services	4,634	5,856
Other revenues	902	785

Total financial services revenues	39,581	44,857
Expenses	(26,430)	(27,240)
Gain on sale of equity investment	—	31,635
Equity income	44	92

Income before income taxes	$13,195	$49,344

Total originations:
Loans	5,158	8,091

Principal ($000’s omitted)	$1,143,000	$1,744,200

Originations for Pulte customers:
Loans	5,134	8,060

Principal ($000’s omitted)	$1,137,900	$1,736,500

     Mortgage origination unit volume decreased 36% while mortgage origination principal volume decreased 34% for the three months ended March 31, 2007 compared with the same period in the prior year. The decrease in unit volume is attributable to lower home settlements in the first quarter of 2007 compared with the same period in 2006, partially offset by an increase in the capture rate to 93% compared with 89% in the prior year. Our capture rate represents loan originations from our homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our homebuilding business. The decrease in mortgage origination principal volume resulted from the reduced settlement volume partially offset by a slight increase in the average loan size. Our homebuilding customers continue to account for substantially all total loan production, representing nearly 100% of unit production for the three months ended March 31, 2007 and 2006.
     During the three months ended March 31, 2007, there was a shift away from adjustable rate mortgages (ARMs) , which generally have a lower profit per loan than fixed rate products. ARMs represented 15% of total funded origination dollars and 11% of total funded origination units for the three months ended March 31, 2007, compared with 35% and 28%, respectively, in the prior year period. Interest only mortgages, a component of ARMs, represented 81% of ARM origination dollars and 80% of ARM origination units for the three months ended March 31, 2007, compared with 77% and 80%, respectively, in the prior year period. Interest only mortgages represented 12% and 27%, respectively, of total funded origination dollars for the three months ended March 31, 2007 and 2006.
     Our customers’ average FICO scores for the three months ended March 31, 2007 and 2006 were 744 and 733, respectively. Average Combined Loan-to-Value was 83% and 82% for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, our loan application backlog decreased to $2.9 billion compared with $4.1 billion at March 31, 2006 due primarily to the lower backlog in our homebuilding operations.
     Based on principal dollars, approximately 5% of the loans we originated in the first quarter of 2007 were considered sub-prime loans, which we define as first mortgages with FICO scores below 620. Approximately 23% of first quarter 2007 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 620 or higher. The remaining 72% of first quarter 2007 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 620 or higher. Because we sell our loans monthly on a flow basis and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material risks related to sub-prime and Alt-A loans.

Financial Services Operations (continued)
     Pre-tax income of our financial services operations for the three months ended March 31, 2007 was $13.2 million compared with $49.3 million for the prior year period. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million for the three months ended March 31, 2006. Excluding this gain, pre-tax income decreased moderately in the first quarter of 2007 compared with the prior year due to the significant decrease in home settlements. This decrease was partially offset by the slight increase in average loan size and the shift in product mix toward more profitable loans, including an increased mix of fixed rate and agency loans. Additionally, for the three months ended March 31, 2007, 25% of total origination dollars were from brokered loans, which are less profitable to us, compared with 22% in the prior year.
     Interest income in the three months ended March 31, 2007 was 22% lower than the prior year period primarily due to the significant decrease in volume offset slightly by an improved loan yield. Revenues from our title operations decreased 21% compared with the prior year period due primarily to the significant reduction in home settlements. Expenses decreased 3% due to the decrease in volume offset by slightly higher operating expenses and loan loss reserves.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.
Other Non-Operating
     Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly-traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from year to year as these strategic initiatives evolve.
     The following table presents results of operations for the three months ended March 31, 2007 and 2006 ($000’s omitted):

	Three Months Ended
	March 31,
	2007	2006

Net interest income	$954	$1,090
Other expenses, net	(8,311)	(10,473)

Loss before income taxes	$(7,357)	$(9,383)

     Net interest income decreased slightly from the prior year. The decrease in other expenses, net is due primarily to reduced incentive compensation resulting from reduced profitability.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized increased based on increased debt levels during 2007 compared with the prior year. Interest expense for the three months ended March 31, 2007 includes $5 million of capitalized interest related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2007	2006

Interest in homebuilding inventory at beginning of period	$235,596	$229,798
Interest capitalized into homebuilding inventory	60,360	56,624
Interest expensed to homebuilding cost of sales	(47,958)	(41,169)

Interest in homebuilding inventory at end of period	$247,998	$245,253

Interest incurred *	$61,350	$58,501

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Income Taxes
     Our income tax liability and related effective tax rate are affected by a number of factors. Income taxes were provided at an effective tax rate of 39.9% and 37.1% during the three months ended March 31, 2007 and 2006, respectively. The increase in the effective tax rate resulted primarily from the adoption of FASB Interpretation No. 48 (FIN 48) and a change in the overall state tax rate associated with the geographical mix of income and certain other tax matters.
Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities by using internally generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions deteriorate or if the current difficult market conditions extend beyond our expectations.
     At March 31, 2007, we had cash and equivalents of $116.9 million and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.5 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $21.5 million. Sources of our working capital include our cash and equivalents, our $2 billion committed unsecured revolving credit facility and Pulte Mortgage’s $955 million committed credit arrangements.
     Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was approximately 35.4% at March 31, 2007, and approximately 34.6% net of cash and equivalents.
     Our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased from $2 billion to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains restrictive covenants, including financial covenants which require that we not exceed a debt-to-total capitalization ratio of 60% and to maintain a minimum interest coverage ratio of 2:1 (EBITDA to interest incurred), as defined in the agreement. As of March 31, 2007, there were no borrowings outstanding and $1.5 billion available for borrowing under this facility.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At March 31, 2007, Pulte Mortgage had committed credit arrangements of $955 million comprised of a $405 million bank revolving credit facility and a $550 million asset-backed commercial paper program. The credit agreements require Pulte Mortgage to maintain a consolidated tangible net worth of at least the higher of $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year ($52.6 million for 2007) and restricts funded debt to 15 times tangible net worth. At March 31, 2007, Pulte Mortgage had $286.6 million outstanding under its committed credit arrangements. Given the continued weakness in new home sales and closings, we have reduced the amount of capacity available under our asset-backed commercial paper program effective June 1, 2007 as permitted by our existing agreement as we do not anticipate needing such capacity during 2007.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million though there were no repurchases under these programs during the three months ended March 31, 2007. We have remaining authorization to purchase common stock aggregating $102.3 million at March 31, 2007.
     Our net cash provided by operating activities for the three months ended March 31, 2007 was $202.1 million, compared with net cash used in operating activities of $396.5 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, we focused on right-sizing our land and house inventory to better match current market conditions, which resulted in a net decrease to inventories compared with a sizable increase in the prior year period. This impact was partially offset by lower net income and a decrease in accounts payable, accrued and other liabilities. For the three months ended March 31, 2006, net income was offset primarily by significant investments in land necessary to support the continued growth of our business.
     Cash used in investing activities was $93.7 million for the three months ended March 31, 2007, compared with $43.3 million for the three months ended March 31, 2006. During the three months ended March 31, 2007, we made $81.7 million of capital contributions to and received $1.9 million in capital distributions from our unconsolidated joint ventures. We also incurred $16.3 million in capital expenditures.

Liquidity and Capital Resources (continued)
     During the three months ended March 31, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $13.5 million of capital contributions to and received $1.7 million in capital distributions from our unconsolidated joint ventures for the three months ended March 31, 2006. Furthermore, we incurred approximately $15.3 million in capital expenditures.
     Net cash used in financing activities totaled $542.7 million for the three months ended March 31, 2007, compared with $441.3 million for the three months ended March 31, 2006. Repayments under Financial Services credit arrangements and other borrowings for the three months ended March 31, 2007 were $528.1 million and $5.4 million, respectively. Additionally, we expended $4.8 million related to shares surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and paid $10.2 million in dividends for the three months ended March 31, 2007.
     For the three months ended March 31, 2006, net repayments under Financial Services credit arrangements totaled $446 million. Net borrowings under our revolving credit facility totaled $24.5 million, while proceeds from other borrowings were $36.4 million. Additionally, we expended $49.7 million for stock repurchases and paid $10.3 million in dividends.
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
Contractual Obligations and Commercial Commitments
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We are also subject to income tax in certain foreign jurisdictions related to operations previously sold or discontinued. As of January 1, 2007, we had $86.7 million of gross unrecognized tax benefits and $24.5 million and $13.3 million of related accrued interest and penalties, respectively. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2006.
Off-Balance Sheet Arrangements
     At March 31, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $803.6 million and $935.9 million, respectively. At March 31, 2007 and December 31, 2006, our proportionate share of joint venture debt was approximately $244.3 million and $312.8 million, respectively. We provided limited recourse guarantees for $234.8 million and $304.1 million of joint venture debt at March 31, 2007 and December 31, 2006, respectively. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable unless the joint venture was unable to perform its contractual borrowing obligations. As of March 31, 2007, we do not anticipate we will incur any significant costs under these guarantees.
     If additional capital infusions are required and approved by our unconsolidated joint ventures (or required by the limited recourse financing guarantees discussed above), we would have to contribute our pro-rata portion of those capital needs in order not to dilute our ownership in the joint ventures.
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2007 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2007, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values ($000’s omitted):

	As of March 31, 2007 for the
	years ended December 31,
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$400,000	$—	$698,563	$2,450,000	$3,548,563	$3,502,541
Average interest rate	—	—	4.88%	—	7.95%	6.24%	6.42%	—

Limited recourse collateralized financing	$3,060	$11,684	$4,022	$1,833	$779	$74	$21,452	$21,452
Average interest rate	2.26%	.95%	2.48%	8.27%	7.25%	7.25%	2.3%	—
Qualitative disclosure:
     There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
Special Notes Concerning Forward-Looking Statements
     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used in our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control. See our Annual Report on Form 10-K for the year ended December 31, 2006 and our other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to our business. We undertake no duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations.
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2007.
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006:
Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any.
     Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Although we believe our approach to determining the tax treatment is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our net income for such period.
     From time to time, we are audited by various federal, state and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.
Future increases in interest rates, reductions in mortgage availability or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business or our financial results.
     Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. Many homebuyers have also chosen adjustable rate, interest only or mortgages that involve initial lower monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Beginning in early 2007, the availability of certain mortgage financing products has become more constrained as the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. While we do not retain any material risks associated with the loans we originate, our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. Additionally, these developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.
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

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)

January 1, 2007 through January 31, 2007	—	—	—	$102,342	(1)

February 1, 2007 through February 28, 2007	136,143	$34.97	—	$102,342	(1)

March 1, 2007 through March 31, 2007		—	—	$102,342	(1)

Total	136,143	$34.97

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During February 2007, 136,143 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.
Item 6. Exhibits
Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of the Company issued pursuant to supplements to the indenture filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which supplements have also been filed with the SEC as exhibits to various Company registration statements or to reports incorporated by reference in such registration statements and (b) other long-term debt of the Company. The Company agrees to furnish a copy of such instruments to the SEC upon request.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.
/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer) Date: May 9, 2007