Form 10-Q
period 2007-06-30
PULTE HOMES INC/MI/
filed 2007-08-08
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer ☑            Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of July 31, 2007: 255,905,882

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$74,652	$551,292
Unfunded settlements	37,170	72,597
House and land inventory	9,088,899	9,374,335
Land held for sale	389,582	465,823
Land, not owned, under option agreements	34,848	43,609
Residential mortgage loans available-for-sale	380,555	871,350
Investments in unconsolidated entities	165,217	150,685
Goodwill	375,677	375,677
Intangible assets, net	114,829	118,954
Other assets	850,010	982,034
Deferred income tax assets	440,209	170,518

	$11,951,648	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $230,181 and $280,329 in 2007 and 2006, respectively	$609,803	$576,321
Customer deposits	272,576	200,478
Accrued and other liabilities	1,114,973	1,403,793
Unsecured short-term borrowings	173,000	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	333,071	814,707
Income taxes	524	66,267
Senior notes	3,477,534	3,537,947

Total liabilities	5,981,481	6,599,513
Shareholders’ equity	5,970,167	6,577,361

	$11,951,648	$13,176,874

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Homebuilding	$1,993,498	$3,318,055	$3,823,406	$6,232,807
Financial services	27,362	40,467	66,943	85,324
Other non-operating	386	445	2,330	3,412

Total revenues	2,021,246	3,358,967	3,892,679	6,321,543

Expenses:
Homebuilding, principally cost of sales	2,741,446	2,935,896	4,718,720	5,474,281
Financial Services	20,886	25,536	47,316	52,776
Other non-operating, net	10,372	8,598	19,673	20,948

Total expenses	2,772,704	2,970,030	4,785,709	5,548,005

Other income:
Gain on sale of equity investment	—	—	—	31,635
Equity income (loss)	(55,151)	(1,212)	(56,127)	96

Income (loss) from continuing operations before income taxes	(806,609)	387,725	(949,157)	805,269

Income taxes (benefit)	(299,058)	143,873	(355,934)	298,772

Income (loss) from continuing operations	(507,551)	243,852	(593,223)	506,497

Loss from discontinued operations	—	(833)	—	(833)

Net income (loss)	$(507,551)	$243,019	$(593,223)	$505,664

Per share data:
Basic:
Income (loss) from continuing operations	$(2.01)	$.97	$(2.35)	$2.00
Loss from discontinued operations	—	—	—	—

Net income (loss)	$(2.01)	$.96	$(2.35)	$2.00

Assuming dilution:
Income (loss) from continuing operations	$(2.01)	$.94	$(2.35)	$1.95
Loss from discontinued operations	—	—	—	—

Net income (loss)	$(2.01)	$.94	$(2.35)	$1.95

Cash dividends declared	$.04	$.04	$.08	$.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,093	252,618	252,006	253,148
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock grants	—	6,329	—	6,704

Adjusted weighted-average common shares and effect of dilutive securities	252,093	258,947	252,006	259,852

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted, except per share data)
(Unaudited)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained
	Stock	Capital	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	4	5,616	—	—	5,620
Tax benefit from stock option exercises and restricted stock vesting	—	3,414	—	—	3,414
Restricted stock awards	3	(3)	—	—	—
Cash dividends declared - $.08 per share	—	—	—	(20,474)	(20,474)
Stock repurchases	(1)	(754)		(4,358)	(5,113)
Stock-based compensation	—	34,590	—	—	34,590
Comprehensive income (loss):
Net loss	—	—	—	(593,223)	(593,223)
Change in fair value of derivatives	—	—	(803)	—	(803)
Foreign currency translation adjustments	—	—	149	—	149

Total comprehensive income (loss)					(593,877)

Shareholders’ Equity, June 30, 2007	$2,559	$1,327,550	$(3,640)	$4,643,698	$5,970,167

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$(5,496)	$4,751,120	$5,957,342
Stock option exercises	2	3,450		—	3,452
Tax benefit from stock option exercises and restricted stock vesting	—	3,333	—	—	3,333
Restricted stock awards	7	(7)	—	—	—
Cash dividends declared - $.08 per share	—	—	—	(20,494) (	20,494)
Stock repurchases	(29)	(13,841)	—	(85,744)	(99,614)
Stock-based compensation	—	33,476	—	—	33,476
Comprehensive income (loss):
Net income	—	—	—	505,664	505,664
Change in fair value of derivatives	—	—	226	—	226
Foreign currency translation adjustments	—	—	1,225	—	1,225

Total comprehensive income					507,115

Shareholders’ Equity, June 30, 2006	$2,550	$1,235,559	$(4,045)	$5,150,546	$6,384,610

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(593,223)	$505,664
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	827,390	67,326
Gain on sale of equity investment	—	(31,635)
Amortization and depreciation	43,273	37,987
Stock-based compensation expense	34,590	33,476
Deferred income taxes	(261,139)	(55)
Equity loss (income) from unconsolidated entities	56,127	(96)
Distributions of earnings from unconsolidated entities	4,161	5,312
Other, net	4,645	1,490
Increase (decrease) in cash due to:
Inventories	(519,760)	(2,104,010)
Residential mortgage loans available-for-sale	490,795	516,998
Other assets	161,571	112,491
Accounts payable, accrued and other liabilities	(135,552)	(63,955)
Income taxes	(105,649)	(134,451)

Net cash provided by (used in) operating activities	7,229	(1,053,458)

Cash flows from investing activities:
Distributions from unconsolidated entities	28,838	31,336
Investments in unconsolidated entities	(94,968)	(20,744)
Investments in subsidiaries, net of cash acquired	—	(65,779)
Proceeds from the sale of equity investments	—	49,216
Proceeds from the sale of fixed assets	5,167	534
Capital expenditures	(32,608)	(54,393)

Net cash used in investing activities	(93,571)	(59,830)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(481,636)	(415,973)
Net borrowings under revolving credit facility	173,000	614,500
Proceeds from other borrowings	—	150,000
Repayment of other borrowings	(64,973)	(17,519)
Excess tax benefits from share-based awards	3,414	1,794
Issuance of common stock	5,620	3,452
Stock repurchases	(5,113)	(99,614)
Dividends paid	(20,474)	(20,494)

Net cash provided by (used in) financing activities	(390,162)	216,146

Effect of exchange rate changes on cash and equivalents	(136)	(667)

Net decrease in cash and equivalents	(476,640)	(897,809)

Cash and equivalents at beginning of period	551,292	1,002,268

Cash and equivalents at end of period	$74,652	$104,459

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$8,420	$6,257

Income taxes paid	$7,211	$432,183

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. The calculation of diluted earnings per share excludes 21,202,516 and 21,515,070 stock options and shares of restricted stock for the three and six months ended June 30, 2007, respectively, and 2,454,200 and 2,414,200 stock options and shares of restricted stock for the three and six months ended June 30, 2006, respectively. For the three and six months ended June 30, 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the period.
Restructuring
     In response to the challenging operating environment that continues to exist, the Company initiated a restructuring plan during the three months ended June 30, 2007 designed to reduce ongoing overhead costs and improve operating efficiencies. The restructuring includes the closure of selected divisional offices, the disposal of related property and equipment, and a reduction in the Company’s workforce of approximately 1,700 employees. Included below is a summary of charges incurred and expected to be incurred related to the restructuring ($000’s omitted):

		Total Expected to
	Incurred to Date	be Incurred
Employee severance benefits	$31,424	$32,000 to $35,000
Asset impairments	4,515	5,000 to 8,000
Lease terminations and other exit costs	3,204	5,000 to 7,000

	$39,143	$42,000 to $50,000

     Substantially all of these costs have been included in the Consolidated Statements of Operations within Homebuilding expense. We expect to incur $33 million to $40 million of cash expenditures related to the restructuring plan, the majority of which relate to employee severance benefits and will be incurred during 2007. The remaining cash expenditures will be incurred over the remaining terms of the affected office leases, some of which continue through 2014. The restructuring costs relate to each of our reportable segments and are not material to any one segment.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Land Valuation Adjustments and Write-Offs Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS No. 144), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. We also consider potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions that arose during 2006 have persisted into 2007 and resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates during the six months ended June 30, 2007. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS No. 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying amount. The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
     The Company recorded valuation adjustments of $603.1 million (related to 139 communities) and $9.3 million (related to three communities) for the three months ended June 30, 2007 and 2006, respectively, and $665.5 million (related to 174 communities) and $9.4 million (related to three communities) for the six months ended June 30, 2007 and 2006, respectively, to reduce the carrying value of the impaired assets to their estimated fair value. The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense. For the three months ended June 30, 2007, the Company performed detailed impairment calculations for 212 communities resulting in impairments for 139 communities. The discount rate used in the Company’s determination of fair value for these 139 communities ranged from 10% to 19% with an aggregate average of 12%, and the remaining carrying value of such communities totaled $695.8 million at June 30, 2007. These 139 communities included 30 of our long-lived active adult communities as well as 39 communities for which impairments were also recorded in prior periods. In the event that market conditions or our operations deteriorate in the future or the current difficult market conditions extend beyond our expectations, additional impairments may be experienced in the future.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Land Valuation Adjustments and Write-Offs

Net realizable value adjustments – land held for sale
     In accordance with SFAS No. 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense. The Company recognized net realizable valuation adjustments to land held for sale of $34 million and $22 million for the three months ended June 30, 2007 and 2006, respectively, and $52.3 million and $22.1 million for the six months ended June 30, 2007 and 2006, respectively.
Write-off of deposits and pre-acquisition costs
     From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary capital, and other factors. The Company wrote off deposits and pre-acquisition costs in the amount of $58.2 million and $30.8 million for the three months ended June 30, 2007 and 2006, respectively, and $109.7 million and $35.9 million for the six months ended June 30, 2007 and 2006, respectively. The Company records these write-offs of deposits and pre-acquisition costs for land option contracts the Company no longer plans to pursue in its Consolidated Statements of Operations within Homebuilding expense.
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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At June 30, 2007 and December 31, 2006, the Company classified $34.8 million and $43.6 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $3.9 million and $6 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at June 30, 2007 and December 31, 2006, had a total purchase price of $2.9 billion and $4.3 billion, respectively. In connection with these agreements, the Company had refundable and non-refundable deposits and pre-acquisition costs of $312.3 million and $363.5 million which were included in other assets at June 30, 2007 and December 31, 2006, respectively.

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
     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Six Months Ended
	June 30,
	2007	2006
Allowance for warranties at beginning of period	$117,259	$112,297
Warranty reserves provided	35,311	73,152
Payments and other adjustments	(50,997)	(82,440)

Allowance for warranties at end of period	$101,573	$103,009

Insurance
     We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts, including any costs of claims and lawsuits, under those policies based on an analysis of our historical claims, which include an estimate of claims incurred but not yet reported. We experienced net increases in insurance-related expenses of $30.3 million and $40 million for the three and six months ended June 30, 2007, respectively, primarily due to the development of several large general liability product claims.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption of the statement is allowed provided that an entity also elects to apply the provisions of SFAS No. 157 (as subsequently presented). The Company is currently reviewing the potential impact of SFAS No. 159 on its consolidated financial statements.
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
     The Company has determined that its operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. During the three months ended June 30, 2007, the Company merged its Rocky Mountain Area with its Nevada Area to form the Mountain West Area. The operating data by segment for the Central and Southwest reportable segments have been reclassified to reflect this change. Accordingly, the Company’s reportable Homebuilding segments are as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Minnesota, Ohio

Central:	Central Area includes the following states:
Kansas, Missouri, Texas

Southwest:	Mountain West and Southwest Areas include the following states:
Arizona, Colorado, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California
*The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Operating Data by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Northeast	$233,218	$391,373	$396,890	$745,161
Southeast	298,952	299,201	528,267	523,664
Florida	299,811	577,178	602,108	1,083,053
Midwest	175,002	275,003	311,230	504,466
Central	147,910	245,542	324,990	465,096
Southwest	527,794	928,028	1,033,380	1,670,245
California	310,811	601,730	626,541	1,241,122
Financial Services	27,362	40,467	66,943	85,324

Total segment revenues	2,020,860	3,358,522	3,890,349	6,318,131

Corporate and unallocated (a)	386	445	2,330	3,412

Consolidated revenues	$2,021,246	$3,358,967	$3,892,679	$6,321,543

Income (loss) from continuing operations before income taxes:
Northeast	$(67,609)	$46,733	$(100,533)	$82,416
Southeast	26,616	22,477	40,524	34,352
Florida	(122,388)	132,062	(120,927)	246,272
Midwest	(106,835)	(7,265)	(127,874)	(7,747)
Central	(52,631)	4,124	(78,984)	11,127
Southwest	(102,012)	166,954	(119,390)	311,849
California	(229,952)	72,837	(236,896)	170,085
Financial Services (b)	6,568	15,056	19,763	64,400

Total segment income (loss) before income taxes	(648,243)	452,978	(724,317)	912,754
Corporate and unallocated (c)	(158,366)	(65,253)	(224,840)	(107,485)

Consolidated income (loss) from continuing operations before income taxes (d)	$(806,609)	$387,725	$(949,157)	$805,269

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income before income taxes includes interest expense of $3.6 million and $4.8 million for the three months ended June 30, 2007 and 2006, respectively, and $8.2 million and $10.1 million for the six months ended June 30, 2007 and 2006, respectively. Financial Services income before income taxes includes interest income of $4.8 million and $7.1 million for the three months ended June 30, 2007 and 2006, respectively, and $11 million and $15.1 million for the six months ended June 30, 2007 and 2006, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $96.4 million and $55.9 million for the three months ended June 30, 2007 and 2006, respectively, and $144.4 million and $97.1 million for the six months ended June 30, 2007 and 2006, respectively, and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated income (loss) before income taxes includes selling, general and administrative expenses of $322.5 million and $295.8 million for the three months ended June 30, 2007 and 2006, respectively, and $634.2 million and $613 million for the six months ended June 30, 2007 and 2006, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Land and community valuation adjustments:
Northeast	$56,904	$—	$56,904	$—
Southeast	253	—	253	—
Florida	100,134	—	102,499	—
Midwest	96,944	8,014	109,187	8,072
Central	42,559	1,306	68,094	1,306
Southwest	105,308	—	114,752	—
California	159,158	—	166,944	—
Corporate and unallocated (a)	41,818	—	46,818	—

Total valuation adjustments	$603,078	$9,320	$665,451	$9,378

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$—	$—	$—	$—
Southeast	1,070	—	1,070	—
Florida		10,353	—	10,353
Midwest	—	5,660	—	5,660
Central	3,750	1,253	4,022	1,265
Southwest	9,459	15,125	27,459	15,125
California	9,368	—	9,368	—
Corporate and unallocated	—	—	—	—

Total NRV adjustments – land held for sale	$34,000	$22,038	$52,272	$22,050

Write-off of deposits and pre-acquisition costs (b):
Northeast	$14,892	3,474	38,173	4,205
Southeast	302	1,400	514	1,451
Florida	10,041	1,123	9,839	1,330
Midwest	2,596	6,047	6,978	8,465
Central	892	1,245	892	1,329
Southwest	16,169	8,729	34,316	9,193
California	13,284	9,162	18,955	9,851
Corporate and unallocated	—	(370)	—	74

Total write-off of deposits and pre-acquisition costs	$58,176	$30,810	$109,667	$35,898

The Company also recorded an impairment of $54.1 million in the California reporting segment related to an investment in an unconsolidated joint venture.

(a)	Corporate and unallocated includes $41.8 million and $46.8 million of write-offs of capitalized interest related to land and community valuation adjustments recorded during the three and six months ended June 30, 2007, respectively.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2.	Segment information (continued)

Total assets and inventory by reportable segment are as follows ($000’s omitted):

	Assets	Inventory
As of June 30, 2007:
Northeast	$1,540,915	$1,267,126
Southeast	786,278	687,420
Florida	1,598,783	1,337,213
Midwest	785,527	750,899
Central	576,232	487,247
Southwest	3,099,019	2,743,846
California	1,771,066	1,608,189
Financial Services	440,924	—

Total segment	10,598,744	8,881,940
Corporate and unallocated (a)	1,352,904	206,959

Consolidated	$11,951,648	$9,088,899

As of December 31, 2006:
Northeast	$1,530,238	$1,167,454
Southeast	734,001	640,199
Florida	1,742,839	1,464,691
Midwest	902,833	842,714
Central	699,748	574,089
Southwest	3,100,927	2,691,505
California	1,953,240	1,761,000
Financial Services	951,206	—

Total segment	11,615,032	9,141,652
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; and other corporate items that are not allocated to the operating segments.
3.	Inventory
Major components of the Company’s inventory are as follows ($000’s omitted):

	June 30,	December 31,
	2007	2006
Homes under construction	$3,234,237	$2,606,613
Land under development	4,412,097	5,478,244
Land held for future development	1,442,565	1,289,478

Total	$9,088,899	$9,374,335

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop and/or sell land and homes in the United States and Puerto Rico. If additional capital infusions are required and approved (or are necessary as a result of the limited recourse financing guarantees discussed below), the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint ventures.
     At June 30, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $793 million and $935.9 million, respectively. At June 30, 2007 and December 31, 2006, the Company’s proportionate share of its joint venture debt was approximately $235.4 million and $312.8 million, respectively. The Company provided limited recourse guarantees for $226.3 million and $304.1 million of joint venture debt at June 30, 2007 and December 31, 2006, respectively. Accordingly, the Company may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be liable unless a joint venture was unable to perform its contractual borrowing obligations.
     For the six months ended June 30, 2007, the Company made additional capital contributions to fund the cash requirements of existing joint ventures totaling approximately $95 million and received capital and earnings distributions from existing joint ventures totaling approximately $33 million. At June 30, 2007 and December 31, 2006, the Company had approximately $165.2 million and $150.7 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segments and are primarily accounted for under the equity method.
5. Acquisitions and divestitures
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million for the six months ended June 30, 2006.
6. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the six months ended June 30, 2007. The Company had remaining authorization to purchase $102.3 million of common stock at June 30, 2007.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments:
Mexico	$(167)	$(316)
Fair value of derivatives, net of income taxes of $2,124 in 2007 and $1,637 in 2006	(3,473)	(2,670)

	$(3,640)	$(2,986)

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
8. Debt and Other Financing Arrangements
     The Company repurchased $61.2 million of its 4.875% senior notes due 2009 during the three months ended June 30, 2007. These repurchases resulted in a net gain of approximately $500 thousand which is included in the Consolidated Statements of Operations within Other non-operating, net expenses.
     On June 29, 2007, the Company amended its unsecured revolving credit facility, decreasing the borrowing availability from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. Under the terms of the credit facility, the Company has the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains certain restrictive covenants, the most restrictive of which requires the Company not to exceed a debt-to-total capitalization ratio of 55%. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for the Company, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility increases in increments ranging from 0.125% to 0.375%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion.
     Pulte Mortgage reduced the amount of capacity available under its asset-backed commercial paper program from $550 million to $400 million effective June 1, 2007 as permitted by its existing agreement as the Company does not anticipate needing such capacity during 2007.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information
     At June 30, 2007, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $339 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
ASSETS
Cash and equivalents	$—	$25,383	$49,269	$—	$74,652
Unfunded settlements	—	40,566	(3,396)	—	37,170
House and land inventory	—	9,078,697	10,202	—	9,088,899
Land held for sale	—	389,582	—	—	389,582
Land, not owned, under option agreements	—	34,848	—	—	34,848
Residential mortgage loans available-for-sale	—	—	380,555	—	380,555
Investments in unconsolidated entities	1,448	150,812	12,957	—	165,217
Goodwill	—	374,977	700	—	375,677
Intangible assets, net	—	114,829	—	—	114,829
Other assets	45,143	727,997	76,870	—	850,010
Deferred income tax assets	423,626	372	16,211	—	440,209
Investment in subsidiaries	9,720,191	80,195	6,776,926	(16,577,312)	—

	$10,190,408	$11,018,258	$7,320,294	$(16,577,312)	$11,951,648

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$158,957	$1,528,341	$310,054	$—	$1,997,352
Unsecured short-term borrowings	173,000	—	—		173,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	333,071	—	333,071
Income taxes	524	—	—	—	524
Senior notes	3,477,534	—	—	—	3,477,534
Advances (receivable) payable — subsidiaries	410,226	(263,825)	(146,401)	—	—

Total liabilities	4,220,241	1,264,516	496,724	—	5,981,481

Total shareholders’ equity	5,970,167	9,753,742	6,823,570	(16,577,312)	5,970,167

	$10,190,408	$11,018,258	$7,320,294	$(16,577,312)	$11,951,648

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,993,498	$—	$—	$1,993,498
Financial services	—	3,903	23,459	—	27,362
Other non-operating	—	47	339	—	386

Total revenues	—	1,997,448	23,798	—	2,021,246

Expenses:
Homebuilding:
Cost of sales	—	2,373,499	—	—	2,373,499
Selling, general and administrative and other expense	8,744	329,278	29,925	—	367,947
Financial Services, principally interest	584	2,005	18,297	—	20,886
Other non-operating expenses, net	22,266	(7,123)	(4,771)	—	10,372
Intercompany interest	32,379	(32,379)	—	—	—

Total expenses	63,973	2,665,280	43,451	—	2,772,704

Other Income:
Equity income (loss)	—	(55,152)	1	—	(55,151)

Income (loss) before income taxes and equity in income of subsidiaries	(63,973)	(722,984)	(19,652)	—	(806,609)
Income taxes (benefit)	(23,436)	(269,148)	(6,474)	—	(299,058)

Income (loss) before equity in income of subsidiaries	(40,537)	(453,836)	(13,178)	—	(507,551)
Equity in income (loss) of subsidiaries	(467,014)	3,143	(356,595)	820,466	—

Net income (loss)	$(507,551)	$(450,693)	$(369,773)	$820,466	$(507,551)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,823,406	$—	$—	$3,823,406
Financial services	—	8,537	58,406	—	66,943
Other non-operating	7	1,065	1,258	—	2,330

Total revenues	7	3,833,008	59,664	—	3,892,679

Expenses:
Homebuilding:
Cost of sales	—	4,024,332	—	—	4,024,332
Selling, general and administrative and other expense	17,799	639,098	37,491	—	694,388
Financial Services, principally interest	1,341	4,096	41,879	—	47,316
Other non-operating expenses, net	44,087	(16,062)	(8,352)	—	19,673
Intercompany interest	64,723	(64,723)	—	—	—

Total expenses	127,950	4,586,741	71,018	—	4,785,709

Other Income:
Equity income (loss)	—	(56,204)	77	—	(56,127)

Income (loss) before income taxes and equity in income of subsidiaries	(127,943)	(809,937)	(11,277)	—	(949,157)
Income taxes (benefit)	(49,007)	(303,997)	(2,930)	—	(355,934)

Income (loss) before equity in income of subsidiaries	(78,936)	(505,940)	(8,347)	—	(593,223)
Equity in income (loss) of subsidiaries	(514,287)	10,076	(407,613)	911,824	—

Net income (loss)	$(593,223)	$(495,864)	$(415,960)	$911,824	$(593,223)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$3,318,055	$—	$—	$3,318,055
Financial services	—	6,826	33,641	—	40,467
Other non-operating	37	(42)	450	—	445

Total revenues	37	3,324,839	34,091	—	3,358,967

Expenses:
Homebuilding:
Cost of sales	—	2,640,503	—	—	2,640,503
Selling, general and administrative and other expense	8,344	287,315	(266)	—	295,393
Financial Services, principally interest	761	2,306	22,469	—	25,536
Other non-operating expenses, net	20,009	(8,447)	(2,964)	—	8,598
Intercompany interest	40,623	(40,623)	—	—	—

Total expenses	69,737	2,881,054	19,239	—	2,970,030

Other Income:
Equity income (loss)	—	(1,773)	561	—	(1,212)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(69,700)	442,012	15,413	—	387,725
Income taxes (benefit)	(24,790)	163,564	5,099	—	143,873

Income (loss) from continuing operations before equity in income of subsidiaries	(44,910)	278,448	10,314	—	243,852
Income (loss) from discontinued operations	—	—	(833)	—	(833)

Income (loss) before equity in income of subsidiaries	(44,910)	278,448	9,481	—	243,019

Equity in income (loss) of subsidiaries:
Continuing operations	288,762	6,959	98,298	(394,019)	—
Discontinued operations	(833)	—	—	833	—

	287,929	6,959	98,298	(393,186)	—

Net income	$243,019	$285,407	$107,779	$(393,186)	$243,019

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$6,232,807	$—	$—	$6,232,807
Financial services	—	12,681	72,643	—	85,324
Other non-operating	76	1,948	1,388	—	3,412

Total revenues	76	6,247,436	74,031	—	6,321,543

Expenses:
Homebuilding:
Cost of sales	—	4,887,612	—	—	4,887,612
Selling, general and administrative and other expense	16,117	572,337	(1,785)	—	586,669
Financial Services, principally interest	1,520	4,650	46,606	—	52,776
Other non-operating expenses, net	40,465	(15,262)	(4,255)	—	20,948
Intercompany interest	80,307	(80,307)	—	—	—

Total expenses	138,409	5,369,030	40,566	—	5,548,005

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income (loss)	—	(801)	897	—	96

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(138,333)	877,605	65,997	—	805,269
Income taxes (benefit)	(51,315)	325,627	24,460	—	298,772

Income (loss) from continuing operations before equity in income of subsidiaries	(87,018)	551,978	41,537	—	506,497
Income (loss) from discontinued operations	—	—	(833)	—	(833)

Income (loss) before equity in income of subsidiaries	(87,018)	551,978	40,704	—	505,664

Equity in income (loss) of subsidiaries:
Continuing operations	593,515	35,827	195,136	(824,478)	—
Discontinued operations	(833)	—	—	833	—

	592,682	35,827	195,136	(823,645)	—

Net income	$505,664	$587,805	$235,840	$(823,645)	$505,664

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Net cash provided by (used in) operating activities	$(151,749)	$(370,030)	$529,008	$—	$7,229

Cash flows from investing activities:
Distributions from unconsolidated entities	—	25,791	3,047	—	28,838
Investments in unconsolidated entities	—	(94,968)	—	—	(94,968)
Dividends received from subsidiaries	51	16,000	—	(16,051)	—
Investment in subsidiaries	(36,958)	(1,045)	—	38,003	—
Proceeds from sale of fixed assets	—	5,166	1	—	5,167
Capital expenditures	—	(30,762)	(1,846)	—	(32,608)

Net cash provided by (used in) investing activities	(36,907)	(79,818)	1,202	21,952	(93,571)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(481,636)	—	(481,636)
Net borrowings under revolving credit facility	173,000	—	—	—	173,000
Repayment of other borrowings	(61,188)	(3,785)	—	—	(64,973)
Capital contributions from parent	—	10,958	27,045	(38,003)	—
Advances (to) from affiliates	93,397	149,800	(243,197)	—	—
Excess tax benefits from share-based awards	3,414	—	—	—	3,414
Issuance of common stock	5,620	—	—	—	5,620
Stock repurchases	(5,113)	—	—	—	(5,113)
Dividends paid	(20,474)	(51)	(16,000)	16,051	(20,474)

Net cash provided by (used in) financing activities	188,656	156,922	(713,788)	(21,952)	(390,162)

Effect of exchange rate changes on cash and equivalents	—	—	(136)	—	(136)

Net decrease in cash and equivalents	—	(292,926)	(183,714)	—	(476,640)
Cash and equivalents at beginning of period	—	318,309	232,983	—	551,292

Cash and equivalents at end of period	$—	$25,383	$49,269	$—	$74,652

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Net cash provided by (used in) operating activities	$(359,198)	$(1,163,978)	$469,718	$—	$(1,053,458)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	31,336	—	—	31,336
Investments in unconsolidated entities	—	(20,744)	—	—	(20,744)
Dividends received from subsidiaries	—	51,000	28	(51,028)	—
Investment in subsidiaries	(247,066)	(68,739)	(224,303)	474,329	(65,779)
Proceeds from the sale of investments	—	—	49,216	—	49,216
Proceeds from the sale of fixed assets	—	533	1	—	534
Capital expenditures	—	(50,069)	(4,324)	—	(54,393)

Net cash provided by (used in) investing activities	(247,066)	(56,683)	(179,382)	423,301	(59,830)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(415,973)	—	(415,973)
Net borrowings under revolving credit facility	614,500	—	—	—	614,500
Proceeds from other borrowings	150,000	—	—	—	150,000
Repayment of other borrowings	—	(17,519)	—	—	(17,519)
Capital contributions from parent	—	246,828	227,501	(474,329)	—
Advances (to) from affiliates	(43,374)	216,745	(173,371)	—	—
Excess tax benefits from share-based awards	1,794	—	—	—	1,794
Issuance of common stock	3,452	—	—	—	3,452
Stock repurchases	(99,614)	—	—	—	(99,614)
Dividends paid	(20,494)	—	(51,028)	51,028	(20,494)

Net cash provided by (used in) financing activities	606,264	446,054	(412,871)	(423,301)	216,146

Effect of exchange rate changes on cash and equivalents	—	—	(667)	—	(667)

Net decrease in cash and equivalents	—	(774,607)	(123,202)	—	(897,809)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$65,157	$39,302	$—	$104,459

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     During 2006 and 2007, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, increased interest rates, and large supplies of resale and new home inventories and related pricing pressures. These conditions continued to deteriorate in the three months ended June 30, 2007. The result has been weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products became more constrained starting in February 2007 when the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-prime mortgage products. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and gross margins during the first half of 2007 compared with the same period in the prior year. Additionally, we incurred total land-related charges of $881.5 million during the six months ended June 30, 2007, of which $749.4 million were incurred in the second quarter. These charges result from the write-off of deposit and pre-acquisition costs related to land transactions we no longer plan to pursue ($109.7 million through June 30, 2007), net realizable valuation adjustments related to land positions sold or held for sale ($52.3 million through June 30, 2007), impairments on land assets related to communities under development or to be developed in the future ($665.5 million through June 30, 2007), and an impairment of our investment in an unconsolidated joint venture ($54.1 million through June 30, 2007).
     We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and construction practices and continue to shorten our land pipeline, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and renegotiating land prices and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels this year. We have also closely evaluated and made reductions in selling, general and administrative expenses. During the second quarter of 2007, we announced a restructuring plan designed to reduce costs and improve ongoing operating efficiencies, which resulted in related charges of approximately $39.1 million during the quarter. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that will develop in the future.
     Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. At this time, we estimate our third quarter 2007 earnings to be in the range of $0.10 to $0.20 per diluted share, exclusive of any additional impairments or other land-related charges. Our outlook is tempered with caution, as conditions in many of the markets we serve across the United States have become increasingly challenging in recent months. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.

Overview (continued)
          The following is a summary of our operating results for the three and six months ended June 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pre-tax income (loss):
Homebuilding operations	$(803,191)	$380,822	$(951,577)	$758,405
Financial Services operations	6,568	15,056	19,763	64,400
Other non-operating	(9,986)	(8,153)	(17,343)	(17,536)

Income (loss) from continuing operations before income taxes	(806,609)	387,725	(949,157)	805,269
Income taxes (benefit)	(299,058)	143,873	(355,934)	298,772

Income (loss) from continuing operations	(507,551)	243,852	(593,223)	506,497
Loss from discontinued operations	—	(833)	—	(833)

Net income (loss)	$(507,551)	$243,019	$(593,223)	$505,664

Per share data – assuming dilution:
Income (loss) from continuing operations	$(2.01)	$.94	$(2.35)	$1.95
Loss from discontinued operations	—	—	—	—

Net income (loss)	$(2.01)	$.94	$(2.35)	$1.95

          The following is a comparison of pre-tax income for the three and six months ended June 30, 2007 and 2006:
•	Homebuilding pre-tax loss was $803.2 million and $951.6 million for the three and six months ended June 30, 2007, respectively, compared with Homebuilding pre-tax income of $380.8 million and $758.4 million, respectively, for the same periods in the prior year. The pre-tax loss experienced by our Homebuilding operations resulted from lower settlement revenues combined with lower gross margins, restructuring charges of $39.1 million, and land-related charges totaling $749.4 million and $881.5 million for the three and six months ended June 30, 2007, respectively. Gross margins were unfavorably impacted by lower selling prices and increased sales incentives. Land-related charges for the three and six months ended June 30, 2007 consisted of write-offs of deposit and pre-acquisition costs related to land transactions we no longer plan to pursue ($58.2 million and $109.7 million, respectively), net realizable valuation adjustments related to land positions sold or held for sale ($34 million and $52.3 million, respectively), impairments on land assets related to communities under development or to be developed in the future ($603.1 million and $665.5 million, respectively), and an impairment of our investment in an unconsolidated joint venture ($54.1 million).

•	Pre-tax income from our Financial Services business segment decreased 56% and 69% for the three and six months ended June 30, 2007, respectively, compared with the prior year periods. Pre-tax income for the six months ended June 30, 2006 includes a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, during the first quarter of 2006. Capture rates were 92.6% and 91.0% for the three months ended June 30, 2007 and 2006, respectively, and 92.8% and 90.2% for the six months ended June 30, 2007 and 2006, respectively.

•	The increase in non-operating expenses for the three months ended June 30, 2007, compared with the same period in the prior year was due primarily to a reduction in net interest income partially offset by a decrease in incentive compensation. The decrease in non-operating expenses for the six months ended June 30, 2007, compared with the same period in the prior year was due primarily to a decrease in incentive compensation.

Homebuilding Operations — Summary
     The following table presents a summary of pre-tax income (loss) and unit information for our Homebuilding operations for the three and six months ended June 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Home sale revenue (settlements)	$1,901,825	$3,304,960	$3,691,107	$6,193,794
Land sale revenue	91,673	13,095	132,299	39,013
Home cost of sales (a)	(2,254,881)	(2,608,042)	(3,849,352)	(4,834,008)
Land cost of sales (b)	(118,618)	(32,461)	(174,980)	(53,604)
Selling, general and administrative expense	(295,213)	(265,404)	(576,866)	(550,153)
Equity income (expense) (c)	(55,243)	(1,337)	(56,263)	(121)
Other income (expense), net (d)	(72,734)	(29,989)	(117,522)	(36,516)

Pre-tax income	$(803,191)	$380,822	$(951,577)	$758,405

Unit settlements	5,938	9,879	11,358	18,481
Average selling price	$320	$335	$325	$335
Net new orders:
Units	7,532	9,455	16,031	20,180
Dollars	$2,427,000	$3,121,000	$5,339,000	$6,804,000
Backlog at June 30:
Units			14,928	19,516
Dollars			$5,227,000	$6,911,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $603.1 million and $9.3 million for the three months ended June 30, 2007 and 2006, respectively, and $665.5 million and $9.4 million for the six months ended June 30, 2007 and 2006, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $34 million and $22 million for the three months ended June 30, 2007 and 2006, respectively, and $52.3 and $22.1 million for the six months ended June 30, 2007 and 2006, respectively.

(c)	Includes land and community valuation adjustments for one of our unconsolidated joint ventures of $54.1 million for the three and six months ended June 30, 2007.

(d)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $58.2 million and $30.8 million for the three months ended June 30, 2007 and 2006, respectively, and $109.7 million and $35.9 million for the six months ended June 30, 2007 and 2006, respectively.
     Home sale revenues for the three and six months ended June 30, 2007 were lower than those for the prior years by $1.4 billion and $2.5 billion, or 42% and 40%, respectively. The decrease in home sale revenues for the three and six months ended June 30, 2007 compared with the prior year periods was attributable to 40% and 39% decreases, respectively, in the number of homes closed combined with 4% and 3% decreases, respectively, in the average selling price. The decreases in average selling price reflect a combination of factors, including changes in product mix and geographic mix of homes closed during the period as well as lower market selling prices. The average selling price decreased in the majority of our Homebuilding segments in both periods compared with the prior year.
     Homebuilding gross profit margins from home settlements were negative 18.6% for the three months ended June 30, 2007, compared with a positive 21.1% for the same period in the prior year. For the six months ended June 30, 2007, Homebuilding gross profit margins were negative 4.3% compared with a positive 22.0% for the same period in 2006. Homebuilding gross margins were negatively impacted by $603.1 million and $665.5 million of charges for the three and six months ended June 30, 2007 related to land and community impairments in 139 and 174 communities, respectively, compared with land and community impairments of $9.3 million and $9.4 million, respectively, in the prior year periods. In addition, increased selling incentives also impacted our operations.

Homebuilding Operations – Summary (continued)
     We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended June 30, 2007 had a negative margin contribution of $26.9 million, compared with a negative margin contribution of $19.4 million for the same period in 2006. Gross profits from land sales for the six months ended June 30, 2007 had a negative margin contribution of $42.7 million, compared with a negative margin contribution of $14.6 million for the same period in 2006. The gross profit contributions from specific land sales transactions were approximately $7.1 million and $9.6 million for the three and six months ended June 30, 2007, respectively. These margin contributions were offset by $34 million and $52.3 million of net realizable value adjustments related to commercial and residential land held for disposition. The three and six months ended June 30, 2006 included negative net realizable value adjustments of $22 million and $22.1 million, respectively. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of June 30, 2007, we had $389.6 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues was 15.5% for the three months ended June 30, 2007 compared with 8.0% for the same period in the prior year. For the six months ended June 30, 2007, selling, general and administrative expenses as a percentage of home settlement revenues was 15.6% compared with 8.9% in the prior year. These increases are attributable primarily to reduced overhead leverage as a result of the significant decrease in revenues, lower absorption into inventory of overhead costs due to lower construction volume, net increases in insurance-related expenses of $30.3 million and $40 million for the three and six months ended June 30, 2007, respectively, and employee severance benefits of approximately $31 million incurred in connection with the restructuring plan announced in the second quarter of 2007.
     Other income (expense), net, includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, which totaled $58.2 million and $30.8 million for the three months ended June 30, 2007 and 2006, respectively, and $109.7 million and $35.9 million for the six months ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007, the Company also recorded $7.7 million of asset impairment and lease termination costs related to the restructuring plan announced in the second quarter of 2007.
     Unit settlements decreased 40% and 39% for the three and six months ended June 30, 2007, respectively, to 5,938 units and 11,358 units compared with the same periods in 2006. The average selling price for homes closed decreased 4% and 3% to $320,000 and $325,000, respectively, for the three and six months ended June 30, 2007 compared with the same periods in the prior year. For the three and six months ended June 30, 2007, unit net new orders decreased 20% and 21%, respectively, to 7,532 and 16,031 units, compared with the same periods in 2006. Cancellation rates for the three months ended both June 30, 2007 and 2006 were 28%. Most markets have experienced a substantial increase in resale and new home inventory, and this, combined with declining consumer confidence, decreased housing affordability, increased interest rates, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and reduced net new orders during 2007 compared with 2006. The dollar value of net new orders decreased 22% for both the three and six months ended June 30, 2007, compared with the same periods in 2006. For the quarter ended June 30, 2007, we had 702 active selling communities, which is comparable with the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 14,928 units at June 30, 2007 with a dollar value of $5.2 billion.
     At June 30, 2007 and December 31, 2006, our Homebuilding operations controlled approximately 191,700 and 232,200 lots, respectively. Approximately 146,000 and 158,800 lots were owned, and approximately 42,500 and 63,700 lots were under option agreements approved for purchase at June 30, 2007 and December 31, 2006, respectively. In addition, there were approximately 3,200 and 9,700 lots under option agreements, pending approval, at June 30, 2007 and December 31, 2006, respectively. For the three and six months ended June 30, 2007, we withdrew from contracts for land purchases representing approximately 20,000 lots valued at $768 million and approximately 30,700 lots valued at $1.4 billion, respectively.

Homebuilding Operations – Summary (continued)
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $2.8 billion at June 30, 2007. In addition, the total purchase price related to land under option pending approval was valued at approximately $147.5 million at June 30, 2007. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre-acquisition costs totaling $316.2 million, of which $4 million is unconditionally refundable and $6.5 million is related to deposits that our Homebuilding operations have made in regards to lots optioned from an unconsolidated joint venture in which we have an equity interest. This balance excludes $58.9 million of contingent payment obligations which may or may not become actual obligations of the Company dependent upon the occurrence of specified future events.
Homebuilding Segment Operations
     Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. During the three months ended June 30, 2007, we merged our Rocky Mountain Area with our Nevada Area to form the Mountain West Area. The operating data by segment for the Central and Southwest reportable segments have been reclassified to reflect this change. We conduct our operations in 51 markets, located throughout 26 states, and have presented our reportable Homebuilding segments as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Michigan, Minnesota, Ohio

Central:	Central Area includes the following states:
Kansas, Missouri, Texas

Southwest:	Mountain West and Southwest Areas include the following states:
Arizona, Colorado, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our Homebuilding reporting segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Home sale revenue (settlements) ($000’s omitted):
Northeast	$233,018	$389,832	$396,140	$743,620
Southeast	298,752	298,931	526,833	523,394
Florida	236,707	577,178	529,077	1,082,493
Midwest	175,002	274,255	310,275	502,418
Central	136,237	238,927	298,349	434,423
Southwest	511,397	926,310	1,004,073	1,668,528
California	310,712	599,527	626,360	1,238,918

	$1,901,825	$3,304,960	$3,691,107	$6,193,794

Income (loss) before income taxes ($000’s omitted):
Northeast	(67,609)	$46,733	$(100,533)	$82,416
Southeast	26,616	22,477	40,524	34,352
Florida	(122,388)	132,062	(120,927)	246,272
Midwest	(106,835)	(7,265)	(127,874)	(7,747)
Central	(52,631)	4,124	(78,984)	11,127
Southwest	(102,012)	166,954	(119,390)	311,849
California	(229,952)	72,837	(236,896)	170,085
Unallocated	(148,380)	(57,100)	(207,497)	(89,949)

	$(803,191)	$380,822	$(951,577)	$758,405

Unit settlements:
Northeast	533	819	904	1,535
Southeast	1,024	1,129	1,779	2,004
Florida	859	1,889	1,886	3,518
Midwest	594	917	1,040	1,666
Central	631	1,327	1,361	2,462
Southwest	1,636	2,656	3,135	4,913
California	661	1,142	1,253	2,383

	5,938	9,879	11,358	18,481

Net new orders – units:
Northeast	856	790	1,560	1,518
Southeast	1,018	1,523	2,024	3,096
Florida	1,074	1,112	2,596	2,914
Midwest	895	1,020	1,654	2,231
Central	808	1,433	1,497	2,828
Southwest	2,106	2,627	4,769	5,352
California	775	950	1,931	2,241

	7,532	9,455	16,031	20,180

Unit backlog:
Northeast			1,573	1,576
Southeast			1,953	2,672
Florida			1,922	3,481
Midwest			1,813	1,848
Central			1,304	2,084
Southwest			4,505	5,698
California			1,858	2,157

			14,928	19,516

Homebuilding Segment Operations (continued)

	As of	As of
	June 30, 2007	December 31, 2006
Controlled Lots:
Northeast	18,585	27,524
Southeast	20,376	23,332
Florida	40,308	48,640
Midwest	14,866	18,436
Central	17,303	19,421
Southwest	59,248	69,579
California	20,977	25,291

	191,663	232,223

Northeast:
     During the second quarter of 2007, Northeast home sale revenues decreased 40% compared with the prior year period due to a 35% decrease in unit settlements combined with an 8% decrease in the average selling price. Revenue declines occurred in each market in the Northeast. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $56.9 million of land impairment charges related to 12 communities. There were no impairments in the prior year period. Northeast also wrote off $14.9 million of deposits and pre-acquisition costs ($3.5 million in the prior year period) associated with land transactions we no longer plan to pursue in Maryland and Pennsylvania, resulting in a reduction of approximately 2,200 controlled lots. Net new orders increased 8% due largely to a successful sales promotion near the end of the quarter which also helped the cancellation rate improve slightly to 16% compared with 17% in the prior year period. The number of active communities decreased slightly from the prior year quarter.
     For the six months ended June 30, 2007, Northeast home sale revenues decreased 47% compared with the prior year period due to a 41% decrease in unit settlements combined with a 10% decrease in the average selling price. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $56.9 million of land impairment charges related to 12 communities. There were no significant impairments in the prior year period. Northeast also wrote off $38.2 million of deposits and pre-acquisition costs ($4.2 million in the prior year period) associated with land transactions we no longer plan to pursue in Maryland and Pennsylvania, resulting in a reduction of approximately 8,700 controlled lots. Net new orders increased 3% due largely to a successful sales promotion near the end of the second quarter of 2007.
Southeast:
     Our Southeast segment contributed positively to operating results in both the three and six months ended June 30, 2007 due to strength in local demographic factors and a continued shift in our product mix toward higher price point customers, especially in regards to active adult buyers as large active adult communities were opened in our Charlotte, Raleigh, and Georgia markets at various points during 2006. Home sale revenues were flat compared with the prior year period due to a 9% decrease in unit settlements offset by a 10% increase in the average selling price, primarily in our Georgia and Charlotte markets. Income before income taxes increased 18% compared with the prior year period due primarily to a small increase in gross margins. There were no significant impairments or land-related charges in the second quarter of either 2007 or 2006, though we did decide in the second quarter of 2007 to no longer pursue land transactions consisting of approximately 3,000 lots. Net new orders declined by 33% compared with the prior year period partially due to the prior year period including new orders from the successful openings of our large active adult communities in our Charlotte, Raleigh, and Georgia markets. The cancellation rate increased to 27% compared with 19% in the prior year period, primarily due to the significant reduction in gross new orders. The number of active communities increased slightly from the prior year quarter.
     For the six months ended June 30, 2007, Southeast home sale revenues increased 1% compared with the prior year period due to an 11% decrease in unit settlements combined with a 13% increase in the average selling price. Income before income taxes increased 18% compared with the prior year period due primarily to a small increase in gross margins. There were no significant impairments or land-related charges in either the six months ended June 30, 2007 or 2006, though we did decide in 2007 to no longer pursue land transactions consisting of approximately 3,700 lots. Net new orders declined by 35% compared with the prior year period partially due to the prior year period including new orders from the successful openings of our large active adult communities in our Charlotte, Raleigh, and Georgia markets.

Homebuilding Segment Operations (continued)
Florida:
     Our Florida segment continues to be challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state, including our markets in Fort Myers, Sarasota, and Southeast Florida. During the second quarter of 2007, Florida home sale revenues decreased 59% compared with the prior year period due to a 55% decrease in unit settlements combined with a 10% decrease in the average selling price. Revenue declines occurred in substantially every market in part due to the size and strength of the backlog in Florida at the beginning of 2006 compared with 2007. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $100.1 million in impairments in 23 communities. Florida also recorded $10.4 million in valuation adjustments related to land held for sale and wrote off $10 million of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue, resulting in a reduction of approximately 6,300 lots under control, primarily in Tampa. There were no significant impairments or land-related charges in the prior year period. Net new orders declined by 3% due to the difficult market conditions and a continued high cancellation rate of 26%, which was a reduction from a cancellation rate of 31% in the prior year period. The number of active communities increased moderately from the prior year quarter.
     For the six months ended June 30, 2007, Florida home sale revenues decreased 51% compared with the prior year period due to a 46% decrease in unit settlements combined with a 9% decrease in the average selling price. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $102.5 million in impairments in 26 communities. Florida also recorded $10.4 million in valuation adjustments related to land held for sale and wrote off $9.8 million of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue, resulting in a reduction of approximately 6,300 lots under control, primarily in Tampa. There were no significant impairments or land-related charges in the prior year period. Net new orders declined by 11% due to the difficult market conditions.
Midwest:
     Our Midwest segment continues to face difficult local economic conditions in all of its markets. During the second quarter of 2007, Midwest home sale revenues decreased 36% compared with the prior year period due to a 35% decrease in unit settlements. Average selling prices were flat. The increase in the loss before income taxes was primarily attributable to the reduction in revenues, a moderate decline in gross margin, $96.9 million of impairments in 40 communities throughout the segment, and $2.6 million of write-offs of deposits and pre-acquisition costs, which resulted in a reduction of approximately 500 controlled lots, primarily in Illinois and Michigan. Midwest recorded impairments and land-related charges of $19.7 million in the prior year period. Net new orders declined by 12% due to the difficult market conditions while the cancellation rate increased slightly to 19% compared with 18% in the prior year period. The number of active communities decreased slightly compared with the prior year quarter.
     For the six months ended June 30, 2007, Midwest home sale revenues decreased 38% compared with the prior year period due to a 38% decrease in unit settlements. Average selling prices were flat. The loss before income taxes was primarily attributable to this reduction in revenues combined with a decline in gross margin and $109.2 million in impairments in 44 communities. Midwest also wrote off $7.0 million of deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue, resulting in a reduction of approximately 2,400 controlled lots throughout the Midwest. Impairments and land-related charges totaled $22.2 million in the prior year period. Net new orders declined by 26% due to the difficult market conditions.
Central:
     Home sale revenues for the Central segment decreased 43% during the second quarter of 2007 compared with the prior year period due to a 52% decrease in unit settlements. This lower unit volume was partially offset by a 20% increase in average selling prices. The increase in average selling prices occurred primarily in our Dallas, Houston, and San Antonio markets and reflects a change in community mix toward higher average selling price communities. The loss before income taxes was primarily attributable to the reduction in revenues and $42.6 million of impairments in 11 communities located primarily in Dallas and San Antonio. Central also recorded $3.8 million of net realizable value adjustments on land held for sale and wrote off $900 thousand of deposits and pre-acquisition costs, which resulted in a reduction of approximately 400 controlled lots in Dallas and Austin. Central recorded impairments and land-related charges of $3.8 million in the prior year period. Net new orders declined by 44% due to the difficult market conditions and an increased cancellation rate of 28% compared with a cancellation rate of 26% in the prior year period. The number of active communities decreased significantly compared with the prior year quarter.

Homebuilding Segment Operations (continued)
Central (continued):
     For the six months ended June 30, 2007, Central home sale revenues decreased 31% compared with the prior year period due to a 45% decrease in unit settlements. This lower unit volume was partially offset by a 24% increase in average selling prices. The loss before income taxes was primarily attributable to this reduction in revenues and $68.1 million in impairments in 30 communities. Central also recorded $4 million of net realizable value adjustments on land held for sale and wrote off $900 thousand of deposits and pre-acquisition costs, which resulted in a reduction of approximately 800 controlled lots, primarily in Dallas. Central recorded impairments and land-related charges of $3.9 million in the prior year period. Net new orders declined by 47% due to the difficult market conditions.
Southwest:
     Market conditions in our Southwest segment remain very competitive. During the second quarter of 2007, Southwest home sale revenues decreased 45% compared with the prior year period due to a 38% decrease in unit settlements combined with a 10% decrease in the average selling price. The loss before income taxes was primarily attributable to the reduction in revenues combined with a significant decline in gross margin and $105.3 million in impairments in 23 communities. The largest portion of these impairments was recorded in Las Vegas, though there were also significant impairments recorded in Phoenix and Denver. Southwest also recorded $9.5 million of net realizable value adjustments on land held for sale and wrote off $16.2 million of deposits and pre-acquisition costs, which resulted in a reduction of approximately 4,900 controlled lots in Phoenix. Southwest recorded land-related charges of $23.9 million in the prior year period. Net new orders decreased by 20% due to a sharp decline in net new orders in Las Vegas. The cancellation rate improved slightly to 32% compared with 34% in the prior year period. The number of active communities decreased slightly compared with the prior year quarter.
     For the six months ended June 30, 2007, Southwest home sale revenues decreased 40% compared with the prior year period due to a 36% decrease in unit settlements combined with a 6% decrease in average selling prices. The loss before income taxes was primarily attributable to this decrease in revenues combined with a significant decline in gross margin and $114.8 million in impairments in 26 communities. Southwest also recorded $27.5 million of net realizable value adjustments on land held for sale and wrote off $34.3 million of deposits and pre-acquisition costs, which resulted in a reduction of approximately 5,600 controlled lots, substantially all of which were in Las Vegas and Phoenix. Southwest recorded impairments and land-related charges of $24.3 million in the prior year period. Net new orders declined by 11% due to the difficult market conditions, though they were aided by the opening of a large community in Tucson in the first quarter of 2007.
California:
     Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory, especially in Sacramento, Bay Area, North Inland Empire, and the Coastal market in Southern California. California home sale revenues decreased 48% during the second quarter of 2007 compared with the prior year period due to a 42% decrease in unit settlements combined with a 10% decrease in the average selling price. The loss before income taxes was primarily attributable to the decrease in revenues as well as a significant decline in gross margin. California recorded $159.2 million of impairments in 27 communities, $9.4 million of net realizable value adjustments on land held for sale, and $13.3 million of write-offs relating to deposits and pre-acquisition costs associated with land transactions we no longer plan to pursue, resulting in a reduction of approximately 2,800 controlled lots, primarily in the Bay Area. In addition, California’s results include an impairment of $54.1 million for an unconsolidated joint venture. California recorded land-related charges of $9.2 million in the prior year period. Net new orders declined by 18% due to the difficult market conditions. The cancellation rate essentially remained flat at 40% compared with 39% in the prior year period. The number of active communities was flat with the prior year period.
     For the six months ended June 30, 2007, California home sale revenues decreased 49% compared with the prior year period due to a 47% decrease in unit settlements combined with a 4% decrease in average selling prices. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $166.9 million in impairments in 33 communities. California recorded $9.4 million of net realizable value adjustments on land held for sale and wrote off $19 million of deposits and pre-acquisition costs, which resulted in a reduction of approximately 3,200 controlled lots located primarily in the Bay Area. Also included in California’s results is an impairment of $54.1 million for an unconsolidated joint venture. California recorded land-related charges of $9.9 million in the prior year period. Net new orders declined by 14% due to the difficult market conditions.

Financial Services Operations
     We conduct our Financial Services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net gain from sale of mortgages	$15,310	$22,314	$40,136	$48,818
Mortgage origination and servicing fees	2,518	3,500	5,502	7,212
Interest income	4,775	7,066	11,010	15,067
Title services	3,903	6,826	8,537	12,681
Other revenues	856	761	1,758	1,546

Total Financial Services revenues	27,362	40,467	66,943	85,324
Expenses	(20,886)	(25,536)	(47,316)	(52,776)
Gain on sale of equity investment	—	—	—	31,635
Equity income	92	125	136	217

Income before income taxes	$6,568	$15,056	$19,763	$64,400

Total originations:
Loans	5,300	9,498	10,458	17,589

Principal	$1,176,700	$2,022,600	$2,319,700	$3,766,800

Originations for Pulte customers:
Loans	5,257	9,442	10,379	17,502

Principal	$1,166,500	$2,008,900	$2,303,700	$3,745,400

     Mortgage origination unit volume decreased 44% and 41% while mortgage origination principal volume decreased 42% and 38% for the three and six months ended June 30, 2007, respectively, compared with the same periods in the prior year. The decrease in unit volume is attributable to lower home settlements in 2007 compared with 2006, partially offset by an increase in the capture rates to 92.6% and 92.8% for the three and six months ended June 30, 2007, respectively, compared with 91% and 90.2%, respectively, in the same periods in the prior year. Our capture rate represents loan originations from our Homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our Homebuilding business. The decrease in mortgage origination principal volume resulted from the reduced settlement volume partially offset by a slight increase in the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing nearly 100% of unit production for the three and six months ended June 30, 2007 and 2006.
     During the three and six months ended June 30, 2007, there was a shift away from adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products. ARMs represented 10% of total funded origination dollars and 7% of total funded origination units for the three months ended June 30, 2007, compared with 33% and 26%, respectively, in the prior year period. For the six months ended June 30, 2007, ARMs represented 12% of total funded origination dollars and 9% of total funded origination units compared with 34% and 27%, respectively, in the prior year period. Interest-only mortgages, a type of ARM, represented 74% of funded ARM origination dollars and 77% of funded ARM origination units for the three months ended June 30, 2007, compared with 76% and 80%, respectively, in the prior year period. For the six months ended June 30, 2007, interest-only mortgages represented 78% of funded ARM origination dollars and 79% of funded ARM origination units, compared with 77% and 80% in the prior year period, respectively. Interest-only mortgages represented 7% and 25% of total funded origination dollars for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, interest-only mortgages represented 10% and 26%, respectively, of total funded origination dollars.
     Our customers’ average FICO scores for the three months ended June 30, 2007 and 2006 were 746 and 743, respectively, and 745 and 743 for the six months ended June 30, 2007 and 2006, respectively. Average Combined Loan-to-Value was 82% for both the three months ended June 30, 2007 and 2006 and 83% and 82% for the six months ended June 30, 2007 and 2006, respectively. At June 30, 2007, our loan application backlog decreased to $3.2 billion compared with $4.1 billion at June 30, 2006 due primarily to the lower backlog in our Homebuilding operations.

Financial Services Operations (continued)
     Based on principal dollars, approximately 4% of the loans we originated in the second quarter of 2007 were considered sub-prime loans, which we define as first mortgages with FICO scores below 620. Approximately 16% of second quarter 2007 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 620 or higher. The remaining 80% of second quarter 2007 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 620 or higher. Because we sell our loans monthly on a flow basis and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained in 2007 as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.
     Pre-tax income of our Financial Services operations for the three months ended June 30, 2007 was $6.6 million compared with $15.1 million for the prior year period. This decrease in pre-tax income was primarily due to the decline in mortgage loans originated. For the six months ended June 30, 2007, pre-tax income of our Financial Services operations was $19.8 compared with $64.4 million for the prior year period. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million for the six months ended June 30, 2006. Excluding this gain, pre-tax income decreased significantly for the six months ended June 30, 2007 compared with the same period in the prior year due to the decrease in mortgage loan originations. This decrease was partially offset by a slight increase in average loan size and the shift in product mix toward more profitable loans, including an increased mix of fixed rate and agency loans. For the three and six months ended June 30, 2007, 21% and 23%, respectively, of total origination dollars were from brokered loans, which are less profitable to us, compared with 21% for both periods in the prior year.
     Interest income for the three and six months ended June 30, 2007 was 32% and 27% lower than the prior year periods, respectively, primarily due to the significant decrease in volume offset slightly by an improved loan yield. For the three and six months ended June 30, 2007, revenues from our title operations decreased 43% and 33%, respectively, compared with the prior year periods due primarily to the significant reduction in home settlements. Expenses decreased 18% and 10% for the three and six months ended June 30, 2007, respectively, due to the decrease in volume offset by slightly higher operating expenses and loan loss reserves.
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
     The following table presents other non-operating expenses for the three and six months ended June 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net interest expense (income)	$552	$(1,569)	$(402)	(2,659)
Other expenses, net	9,434	9,722	17,745	20,195

Loss before income taxes	$9,986	$8,153	$17,343	$17,536

     The decrease in other expenses, net is due primarily to reduced incentive compensation resulting from reduced profitability and a $500 thousand gain on the repurchase of outstanding debt.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest expense for the three and six months ended June 30, 2007 includes $41.8 million and $46.8 million, respectively, of capitalized interest related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest in inventory at beginning of period	$247,998	$245,253	$235,596	$229,798
Interest capitalized	60,865	65,100	121,225	121,724
Interest expensed	(96,422)	(55,899)	(144,380)	(97,068)

Interest in inventory at end of period	$212,441	$254,454	$212,441	$254,454

Interest incurred *	$61,803	$66,984	$123,153	$125,466

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.
Income Taxes
     Our income tax liability and related effective tax rate are affected by a number of factors. Income taxes were provided at an effective tax rate of 37.1% during the three months ended both June 30, 2007 and 2006 and 37.5% and 37.1% for the six months ended June 30, 2007 and 2006, respectively. The increase in the effective tax rate resulted primarily from the adoption of FASB Interpretation No. 48 (FIN 48) and a change in the overall state tax rate associated with the geographical mix of income and certain other tax matters.
Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions deteriorate or if the current difficult market conditions extend beyond our expectations.

Liquidity and Capital Resources (continued)
     At June 30, 2007, we had cash and equivalents of $74.7 million and borrowings of $173 million outstanding under our unsecured revolving credit facility. We also had $3.5 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $19.1 million. Sources of our working capital include our cash and equivalents, our $1.86 billion committed unsecured revolving credit facility and Pulte Mortgage’s $805 million committed credit arrangements.
     Our debt-to-total capitalization ratio, excluding our collateralized debt, was approximately 37.9% at June 30, 2007, and approximately 37.5% net of cash and equivalents.
     We repurchased $61.2 million of our 4.875% senior notes due 2009 during the three months ended June 30, 2007. These repurchases resulted in a net gain of $500 thousand, which is included in our Consolidated Statements of Operations within Other non-operating, net expenses.
     On June 29, 2007, we amended our unsecured revolving credit facility, decreasing the borrowing availability from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. Under the terms of the credit facility, we have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains certain restrictive covenants, the most restrictive of which requires that we not exceed a debt-to-total capitalization ratio of 55%. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for us, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility increases in increments ranging from 0.125% to 0.375%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At June 30, 2007, Pulte Mortgage had committed credit arrangements of $805 million comprised of a $405 million bank revolving credit facility and a $400 million asset-backed commercial paper program. The credit agreements require Pulte Mortgage to maintain a consolidated tangible net worth of at least the higher of $50 million or eighty-five percent of the average month-end tangible net worth of the preceding calendar year ($52.6 million for 2007) and restricts funded debt to 15 times tangible net worth. At June 30, 2007, Pulte Mortgage had $333.1 million outstanding under its committed credit arrangements.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million though there were no repurchases under these programs during the six months ended June 30, 2007. We had remaining authorization to purchase common stock aggregating $102.3 million at June 30, 2007.
     Our net cash provided by operating activities for the six months ended June 30, 2007 was $7.2 million, compared with net cash used in operating activities of $1.1 billion for the six months ended June 30, 2006. For the six months ended June 30, 2007, we focused on right-sizing our land and house inventory to better match current market conditions, as we invested approximately $1.6 billion less in inventory compared with the same period in 2006. Cash flows were also affected by a net loss incurred for the six months ended June 30, 2007 compared with net income incurred for the same period in the prior year. We also incurred significant write-downs of land and deposits and pre-acquisition costs in the six months ended June 30, 2007. Deferred income taxes and income taxes payable changed as a result of the net loss recorded during the six months ended June 30, 2007.
     Cash used in investing activities was $93.6 million for the six months ended June 30, 2007, compared with $59.8 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, we made $95 million of capital contributions to, and received $28.8 million in capital distributions from, our unconsolidated joint ventures. We also funded $32.6 million in capital expenditures. During the six months ended June 30, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company. Also, we made $20.7 million of capital contributions to and received $31.3 million in capital distributions from our unconsolidated joint ventures for the six months ended June 30, 2006. Further, we funded approximately $54.4 million in capital expenditures.

Liquidity and Capital Resources (continued)
     Net cash used in financing activities totaled $390.2 million for the six months ended June 30, 2007, compared with $216.1 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, repayments under Financial Services credit arrangements were $481.6 million while repayments under other borrowings were $65 million, including the repurchase of $61.2 million of our 4.875% senior notes due 2009. We also had net borrowings of $173 million under our revolving credit facility for the six months ended June 30, 2007. Additionally, we expended $5.1 million related to shares surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and paid $20.5 million in dividends for the six months ended June 30, 2007. For the six months ended June 30, 2006, repayments under Financial Services credit arrangements were $416 million while repayments under other borrowings were $17.5 million. We had net borrowings of $614.5 million under our unsecured revolving credit facility and issued $150 million of senior notes for the six months ended June 30, 2006. Additionally, we expended $97.3 million for stock repurchases, $2.3 million related to shares surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and paid $20.5 million in dividends for the six months ended June 30, 2006.
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
Off-Balance Sheet Arrangements
     At June 30, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $793 million and $935.9 million, respectively. At June 30, 2007 and December 31, 2006, our proportionate share of joint venture debt was approximately $235.4 million and $312.8 million, respectively. We provided limited recourse guarantees for $226.3 million and $304.1 million of joint venture debt at June 30, 2007 and December 31, 2006, respectively. Accordingly, we may be liable, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be liable, unless a joint venture was unable to perform its contractual borrowing obligations.
     If additional capital infusions are required and approved by our unconsolidated joint ventures (or required by the limited recourse financing guarantees discussed above), we would have to contribute our pro rata portion of those capital needs in order not to dilute our ownership in the joint ventures.
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2007 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. The following table sets forth, as of June 30, 2007, our principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values for our long-term debt obligations ($000’s omitted):

	As of June 30, 2007 for the
	years ended December 31,
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Fixed interest rate debt:
Senior notes	$—	$—	$338,812	$—	$698,563	$2,450,000	$3,487,375	$3,349,243
Average interest rate	—	—	4.88%	—	7.95%	6.24%	6.45%

Limited recourse collateralized financing	$923	$4,043	$11,453	$1,833	$853	$—	$19,105	$19,105
Average interest rate	5.49%	1.90%	.87%	8.27%	7.25%	—	2.31%
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2007.
     There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
The following is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 as supplemented by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007:
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
     As a result of the changing market conditions in the homebuilding industry which occurred during 2006 and 2007, our land inventories and communities under development demonstrated impairment indicators which were evaluated for potential impairment. Consequently, we incurred total land-related charges of $881.5 million during the six months ended June 30, 2007, of which $749.4 million were incurred in the second quarter of 2007. These charges result from the write-off of deposit and pre-acquisition costs related to land transactions we no longer plan to pursue ($109.7 million through June 30, 2007), net realizable valuation adjustments related to land positions sold or held for sale ($52.3 million through June 30, 2007), impairments on land assets related to communities under development or to be developed in the future ($665.5 million through June 30, 2007), and an impairment of our investment in an unconsolidated joint venture ($54.1 million through June 30, 2007). It is possible that the estimated cash flows from these projects may change and could result in a future need to record additional valuation or net realizable adjustments. Additionally, if conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)
April 1, 2007 through April 30, 2007	—	—	—	$102,342	(1)

May 1, 2007 through May 31, 2007	—	—	—	$102,342	(1)

June 1, 2007 through June 30, 2007	13,424	$26.07	—	$102,342	(1)

Total	13,424	$26.07

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During June 2007, 13,424 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 10, 2007. The following matters were considered and acted upon, with the results indicated below.

	Shares	Shares
	Voted For	Withheld
Election of Directors -

William J. Pulte	189,903,167	43,608,803
Richard J. Dugas, Jr.	189,986,895	43,525,075
David N. McCammon	178,517,518	54,994,452
Francis J. Sehn	189,532,959	43,979,011
The following directors have terms of office that will expire in 2008 or 2009 and accordingly, were not up for election at our Annual Meeting of Shareholders held on May 10, 2007:

2008	2009
D. Kent Anderson	Debra J. Kelly-Ennis
John J. Shea	Bernard W. Reznicek
William B. Smith	Alan E. Schwartz
Brian P. Anderson
Patrick J. O’Leary

	For	Against	Abstaining	Non-Votes
To ratify the appointment of Ernst & Young LLP.	229,194,951	3,247,658	1,069,361	0

A shareholder proposal requesting the election of directors by a majority, rather than a plurality, vote.	99,848,516	110,982,190	1,334,389	21,346,875

A shareholder proposal requesting the declassification of the Board of Directors.	128,947,539	81,500,088	1,717,468	21,346,875

A shareholder proposal requesting the formation of a Majority Vote Shareholder Committee.	46,763,180	162,233,550	3,168,365	21,346,875

A shareholder proposal regarding the use of performance-based options.	94,488,435	116,292,118	1,384,542	21,346,875

Item 6. Exhibits
Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of the Company issued pursuant to supplements to the indenture filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which supplements have also been filed with the SEC as exhibits to various Company registration statements or to reports incorporated by reference in such registration statements and (b) other long-term debt of the Company. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10(a)	Third Amended and Restated Credit Agreement dated June 20, 2007 (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated July 3, 2007)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: August 8, 2007