Form 10-Q
period 2007-09-30
PULTE HOMES INC/MI/
filed 2007-11-07
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of October 31, 2007: 256,028,800

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note)

ASSETS

Cash and equivalents	$101,786	$551,292
Unfunded settlements	44,967	72,597
House and land inventory	8,130,891	9,374,335
Land held for sale	372,245	465,823
Land, not owned, under option agreements	31,739	43,609
Residential mortgage loans available-for-sale	337,941	871,350
Investments in unconsolidated entities	152,557	150,685
Goodwill	40,068	375,677
Intangible assets, net	112,767	118,954
Other assets	905,287	982,034
Deferred income tax assets	702,206	170,518

	$10,932,454	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $210,448 and $280,329 in 2007 and 2006, respectively	$560,904	$576,321
Customer deposits	215,081	200,478
Accrued and other liabilities	1,050,618	1,403,793
Unsecured short-term borrowings	25,000	—
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	286,080	814,707
Income taxes	128,040	66,267
Senior notes	3,477,882	3,537,947

Total liabilities	5,743,605	6,599,513

Shareholders’ equity	5,188,849	6,577,361

	$10,932,454	$13,176,874

Note: The condensed consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Homebuilding	$2,438,556	$3,513,776	$6,261,962	$9,746,583
Financial services	32,743	49,609	99,686	134,933
Other non-operating	499	574	2,829	3,986

Total revenues	2,471,798	3,563,959	6,364,477	9,885,502

Expenses:
Homebuilding, principally cost of sales	3,485,540	3,229,304	8,204,260	8,703,585
Financial services	19,967	28,528	67,283	81,304
Other non-operating, net	8,629	12,494	28,302	33,442

Total expenses	3,514,136	3,270,326	8,299,845	8,818,331

Other income:
Gain on sale of equity investment	—	—	—	31,635
Equity income (loss)	(51,575)	1,881	(107,702)	1,977

Income (loss) from continuing operations before income taxes	(1,093,913)	295,514	(2,043,070)	1,100,783

Income taxes (benefit)	(306,042)	104,064	(661,976)	402,836

Income (loss) from continuing operations	(787,871)	191,450	(1,381,094)	697,947

Loss from discontinued operations	—	(1,231)	—	(2,064)

Net income (loss)	$(787,871)	$190,219	$(1,381,094)	$695,883

Per share data:
Basic:
Income (loss) from continuing operations	$(3.12)	$0.76	$(5.48)	$2.76
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(3.12)	$0.76	$(5.48)	$2.76

Assuming dilution:
Income (loss) from continuing operations	$(3.12)	$0.74	$(5.48)	$2.70
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(3.12)	$0.74	$(5.48)	$2.69

Cash dividends declared	$0.04	$0.04	$0.12	$0.12

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,264	251,287	252,093	252,521
Assuming dilution:
Effect of dilutive securities	—	5,928	—	6,432

Adjusted weighted-average common shares and effect of dilutive securities	252,264	257,215	252,093	258,953

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted, except per share data)
(Unaudited)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained
	Stock	Capital	(Loss)	Earnings	Total

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	5	5,875	—	—	5,880
Tax benefit from stock option exercises and restricted stock vesting	—	2,997	—	—	2,997
Restricted stock awards	3	(3)	—	—	—
Cash dividends declared — $0.12 per share		—	—	(30,712)	(30,712)
Stock repurchases	(2)	(780)	—	(4,443)	(5,225)
Stock-based compensation	—	52,031	—	—	52,031
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,381,094)	(1,381,094)
Change in fair value of derivatives	—	—	(906)	—	(906)
Foreign currency translation adjustments	—	—	(129)	—	(129)

Total comprehensive income (loss)					(1,382,129)

Shareholders’ Equity, September 30, 2007	$2,559	$1,344,807	$(4,021)	$3,845,504	$5,188,849

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$(5,496)	$4,751,120	$5,957,342
Stock option exercises	4	4,820	—	—	4,824
Tax benefit from stock option exercises and restricted stock vesting	—	4,154	—	—	4,154
Restricted stock awards	7	(7)	—	—	—
Cash dividends declared — $0.12 per share		—	—	(30,689)	(30,689)
Stock repurchases	(35)	(17,239)	—	(102,222)	(119,496)
Stock-based compensation	—	54,091	—	—	54,091
Comprehensive income (loss):
Net income	—	—	—	695,883	695,883
Change in fair value of derivatives	—	—	(41)	—	(41)
Foreign currency translation adjustments	—	—	1,406	—	1,406

Total comprehensive income					697,248

Shareholders’ Equity, September 30, 2006	$2,546	$1,254,967	$(4,131)	$5,314,092	$6,567,474

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,381,094)	$695,883
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and other related costs	1,618,350	155,030
Goodwill impairments	335,609	—
Gain on sale of equity investments	—	(31,635)
Amortization and depreciation	64,109	58,509
Stock-based compensation expense	52,031	54,091
Deferred income taxes	(523,137)	(27,113)
Equity loss (income) from unconsolidated entities	107,702	(1,977)
Distributions of earnings from unconsolidated entities	4,291	6,356
Other, net	3,676	1,975
Increase (decrease) in cash due to:
Inventories	(300,184)	(2,348,001)
Residential mortgage loans available-for-sale	533,409	459,334
Other assets	30,504	54,173
Accounts payable, accrued and other liabilities	(242,466)	(165,286)
Income taxes	21,868	(178,048)

Net cash provided by (used in) operating activities	324,668	(1,266,709)

Cash flows from investing activities:
Distributions from unconsolidated entities	29,071	37,461
Investments in unconsolidated entities	(155,606)	(53,046)
Investments in subsidiaries, net of cash acquired	—	(65,779)
Proceeds from sale of equity investments	—	49,216
Proceeds from sale of fixed assets	9,685	6,949
Capital expenditures	(54,395)	(78,447)

Net cash used in investing activities	(171,245)	(103,646)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(528,627)	(359,155)
Net borrowings under revolving credit facility	25,000	754,300
Proceeds from other borrowings	—	210,040
Repayment of other borrowings	(72,082)	—
Excess tax benefits from share-based awards	2,997	2,671
Issuance of common stock	5,880	4,824
Stock repurchases	(5,225)	(119,496)
Dividends paid	(30,712)	(30,689)

Net cash provided by (used in) financing activities	(602,769)	462,495

Effect of exchange rate changes on cash and equivalents	(160)	225

Net decrease in cash and equivalents	(449,506)	(907,635)
Cash and equivalents at beginning of period	551,292	1,002,268

Cash and equivalents at end of period	$101,786	$94,633

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest, net of amounts capitalized	$33,418	$36,310

Income taxes	$7,441	$597,854

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies

Basis of presentation
     The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation and other subsidiaries that are engaged in the homebuilding business. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
Reclassification
     Certain prior period amounts have been reclassified to conform to the current year presentation.
Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. The calculation of diluted earnings per share excludes 21,079,044 and 21,369,728 stock options and shares of restricted stock for the three and nine months ended September 30, 2007, respectively, and 2,483,462 and 2,418,287 stock options and shares of restricted stock for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the period.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Land valuation adjustments and write-offs

Impairment of long-lived assets
     In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS No. 144), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions that arose during 2006 have persisted into 2007 and resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates during the nine months ended September 30, 2007. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS No. 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying amount. The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
     The Company recorded valuation adjustments of $615.9 million (related to 169 communities) and $48.4 million (related to 27 communities) for the three months ended September 30, 2007 and 2006, respectively, and $1.3 billion (related to 283 communities) and $57.8 million (related to 30 communities) for the nine months ended September 30, 2007 and 2006, respectively, to reduce the carrying value of the impaired assets to their estimated fair value. The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense. For the three months ended September 30, 2007, the Company performed detailed impairment calculations for 245 communities resulting in impairments for 169 communities. The discount rate used in the Company’s determination of fair value for these 169 communities ranged from 8% to 18% with an aggregate average of 11%, and the remaining carrying value of such communities totaled $822.4 million at September 30, 2007. These 169 communities included 33 of its long-lived active adult communities as well as 60 communities for which impairments were also recorded in prior periods. In the event that market conditions or the Company’s operations deteriorate in the future or the current difficult market conditions extend beyond its expectations, additional impairments may be necessary in the future.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Land valuation adjustments and write-offs (continued)

Net realizable value adjustments — land held for sale
     In accordance with SFAS No. 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less cost to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense. The Company recognized net realizable valuation adjustments to land held for sale of $80.5 million and $6.7 million for the three months ended September 30, 2007 and 2006, respectively, and $132.8 million and $28.8 million for the nine months ended September 30, 2007 and 2006, respectively.
Write-off of deposits and other related costs
     From time to time, the Company writes off certain deposits and other costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off deposits and other related costs in the amount of $94.6 million and $32.6 million for the three months ended September 30, 2007 and 2006, respectively, and $204.2 million and $68.5 million for the nine months ended September 30, 2007 and 2006, respectively. The Company records these write-offs of deposits and other related costs for land option contracts the Company no longer plans to pursue in its Consolidated Statements of Operations within Homebuilding expense.
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
     In applying the provisions of FIN 46, the Company evaluated all of its land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At September 30, 2007 and December 31, 2006, the Company classified $31.7 million and $43.6 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $3.3 million and $6 million, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at September 30, 2007 and December 31, 2006 had a total purchase price of $2.2 billion and $4.3 billion, respectively. In connection with these agreements, the Company had refundable and non-refundable deposits and other related costs of $244 million and $363.5 million, which were included in other assets at September 30, 2007 and December 31, 2006, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Goodwill impairments
     Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, was recorded in prior years in connection with various acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company tests goodwill for potential impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Due to a significant deterioration in market conditions, a continuation of significant impairments and land-related charges, and a steep decline in the market price of the Company’s common stock to a level significantly below its book value, the Company performed a detailed evaluation of goodwill as of September 30, 2007.
     Management evaluated the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value was determined based on discounted future cash flows. These cash flows are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of its geographical markets, and the Company’s strategic plans within each of its markets. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. Additionally, future changes in any of these factors could result in future impairments of the remaining goodwill.
     The evaluation as of September 30, 2007 resulted in an impairment charge of $335.6 million related to the following reportable segments ($000’s omitted):

	Balance at		Balance at
	December 31,		September 30,
	2006	Impairments	2007

Northeast	$2,729	$(2,729)	$—
Southeast	4,954	—	4,954
Florida	34,414	—	34,414
Midwest	18,316	(18,316)	—
Central	4,493	(4,493)	—
Southwest	218,966	(218,966)	—
California	91,105	(91,105)	—
Financial Services	700	—	700

Total goodwill	$375,677	$(335,609)	$40,068

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)

Restructuring
     In response to the challenging operating environment that continues to exist, the Company initiated a restructuring plan during the second quarter of 2007 designed to reduce ongoing overhead costs and improve operating efficiencies. The restructuring includes the closure of selected divisional offices, the disposal of related property and equipment, and a reduction in the Company’s workforce of approximately 1,700 employees. Included below is a summary of charges incurred related to the restructuring ($000’s omitted):

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Employee severance benefits	$769	$32,193
Asset impairments	5,206	8,708
Lease terminations and other exit costs	1,913	6,131

	$7,888	$47,032

     Substantially all of these costs have been included in the Consolidated Statements of Operations within Homebuilding expense. The Company expects to incur up to $50 million in total costs related to this restructuring plan, of which approximately $40 million will be cash expenditures. The majority of these cash expenditures relate to employee severance benefits and will be incurred during 2007. The remaining cash expenditures will be incurred over the remaining terms of the affected office leases, some of which continue through 2014. The restructuring costs relate to each of its reportable segments and are not material to any one segment.
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
     Changes to the Company’s allowance for warranties are as follows ($000’s omitted):

	Nine Months Ended
	September 30,
	2007	2006

Allowance for warranties at beginning of period	$117,259	$112,297
Warranty reserves provided	52,093	113,419
Payments and other adjustments	(74,088)	(125,238)

Allowance for warranties at end of period	$95,264	$100,478

Insurance
     The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers compensation and other business insurance. These insurance policies protect the Company against a portion of the risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through its captive insurance subsidiaries, the Company reserves for costs to cover its self-insured and deductible amounts, including any costs of claims and lawsuits, under those policies based on an analysis of its historical claims, which includes an estimate of claims incurred but not yet reported. The Company experienced net increases in insurance-related expenses of $23.2 million and $63.2 million for the three and nine months ended September 30, 2007, respectively, primarily due to the development of general liability product claims.

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
     The Company has determined that its Homebuilding operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. During the three months ended September 30, 2007, the Company moved its Kansas City market from the Central to the Great Lakes Area. The operating data by segment for the Central and Midwest reportable segments have been reclassified to reflect this change. Accordingly, the Company’s reportable Homebuilding segments are as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Central Area includes the following state:
Texas

Southwest:	Mountain West and Southwest Areas include the following states:
Arizona, Colorado, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment.
     The Company also has one reportable segment for its Financial Services operations, which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries. The Company’s Financial Services segment operates generally in the same markets as the Company’s Homebuilding segments.
     Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the homebuilding operations, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales and certain selling, general and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to its Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with its mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment.
     Each reportable segment follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements in the Company’s 2006 Annual Report on Form 10-K.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Northeast	$325,691	$434,050	$722,581	$1,179,211
Southeast	298,466	290,755	826,733	814,419
Florida	275,538	548,358	877,646	1,631,411
Midwest	299,967	412,396	627,332	955,352
Central	164,002	238,206	472,857	664,812
Southwest	711,596	1,002,337	1,744,976	2,672,582
California	363,296	587,674	989,837	1,828,796
Financial Services	32,743	49,609	99,686	134,933

Total segment revenues	2,471,299	3,563,385	6,361,648	9,881,516

Corporate and unallocated (a)	499	574	2,829	3,986

Consolidated revenues	$2,471,798	$3,563,959	$6,364,477	$9,885,502

Income (loss) from continuing operations before income taxes:
Northeast	$(24,343)	$30,176	$(124,876)	$112,592
Southeast	11,000	21,693	51,524	56,045
Florida	(149,939)	105,594	(270,866)	351,866
Midwest	(24,419)	(2,604)	(172,202)	(15,087)
Central	(41,542)	3,156	(100,617)	19,019
Southwest	(227,077)	193,388	(346,467)	505,237
California	(178,341)	33,007	(415,237)	203,092

Financial Services (b)	12,896	21,377	32,659	85,777

Total segment income (loss) before income taxes	(621,765)	405,787	(1,346,082)	1,318,541

Corporate and unallocated (c)	(472,148)	(110,273)	(696,988)	(217,758)

Consolidated income (loss) from continuing operations before income taxes (d)	$(1,093,913)	$295,514	$(2,043,070)	$1,100,783

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income before income taxes includes interest expense of $4.2 million and $6.7 million for the three months ended September 30, 2007 and 2006, respectively, and $12.5 million and $16.8 million for the nine months ended September 30, 2007 and 2006, respectively. Financial Services income before income taxes includes interest income of $5.4 million and $9.1 million for the three months ended September 30, 2007 and 2006, respectively, and $16.4 million and $24.2 million for the nine months ended September 30, 2007 and 2006, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest (including write-offs of capitalized interest related to land and community valuation adjustments) of $98.5 million and $242.6 million for the three and nine months ended September 30, 2007, respectively, and $65.2 million and $162.3 million for the three and nine months ended September 30, 2006, respectively, and goodwill impairments of $335.6 million for the three and nine months ended September 30, 2007, and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated income (loss) before income taxes includes selling, general and administrative expenses of $260.2 million and $311.7 million for the three months ended September 30, 2007 and 2006, respectively, and $894.4 million and $924.7 million for the nine months ended September 30, 2007 and 2006, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Land and community valuation adjustments:
Northeast	$26,547	$9,998	$83,451	$9,998
Southeast	14,768	—	15,021	—
Florida	104,777	1,025	207,276	1,025
Midwest	32,598	15,772	158,594	25,150
Central	36,646	2,504	87,931	2,504
Southwest	187,924	1,012	302,676	1,012
California	169,193	18,085	336,137	18,085
Corporate and unallocated (a)	43,478	—	90,296	—

Total valuation adjustments	$615,931	$48,396	$1,281,382	$57,774

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$14,428	$3,204	$14,428	$3,204
Southeast	1,056	—	2,126	—
Florida	10,666	—	21,019	—
Midwest	11,032	—	11,032	5,660
Central	5,483	3,309	9,505	4,574
Southwest	35,702	—	63,161	15,125
California	2,112	207	11,480	207
Corporate and unallocated	—	—	—	—

Total NRV adjustments — land held for sale	$80,479	$6,720	$132,751	$28,770

Write-off of deposits and other related costs (b):
Northeast	$7,422	$11,849	$45,595	$16,053
Southeast	426	204	940	1,655
Florida	36,875	6,191	46,714	7,521
Midwest	894	7,714	7,873	16,369
Central	11	575	903	1,713
Southwest	25,770	3,613	60,085	12,806
California	23,152	4,498	42,107	14,350
Corporate and unallocated	—	(2,054)	—	(1,981)

Total write-off of deposits and pre-acquisition costs	$94,550	$32,590	$204,217	$68,486

The Company also recorded impairments for its investments in unconsolidated joint ventures totaling $51.1 million (relating to Southwest) and $105.2 million (of which $54.1 million was in California) in the three and nine months ended September 30, 2007, respectively.

(a)	Corporate and unallocated includes $43.5 million and $90.3 million of write-offs of capitalized interest related to land and community valuation adjustments recorded during the three and nine months ended September 30, 2007.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Segment information (continued)
     Total assets and inventory by reportable segment are as follows ($000’s omitted):

	Assets	Inventory
As of September 30, 2007:
Northeast	$1,444,758	$1,229,091
Southeast	775,109	670,746
Florida	1,408,030	1,124,926
Midwest	725,750	677,858
Central	478,889	404,429
Southwest	2,753,282	2,497,641
California	1,521,656	1,356,537
Financial Services	398,218	—

Total segment	9,505,692	7,961,228
Corporate and unallocated (a)	1,426,762	169,663

Consolidated	$10,932,454	$8,130,891

As of December 31, 2006:
Northeast	$1,530,238	$1,167,454
Southeast	734,001	640,199
Florida	1,742,839	1,464,691
Midwest	950,656	880,450
Central	651,925	536,353
Southwest	3,100,927	2,691,505
California	1,953,240	1,761,000
Financial Services	951,206	—

Total segment	11,615,032	9,141,652
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; and other corporate items that are not allocated to the operating segments.
3. Inventory
     Major components of the Company’s inventory are as follows ($000’s omitted):

	September 30,	December 31,
	2007	2006
Homes under construction	$3,035,112	$2,606,613
Land under development	3,881,831	5,478,244
Land held for future development	1,213,948	1,289,478

Total	$8,130,891	$9,374,335

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
     At September 30, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $700.5 million and $935.9 million, respectively. At September 30, 2007 and December 31, 2006, the Company’s proportionate share of its joint venture debt was approximately $185.9 million and $312.8 million, respectively. The Company provided limited recourse guarantees for $176.6 million and $304.1 million of joint venture debt at September 30, 2007 and December 31, 2006, respectively. Accordingly, the Company may be responsible, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, the Company would not be responsible unless a joint venture was unable to perform its contractual borrowing obligations.
     For the nine months ended September 30, 2007, the Company made additional capital contributions totaling $155.6 million to fund the cash requirements of existing joint ventures and received capital and earnings distributions totaling $33.4 million from existing joint ventures. At September 30, 2007 and December 31, 2006, the Company had $152.6 million and $150.7 million, respectively, invested in these joint ventures. These investments are included in the assets of the Company’s Homebuilding segments and are accounted for primarily under the equity method.
5. Acquisitions and divestitures
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of approximately $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of approximately $31.6 million for the nine months ended September 30, 2006.
6. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the nine months ended September 30, 2007. The Company had remaining authorization to purchase $102.3 million of common stock at September 30, 2007.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustments:
Mexico	$(445)	$(316)
Fair value of derivatives, net of income taxes of $2,192 in 2007 and $1,637 in 2006	(3,576)	(2,670)

	$(4,021)	$(2,986)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Income Taxes
     The Company’s effective income tax rate for the three and nine months ended September 30, 2007 was 28% and 32.4%, respectively, compared with an effective tax rate of 35.2% and 36.6% in the corresponding prior year periods. The effective tax rates during 2007 were lower than in the prior year primarily due to the majority of the recorded goodwill impairment being non-deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate would have been 37.3% for the nine months ended September 30, 2007.
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
8. Debt and Other Financing Arrangements
     The Company repurchased $61.2 million of its 4.875% senior notes due 2009 during the nine months ended September 30, 2007. These repurchases resulted in a net gain of approximately $500 thousand which is included in the Consolidated Statements of Operations within Other non-operating, net expenses.
     On June 29, 2007, the Company amended its unsecured revolving credit facility, decreasing the borrowing availability from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. Under the terms of the credit facility, the Company has the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains certain financial covenants. The Company is required to not exceed a debt-to-total capitalization ratio of 55%, and it is also required to meet a tangible net worth minimum each quarter. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for the Company, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility increases in increments ranging from 0.125% to 0.375%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion.
     Pulte Mortgage reduced the amount of capacity available under its asset-backed commercial paper program from $550 million to $400 million effective June 1, 2007 as permitted by its existing agreement. Subsequently, Pulte Mortgage reduced the amount of capacity available under its asset-backed commercial paper program in September 2007 from $400 million to $300 million due to unfavorable changes in the asset-backed commercial paper market. Due to reduced origination volume, the Company does not anticipate needing any additional capacity in the near term.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.	Supplemental Guarantor information
     At September 30, 2007, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $339 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.	Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
September 30, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
ASSETS
Cash and equivalents	$—	$49,088	$52,698	$—	$101,786
Unfunded settlements	—	48,283	(3,316)	—	44,967
House and land inventory	—	8,120,690	10,201	—	8,130,891
Land held for sale	—	372,245	—	—	372,245
Land, not owned, under option agreements	—	31,739	—	—	31,739
Residential mortgage loans available-for-sale	—	—	337,941	—	337,941
Investments in unconsolidated entities	1,448	138,202	12,907	—	152,557
Goodwill	—	39,368	700	—	40,068
Intangible assets, net	—	112,767	—	—	112,767
Other assets	213,227	626,584	65,476	—	905,287
Deferred income tax assets	684,662	356	17,188	—	702,206
Investment in subsidiaries	9,068,430	80,682	6,414,408	(15,563,520)	—

	$9,967,767	$9,620,004	$6,908,203	$(15,563,520)	$10,932,454

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$135,562	$1,363,973	$327,068	$—	$1,826,603
Unsecured short-term borrowings	25,000	—	—	—	25,000
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	286,080	—	286,080
Income taxes	128,040	—	—	—	128,040
Senior notes	3,477,882	—	—	—	3,477,882
Advances (receivable) payable — subsidiaries	1,012,434	(853,936)	(158,498)	—	—

Total liabilities	4,778,918	510,037	454,650	—	5,743,605
Total shareholders’ equity	5,188,849	9,109,967	6,453,553	(15,563,520)	5,188,849

	$9,967,767	$9,620,004	$6,908,203	$(15,563,520)	$10,932,454

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9.	Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
ASSETS
Cash and equivalents	$—	$318,309	$232,983	$—	$551,292
Unfunded settlements	—	68,757	3,840	—	72,597
House and land inventory	—	9,363,933	10,402	—	9,374,335
Land held for sale	—	465,823	—	—	465,823
Land, not owned, under option agreements	—	43,609	—	—	43,609
Residential mortgage loans available-for-sale	—	—	871,350	—	871,350
Investments in unconsolidated entities	1,448	133,195	16,042	—	150,685
Goodwill	—	374,977	700	—	375,677
Intangible assets, net	—	118,954	—	—	118,954
Other assets	46,490	814,136	121,408	—	982,034
Deferred income tax assets	155,178	65	15,275	—	170,518
Investment in subsidiaries	10,198,353	85,444	7,159,877	(17,443,674)	—

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$178,687	$1,692,037	$309,868	$—	$2,180,592
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	814,707	—	814,707
Income taxes	66,267	—	—	—	66,267
Senior notes	3,537,947	—	—	—	3,537,947
Advances (receivable) payable — subsidiaries	41,207	(144,645)	103,438	—	—

Total liabilities	3,824,108	1,547,392	1,228,013	—	6,599,513
Total shareholders’ equity	6,577,361	10,239,810	7,203,864	(17,443,674)	6,577,361

	$10,401,469	$11,787,202	$8,431,877	$(17,443,674)	$13,176,874

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,438,556	$—	$—	$2,438,556
Financial services	—	5,679	27,064	—	32,743
Other non-operating	3	37	459	—	499

Total revenues	3	2,444,272	27,523	—	2,471,798

Expenses:
Homebuilding:
Cost of sales	—	2,810,553	—	—	2,810,553
Selling, general and administrative and other expense	7,238	650,064	17,685	—	674,987
Financial Services, principally interest	733	1,950	17,284	—	19,967
Other non-operating expenses, net	22,882	(8,451)	(5,802)	—	8,629
Intercompany interest	48,871	(48,871)	—	—	—

Total expenses	79,724	3,405,245	29,167	—	3,514,136

Other Income:
Equity income (loss)	—	(51,536)	(39)	—	(51,575)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(79,721)	(1,012,509)	(1,683)		(1,093,913)
Income taxes (benefit)	(19,238)	(286,712)	(92)	—	(306,042)

Income (loss) before equity in income (loss) of subsidiaries	(60,483)	(725,797)	(1,591)	—	(787,871)
Equity in income (loss) of subsidiaries	(727,388)	6,054	(412,470)	1,133,804	—

Net income (loss)	$(787,871)	$(719,743)	$(414,061)	$1,133,804	$(787,871)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$6,261,962	$—	$—	$6,261,962
Financial services	—	14,216	85,470	—	99,686
Other non-operating	10	1,102	1,717	—	2,829

Total revenues	10	6,277,280	87,187	—	6,364,477

Expenses:
Homebuilding:
Cost of sales	—	6,834,885	—	—	6,834,885
Selling, general and administrative and other expense	25,037	1,289,162	55,176	—	1,369,375
Financial Services, principally interest	2,074	6,046	59,163	—	67,283
Other non-operating expenses, net	66,969	(24,513)	(14,154)	—	28,302
Intercompany interest	113,594	(113,594)	—	—	—

Total expenses	207,674	7,991,986	100,185	—	8,299,845

Other Income:
Equity income (loss)	—	(107,740)	38	—	(107,702)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(207,664)	(1,822,446)	(12,960)	—	(2,043,070)
Income taxes (benefit)	(68,245)	(590,709)	(3,022)	—	(661,976)

Income (loss) before equity in income (loss) of subsidiaries	(139,419)	(1,231,737)	(9,938)	—	(1,381,094)
Equity in income (loss) of subsidiaries	(1,241,675)	16,130	(820,083)	2,045,628	—

Net income (loss)	$(1,381,094)	$(1,215,607)	$(830,021)	$2,045,628	$(1,381,094)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,513,776	$—	$—	$3,513,776
Financial services	—	7,599	42,010	—	49,609
Other non-operating	258	68	248	—	574

Total revenues	258	3,521,443	42,258	—	3,563,959

Expenses:
Homebuilding:
Cost of sales	—	2,918,690	—	—	2,918,690
Selling, general and administrative and other expense	8,218	307,744	(5,348)	—	310,614
Financial Services, principally interest	767	2,463	25,298	—	28,528
Other non-operating expenses, net	26,019	(9,561)	(3,964)	—	12,494
Intercompany interest	5,504	(5,504)	—	—	—

Total expenses	40,508	3,213,832	15,986	—	3,270,326

Other Income:
Equity income	—	1,625	256	—	1,881

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(40,250)	309,236	26,528	—	295,514
Income taxes (benefit)	(14,379)	108,807	9,636	—	104,064

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(25,871)	200,429	16,892	—	191,450
Income (loss) from discontinued operations	189	—	(1,420)	—	(1,231)

Income (loss) before equity in income (loss) of subsidiaries	(25,682)	200,429	15,472	—	190,219

Equity in income (loss) of subsidiaries:
Continuing operations	217,321	10,399	34,492	(262,212)	—
Discontinued operations	(1,420)	—	—	1,420	—

	215,901	10,399	34,492	(260,792)	—

Net income	$190,219	$210,828	$49,964	$(260,792)	$190,219

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006
( $000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$9,746,583	$—	$—	$9,746,583
Financial services	—	20,280	114,653	—	134,933
Other non-operating	334	2,016	1,636	—	3,986

Total revenues	334	9,768,879	116,289	—	9,885,502

Expenses:
Homebuilding:
Cost of sales	—	7,806,302	—	—	7,806,302
Selling, general and administrative and other expense	24,335	880,081	(7,133)	—	897,283
Financial Services, principally interest	2,287	7,113	71,904	—	81,304
Other non-operating expenses, net	66,484	(24,823)	(8,219)	—	33,442
Intercompany interest	85,811	(85,811)	—	—	—

Total expenses	178,917	8,582,862	56,552	—	8,818,331

Other Income:
Gain on sale of equity investment	—	—	31,635	—	31,635
Equity income	—	824	1,153	—	1,977

Income (loss) from continuing operations before income taxes and equity in income (loss) of subsidiaries	(178,583)	1,186,841	92,525		1,100,783
Income taxes (benefit)	(65,694)	434,434	34,096	—	402,836

Income (loss) from continuing operations before equity in income (loss) of subsidiaries	(112,889)	752,407	58,429	—	697,947
Income (loss) from discontinued operations	189	—	(2,253)	—	(2,064)

Income (loss) before equity in income (loss) of subsidiaries	(112,700)	752,407	56,176	—	695,883

Equity in income (loss) of subsidiaries:
Continuing operations	810,836	46,226	229,628	(1,086,690)	—

Discontinued operations	(2,253)	—	—	2,253	—

	808,583	46,226	229,628	(1,084,437)	—

Net income	$695,883	$798,633	$285,804	$(1,084,437)	$695,883

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Net cash provided by (used in) operating activities	$(486,819)	$213,712	$597,775	$—	$324,668

Cash flows from investing activities:
Distributions from unconsolidated entities	—	26,024	3,047	—	29,071
Investments in unconsolidated entities	—	(155,606)	—	—	(155,606)
Dividends received from subsidiaries	51	22,000	—	(22,051)	—
Investment in subsidiaries	(113,030)	(1,558)	(53,829)	168,417	—
Proceeds from sale of fixed assets	—	9,685	—		9,685
Capital expenditures	—	(51,734)	(2,661)	—	(54,395)

Net cash provided by (used in) investing activities	(112,979)	(151,189)	(53,443)	146,366	(171,245)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(528,627)	—	(528,627)
Net borrowings under revolving credit facility	25,000	—	—	—	25,000
Repayment of other borrowings	(61,188)	(10,894)	—	—	(72,082)
Capital contributions from parent	—	87,030	81,387	(168,417)	—
Advances (to) from affiliates	663,046	(407,828)	(255,218)	—	—
Excess tax benefits from share-based awards	2,997	—	—	—	2,997
Issuance of common stock	5,880	—	—	—	5,880
Stock repurchases	(5,225)	—	—	—	(5,225)
Dividends paid	(30,712)	(51)	(22,000)	22,051	(30,712)

Net cash provided by (used in) financing activities	599,798	(331,743)	(724,458)	(146,366)	(602,769)

Effect of exchange rate changes on cash and equivalents	—	—	(160)	—	(160)

Net decrease in cash and equivalents	—	(269,220)	(180,286)	—	(449,506)
Cash and equivalents at beginning of period	—	318,308	232,984	—	551,292

Cash and equivalents at end of period	$—	$49,088	$52,698	$—	$101,786

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
9. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Net cash provided by (used in) operating activities	(398,980)	(1,310,825)	443,096	—	(1,266,709)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	37,461	—	—	37,461
Investments in unconsolidated entities	—	(53,046)	—	—	(53,046)
Dividends received from subsidiaries	4,784,311	65,000	1,036,436	(5,885,747)	—
Investments in subsidiaries	(1,219,637)	(69,460)	(307,939)	1,531,257	(65,779)
Proceeds from sale of equity investment	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	6,948	1	—	6,949
Capital expenditures	—	(71,681)	(6,766)	—	(78,447)

Net cash provided by (used in) investing activities	3,564,674	(84,778)	770,948	(4,354,490)	(103,646)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(359,155)	—	(359,155)
Net borrowings under revolving credit facility	754,300	—	—	—	754,300
Proceeds from other borrowings	150,000	60,040	—	—	210,040
Capital contributions from parent	—	1,220,972	310,285	(1,531,257)	—
Advances (to) from affiliates	(3,927,304)	4,109,355	(182,051)	—	—
Excess tax benefits from share-based awards	2,671	—	—	—	2,671
Issuance of common stock	4,824	—	—	—	4,824
Stock repurchases	(119,496)	—	—	—	(119,496)
Dividends paid	(30,689)	(4,780,583)	(1,105,164)	5,885,747	(30,689)

Net cash provided by (used in) financing activities	(3,165,694)	609,784	(1,336,085)	4,354,490	462,495

Effect of exchange rate changes on cash and equivalents	—	—	225	—	225

Net decrease in cash and equivalents	—	(785,819)	(121,816)	—	(907,635)
Cash and equivalents at beginning of period	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of period	$—	$53,945	$40,688	$—	$94,633

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     During 2006 and 2007, the U.S. housing market has been impacted by a lack of consumer confidence, decreased housing affordability, increased interest rates, and large supplies of resale and new home inventories and related pricing pressures. Industry conditions continued to deteriorate, in certain markets significantly, in the three months ended September 30, 2007, with rising foreclosure activity and significant reductions in pricing by both ourselves and our competitors. The result has been weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. Additionally, the availability of certain mortgage financing products continues to become more constrained. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and gross margins during the nine months ended September 30, 2007 compared with the same period in the prior year. Additionally, we incurred total land-related charges of $1.6 billion for the nine months ended September 30, 2007 as well as impairments of our investments in unconsolidated joint ventures totaling $105.2 million and goodwill impairments of $335.6 million.
     We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging for the remainder of 2007 and throughout 2008. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made reductions in selling, general and administrative expenses. During the second quarter of 2007, we announced a restructuring plan designed to reduce costs and improve ongoing operating efficiencies, which resulted in related charges of $47 million for the nine months ended September 30, 2007. Given the persistence of these difficult market conditions, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.
     Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. At this time, we estimate our fourth quarter 2007 earnings to be in the range of break-even to $0.10 per diluted share, exclusive of any additional impairments or other land-related charges. Our outlook is tempered with caution, as conditions in many of the markets we serve across the United States have become increasingly challenging in recent months. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.

Overview (continued)
     The following is a summary of our operating results for the three and nine months ended September 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pre-tax income (loss):
Homebuilding operations	$(1,098,679)	$286,057	$(2,050,256)	$1,044,462
Financial services operations	12,896	21,377	32,659	85,777
Other non-operating	(8,130)	(11,920)	(25,473)	(29,456)

Pre-tax income (loss) from continuing operations	(1,093,913)	295,514	(2,043,070)	1,100,783

Income taxes (benefit)	(306,042)	104,064	(661,976)	402,836

Income (loss) from continuing operations	(787,871)	191,450	(1,381,094)	697,947
Loss from discontinued operations	—	(1,231)	—	(2,064)

Net income (loss)	$(787,871)	$190,219	$(1,381,094)	695,883

Per share data — assuming dilution:
Income (loss) from continuing operations	$(3.12)	$0.74	$(5.48)	$2.70
Loss from discontinued operations	—	—	—	(0.01)

Net income (loss)	$(3.12)	$0.74	$(5.48)	$2.69

The following is a comparison of pre-tax income for the three and nine months ended September 30, 2007 and 2006:
•	Homebuilding pre-tax loss was $1.1 billion and $2.1 billion for the three and nine months ended September 30, 2007, respectively, compared with Homebuilding pre-tax income of $286.1 million and $1 billion, respectively, for the same periods in the prior year. The pre-tax loss experienced by our Homebuilding operations resulted from lower settlement revenues combined with lower gross margins. In addition, for the three and nine months ended September 30, 2007, pre-tax loss was affected by restructuring charges of $7.9 million and $47 million, respectively, land-related charges totaling $791 million and $1.6 billion, respectively, impairments of our investments in unconsolidated joint ventures of $51.1 million and $105.2 million, respectively, and goodwill impairments of $335.6 million. Gross margins were unfavorably impacted by lower selling prices and increased sales incentives. Land-related charges for the three and nine months ended September 30, 2007 consisted of write-offs of deposits and other related costs for land transactions we no longer plan to pursue ($94.6 million and $204.2 million, respectively), net realizable valuation adjustments related to land positions sold or held for sale ($80.5 million and $132.8 million, respectively), and impairments on land assets related to communities under development or to be developed in the future ($615.9 million and $1.3 billion, respectively).

•	Pre-tax income from our Financial Services business segment decreased 40% and 62% for the three and nine months ended September 30, 2007, respectively, compared with the prior year periods as the result of decreased loan originations due to significant decreases in the number of homes closed. Pre-tax income for the nine months ended September 30, 2006 includes a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, during the first quarter of 2006. Capture rates were 92.5% and 91.1% for the three months ended September 30, 2007 and 2006, respectively, and 92.7% and 90.5% for the nine months ended September 30, 2007 and 2006, respectively.

•	The decrease in non-operating expenses for the three and nine months ended September 30, 2007, compared with the same periods in the prior year was due primarily to a reduction in incentive compensation.

Homebuilding Operations — Summary
The following table presents a summary of pre-tax income and unit information for our Homebuilding operations for the three and nine months ended September 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Home sale revenue (settlements)	$2,407,762	$3,498,499	$6,098,869	$9,692,293
Land sale revenue	30,794	15,277	163,093	54,290
Home cost of sales (a)	(2,700,512)	(2,899,981)	(6,549,864)	(7,733,989)
Land cost of sales (b)	(110,041)	(18,709)	(285,021)	(72,313)
Selling, general and administrative expense	(236,610)	(279,223)	(813,476)	(829,376)
Equity income (expense) (c)	(51,695)	1,585	(107,958)	1,464
Other income (expense), net (d)	(438,377)	(31,391)	(555,899)	(67,907)

Pre-tax income	$(1,098,679)	$286,057	$(2,050,256)	$1,044,462

Unit settlements	7,468	10,440	18,826	28,921
Average selling price	$322	$335	$324	$335
Net new orders — units	4,582	7,299	20,613	27,479
Net new orders — dollars (e)	$1,267,000	$2,396,000	$6,606,000	$9,200,000
Backlog at September 30:
Units			12,042	16,375
Dollars			$4,087,000	$5,809,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $615.9 million and $48.4 million for the three months ended September 30, 2007 and 2006, respectively, and $1.3 billion and $57.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $80.5 million and $6.7 million for the three months ended September 30, 2007 and 2006, respectively, and $132.8 million and $28.8 million for the nine months ended September 30, 2007 and 2006, respectively.

(c)	Includes impairments of our investments in unconsolidated joint ventures of $51.1 million and $105.2 million for the three and nine months ended September 30, 2007.

(d)	Includes the write-off of deposits and other related costs for land option contracts we no longer plan to pursue of $94.6 million and $32.6 million for the three months ended September 30, 2007 and 2006, respectively, and $204.2 million and $68.5 million for the nine months ended September 30, 2007 and 2006, respectively. Additionally, includes goodwill impairment charge of $335.6 million for the three and nine months ended September 30, 2007.

(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
     Home sale revenues for the three and nine months ended September 30, 2007 were lower than those for the same periods in the prior year by $1.1 billion and $3.6 billion, or 31% and 37%, respectively. The decrease in home sale revenues for the three and nine months ended September 30, 2007 compared with the prior year periods was attributable to 28% and 35% decreases, respectively, in the number of homes closed combined with 4% and 3% decreases, respectively, in the average selling price. The decreases in average selling price reflect a combination of factors, including changes in product mix and geographic mix of homes closed during the period as well as lower market selling prices. The average selling price decreased in the majority of our Homebuilding segments in both periods compared with the prior year.
     Homebuilding gross profit margins from home settlements were negative 12.2% for the three months ended September 30, 2007, compared with a positive 17.1% for the same period in the prior year. For the nine months ended September 30, 2007, Homebuilding gross profit margins were negative 7.4% compared with a positive 20.2% for the same period in 2006. Homebuilding gross margins were negatively impacted by $615.9 million and $1.3 billion of charges for the three and nine months ended September 30, 2007 related to land and community valuation adjustments in 169 and 283 communities, respectively, compared with land and community valuation adjustments of $48.4 million and $57.8 million, respectively, in the prior year periods. In addition, increased selling incentives also impacted our operations.

Homebuilding Operations — Summary (continued)
     We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. On occasion, we also will sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended September 30, 2007 had a negative margin contribution of $79.2 million, compared with a negative margin contribution of $3.4 million for the same period in 2006. Gross profits from land sales for the nine months ended September 30, 2007 had a negative margin contribution of $121.9 million, compared with a negative margin contribution of $18 million for the same period in 2006. The gross profit contributions from specific land sales transactions were approximately $1.2 million and $10.8 million for the three and nine months ended September 30, 2007, respectively. These margin contributions were offset by $80.5 million and $132.8 million, respectively, of net realizable value adjustments related to commercial and residential land held for disposition. The three and nine months ended September 30, 2006 included negative net realizable value adjustments of $6.7 million and $28.8 million, respectively. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of September 30, 2007, we had $372.2 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues was 9.8% for the three months ended September 30, 2007 compared with 8% for the same period in the prior year. For the nine months ended September 30, 2007, selling, general and administrative expenses as a percentage of home settlement revenues was 13.3% compared with 8.6% in the prior year. These increases are attributable primarily to reduced overhead leverage as a result of the significant decrease in revenues, lower absorption into inventory of overhead costs due to lower construction volume, net increases in insurance-related expenses of $23.2 million and $63.2 million for the three and nine months ended September 30, 2007, respectively, and employee severance benefits of approximately $800 thousand and $32.2 million incurred for the three and nine months ended September 30, 2007, respectively, in connection with the restructuring plan announced in the second quarter of 2007.
     Other income (expense), net includes the write-off of deposits and related costs resulting from decisions not to pursue certain land acquisitions and options, which totaled $94.6 million and $32.6 million for the three months ended September 30, 2007 and 2006, respectively, and $204.2 million and $68.5 million for the nine months ended September 30, 2007 and 2006, respectively. For the three and nine months ended September 30, 2007, we also recorded $7.1 million and $14.8 million, respectively, of asset impairment and lease termination costs related to the restructuring plan announced in the second quarter of 2007. Additionally, we recorded goodwill impairment charges of $335.6 million during the three months ended September 30, 2007.
     Unit settlements decreased 28% and 35% for the three and nine months ended September 30, 2007, respectively, to 7,468 units and 18,826 units compared with the same periods in 2006. The average selling price for homes closed decreased 4% and 3% to $322,000 and $324,000, respectively, for the three and nine months ended September 30, 2007 compared with the same periods in the prior year. For the three and nine months ended September 30, 2007, unit net new orders decreased 37% and 25%, respectively, to 4,582 and 20,613 units, compared with the same periods in 2006. Cancellation rates for the three months ended September 30, 2007 and 2006 were 44% and 36%, respectively. Most markets have experienced a substantial increase in resale and new home inventory, and this, combined with declining consumer confidence, decreased housing affordability, increased interest rates, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and reduced net new orders during 2007 compared with 2006. The dollar value of net new orders decreased 47% and 28%, respectively, for the three and nine months ended September 30, 2007 compared with the same periods in 2006. For the quarter ended September 30, 2007, we had 669 active selling communities, which represents a 7% decrease from the same period in the prior year. Ending backlog, which represents orders for homes that have not yet closed, was 12,042 units at September 30, 2007 with a dollar value of $4.1 billion.

Homebuilding Operations — Summary (continued)
     At September 30, 2007 and December 31, 2006, our Homebuilding operations controlled approximately 171,800 and 232,200 lots, respectively. Approximately 134,900 and 158,800 lots were owned, and approximately 34,400 and 63,700 lots were under option agreements approved for purchase at September 30, 2007 and December 31, 2006, respectively. In addition, there were approximately 2,500 and 9,700 lots under option agreements, pending approval, at September 30, 2007 and December 31, 2006, respectively. For the three and nine months ended September 30, 2007, we withdrew from contracts for land purchases representing approximately 8,400 lots valued at $669.2 million and approximately 39,100 lots valued at $2.1 billion, respectively.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $2.1 billion at September 30, 2007. In addition, the total purchase price related to land under option pending approval was valued at approximately $127.8 million at September 30, 2007. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre-acquisition costs totaling $247.3 million, of which $3.7 million is unconditionally refundable and $6.1 million is related to deposits that our Homebuilding operations have made in regards to lots optioned from an unconsolidated joint venture in which we have an equity interest. This balance excludes $33.8 million of contingent payment obligations which may or may not become actual obligations of the Company dependent upon the occurrence of specified future events.
Homebuilding Segment Operations
     Homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our Homebuilding operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. During the three months ended September 30, 2007, we moved our Kansas City market from the Central to the Great Lakes Area. The operating data by segment for the Central and Midwest reportable segments have been reclassified to reflect this change. We conduct our operations in 51 markets, located throughout 26 states, and have presented our reportable Homebuilding segments as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Central Area includes the following state:
Texas

Southwest:	Mountain West and Southwest Areas include the following states:
Arizona, Colorado, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our homebuilding reporting segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Home sale revenue (settlements) ($000’s omitted):
Northeast	$321,586	$432,949	$717,726	$1,176,569
Southeast	298,009	290,755	824,842	814,149
Florida	273,999	548,358	803,076	1,630,851
Midwest	299,967	406,794	623,535	947,702
Central	153,158	236,589	438,214	632,522
Southwest	697,897	999,450	1,701,970	2,667,978
California	363,146	583,604	989,506	1,822,522

	$2,407,762	$3,498,499	$6,098,869	$9,692,293

Income (loss) before income taxes ($000’s omitted):
Northeast	$(24,343)	$30,176	$(124,876)	$112,592
Southeast	11,000	21,693	51,524	56,045
Florida	(149,939)	105,594	(270,866)	351,866
Midwest	(24,419)	(2,604)	(172,202)	(15,087)
Central	(41,542)	3,156	(100,617)	19,019
Southwest	(227,077)	193,388	(346,467)	505,237
California	(178,341)	33,007	(415,237)	203,092
Unallocated	(464,018)	(98,353)	(671,515)	(188,302)

	$(1,098,679)	$286,057	$(2,050,256)	$1,044,462

Unit settlements:
Northeast	729	900	1,633	2,435
Southeast	1,019	1,024	2,798	3,028
Florida	1,058	1,872	2,944	5,390
Midwest	987	1,331	2,092	3,179
Central	699	1,265	1,995	3,545
Southwest	2,170	2,853	5,305	7,766
California	806	1,195	2,059	3,578

	7,468	10,440	18,826	28,921

Net new orders — units:
Northeast	440	672	2,000	2,190
Southeast	883	821	2,907	3,917
Florida	766	818	3,362	3,732
Midwest	495	1,163	2,291	3,596
Central	521	958	1,876	3,584
Southwest	1,036	1,958	5,805	7,310
California	441	909	2,372	3,150

	4,582	7,299	20,613	27,479

Unit backlog:
Northeast			1,284	1,348
Southeast			1,817	2,469
Florida			1,630	2,427
Midwest			1,444	1,804
Central			1,003	1,653
Southwest			3,371	4,803
California			1,493	1,871

			12,042	16,375

Homebuilding Segment Operations (continued)

	As of	As of
	September 30, 2007	December 31, 2006

Controlled Lots:

Northeast	17,469	27,524
Southeast	18,867	23,332
Florida	35,168	48,640
Midwest	14,090	19,537
Central	14,668	18,320
Southwest	54,903	69,579
California	16,615	25,291

	171,780	232,223

Northeast:
     During the third quarter of 2007, Northeast home sale revenues decreased 26% compared with the prior year period due to a 19% decrease in unit settlements combined with an 8% decrease in the average selling price. Revenue declines occurred in each market in Northeast. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $48.4 million in impairments and land-related charges. These charges resulted in impairments in 16 communities and a reduction of approximately 800 lots under control. Northeast recorded impairments and land-related charges of $25.1 million in the prior year period. Net new orders decreased 35% while the cancellation rate increased to 33% compared with 27% in the prior year period. The number of active communities decreased slightly from the prior year quarter.
     For the nine months ended September 30, 2007, Northeast home sale revenues decreased 39% compared with the prior year period due to a 33% decrease in unit settlements combined with a 9% decrease in the average selling price. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $143.5 million in impairments and land-related charges, which resulted in a reduction of approximately 9,400 lots under control. Northeast recorded impairments and land-related charges of $29.3 million in the prior year period. Net new orders decreased 9% compared with the prior year period.
Southeast:
     Our Southeast segment continued to contribute positively to operating results in both the three and nine months ended September 30, 2007 due to strength in local demographic factors and a continued shift in our product mix toward higher price point customers, especially in regards to active adult buyers as large active adult communities were opened in our Charlotte, Raleigh, Georgia, and Charleston markets at various points during 2006 and 2007. Home sale revenues increased slightly in the three months ended September 30, 2007 compared with the prior year period as unit settlements were flat while the average selling price increased 3%. Income before income taxes decreased compared with the prior year period due to land-related charges of $16.3 million compared with $200 thousand in the prior year period. These charges resulted in impairments in 13 communities and a reduction of approximately 600 lots under control. Net new orders increased 8% compared with the prior year period driven by a large increase in the number of active communities. The cancellation rate decreased to 29% compared with 35% in the prior year period.
     For the nine months ended September 30, 2007, Southeast home sale revenues increased 1% compared with the prior year period as an 8% decrease in unit settlements was offset by a 10% increase in the average selling price. Income before income taxes decreased compared with the prior year period due to $18.1 million in impairments and land-related charges, which resulted in a reduction of approximately 4,300 lots under control. Southeast recorded land-related charges of $1.7 million in the prior year period. Net new orders declined by 26% compared with the prior year period partially due to the prior year period including new orders from the successful openings of our large active adult communities in our Charlotte, Raleigh, and Georgia markets.

Homebuilding Segment Operations (continued)
Florida:
     Our Florida segment continues to be challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state, including our markets in Fort Myers and Southeast Florida. During the third quarter of 2007, Florida home sale revenues decreased 50% compared with the prior year period due to a 43% decrease in unit settlements combined with a 12% decrease in the average selling price. Revenue declines occurred in every market. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $152.3 million in impairments and land-related charges. These charges resulted in impairments in 27 communities and a reduction of approximately 1,400 lots under control. Florida recorded impairments and land-related charges of $7.2 million in the prior year period. Net new orders declined by 6% due to the difficult market conditions and a continued high cancellation rate of 37%, which was a reduction from a cancellation rate of 41% in the prior year period. However, these factors were offset to some degree by an increase in the number of active communities from the prior year quarter.
     For the nine months ended September 30, 2007, Florida home sale revenues decreased 51% compared with the prior year period due to a 45% decrease in unit settlements combined with a 10% decrease in the average selling price. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $275 million in impairments and land-related charges, which resulted in a reduction of approximately 7,700 lots under control. Florida recorded impairments and land-related charges of $8.5 million in the prior year period. Net new orders declined by 10% due to the difficult market conditions.
Midwest:
     Our Midwest segment continues to face difficult local economic conditions in all of its markets. During the third quarter of 2007, Midwest home sale revenues decreased 26% compared with the prior year period due to a 26% decrease in unit settlements. Average selling prices were flat. Revenue declines occurred in every market. The increase in the loss before income taxes was primarily attributable to the reduction in revenues and $44.5 million in impairments and land-related charges. These charges resulted in impairments in 19 communities and a reduction of approximately 300 lots under control. Midwest recorded impairments and land-related charges of $23.5 million in the prior year period. Net new orders declined by 57% due to the difficult market conditions and a significant increase in the cancellation rate to 36% compared with 18% in the prior year period as well as the prior year period benefiting from the opening of a large active adult community in our Illinois market. The number of active communities decreased moderately compared with the prior year quarter.
     For the nine months ended September 30, 2007, Midwest home sale revenues decreased 34% compared with the prior year period due to a 34% decrease in unit settlements. Average selling prices were flat. The increase in the loss before income taxes was primarily attributable to this reduction in revenues and $177.5 million in impairments and land-related charges, which resulted in a reduction of approximately 2,700 lots under control. Midwest recorded impairments and land-related charges of $47.2 million in the prior year period. Net new orders declined by 36% due to the difficult market conditions.
Central:
     Home sale revenues for the Central segment decreased 35% during the third quarter of 2007 compared with the prior year period due to a 45% decrease in unit settlements, which partially resulted from our strategy to reduce the active community count in Texas. This lower unit volume was partially offset by a 17% increase in average selling prices. The increase in average selling prices occurred primarily in our Dallas, Houston, and San Antonio markets and reflects a change in community mix toward higher average selling price communities. The loss before income taxes was primarily attributable to the reduction in revenues and $42.1 million in impairments and land-related charges. These charges resulted in impairments in nine communities. Central recorded impairments and land-related charges of $6.4 million in the prior year period. Net new orders declined by 46% due to the difficult market conditions, a significant reduction in the number of active communities, and an increase in the cancellation rate to 38% compared with a cancellation rate of 34% in the prior year period.

Homebuilding Segment Operations (continued)
Central (continued):
     For the nine months ended September 30, 2007, Central home sale revenues decreased 31% compared with the prior year period due to a 44% decrease in unit settlements. This lower unit volume was partially offset by a 23% increase in average selling prices. The loss before income taxes was primarily attributable to this reduction in revenues and $98.3 million in impairments and land-related charges, which resulted in a reduction of approximately 800 lots under control. Central recorded impairments and land-related charges of $8.8 million in the prior year period. Net new orders declined by 48% due to the difficult market conditions.
Southwest:
     Market conditions in our Arizona operations deteriorated markedly in the third quarter while our Las Vegas, New Mexico, and Colorado markets remained challenged as well. Overall Southwest home sale revenues decreased 30% compared with the prior year period due to a 24% decrease in unit settlements combined with an 8% decrease in the average selling price. The loss before income taxes was primarily attributable to the reduction in revenues combined with a significant decline in gross margin and $249.4 million in impairments and land-related charges, the majority of which occurred in our Phoenix market. These charges resulted in impairments in 54 communities and a reduction of approximately 1,900 lots under control. In addition, Southwest’s results include an impairment of $51.1 million related to two unconsolidated joint ventures. Southwest recorded impairments and land-related charges of $4.6 million in the prior year period. Net new orders decreased by 47% due to the deterioration in market conditions and a cancellation rate of 56% compared with 43% in the prior year period. The number of active communities decreased slightly compared with the prior year quarter.
     For the nine months ended September 30, 2007, Southwest home sale revenues decreased 36% compared with the prior year period due to a 32% decrease in unit settlements combined with a 7% decrease in average selling prices. The loss before income taxes was primarily attributable to this decrease in revenues combined with a significant decline in gross margin and $425.9 million in impairments and land-related charges, which resulted in a reduction of approximately 7,500 lots under control. In addition, Southwest’s results include an impairment of $51.1 million related to two unconsolidated joint ventures. Southwest recorded impairments and land-related charges of $28.9 million in the prior year period. Net new orders declined by 21% due to the difficult market conditions.
California:
     Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory in substantially all of our markets. California home sale revenues decreased 38% during the third quarter of 2007 compared with the prior year period due to a 33% decrease in unit settlements combined with an 8% decrease in the average selling price. The loss before income taxes was primarily attributable to the decrease in revenues as well as a significant decline in gross margin and $194.5 million in impairments and land-related charges. These charges resulted in impairments in 31 communities and a reduction of approximately 3,500 lots under control. California recorded impairments and land-related charges of $22.8 million in the prior year period. Net new orders declined by 51% due to the difficult market conditions, a significant reduction in the number of active communities, and a cancellation rate of 61% compared with 39% in the prior year period.
     For the nine months ended September 30, 2007, California home sale revenues decreased 46% compared with the prior year period due to a 42% decrease in unit settlements combined with a 6% decrease in average selling prices. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $389.7 million in impairments and land-related charges, which resulted in a reduction of approximately 6,700 lots under control. Also included in California’s results is an impairment of $54.1 million for an unconsolidated joint venture. California recorded impairments and land-related charges of $32.6 million in the prior year period. Net new orders declined by 25% due to the difficult market conditions.

Financial Services Operations
     We conduct our Financial Services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net gain from sale of mortgages	$18,651	$28,126	$58,787	$76,944
Mortgage origination and servicing fees	2,000	3,909	7,502	11,121
Interest income	5,389	9,121	16,399	24,188
Title services	5,679	7,599	14,216	20,280
Other revenues	1,024	854	2,782	2,400

Total Financial Services revenues	32,743	49,609	99,686	134,933
Expenses	(19,967)	(28,528)	(67,283)	(81,304)
Gain on sale of equity investment	—	—	—	31,635
Equity income	120	296	256	513

Income before income taxes	$12,896	$21,377	$32,659	$85,777

Total originations:
Loans	6,261	10,052	16,719	27,641

Principal	$1,424,100	$2,154,600	$3,743,800	$5,921,400

Originations for Pulte customers:
Loans	6,235	10,016	16,614	27,518

Principal	$1,418,700	$2,143,900	$3,722,300	$5,889,400

     Mortgage origination unit volume decreased 38% and 40% while mortgage origination principal volume decreased 34% and 37% for the three and nine months ended September 30, 2007, respectively, compared with the same periods in the prior year. The decrease in unit volume is attributable to lower home settlements in 2007 compared with 2006, partially offset by an increase in the capture rates to 92.5% and 92.7% for the three and nine months ended September 30, 2007, respectively, compared with 91.1% and 90.5%, respectively, in the same periods in the prior year. Our capture rate represents loan originations from our Homebuilding business as a percent of total loan opportunities, excluding cash settlements, from our Homebuilding business. The decrease in mortgage origination principal volume resulted from the reduced settlement volume partially offset by a slight increase in the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing nearly 100% of unit production for the three and nine months ended September 30, 2007 and 2006.
     During the three and nine months ended September 30, 2007, there was a shift away from adjustable rate mortgages (ARMs), which generally have a lower profit per loan than fixed rate products. ARMs represented 7% of total funded origination dollars and 6% of total funded origination units for the three months ended September 30, 2007, compared with 26% and 21%, respectively, in the prior year period. For the nine months ended September 30, 2007, ARMs represented 10% of total funded origination dollars and 8% of total funded origination units compared with 31% and 25%, respectively, in the prior year period. Interest-only mortgages, a type of ARM, represented 71% of funded ARM origination dollars and 62% of funded ARM origination units for the three months ended September 30, 2007, compared with 79% and 80%, respectively, in the prior year period. For the nine months ended September 30, 2007, interest-only mortgages represented 76% of funded ARM origination dollars and 74% of funded ARM origination units, compared with 77% and 80% in the prior year period, respectively. Interest-only mortgages represented 5% and 21% of total funded origination dollars for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, interest-only mortgages represented 8% and 24%, respectively, of total funded origination dollars.
     Our customers’ average FICO score was 745 for both the three and nine months ended September 30, 2007. For both the three and nine months ended September 30, 2006, our customers’ average FICO score was 744. Average Combined Loan-to-Value was 81% and 82% for the three months ended September 30, 2007 and 2006, respectively, and 82% for both the nine months ended September 30, 2007 and 2006, respectively. At September 30, 2007, our loan application backlog decreased to $2.5 billion compared with $3.4 billion at September 30, 2006 due primarily to the lower backlog in our Homebuilding operations.

Financial Services Operations (continued)
     Based on principal dollars, approximately 4% of the loans we originated in the third quarter of 2007 were considered sub-prime loans, which we define as first mortgages with FICO scores below 620. Approximately 11% of third quarter 2007 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 620 or higher. The remaining 85% of third quarter 2007 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 620 or higher. Because we sell our loans monthly on a flow basis and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained in 2007 as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.
     Pre-tax income of our Financial Services operations for the three months ended September 30, 2007 was $12.9 million compared with $21.4 million for the prior year period. This decrease in pre-tax income was primarily due to the decline in mortgage loans originated. For the nine months ended September 30, 2007, pre-tax income of our Financial Services operations was $32.7 million compared with $85.8 million for the prior year period. During February 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million for the nine months ended September 30, 2006. Excluding this gain, pre-tax income decreased significantly for the nine months ended September 30, 2007 compared with the same period in the prior year due to the decrease in mortgage loan originations. This decrease was partially offset by a slight increase in average loan size and the shift in funded product mix toward fixed rate and agency loans, which are more profitable for us. For the three and nine months ended September 30, 2007, 20% and 22%, respectively, of total origination dollars were from brokered loans, which are funded by third party lenders and are therefore less profitable to us, compared with 20% and 21%, respectively, for both periods in the prior year.
     Interest income for the three and nine months ended September 30, 2007 was 41% and 32% lower than the prior year periods, respectively, primarily due to the significant decrease in volume offset slightly by an improved loan yield. For the three and nine months ended September 30, 2007, revenues from our title operations decreased 25% and 30%, respectively, compared with the prior year periods due primarily to the significant reduction in home settlements. Expenses decreased 30% and 17% for the three and nine months ended September 30, 2007, respectively, due to the decrease in volume offset by slightly higher operating expenses and loan loss reserves.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.

Other Non-Operating
     Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly-traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from period to period as these strategic initiatives evolve.
     The following table presents other non-operating expenses for the three and nine months ended September 30, 2007 and 2006 ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net interest expense (income)	$268	$1,338	$(134)	$(1,321)
Other expenses, net	7,862	10,582	25,607	30,777

Loss before income taxes	$8,130	$11,920	$25,473	$29,456

     The decrease in other expenses, net is due primarily to reduced incentive compensation resulting from reduced profitability and a $500 thousand gain on the repurchase of outstanding debt during the second quarter of 2007.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest expense for the three and nine months ended September 30, 2007 includes $43.5 million and $90.3 million, respectively, of capitalized interest related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest in inventory at beginning of period	$212,441	$254,454	$235,596	$229,798
Interest capitalized	61,179	71,064	182,404	192,788
Interest expensed	(98,205)	(65,217)	(242,585)	(162,285)

Interest in inventory at end of period	$175,415	$260,301	$175,415	$260,301

Interest incurred *	$61,900	$73,000	$185,100	$195,400

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.
Income Taxes
     Our income tax liability and related effective tax rate are affected by a number of factors. Income taxes were provided at an effective tax rate of 28% and 35.2% during the three months ended September 30, 2007 and 2006, respectively, and 32.4% and 36.6% for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rates during 2007 were lower than in the prior year primarily due to the majority of the recorded goodwill impairment being non-deductible for tax purposes. Excluding the goodwill impairment charge, the effective tax rate would have been 37.3% for the nine months ended September 30, 2007.
Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations.

Liquidity and Capital Resources (continued)
     At September 30, 2007, we had cash and equivalents of $101.8 million and $25 million of borrowings and $470 million of letters of credit outstanding under our unsecured revolving credit facility. We also had $3.5 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $11.5 million. Sources of our working capital include our cash and equivalents, our $1.86 billion committed unsecured revolving credit facility and Pulte Mortgage’s $705 million committed credit arrangements.
     Our debt-to-total capitalization ratio, excluding our collateralized debt, was 40.3% at September 30, 2007, and 39.6% net of cash and equivalents.
     We repurchased $61.2 million of our 4.875% senior notes due 2009 during the nine months ended September 30, 2007. These repurchases resulted in a net gain of $500 thousand, which is included in our Consolidated Statements of Operations within Other non-operating, net expenses.
     On June 29, 2007, we amended our unsecured revolving credit facility, decreasing the borrowing availability from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. Under the terms of the credit facility, we have the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio of 55%, and we are required to meet a tangible net worth minimum each quarter. In the event of a default by the Company under these covenants, our ability to access the credit facility may be negatively impacted. At September 30, 2007, our debt-to-total capitalization ratio (as defined in the credit facility) was 42% while our tangible net worth (as defined in the credit facility) was $5 billion compared with the required minimum of $4.8 billion. In the event market conditions deteriorate in the future and result in additional significant land-related charges, our tangible net worth may come close to or fall below the required minimum. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for us, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility increases in increments ranging from 0.125% to 0.375%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. Given the continued weakness in new home sales and closings, Pulte Mortgage reduced the amount of capacity available under its asset-backed commercial paper program in September from $400 million to $300 million due to unfavorable changes in the asset-backed commercial paper market. Due to reduced origination volume, Pulte Mortgage does not anticipate needing any additional capacity in the near term. At September 30, 2007, Pulte Mortgage had committed credit arrangements of $705 million comprised of a $405 million bank revolving credit facility and the $300 million asset-backed commercial paper program. The credit agreements require Pulte Mortgage to maintain a consolidated tangible net worth of at least the higher of $50 million or eighty-five percent of the average month-end tangible net worth of the preceding calendar year ($52.6 million for 2007) and restricts funded debt to 15 times tangible net worth. At September 30, 2007, Pulte Mortgage had $286.1 million outstanding under its committed credit arrangements.
     We have experienced downgrades in our credit ratings during 2007 by each of the major credit rating agencies. While such downgrades do not directly impact our senior notes, they could increase the cost of borrowing under our unsecured revolving credit facility and limit our ability to obtain additional financing or refinancing on favorable terms. As a result of the most recent downgrade, the lenders under Pulte Mortgage’s asset-backed commercial paper program have the right at their discretion to require early repayment of outstanding balances or place other restrictions on our ability to utilize the asset-backed commercial paper program. In the event of such an occurrence, we have capacity through other sources to meet Pulte Mortgage’s anticipated financing needs.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the nine months ended September 30, 2007. We had remaining authorization to purchase common stock aggregating $102.3 million at September 30, 2007.
     Our net cash provided by operating activities for the nine months ended September 30, 2007 was $324.7 million, compared with net cash used in operating activities of $1.3 billion for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we focused on right-sizing our land and house inventory to better match current market conditions, as we invested approximately $2 billion less in inventory compared with the same period in 2006. Cash flows were also affected by a net loss incurred for the nine months ended September 30, 2007 compared with net income earned for the same period in the prior year. Much of this net loss resulted from significant write-downs of land and deposits and other related costs combined with impairments of goodwill for the nine months ended September 30, 2007. Deferred income taxes and income taxes payable changed as a result of the net loss recorded during the nine months ended September 30, 2007.

Liquidity and Capital Resources (continued)
     Cash used in investing activities was $171.2 million for the nine months ended September 30, 2007, compared with $103.6 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, we made $155.6 million of capital contributions to, and received $29.1 million in capital distributions from, our unconsolidated joint ventures. We also funded $54.4 million in capital expenditures. During the nine months ended September 30, 2006, we invested approximately $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems and funded approximately $78.4 million in capital expenditures. We made $53 million of capital contributions to, and received $37.5 million in capital distributions from, our unconsolidated joint ventures for the nine months ended September 30, 2006. Also, we received cash of $49.2 million for the sale of our investment in Su Casita, a Mexico-based mortgage banking company.
     Net cash used in financing activities totaled $602.8 million for the nine months ended September 30, 2007, compared with net cash provided by financing activities of $462.5 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, repayments under Financial Services credit arrangements were $528.6 million while repayments under other borrowings were $72.1 million, including the repurchase of $61.2 million of our 4.875% senior notes due 2009. We also had net borrowings of $25 million under our revolving credit facility for the nine months ended September 30, 2007. Additionally, we expended $5.2 million related to shares surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and paid $30.7 million in dividends for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, repayments under Financial Services credit arrangements were $359.2 million. We had net borrowings of $754.3 million under our unsecured revolving credit facility. We also received $210 million as proceeds from other borrowings, which included the issuance of $150 million of senior notes and $60 million in net proceeds received by our homebuilding markets for the nine months ended September 30, 2006. Additionally, we expended $117.1 million for stock repurchases and $2.4 million related to shares surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and paid $30.7 million in dividends for the nine months ended September 30, 2006.
Inflation
     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. We attempt to pass to our customers any increases in our costs through increased sales prices.
Off-Balance Sheet Arrangements
     At September 30, 2007 and December 31, 2006, aggregate outstanding debt of unconsolidated joint ventures was $700.5 million and $935.9 million, respectively. At September 30, 2007 and December 31, 2006, our proportionate share of joint venture debt was approximately $185.9 million and $312.8 million, respectively. We provided limited recourse guarantees for $176.6 million and $304.1 million of joint venture debt at September 30, 2007 and December 31, 2006, respectively. Accordingly, we may be responsible, on a contingent basis, through limited guarantees with respect to a portion of the secured land acquisition and development debt. However, we would not be responsible unless a joint venture was unable to perform its contractual borrowing obligations.
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
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2007 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument but not our earnings or cash flows. The following table sets forth, as of September 30, 2007, our principal cash flows by scheduled maturity, weighted-average interest rates and estimated fair market values for our long-term debt obligations ($000’s omitted):

	As of September 30, 2007 for the
	years ended December 31,
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Fixed interest rate debt:

Senior notes	$—	$—	$338,812	$—	$698,563	$2,450,000	$3,487,375	$3,004,985
Average interest rate	—	—	4.88%	—	7.95%	6.24%	6.45%

Limited recourse
collateralized financing	$557	$4,043	$4,147	$1,833	$935	$—	$11,515	$11,515
Average interest rate	5.63%	1.90%	2.36%	8.01%	7.25%	—	3.65%
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2007.
     There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)
July 1, 2007 through July 31, 2007	5,067	$21.93	—	$102,342	(1)

August 1, 2007 through August 31, 2007	—	—	—	$102,342	(1)

September 1, 2007 through September 30, 2007	—	—	—	$102,342	(1)

Total	5,067	$21.93

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During July 2007, 5,067 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 6. Exhibits
Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed; these instruments relate to (a) long-term senior and subordinated debt of the Company issued pursuant to supplements to the indenture filed as Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which supplements have also been filed with the SEC as exhibits to various Company registration statements or to reports incorporated by reference in such registration statements and (b) other long-term debt of the Company. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10(a)	Fourth Omnibus Amendment, dated as of August 13, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

10(b)	Fifth Omnibus Amendment, dated as of September 12, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

10(c)	Sixth Omnibus Amendment, dated as of September 21, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

10(d)	Seventh Omnibus Amendment, dated as of September 28, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.
/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)
Date: November 7, 2007