Form 10-K
period 2007-12-31
PULTE HOMES INC/MI/
filed 2008-02-25
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9804

PULTE HOMES, INC.
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
100 Bloomfield Hills Parkway, Suite 300
Bloomfield Hills, Michigan 48304
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 647-2750
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
Pulte Homes, Inc. 7.375% Senior Notes due 2046	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑ NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2007, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $4,714,989,510.
As of February 20, 2008, the registrant had 257,522,674 shares of common stock outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTE HOMES, INC.

PART I
ITEM 1. BUSINESS
Pulte Homes, Inc.
     Pulte Homes, Inc. is a publicly held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Pulte Homes, Inc. is a Michigan corporation and was organized in 1956. Our assets consist principally of the capital stock of our subsidiaries and our income primarily consists of dividends from our subsidiaries. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”), and other subsidiaries engaged in the homebuilding business. We also have a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
     During 2007 and 2006, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. During 2007, these conditions continued to deteriorate and were accompanied by increased foreclosure activity and constraints on the availability of certain mortgage financing products. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers compared with recent years when we had experienced record growth. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and profitability during 2007.
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

Northeast:	Northeast Area includes the following states: Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states: Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state: Florida

Midwest:	Great Lakes Area includes the following states: Colorado, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Texas Area includes the following state: Texas

Southwest:	Southwest Area includes the following states: Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state: California

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

Pulte Homes, Inc. (continued)
     Financial information, including revenues, income (loss) from continuing operations before income taxes, valuation adjustments and write-offs, depreciation and amortization, equity income (loss), total assets, and inventory for each of our business segments is included in Note 3 of our Consolidated Financial Statements.
Available Information
     Our internet website address is www.pulte.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.
Homebuilding Operations

	Years Ended December 31,
	($000’s omitted)
	2007	2006	2005	2004	2003
Homebuilding settlement revenues	$8,881,509	$13,975,387	$14,370,667	$11,094,617	$8,482,341

Homebuilding settlement units	27,540	41,487	45,630	38,612	32,693

     Through our brands, which include Pulte Homes, Del Webb, and DiVosta, we offer a wide variety of home designs including single family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to all of our major customer segments: first-time, first and second move-up, and active adult. Over our 58-year history, we have delivered over 500,000 homes.
     As of December 31, 2007, our Homebuilding operations offered homes for sale in 636 communities. Sales prices of homes currently offered for sale in 72% of our communities fall within the range of $100,000 to $400,000 with a 2007 average unit selling price of $322,000, compared with $337,000 in 2006, $315,000 in 2005, $287,000 in 2004, and $259,000 in 2003. Sales of single-family detached homes, as a percentage of total unit sales, were 74% in both 2007 and 2006, compared with 72% in 2005, 80% in 2004, and 83% in 2003. The decline in the percentage of single-family detached homes can be attributed to an increase in sales of townhouses, condominiums, and duplexes, which are most popular among our first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, help to insulate us from demand changes in individual markets. As of December 31, 2007, our Homebuilding business operated in 51 markets spanning 26 states.
Land acquisition and development
     We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through the use of option contracts. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other selected large projects for which the completion of community build-out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2007, we controlled approximately 157,900 lots, of which 131,400 were owned and 26,500 were under option agreements.

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
     To meet the demands of our various customers, we have established a solid design expertise for a wide array of product lines. We believe that we are an innovator in the design of our homes and we view design capacity as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades and interior options and features. In certain markets our strategy is to offer “the complete house” in which most features shown in the home are included in the sales price.
     Typically, our sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the superintendent; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. We have success with the first-time buyer in the low to moderate price range; in such cases, financing under United States government-insured and guaranteed programs is often used and is facilitated through our mortgage company. We also enjoy sales to the move-up buyer and, in certain markets, offer semi-custom homes in higher price ranges.
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
     We have received recognition and awards as a result of our achievements as a homebuilder. In June 2007, Pulte Homes was named among the Top 100 Best Places to Work in IT in Computerworld’s annual rankings. In April 2007, we ranked number 170 on the FORTUNE 500 List. In addition, our Albuquerque, Central Valley, Chicago (Del Webb), Ft. Myers/Naples, Houston, Jacksonville, L.A./Ventura, Orlando, Palm Beach (DiVosta), Philadelphia (Del Webb) and Tucson (Del Webb) operations were recognized for ranking the highest in their markets in the J.D. Power and Associates® 2007 New Home-Builder Customer Satisfaction Study. Nine of our operations ranked second in their respective markets, while six operations ranked third. Pulte brands, which include Pulte Homes, Del Webb, and DiVosta, were surveyed in 26 of the 34 total markets analyzed. The survey noted customer service, home readiness at the time of closing, and the company’s sales staff as the three factors that most heavily influenced the customer’s overall level of satisfaction. This year’s homebuilder rankings also included new studies which evaluated homebuyers’ satisfaction with new-home quality, new-home design, and builder mortgage origination. Pulte Homes’ market operations earned top rankings for new-home quality in eight markets, new-home design in nine markets, and builder mortgage origination in three markets.
     Our Homeowner for LifeTM philosophy has increased our business from customers who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, and www.divosta.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. Approximately 7.3 million potential customers visited our websites during 2007.

Homebuilding Operations (continued)
Construction
     The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. In certain markets, we provide a unique design and production process that is highly efficient, and results in lower costs, higher overall specification, and increased value to our customers. We believe that Pulte Preferred Partnerships (P3), an extension of our quality assurance program, continues to establish new standards for contractor relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.
     We maintain efficient construction operations by using standard materials and components from a variety of sources and, when possible, by building on contiguous lots. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating our materials needs on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule through various strategic business partnerships and e-business initiatives.
     We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future and have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets.
Competition and other factors
     Our operations are subject to building, environmental, and other regulations of various federal, state, and local governing authorities. For our homes to qualify for Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings, or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.
     Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is highly competitive. In each of our market areas, there are numerous homebuilders with which we compete. We also compete with the resales of existing house inventory. Any provider of housing units, for sale or to rent, including apartment builders, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location, and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs; and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Our mortgage bank arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by FNMA, FHLMC, and private investors.
     Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado and Charlotte, North Carolina using a mortgage operations center (“MOC”) concept. We also use a centralized telephone loan officer concept where loan officers are centrally located at mortgage application centers (“MAC”) in Denver and Charlotte. We believe both the MOC and the MAC improve the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers. In 2007, we had a high level of utilization of our online customer questionnaire. The majority of our customers now send us their data online to start the mortgage process. Once the questionnaire is received, an interview is scheduled and the combination of the interview with the data sent online represents our mortgage application.
     In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans and mortgage-backed securities to outside investors.
     Our capture rates for 2007, 2006, and 2005 were 92%, 91%, and 89%, respectively. Our capture rate represents loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements. During 2007, 2006, and 2005, we originated mortgage loans for 76%, 77%, and 75%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years.
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
     The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. The Internet is also an important resource for homebuyers in obtaining financing as a number of companies provide online approval for their customers. These Internet-based mortgage companies may also be considered competitors.
     In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC. In addition to being affected by changes in these programs, our mortgage banking business is also affected by several of the same factors that impact our homebuilding business.
     Our subsidiary title insurance companies serve as title insurance agents in selected markets by providing title insurance policies, and examination and closing services to buyers of homes we sell.
Financial Information About Geographic Areas
     We currently operate primarily within the United States. However, we have some non-operating foreign entities, which are insignificant to our consolidated financial results.

Discontinued Operations
First Heights
     In 2005, we completed the disposal of First Heights, our former bank subsidiary. During the years ended December 31, 2006 and 2005, results of operations were included in income from discontinued operations. Income from discontinued operations for the year ended December 31, 2005 included income tax benefits resulting from the favorable resolution of certain tax matters. We also received payment in December 2005 for a judgment resulting from litigation related to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation and First Heights’ ownership of five failed thrifts. The payment was recorded as income from discontinued operations.
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
     In December 2005, we sold substantially all of our Mexico homebuilding operations to a consortium of purchasers involved in residential and commercial real estate development. We realized cash of $131.5 million related to the sale. The sale of these operations did not include our investment in the capital stock of a mortgage company in Mexico as well as various non-operating entities, which are not considered to be material to our results of operations or our financial position. For 2007, 2006, and 2005, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements.
Argentina
     In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. For the year ended December 31, 2006, loss from discontinued operations included a provision resulting from a contractual adjustment related to the disposition.
Other Non-Operating Expenses
     Other non-operating expenses, net consists of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing, and implementing strategic initiatives centered on new business development and operating efficiencies and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange.
Organization/Employees
     All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit’s management and/or corporate senior management.
     At December 31, 2007, we employed approximately 8,500 people, of which approximately 2,200 people were employed in our vertically-integrated construction operations in our Southwest reporting segment. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit, subsidiary or the Company. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 1A. RISK FACTORS
     Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are, or may become subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.
Downward changes in general economic, real estate construction, or other business conditions could adversely affect our business or our financial results.
     The residential homebuilding industry is sensitive to changes in economic conditions and other factors, such as the level of employment, consumer confidence, consumer income, availability of financing, and interest rate levels. Adverse changes in any of these conditions generally, or in the markets where we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a decrease in our revenues and earnings and would adversely affect our financial condition.
The homebuilding industry is currently experiencing an economic down cycle, which has had an adverse effect on our business and results of operations.
     Prior to 2006, land and home prices rose significantly in many of our markets. However, during 2007 and 2006, the homebuilding industry was impacted by lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories which resulted in an industry-wide softening of demand for new homes. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land and certain other assets. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.
If the market value of our land and homes drops significantly, our profits could decrease.
     The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write-down our inventory to its fair value, and/or we may have to sell land or homes at a loss.
     As a result of the changing market conditions in the homebuilding industry which occurred during 2007 and 2006, we incurred significant land-related charges in 2007 and 2006 resulting from the write-off of deposit and other related costs related to land transactions we no longer plan to pursue, net realizable valuation adjustments related to land positions sold or held for sale, impairments on land assets related to communities under development or to be developed in the future, and impairments of our investments in unconsolidated joint ventures. It is possible that the estimated cash flows from these projects may change and could result in a future need to record additional valuation or net realizable adjustments. Additionally, if conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.

Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria.
     The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.
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
Future increases in interest rates, reductions in mortgage availability, or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.
     Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. Many homebuyers have also chosen adjustable rate, interest-only, or other types of mortgages that involve lower initial monthly payments. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Beginning in early 2007, the availability of certain mortgage financing products has become more constrained as the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. While we do not retain any material risks associated with the loans we originate, our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. Additionally, these developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.
     In addition, we believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. We also believe that the liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is important to the housing market. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans.
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
     The housing industry in the United States is highly competitive. We compete primarily on the basis of price, reputation, design, location, and quality of our homes. We compete in each of our markets with numerous national, regional, and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.
     We also compete with resales of existing or foreclosed homes, housing speculators, and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes and increase cancellations of sales contracts in backlog.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
     The homebuilding industry is highly competitive for skilled labor and materials. Increased costs or shortages of skilled labor and/or lumber, framing, concrete, steel, and other building materials could cause increases in construction costs and construction delays. The current national debate related to immigration reform could impact the related laws and regulations in the markets in which we operate and result in shortages of skilled labor and higher labor and compliance costs, potentially affecting our ability to complete construction and land development. We generally are unable to pass on increases in construction costs to those customers who have already entered into sale contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.
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
     From time to time, we are audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.
We may not realize our deferred income tax assets.
     The ultimate realization of our deferred income tax assets is dependent upon utilization of taxable income in prior carryback years, generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a valuation allowance against certain deferred income tax assets. The valuation allowance may fluctuate as conditions change or if we are unable to implement certain tax planning strategies. An increase in the valuation allowance would reduce the carrying value of the deferred income tax assets and have an adverse impact on our financial position and results of operations.
Government regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or financial results.
     Our operations are subject to building, environmental, and other regulations of various federal, state, and local governing authorities. For our homes to qualify for FHA or VA mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings, or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

     New housing developments may be subject to various assessments for schools, parks, streets, and other public improvements. These can cause an increase in the effective prices for our homes. In addition, increases in property tax rates by local governmental authorities, as recently experienced in response to reduced federal and state funding, can adversely affect the ability of potential customers to obtain financing or their desire to purchase new homes.
     We also are subject to a variety of local, state, and federal laws and regulations concerning protection of health, safety, and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or areas.
     Our financial services operations are also subject to numerous federal, state, and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination, and real estate settlement procedures. They may also subject our operations to examination by applicable agencies. These may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.
Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.
     As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensations, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent to these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently limited and costly. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.
Natural disasters and severe weather conditions could delay deliveries, increase costs, and decrease demand for new homes in affected areas.
     Our homebuilding operations are located in many areas that are subject to natural disasters and severe weather. The occurrence of natural disasters or severe weather conditions can delay new home deliveries, increase costs by damaging inventories, reduce the availability of materials, and negatively impact the demand for new homes in affected areas. Furthermore, if our insurance does not fully cover business interruptions or losses resulting from these events, our earnings, liquidity, or capital resources could be adversely affected.
Inflation may result in increased costs that we may not be able to recoup if demand declines.
     Inflation can have a long-term impact on us because increasing costs of land, materials, and labor may require us to increase the sales prices of homes in order to maintain satisfactory margins. However, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
     This Item is not applicable.
ITEM 2. PROPERTIES
     Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304, where we lease 155,392 square feet of office space. We lease 54,380 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112 and 12300 East Arapahoe Road, Centennial, Colorado 80112. We lease approximately 61,436 square feet and 43,050 square feet, respectively, of office space at these locations. Pulte Mortgage also leases 31,803 square feet of office space at 3700 Arco Corporate Drive, Charlotte, North Carolina 28273. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations.
     Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.
     ITEM 3. LEGAL PROCEEDINGS
     We are involved in various legal and governmental proceedings incidental to our continuing business operations, many involving claims related to certain construction defects. The consequences of these matters are not presently determinable but, in our opinion after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse impact on our results of operations, financial position, or cash flows.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     This Item is not applicable.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
     Set forth below is certain information with respect to our executive officers.

			Year Became
Name	Age	Position	An Officer
William J. Pulte	75	Chairman of the Board	1956
Richard J. Dugas, Jr.	42	President and Chief Executive Officer	2002
Steven C. Petruska	49	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	51	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	49	Executive Vice President, Human Resources	2005
Peter J. Keane	42	Senior Vice President, Operations	2006
Steven M. Cook	49	Vice President, General Counsel and Secretary	2006
Vincent J. Frees	57	Vice President and Controller	1995
Gregory M. Nelson	52	Vice President and Assistant Secretary	1993
Bruce E. Robinson	46	Vice President and Treasurer	1998
The following is a brief account of the business experience of each officer during the past five years:
Mr. Pulte was appointed Chairman of the Board in December 2001. He has also served as Chairman of the Executive Committee of the Board of Directors since January 1999.
Mr. Dugas was appointed President and Chief Executive Officer in July 2003. Prior to that date, he served as Executive Vice President and Chief Operating Officer. He was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since joining our company in 1994, he has served in a variety of management positions.
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
Mr. Frees has been Vice President and Controller since May 1995.
Mr. Nelson has been Vice President and Assistant Secretary since August 1993.
Mr. Robinson has been Vice President and Treasurer since July 1998.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common shares are listed on the New York Stock Exchange (Symbol: PHM).
     Related Stockholder Matters
     The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2007			2006
			Declared			Declared
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$35.10	$25.99	$0.04	$40.72	$36.04	$0.04
2nd Quarter	27.61	22.45	0.04	37.05	26.56	0.04
3rd Quarter	21.85	13.47	0.04	33.23	27.53	0.04
4th Quarter	13.68	9.08	0.04	34.80	28.29	0.04
     At February 20, 2008, there were 1,838 shareholders of record.
Issuer Purchases of Equity Securities (1)

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)
October 1, 2007 to October 31, 2007	582	$14.15	—	$102,342	(1)

November 1, 2007 to November 30, 2007	—	—	—	$102,342	(1)

December 1, 2007 to December 31, 2007	87,535	$11.58	—	$102,342	(1)

Total	88,117	$11.59	—	$102,342	(1)

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During October and December 2007, a total of 88,117 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.
Performance Graph
     The following line graph compares for the fiscal years ended December 31, 2003, 2004, 2005, 2006, and 2007 (a) the yearly cumulative total shareholder return (i.e. , the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Pulte’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the common stock of publicly-traded peer issuers we deem to be our principal competitors in the homebuilding line of business (assuming dividend reinvestment and weighted based on market capitalization at the beginning of each year):

Performance Graph (continued)
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTE HOMES, INC. , S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2007
Assumes Initial Investment of $100

	2002	2003	2004	2005	2006	2007
PULTE HOMES INC	100.00	196.18	268.30	332.10	280.86	90.22
S&P 500 Index — Total Return	100.00	128.69	142.68	149.69	173.33	182.85
PEER Only**	100.00	217.61	288.76	336.34	266.28	116.74

*	Assumes $100 invested on December 31, 2002, and the reinvestment of dividends.

**	Includes Centex Corporation, D.R. Horton Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, The Ryland Group, Inc., Standard Pacific Corporation, and Toll Brothers, Inc.

ITEM 6. SELECTED FINANCIAL DATA
     Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31,
	($000’s omitted)
	2007	2006	2005	2004	2003
OPERATING DATA:
Homebuilding:
Revenues	$9,121,730	$14,075,248	$14,528,236	$11,400,008	$8,701,661

Income (loss) before income taxes	$(2,509,492)	$1,010,368	$2,298,822	$1,635,580	$1,000,513

Financial Services:
Revenues	$134,769	$194,596	$161,414	$112,719	$115,847

Income before income taxes	$42,980	$115,460	$70,586	$47,429	$68,846

Other non-operating:
Revenues	$6,595	$4,564	$4,885	$1,749	$3,281

Loss before income taxes	$(30,391)	$(43,100)	$(92,394)	$(90,685)	$(75,351)

Consolidated results:
Revenues	$9,263,094	$14,274,408	$14,694,535	$11,514,476	$8,820,789

Income (loss) from continuing operations before income taxes	$(2,496,903)	$1,082,728	$2,277,014	$1,592,324	$994,008
Income taxes (benefit)	(222,486)	393,082	840,126	598,751	376,460

Income (loss) from continuing operations	(2,274,417)	689,646	1,436,888	993,573	617,548
Income (loss) from discontinued operations(a)	18,662	(2,175)	55,025	(7,032)	7,086

Net income (loss)	$(2,255,755)	$687,471	$1,491,913	$986,541	$624,634

PER SHARE DATA:
Earnings per share — basic:
Income (loss) from continuing operations	$(9.02)	$2.73	$5.62	$3.93	$2.53
Income (loss) from discontinued operations (a)	0.07	(0.01)	0.22	(0.03)	0.03

Net income (loss)	$(8.94)	$2.73	$5.84	$3.91	$2.56

Weighted-average common shares outstanding (000’s omitted)	252,192	252,200	255,492	252,590	244,323

Earnings per share — assuming dilution:
Income (loss) from continuing operations	$(9.02)	$2.67	$5.47	$3.82	$2.46
Income (loss) from discontinued operations (a)	0.07	(0.01)	0.21	(0.03)	0.03

Net income (loss)	$(8.94)	$2.66	$5.68	$3.79	$2.48

Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	252,192	258,621	262,801	260,234	251,460

Shareholders’ equity	$16.80	$25.76	$23.18	$17.68	$13.78

Cash dividends declared	$0.16	$0.16	$0.13	$0.10	$0.05

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

ITEM 6. SELECTED FINANCIAL DATA (continued)

	December 31,
	($000’s omitted)
	2007	2006	2005	2004	2003
BALANCE SHEET DATA:
House and land inventories	$7,027,511	$9,374,335	$8,756,093	$7,241,350	$5,378,125
Total assets	10,225,703	13,176,874	13,060,860	10,406,897	8,072,151
Senior notes	3,478,230	3,537,947	3,386,527	2,861,550	2,150,972
Shareholders’ equity	4,320,193	6,577,361	5,957,342	4,522,274	3,448,123

	Years Ended December 31,
	2007	2006	2005	2004	2003
OTHER DATA:
Homebuilding:
Total markets, at year-end	51	52	54	45	44
Total active communities	636	690	662	626	535
Total settlements — units	27,540	41,487	45,630	38,612	32,693
Total net new orders — units (a)	25,175	33,925	47,531	40,576	34,989
Backlog units, at year-end	7,890	10,255	17,817	15,916	13,952
Average unit selling price	$322,000	$337,000	$315,000	$287,000	$259,000
Gross profit margin from home sales (b)	(5.0)%	17.4%	23.4%	22.6%	20.6%

(a)	Total net new orders-units for the year ended December 31, 2003 does not include 1,051 units of acquired backlog.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land and community valuation adjustments are included in homebuilding cost of sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     During 2007 and 2006, the U.S. housing market was impacted by a lack of consumer confidence, decreased housing affordability, and large supplies of resale and new home inventories and related pricing pressures. During 2007, these conditions continued to deteriorate and were accompanied by increased foreclosure activity and constraints on the availability of certain mortgage financing products. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and selling incentives to attract homebuyers compared with recent years when we had experienced record growth. The combination of these homebuilding industry and related mortgage financing developments resulted in significant decreases in our revenues and profitability during 2007. Additionally, we incurred total land-related charges of $2 billion and $409.5 million in 2007 and 2006, respectively, which represent significant increases from land-related charges of $30 million in 2005. We also recorded impairments of our investments in unconsolidated joint ventures totaling $189.9 million and $95.4 million in 2007 and 2006, respectively, and goodwill impairments of $370 million in 2007.
     We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging throughout 2008. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we currently anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. In May 2007, we announced a restructuring plan designed to reduce costs and improve ongoing operating efficiencies, which resulted in related charges of $45.7 million in 2007. Given the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.
     Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our outlook is tempered with caution, as conditions in many of the markets we serve across the United States have become increasingly challenging. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.
     The following is a summary of our operating results for 2007, 2006, and 2005 ($000’s omitted):

	Years Ended December 31,
	2007	2006	2005
Pre-tax income (loss):
Homebuilding	$(2,509,492)	$1,010,368	$2,298,822
Financial Services	42,980	115,460	70,586
Other non-operating	(30,391)	(43,100)	(92,394)

Income (loss) from continuing operations before income taxes	(2,496,903)	1,082,728	2,277,014
Income taxes (benefit)	(222,486)	393,082	840,126

Income (loss) from continuing operations	(2,274,417)	689,646	1,436,888
Income (loss) from discontinued operations	18,662	(2,175)	55,025

Net income (loss)	$(2,255,755)	$687,471	$1,491,913

Per share data — assuming dilution:
Income (loss) from continuing operations	$(9.02)	$2.67	$5.47
Income (loss) from discontinued operations	0.07	(0.01)	0.21

Net income (loss)	$(8.94)	$2.66	$5.68

Overview (continued)
     The following is a comparison of pre-tax income (loss) for 2007, 2006, and 2005:
•	Homebuilding pre-tax loss for 2007 was $2.5 billion compared with Homebuilding pre-tax income of $1 billion and $2.3 billion, respectively, for 2006 and 2005. The pre-tax loss experienced in 2007 resulted from lower settlement revenues combined with lower gross margins. In addition, for 2007 and 2006, results of operations were affected by land-related charges totaling $2 billion and $409.5 million, respectively, and impairments of our investments in unconsolidated joint ventures of $189.9 million and $95.4 million, respectively. Gross margins in 2007 were unfavorably impacted by lower selling prices and increased sales incentives. Land-related charges for 2007 and 2006 consisted of write-offs of deposits and other related costs for land transactions we no longer plan to pursue ($239.7 million and $151.2 million, respectively), net realizable valuation adjustments related to land positions sold or held for sale ($199.2 million and $54.6 million, respectively), and impairments on land assets related to communities under development or to be developed in the future ($1.6 billion and $203.8 million, respectively). In addition, we incurred goodwill impairment charges of $370 million in 2007. There were no significant land-related charges in 2005.

•	Pre-tax income from our Financial Services business segment decreased 63% in 2007 compared with 2006 after increasing 64% in 2006 compared with 2005. Pre-tax income for 2006 includes a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, which occurred in the first quarter of 2006. The significant decrease in 2007 is also the result of lower loan originations due to significant decreases in the number of homes closed as well as increased loan loss reserves. Capture rates were 92%, 91%, and 89% in 2007, 2006, and 2005, respectively.

•	Our Other non-operating loss decreased 29% in 2007 compared with 2006 after decreasing 53% in 2006 compared with 2005, due primarily to reductions in compensation-related costs.

Homebuilding Operations
     The following table presents a summary of pre-tax income (loss) for our Homebuilding operations ($000’s omitted):

	Year Ended December 31,
	2007	2006	2005
Home sale revenue (settlements)	$8,881,509	$13,975,387	$14,370,667
Land sale revenue	240,221	99,861	157,569
Home cost of sales (a)	(9,329,354)	(11,544,905)	(11,005,591)
Land cost of sales (b)	(418,177)	(138,528)	(139,377)
Selling, general, and administrative expenses	(1,060,818)	(1,136,027)	(1,107,816)
Equity income (loss) (c)	(190,383)	(95,244)	72,604
Other income (expense), net (d)	(632,490)	(150,176)	(49,234)

Pre-tax income (loss)	$(2,509,492)	$1,010,368	$2,298,822

Unit settlements	27,540	41,487	45,630

Average selling price	$322	$337	$315

Net new orders:
Units	25,175	33,925	47,531
Dollars (e)	$7,812,000	$11,253,000	$15,518,000

Backlog at December 31:
Units	7,890	10,255	17,817
Dollars	$2,510,000	$3,580,000	$6,301,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $1.6 billion, $203.8 million, and $7.7 million for 2007, 2006, and 2005, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $199.2 million, $54.6 million, and $3.1 million for 2007, 2006, and 2005, respectively.

(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $189.9 million and $95.4 million for the years ended December 31, 2007 and 2006, respectively.

(d)	Includes the write-off of deposits and other related costs for land option contracts we no longer plan to pursue of $239.7 million, $151.2 million, and $19.2 million for 2007, 2006, and 2005, respectively. For 2007, other income (expense) includes goodwill impairment charges of $370 million. For 2006, other income (expense) also includes $18.6 million related to the closure of our production facility in Virginia.

(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
     Home sale revenues for the year ended December 31, 2007 were lower than those for the prior year by approximately $5.1 billion, or 36%. Unit settlements decreased 34% in 2007 to 27,540 units, compared with 2006 and increased 9% for 2006 to 41,487 units, compared with 2005. The average selling price for homes closed in 2007, 2006, and 2005 was $322,000, $337,000, and $315,000, respectively. The changes in average selling price reflect a combination of factors, including changes in product mix and geographic mix of homes closed during the period as well as lower market selling prices. The average selling price decreased in the majority of our Homebuilding segments during 2007.
     Homebuilding gross profit margins from home sales in 2007 were negative 5%, compared with positive 17.4% in 2006. In 2006, homebuilding gross profit margins decreased 600 basis points from 23.4% in 2005. The significant decreases in gross profit margins that commenced in 2006 and continued into 2007 were attributable to the difficult market conditions and challenging sales environment where we have realized lower average selling prices and increased sales incentives related to homes closed during the year. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), we recorded land and community valuation adjustments of $1.6 billion and $203.8 million in 2007 and 2006, respectively, which included capitalized interest of $110.8 million and $16 million in 2007 and 2006, respectively. There were no significant valuation adjustments recorded during the year ended December 31, 2005.

Homebuilding Operations (continued)
     We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profit from land sales had negative margin contributions of $178 million and $38.7 million for 2007 and 2006, respectively, compared with a positive margin contribution of $18.2 million for 2005. Land sale revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. Land held for disposition was $252.6 million as of December 31, 2007, compared with $465.8 million at December 31, 2006. During 2007 and 2006, we recorded net realizable value adjustments for land held for sale of $199.2 and $54.6 million, respectively. There were no significant net realizable value adjustments in 2005.
     For the year ended December 31, 2007, selling, general, and administrative expenses, as a percentage of home settlement revenues, increased 380 basis points to 11.9% compared with 2006, after increasing 40 basis points to 8.1% in 2006 compared with 2005. These increases are attributable primarily to reduced overhead leverage as a result of the significant decrease in revenues, lower absorption into inventory of overhead costs due to lower construction volume, net increases in insurance related expenses of $57.7 million and $15.5 million in 2007 and 2006, respectively, and employee severance benefits, including $32 million of severance benefits related to the restructuring plan initiated in May 2007.
     Equity loss was $190.4 million and $95.2 million for 2007 and 2006, respectively, compared with equity income of $72.6 million for 2005. The equity losses experienced for 2007 and 2006 included impairments related to investments in unconsolidated joint ventures totaling $189.9 million and $95.4 million, respectively. Additionally, the decrease in 2006 equity income, compared with the prior year, is also the result of our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. As a result of this acquisition, we own 100% of this entity, which is consolidated in our financial statements. In 2005, earnings for this investment were recorded in equity income. In addition, earnings from our 50% investment in a Nevada-based joint venture, related to the sale of commercial and residential properties, decreased in 2006 as the venture substantially completed its operations in 2005.
     Other income (expense), net includes the write-off of deposits and other related costs resulting from decisions not to pursue certain land acquisitions and options, insurance-related expenses and settlements, and other non-operating expenses. The changes in other income (expense), net are due in part to write-offs of deposit and other related costs during 2007, 2006, and 2005 of $239.7 million, $151.2 million, and $19.2 million, respectively. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital. Other income (expense), net also includes goodwill impairment charges of $370 million in 2007 and charges of $2.3 million and $18.5 million in 2007 and 2006, respectively, related to the closure of a production facility located in Virginia.

Homebuilding Operations (continued)
     For 2007, unit net new orders decreased 26% to 25,175 units compared with 2006. For 2006, unit net new orders decreased 29% to 33,925 units, compared with 2005. Cancellation rates were 33%, 29%, and 17% in 2007, 2006, and 2005, respectively. Most markets experienced a substantial increase in resale and new home inventory, and this, combined with declining consumer confidence, decreased housing affordability, increased interest rates, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and reduced net new orders during 2007 and 2006.
     The dollar value of net new orders decreased 31% for 2007 compared with 2006 and decreased 27% for 2006 compared with 2005. The average selling price of net new orders decreased 7% to $310,000 in 2007 after increasing 2% to $332,000 in 2006. At December 31, 2007, we had 636 active selling communities, a decrease of 8% from December 31, 2006. At December 31, 2006, we had 690 active selling communities, an increase of 4% from December 31, 2005. Ending backlog, which represents orders for homes that have not yet closed, was 7,890 units at December 31, 2007 with a dollar value of $2.5 billion. Ending backlog was 10,255 units at December 31, 2006 with a dollar value of $3.6 billion.
     At December 31, 2007 and 2006, our Homebuilding operations controlled approximately 157,900 and 232,200 lots, respectively. Approximately 131,400 and 158,800 lots were owned, and approximately 24,800 and 63,700 lots were under option agreements approved for purchase at December 31, 2007 and 2006, respectively. In addition, there were approximately 1,700 and 9,700 lots under option agreements, pending approval, at December 31, 2007 and 2006, respectively. During 2007, we withdrew from land option contracts representing approximately 43,900 lots valued at $2.4 billion.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.5 billion at December 31, 2007. In addition, total purchase price related to land under option pending approval was valued at approximately $95.1 million at December 31, 2007. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and advanced costs totaling $226.2 million, of which $3.7 million is refundable. This balance excludes $25.8 million of contingent payment obligations which may or may not become actual obligations of the Company.

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

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Texas Area includes the following state:
Texas

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our Nevada homebuilding operations are reported in the Southwest segment.
     We also have one reportable segment for our financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and our other subsidiaries. Our Financial Services segment operates generally in the same markets as our Homebuilding segments.

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our homebuilding reporting segments:

	Year Ended December 31,
	2007	2006	2005
Home sale revenue (settlements) ($000’s omitted):
Northeast	$1,113,805	$1,650,129	$1,856,906
Southeast	1,173,485	1,254,337	950,792
Florida	1,087,918	2,209,864	2,247,513
Midwest	1,146,991	1,639,940	2,055,483
Central	575,541	894,450	793,273
Southwest	2,316,147	3,694,571	3,259,913
California	1,467,622	2,632,096	3,206,787

	$8,881,509	$13,975,387	$14,370,667

Income (loss) before income taxes ($000’s omitted):
Northeast	$(149,793)	$127,376	$326,399
Southeast	72,799	88,162	86,683
Florida	(347,587)	381,924	475,939
Midwest	(339,193)	(90,695)	140,232
Central	(121,351)	16,038	10,560
Southwest	(249,173)	714,185	745,163
California	(545,369)	107,368	654,940
Unallocated (a)	(829,825)	(333,990)	(141,094)

	$(2,509,492)	$1,010,368	$2,298,822

Unit settlements:
Northeast	2,573	3,489	3,909
Southeast	3,990	4,504	4,127
Florida	4,007	7,374	8,784
Midwest	3,888	5,548	7,344
Central	2,623	4,815	4,959
Southwest	7,318	10,548	10,237
California	3,141	5,209	6,270

	27,540	41,487	45,630

Net new orders – units:
Northeast	2,447	2,813	4,019
Southeast	3,563	4,632	4,888
Florida	4,047	4,501	8,383
Midwest	3,319	5,201	7,701
Central	2,371	4,323	5,776
Southwest	6,609	8,365	10,723
California	2,819	4,090	6,041

	25,175	33,925	47,531

Unit backlog:
Northeast	791	917	1,593
Southeast	1,281	1,708	1,580
Florida	1,252	1,212	4,085
Midwest	828	1,397	1,744
Central	870	1,122	1,614
Southwest	2,010	2,719	4,902
California	858	1,180	2,299

	7,890	10,255	17,817

(a)	Unallocated includes amortization of capitalized interest of $315 million, $255.7 million, and $179.6 million for 2007, 2006, and 2005, respectively; goodwill impairment of $370 million for 2007; and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

Homebuilding Segment Operations (continued)

	Year Ended December 31,
	2007	2006	2005
Controlled Lots:
Northeast	13,152	27,524	44,088
Southeast	17,170	23,332	31,863
Florida	35,348	48,640	70,434
Midwest	14,098	23,082	47,414
Central	13,023	18,320	28,251
Southwest	49,746	66,034	97,290
California	15,321	25,291	43,275

	157,858	232,223	362,615

Land and community valuation adjustments ($000’s omitted):

Northeast	$116,418	$22,206	$—
Southeast	17,089	1,083	—
Florida	283,919	22,715	—
Midwest	240,380	73,152	7,110
Central	97,615	3,269	608
Southwest	335,044	9,774	—
California	398,717	55,569	—

Total segment land and community valuation adjustments	1,489,182	187,768	7,718
Corporate and unallocated (a)	114,473	16,000	—

Total valuation adjustments	$1,603,655	$203,768	$7,718

Net realizable value adjustments (NRV) - land held for sale ($000’s omitted):
Northeast	$16,051	$3,204	$—
Southeast	6,652	—	14
Florida	27,633	5,596	—
Midwest	103,374	29,784	314
Central	19,140	8,679	2,756
Southwest	14,859	7,014	—
California	11,538	293	—

Total NRV adjustments – land held for sale	199,247	$54,570	$3,084

Write-off of deposits and pre-acquisition costs ($000’s omitted):
Northeast	$60,863	$33,798	$2,931
Southeast	3,114	4,514	2,194
Florida	46,763	25,108	1,119
Midwest	10,940	31,644	7,590
Central	5,302	3,987	1,767
Southwest	54,870	21,013	2,283
California	57,864	33,102	2,548

Total segment write-off of deposits and pre-acquisition costs	239,716	153,166	20,432
Corporate and unallocated	—	(1,981)	(1,237)

Total write-off of deposits and pre-acquisition costs	$239,716	$151,185	$19,195

Impairments of investments in unconsolidated joint ventures:
Southwest	$59,075	$—	$—
California	128,303	95,400	—
Corporate and unallocated (b)	2,485	—	—

Total joint venture impairments	$189,863	$95,400	$—

(a)	Corporate and unallocated includes $110.8 million and $16 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments recorded during the years ended December 31, 2007 and 2006 and $3.7 million of land and community valuation adjustments related to our Puerto Rico operations for the year ended December 31, 2007.

(b)	Corporate and unallocated includes impairments of $2.5 million related to our joint ventures in Puerto Rico.

Homebuilding Segment Operations (continued)
Northeast:
     For 2007, Northeast home sale revenues decreased 33% compared with the prior year period due to a 26% decrease in unit settlements combined with an 8% decrease in the average selling price, including significant home sale revenue reductions in our Metro New York market. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $193.3 million in impairments and land-related charges, which resulted in a reduction of approximately 12,800 lots under control. Northeast recorded impairments and land-related charges of $59.2 million in 2006. Net new orders decreased 13% compared with 2006 while the cancellation rate increased to 24% compared with 22% in 2006.
     For 2006, Northeast operations experienced weakened demand for new homes primarily as a result of increases in existing home inventories. Home sale revenues in 2006 decreased 11% due to an 11% decrease in closings. Average sales prices in 2006 were consistent with 2005. For 2006, operating results were negatively impacted by $59.2 million of impairments and land-related charges. There were no significant impairments or land-related charges in 2005. Net new orders for 2006 decreased 30% compared with 2005. During 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. Cancellation rates for 2006 were 22% compared with 14% for 2005.
Southeast:
     Our Southeast segment continued to contribute positively to operating results in 2007 due to strength in local demographic factors and a continued shift in our product mix toward higher price point customers, especially active adult buyers as large active adult communities were opened in our markets in Georgia and the Carolinas at various points during 2006 and 2007. For 2007, Southeast home sale revenues decreased 6% compared with the prior year period as an 11% decrease in unit settlements was offset by a 6% increase in the average selling price. Income before income taxes decreased compared with the prior year period due to $26.9 million in impairments and land-related charges, which resulted in a reduction of approximately 4,700 lots under control. Southeast recorded land-related charges of $5.6 million in 2006. Net new orders declined by 23% compared with 2006 partially due to 2006 including new orders from the successful openings of our large active adult communities in our Charlotte, Raleigh, and Georgia markets. The cancellation rate in 2007 was 28% compared with 24% in 2006.
     For 2006, Southeast operations contributed positively to our Homebuilding operating results, evidenced by increased revenues and unit settlements as well as higher average selling prices and profits compared with prior year periods. The increases in the Southeast’s profitability were attributable to a continued shift in product mix toward the active adult homebuyer. Additionally, we opened a new large active adult community in Charlotte during 2006. Southeast home sale revenues increased 32% compared with 2005 due to a 9% increase in unit settlements combined with a 21% increase in the average selling price. Our Southeast operations recorded impairments and land-related charges of $5.6 million in 2006. There were no significant impairments or land-related charges recorded in 2005. Net new orders in 2006 decreased 5% compared with 2005. The reduction in new orders during 2006 contributed to the increase in cancellation rates. Cancellation rates for 2006 were 24% compared with 18% for 2005.

Homebuilding Segment Operations (continued)
Florida:
     Our Florida segment continues to be challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state. For 2007, Florida home sale revenues decreased 51% compared with the prior year period due to a 46% decrease in unit settlements combined with a 9% decrease in the average selling price, including significant home sale revenue reductions in our Orlando and Southwest Florida markets. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $358.3 million in impairments and land-related charges, which resulted in a reduction of approximately 7,700 lots under control. Florida recorded impairments and land-related charges of $53.4 million in 2006. Net new orders declined by 10% due to the difficult market conditions. Cancellation rates for 2007 were 30%, which was comparable to the 2006 cancellation rate of 31%.
     During 2006, our Florida operations experienced weakened demand, largely attributable to increased existing home inventories, especially in Orlando and Naples/Ft. Myers. Florida experienced high cancellation rates and pricing pressures associated with excess inventories and aggressive sales incentives offered by competitors. Florida’s home sale revenues decreased 2% compared with 2005, as a 16% decrease in unit settlements was offset by a 17% increase in average selling price. During 2006, we recorded impairments and land-related charges of $53.4 million. There were no significant impairments and land-related charges recorded in 2005. Net new orders for 2006 decreased 46% compared with 2005. For 2006, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all Florida markets. For 2006, cancellation rates were approximately 31% compared with 12% for 2005.
Midwest:
     Our Midwest segment continues to face difficult local economic conditions in the majority of its markets. For 2007, Midwest home sale revenues decreased 30% compared with the prior year period due to a 30% decrease in unit settlements, as all of our Midwest markets experienced home sale revenue reductions. Average selling prices were flat. The increase in the loss before income taxes was primarily attributable to this reduction in revenues and $354.7 million in impairments and land-related charges, which resulted in a reduction of approximately 2,900 lots under control. Midwest recorded impairments and land-related charges of $134.6 million in the prior year period. Net new orders declined by 36% due to the difficult market conditions. Cancellation rates were approximately 26% for 2007 compared with 20% for 2006.
     The Midwest operations were one of the most challenged areas in the country in 2006 as Cleveland and Michigan experienced weakened demand due to difficult local economic conditions. Midwest home sale revenues decreased 20% compared with 2005 as a 24% decrease in unit settlements was offset by a 6% increase in average selling price. For 2006, Midwest operating results were negatively impacted by impairments and land-related charges of $134.6 million. There were no significant impairments or land-related charges recorded in 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. Net new orders in 2006 decreased 32% compared with 2005. For 2006, cancellation rates were approximately 20% compared with 17% for 2005.
Central:
     For 2007, Central home sale revenues decreased 36% compared with the prior year period due to a 46% decrease in unit settlements, as all of our Central markets experienced home sale revenue reductions. This lower unit volume was partially offset by an 18% increase in average selling prices. The loss before income taxes was primarily attributable to this reduction in revenues and $122.1 million in impairments and land-related charges, which resulted in a reduction of approximately 1,400 lots under control. Central recorded impairments and land-related charges of $15.9 million in 2006. Net new orders declined by 45% due to the difficult market conditions. For 2007, cancellation rates were approximately 34% compared with 30% for 2006.
     For 2006, Central home sale revenue increased 13% compared with 2006 as a 3% decrease in unit settlements was offset by a 16% increase in average selling price. Higher average selling prices realized during 2006 were the result of unit settlements in new communities in Texas. During 2006, Central operating results were negatively impacted by impairments and land-related charges of $15.9 million. There were no significant impairments or land-related charges in 2005. Net new orders for 2006 decreased 25% compared with 2005. For 2006, cancellation rates were approximately 30% compared with 22% for 2005.

Homebuilding Segment Operations (continued)
Southwest:
     Market conditions in our Arizona operations deteriorated markedly in 2007 while our Las Vegas and New Mexico markets remained challenged as well. For 2007, Southwest home sale revenues decreased 37% compared with the prior year period due to a 31% decrease in unit settlements combined with a 10% decrease in average selling prices, mostly due to home sale revenue reductions in our Las Vegas market. The loss before income taxes was primarily attributable to this decrease in revenues combined with a significant decline in gross margin and $404.8 million in impairments and land-related charges, which resulted in a reduction of approximately 7,600 lots under control. In addition, Southwest’s results include impairments of $59.1 million related to two unconsolidated joint ventures. Southwest recorded impairments and land-related charges of $37.8 million in 2006. Net new orders declined by 21% due to the difficult market conditions. Cancellation rates were approximately 37% for 2007 compared with 35% for 2006.
     In 2006, the Southwest operations contributed positively to our Homebuilding operating results, evidenced by increased revenues, unit settlements and higher average selling prices compared with 2005. Southwest home sale revenue increased 13% in 2006 due to a 3% increase in unit settlements combined with a 10% increase in average selling price. However, during 2006, our Southwest operations recorded impairments and land-related charges of $37.8 million. There were no significant impairments or land-related charges recorded in 2005. Operating results for the Southwest segment were positively impacted by our January 2006 acquisition of the remaining 50% interest in an entity that supplies and installs basic building components and operating systems in both Arizona and Nevada. During 2005, income from this entity was recorded as equity income and had no impact on segment pre-tax income. Net new orders for 2006 decreased 22% compared with 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. For 2006, cancellation rates were approximately 35% compared with 16% for 2005.
California:
     Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory in substantially all of our markets. For 2007, California home sale revenues decreased 44% compared with the prior year period due to a 40% decrease in unit settlements combined with an 8% decrease in average selling prices, as a majority of our California markets experienced home sale revenue reductions. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $468.1 million in impairments and land-related charges, which resulted in a reduction of approximately 6,900 lots under control. Also included in California’s results for 2007 is an impairment of $128.3 million related to unconsolidated joint ventures. In 2006, California recorded impairments and land-related charges of $89 million and a $95.4 million valuation adjustment related to two of our unconsolidated joint ventures located in Sacramento. Net new orders declined by 31% in 2007 due to the difficult market conditions. Cancellation rates were approximately 43% for 2007 compared with 36% for 2006.
     The California segment was impacted in 2006 by weakened demand for new homes, evidenced by increased resale inventories and pricing pressures, especially in Sacramento. California home sale revenues decreased 18% in 2006 due primarily to a 17% decrease in unit settlements. Average selling prices remained consistent with 2005. In 2006, California recorded impairments and land-related charges of $89 million and a $95.4 million valuation adjustment related to two of our unconsolidated joint ventures located in Sacramento. There were no significant impairments or land-related charges recorded in 2005. During 2006, reduced new order sign-up activity resulted in higher cancellation rates. Net new orders for 2006 decreased 32% compared with 2005. For 2006, cancellation rates were approximately 36% compared with 24% for 2005.

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
     The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2007	2006	2005
Net gain from sale of mortgages	$75,539	$110,759	$81,084
Mortgage origination and servicing fees	12,807	17,317	22,020
Interest income	21,807	33,494	25,961
Title services	20,802	29,833	29,496
Other revenues	3,814	3,193	2,853

Total Financial Services revenues	134,769	194,596	161,414
Expenses	(92,150)	(111,468)	(93,574)
Gain on sale of equity investment	—	31,635	—
Equity income	361	697	2,746

Income before income taxes	$42,980	$115,460	$70,586

Total originations:
Loans	23,404	40,269	42,994

Principal	$5,336,400	$8,683,500	$8,528,600

Originations for Pulte customers:
Loans	23,272	40,117	42,302

Principal	$5,309,100	$8,642,900	$8,397,600

     Mortgage origination unit volume and principal volume decreased 42% and 39%, respectively, in 2007 compared with 2006. The decreases in unit and principal volume are due primarily to lower home settlements in 2007 compared with 2006. This factor was partially offset by an increase in the capture rate to 92% in 2007 from 91% in 2006 as well as a higher average loan size. During 2006, mortgage origination unit volume decreased 6% while mortgage origination principal volume increased 2% compared with 2005. The decrease in unit volume is attributable to lower home settlements offset by a higher capture rate in 2006 (91%) compared with 2005 (89%), while the increase in origination principal volume is attributable to a higher average loan size. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. Our Homebuilding customers continue to account for substantially all loan production, representing nearly 100% of Pulte Mortgage unit production for 2007 and 2006 compared with 98% in 2005.
     The mortgage industry experienced a significant shift away from adjustable rate mortgages (ARMs) to fixed rate mortgages during 2007 and 2006. ARMs, which generally have a lower profit per loan than fixed rate products, represented 8% of total funded origination dollars and 6% of total funded origination units in 2007 compared with 28% and 22%, respectively, in 2006 and 45% and 39%, respectively, in 2005. Interest-only mortgages, a component of ARMs, represented 74% of ARMs origination dollars and 72% of ARMs origination units in 2007 compared with 79% and 81%, respectively, in 2006 and 65% and 56%, respectively, in 2005. As a result, interest-only mortgages represented 6%, 22%, and 29% of total funded origination dollars in 2007, 2006, and 2005, respectively.

Financial Services Operations (continued)
     Our customers’ average FICO scores for 2007, 2006, and 2005 were 745, 743, and 741, respectively. Average Combined Loan-to-Value was 82% for both 2007 and 2006 and 81% for 2005. At December 31, 2007, our loan application backlog was $1.5 billion, compared with $2.1 billion and $4.2 billion at December 31, 2006 and 2005, respectively.
     Based on principal dollars, approximately 4% of the loans we originated during 2007 were considered sub-prime loans, which we define as first mortgages with FICO scores below 620. Approximately 14% of 2007 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 620 or higher. The remaining 82% of 2007 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 620 or higher. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained in 2007 as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.
     Pre-tax income decreased 63% in 2007 compared with 2006. During 2006, we sold our investment in Su Casita, a Mexico-based mortgage banking company. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million in 2006. Excluding this gain, pre-tax income decreased significantly in 2007 compared with 2006, primarily due to lower originations and increased loan loss reserves. This decrease was partially offset by an increase in average loan size and the shift in funded product mix toward fixed rate and agency loans, which are more profitable for us. The percentage of total origination dollars from brokered loans, which are funded by third party lenders and are therefore less profitable to us, was comparable in 2007 and 2006.
     Pre-tax income increased 64% in 2006 compared with 2005, primarily due to the sale of our investment in Su Casita. Excluding this gain, pre-tax income increased in 2006 compared with 2005 due to the combination of increased origination principal volume and a shift in product mix to more profitable loans, including a small decline in the mix from brokered loans.
     Interest income in 2007 was 35% lower than in 2006, primarily due to the significant decrease in loan origination volume offset slightly by higher loan yields. For 2006, interest income increased 29% compared with 2005, due to the increase in funded origination volume combined with higher loan yields. Revenues from our title operations decreased 30% in 2007 compared with 2006 due to the decline in loan origination volume and stayed fairly even in 2006 compared with 2005 based on the lack of significant change in origination principal volume. Expenses decreased significantly in 2007 due to the decrease in volume and reduced headcount offset by higher loan loss reserves and less leverage of our fixed operating costs.
     Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. During 2007, however, we experienced increases in our loans held for investment, non-performing portfolio loans, and foreclosed properties as well as higher expected losses on repurchased loans. As a result, our overall loan loss reserves increased to $11.7 million at December 31, 2007 compared with $1.7 million at December 31, 2006.
     We hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.

Other Non-Operating
     Other non-operating expenses consists of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing, and implementing strategic initiatives centered on new business development and operating efficiencies and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from year to year as these strategic initiatives evolve.
     The following table presents results of operations ($000’s omitted):

	Years Ended December 31,
	2007	2006	2005
Net interest (income) expense	$(2,731)	$531	$43,344
Other expenses, net	33,122	42,569	49,050

Loss before income taxes	$30,391	$43,100	$92,394

     Our higher invested cash balances during 2007 resulted in interest income in excess of amounts expensed compared with net interest expense in 2006. The decrease in net interest expense in 2006 compared with 2005 was the result of an increase in the amount of interest capitalized into homebuilding inventory. Changes in other expenses, net for 2007 and 2006 compared with 2005 were primarily due to reductions in compensation-related costs.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest expensed to homebuilding cost of sales for the years ended December 31, 2007 and 2006 includes $110.8 and $16 million, respectively, related to land and community valuation adjustments. Information related to corporate interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2007	2006	2005
Interest in homebuilding inventory at beginning of year	$235,596	$229,798	$223,591
Interest capitalized into homebuilding inventory	240,000	261,486	185,792
Interest expensed to homebuilding cost of sales	(314,998)	(255,688)	(179,585)

Interest in homebuilding inventory at end of year	$160,598	$235,596	$229,798

Interest incurred *	$243,864	$266,561	$234,024

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.
Income Taxes
     Our income tax assets and liabilities and related effective tax rate are affected by a number of factors. Income taxes were provided at an effective tax rate of 8.9%, 36.3%, and 36.9% for 2007, 2006, and 2005, respectively. The effective tax rate during 2007 was lower than in prior years primarily due to a $621.9 million non-cash deferred tax valuation allowance. Excluding the valuation allowance and goodwill impairment charges, the effective tax rate would have been approximately 38% for 2007.

Discontinued Operations
First Heights
     In 2005, we completed the disposal of First Heights, our former bank subsidiary. During the years ended December 31, 2006 and 2005, after-tax income was $189 thousand and $56.5 million, respectively, and is included in income from discontinued operations. Income from discontinued operations for the year ended December 31, 2005 includes $7.8 million related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters. We also received payment in December 2005 of a $48.7 million judgment resulting from litigation related to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation and First Heights’ ownership of five failed thrifts. The payment was recorded as income from discontinued operations.
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
     For 2007, 2006, and 2005, the Mexico homebuilding operations have been presented as discontinued operations in our Consolidated Financial Statements. For 2007, income from discontinued operations represents $18.7 million in refundable income taxes related to our investment in our discontinued Mexico homebuilding operations.
Argentina Operations
     In January 2005, we sold all of our Argentina operations to an Argentine company involved in residential and commercial real estate development. For the year ended December 31, 2006, loss from discontinued operations included a provision of $111 thousand, net of taxes, resulting from a contractual adjustment related to the disposition.
Liquidity and Capital Resources
     We finance our homebuilding land acquisitions, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources will provide for our current and long-term capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are necessary if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations.
     At December 31, 2007, we had cash and equivalents of $1.1 billion and $3.5 billion of senior notes outstanding. Other financing included non-recourse collateralized financing totaling $9.4 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.
     Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 44.6% at December 31, 2007, and approximately 35.9% net of cash and equivalents.
     We amended our unsecured revolving credit facility twice during 2007, decreasing the borrowing capacity from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. In February 2008, we amended the credit facility again and decreased the borrowing capacity to $1.6 billion. Under the terms of the credit facility, we have the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets.

Liquidity and Capital Resources (continued)
     The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio of 55%, and we are required to meet a tangible net worth minimum each quarter. At December 31, 2007, our debt-to-total capitalization ratio (as defined in the credit facility) was 42.6% while our tangible net worth (as defined in the credit facility) cushion was $818.5 million after giving effect to the February 2008 amendment. In the event market conditions deteriorate in the future and result in additional significant land-related charges, our tangible net worth may come close to or fall below the required minimum. Violations of any of the covenants in the credit facility, if not cured or waived by the lenders, could result in an optional maturity date acceleration by the lenders. In the event this were to occur, we would seek to replace the financing provided by the credit facility. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for us, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility can increase in increments ranging from 0.125% to 0.375% and the debt-to-total capitalization ratio covenant threshold can decrease in increments of 2.5%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion. As of December 31, 2007, we had no borrowings outstanding and $1.41 billion available for borrowing under this facility.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At December 31, 2007, Pulte Mortgage had committed credit arrangements of $705 million, comprised of a $405 million bank revolving credit facility and a $300 million asset-backed commercial paper program. Due to the reduced loan origination volume and unfavorable changes in the asset-backed commercial paper market, Pulte Mortgage amended its commercial paper program twice during 2007, which, among other things, reduced the capacity from $550 million to the $300 million available at December 31, 2007. In February 2008, Pulte Mortgage further amended the commercial paper program to reduce the capacity to $150 million. After giving effect to the most recent amendment, Pulte Mortgage has committed credit arrangements of $555 million, comprised of a $405 million bank revolving credit facility and a $150 million commercial paper program. The credit agreements require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the last twelve months of the preceding calendar year ($52.8 million for 2008) and funded debt cannot exceed 15 times tangible net worth. Pulte Mortgage had $440.6 million outstanding under its committed credit arrangements at December 31, 2007.
     We have experienced downgrades in our credit ratings during 2007 by each of the major credit rating agencies. While such downgrades do not directly impact our senior notes, they could increase the cost of borrowing under our unsecured revolving credit facility and limit our ability to obtain additional financing or refinancing on favorable terms. In the event of additional downgrades, the lenders under Pulte Mortgage’s asset-backed commercial paper program may have the right at their discretion to require early repayment of outstanding balances or place other restrictions on our ability to utilize the asset-backed commercial paper program. In the event of such an occurrence, we believe we have capacity through other sources to meet Pulte Mortgage’s anticipated financing needs.
     Our net cash provided by operating activities in 2007 amounted to $1.2 billion while net cash used in operating activities was $267.5 million in 2006. For 2005, net cash provided by operating activities was $18.7 million. The primary drivers of cash flow from operations are profitability and investments in inventory. In 2007, the net loss was largely attributable to non-cash asset impairments, including land-related charges, impairments of goodwill and investments in unconsolidated entities, and a deferred tax valuation allowance. In addition, we significantly reduced our investments in land inventory in light of the challenging conditions in the homebuilding industry. In 2006, the reduced profitability compared with 2005 was coupled with significant investments in land inventory. In 2005, net income was offset primarily by significant investments in land inventory.
     Cash used in investing activities was $221.4 million in 2007 compared with $86.7 million in 2006 and $25.3 million in 2005. The increase in cash used in investing activities during 2007 compared with 2006 resulted primarily from investments of $217.5 million in unconsolidated entities. The increase in cash used in investing activities in 2006 compared with 2005 resulted primarily from the use of $65.8 million, net of cash acquired, to purchase the remaining 50% of an entity that installs basic building components and operating systems. In addition, we received cash of $49.2 million in 2006 for the sale of subsidiaries and equity investments, primarily resulting from the sale of our Mexico homebuilding operations.

Liquidity and Capital Resources (continued)
     Net cash used in financing activities totaled $487.6 million and $96.2 million in 2007 and 2006, respectively, compared with net cash provided by financing activities of $700.4 million in 2005. The cash used in financing activities in 2007 and 2006 were largely attributable to reductions in outstanding borrowings under various credit arrangements as the result of the lower volumes in our Homebuilding and Financial Services operations. Offsetting this to some degree in 2007 was a significant reduction in stock repurchases under our stock repurchase programs. The cash provided by financing activities in 2005 resulted primarily from increased borrowings under our Pulte Mortgage credit arrangements to fund the increase in funded loan originations and the issuance of $650 million in senior notes to help fund additional investments in land inventory.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during 2007. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2007.
Inflation
     We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in many of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected.
Seasonality
     We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced significant increases in revenues and cash flow from operations during the fourth quarter based on the timing of home settlements.

Contractual Obligations and Commercial Commitments
     The following table summarizes our payments under contractual obligations as of December 31, 2007:

	Payments Due by Period
	($000’s omitted)
	Total	2008	2009-2010	2011-2012	After 2012
Contractual obligations:
Long-term debt (a)	$6,408,960	$224,857	$772,008	$1,051,604	$4,360,491
Operating lease obligations	239,537	56,118	81,714	38,888	62,817
Other long-term liabilities (b)	10,465	4,677	4,833	955	—

Total contractual obligations (c)	$6,658,962	$285,652	$858,555	$1,091,447	$4,423,308

(a)	Represents our senior notes and related interest payments.

(b)	Represents our non-recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or purchase obligations.
     We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2007, we had agreements to acquire approximately 26,500 homesites through option contracts and unconsolidated entities in which we have investments. At December 31, 2007, we had $222.5 million of non-refundable option deposits and advanced costs related to certain of these agreements.
     We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. We are also subject to income tax in certain foreign jurisdictions related to operations previously sold or discontinued. As of December 31, 2007, we had $86.2 million of gross unrecognized tax benefits and $21.1 million and $12.1 million of related accrued interest and penalties, respectively. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2006.
     The following table summarizes our other commercial commitments as of December 31, 2007:

	Amount of Commitment Expiration by Period
	($000’s omitted)
	Total	2008	2009-20010	2011-2012	After 2012
Other commercial commitments:
Guarantor revolving credit facilities (a)	$1,860,000	$—	$—	$1,860,000	$—
Non-guarantor revolving credit facilities (b)	705,000	300,000	405,000	—	—
Standby letters of credit (c)	46,549	39,699	6,850	—	—

Total commercial commitments (d)	$2,611,549	$339,699	$411,850	$1,860,000	$—

(a)	Includes capacity to issue up to $1.125 billion in standby letters of credit, of which $447 million was outstanding at December 31, 2007. In February 2008, we amended the credit facility and decreased the borrowing capacity to $1.6 billion.

(b)	Includes credit facility of $405 million and $300 million asset-backed commercial paper program. In February 2008, we amended the commercial paper program to reduce the capacity to $150 million.

(c)	Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

(d)	Excludes performance and surety bonds of approximately $1.5 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements
     We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2007, we had outstanding letters of credit of $493.6 million. Performance bonds and surety bonds do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.5 billion at December 31, 2007, are typically outstanding over a period of approximately 3-5 years. We do not believe that there will be draws upon any such letters of credit or performance bonds.
     In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2007, these agreements totaled approximately $1.6 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2007, we consolidated certain variable interest entities with assets totaling $20.8 million.
     At December 31, 2007 and 2006, aggregate outstanding debt of unconsolidated joint ventures was $602.5 million and $935.9 million, respectively. At December 31, 2007 and 2006, our proportionate share of joint venture debt was approximately $134 million and $312.8 million, respectively. At December 31, 2007 and 2006, we provided non-recourse debt guarantees for $124.5 million and $304.1 million, respectively, of joint venture debt. In the case of most joint ventures, we have agreed to indemnify the joint venture’s lenders for certain environmental contingencies, and most guarantee arrangements provide that we are responsible for our proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. We would not be responsible under these guarantees unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by us.
     For 2007, 2006, and 2005, we recognized equity income (loss) from our unconsolidated joint ventures of $(190) million, $(62.9) million, and $75.4 million, respectively. The equity loss recognized during 2007 and 2006 includes land valuation adjustments of $189.9 million and $95.4 million, respectively, which relate to certain of our joint ventures located in our California and Southwest reportable segments.
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
Revenue recognition
     Homebuilding – Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed.

Critical Accounting Policies and Estimates (continued)
     Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees, and certain direct loan origination costs are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.
Inventory valuation
     Inventories are stated at accumulated cost unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction.
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
     Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the home, an average lot cost based on expected land acquisition and development costs for the project, as well as closing costs and commissions applicable to the home. Construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total project land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. Adjustments to estimated total land acquisition and development costs for the project affect the amounts costed for the project’s remaining lots.
Residential mortgage loans
     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Gains and losses from sales of mortgage loans are recognized when the loans are sold. We hedge our residential mortgage loans available-for-sale. Gains and losses from closed commitments and futures contracts are matched against the related gains and losses on the sale of mortgage loans.
     Loans held for investment consist of interim financing mortgage loans for certain of our customers as well as a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful.
Goodwill and intangible assets
     We have recorded certain intangible assets and goodwill, most of which relate to the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired. If we determine that the carrying value of intangible assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment based on several accepted valuation methods. For assets related to ongoing operations, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For assets to be disposed of, we assess the fair value of the asset based on current market conditions for similar assets. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control.

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
Insurance
     We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under those policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported.
     We are also self-insured for certain of our medical and dental claims and reserve for costs to cover our liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported.
Stock-based compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant effect on basic and diluted earnings per share for the year ended December 31, 2006.

     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123.
Income taxes
     The Company calculates its provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible or carryback to prior tax years. In determining the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.
New Accounting Pronouncements
     See Note 1 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2007 and 2006, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2007 for the
	Years ended December 31,
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Rate-sensitive liabilities:

Fixed interest rate debt

Senior notes	$—	$338,812	$—	$—	$698,563	$2,450,000	$3,487,375	$2,962,634
Average interest rate	—	4.88%	—	—	7.95%	6.24%	6.45%	—

Non-recourse collateralized financing	$4,120	$3,490	$890	$890	$—	$—	$9,390	$9,390
Average interest rate	5.65%	5.57%	7.25%	7.25%	—	—	5.93%	—

	As of December 31, 2006 for the
	Years ended December 31,
						There-		Fair
	2007	2008	2009	2010	2011	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$—	$400,000	$—	$698,563	$2,450,000	$3,548,563	$3,584,523
Average interest rate	—	—	4.88%	—	7.95%	6.24%	6.42%	—

Non-recourse collateralized financing	$19,755	$3,484	$3,650	$—	$—	$—	$26,889	$26,889
Average interest rate	.31%	1.25%	2.37%	—	—	—	.71%	—
     Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2007 and 2006, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.
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
     Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100, and 150 basis points would not be material to our financial results.
     At December 31, 2007, our aggregate net investment exposed to foreign currency exchange rate risk includes our remaining non-operating investments in Mexico, which approximated $5 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PULTE HOMES, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
($000’s omitted, except share data)

	2007	2006
ASSETS

Cash and equivalents	$1,060,311	$551,292
Unfunded settlements	38,714	72,597
House and land inventory	7,027,511	9,374,335
Land held for sale	252,563	465,823
Land, not owned, under option agreements	20,838	43,609
Residential mortgage loans available-for-sale	447,089	871,350
Investments in unconsolidated entities	105,479	150,685
Goodwill	5,654	375,677
Intangible assets, net	110,704	118,954
Other assets	1,050,934	982,034
Deferred income tax assets	105,906	170,518

	$10,225,703	$13,176,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $185,701 and $280,329 in 2007 and 2006, respectively	$418,637	$576,321
Customer deposits	132,720	200,478
Accrued and other liabilities	1,308,554	1,403,793
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	440,611	814,707
Income taxes	126,758	66,267
Senior notes	3,478,230	3,537,947

Total liabilities	5,905,510	6,599,513

Shareholders’ Equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 257,098,765 and 255,315,408 shares issued and outstanding at December 31, 2007 and 2006, respectively	2,571	2,553
Additional paid-in capital	1,362,504	1,284,687
Accumulated other comprehensive loss	(4,883)	(2,986)
Retained earnings	2,960,001	5,293,107

Total shareholders’ equity	4,320,193	6,577,361

	$10,225,703	$13,176,874

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006, and 2005
(000’s omitted, except per share data)

	2007	2006	2005
Revenues:
Homebuilding	$9,121,730	$14,075,248	$14,528,236
Financial Services	134,769	194,596	161,414
Other non-operating	6,595	4,564	4,885

Total revenues	9,263,094	14,274,408	14,694,535

Expenses:
Homebuilding, principally cost of sales	11,440,839	12,969,636	12,302,018
Financial Services	92,150	111,468	93,574
Other non-operating, net	36,986	47,664	97,279

Total expenses	11,569,975	13,128,768	12,492,871

Other income:
Gain on sale of equity investments	—	31,635	620
Equity income (loss)	(190,022)	(94,547)	74,730

Income (loss) from continuing operations before income taxes	(2,496,903)	1,082,728	2,277,014
Income taxes (benefit)	(222,486)	393,082	840,126

Income (loss) from continuing operations	(2,274,417)	689,646	1,436,888
Income (loss) from discontinued operations	18,662	(2,175)	55,025

Net income (loss)	$(2,255,755)	$687,471	$1,491,913

Per share data:
Basic:
Income (loss) from continuing operations	$(9.02)	$2.73	$5.62
Income (loss) from discontinued operations	0.07	(0.01)	0.22

Net income (loss)	$(8.94)	$2.73	$5.84

Assuming dilution:
Income (loss) from continuing operations	$(9.02)	$2.67	$5.47
Income (loss) from discontinued operations	0.07	(0.01)	0.21

Net income (loss)	$(8.94)	$2.66	$5.68

Cash dividends declared	$0.16	$0.16	$0.13

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	252,192	252,200	255,492
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	—	6,421	7,309

Adjusted weighted-average common shares and effect of dilutive securities	252,192	258,621	262,801

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
For the years ended December 31, 2007, 2006, and 2005
($000’s omitted, except per share data)

				Accumulated
		Additional		Other
	Common	Paid-in	Unearned	Comprehensive	Retained
	Stock	Capital	Compensation	Income (Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2004	$2,558	$1,114,739	$(44)	$(14,380)	$3,419,401	$4,522,274

Stock option exercises	30	31,218	—	—	—	31,248
Tax benefit from stock option exercises and restricted stock vesting	—	34,095	—	—	—	34,095
Restricted stock awards	18	(18)	—	—	—	—
Restricted stock award amortization	—	—	44	—	—	44
Cash dividends declared — $0.13 per share	—	—	—	—	(33,550)	(33,550)
Stock repurchases	(36)	(16,566)	—	—	(126,644)	(143,246)
Stock-based compensation	—	45,680	—	—	—	45,680
Comprehensive income:
Net income	—	—	—	—	1,491,913	1,491,913
Change in fair value of derivatives, net of income tax benefit of $2,481, net of reclassification for net realized losses on derivatives of $138 included in net income	—	—	—	(4,048)	—	(4,048)
Foreign currency translation adjustments	—	—	—	12,932	—	12,932

Total comprehensive income						1,500,797

Shareholders’ Equity, December 31, 2005	$2,570	$1,209,148	$—	$(5,496)	$4,751,120	$5,957,342

Stock option exercises	13	8,337	—	—	—	8,350
Tax benefit from stock option exercises and restricted stock vesting	—	6,696	—	—	—	6,696
Restricted stock awards	7	(7)	—	—	—	—
Cash dividends declared — $0.16 per share	—	—	—	—	(40,879)	(40,879)
Stock repurchases	(37)	(17,653)	—	—	(104,605)	(122,295)
Stock-based compensation	—	78,166	—	—	—	78,166
Comprehensive income:
Net income	—	—	—	—	687,471	687,471
Change in fair value of derivatives, net of income tax expense of $760, net of reclassification for net realized losses on derivatives of $18 included in net income	—	—	—	1,240	—	1,240
Foreign currency translation adjustments	—	—	—	1,270	—	1,270

Total comprehensive income						689,981

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$—	$(2,986)	$5,293,107	$6,577,361

Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	—	(31,354)	(31,354)
Stock option exercises	7	7,855	—	—	—	7,862
Tax benefit from stock option exercises and restricted stock vesting	—	523	—	—	—	523
Restricted stock awards	13	(13)	—	—	—	—
Cash dividends declared — $0.16 per share	—	—	—	—	(40,997)	(40,997)
Stock repurchases	(2)	(1,243)	—	—	(5,000)	(6,245)
Stock-based compensation	—	70,695	—	—	—	70,695
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(2,255,755)	(2,255,755)
Change in fair value of derivatives, net of income tax benefit of $1,080, net of reclassification for net realized gains on derivatives of $978 included in net income	—	—	—	(1,762)	—	(1,762)
Foreign currency translation adjustments	—	—	—	(135)	—	(135)

Total comprehensive income (loss)						(2,257,652)

Shareholders’ Equity, December 31, 2007	$2,571	$1,362,504	$—	$(4,883)	$2,960,001	$4,320,193

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007, 2006, and 2005
($000’s omitted)

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,255,755)	$687,471	$1,491,913
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and other related costs	2,042,618	409,523	29,997
Goodwill impairments	370,023	—	—
Gain on sale of equity investments	—	(31,635)	(620)
Loss on sale of subsidiaries	—	—	13,124
Amortization and depreciation	83,852	83,675	61,512
Stock-based compensation expense	70,695	78,166	45,724
Deferred income taxes	73,164	(157,832)	33,695
Equity (income) loss from unconsolidated entities	190,022	94,547	(75,350)
Distributions of earnings from unconsolidated entities	4,429	6,590	86,020
Other, net	2,315	2,657	(180)
Increase (decrease) in cash due to:
Inventories	622,359	(1,151,972)	(1,699,373)
Residential mortgage loans available-for-sale	395,425	167,156	(341,429)
Other assets	(4,936)	98,776	(154,531)
Accounts payable, accrued and other liabilities	(396,541)	(380,985)	477,372
Income taxes	20,585	(173,663)	50,830

Net cash provided by (used in) operating activities	1,218,255	(267,526)	18,704

Cash flows from investing activities:
Distributions from unconsolidated entities	60,201	67,444	107,978
Investments in unconsolidated entities	(217,541)	(58,229)	(161,926)
Investments in subsidiaries, net of cash acquired	—	(65,779)	(31,172)
Increase in loans held for investment	(13,728)	—	—
Proceeds from the sale of subsidiaries and equity investments	—	49,216	142,866
Proceeds from the sale of fixed assets	19,767	19,091	5,858
Capital expenditures	(70,116)	(98,629)	(88,887)

Net cash used in investing activities	(221,417)	(86,886)	(25,283)

Cash flows from financing activities:
Net borrowings (repayments) under Financial Services credit arrangements	(374,096)	(78,294)	275,586
Proceeds from other borrowings	—	150,000	695,358
Repayment of other borrowings	(74,687)	(19,757)	(125,000)
Excess tax benefits from share-based awards	523	6,696	—
Issuance of common stock	7,862	8,350	31,248
Stock repurchases	(6,245)	(122,295)	(143,246)
Dividends paid	(40,997)	(40,879)	(33,550)

Net cash provided by (used in) financing activities	(487,640)	(96,179)	700,396

Effect of exchange rate changes on cash and equivalents	(179)	(385)	333

Net increase (decrease) in cash and equivalents	509,019	(450,976)	694,150
Cash and equivalents at beginning of year	551,292	1,002,268	308,118

Cash and equivalents at end of year	$1,060,311	$551,292	$1,002,268

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest, net of amounts capitalized	$14,533	$17,483	$42,789

Income taxes paid (received), net	$(72,364)	$718,695	$747,325

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of significant accounting policies
     Basis of presentation
     The consolidated financial statements include the accounts of Pulte Homes, Inc., all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), and other subsidiaries that are engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”), and other subsidiaries that are engaged in the homebuilding business. The Company also has a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.
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
     Foreign currency
     The financial statements of the Company’s foreign subsidiaries in Argentina and Mexico were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Realized foreign currency transaction gains and losses have been included in the Consolidated Statements of Operations. Realized foreign currency transaction (gains) losses were not significant during the years ended December 31, 2007 and 2006. For the year ended December 31, 2005, realized foreign currency transaction gains were $1.6 million and were recorded in income from discontinued operations.
     Cash and equivalents
     Cash and equivalents includes commercial paper and time deposits with a maturity of three months or less when acquired. Additionally, the Company holds cash that is restricted as to its use. Restricted cash primarily consists of customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer. At December 31, 2007 and 2006, the balance of restricted cash was $20 million and $17.3 million, respectively.
     Investments in unconsolidated entities
     The equity method of accounting is used for joint ventures and associated entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its pro rata share of the profits and losses of these entities. Certain of these entities sell land to the Company. Profits from such activities are deferred by the Company until the time the related homes are sold.
     The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Goodwill
     Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in prior years in connection with various acquisitions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, annually in the fourth quarter and when events or changes in circumstances indicate the carrying amount may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value.
     Due to a significant deterioration in market conditions, a continuation of significant impairments and land-related charges, and a steep decline in the market price of the Company’s common stock to a level significantly below its book value, the Company performed a detailed evaluation of goodwill as of September 30, 2007. Management evaluated the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value was determined based on discounted future cash flows supplemented by a market-based assessment of fair value for each reporting unit. These cash flows are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of the Company’s geographical markets, and the Company’s strategic plans within each of its markets. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. Additionally, future changes in any of these factors could result in future impairments of the remaining goodwill.
     The evaluation as of September 30, 2007 resulted in an impairment charge of $335.6 million. During the fourth quarter of 2007, the Company performed its annual goodwill impairment test and determined that goodwill related to the Florida segment had become impaired as the result of continued deterioration in market conditions. This resulted in an additional impairment charge of $34.4 million. The Company’s goodwill balances by reporting segment as of December 31, 2007 and 2006 were as follows ($000’s omitted):

	Balance at		Balance at
	December 31,		December 31,
	2006	Impairments	2007
Northeast	$2,729	$(2,729)	$—
Southeast	4,954	—	4,954
Florida	34,414	(34,414)	—
Midwest	18,316	(18,316)	—
Central	4,493	(4,493)	—
Southwest	218,966	(218,966)	—
California	91,105	(91,105)	—
Financial Services	700	—	700

Total goodwill	$375,677	$(370,023)	$5,654

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Intangible assets
     Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Company’s Homebuilding operations. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets were $163 million and $52.3 million, respectively, at December 31, 2007 and $163.5 million and $44.5 million, respectively, at December 31, 2006. Amortization expense was $8.2 million in each of the years ended December 31, 2007, 2006, and 2005. Amortization expense for trademarks and tradenames is expected to be $8.2 million in each of the next five years.
     Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. During the years ended December 31, 2007, 2006, and 2005, there were no impairments of intangible assets.
     Fixed assets and depreciation
     Fixed assets are recorded at cost. Maintenance and repair costs are charged to earnings as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in Other Assets and totaled $123.9 million net of accumulated depreciation of $217.1 million at December 31, 2007 and $164.7 million net of accumulated depreciation of $180.2 million at December 31, 2006. Total depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $75.6 million, $75.4 million, and $53.3 million, respectively.
     Advertising cost
     The Company expenses advertising costs as incurred. For the years ended December 31, 2007, 2006, and 2005, the Company incurred advertising costs of approximately $104.3 million, $106 million, and $94.1 million, respectively.
     Employee benefits
     The Company maintains a defined contribution plan that covers substantially all of the Company’s employees. Company contributions pursuant to the plan were approximately $21 million, $23.5 million, and $19.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.
     Insurance
     The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers’ compensation, and other business insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through its captive insurance subsidiaries, the Company reserves for costs to cover its self-insured and deductible amounts under those policies and for any costs of claims and lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $352.5 million and $215.7 million at December 31, 2007 and 2006, respectively. Expenses, including estimates for claims not yet reported, were $141.2 million, $89.1 million, and $64.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company experienced increases in insurance-related expenses in 2007 and 2006 primarily due to the development of general liability product claims.
     Since January 1, 2006, the Company is self-insured for certain of its medical and dental claims and reserves for costs to cover its liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported. The Company’s total reserves for such items were $4.2 million and $6.3 million at December 31, 2007 and 2006, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. For the year ended December 31, 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the period. The Company excluded from the calculation 4,707,900 and 161,109 anti-dilutive outstanding stock options for the years ended December 31, 2006 and 2005, respectively.
     Fair values of financial instruments
The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature.
     The fair value of residential mortgage loans available-for-sale is estimated using quoted market prices for securities backed by similar loans. Fair value exceeded cost by approximately $7.9 million and $7.3 million at December 31, 2007 and 2006, respectively.
     Carrying amounts for financial derivative instruments reported in the balance sheet approximate fair value as the amounts reported are based on current market prices. The estimated fair values of financial instruments were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret the market data and develop the estimated fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. Changes in the fair value of these instruments would not have a significant impact on the Company’s results of operations. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. At December 31, 2007, derivative assets, included in Other Assets in the Consolidated Balance Sheets, totaled $2.5 million and derivative liabilities, included in Accrued and Other Liabilities, totaled $4.8 million. At December 31, 2006, derivative assets totaled $5.2 million and derivative liabilities totaled $3.2 million.
     The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.
     Disclosures about the fair value of financial instruments are based on pertinent information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the reasonableness of the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.
     Stock-based compensation
     Prior to January 1, 2006, the Company accounted for its stock-based awards under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under the prospective method, the Company recognized compensation expense on an accelerated basis over the vesting period based on the fair value provisions of SFAS No. 123.
     As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant effect on basic and diluted earnings per share for the year ended December 31, 2006.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Stock-based compensation (continued)
     Prior to the adoption of SFAS No. 123(R), the Company presented all benefits of the tax deductions resulting from the exercise of share-based compensation as operating cash flows in its Consolidated Statements of Cash Flows. SFAS 123(R) requires classification of the benefits of tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as financing cash flows. As a result, the Company classified $523 thousand and $6.7 million of excess tax benefits as financing cash inflows for the years ended December 31, 2007 and 2006, respectively.
     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R) to all stock-based employee compensation for the year ended December 31, 2005 (000’s omitted, except per share data):

Net income, as reported	$1,491,913

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	14,705

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16,119)

Pro forma net income	$1,490,499

Earnings per share:

Basic — as reported	$5.84

Basic — pro forma	$5.83

Diluted — as reported	$5.68

Diluted — pro forma	$5.67

     The Company also recorded compensation expense for restricted stock awards, net of related tax effects, of $13.3 million for the year ended December 31, 2005. These amounts have been excluded from the reconciliation above, as they would have no impact on pro forma net income presented.
     The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation cost on the graded vesting method over the vesting period, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of the Company’s stock options is determined using the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock. Compensation expense related to the Company’s share-based awards is generally included in selling, general, and administrative expense within the Company’s Consolidated Statements of Operations.
     Restructuring
     In response to the challenging operating environment, the Company initiated a restructuring plan in May 2007 designed to reduce ongoing overhead costs and improve operating efficiencies. The restructuring included the closure of selected divisional offices, the disposal of related property and equipment, and a reduction in the Company’s workforce of approximately 1,700 employees. Included below is a summary of charges incurred related to the restructuring for the year ended December 31, 2007 ($000’s omitted):

2007
Employee severance benefits	$32,023
Asset impairments	5,362
Lease terminations and other exit costs	8,320

$45,705

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Restructuring (continued)
     Substantially all of these costs have been included in the Consolidated Statements of Operations within Homebuilding expense. The Company expects cash expenditures related to this restructuring plan to total approximately $40 million. The majority of these cash expenditures relates to employee severance benefits and were incurred during 2007. The remaining cash expenditures will be incurred over the remaining terms of the affected office leases, some of which continue through 2014. Liabilities related to these exited leases totaled $6.0 million at December 31, 2007. The restructuring costs related to each of the Company’s reportable segments and were not material to any one segment.
     In connection with the closure of its production facility located in Virginia, the Company recorded an $18.5 million charge during 2006, which primarily includes the write-down of long-lived assets of $6.7 million, lease termination costs of $10.7 million, and other exit costs of $1.1 million. These costs have been included in the Consolidated Statements of Operations within Homebuilding expense. Exit activities related to the plant closure continued during 2007 resulting in additional charges of $2.3 million. Exit liabilities related to the closure totaled $7.3 million at December 31, 2007.
     New accounting pronouncements
     In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically states that the expected net future cash flows related to the associated servicing of a loan should be included in the measurements of all written loan commitments that are recorded at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company is currently evaluating the effects of SAB 109 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159), which permits entities to measure various financial instruments and certain other items at fair value at specified election dates. The election must be made at initial recognition of the financial instrument, and any unrealized gains or losses must be reported at each reporting date. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effects of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2 (FSP FAS 157-2) that delays, by one year, the effective date of SFAS 157 for the majority of non-financial assets and non-financial liabilities. The Company is still required to adopt SFAS 157 as of January 1, 2008 for certain assets and liabilities of its Financial Services operations. The Company is currently evaluating the effects of SFAS 157 and FSP FAS 157-2 on its consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This new Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Company adopted SFAS 156 effective January 1, 2007. Due to the short period of time the Company’s servicing rights are held, the adoption of SFAS 156 did not have a significant impact on the Company’s consolidated financial statements.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Homebuilding
     Revenue recognition
     Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed. At December 31, 2007 and 2006, the Company had deferred profit on such sales in the amounts of $3.8 million and $40.7 million, respectively.
     Inventories
     Inventories are stated at accumulated cost unless certain facts indicate such cost would not be recovered from the cash flows generated by future disposition. In this instance, such inventories are measured at fair value in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (SFAS 144). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction.
     Sold units are expensed on a specific identification basis. Under the specific identification basis, cost of sales includes the construction cost of the home, an average lot cost based on expected land acquisition and development costs for the project, as well as closing costs and commissions applicable to the home. Construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total project land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. Adjustments to estimated total land acquisition and development costs for the project affect the amounts costed for the project’s remaining lots.
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
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at a fair value. At December 31, 2007 and 2006, the Company classified $20.8 million and $43.6 million, respectively, as land, not owned, under option agreements in the Consolidated Balance Sheets, representing the fair value of land under contract, including deposits of $169 thousand and $6 million, respectively. The corresponding liability has been classified within accrued and other liabilities in the Consolidated Balance Sheets.
     Land option agreements that did not require consolidation under FIN 46 at December 31, 2007 and 2006 had a total purchase price of $1.6 billion and $4.3 billion, respectively. In connection with these agreements, the Company had deposits and advanced costs of $226 million and $363.5 million, included in Other Assets at December 31, 2007 and 2006, respectively.
     Land held for sale
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
     Changes to the Company’s allowance for warranties for the years ended December 31, 2007 and 2006 were as follows ($000’s omitted):

	2007	2006
January 1	$117,260	$124,371

Warranty reserves provided	71,778	164,770
Payments and other adjustments	(98,121)	(171,881))

December 31	$90,917	$117,260

     Start-up costs
     Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.
     Financial Services
     Mortgage servicing rights
     The Company records the fair value of its rights to service a mortgage loan on the date the loan is sold. Fair value is determined based on values in the Company’s servicing sales contract.
     The Company sells its servicing rights monthly on a flow basis through fixed price servicing sales contracts. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, usually 90 days after sale or securitization. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $5.1 million and $5.5 million at December 31, 2007 and 2006, respectively, and are included in accrued and other liabilities. During 2007, 2006, and 2005, total servicing rights recognized were $46 million, $43.5 million, and $31.7 million, respectively.
     Residential mortgage loans available-for-sale
     Residential mortgage loans available-for-sale are stated at the lower of aggregate cost or market value. Unamortized net mortgage discounts totaled $3 million and $6.9 million at December 31, 2007 and 2006, respectively. These discounts are not amortized as interest revenue during the period the loans are held for sale.
     Gains and losses from sales of mortgage loans are recognized when the loans are sold. The Company hedges its residential mortgage loans available-for-sale. Gains and losses from closed commitments and forward contracts are matched against the related gains and losses on the sale of mortgage loans. During 2007, 2006, and 2005, net gains from the sale of mortgages were $75.5 million, $110.8 million, and $81.1 million, respectively, which have been included in Financial Services revenue.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
1. Summary of significant accounting policies (continued)
     Financial Services (continued)
     Loans held for investment
     The Company originates interim financing mortgage loans for certain of the Company’s customers and also has a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in Other Assets and totaled $42.6 million (net of reserves of $2.9 million) at December 31, 2007.
     Interest income on mortgage loans
     Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.
     Mortgage servicing, origination, and commitment fees
     Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing, and are credited to income when related mortgage payments are received. Loan origination fees, commitment fees, and certain direct loan origination costs on funded loans are deferred as an adjustment to the cost of the related mortgage loan until such loan is sold.
     Title services
     Revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. The Company maintains only limited risk associated with issued title insurance policies.
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
     Market risks arise from commitments to lend, movements in interest rates and cancelled or modified commitments to lend. In order to reduce these risks, the Company uses derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. A commitment to lend at a specified interest rate is a derivative instrument (interest rate is locked to the borrower). When the Company commits to lend to the borrower, the Company enters into one of the aforementioned derivative financial instruments to economically hedge the rate lock derivative. The changes in the value of the loan commitment and the derivative financial instrument are recognized in current earnings during the period of change. At December 31, 2007, commitments by the Company to originate mortgage loans totaled $122.5 million at interest rates prevailing at the date of commitment.
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
     Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. At December 31, 2007, the Company had unexpired cash forward contracts and whole loan investor commitments of $537.7 million. Options on cash forward contracts on mortgage-backed securities are used in the same manner as mandatory cash forward contracts, but provide protection from interest rates rising, while still allowing an opportunity for profit if interest rates fall. Options on the treasury futures contracts are used on various loan product types to protect the Company from unexpected increases, cancellations, or modifications in lending commitments. There were no outstanding options on treasury futures contracts at December 31, 2007.
     The Company enters into derivative instruments to hedge portions of its forecasted cash flow from sales of mortgage-backed securities. At December 31, 2007, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days. During the year ended December 31, 2007, the Company did not recognize any material net gains or losses related to an ineffective portion of the hedging instrument. In addition, the Company did not recognize any material net gains or losses during the year ended December 31, 2007 for cash flow hedges that were discontinued because the forecasted transaction did not occur. At December 31, 2007, the Company expects to reclassify $1 million, net of taxes, of net losses on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months as sales of mortgage-backed securities occur.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Inventory and land held for sale
     Major components of the Company’s inventory at December 31, 2007 and 2006 were ($000’s omitted):

	2007	2006
Homes under construction	$2,115,102	$2,606,613
Land under development	3,656,623	5,478,244
Land held for future development	1,255,786	1,289,478

	$7,027,511	$9,374,335

     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expense for the years ended December 31, 2007 and 2006 includes $110.8 million and $16 million, respectively, of capitalized interest related to inventory impairments. For the year ended December 31, 2005, the Company did not record interest expense related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2007	2006	2005
Interest in inventory at beginning of period	$235,596	$229,798	$223,591
Interest capitalized	240,000	261,486	185,792
Interest expensed	(314,998)	(255,688)	(179,585)

Interest in inventory at end of period	$160,598	$235,596	$229,798

Interest incurred *	$243,864	$266,561	$234,024

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.
     Land valuation adjustments and write-offs
     Impairment of long-lived assets
     In accordance with SFAS 144, the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions that arose during 2006 persisted through 2007 and resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates during 2007. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying amount. The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Inventory and land held for sale (continued)
     Land valuation adjustments and write-offs (continued)
     Impairment of long-lived assets (continued)
of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
     The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted).

	2007			2006
		Fair Value of			Fair Value of
		Communities			Communities
	Number of	Impaired, Net		Number of	Impaired, Net
	Communities	of Impairment	Impairment	Communities	of Impairment	Impairment
Quarter Ended	Impaired	Charges	Charges	Impaired	Charges	Charges
March 31	35	$161.9	$62.4	1	$0.1	$0.1
June 30	139	695.8	603.1	3	9.1	9.3
September 30	169	822.4	615.9	27	144.1	48.4
December 31	120	483.4	322.3	53	286.0	146.0

			$1,603.7			$203.8

     The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense. For the year ended December 31, 2007, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for over 400 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 8% to 21% with an aggregate average of 12%. The communities impaired during 2007 included approximately 50 of the Company’s long-lived active adult communities. In the event that market conditions or the Company’s operations deteriorate in the future or the current difficult market conditions extend beyond its expectations, additional impairments may be necessary in the future.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2. Inventory and land held for sale (continued)
     Land valuation adjustments and write-offs (continued)
     Net realizable value adjustments – land held for sale
     In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less costs to sell. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During the years ended December 31, 2007, 2006, and 2005, the Company recognized net realizable value adjustments related to land held for sale of $199.3 million, $54.6 million, and $3.1 million, respectively. The Company’s land held for sale balance at December 31, 2007 and 2006 was as follows ($000’s omitted):

	2007	2006
Land held for sale, gross	$347,758	$507,134
Net realizable value reserves	(95,195)	(41,311)

Land held for sale, net	$252,563	$465,823

     Write-off of deposits and other related costs
     From time to time, the Company writes off certain deposits and other costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off deposits and other related costs in the amount of $239.7 million, $151.2 million, and $19.2 million during the years ended December 31, 2007, 2006, and 2005, respectively. The Company records these write-offs of deposits and other related costs for land option contracts the Company no longer plans to pursue in its Consolidated Statements of Operations within Homebuilding expense.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment information
     The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Home sale revenues for detached and attached homes were $6.9 billion and $2 billion in 2007, $11 billion and $3 billion in 2006, and $11.2 billion and $3.2 billion in 2005, respectively.
     The Company has determined that its Homebuilding operating segments are its Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of the Company’s homebuilding operations. During 2007, the Company realigned the organizational structure for certain of its markets. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Texas Area includes the following state:
Texas

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its Nevada homebuilding operations are reported in the Southwest segment.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment information (continued)
     Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment.
     Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements.

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2007	2006	2005
Revenues:
Northeast	$1,121,636	$1,663,123	$1,868,900
Southeast	1,175,467	1,260,393	994,785
Florida	1,180,170	2,212,867	2,271,050
Midwest	1,189,638	1,651,885	2,056,707
Central	611,384	935,890	839,484
Southwest	2,367,597	3,700,488	3,277,424
California	1,475,838	2,650,602	3,219,886

Total Homebuilding	9,121,730	14,075,248	14,528,236

Financial Services	134,769	194,596	161,414

Corporate and unallocated (a)	6,595	4,564	4,885

Consolidated revenues	$9,263,094	$14,274,408	$14,694,535

Income (loss) from continuing operations before income taxes:

Northeast	$(149,793)	$127,376	$326,399
Southeast	72,799	88,162	86,683
Florida	(347,587)	381,924	475,939
Midwest	(339,193)	(90,695)	140,232
Central	(121,351)	16,038	10,560
Southwest	(249,173)	714,185	745,163
California	(545,369)	107,368	654,940
Financial Services (b)	42,980	115,460	70,586

Total segment income (loss) before income taxes	(1,636,687)	1,459,818	2,510,502

Corporate and unallocated (c)	(860,216)	(377,090)	(233,488)

Consolidated income (loss) from continuing operations before income taxes (d)	$(2,496,903)	$1,082,728	$2,277,014

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income from continuing operations before income taxes includes interest expense of $16.5 million, $23.7 million, and $16 million for 2007, 2006, and 2005, respectively, and interest income of $21.8 million, $33.5 million, and $26 million for 2007, 2006, and 2005, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $315 million, $255.7 million, and $179.6 million for 2007, 2006, and 2005, respectively; goodwill impairment of $370 million for 2007; and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated income (loss) from continuing operations before income taxes includes selling, general, and administrative expenses of $1.2 billion, $1.3 billion, and $1.2 billion for 2007, 2006, and 2005, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment
	($000’s omitted)
	Years Ended December 31,
	2007	2006	2005
Land and community valuation adjustments:
Northeast	$116,418	$22,206	$—
Southeast	17,089	1,083	—
Florida	283,919	22,715	—
Midwest	240,380	73,152	7,110
Central	97,615	3,269	608
Southwest	335,044	9,774	—
California	398,717	55,569	—
Corporate and unallocated (a)	114,473	16,000	—

Total valuation adjustments	$1,603,655	$203,768	$7,718

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$16,051	$3,204	$—
Southeast	6,652	—	14
Florida	27,633	5,596	—
Midwest	103,374	29,784	314
Central	19,140	8,679	2,756
Southwest	14,859	7,014	—
California	11,538	293	—

Total NRV adjustments – land held for sale	$199,247	$54,570	$3,084

Write-off of deposits and other related costs (b):
Northeast	$60,863	$33,798	$2,931
Southeast	3,114	4,514	2,194
Florida	46,763	25,108	1,119
Midwest	10,940	31,644	7,590
Central	5,302	3,987	1,767
Southwest	54,870	21,013	2,283
California	57,864	33,102	2,548
Corporate and unallocated	—	(1,981)	(1,237)

Total write-off of deposits and other related costs	$239,716	$151,185	$19,195

Impairments of investments in unconsolidated joint ventures:
Southwest	$59,075	$—	$—
California	128,303	95,400	—
Corporate and unallocated (c)	2,485	—	—

Total joint venture impairments	$189,863	$95,400	$—

(a)	Includes $110.8 million and $16 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments recorded during the years ended December 31, 2007 and 2006 and $3.7 million of land and community valuation adjustments related to our Puerto Rico operations.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

(c)	Includes impairments of $2.5 million related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2007	2006	2005
Depreciation and amortization:
Northeast	$4,170	$4,674	$3,382
Southeast	5,255	3,169	2,185
Florida	11,421	10,351	6,737
Midwest	5,068	5,919	4,348
Central	3,406	3,705	2,611
Southwest	15,531	11,657	7,411
California	10,547	10,342	8,110
Financial Services	9,559	8,686	6,565
Corporate and unallocated (a)	18,895	25,172	20,163

Consolidated depreciation and amortization	$83,852	$83,675	$61,512

(a)	Corporate and unallocated depreciation and amortization includes depreciation of corporate fixed assets and amortization of intangible assets.

	Operating Data by Segment ($000’s omitted)
	Years Ended December 31,
	2007	2006	2005
Equity income (loss) (a):
Northeast	$30	$—	$466
Southeast	—	—	—
Florida	—	—	—
Midwest	—	—	—
Central	—	—	—
Southwest	(56,941)	(997)	20,757
California	(131,254)	(95,958)	(539)
Financial Services	361	32,331	2,745
Corporate and unallocated (b)	(2,218)	1,712	51,921

Consolidated equity income (loss)	$(190,022)	$(62,912)	$75,350

(a)	Includes impairments related to investments in unconsolidated joint ventures totaling $189.9 million and $95.4 million in 2007 and 2006, respectively.

(b)	For the year ended December 31, 2005, corporate and unallocated includes approximately $44.2 million of earnings related to the Company’s 50% joint venture that supplied and installed basic building components and operating systems. Effective January 2006, the Company exercised its option to purchase the remaining 50% interest in this entity.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
3. Segment information (continued)

	Assets	Inventory
As of December 31, 2007:
Northeast	$1,245,240	$1,053,403
Southeast	835,085	733,556
Florida	1,223,222	1,020,433
Midwest	678,638	622,779
Central	426,432	345,569
Southwest	2,173,718	2,032,818
California	1,190,970	1,062,277
Financial Services	559,915	—

Total segment	8,333,220	6,870,835
Corporate and unallocated (a)	1,892,483	156,676

Consolidated	$10,225,703	$7,027,511

As of December 31, 2006:
Northeast	$1,530,238	$1,167,454
Southeast	734,001	640,199
Florida	1,742,839	1,464,691
Midwest	1,239,968	1,071,216
Central	651,926	536,353
Southwest	2,811,614	2,500,739
California	1,953,240	1,761,000
Financial Services	951,206	—

Total segment	11,615,032	9,141,652
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; and other corporate items that are not allocated to the operating segments.
4. Discontinued operations
First Heights
     In 2005, the Company completed the disposal of First Heights, its former bank subsidiary. During the years ended December 31, 2006 and 2005, after-tax income was $189 thousand and $56.5 million, respectively, and is included in income from discontinued operations. Income from discontinued operations for the year ended December 31, 2005 includes $7.8 million related to the recognition of income tax benefits resulting from the favorable resolution of certain tax matters. The Company also received payment in December 2005 of a $48.7 million judgment resulting from litigation related to First Heights’ 1988 acquisition from the Federal Savings and Loan Insurance Corporation and First Heights’ ownership of five failed thrifts. The payment was recorded as income from discontinued operations.
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
     Revenues of these discontinued operations were $201 million for the year ended December 31, 2005. For the year ended December 31, 2005, discontinued Mexico homebuilding operations reported total after-tax losses of $1.5 million. For the year ended December 31, 2005, Mexico reported pre-tax operating income of $4.6 million.
     For the year ended December 31, 2005, the Company recognized a pre-tax loss of $6.6 million (after-tax loss of $13.1 million) related to the sale of its Mexico homebuilding operations. The pre-tax loss on sale includes the accounting recognition of the economic losses related to accumulated foreign currency translation adjustments of $7.6 million, as well as the write-off of $5.3 million of goodwill related to the January 2005 acquisition of the minority shareholder interests. For the year ended December 31, 2005, the Mexico operations have been presented as discontinued operations in the consolidated financial statements.
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
     For the year ended December 31, 2006, loss from discontinued operations included a provision of $2.3 million, net of taxes, which resulted from a contractual adjustment related to the December 2005 disposition of the Company’s Mexico homebuilding operations. For the year ended December 31, 2007, income from discontinued operations represents $18.7 million in refundable income taxes related to the Company’s investment in its discontinued Mexico homebuilding operations.
Argentina Operations
     In January 2005, the Company sold all of its Argentina operations to an Argentine company involved in residential and commercial real estate development. For the year ended December 31, 2006, loss from discontinued operations included a provision of $111 thousand, net of taxes, resulting from a contractual adjustment related to the disposition.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	December 31,
	2007	2006
Number of joint ventures with limited recourse guarantees	4	5
Number of joint ventures with debt non-recourse to Pulte	4	3
Number of other active joint ventures	12	14

Total number of active joint ventures	20	22

Investments in joint ventures with limited recourse guarantees	$54,223	$68,361
Investments in joint ventures with debt non-recourse to Pulte	35,767	37,743
Investments in other active joint ventures	15,489	44,581

Total investments in unconsolidated entities	$105,479	$150,685

Pulte’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guarantees	$124,529	$304,115
Joint venture debt non-recourse to Pulte	9,442	8,639

Pulte’s total proportionate share of joint venture debt	$133,971	$312,754

Total joint venture debt	$602,507	$935,888
     The Company has committed through limited recourse guarantees that certain of the joint ventures will maintain specified loan to value ratios. Certain other joint venture agreements require the Company to guarantee the completion of a project if the joint venture does not perform the required development. Additionally, in the case of most joint ventures, the Company has agreed to indemnify the joint venture’s lenders for certain environmental contingencies, and most guarantee arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guarantees unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. The Company has made additional capital contributions to certain joint ventures in order to maintain loan to value requirements. To date, the Company has not been requested to perform under either the bankruptcy or environmental guarantees.
     In addition to the joint ventures with limited recourse guarantees, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s three joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with these entities totaled $9.4 million and $8.6 million at December 31, 2007 and 2006, respectively. The Company does not have any significant financing exposures related to these entities.
     During the years ended December 31, 2007 and 2006, the Company made capital contributions of $217.5 million and $58.2 million, respectively, to its joint ventures and received capital and earnings distributions of $64.6 million and $74 million, respectively, from its joint ventures. The significant decline in joint venture debt and the majority of capital contributions in 2007 are primarily the result of one joint venture in Sacramento, California to which the Company and the other partners contributed additional capital to allow the joint venture to fully repay the outstanding debt. This action provided the Company and the other joint venture partners more flexibility in operating the joint venture. During 2007, the Company made significant efforts to reduce its exposure to future capital requirements under its joint venture arrangements, including the actions noted above. If additional capital infusions are required and approved, the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint ventures. While additional capital contributions may be required in the future, the Company believes the total amount of such contributions are limited. The Company’s financial exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guarantee totals.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. Investments in unconsolidated entities (continued)
     The timing of the repayment obligation under the joint venture debt agreements varies by lender and in certain instances is contingent upon the joint venture’s sale of its land holdings. The Company anticipates making capital contributions to certain of its joint ventures in early to mid-2008 to repay joint venture debt at original scheduled maturity dates. The Company’s proportionate share of such debt totaled approximately $46 million at December 31, 2007.
     For the years ended December 31, 2007, 2006, and 2005, the Company recognized equity income (loss) from its unconsolidated joint ventures of $(190) million, $(62.9) million, and $75.4 million, respectively. The equity loss recognized during the years ended December 31, 2007 and 2006 includes impairments related to land valuation adjustments totaling $189.9 million and $95.4 million, respectively.
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
     In February 2006, Pulte Mortgage sold its investment in Hipotecaria Su Casita (“Su Casita”), a Mexico-based mortgage banking company. Remaining shareholders of Su Casita, who exercised their right of first refusal to acquire the shares, purchased Pulte Mortgage’s 16.7% interest for net proceeds of $49.2 million. As a result of this transaction, the Company recognized a pre-tax gain of $31.6 million in 2006. During February 2005, 25% of the Company’s investment in the capital stock of Su Casita was redeemed for a pre-tax gain of $620 thousand and the Company’s remaining ownership interest of 16.7% was accounted for under the cost method.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt
     The Company’s senior notes at book value are summarized as follows ($000’s omitted):

	December 31,
	2007	2006
4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	338,545	399,475

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,614	199,492

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	496,934	496,479

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,529	298,244

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,790	499,756

5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	349,537	349,472

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	148,940	148,831

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,934	298,891

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	398,122	398,049

6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	299,285	299,258

7.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2046, callable at par on or after June 1, 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	150,000	150,000

Total senior notes	$3,478,230	$3,537,947

Estimated fair value	$2,962,634	$3,584,523

     Refer to Note 13 for supplemental consolidating financial information of the Company.
     Total senior note maturities during the five years after 2007 are as follows: 2008 — $0; 2009 — $339 million; 2010 — $0; 2011 — $699 million; 2012 — $0; and thereafter — $2.5 billion.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. Debt (continued)
     The Company repurchased $61.2 million of its 4.875% senior notes due 2009 during the year ended December 31, 2007. These repurchases resulted in a net gain of approximately $500 thousand which is included in the Consolidated Statements of Operations within Other non-operating, net expenses.
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
7. Other financing arrangements
Corporate/Homebuilding
     The Company amended its unsecured revolving credit facility twice during 2007, decreasing the borrowing capacity from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. In February 2008, the Company amended the credit facility again and decreased the borrowing capacity to $1.6 billion. Under the terms of the credit facility, the Company has the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation. Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of the Company’s unencumbered inventory.
     The credit facility contains certain financial covenants. The Company is required to not exceed a debt-to-total capitalization ratio of 55%, and it is also required to meet a tangible net worth minimum each quarter. The credit facility no longer contains an interest coverage ratio covenant that could create an event of default for the Company, but if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility can increase in increments ranging from 0.125% to 0.375% and the debt-to-total capitalization ratio covenant threshold can decrease in increments of 2.5%. The credit facility’s uncommitted accordion feature remains unchanged at $2.25 billion. As of December 31, 2007, the Company had no borrowings outstanding and $1.41 billion available for borrowing under this facility.
     The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2007	2006	2005
Available credit lines at year-end	$1,860,000	$2,010,000	$1,660,000
Unused credit lines at year-end (a)	$1,413,000	$1,451,000	$1,168,000
Maximum amount outstanding at the end of any month (b)	$200,000	$754,000	$47,000
Average monthly indebtedness (c)	$52,000	$407,000	$22,000
Range of interest rates during the year	5.56 to	5.30 to	3.22 to
	8.25%	8.25%	7.00%
Weighted-average rate at year-end	6.51%	5.95%	5.24%

(a)	Reduced by letters of credit outstanding of $447 million and $559 million at December 31, 2007 and 2006, respectively.

(b)	Excludes letters of credit outstanding of $486 million for 2007 and $583 million for 2006, respectively.

(c)	Excludes letters of credit outstanding, which averaged $485 million and $573 million for 2007 and 2006, respectively.
     At December 31, 2007, other financing included non-recourse collateralized financing arrangements totaling $9.4 million. These financing arrangements have maturities ranging primarily from one to three years, a weighted-average interest rate of 5.93%, are generally collateralized by certain land positions, and have no recourse to any other assets. These arrangements have been classified as Accrued and Other Liabilities in the Consolidated Balance Sheets.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. Other financing arrangements (continued)
Financial Services
     Notes payable to banks (collateralized short-term debt) are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.
     Pulte Mortgage supports its operations through the use of a revolving credit facility and an asset-backed commercial paper program. At December 31, 2007, Pulte Mortgage had committed credit arrangements of $705 million comprised of a $405 million bank revolving credit facility which expires May 2009, and a $300 million asset-backed commercial paper program which expires September 2008. The asset-backed commercial paper program is subject to being withdrawn at the option of the participating banks if the credit rating on Pulte’s senior unsecured debt falls below certain ratings. The credit agreements require Pulte Mortgage to meet a tangible net worth minimum each month and funded debt cannot exceed 15 times tangible net worth. At December 31, 2007, Pulte Mortgage had $440.6 million outstanding under its committed credit arrangements.
     Due to reduced origination volume and unfavorable changes in the asset-backed commercial paper market, Pulte Mortgage amended its commercial paper program twice during 2007, which, among other things, reduced the amount of capacity from $550 million to $300 million at December 31, 2007. In February 2008, Pulte Mortgage further amended the commercial paper program to reduce capacity to $150 million. Due to reduced origination volume, the Company does not anticipate needing any additional capacity in the near term.
     During the three years ended December 31, 2007, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates.
     The following is aggregate borrowing information ($000’s omitted):

	2007	2006	2005
Available credit lines at year-end	$705,000	$955,000	$990,000
Unused credit lines at year-end	$264,000	$140,000	$97,000
Maximum amount outstanding at the end of any month	$441,000	$815,000	$893,000
Average monthly indebtedness	$291,000	$452,000	$423,000
Range of interest rates during the year	0.53 to	0.53 to	0.65 to
	6.66%	6.17%	5.12%
Weighted-average rate at year-end	5.47%	5.81%	4.89%
8. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. At December 31, 2007, the Company had remaining authorization to purchase $102.3 million of common stock.
     Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2007	2006
Foreign currency translation adjustments:
Mexico	$(451)	$(316)
Fair value of derivatives, net of income taxes of $2,717 in 2007 and $1,637 in 2006	(4,432)	(2,670)

	$(4,883)	$(2,986)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock compensation plans and management incentive compensation
     The Company has fixed stock option plans for both employees (the “Employee Plans”) and for non-employee directors (the “Director Plan”). Information related to the active plans as of December 31, 2007 is as follows:

	Shares	Shares Available
Plan Name	Authorized	For Grant
Employee Plans

Pulte Homes, Inc. 2004 Stock Incentive Plan	12,000,000	4,771,150
Pulte Homes, Inc. 2002 Stock Incentive Plan	12,000,000	33,830
Pulte Corporation 2000 Stock Incentive Plan for Key Employees	10,000,000	479,736
     The Employee Plans primarily provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights, and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted under the Employee Plans vest incrementally in periods ranging from six months to four years. Under the Director Plan, non-employee directors are entitled to an annual distribution of 3,600 shares of common stock and options to purchase an additional 7,000 shares. All options granted under the Director Plan are non-qualified, vest immediately, and are exercisable on the date of grant. Options granted under the Director Plan are exercisable for ten years from the grant date.
     A summary of the status of the Company’s stock options for the years ended December 31, 2007, 2006, and 2005 is presented below (000’s omitted except per share data):

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Per Share		Per Share		Per Share
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	18,237	$21	16,850	$19	17,802	$15
Granted	2,884	12	2,451	34	2,543	40
Exercised	(683)	(10)	(562)	(13)	(3,136)	(10)
Forfeited	(554)	(33)	(502)	(30)	(359)	(21)

Outstanding, end of year	19,884	$20	18,237	$21	16,850	$19

Options exercisable at year-end	13,471	$17	11,972	$14	9,937	$12

Weighted-average per share fair value of options granted during the year	$4.32		$13.90		$17.31

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock compensation plans and management incentive compensation (continued)
     The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
Range of	Number	Average	Average	Number	Average
Per Share	Outstanding	Remaining	Per Share	Exercisable	Per Share
Exercise Prices	(000’s omitted)	Contract Life	Exercise Price	(000’s omitted)	Exercise Price
$ 0.01 to $13.00	10,453	5.4	$10	7,702	$10
$13.01 to $20.00	212	5.0	$15	212	$15
$20.01 to $31.00	4,854	6.4	$24	4,404	$24
$31.01 to $41.00	4,341	8.4	$37	1,128	$40
$41.01 to $60.00	24	7.7	$43	24	$43
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-average assumptions
	Year Ended December 31,
	2007	2006	2005
Expected life of options in years	5.5	5.2	5.6
Expected stock price volatility	40%	38.9%	40.1%
Expected dividend yield	1.5%	0.5%	0.4%
Risk-free interest rate	3.4%	4.8%	4.6%
     The Company has estimated the expected life of its share options using employees’ historical exercise behavior and the contractual term of these instruments in determining the fair value of its share options.
     In connection with stock option awards, the Company recognized compensation expense, net of related tax effects, of $28.2 million, $24.1 million, and $15.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. Total compensation cost related to non-vested stock option awards not yet recognized was $27.6 million at December 31, 2007. These costs will be expensed over a weighted-average period of approximately three years. The aggregate intrinsic value of both stock options outstanding and exercisable at December 31, 2007 was $7.1 million. The aggregate intrinsic value of stock options that were exercised during 2007, 2006, and 2005 was $8.8 million, $11.7 million, and $90 million, respectively. The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
     A summary of the Company’s restricted stock activity for the year ended December 31, 2007, is presented below (000’s omitted, except per share data):

		Weighted-Average Per Share
	Shares	Grant Date Fair Value
Non-vested at December 31, 2006	3,717	$35.25
Granted (a)	1,616	$19.78
Vested	(689)	$27.44
Forfeited	(309)	$34.95

Non-vested at December 31, 2007	4,335	$30.75

(a)	The weighted-average grant-date fair value for non-vested shares was $36.27 and $38.07 for the years ended December 31, 2006 and 2005, respectively.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. Stock compensation plans and management incentive compensation (continued)
     The Company awarded 1,615,612, 1,589,357, and 1,761,334 shares of restricted stock to certain key employees during 2007, 2006, and 2005, respectively, under the Employee Plans. During 2007, 2006, and 2005, the total fair value of shares vested during the year was $18.9 million, $10.9 million, and $3.5 million, respectively. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense, net of related tax effects, of $42.5 million, $25.7 million, and $13.3 million during 2007, 2006, and 2005, respectively. Total compensation cost related to restricted stock awards not yet recognized was $59.3 million at December 31, 2007. These costs will be expensed over a weighted-average period of approximately 2.0 years.
     The Company’s stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. For awards granted prior to January 1, 2006, the Company recognized the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), the Company records the related compensation cost over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award. For the years ended December 31, 2007 and 2006, the Company recorded $4.5 million and $4.8 million, respectively, of compensation expense related to stock option grants made to employees that have achieved this level of service, as well as those who will achieve this level of service during the vesting period.
10. Income taxes
     Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total
Year ended December 31, 2007
Federal	$(261,921)	$61,043	$(200,878)
State and other	(33,729)	12,121	(21,608)

	$(295,650)	$73,164	$(222,486)

Year ended December 31, 2006
Federal	$514,691	$(155,530)	$359,161
State and other	36,223	(2,302)	33,921

	$550,914	$(157,832)	$393,082

Year ended December 31, 2005
Federal	$749,450	$29,231	$778,681
State and other	56,981	4,464	61,445

	$806,431	$33,695	$840,126

     The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2007	2006	2005
Income taxes at federal statutory rate	35.00%	35.00%	35.00%
Effect of state and local income taxes, net of federal tax	3.00	1.84	2.25
Domestic production activities deduction	—	(1.63)	(0.88)
Deferred tax asset valuation allowance	(25.00)	—	—
Goodwill impairment	(4.24)	—	—
Settlement of state tax issues and other	0.15	1.09	0.53

Effective rate	8.91%	36.30%	36.90%

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income taxes (continued)
     The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2007	2006
Deferred tax liabilities:
Capitalized items, principally real estate basis differences, deducted for tax, net	$(176,995)	$(108,356)
Trademarks and tradenames	(42,068)	(45,165)

	(219,063)	(153,521)

Deferred tax assets:
Non-deductible reserves and other	237,911	192,651
Inventory valuation reserves	689,035	129,979
Net operating loss carryforwards	29,907	11,359

	956,853	333,989

Valuation allowance	(631,884)	(9,950)

Net deferred tax asset	$105,906	$170,518

     The Company has various state net operating losses aggregating $847.9 million that expire in years 2009 through 2027. Net operating losses are generally available to offset the Company’s taxable income in certain prior and future years.
     In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. Given the continued downturn in the homebuilding industry during 2007, resulting in additional inventory impairments, the Company now anticipates being in a three-year cumulative pre-tax loss position during the years 2006 — 2008. Therefore, during the fourth quarter of 2007, the Company recorded a valuation allowance of $621.9 million against its deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The deferred tax assets for which there are no valuation allowances relate to amounts that are expected to be realized through net operating loss carry backs to tax year 2006 or through subsequent reversals of existing taxable temporary differences. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.
     The American Jobs Creation Act of 2004 provided a 3% tax deduction on the lesser of taxable income or qualified domestic production activities income for the years ended December 31, 2006 and 2005. The deduction increases to 6% for years ending after December 31, 2006 and to 9% for years ending after December 31, 2009. Based on the guidance provided by FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, this deduction was accounted for as a special deduction under SFAS 109 and reduced income tax expense for the years ended December 31, 2006 and 2005.
     The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
10. Income taxes (continued)
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
     At December 31, 2007 the Company had $86.2 million of gross unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. Additionally, the Company had $21.1 million of accrued interest and $12.1 million of accrued penalties at December 31, 2007.
     Effective in 2007, the Company recognizes interest and penalties related to income taxes in income tax expense. Such amounts totaled $7.3 million of income tax benefit in 2007. Interest related to income taxes was previously included in interest expense.
     A reconciliation of the change in the unrecognized tax benefits from January 1, 2007 to December 31, 2007 is as follows ($000’s omitted):

Balance at January 1, 2007	$86,663

Increases related to tax positions taken during a prior period	1,708
Decreases related to tax positions taken during a prior period	(12,135)
Increases related to tax positions taken during the current period	11,610
Decreases related to settlements with taxing authorities	(142)
Reductions as a result of a lapse of the applicable statute limitations	(1,495)

Balance at December 31, 2007	$86,209

     The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2006.
11. Leases
     The Company leases certain property and equipment under non-cancelable leases. Office and equipment leases are generally for terms of three to five years. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows ($000’s omitted):

Years Ending December 31,
2008	$56,118
2009	48,700
2010	33,014
2011	22,242
2012	16,646
After 2012	62,817

Total minimum lease payments	$239,537

     Net rental expense for the years ended December 31, 2007, 2006, and 2005 was $70.7 million, $78.5 million, and $73.1 million, respectively. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes, and maintenance.

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
12. Commitments and contingencies
     In the normal course of business, the Company acquires rights under options or option-type agreements to purchase land to be used in homebuilding operations at future dates. The total purchase price applicable to land under option that has been approved for purchase approximated $1.5 billion and $3.9 billion at December 31, 2007 and 2006, respectively. The total purchase price applicable to land under option that has not been approved for purchase approximated $95.1 million and $450.3 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, the Company, in the normal course of business, had outstanding letters of credit and performance bonds of $2 billion and $2.4 billion, respectively.
     The Company could be required to repurchase loans sold to investors that experience early payment default or that have not been underwritten in accordance with the investor guidelines (“defective loans”). The Company, in the normal course of business, also indemnifies investors for defective loans that they have purchased. The Company assesses the overall risk of loss on loans that the Company may be required to repurchase and establishes reserves for them. At December 31, 2007 and 2006, reserves for potential losses on repurchased loans are reflected in accrued and other liabilities and amounted to $2.1 million and $135 thousand, respectively.
     The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.
     In April 2004, the Company received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request seeks information about storm water discharge practices in connection with homebuilding projects completed or underway by the Company. The Company has provided the EPA with this information. Although the matter has since been referred to the United States Department of Justice (“DOJ”) for enforcement, the EPA has asked that the Company engage in “pre-filing” negotiations to resolve the matter short of litigation. The Company continues to participate actively in these negotiations. If the negotiations fail and the DOJ alleges that the Company has violated regulatory requirements applicable to storm water discharges, the government may seek injunctive relief and penalties. The Company believes that it has defenses to any such allegations. At this time, however, the Company can neither predict the outcome of this inquiry nor can it currently estimate the costs that may be associated with its eventual resolution.
13. Supplemental Guarantor information
     At December 31, 2007, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $339 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035 and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$715,411	$344,900	$—	$1,060,311
Unfunded settlements	—	37,674	1,040	—	38,714
House and land inventories	—	7,021,018	6,493	—	7,027,511
Land held for sale	—	252,563	—	—	252,563
Land, not owned, under option agreements	—	20,838	—	—	20,838
Residential mortgage loans available-for- sale	—	—	447,089	—	447,089
Investments in unconsolidated entities	1,448	93,392	10,639	—	105,479
Goodwill	—	4,954	700	—	5,654
Intangible assets	—	110,704	—	—	110,704
Other assets	307,142	629,895	113,897	—	1,050,934
Deferred income tax asset	82,679	48	23,179	—	105,906
Investment in subsidiaries	8,407,720	83,703	5,709,912	(14,201,335)	—

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$157,703	$1,354,652	$347,556	$—	$1,859,911
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	440,611	—	440,611
Income taxes	126,758	—	—	—	126,758
Senior notes	3,478,230	—	—	—	3,478,230
Advances (receivable) payable — subsidiaries	716,105	(804,897)	88,792	—	—

Total liabilities	4,478,796	549,755	876,959	—	5,905,510

Shareholders’ Equity:
Common stock	2,571	104	578	(682)	2,571
Additional paid-in capital	1,362,504	7,326,496	4,944,567	(12,271,063)	1,362,504
Accumulated other comprehensive loss	(4,883)	(1,029)	(1,480)	2,509	(4,883)
Retained earnings	2,960,001	1,094,874	837,225	(1,932,099)	2,960,001

Total shareholders’ equity	4,320,193	8,420,445	5,780,890	(14,201,335)	4,320,193

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
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

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2007
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$9,121,730	$—	$—	$9,121,730
Financial Services	—	20,802	113,967	—	134,769
Other non-operating	12	3,178	3,405	—	6,595

Total revenues	12	9,145,710	117,372	—	9,263,094

Expenses:
Homebuilding:
Cost of sales	—	9,747,531	—	—	9,747,531
Selling, general, and administrative and other expense	32,178	1,584,743	76,387	—	1,693,308
Financial Services	634	8,543	82,973	—	92,150
Other non-operating, net	89,247	(34,215)	(18,046)	—	36,986
Intercompany interest	164,933	(164,933)	—	—	—

Total expenses	286,992	11,141,669	141,314	—	11,569,975

Other Income:
Equity income (loss)	—	(187,805)	(2,217)	—	(190,022)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(286,980)	(2,183,764)	(26,159)	—	(2,496,903)
Income taxes (benefit)	(20,294)	(194,240)	(7,952)	—	(222,486)

Income (loss) from continuing operations before equity in income of subsidiaries	(266,686)	(1,989,524)	(18,207)	—	(2,274,417)
Income (loss) from discontinued operations	18,662	—	—	—	18,662

Income (loss) before equity in net income of subsidiaries	(248,024)	(1,989,524)	(18,207)	—	(2,255,755)
Equity in net income (loss) of subsidiaries:
Continuing operations	(2,007,731)	19,013	(1,567,843)	3,556,561	—

Net income	$(2,255,755)	$(1,970,511)	$(1,586,050)	$3,556,561	$(2,255,755)

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,075,248	$—	$—	$14,075,248
Financial Services	—	29,833	164,763	—	194,596
Other non-operating	374	2,154	2,036	—	4,564

Total revenues	374	14,107,235	166,799	—	14,274,408

Expenses:
Homebuilding:
Cost of sales	—	11,683,433	—	—	11,683,433
Selling, general, and administrative and other expense	36,883	1,233,381	15,939	—	1,286,203
Financial Services	697	9,913	100,858	—	111,468
Other non-operating, net	94,324	(34,296)	(12,364)	—	47,664
Intercompany interest	104,193	(104,193)	—	—	—

Total expenses	236,097	12,788,238	104,433	—	13,128,768

Other Income:
Gain on sale of equity investments	—	—	31,635	—	31,635
Equity income (loss)	—	(96,259)	1,712	—	(94,547)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(235,723)	1,222,738	95,713	—	1,082,728
Income taxes (benefit)	(86,662)	443,937	35,807	—	393,082

Income (loss) from continuing operations before equity in income of subsidiaries	(149,061)	778,801	59,906	—	689,646
Income (loss) from discontinued operations	248	—	(2,423)	—	(2,175)

Income (loss) before equity in net income of subsidiaries	(148,813)	778,801	57,483	—	687,471

Equity in net income (loss) of subsidiaries:
Continuing operations	838,707	59,395	448,712	(1,346,814)	—

Discontinued operations	(2,423)	—	—	2,423	—

	836,284	59,395	448,712	(1,344,391)	—

Net income	$687,471	$838,196	$506,195	$(1,344,391)	$687,471

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,528,236	$—	$—	$14,528,236
Financial Services	—	29,496	131,918	—	161,414
Other non-operating	289	3,682	914	—	4,885

Total revenues	289	14,561,414	132,832	—	14,694,535

Expenses:
Homebuilding:
Cost of sales	—	11,144,968	—	—	11,144,968
Selling, general, and administrative and other expense	18,011	1,139,129	(90)	—	1,157,050
Financial Services, principally interest	2,146	8,632	82,796	—	93,574
Other non-operating, net	128,461	(21,545)	(9,637)	—	97,279
Intercompany interest	162,552	(162,552)	—	—	—

Total expenses	311,170	12,108,632	73,069	—	12,492,871

Other Income:
Gain on sale of equity investments	—	—	620	—	620
Equity income	—	66,902	7,828	—	74,730

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(310,881)	2,519,684	68,211	—	2,277,014
Income taxes (benefit)	(119,172)	933,434	25,864	—	840,126

Income (loss) from continuing operations before equity in income of subsidiaries	(191,709)	1,586,250	42,347	—	1,436,888
Income (loss) from discontinued operations	57,898	—	(2,873)	—	55,025

Income (loss) before equity in net income of subsidiaries	(133,811)	1,586,250	39,474	—	1,491,913

Equity in net income (loss) of subsidiaries:
Continuing operations	1,628,597	31,163	594,348	(2,254,108)	—

Discontinued operations	(2,873)	—	—	2,873	—

	1,625,724	31,163	594,348	(2,251,235)	—

Net income	$1,491,913	$1,617,413	$633,822	$(2,251,235)	$1,491,913

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(747,713)	$1,501,969	$463,999	$—	$1,218,255

Distributions from unconsolidated entities	—	57,154	3,047	—	60,201
Investments in unconsolidated entities	—	(217,541)	—	—	(217,541)
Dividends received from subsidiaries	51	24,000		(24,051)	—
Investment in subsidiaries	(219,304)	(4,510)	(127,093)	350,907	—
Increase in loans held for investment	—	—	(13,728)	—	(13,728)
Proceeds from sale of fixed assets		19,758	9	—	19,767
Capital expenditures	—	(66,551)	(3,565)	—	(70,116)

Net cash provided by (used in) investing activities	(219,253)	(187,690)	(141,330)	326,856	(221,417)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(374,096)	—	(374,096)
Repayment of other borrowings	(61,189)	(13,498)	—	—	(74,687)
Excess tax benefits from share-based awards	523	—	—	—	523
Capital contributions from parent	—	153,294	197,613	(350,907)	—
Advances (to) from affiliates	1,067,012	(1,056,922)	(10,090)	—	—
Issuance of common stock	7,862	—	—	—	7,862
Stock repurchases	(6,245)	—	—	—	(6,245)
Dividends paid	(40,997)	(51)	(24,000)	24,051	(40,997)

Net cash provided by (used in) financing activities	966,966	(917,177)	(210,573)	(326,856)	(487,640)

Effect of exchange rate changes on cash and cash equivalents	—	—	(179)	—	(179)

Net increase in cash and equivalents	—	397,102	111,917	—	509,019
Cash and equivalents at beginning of year	—	318,309	232,983	—	551,292

Cash and equivalents at end of year	$—	$715,411	$344,900	$—	$1,060,311

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(404,256)	$(41,625)	$178,355	$—	$(267,526)

Distributions from unconsolidated entities	—	65,694	1,750	—	67,444
Investments in unconsolidated entities	—	(58,229)	—	—	(58,229)
Dividends received from subsidiaries	3,287,122	72,000	748,378	(4,107,500)	—
Investment in subsidiaries	(1,496,817)	(73,506)	(432,558)	1,937,102	(65,779)
Proceeds from sales of subsidiaries	—	—	49,216	—	49,216
Proceeds from sale of fixed assets	—	19,090	1	—	19,091
Capital expenditures	—	(90,513)	(8,116)	—	(98,629)

Net cash provided by (used in) investing activities	1,790,305	(65,464)	358,671	(2,170,398)	(86,886)

Cash flows from financing activities:
Net payments under Financial Services credit arrangements	—	—	(78,294)	—	(78,294)
Proceeds from other borrowings	150,000	—	—	—	150,000
Repayment of other borrowings	—	(19,757)	—	—	(19,757)
Excess tax benefits from share-based awards	6,696	—	—	—	6,696
Capital contributions from parent	—	1,498,113	438,989	(1,937,102)	—
Advances (to) from affiliates	(1,387,921)	1,394,413	(6,492)	—	—
Issuance of common stock	8,350	—	—	—	8,350
Stock repurchases	(122,295)	—	—	—	(122,295)
Dividends paid	(40,879)	(3,287,135)	(820,365)	4,107,500	(40,879)

Net cash provided by (used in) financing activities	(1,386,049)	(414,366)	(466,162)	2,170,398	(96,179)

Effect of exchange rate changes on cash and cash equivalents	—	—	(385)	—	(385)

Net increase in cash and equivalents	—	(521,455)	70,479	—	(450,976)
Cash and equivalents at beginning of year	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of year	$—	$318,309	$232,983	$—	$551,292

PULTE HOMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
13. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(319,029)	$571,498	$(233,765)	$—	$18,704

Distributions from unconsolidated entities	—	107,978	—	—	107,978
Investments in unconsolidated entities	—	(161,926)	—	—	(161,926)
Dividends received from subsidiaries	1,362	20,011	—	(21,373)	—
Investment in subsidiaries	(791,488)	(2,543)	(735,918)	1,498,777	(31,172)
Proceeds from sales of subsidiaries	—	—	142,866	—	142,866
Proceeds from sale of fixed assets	—	5,858	—	—	5,858
Capital expenditures	—	(76,807)	(12,080)	—	(88,887)

Net cash provided by (used in) investing activities	(790,126)	(107,429)	(605,132)	1,477,404	(25,283)

Cash flows from financing activities:
Net borrowings under Financial Services credit arrangements	—	—	275,586	—	275,586
Proceeds from other borrowings	648,557	46,801	—	—	695,358
Repayment of other borrowings	(125,000)	—	—	—	(125,000)
Capital contributions from parent	—	782,878	715,899	(1,498,777)	—
Advances (to) from affiliates	731,146	(637,997)	(93,149)	—	—
Issuance of common stock	31,248	—	—	—	31,248
Stock repurchases	(143,246)	—	—	—	(143,246)
Dividends paid	(33,550)	(1,362)	(20,011)	21,373	(33,550)

Net cash provided by (used in) financing activities	1,109,155	190,320	878,325	(1,477,404)	700,396

Effect of exchange rate changes on cash and cash equivalents	—	—	333	—	333

Net increase in cash and equivalents	—	654,389	39,761	—	694,150
Cash and equivalents at beginning of year	—	185,375	122,743	—	308,118

Cash and equivalents at end of year	$—	$839,764	$162,504	$—	$1,002,268

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Pulte Homes, Inc.
We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 30, 2008 expressed an unqualified opinion thereon.
As discussed in Note 10 to the financial statements, the Company changed its method of accounting for uncertainty in income tax positions effective with its adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.
/s/ Ernst & Young LLP
Detroit, Michigan
January 30, 2008, except for Note 7, as to which the date is February 15, 2008

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2007
Homebuilding:
Revenues	$1,829,908	$1,993,498	$2,438,556	$2,859,768	$9,121,730
Cost of sales (b)	1,650,833	2,373,499	2,810,553	2,912,646	9,747,531
Loss before income taxes (c)	(148,386)	(803,191)	(1,098,679)	(459,236)	(2,509,492)

Financial Services:
Revenues	$39,581	$27,362	$32,743	$35,083	$134,769
Income before income taxes	13,195	6,568	12,896	10,321	42,980

Other non-operating:
Revenues	$1,944	$386	$499	$3,766	$6,595
Loss before income taxes	(7,357)	(9,986)	(8,130)	(4,918)	(30,391)

Consolidated results:
Revenues	$1,871,433	$2,021,246	$2,471,798	$2,898,617	$9,263,094
Loss from continuing operations before income taxes	(142,548)	(806,609)	(1,093,913)	(453,833)	(2,496,903)
Income taxes (benefit)	(56,876)	(299,058)	(306,042)	439,490	(222,486)
Loss from continuing operations	(85,672)	(507,551)	(787,871)	(893,323)	(2,274,417)
Income from discontinued operations (a)	—	—	—	18,662	18,662
Net loss	$(85,672)	$(507,551)	$(787,871)	$(874,661)	$(2,255,755)

Per share data:
Basic:
Loss from continuing operations	$(0.34)	$(2.01)	$(3.12)	$(3.54)	$(9.02)
Income from discontinued operations	—	—	—	0.07	0.07
Net loss	(0.34)	(2.01)	(3.12)	(3.46)	(8.54)
Weighted-average common shares outstanding	251,919	252,093	252,264	252,485	252,192
Assuming dilution:
Loss from continuing operations	$(0.34)	$(2.01)	$(3.12)	$(3.54)	$(9.02)
Income from discontinued operations	—	—	—	0.07	0.07
Net loss	(0.34)	$(2.01)	$(3.12)	$(3.46)	$(8.94)
Adjusted weighted-average common shares and effect of dilutive securities	251,919	252,093	252,264	252,485	252,192

(a)	Income from discontinued operations is comprised of our former Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

(b)	Cost of sales includes land and community valuation adjustments of $62.4 million, $603.1 million, $615.9 million, and $322.3 million and net realizable value adjustments of $18.3 million, $34 million, $80.5 million, and $66.5 million, for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(c)	Loss before income taxes includes the write-off of deposits and other related costs of $51.5 million, $58.2 million, $94.6 million, and $35.5 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $54.1 million, $51.1 million, and $84.7 million for the 2nd Quarter, 3rd Quarter and 4th Quarter, respectively. Additionally, goodwill impairments of $335.6 million and $34.4 million were recorded in the 3rd Quarter and 4th Quarter, respectively.

PULTE HOMES, INC.
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
2006
Homebuilding:
Revenues	$2,914,752	$3,318,055	$3,513,776	$4,328,665	$14,075,248
Cost of sales	2,247,109	2,640,503	2,918,690	3,877,131	11,683,433
Income (loss) before income taxes	377,583	380,822	286,057	(34,094)	1,010,368

Financial Services:
Revenues	$44,857	$40,467	$49,609	$59,663	$194,596
Income before income taxes	49,344	15,056	21,377	29,683	115,460

Other non-operating:
Revenues	$2,967	$445	$574	$578	$4,564
Loss before income taxes	(9,383)	(8,153)	(11,920)	(13,644)	(43,100)

Consolidated results:
Revenues	$2,962,576	$3,358,967	$3,563,959	$4,388,906	$14,274,408
Income (loss) from continuing operations before income taxes	417,544	387,725	295,514	(18,055)	1,082,728
Income taxes (benefit)	154,899	143,873	104,064	(9,754)	393,082
Income (loss) from continuing operations	262,645	243,852	191,450	(8,301)	689,646
Loss from discontinued operations (a)	—	(833)	(1,231)	(111)	(2,175)
Net income (loss)	$262,645	$243,019	$190,219	$(8,412)	$687,471

Per share data:
Basic:
Income (loss) from continuing operations	$1.04	$0.97	$0.76	$(0.03)	$2.73
Income (loss) from discontinued operations	—	—	—	—	(0.01)
Net income (loss)	$1.04	$0.96	$0.76	$(0.03)	$2.73
Weighted-average common shares outstanding	253,864	252,618	251,287	251,248	252,200
Assuming dilution:
Income (loss) from continuing operations	$1.01	$0.94	$0.74	$(0.03)	$2.67
Income (loss) from discontinued operations	—	—	—	—	(0.01)
Net income (loss)	$1.01	$0.94	$0.74	$(0.03)	$2.66
Adjusted weighted-average common shares and effect of dilutive securities	260,738	258,947	257,215	252,192	258,621

(a)	Loss from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     This Item is not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2007.
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
     Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that pertain to the Company’s ability to record, process, summarize, and report reliable financial data. Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.
     In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2007. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2007.
     Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Internal Control Over Financial Reporting (continued)
b) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Pulte Homes, Inc.
We have audited Pulte Homes Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated January 30, 2008, except for Note 7, as to which the date is February 15, 2008, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
January 30, 2008
(c) Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     This Item is not applicable.
ITEM 9C. CEO/CFO CERTIFICATIONS
     The Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2007 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and we have filed the Sarbanes-Oxley Section 302 certifications of our Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as exhibits 31(a) and 31(b).
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders (“2008 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors — Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2008 Proxy Statement under the caption “Beneficial Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2008 Proxy Statement under the caption “Corporate Governance — Governance Guidelines, Business Practice Policy, Code of Ethics” and is incorporated herein by this reference.
Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.
ITEM 11. EXECUTIVE COMPENSATION
     Information required by this Item will be contained in the 2008 Proxy Statement under the captions “2007 Executive Compensation” and “2007 Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Information required by this Item will be contained in the 2008 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     Information required by this Item will be contained in the 2008 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information required by this Item will be contained in the 2008 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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
        (3) Exhibits
The following exhibits are filed with this Report or incorporated by reference:
Exhibit Number and Description

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(e)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(f)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(g)	Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated July 3, 2007)

	(h)	First Amendment to Third Amended and Restated Credit Agreement, dated as of Novermber 21, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated November 27, 2007)

	(i)	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2008, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated February 20, 2008)

	(j)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

	(k)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(l)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(m)	Form of Restricted Stock Award agreement under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(n)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(o)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

(10)	(p)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(q)	Form of Restricted Stock Award agreement under Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(r)	Form of Restricted Stock Award agreement (as amended) under Pulte Homes, Inc. 2004 Stock Incentive Plan (Filed herewith)

	(s)	Form of Stock Option Agreement under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Filed herewith)

	(t)	Form of Stock Option Agreement (as amended) under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Filed herewith)

	(u)	Del Webb Corporation Director Stock Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(v)	Del Webb Corporation 1993 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(w)	Del Webb Corporation 1995 Director Stock Plan (Incorporated by reference to Exhibit 4.4 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(x)	Del Webb Corporation 1995 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit 4.8 of our Registration Statement on Form S-8, Registration No. 333-66322)

	(y)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(z)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005) (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(aa)	Master Repurchase Agreement, dated as of December 22, 2000, between Pulte Mortgage Corporation and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

	(ab)	Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(u) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ac)	Amendment One dated as of August 19, 2005 to the Collection and Paying Agreement dated as of August 23, 2002, by and among Pulte Mortgage LLC, Pulte Funding, Inc., Bank One, NA, Credit Lyonnais New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ad)	Second Amended and Restated Loan Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Atlantic Asset Securitization Corp., Jupiter Securitization Corporation, La Fayette Asset Securitization Corporation, Calyon New York Branch, JP Morgan Chase Bank, NA, Lloyds TSB Bank PLC and Pulte Mortgage, LLC (Incorporated by reference to Exhibit 10(z) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ae)	Second Amended and Restated Addendum to Master Repurchase Agreement, dated as of August 19, 2005, between Pulte Mortgage, LLC, and Pulte Funding, Inc. (Incorporated by reference to Exhibit 10(aa) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(af)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

(10)	(ag)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(ah)	Third Omnibus Amendment, dated as of August 18, 2006, by and among Pulte Funding, Inc., as the borrower and the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, managing agent, and administrative agent, Lloyds TSB Bank PLC, as a bank, JP Morgan Chase Bank, National Association, as a bank and managing agent, Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

	(ai)	Fourth Omnibus Amendment, dated as of August 13, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

	(aj)	Fifth Omnibus Amendment, dated as of September 12, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

	(ak)	Sixth Omnibus Amendment, dated as of September 21, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

	(al)	Seventh Omnibus Amendment, dated as of September 28, 2007, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(d) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

	(am)	Eighth Omnibus Amendment, dated as of February 1, 2008, by and among Pulte Funding, Inc. as the borrower and as the buyer, Pulte Mortgage LLC, as a seller and the servicer, Atlantic Asset Securitization LLC, as an issuer, La Fayette Asset Securitization LLC, as an issuer, Calyon New York Branch, as a bank, as a managing agent and as the administrative agent, Lloyds TSB Bank PLC, as a bank, JPMorgan Chase Bank, National Association, as a bank and as a managing agent, JS Siloed Trust, successor in interest to Jupiter Securitization Company LLC, as an issuer, and LaSalle Bank National Association, as the collateral agent (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated February 5, 2008)

(10)	(an)	Second Amended and Restated Collateral Agency Agreement, dated as of August 19, 2005, by and among Pulte Funding, Inc., Calyon New York Branch and LaSalle Bank National Association (Incorporated by reference to Exhibit 10(ab) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ao)	Omnibus Amendment, dated as of December 27, 2005, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitization Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ad) of our Annual Report on Form 10-K for the year ended December 31, 2005)

	(ap)	Second Omnibus Amendment, dated as of January 12, 2006, by and among Pulte Funding, Inc., Pulte Mortgage, LLC, Atlantic Asset Securitization Corp., La Fayette Asset Securitization, Calyon New York Branch, Lloyds TSB Bank PLC, JP Morgan Chase Bank, NA, Jupiter Securitization Corp., LaSalle Bank, NA (Incorporated by reference to Exhibit 10(ae) of our Annual Report on Form 10-K for the year ended December 31, 2005)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2007 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTE HOMES, INC.
(Registrant)

February 25, 2008	By:	/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte William J. Pulte	Chairman of the Board of Directors	February 25, 2008

/s/ Richard J. Dugas, Jr.	President, Chief Executive Officer	February 25, 2008
Richard J. Dugas, Jr.	and Member of the Board of Directors
(Principal Executive Officer)

/s/ Roger A. Cregg	Executive Vice President and	February 25, 2008
Roger A. Cregg	Chief Financial Officer
(Principal Financial Officer)

/s/ Vincent J. Frees	Vice President and Controller	February 25, 2008
Vincent J. Frees	(Principal Accounting Officer)

/s/ Brian P. Anderson Brian P. Anderson	Member of Board of Directors	February 25, 2008

/s/ D. Kent Anderson D. Kent Anderson	Member of Board of Directors	February 25, 2008

/s/ Debra Kelly-Ennis Debra Kelly-Ennis	Member of Board of Directors	February 25, 2008

/s/ David N. McCammon David N. McCammon	Member of Board of Directors	February 25, 2008

/s/ Patrick J. O’Leary Patrick J. O’Leary	Member of Board of Directors	February 25, 2008

/s/ Bernard W. Reznicek Bernard W. Reznicek	Member of Board of Directors	February 25, 2008

/s/ Alan E. Schwartz Alan E. Schwartz	Member of Board of Directors	February 25, 2008

/s/ Francis. J. Sehn Francis J. Sehn	Member of Board of Directors	February 25, 2008

/s/ John J. Shea John J. Shea	Member of Board of Directors	February 25, 2008

/s/ William B. Smith William B. Smith	Member of Board of Directors	February 25, 2008