Form 10-Q
period 2008-03-31
PULTE HOMES INC/MI/
filed 2008-05-08
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Registrant’s telephone number, including area code (248) 647-2750
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐                      Non-accelerated filer ☐                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐     NO  ☑
Number of shares of common stock outstanding as of April 30, 2008: 257,376,131

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,071,165	$1,060,311
Unfunded settlements	29,017	38,714
House and land inventory	6,179,847	7,027,511
Land held for sale	324,801	252,563
Land, not owned, under option agreements	19,507	20,838
Residential mortgage loans available-for-sale	284,104	447,089
Investments in unconsolidated entities	109,991	105,479
Other assets	922,786	1,167,292
Deferred income tax assets	105,906	105,906

	$9,047,124	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $139,476 and $185,701 in 2008 and 2007, respectively	$360,571	$418,637
Customer deposits	133,227	132,720
Accrued and other liabilities	1,085,123	1,308,554
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	257,139	440,611
Income taxes	108,105	126,758
Senior notes	3,478,577	3,478,230

Total liabilities	5,422,742	5,905,510

Shareholders’ equity	3,624,382	4,320,193

	$9,047,124	$10,225,703

Note: The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
Homebuilding	$1,398,109	$1,829,908
Financial Services	43,488	39,581
Other non-operating	7,222	1,944

Total revenues	1,448,819	1,871,433

Expenses:
Homebuilding, principally cost of sales	2,106,955	1,977,274
Financial Services	28,474	26,430
Other non-operating, net	10,192	9,301

Total expenses	2,145,621	2,013,005

Other income:
Equity income (loss)	3,746	(976)

Loss before income taxes	(693,056)	(142,548)
Income taxes (benefit)	3,088	(56,876)

Net loss	$(696,144)	$(85,672)

Per share data:
Net loss:
Basic	$(2.75)	$(0.34)

Assuming dilution	$(2.75)	$(0.34)

Cash dividends declared	$0.04	$0.04

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,166	251,919
Assuming dilution:
Effect of dilutive securities – stock options and restricted stock grants	—	—

Adjusted weighted-average common shares and effect of dilutive securities	253,166	251,919

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted, except per share data)
(Unaudited)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained
	Stock	Capital	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2007	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	—	447	—	—	447
Restricted stock awards	5	(5)	—	—	—
Cash dividends declared — $0.04 per share-	—	—	(10,295)	(10,295)	(10,295)
Stock repurchases	(2)	(1,214)	—	(2,400)	(3,616)
Stock-based compensation	—	12,350	—	—	12,350
Comprehensive income (loss):
Net loss	—	—	—	(696,144)	(696,144)
Change in fair value of derivatives	—	—	1,090	—	1,090
Foreign currency translation adjustments	—	—	357	—	357

Total comprehensive income (loss)					(694,697)

Shareholders’ Equity, March 31, 2008	$2,574	$1,374,082	$(3,436)	$2,251,162	$3,624,382

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	3	2,439	—	—	2,442
Tax benefit from stock option exercises and restricted stock vesting	—	3,447	—	—	3,447
Restricted stock awards	5	(5)	—	—	—
Cash dividends declared — $0.04 per share-		—	—	(10,240)	(10,240)
Stock repurchases	(1)	(686)	—	(4,075)	(4,762)
Stock-based compensation	—	19,150	—	—	19,150
Comprehensive income (loss):
Net loss	—	—	—	(85,672)	(85,672)
Change in fair value of derivatives	—	—	(694)	—	(694)
Foreign currency translation adjustments	—	—	(155)	—	(155)

Total comprehensive income (loss)					(86,521)

Shareholders’ Equity, March 31, 2007	$2,560	$1,309,032	$(3,835)	$5,161,766	$6,469,523

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(696,144)	$(85,672)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	663,585	132,136
Amortization and depreciation	19,715	21,660
Stock-based compensation expense	12,350	19,150
Deferred income taxes	—	7,644
Equity (income) loss from unconsolidated entities	(3,746)	976
Distributions of earnings from unconsolidated entities	4,771	69
Other, net	(573)	433
Increase (decrease) in cash due to:
Inventories	111,502	(184,888)
Residential mortgage loans available-for-sale	174,569	535,343
Other assets	226,218	120,116
Accounts payable, accrued and other liabilities	(273,743)	(292,336)
Income taxes	(18,653)	(72,496)

Net cash provided by operating activities	219,851	202,135

Cash flows from investing activities:
Distributions from unconsolidated entities	819	1,899
Investments in unconsolidated entities	(8,067)	(81,683)
Proceeds from the sale of fixed assets	2,799	2,419
Increase in loans held for investment	957	—
Capital expenditures	(5,263)	(16,310)

Net cash used in investing activities	(8,755)	(93,675)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(183,472)	(528,117)
Repayment of other borrowings	(3,293)	(5,438)
Excess tax benefits from share-based awards	—	3,447
Issuance of common stock	447	2,442
Stock repurchases	(3,616)	(4,762)
Dividends paid	(10,295)	(10,240)

Net cash used in financing activities	(200,229)	(542,668)

Effect of exchange rate changes on cash and equivalents	(13)	(136)

Net increase (decrease) in cash and equivalents	10,854	(434,344)

Cash and equivalents at beginning of period	1,060,311	551,292

Cash and equivalents at end of period	$1,071,165	$116,948

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$23,203	$28,905

Income taxes paid (refunded), net	$(183,161)	$4,261

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2008 and 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.
Land, not owned, under option agreements
     In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as amended by FIN 46-R (collectively referred to as “FIN 46”), if the entity holding the land under option is a variable interest entity, the Company’s deposit represents a variable interest in that entity. Creditors of the variable interest entities have no recourse against the Company.
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At March 31, 2008 and December 31, 2007, the Company classified $19.5 million and $20.8 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $382 thousand and $169 thousand, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
Land, not owned, under option agreements (continued)
     Land option agreements that did not require consolidation under FIN 46 at March 31, 2008 and December 31, 2007, had a total purchase price of $1.4 billion and $1.6 billion, respectively. In connection with these agreements, the Company had deposits and other related costs of $224 million and $226 million included in other assets at March 31, 2008 and December 31, 2007, respectively.
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
     Changes to the Company’s allowance for warranties were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Allowance for warranties at beginning of period	$90,917	$117,260

Warranty reserves provided	3,945	17,170
Payments and other adjustments	(18,472)	(26,480)

Allowance for warranties at end of period	$76,390	$107,950

Residential mortgage loans available-for-sale
     Prior to January 1, 2008, residential mortgage loans available-for-sale were measured at the lower of aggregate cost or market value. In accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), the Company elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair values for agency loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency loans available-for-sale are determined based on actual purchase commitments from whole loan investors. Portfolio loans available-for-sale had a fair value of $2 million upon adoption of SFAS 159, which had no effect as the loans were previously written down to fair value. At March 31, 2008, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $284.1 million and an aggregate outstanding principal balance of $277.1 million.
     Interest income on these loans is recorded in Financial Services revenues. The net gain resulting from changes in fair value of these loans totaled approximately $850 thousand during the three months ended March 31, 2008 and was included in Financial Services revenues. These changes in fair value were mostly offset by hedging activities. Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated loan origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159, mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
Mortgage servicing rights
     The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. With the adoption of SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) effective January 1, 2008, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock loan commitment with a borrower. Prior to January 1, 2008, the fair value of such rights were not recognized until the related loan was sold. Fair value is determined based on values in the Company’s servicing sales contracts.
Fair value disclosures
     Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:
Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
     The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

	Fair Value	Fair Value at
Financial Instrument	Hierarchy	March 31, 2008
Cash and equivalents	Level 1	$1,071,165
Mortgage loan commitments	Level 2	5,028
Residential mortgage loans available-for-sale	Level 2	284,104
Forward contracts	Level 2	(3,030)
Whole loan commitments	Level 2	64

		$1,357,331

New accounting pronouncements
     Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) as well as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SAB 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically requires that the fair value of interest rate lock loan commitments include the fair value of future servicing rights. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans available-for-sale originated subsequent to December 31, 2007. These accounting changes increased income before income taxes for the three months ended March 31, 2008 by $6.9 million, which consisted of an increase to Financial Services revenues of $9.5 million offset by an increase to Financial Services expenses of $2.6 million.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1.	Basis of presentation and significant accounting policies (continued)
New accounting pronouncements (continued)
     Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See the caption “Fair value disclosures” included in Note 1 for additional information regarding the fair value of certain financial assets and liabilities. The Company will adopt SFAS 157 as of January 1, 2009 for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. The Company is currently evaluating the effects that the remaining adoption of SFAS 157 will have on its consolidated financial statements.
     On December 4, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, SFAS 141R requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value.  SFAS 141R also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141R is effective for new acquisitions consummated on or after January 1, 2009 and early adoption is not permitted.
     On December 4, 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 requires all entities to report non-controlling (i.e., minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and non-controlling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for the Company beginning on January 1, 2009 and earlier adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.
2.	Inventory and land held for sale
Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2008	2007
Homes under construction	$2,127,981	$2,115,102
Land under development	2,922,823	3,656,623
Land held for future development	1,129,043	1,255,786

Total	$6,179,847	$7,027,511

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Inventory and land held for sale (continued)
     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to homebuilding cost of sales for the three months ended March 31, 2008 and 2007 includes $33 million and $5 million, respectively, of capitalized interest related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Interest in homebuilding inventory at beginning of period	$160,598	$235,596
Interest capitalized into homebuilding inventory	57,445	60,360
Interest expensed to homebuilding cost of sales	(58,492)	(47,958)

Interest in homebuilding inventory at end of period	$159,551	$247,998

Interest incurred *	$58,193	$61,350

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.
Land Valuation Adjustments and Write-Offs
Land and community valuation adjustments
     In accordance with SFAS 144, the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions throughout the homebuilding industry have resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying amount. The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example,

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Inventory and land held for sale (continued)
Land Valuation Adjustments and Write-Offs (continued)
Land and community valuation adjustments (continued)
communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
     The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions).

	2008			2007
		Fair Value of			Fair Value of
		Communities			Communities
	Number of	Impaired, Net		Number of	Impaired, Net
	Communities	of Impairment	Impairment	Communities	of Impairment	Impairment
Quarter Ended	Impaired	Charges	Charges	Impaired	Charges	Charges
March 31	150	$597.8	$598.8	35	$161.9	$62.4
     The Company recorded these valuation adjustments in its consolidated statements of operations within homebuilding expense. During the three months ended March 31, 2008, the Company reviewed all of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 200 communities that showed signs of potential impairment. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 8% to 19%, with an aggregate average of 13%. In the event that market conditions or the Company’s operations deteriorate in the future or the current difficult market conditions extend beyond the Company’s expectations, additional impairments may be necessary in the future.
Net realizable value adjustments — land held for sale
     In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less costs to sell. The Company records these net realizable value adjustments in its consolidated statements of operations within homebuilding expense. As a result of changing market conditions in the homebuilding industry, a portion of the Company’s land held for sale was written down to net realizable value. During the three months ended March 31, 2008 and 2007, the Company recognized net realizable value adjustments related to land held for sale of $64.5 million and $18.3 million, respectively. The Company’s land held for sale balance at March 31, 2008 and December 31, 2007 was as follows ($000’s omitted):

	2008	2007
Land held for sale, gross	$517,868	$347,758
Net realizable value reserves	(193,067)	(95,195)

Land held for sale, net	$324,801	$252,563

Write-off of deposits and other related costs
     From time to time, the Company writes off certain deposits and other costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the availability and best use of necessary capital, and other factors. The Company wrote off deposits and other related costs in the amount of $277 thousand and $51.5 million during the three months ended March 31, 2008 and 2007, respectively. The Company records these write-offs of deposits and other related costs in its consolidated statements of operations within homebuilding expense.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales and certain selling, general and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to our Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment.
     Each reportable segment generally follows the same accounting policies described in Note 1 — “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2008	2007
Revenues:
Northeast	$162,092	$163,672
Southeast	212,132	229,315
Florida	180,844	302,297
Midwest	167,764	196,196
Central	112,958	167,852
Southwest	353,301	454,846
California	209,018	315,730

Total Homebuilding revenues	1,398,109	1,829,908

Financial Services	43,488	39,581

Corporate and unallocated (a)	7,222	1,944

Consolidated revenues	$1,448,819	$1,871,433

Income (loss) before income taxes:
Northeast	$(53,649)	$(32,924)
Southeast	(228)	13,908
Florida	(159,451)	1,461
Midwest	(15,891)	(65,844)
Central	2,344	(10,594)
Southwest	(298,163)	11,668
California	(100,634)	(6,944)
Financial Services (b)	15,044	13,195
Corporate and unallocated (c)	(82,428)	(66,474)

Consolidated loss before income taxes (d)	$(693,056)	$(142,548)

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income before income taxes includes interest expense of $1.9 million and $4.6 million and interest income of $3.1 million and $6.2 million for the three months ended March 31, 2008 and 2007, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $58.5 million and $48 million for the three months ended March 31, 2008 and 2007, respectively, and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $238 million and $311.8 million for the three months ended March 31, 2008 and 2007, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2008	2007
Land and community valuation adjustments:
Northeast	$25,154	$—
Southeast	10,838	—
Florida	139,920	2,365
Midwest	12,256	35,580
Central	—	11,642
Southwest	277,574	—
California	100,079	7,786
Corporate and unallocated (a)	32,964	5,000

Total valuation adjustments	$598,785	$62,373

Net realizable value adjustments (NRV) — land held for sale:
Northeast	$26,867	$—
Southeast	74	—
Florida	9,147	—
Midwest	1,778	18,000
Central	—	272
Southwest	22,154	—
California	4,503	—

Total NRV adjustments — land held for sale	$64,523	$18,272

Write-off of deposits and other related costs (b):
Northeast	$(257)	$23,281
Southeast	86	212
Florida	461	(202)
Midwest	3	4,319
Central	—	—
Southwest	8	18,210
California	(24)	5,671
Corporate and unallocated	—	—

Total write-off of deposits and other related costs	$277	$51,491

Total valuation adjustments and write-offs	$663,585	$132,136

(a)	Includes $33 million and $5 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments recorded during the three months ended March 31, 2008 and 2007.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3.	Segment information (continued)
     Total assets and inventory by reportable segment were as follows ($000’s omitted):

	Assets	Inventory
As of March 31, 2008:
Northeast	$1,205,834	$976,913
Southeast	821,771	721,650
Florida	1,050,605	821,407
Midwest	645,756	583,939
Central	428,068	343,679
Southwest	1,807,789	1,678,101
California	1,021,873	897,569
Financial Services	375,751	—
Corporate and unallocated (a)	1,689,677	156,589

Consolidated	$9,047,124	$6,179,847

As of December 31, 2007:
Northeast	$1,245,240	1,053,403
Southeast	835,085	733,556
Florida	1,223,222	1,020,433
Midwest	678,638	622,779
Central	426,432	345,569
Southwest	2,173,718	2,032,818
California	1,190,970	1,062,277
Financial Services	559,915	—
Corporate and unallocated (a)	1,892,483	156,676

Consolidated	$10,225,703	$7,027,511

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.	Investments in unconsolidated entities
     The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	March 31,	December 31,
	2008	2007
Number of joint ventures with limited recourse guarantees	3	4
Number of joint ventures with debt non-recourse to Pulte	4	4
Number of other active joint ventures	12	12

Total number of active joint ventures	19	20

Investments in joint ventures with limited recourse guarantees	$56,942	$54,223
Investments in joint ventures with debt non-recourse to Pulte	35,120	35,767
Investments in other active joint ventures	17,929	15,489

Total investments in unconsolidated entities	$109,991	$105,479

Pulte’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guarantees	$107,559	$124,529
Joint venture debt non-recourse to Pulte	9,473	9,442

Pulte’s total proportionate share of joint venture debt	$117,032	$133,971

Total joint venture debt	$569,377	$602,507
     The Company has committed through limited recourse guarantees that two of the joint ventures will maintain specified loan to value ratios. One joint venture agreement requires the Company to guarantee the completion of a project if the joint venture does not perform the required development. Additionally, in the case of most joint ventures, the Company has agreed to indemnify the joint venture’s lenders for certain environmental contingencies, and most guarantee arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guarantees unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. The Company has made additional capital contributions to certain joint ventures in order to maintain loan to value requirements. To date, the Company has not been requested to perform under the bankruptcy or environmental guarantees.
     In addition to the joint ventures with limited recourse guarantees, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s three joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with these entities totaled $7.9 million and $9.4 million at March 31, 2008 and December 31, 2007, respectively. The Company does not have any significant financing exposures related to these entities.
     During the three months ended March 31, 2008 and 2007, the Company made capital contributions of $8.1 million and $81.7 million, respectively, to its joint ventures and received capital and earnings distributions of $5.6 million and $2 million, respectively, from its joint ventures. The Company also made scheduled land purchases from one of its joint ventures that provided the joint venture with the funds necessary to repay its remaining debt, the Company’s portion of which totaled $18.2 million at December 31, 2007. During the three months ended March 31, 2008 and 2007 the Company recognized equity income of $3.7 million and equity losses of $976 thousand, respectively, from its unconsolidated joint ventures.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4.	Investments in unconsolidated entities (continued)
     The timing of the repayment obligation under the joint venture debt agreements varies by agreement and in certain instances is contingent upon the joint venture’s sale of its land holdings. If additional capital infusions are required and approved, the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint ventures. While additional capital contributions may be required in the future, the Company believes the total amount of such contributions will be limited. The Company’s maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guarantee totals.
     During 2008 and 2007, the Company made significant efforts to reduce its exposure to future capital requirements under its joint venture arrangements. In April 2008, the Company made a contribution to repay the outstanding debt related to one joint venture at its original scheduled maturity date. The Company’s proportionate share of such debt totaled $27.5 million at March 31, 2008. The Company also has a joint venture that is in default under its debt agreement and whose lender has notified the Company of its intent to enforce the Company’s completion guaranty. While the Company is pursuing a favorable resolution with the joint venture partners and the lender, there is no assurance that additional capital contributions under the completion guaranty will not be required. The Company’s proportionate share of such potential contributions would not exceed the Company’s proportionate share of the joint venture’s outstanding principle plus accumulated interest, the Company’s proportionate share of which totaled approximately $53 million at March 31, 2008. The amount of any potential loss the Company might incur as a result of resolving this matter would be limited to the amount of the required capital contributions, if any. The Company’s only other joint venture with limited recourse guarantees is not expected to require additional capital contributions in order to satisfy the Company’s requirements under the agreement.
5.	Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended March 31, 2008. The Company had remaining authorization to purchase $102.3 million of common stock at March 31, 2008.
Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31,	December 31,
	2008	2007
Foreign currency translation adjustments:
Mexico	$(94)	$(451)
Fair value of derivatives, net of income taxes of $2,048 in 2008 and $2,717 in 2007	(3,342)	(4,432)

	$(3,436)	$(4,883)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6.	Income taxes
     The Company’s income tax expense totaled $3.1 million in the first quarter of 2008 compared with a tax benefit of $56.9 million in the first quarter of 2007. These amounts represent effective income tax rates of 0.4% in the first quarter of 2008 and 39.9% in the first quarter of 2007. The significant change in the Company’s effective tax rate resulted primarily from the recording of a $258 million valuation allowance on the tax benefits related to the Company’s current quarter loss. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), the Company was unable to record a deferred tax benefit, which would have reduced its net loss in the first quarter of 2008, due to the uncertainty of realizing such deferred tax assets. At March 31, 2008 and December 31, 2007, the Company had net deferred tax assets of $996 million and $738 million, respectively, offset by valuation allowances of $890 million and $632 million, respectively. Our net deferred tax asset of $105.9 million at March 31, 2008 and December 31, 2007 is dependent upon carrying back approximately $330 million of projected 2008 federal net operating losses to tax year 2006. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.
     The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2007.
7.	Supplemental Guarantor information
          At March 31, 2008, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $339 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guarantees are full and unconditional.
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
CONDENSED CONSOLIDATING BALANCE SHEET
March 31, 2008
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$717,179	$353,986	$—	$1,071,165
Unfunded settlements	—	33,910	(4,893)	—	29,017
House and land inventory	—	6,173,553	6,294	—	6,179,847
Land held for sale	—	324,801	—	—	324,801
Land, not owned, under option agreements	—	19,507	—	—	19,507
Residential mortgage loans available-for-sale	—	—	284,104	—	284,104
Investments in unconsolidated entities	1,348	98,653	9,990	—	109,991
Other assets	99,360	732,937	90,489	—	922,786
Deferred income tax assets	82,679	48	23,179	—	105,906
Investment in subsidiaries	7,907,977	88,174	5,109,086	(13,105,237)	—

	$8,091,364	$8,188,762	$5,872,235	$(13,105,237)	$9,047,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$121,643	$1,122,587	$334,691	$—	$1,578,921
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	257,139	—	257,139
Income taxes	108,105	—	—	—	108,105
Senior notes	3,478,577	—	—	—	3,478,577
Advances (receivable) payable – subsidiaries	758,657	(857,172)	98,515	—	—

Total liabilities	4,466,982	265,415	690,345	—	5,422,742

Shareholders’ equity	3,624,382	7,923,347	5,181,890	(13,105,237)	3,624,382

	$8,091,364	$8,188,762	$5,872,235	$(13,105,237)	$9,047,124

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$715,411	$344,900	$—	$1,060,311
Unfunded settlements	—	37,674	1,040	—	38,714
House and land inventories	—	7,021,018	6,493	—	7,027,511
Land held for sale	—	252,563	—	—	252,563
Land, not owned, under option agreements	—	20,838	—	—	20,838
Residential mortgage loans available-for-sale	—	—	447,089	—	447,089
Investments in unconsolidated entities	1,448	93,392	10,639	—	105,479
Other assets	307,142	745,553	114,597	—	1,167,292
Deferred income tax asset	82,679	48	23,179	—	105,906
Investment in subsidiaries	8,407,720	83,703	5,709,912	(14,201,335)	—

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$157,703	$1,354,652	$347,556	$—	$1,859,911
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	440,611	—	440,611
Income taxes	126,758	—	—	—	126,758
Senior notes	3,478,230	—	—	—	3,478,230
Advances (receivable) payable — subsidiaries	716,105	(804,897)	88,792	—	—

Total liabilities	4,478,796	549,755	876,959	—	5,905,510
Shareholders’ equity	4,320,193	8,420,445	5,780,890	(14,201,335)	4,320,193

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2008
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,398,109	$—	$—	$1,398,109
Financial services	—	3,486	40,002	—	43,488
Other non-operating	26	4,188	3,008	—	7,222

Total revenues	26	1,405,783	43,010	—	1,448,819

Expenses:
Homebuilding:
Cost of sales	—	1,910,002	—	—	1,910,002
Selling, general and administrative and other expense	4,481	184,659	7,813	—	196,953
Financial Services	539	1,871	26,064	—	28,474
Other non-operating, net	16,745	(6,546)	(7)	—	10,192
Intercompany interest	48,704	(48,704)	—	—	—

Total expenses	70,469	2,041,282	33,870	—	2,145,621

Other Income:
Equity income (loss)	—	3,456	290	—	3,746

Income (loss) before income taxes and equity in income of subsidiaries	(70,443)	(632,043)	9,430	—	(693,056)

Income taxes (benefit)	(864)	55	3,897	—	3,088

Income (loss) before equity in income of subsidiaries	(69,579)	(632,098)	5,533	—	(696,144)
Equity in net income (loss) of subsidiaries	(626,565)	8,505	(603,056)	1,221,116	—

Net income (loss)	$(696,144)	$(623,593)	$(597,523)	$1,221,116	$(696,144)

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
7. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008
($000’s omitted)

	Unconsolidated
					Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Net cash provided by (used in) operating activities	$92,410	$(64,547)	$191,988	$—	$219,851

Cash flows from investing activities:
Distributions from unconsolidated entities	—	819	—	—	819
Investments in unconsolidated entities	—	(8,067)	—	—	(8,067)
Dividends received from subsidiaries	—	6,000	—	(6,000)	—
Investment in subsidiaries	(125,439)	(547)	(21,444)	147,430	—
Proceeds from sale of fixed assets	—	2,799	—	—	2,799
Increase in loans held for investment	—	—	957	—	957
Capital expenditures	—	(4,520)	(743)	—	(5,263)

Net cash provided by (used in) investing activities	(125,439)	(3,516)	(21,230)	141,430	(8,755)

Cash flows from financing activities:
Net repayments under Financial
Services credit arrangements	—	—	(183,472)	—	(183,472)
Repayment of other borrowings	—	(3,293)	—	—	(3,293)
Capital contributions from parent	—	125,437	21,993	(147,430)	—
Advances (to) from affiliates	46,493	(52,313)	5,820	—	—
Issuance of common stock	447	—	—	—	447
Common stock repurchases	(3,616)	—	—	—	(3,616)
Dividends paid	(10,295)	—	(6,000)	6,000	(10,295)

Net cash provided by (used in) financing activities	33,029	69,831	(161,659)	(141,430)	(200,229)

Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)

Net increase in cash and equivalents	—	1,768	9,086	—	10,854
Cash and equivalents at beginning of period	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of period	$—	$717,179	$353,986	$—	$1,071,165

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     The U.S. housing market continues to be unfavorably impacted by a lack of consumer confidence, decreased housing affordability, tightening mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. As a result of the combination of these homebuilding industry and related mortgage financing developments, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $3.1 billion, impairments of our investments in unconsolidated joint ventures totaling $285.3 million, and goodwill impairments of $370 million.
     We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect negative trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging throughout 2008. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our lan d pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are significantly reducing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.
     Given the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)
     The following is a summary of our operating results for the three months ended March 31, 2008 and 2007 ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Income (loss) before income taxes:
Homebuilding	$(705,130)	$(148,386)
Financial Services	15,044	13,195
Other non-operating	(2,970)	(7,357)

Loss before income taxes	(693,056)	(142,548)
Income taxes (benefit)	3,088	(56,876)

Net loss	$(696,144)	$(85,672)

Per share data – assuming dilution:

Net loss	$(2.75)	$(0.34)

     The following is a comparison of our loss before income taxes for the three months ended March 31, 2008 and 2007:
•	Homebuilding loss before income taxes was $705.1 million for the three months ended March 31, 2008, compared with a loss of $148.4 million for the same period in the prior year. These losses resulted from lower settlement revenues combined with lower gross margins and significant land-related charges. Such land-related charges totaled $663.6 million and $132.1 million for the three months ended March 31, 2008 and 2007, respectively.
•	Income before income taxes from Financial Services increased 14% for the three months ended March 31, 2008 compared with the prior year period partially due to a shift in the mix of loans originated toward more profitable agency-backed products. This favorable shift in product mix was partially offset by reduced loan origination volume resulting from the decline in settlement revenues from Homebuilding.
•	The decrease in non-operating expenses for the three months ended March 31, 2008 compared with the same period in the prior year resulted primarily from an increase in interest income partially offset by expenses related to the amendment of our unsecured revolving credit facility completed in February 2008.

Homebuilding Operations — Summary
     The following table presents a summary of pre-tax income (loss) and unit information for our Homebuilding operations for the three months ended March 31, 2008 and 2007 ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Home sale revenue (settlements)	$1,396,431	$1,789,282
Land sale revenue	1,678	40,626
Home cost of sales (a)	(1,845,054)	(1,594,471)
Land cost of sales (b)	(64,948)	(56,362)
Selling, general and administrative expense	(201,937)	(281,653)
Equity income (loss)	3,716	(1,020)
Other income (expense), net (c)	4,984	(44,788)

Pre-tax income (loss)	$(705,130)	$(148,386)

Total active communities	622	691
Unit settlements	4,733	5,420
Average selling price	$295	$330
Net new orders – units	5,402	8,499
Net new orders – dollars (d)	$1,461,000	$2,912,000
Backlog at March 31:
Units	8,559	13,334
Dollars	$2,574,000	$4,703,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $598.8 million and $62.4 million for the three months ended March 31, 2008 and 2007, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $64.5 million and $18.3 million for the three months ended March 31, 2008 and 2007, respectively.

(c)	Includes the write-off of deposits and other related costs for land option contracts we no longer plan to pursue of $277 thousand and $51.5 million for the three months ended March 31, 2008 and 2007, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
     Home sale revenues for the three months ended March 31, 2008 were lower than those for the prior year by $393 million, or 22%. The decrease in home sale revenues was attributable to a 13% decrease in unit settlements combined with an 11% decrease in the average selling price. The decline in unit settlements resulted from both the reduction in active community count and the challenging sales conditions in our local markets. The decrease in average selling price reflects a combination of factors, including changes in product mix and geographic mix of homes closed during the period as well as lower market selling prices and increased sales incentives. Home sale revenues and average selling prices decreased in each of our Homebuilding segments in 2008.
     Homebuilding gross profit margins from home settlements decreased to negative 32.1% for the three months ended March 31, 2008, compared with a positive 10.9% for the same period in the prior year. The significant decrease in gross profit margins is attributable to the difficult market conditions and challenging sales environment where we have realized lower average selling prices and increased sales incentives. In addition, valuation adjustments of $598.8 million were recorded during the three months ended March 31, 2008 related to impairments of 150 communities compared with valuation adjustments of $62.4 million recorded in the prior year period.

Homebuilding Operations – Summary (continued)
     We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales had negative margin contributions of $63.3 million and $15.7 million for the three months ended March 31, 2008 and 2007, respectively. These negative margin contributions include $64.5 million and $18.3 million of net realizable value adjustments in the three months ended March 31, 2008 and 2007, respectively, related to commercial and residential land held for sale. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of March 31, 2008, we had $324.8 million of land held for sale.
     Selling, general and administrative expenses as a percentage of home settlement revenues was 14.5% for the three months ended March 31, 2008 compared with 15.7% for the same period in the prior year. The decrease is primarily attributable to improved overhead leverage as a result of our internal initiatives focused on controlling costs and matching our cost structure with the current business environment. The $79.7 million reduction in selling, general and administrative costs in the three months ended March 31, 2008 compared with the same period in the prior year was partially offset by the significant decrease in revenues, lower absorption into inventory of overhead costs due to lower construction volume, severance costs of $7.7 million related to further overhead reductions, and an increase in insurance-related expenses.
     Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions and options, which totaled $277 thousand and $51.5 million for the three months ended March 31, 2008 and 2007, respectively. These write-offs were partially offset by higher customer deposit income resulting from increased customer cancellations.
     For the three months ended March 31, 2008, net new orders – units decreased 36% to 5,402 units, compared with the same period in 2007. Cancellation rates for the quarter were 28%, compared with 24% for the same period in 2007. Most of our local markets have experienced substantial increases in resale and new home inventory, and this, combined with a lack of consumer confidence, decreased housing affordability, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and lower net new orders.
     The dollar value of net new orders decreased 50% for the three months ended March 31, 2008, compared with the same period in 2007. For the quarter ended March 31, 2008, we had 622 active communities, a decrease of 10% from March 31, 2007. Ending backlog, which represents orders for homes that have not yet closed, was 8,559 units at March 31, 2008 with a dollar value of $2.6 billion.
     At March 31, 2008 and December 31, 2007, our Homebuilding operations controlled approximately 146,800 and 157,900 lots, respectively. Approximately 122,800 and 131,400 lots were owned, and approximately 22,700 and 24,800 lots were under option agreements approved for purchase at March 31, 2008 and December 31, 2007, respectively. In addition, there were approximately 1,300 and 1,700 lots under option agreements, pending approval, at March 31, 2008 and December 31, 2007, respectively. For the three months ended March 31, 2008, we withdrew from land contracts representing approximately 550 lots valued at $24 million.
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.4 billion at March 31, 2008. In addition, the total purchase price related to land under option pending approval was valued at approximately $73 million at March 31, 2008. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and other related costs totaling $224.6 million, of which $3.3 million is refundable. This balance excludes $25.6 million of contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations
     Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 51 markets, located throughout 26 states, and have presented our reportable Homebuilding segments as follows:

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

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our reportable Homebuilding segments:

	Three Months Ended
	March 31,
	2008	2007
Home sale revenue (settlements) ($000’s omitted):
Northeast	$162,092	$163,122
Southeast	212,057	228,081
Florida	180,844	292,370
Midwest	167,764	192,399
Central	112,483	155,726
Southwest	353,023	441,936
California	208,168	315,648

	$1,396,431	$1,789,282

Income (loss) before income taxes ($000’s omitted):
Northeast	$(53,649)	$(32,924)
Southeast	(228)	13,908
Florida	(159,451)	1,461
Midwest	(15,891)	(65,844)
Central	2,344	(10,594)
Southwest	(298,163)	11,668
California	(100,634)	(6,944)
Unallocated	(79,458)	(59,117)

	$(705,130)	$(148,386)

Unit settlements:
Northeast	393	371
Southeast	748	755
Florida	741	1,027
Midwest	623	643
Central	551	699
Southwest	1,197	1,333
California	480	592

	4,733	5,420

Net new orders – units:
Northeast	502	704
Southeast	824	1,006
Florida	993	1,522
Midwest	579	1,020
Central	530	624
Southwest	1,467	2,467
California	507	1,156

	5,402	8,499

Unit backlog:
Northeast	900	1,250
Southeast	1,357	1,959
Florida	1,504	1,707
Midwest	784	1,774
Central	849	1,047
Southwest	2,280	3,853
California	885	1,744

	8,559	13,334

Homebuilding Segment Operations (continued)

	As of	As of
	March 31, 2008	December 31, 2007
Controlled Lots:

Northeast	11,339	13,152
Southeast	16,439	17,170
Florida	32,511	35,348
Midwest	12,399	14,098
Central	12,378	13,023
Southwest	47,922	49,746
California	13,831	15,321

	146,819	157,858

Northeast:
     During the first quarter of 2008, Northeast home sale revenues decreased 1% compared with the prior year period due to a 6% increase in unit settlements offset by a 6% decrease in the average selling price. Our New England market was the primary reason for the increased unit settlements as our remaining markets within Northeast experienced declines in revenues. The loss before income taxes was primarily attributable to $51.8 million in impairments and land-related charges and a small decrease in gross margins. Northeast recorded impairments and land-related charges of $23.3 million in the first quarter of 2007. Net new orders — units decreased 29% compared with 2007 while the cancellation rate was 17% in both the first quarter of 2008 and 2007.
Southeast:
     Our Southeast segment experienced break-even operating results in the first quarter of 2008 due to relative strength in the Carolinas offset by weakness in Atlanta. Local demographic factors continue to be favorable and an ongoing shift in our product mix toward active adult buyers has provided stability. For the first quarter of 2008, Southeast home sale revenues decreased 7% compared with the prior year period due to a 1% decrease in unit settlements combined with a 6% decrease in the average selling price. The loss before income taxes in the first quarter of 2008 was primarily attributable to $11 million in land-related charges in addition to the lower revenues and a moderate decline in gross margins. There were no significant land-related charges in the first quarter of 2007. Net new orders — units declined by 18% compared with 2007. The cancellation rate in the first quarter of 2008 was 24% compared with 23% in the same period in 2007.
Florida:
     Our Florida segment continues to be extremely challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state. For the first quarter of 2008, Florida home sale revenues decreased 38% compared with the prior year period due to a 28% decrease in unit settlements combined with a 14% decrease in the average selling price. Each of our Florida markets experienced lower revenues, including significant declines in our Orlando and Southwest Florida markets. The loss before income taxes was primarily attributable to this reduction in revenues combined with a significant decline in gross margin and $149.5 million in land-related charges. Florida recorded land-related charges of $2.2 million in the first quarter of 2007. Net new orders — units declined by 35% due to the difficult market conditions. The cancellation rate in the first quarter of 2008 was 27% compared with 21% in the same period in 2007.

Homebuilding Segment Operations (continued)
Midwest:
     Our Midwest segment continues to face difficult local economic conditions in the majority of its markets. For the first quarter of 2008, Midwest home sale revenues decreased 13% compared with the prior year period due to a 3% decrease in unit settlements combined with a 10% decrease in the average selling price, with our Michigan and Colorado markets experiencing the most significant revenue declines. The loss before income taxes decreased in the first quarter of 2008 compared with the first quarter of 2007 primarily due to the decrease in land-related charges to $14 million from $57.9 million in the prior year. A slight improvement in gross margins and reductions in overhead costs also contributed to the improvement. Net new orders — units declined by 43% due to the difficult market conditions. The cancellation rate in the first quarter of 2008 was 20% compared with 19% in the same period in 2007.
Central:
     For the first quarter of 2008, Central home sale revenues decreased 28% compared with the prior year period due to a 21% decrease in unit settlements and an 8% decrease in the average selling price. Our Dallas and San Antonio markets accounted for the majority of the lower revenues. The improvement to break-even results in the first quarter of 2008 was primarily attributable to the lack of land-related charges as the prior year period included land-related charges totaling $11.9 million. The lower revenues and moderately lower gross margins were partially offset by improved overhead efficiencies. Net new orders — units declined by 15% while cancellation rates decreased to 26% compared with 32% in the prior year period.
Southwest:
     Market conditions in our Southwest operations deteriorated markedly in late 2007 and continued to be challenging into 2008. For the first quarter of 2008, Southwest home sale revenues decreased 20% compared with the prior year period due to a 10% decrease in unit settlements combined with an 11% decrease in average selling prices, mostly due to home sale revenue reductions in our Las Vegas and Phoenix markets. The significant loss before income taxes in the first quarter of 2008 resulted from land-related charges totaling $299.7 million. The lower revenues and significantly lower gross margins also contributed to the sharp reduction in profitability compared with the first quarter of 2007. Southwest’s operating results for the first quarter of 2007 included land-related charges of $18.2 million. Net new orders — units declined by 41% due to the difficult market conditions. Cancellation rates were approximately 32% for the first quarter of 2008 compared with 25% in the prior year period.
California:
     Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory in substantially all of our markets. For the first quarter of 2008, California home sale revenues decreased 34% compared with the prior year period due to a 19% decrease in unit settlements combined with a 19% decrease in average selling prices. Each of our California markets experienced home sale revenue reductions. Land-related charges totaling $104.6 million were the primary cause of the loss before income taxes. The lower revenues and a decline in gross margins also contributed to the loss. California’s operating results for the first quarter of 2007 included $13.5 million of land-related charges. Net new orders — units declined by 56% in the first quarter of 2008 compared with the same period in the prior year while the cancellation rate increased to 41% compared with 27% in the prior year period.

Financial Services Operations
     We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans monthly to outside investors. Also, we sell our servicing rights on a flow basis through fixed price servicing sales contracts. The following table presents selected financial information for our Financial Services segment ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Mortgage operations revenues	$40,002	$34,947
Title services revenues	3,486	4,634

Total Financial Services revenues	43,488	39,581
Expenses	(28,474)	(26,430)
Equity income	30	44

Income before income taxes	$15,044	$13,195

Total originations:
Loans	3,514	5,158

Principal ($000’s omitted)	$803,405	$1,143,000

     Mortgage origination unit volume decreased 32% while mortgage origination principal volume decreased 30% for the three months ended March 31, 2008 compared with the same period in the prior year. The decrease in unit volume is attributable to lower home settlements in the first quarter of 2008 compared with the same period in 2007, combined with a decrease in the capture rate to 89.9% compared with 93% in the prior year. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume partially offset by an increase in the average loan size. Our Homebuilding customers continue to account for substantially all total loan production, representing nearly 100% of unit production for the three months ended March 31, 2008 and 2007.
     The mortgage industry has experienced a significant shift away from adjustable rate mortgages (ARMs) over the last two years. ARMs, which generally have a lower profit per loan than fixed rate products, represented 4% and 15% of total funded origination dollars for the three months ended March 31, 2008 and 2007, respectively. Interest-only mortgages, a component of ARMs, represented 38% and 81% of ARM origination dollars for the three months ended March 31, 2008 and 2007, respectively. As a result, interest-only mortgages represented 1% and 12% of total funded origination dollars for the three months ended March 31, 2008 and 2007, respectively.
     Our customers’ average FICO scores for the three months ended March 31, 2008 and 2007 were 741 and 744, respectively. Average Combined Loan-to-Value was 83% for both periods. At March 31, 2008, our loan application backlog decreased to $1.5 billion compared with $2.9 billion at March 31, 2007, due primarily to the lower backlog in our Homebuilding operations.
     Based on principal dollars, approximately 6% of the loans we originated in the first quarter of 2008 were considered sub-prime loans, which we define as first mortgages with FICO scores of 620 or below. Approximately 2% of first quarter 2008 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 621 or higher. The remaining 92% of first quarter 2008 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 621 or higher. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services segments.
     Income before income taxes increased $1.8 million, or 14%, for the three months ended March 31, 2008 compared with the prior year period. This increase is mainly attributed to the adoption of two new accounting pronouncements, SEC Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which require that the fair value of interest rate lock loan commitments include the fair value of future servicing rights and that designated loans held for sale be carried at fair value rather than at the lower of cost or market. These accounting changes increased income

Financial Services Operations (continued)
before income taxes for the three months ended March 31, 2008 by $6.9 million, which consisted of an increase to revenues of $9.5 million offset by an increase to expenses of $2.6 million. Additionally, Financial Services also benefited from a shift in the mix of loans originated toward more profitable agency-backed products.
     Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. In recent quarters, however, we experienced increases in our non-performing loans and foreclosed properties as well as higher expected losses on repurchased loans. As a result, our overall loan loss reserves increased to $12.9 million at March 31, 2008 compared with $11.7 million at December 31, 2007.
     We economically hedge portions of our forecasted cash flow from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.
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
     The following table presents results of operations for the three months ended March 31, 2008 and 2007 ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Net interest income	$6,474	$954
Other expenses, net	(9,444)	(8,311)

Loss before income taxes	$(2,970)	$(7,357)

     The increase in net interest income from the prior year period resulted from higher average cash balances and lower borrowings under our unsecured revolving credit facility. The increase in other expenses, net is due primarily to expenses related to the amendment of our unsecured revolving credit facility completed in February 2008.
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized decreased based on reduced debt levels during the first quarter of 2008 compared with the prior year period. Interest expensed to homebuilding cost of sales for the three months ended March 31, 2008 and 2007 includes $33 million and $5 million, respectively, of capitalized interest related to inventory impairments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2008	2007
Interest in homebuilding inventory at beginning of period	$160,598	$235,596
Interest capitalized into homebuilding inventory	57,445	60,360
Interest expensed to homebuilding cost of sales	(58,492)	(47,958)

Interest in homebuilding inventory at end of period	$159,551	$247,998

Interest incurred *	$58,193	$61,350

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes
     Our income tax expense totaled $3.1 million in the first quarter of 2008 compared with a tax benefit of $56.9 million in the first quarter of 2007. These amounts represent effective income tax rates of 0.4% in the first quarter of 2008 and 39.9% in the first quarter of 2007. The significant change in our effective tax rate resulted primarily from the recording of a $258 million valuation allowance on the tax benefits related to the current quarter loss. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), we were unable to record a deferred tax benefit, that would have reduced our net loss in the first quarter of 2008, due to the uncertainty of realizing such deferred tax assets.
Liquidity and Capital Resources
     We finance our land acquisitions, development and construction activities by using internally generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and long-term capital requirements. However, we continue to evaluate our long-term capital requirements and liquidity and may determine that modifications are appropriate based on market conditions.
     At March 31, 2008, we had cash and equivalents of $1.1 billion and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.5 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $6.1 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.
     Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 49% at March 31, 2008, and 39.9% net of cash and equivalents.
     Our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased from $1.6 billion to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation. We currently do not have investment grade ratings from Moody’s Investor Service and Standard and Poor’s Corporation and are therefore subject to the borrowing base limitations. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the remainder of 2008. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. As of March 31, 2008, we had no borrowings outstanding and approximately $1.2 billion available for borrowing under this facility after consideration of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at March 31, 2008 but may in the future.
     The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio of 55%, and we are required to meet a tangible net worth minimum each quarter. At March 31, 2008, our debt-to-total capitalization ratio (as defined in the credit facility) was 46.6% while our tangible net worth (as defined in the credit facility) cushion was $382.8 million. Additionally, if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility can increase in increments ranging from 0.125% to 0.375% and the debt-to-total capitalization ratio covenant threshold can decrease in increments of 2.5%. In the event market conditions deteriorate in the future and result in additional significant land-related charges or other asset impairments, our tangible net worth may come close to or fall below the required minimum. Violations of any of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders and could also result in a default under our $3.5 billion of senior notes.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. At March 31, 2008, Pulte Mortgage had committed credit arrangements of $505 million comprised of a $405 million bank revolving credit facility and a $100 million asset-backed commercial paper program, which reflects a $50 million reduction in the commercial paper program’s capacity that became effective with an amendment completed in March 2008. The credit agreements require Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or eighty-five percent of the average month-end tangible net worth for the preceding calendar year ($52.8 million for 2008) and restricts funded debt to 15 times tangible net worth. At March 31, 2008, Pulte Mortgage had $257.1 million outstanding under its committed credit arrangements.

Liquidity and Capital Resources (continued)
     In May 2008, the lenders under Pulte Mortgage's asset-backed commercial paper program notified us of their intent to terminate the program. As a result, Pulte Mortgage is prepared to repay the outstanding balance of $100 million. Based on expected origination volumes, we have capacity through Pulte Mortgage's bank revolving credit facility and other sources to meet Pulte Mortgage's anticipated financing needs.
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the three months ended March 31, 2008. We had remaining authorization to purchase common stock aggregating $102.3 million at March 31, 2008.
     Our net cash provided by operating activities for the three months ended March 31, 2008 was $219.9 million, compared with $202.1 million for the three months ended March 31, 2007. The primary drivers of cash flow from operations are inventory levels and profitability. For the three months ended March 31, 2008, we focused on right-sizing our land and house inventory to better match current market conditions, which resulted in a net decrease to inventories compared with an increase in the prior year period. This impact was partially offset by an increased net loss, though the net loss in both periods was largely due to non-cash land-related charges, and a significant decrease in residential mortgage loans available-for-sale, which resulted from significantly lower mortgage originations compared with the prior year period.
     Cash used in investing activities was $8.8 million for the three months ended March 31, 2008, compared with $93.7 million for the three months ended March 31, 2007. The significant decrease in cash used in investing activities resulted primarily from a reduction in contributions to our unconsolidated joint ventures to $8.1 million compared with $81.7 million in the prior year. Capital expenditures also decreased.
     Net cash used in financing activities totaled $200.2 million for the three months ended March 31, 2008 compared with $542.7 million for the three months ended March 31, 2007. The primary cause for this decrease was a significant decline in repayments under our Financial Services credit arrangements due to significantly lower loan originations compared with the prior year period. This decrease was consistent with the decrease in sales of residential mortgage loans available-for-sale included in cash provided by operating activities.
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
Contractual Obligations
     Our consolidated contractual obligations as of March 31, 2008 did not change materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements
     At March 31, 2008 and December 31, 2007, aggregate outstanding debt of unconsolidated joint ventures was $569.4 million and $602.5 million, respectively. At March 31, 2008 and December 31, 2007, our proportionate share of joint venture debt was approximately $117 million and $134 million, respectively. We provided limited recourse guarantees for $107.6 million and $124.5 million of joint venture debt at March 31, 2008 and December 31, 2007, respectively.
     See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a more detailed discussion regarding our joint venture guarantees.
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
Residential mortgage loans available-for-sale
     Prior to January 1, 2008, residential mortgage loans available-for-sale were measured at the lower of aggregate cost or market value. We elected to account for residential mortgage loans available-for-sale originated subsequent to December 31, 2007 at fair value in accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows us to minimize the previous accounting asymmetry that resulted from accounting for such loans at the lower of cost or market while the associated economic hedges were accounted for at fair value. Fair values for agency loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency loans available-for-sale are determined based on actual sales commitments from whole loan investors.
     Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated loan origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159, mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.
Mortgage servicing rights
     With the adoption of SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) effective January 1, 2008, we recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock loan commitment with a borrower. Prior to January 1, 2008, the fair value of such rights were not recognized until the related loan was sold.
     We sell our servicing rights monthly on a flow basis through fixed price servicing contracts. Fair value is determined based on values in our servicing sales contracts. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. Furthermore, there are no impairment issues since the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, usually 90 days after sale or securitization. We establish reserves for this liability at the time the sale is recorded.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2008, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of March 31, 2008 for the
	years ending December 31,
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$338,812	$—	$698,563	$—	$2,450,000	$3,487,375	$3,113,580
Average interest rate	—	4.88%	—	7.95%	—	6.24%	6.45%

Limited recourse collateralized financing	$826	$3,491	$890	$890	$—	$—	$6,097	$6,097
Average interest rate	7.39%	6.69%	7.25%	7.25%	—	—	6.95%
Qualitative disclosure:
     There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2007.
Special Notes Concerning Forward-Looking Statements
     As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) the relative stability of debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used in our homebuilding operations; (6) the availability and cost of insurance covering risks associated with our business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors over which we have little or no control. See our Annual Report on Form 10-K for the year ended December 31, 2007 and our other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to our business. We undertake no duty to update any forward-looking statement whether as a result of new information, future events or changes in our expectations.
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2008.
     There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

				(d)
				Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total Number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased (2)	per share (2)	or programs	($000’s omitted)
January 1, 2008 through January 31, 2008	—	—	—	$102,342	(1)

February 1, 2008 through February 29, 2008	222,968	$15.82	—	$102,342	(1)

March 1, 2008 through March 31, 2008	6,160	$14.42	—	$102,342	(1)

Total	229,128	$15.79

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During February and March 2008, a total of 229,128 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.
Item 6. Exhibits
Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg

Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: May 8, 2008