Form 10-Q
period 2008-06-30
PULTE HOMES INC/MI/
filed 2008-08-07
CIK 822416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Registrant’s telephone number, including area code (248) 647-2750
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
Number of shares of common stock outstanding as of July 31, 2008: 257,411,961

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PULTE HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$988,345	$1,060,311
Unfunded settlements	31,749	38,714
House and land inventory	5,726,498	7,027,511
Land held for sale	316,360	252,563
Land, not owned, under option agreements	17,560	20,838
Residential mortgage loans available-for-sale	296,736	447,089
Investments in unconsolidated entities	140,983	105,479
Other assets	891,367	1,167,292
Deferred income tax assets	169,566	105,906

	$8,579,164	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $155,084 and $185,701 in 2008 and 2007, respectively	$359,338	$418,637
Customer deposits	130,426	132,720
Accrued and other liabilities	1,080,186	1,308,554
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	261,505	440,611
Income taxes	112,399	126,758
Senior notes	3,165,691	3,478,230

Total liabilities	5,109,545	5,905,510

Shareholders’ equity	3,469,619	4,320,193

	$8,579,164	$10,225,703

Note:	The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Homebuilding	$1,580,468	$1,993,498	$2,978,577	$3,823,406
Financial Services	38,945	27,362	82,433	66,943
Other non-operating	6,352	386	13,574	2,330

Total revenues	1,625,765	2,021,246	3,074,584	3,892,679

Expenses:
Homebuilding, principally cost of sales	1,800,002	2,741,446	3,906,957	4,718,720
Financial Services	28,158	20,886	56,632	47,316
Other non-operating, net	11,060	10,372	21,252	19,673

Total expenses	1,839,220	2,772,704	3,984,841	4,785,709

Other income:
Equity income (loss)	(1,772)	(55,151)	1,974	(56,127)

Loss before income taxes	(215,227)	(806,609)	(908,283)	(949,157)
Income taxes (benefit)	(56,810)	(299,058)	(53,722)	(355,934)

Net loss	$(158,417)	$(507,551)	$(854,561)	$(593,223)

Per share data:
Net loss:
Basic	$(0.63)	$(2.01)	$(3.37)	$(2.35)

Assuming dilution	$(0.63)	$(2.01)	$(3.37)	$(2.35)

Cash dividends declared	$0.04	$0.04	$0.08	$0.08

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,454	252,093	253,310	252,006
Assuming dilution:
Effect of dilutive securities — stock options and restricted stock grants	—	—	—	—

Adjusted weighted-average common shares and effect of dilutive securities	253,454	252,093	253,310	252,006

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
($000’s omitted, except per share data)
(Unaudited)

			Accumulated
			Other
		Additional	Comprehensive
	Common	Paid-in	Income	Retained
	Stock	Capital	(Loss)	Earnings	Total
Shareholders’ Equity, December 31, 2007	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	1	582	—	—	583
Stock awards	4	(4)	—	—	—
Cash dividends declared — $0.08 per share	—	—	—	(20,558)	(20,558)
Stock repurchases	(2)	(1,214)	—	(2,400)	(3,616)
Stock-based compensation	—	25,082	—	—	25,082
Comprehensive income (loss):
Net loss	—	—	—	(854,561)	(854,561)
Change in fair value of derivatives	—	—	1,151	—	1,151
Foreign currency translation adjustments	—	—	1,345	—	1,345

Total comprehensive income (loss)					(852,065)

Shareholders’ Equity, June 30, 2008	$2,574	$1,386,950	$(2,387)	$2,082,482	$3,469,619

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	4	5,616	—	—	5,620
Tax benefit from stock option exercises and restricted stock vesting	—	3,414	—	—	3,414
Stock awards	3	(3)	—	—	—
Cash dividends declared — $0.08 per share		—	—	(20,474)	(20,474)
Stock repurchases	(1)	(754)		(4,358)	(5,113)
Stock-based compensation	—	34,590	—	—	34,590
Comprehensive income (loss):
Net loss	—	—	—	(593,223)	(593,223)
Change in fair value of derivatives	—	—	(803)	—	(803)
Foreign currency translation adjustments	—	—	149	—	149

Total comprehensive income (loss)					(593,877)

Shareholders’ Equity, June 30, 2007	$2,559	$1,327,550	$(3,640)	$4,643,698	$5,970,167

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	For The Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(854,561)	$(593,223)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	881,957	827,390
Amortization and depreciation	38,828	43,273
Stock-based compensation expense	25,082	34,590
Deferred income taxes	(63,660)	(261,139)
Equity loss (income) from unconsolidated entities	(1,974)	56,127
Distributions of earnings from unconsolidated entities	6,105	4,161
Other, net	(402)	4,645
Increase (decrease) in cash due to:
Inventories	350,427	(519,760)
Residential mortgage loans available-for-sale	163,116	490,795
Other assets	238,941	161,571
Accounts payable, accrued and other liabilities	(280,156)	(135,552)
Income taxes	(14,359)	(105,649)

Net cash provided by operating activities	489,344	7,229

Cash flows from investing activities:
Distributions from unconsolidated entities	1,706	28,838
Investments in unconsolidated entities	(43,394)	(94,968)
Proceeds from the sale of fixed assets	4,507	5,167
Decrease in loans held for investment	6,091	—
Capital expenditures	(11,444)	(32,608)

Net cash used in investing activities	(42,534)	(93,571)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(179,106)	(481,636)
Net borrowings under revolving credit facility	—	173,000
Repayment of other borrowings	(316,995)	(64,973)
Excess tax benefits from share-based awards	—	3,414
Issuance of common stock	583	5,620
Stock repurchases	(3,616)	(5,113)
Dividends paid	(20,558)	(20,474)

Net cash used in financing activities	(519,692)	(390,162)

Effect of exchange rate changes on cash and equivalents	916	(136)

Net decrease in cash and equivalents	(71,966)	(476,640)

Cash and equivalents at beginning of period	1,060,311	551,292

Cash and equivalents at end of period	$988,345	$74,652

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$9,632	$8,420

Income taxes paid (refunded), net	$(181,074)	$7,211

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Earnings per share
     Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2008 and 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods. As a result, the calculation of diluted earnings per share excludes 23.5 million stock options and shares of restricted stock for both the three and six months ended June 30, 2008, and 21.2 million and 21.5 million stock options and shares of restricted stock for the three and six months ended June 30, 2007, respectively.
     Restructuring
     In response to the challenging operating environment, the Company has taken actions designed to reduce ongoing operating costs and improve operating efficiencies. In May 2007, the Company initiated a restructuring plan that included reductions in employee headcount, the closure of selected divisional offices, and the disposal of related property and equipment. These actions resulted in charges of $39.1 million for the three months ended June 30, 2007, of which $31.4 million represented employee severance benefits. In addition to the May 2007 restructuring plan, the Company has also made additional reductions in employee headcount and overhead costs. As a result of these actions, the Company incurred charges of $3.5 million and $12.4 million, respectively, for the three and six months ended June 30, 2008, the majority of which represented employee severance benefits.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     Land, not owned, under option agreements (continued)
     In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value. At June 30, 2008 and December 31, 2007, the Company classified $17.6 million and $20.8 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $318 thousand and $169 thousand, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.
     Land option agreements that did not require consolidation under FIN 46 at June 30, 2008 and December 31, 2007 had a total purchase price of $1.3 billion and $1.6 billion, respectively. In connection with these agreements, the Company had deposits and other related costs of $225.3 million and $226 million included in other assets at June 30, 2008 and December 31, 2007, respectively.
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
     Changes to the Company’s allowance for warranties were as follows ($000’s omitted):

	Six Months Ended
	June 30,
	2008	2007
Allowance for warranties at beginning of period	$90,917	$117,259

Warranty reserves provided	10,131	35,311
Payments and other adjustments	(34,689)	(50,997)

Allowance for warranties at end of period	$66,359	$101,573

     Residential mortgage loans available-for-sale
     Prior to January 1, 2008, residential mortgage loans available-for-sale were measured at the lower of aggregate cost or market value. In accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), the Company elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair values for agency loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency loans available-for-sale are determined based on actual purchase commitments from whole loan investors. Portfolio loans available-for-sale had a fair value of $2 million upon adoption of SFAS 159, which had no effect as the loans were previously written down to fair value. At June 30, 2008, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $296.7 million and an aggregate outstanding principal balance of $297.2 million.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     Residential mortgage loans available-for-sale (continued)
     Interest income on these loans is recorded in Financial Services revenues. The net gain resulting from changes in fair value of these loans totaled approximately $432 thousand and $1.3 million during the three and six months ended June 30, 2008, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by hedging activities. Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated loan origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159, mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.
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
Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.
     The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

	Fair Value	Fair Value at
Financial Instrument	Hierarchy	June 30, 2008

Mortgage loan commitments	Level 2	$4,978
Residential mortgage loans available-for-sale	Level 2	296,736
Forward contracts	Level 2	1,424
Whole loan commitments	Level 2	5

		$303,143

     In addition, the Company measured $4.9 million of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral, which is considered a level 2 input under SFAS 157.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     New accounting pronouncements
     Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) as well as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SAB 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically requires that the fair value of interest rate lock loan commitments include the fair value of future servicing rights. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans available-for-sale originated subsequent to December 31, 2007. These accounting changes increased income before income taxes for the three and six months ended June 30, 2008 by $1.6 million and $8.5 million, respectively, which consisted of increases to Financial Services revenues of $3.7 million and $13.1 million, respectively, offset by increases to Financial Services expenses of $2.1 million and $4.6 million, respectively.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
1. Basis of presentation and significant accounting policies (continued)
     New accounting pronouncements (continued)
     In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share (EPS) pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company’s fiscal year beginning January 1, 2009 and requires retrospective application. The Company does not expect the adoption of the FSP to have a material impact on its reported EPS.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Inventory and land held for sale
     Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30,	December 31,
	2008	2007

Homes under construction	$2,057,934	$2,115,102
Land under development	2,531,853	3,656,623
Land held for future development	1,136,711	1,255,786

Total	$5,726,498	$7,027,511

     The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to homebuilding cost of sales for the three and six months ended June 30, 2008 includes $12.1 million and $45.1 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $41.8 million and $46.8 million, respectively, for the three and six months ended June 30, 2007. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest in inventory at beginning of period	$159,551	$247,998	$160,598	$235,596
Interest capitalized	55,966	60,865	113,411	121,225
Interest expensed	(38,632)	(96,422)	(97,124)	(144,380)

Interest in inventory at end of period	$176,885	$212,441	$176,885	$212,441

Interest incurred *	$56,674	$61,803	$114,867	$123,153

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.
     Land Valuation Adjustments and Write-Offs
     Land and community valuation adjustments
     In accordance with SFAS 144, the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales pace significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions throughout the homebuilding industry have resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates. As a result, a portion of the Company’s land inventory and communities under development demonstrated indicators of potential impairment and were tested accordingly for impairment. As required by SFAS 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying amount.

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

	2008			2007
		Fair Value of			Fair Value of
		Communities			Communities
	Number of	Impaired, Net		Number of	Impaired, Net
	Communities	of Impairment	Impairment	Communities	of Impairment	Impairment
Quarter Ended	Impaired	Charges	Charges	Impaired	Charges	Charges

March 31	150	$597.8	$598.8	35	$161.9	$62.4
June 30	48	198.9	153.5	139	695.8	603.1

			$752.3			$665.5

     The Company recorded these valuation adjustments in its consolidated statements of operations within homebuilding expense. During the six months ended June 30, 2008, the Company reviewed all of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 250 communities that showed signs of potential impairment. The discount rates used in the Company’s determination of fair value for the impaired communities ranged from 8% to 21%, with an aggregate average of 14%. In the event that market conditions or the Company’s operations deteriorate in the future or the current difficult market conditions extend beyond the Company’s expectations, additional impairments may be necessary in the future.
     Net realizable value adjustments — land held for sale
     In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less costs to sell. The Company records these net realizable value adjustments in its consolidated statements of operations within homebuilding expense. As a result of changing market conditions in the homebuilding industry, a portion of the Company’s land held for sale was written down to net realizable value. During the three months ended June 30, 2008 and 2007, the Company recognized net realizable value adjustments related to land held for sale of $44.7 million and $34 million, respectively, and $109.3 million and $52.3 million for the six months ended June 30, 2008 and 2007, respectively. The Company’s land held for sale was as follows ($000’s omitted):

	June 30,	December 31,
	2008	2007

Land held for sale, gross	$522,689	$347,758
Net realizable value reserves	(206,329)	(95,195)

Land held for sale, net	$316,360	$252,563

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
2. Inventory and land held for sale (continued)
     Land Valuation Adjustments and Write-Offs (continued)
     Write-off of deposits and other related costs
     From time to time, the Company writes off certain deposits and other costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the availability and best use of necessary capital, and other factors. The Company wrote off deposits and other related costs in the amount of $20.1 million and $58.2 million during the three months ended June 30, 2008 and 2007, respectively, and $20.4 million and $109.7 million for the six months ended June 30, 2008 and 2007, respectively. The Company records these write-offs of deposits and other related costs in its consolidated statements of operations within homebuilding expense.

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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Northeast	$232,296	$233,218	394,388	$396,890
Southeast	254,878	298,952	467,010	528,267
Florida	198,065	299,811	378,909	602,108
Midwest	174,277	221,966	342,041	418,162
Central	124,149	141,003	237,107	308,855
Southwest	390,908	487,737	744,209	942,583
California	205,895	310,811	414,913	626,541
Financial Services	38,945	27,362	82,433	66,943

Total segment revenues	1,619,413	2,020,860	3,061,010	3,890,349
Corporate and unallocated (a)	6,352	386	13,574	2,330

Consolidated revenues	$1,625,765	$2,021,246	$3,074,584	$3,892,679

Income (loss) before income taxes:
Northeast	$11,135	$(67,609)	$(42,514)	$(100,533)
Southeast	(5,986)	26,616	(6,214)	40,524
Florida	(13,488)	(122,388)	(172,939)	(120,927)
Midwest	(37,251)	(157,899)	(53,142)	(223,743)
Central	(353)	(48,481)	1,991	(59,075)
Southwest	(91,238)	(55,098)	(389,401)	(43,430)
California	(27,584)	(229,952)	(128,218)	(236,896)
Financial Services (b)	10,802	6,568	25,846	19,763

Total segment income (loss) before income taxes	(153,963)	(648,243)	(764,591)	(724,317)

Corporate and unallocated (c)	(61,264)	(158,366)	(143,692)	(224,840)

Consolidated loss before income taxes (d)	$(215,227)	$(806,609)	$(908,283)	$(949,157)

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.

(b)	Financial Services income before income taxes includes interest expense of $1.6 million and $3.6 million for the three months ended June 30, 2008 and 2007, respectively, and $3.4 million and $8.2 million for the six months ended June 30, 2008 and 2007, respectively. Financial Services income before income taxes includes interest income of $3.3 million and $4.8 million for the three months ended June 30, 2008 and 2007, respectively, and $6.5 million and $11 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Corporate and unallocated includes amortization of capitalized interest of $38.6 million and $96.4 million for the three months ended June 30, 2008 and 2007, respectively, and $97.1 million and $144.4 million for the six months ended June 30, 2008 and 2007, respectively, and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $213 million and $322.5 million for the three months ended June 30, 2008 and 2007, respectively, and $451 million and $634.2 million for the six months ended June 30, 2008 and 2007, respectively.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment
	($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Land and community valuation adjustments:
Northeast	$2,067	$56,904	$27,221	$56,904
Southeast	19,108	253	29,946	253
Florida	8,357	100,134	148,277	102,499
Midwest	33,832	134,954	46,088	170,534
Central	916	39,643	916	51,285
Southwest	58,872	70,214	336,446	70,214
California	18,312	159,158	118,391	166,944
Corporate and unallocated (a)	12,096	41,818	45,060	46,818

	$153,560	$603,078	$752,345	$665,451

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$148	$—	$27,015	$—
Southeast	267	1,070	341	1,070
Florida	7,423	10,353	16,570	10,353
Midwest	2,447	8,000	4,225	26,000
Central	1,192	3,750	1,192	4,022
Southwest	26,313	1,459	48,467	1,459
California	6,940	9,368	11,443	9,368
Corporate and unallocated	—	—	—	—

	$44,730	$34,000	$109,253	$52,272

Write-off of deposits and other related costs (b):
Northeast	$660	$14,892	$403	$38,173
Southeast	3,307	302	3,393	514
Florida	84	10,041	545	9,839
Midwest	738	2,596	741	6,915
Central	—	892	—	892
Southwest	15,288	16,169	15,296	34,379
California	5	13,284	(19)	18,955
Corporate and unallocated	—	—	—	—

	$20,082	$58,176	$20,359	$109,667

Impairments of investments in unconsolidated joint ventures:
California	$—	$54,100	$—	$54,100
Corporate and unallocated (c)	1,710	—	1,710	—

	$1,710	$54,100	$1,710	$54,100

Total valuation adjustments and write-offs	$220,082	$749,354	$883,667	$881,490

(a)	Includes $12.1 million and $45.1 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments recorded during the three and six months ended June 30, 2008. For the three and six months ended June 30, 2007, write-offs of capitalized interest related to land and community valuation adjustments totaled $41.8 million and $46.8 million, respectively.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
3. Segment information (continued)
     Total assets and inventory by reportable segment were as follows ($000’s omitted):

	Assets	Inventory

As of June 30, 2008:
Northeast	$1,191,299	$927,912
Southeast	764,794	662,389
Florida	997,374	770,945
Midwest	577,433	526,717
Central	413,955	337,003
Southwest	1,633,231	1,513,292
California	942,277	814,298
Financial Services	376,688	—
Corporate and unallocated (a)	1,682,113	173,942

Consolidated	$8,579,164	$5,726,498

As of December 31, 2007:
Northeast	$1,245,240	$1,053,403
Southeast	835,085	733,556
Florida	1,223,222	1,020,433
Midwest	678,638	622,779
Central	426,432	345,569
Southwest	2,173,718	2,032,818
California	1,190,970	1,062,277
Financial Services	559,915	—
Corporate and unallocated (a)	1,892,483	156,676

Consolidated	$10,225,703	$7,027,511

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; income tax assets; and other corporate items that are not allocated to the operating segments.

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

	June 30,	December 31,
	2008	2007

Number of joint ventures with limited recourse guaranties	2	4
Number of joint ventures with debt non-recourse to Pulte	4	4
Number of other active joint ventures	12	12

Total number of active joint ventures	18	20

Investments in joint ventures with limited recourse guaranties	$15,381	$54,223
Investments in joint ventures with debt non-recourse to Pulte	32,149	35,767
Investments in other active joint ventures	93,453	15,489

Total investments in unconsolidated entities	$140,983	$105,479

Pulte’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$81,177	$124,529
Joint venture debt non-recourse to Pulte	9,127	9,442

Pulte’s total proportionate share of joint venture debt	$90,304	$133,971

Total joint venture debt	$516,054	$602,507
     During the six months ended June 30, 2008 and 2007, the Company recognized equity income of $2 million and an equity loss of $56.1 million, respectively, from its unconsolidated joint ventures. During the six months ended June 30, 2008 and 2007, the Company made capital contributions of $43.4 million and $95 million, respectively, to its joint ventures and received capital and earnings distributions of $7.8 million and $33 million, respectively, from its joint ventures. The 2008 capital contributions include contributions of $33 million in the second quarter of 2008 to repay the outstanding debt related to one joint venture at its original scheduled maturity date and to fund land development costs. The Company also made scheduled land purchases in 2008 from one of its joint ventures that provided the joint venture with the funds necessary to repay its remaining debt, the Company’s portion of which totaled $18.2 million at December 31, 2007.
     The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios, though this guaranty is not expected to require additional capital contributions. Another joint venture agreement requires the Company to guarantee the completion of a project if the joint venture does not perform the required development. This joint venture is in default under its debt agreement, and the lender has notified the Company of its intent to enforce the completion guaranty. While the Company is pursuing a favorable resolution with the joint venture partners and the lender, there is no assurance that additional capital contributions under the completion guaranty will not be required. The Company’s proportionate share of such potential contributions would not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest, the Company’s proportionate share of which totaled approximately $53 million at June 30, 2008. The amount of any potential loss the Company might incur as a result of resolving this matter would be limited to the amount of the required capital contributions, if any.
     Additionally, in the case of most joint ventures, the Company has agreed to indemnify the joint venture’s lenders for certain environmental contingencies, and most guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under the bankruptcy or environmental guaranties described above.

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Investments in unconsolidated entities (continued)
     The timing of repayment obligations under the joint venture debt agreements varies by agreement and in certain instances is contingent upon the joint venture’s sale of its land holdings. If additional capital infusions are required and approved, the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint ventures. While future capital contributions may be required, the Company believes the total amount of such contributions will be limited. The Company’s maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.
     In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with the joint ventures in Puerto Rico totaled $7.5 million and $8.1 million at June 30, 2008 and December 31, 2007, respectively. The Company does not have any significant financing exposures related to these entities.
5. Shareholders’ equity
     Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the six months ended June 30, 2008. The Company had remaining authorization to purchase $102.3 million of common stock at June 30, 2008.
     Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2008 and 2007, the Company repurchased $3.6 million and $5.1 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.
Accumulated other comprehensive income (loss)
     The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30,	December 31,
	2008	2007
Foreign currency translation adjustments:
Mexico	$894	$(451)
Fair value of derivatives, net of income taxes of $2,086 in 2008 and $2,717 in 2007	(3,281)	(4,432)

	$(2,387)	$(4,883)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Income taxes
     The Company’s income tax benefit for the three and six months ended June 30, 2008 was $56.8 million and $53.7 million, respectively, compared with a benefit of $299.1 million and $355.9 million in the corresponding prior year periods. These amounts represent effective tax rates for the three and six months ended June 30, 2008 of 26% and 6%, respectively, compared with effective tax rates of 37% and 38% in the corresponding prior year periods. The significant changes in the Company’s effective tax rate resulted primarily from the recording of an $18 million net valuation reserve in the current quarter and $258 million in the first quarter of 2008.
     At June 30, 2008 and December 31, 2007, the Company had net deferred income tax assets of $1.1 billion and $738 million, respectively, offset by valuation allowances of $908 million and $632 million, respectively. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), in the second quarter the Company adjusted its deferred income tax assets from $105.9 million to $169.6 million, to reflect the Company’s current estimate of the amount realizable from the carryback of the current year’s net operating loss to the 2006 tax year. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.
     The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2007.
7. Debt and other financing arrangements
     The Company repurchased $313.4 million of its 4.875% senior notes due 2009 during a tender offer completed in June 2008. These repurchases resulted in a net loss of $1.6 million, which is included in the consolidated statements of operations within other non-operating, net expenses.
     The Company amended its unsecured revolving credit facility in February 2008 to reduce the borrowing capacity from $1.86 billion to $1.6 billion and to adjust the required tangible net worth minimum to exclude the effects of any deferred tax asset valuation allowances. The amendment resulted in a net loss of $1.5 million, which is included in the consolidated statements of operations within other non-operating, net expenses.
     In May 2008, Pulte Mortgage repaid and terminated its $100 million asset-backed commercial paper program. As of June 30, 2008, Pulte Mortgage’s committed credit arrangements consisted of a $405 million revolving credit facility. Pulte Mortgage had $261.5 million and $440.6 million outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007, respectively.
8. Supplemental Guarantor information
     At June 30, 2008, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $25 million, 4.875%, due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guaranties are full and unconditional.
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

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
June 30, 2008
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$640,431	$347,914	$—	$988,345
Unfunded settlements	—	33,227	(1,478)	—	31,749
House and land inventory	—	5,720,770	5,728	—	5,726,498
Land held for sale	—	316,360	—	—	316,360
Land, not owned, under option agreements	—	17,560	—	—	17,560
Residential mortgage loans available-for-sale	—	—	296,736	—	296,736
Investments in unconsolidated entities	1,348	132,564	7,071	—	140,983
Other assets	96,403	723,324	71,640	—	891,367
Deferred income tax assets	146,339	48	23,179	—	169,566
Investment in subsidiaries	7,838,211	84,562	5,041,089	(12,963,862)	—

	$8,082,301	$7,668,846	$5,791,879	$(12,963,862)	$8,579,164

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$128,469	$1,121,857	$319,624	$—	$1,569,950
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	261,505	—	261,505
Income taxes	112,399	—	—	—	112,399
Senior notes	3,165,691	—	—	—	3,165,691
Advances (receivable) payable — subsidiaries	1,206,123	(1,295,364)	89,241	—	—

Total liabilities	4,612,682	(173,507)	670,370	—	5,109,545
Shareholders’ equity	3,469,619	7,842,353	5,121,509	(12,963,862)	3,469,619

	$8,082,301	$7,668,846	$5,791,879	$(12,963,862)	$8,579,164

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2007
($000’s omitted)

	Unconsolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Consolidated
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$715,411	$344,900	$—	$1,060,311
Unfunded settlements	—	37,674	1,040	—	38,714
House and land inventory	—	7,021,018	6,493	—	7,027,511
Land held for sale	—	252,563	—	—	252,563
Land, not owned, under option agreements	—	20,838	—	—	20,838
Residential mortgage loans available-for- sale	—	—	447,089	—	447,089
Investments in unconsolidated entities	1,448	93,392	10,639	—	105,479
Other assets	307,142	745,553	114,597	—	1,167,292
Deferred income tax assets	82,679	48	23,179	—	105,906
Investment in subsidiaries	8,407,720	83,703	5,709,912	(14,201,335)	—

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, accrued and other liabilities	$157,703	$1,354,652	$347,556	$—	$1,859,911
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	440,611	—	440,611
Income taxes	126,758	—	—	—	126,758
Senior notes	3,478,230	—	—	—	3,478,230
Advances (receivable) payable — subsidiaries	716,105	(804,897)	88,792	—	—

Total liabilities	4,478,796	549,755	876,959	—	5,905,510
Shareholders’ equity	4,320,193	8,420,445	5,780,890	(14,201,335)	4,320,193

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2008
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.
Revenues:
Homebuilding	$—	$1,580,468	$—	$—	$1,580,468
Financial Services	—	3,683	35,262	—	38,945
Other non-operating	(22)	4,022	2,352	—	6,352

Total revenues	(22)	1,588,173	37,614	—	1,625,765

Expenses:
Homebuilding:
Cost of sales	—	1,605,390	—	—	1,605,390
Selling, general and administrative and other expense	4,533	188,939	1,140	—	194,612
Financial Services	541	1,686	25,931	—	28,158
Other non-operating, net	17,408	(6,343)	(5)	—	11,060
Intercompany interest	53,400	(53,400)	—	—	—

Total expenses	75,882	1,736,272	27,066	—	1,839,220

Other Income:
Equity loss	—	(154)	(1,618)	—	(1,772)

Income (loss) before income taxes and equity in income of subsidiaries	(75,904)	(148,253)	8,930	—	(215,227)
Income taxes (benefit)	(8,975)	(52,294)	4,459	—	(56,810)

Income (loss) before equity in income of subsidiaries	(66,929)	(95,959)	4,471	—	(158,417)
Equity in net income (loss) of subsidiaries	(91,488)	5,655	(78,305)	164,138	—

Net income (loss)	$(158,417)	$(90,304)	$(73,834)	$164,138	$(158,417)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2008
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$2,978,577	$—	$—	$2,978,577
Financial Services	—	7,169	75,264	—	82,433
Other non-operating	4	8,210	5,360	—	13,574

Total revenues	4	2,993,956	80,624	—	3,074,584

Expenses:
Homebuilding:
Cost of sales	—	3,515,392	—	—	3,515,392
Selling, general and administrative and other expense	9,014	373,598	8,953	—	391,565
Financial Services	1,080	3,557	51,995	—	56,632
Other non-operating, net	34,153	(12,889)	(12)	—	21,252
Intercompany interest	102,104	(102,104)	—	—	—

Total expenses	146,351	3,777,554	60,936	—	3,984,841

Other Income:
Equity income (loss)	—	3,302	(1,328)	—	1,974

Income (loss) before income taxes and equity in income of subsidiaries	(146,347)	(780,296)	18,360	—	(908,283)
Income taxes (benefit)	(9,839)	(52,239)	8,356	—	(53,722)

Income (loss) before equity in income of subsidiaries	(136,508)	(728,057)	10,004	—	(854,561)
Equity in net income (loss) of subsidiaries	(718,053)	14,160	(681,361)	1,385,254	—

Net income (loss)	$(854,561)	$(713,897)	$(671,357)	$1,385,254	$(854,561)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$1,993,498	$—	$—	$1,993,498
Financial Services	—	3,903	23,459	—	27,362
Other non-operating	—	47	339	—	386

Total revenues	—	1,997,448	23,798	—	2,021,246

Expenses:
Homebuilding:
Cost of sales	—	2,373,499	—	—	2,373,499
Selling, general and administrative and other expense	8,744	329,278	29,925	—	367,947
Financial Services	584	2,005	18,297	—	20,886
Other non-operating, net	22,266	(7,123)	(4,771)	—	10,372
Intercompany interest	32,379	(32,379)	—	—	—

Total expenses	63,973	2,665,280	43,451	—	2,772,704

Other Income:
Equity income (loss)	—	(55,152)	1	—	(55,151)

Income (loss) before income taxes and equity in income of subsidiaries	(63,973)	(722,984)	(19,652)	—	(806,609)
Income taxes (benefit)	(23,436)	(269,148)	(6,474)	—	(299,058)

Income (loss) before equity in income of subsidiaries	(40,537)	(453,836)	(13,178)	—	(507,551)
Equity in income (loss) of subsidiaries	(467,014)	3,143	(356,595)	820,466	—

Net income (loss)	$(507,551)	$(450,693)	$(369,773)	$820,466	$(507,551)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Revenues:
Homebuilding	$—	$3,823,406	$—	$—	$3,823,406
Financial services	—	8,537	58,406	—	66,943
Other non-operating	7	1,065	1,258	—	2,330

Total revenues	7	3,833,008	59,664	—	3,892,679

Expenses:
Homebuilding:
Cost of sales	—	4,024,332	—	—	4,024,332
Selling, general and administrative and other expense	17,799	639,098	37,491	—	694,388
Financial Services	1,341	4,096	41,879	—	47,316
Other non-operating, net	44,087	(16,062)	(8,352)	—	19,673
Intercompany interest	64,723	(64,723)	—	—	—

Total expenses	127,950	4,586,741	71,018	—	4,785,709

Other Income:
Equity income (loss)	—	(56,204)	77	—	(56,127)

Income (loss) before income taxes and equity in income of subsidiaries	(127,943)	(809,937)	(11,277)	—	(949,157)
Income taxes (benefit)	(49,007)	(303,997)	(2,930)	—	(355,934)

Loss before equity in income of subsidiaries	(78,936)	(505,940)	(8,347)	—	(593,223)
Equity in income (loss) of subsidiaries	(514,287)	10,076	(407,613)	911,824	—

Net income (loss)	$(593,223)	$(495,864)	$(415,960)	$911,824	$(593,223)

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Net cash provided by operating activities	$39,188	$264,627	$185,529	$—	$489,344

Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,706	—	—	1,706
Investments in unconsolidated entities	—	(43,394)	—	—	(43,394)
Dividends received from subsidiaries	—	16,000	11,409	(27,409)	—
Investment in subsidiaries	(146,148)	(981)	(42,146)	189,275	—
Proceeds from the sale of fixed assets	—	4,507	—	—	4,507
Decrease in loans held for investment	—	—	6,091	—	6,091
Capital expenditures	—	(10,079)	(1,365)	—	(11,444)

Net cash provided by (used in) investing activities	(146,148)	(32,241)	(26,011)	161,866	(42,534)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(179,106)	—	(179,106)
Repayment of other borrowings	(313,384)	(3,611)	—	—	(316,995)
Capital contributions from parent	—	146,148	43,127	(189,275)	—
Advances (to) from affiliates	443,935	(438,494)	(5,441)	—	—
Issuance of common stock	583	—	—	—	583
Stock repurchases	(3,616)	—	—	—	(3,616)
Dividends paid	(20,558)	(11,409)	(16,000)	27,409	(20,558)

Net cash provided by (used in) financing activities	106,960	(307,366)	(157,420)	(161,866)	(519,692)

Effect of exchange rate changes on cash and equivalents	—	—	916	—	916

Net increase (decrease) in cash and equivalents	—	(74,980)	3,014	—	(71,966)
Cash and equivalents at beginning of period	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of period	$—	$640,431	$347,914	$—	$988,345

PULTE HOMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
8. Supplemental Guarantor information (continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007
($000’s omitted)

	Unconsolidated				Consolidated
	Pulte	Guarantor	Non-Guarantor	Eliminating	Pulte
	Homes, Inc.	Subsidiaries	Subsidiaries	Entries	Homes, Inc.

Net cash provided by (used in) operating activities	$(151,749)	$(370,030)	$529,008	$—	$7,229

Cash flows from investing activities:
Distributions from unconsolidated entities	—	25,791	3,047	—	28,838
Investments in unconsolidated entities	—	(94,968)	—	—	(94,968)
Dividends received from subsidiaries	51	16,000	—	(16,051)	—
Investment in subsidiaries	(36,958)	(1,045)	—	38,003	—
Proceeds from the sale of fixed assets	—	5,166	1	—	5,167
Capital expenditures	—	(30,762)	(1,846)	—	(32,608)

Net cash provided by (used in) investing activities	(36,907)	(79,818)	1,202	21,952	(93,571)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(481,636)	—	(481,636)
Net borrowings under revolving credit facility	173,000	—	—	—	173,000
Repayment of other borrowings	(61,188)	(3,785)	—	—	(64,973)
Capital contributions from parent	—	10,958	27,045	(38,003)	—
Advances (to) from affiliates	93,397	149,800	(243,197)	—	—
Excess tax benefits from share-based awards	3,414	—	—	—	3,414
Issuance of common stock	5,620	—	—	—	5,620
Stock repurchases	(5,113)	—	—	—	(5,113)
Dividends paid	(20,474)	(51)	(16,000)	16,051	(20,474)

Net cash provided by (used in) financing activities	188,656	156,922	(713,788)	(21,952)	(390,162)

Effect of exchange rate changes on cash and equivalents	—	—	(136)	—	(136)

Net decrease in cash and equivalents	—	(292,926)	(183,714)	—	(476,640)
Cash and equivalents at beginning of period	—	318,309	232,983	—	551,292

Cash and equivalents at end of period	$—	$25,383	$49,269	$—	$74,652

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Overview
     The U.S. housing market continues to be unfavorably impacted by a lack of consumer confidence, decreased housing affordability, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. As a result of the combination of these homebuilding industry and related mortgage financing developments, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $3.3 billion, impairments of our investments in unconsolidated joint ventures totaling $287 million, and goodwill impairments of $370 million.
     We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect negative trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging throughout 2008. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.
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
     The Housing and Economic Recovery Act of 2008 (the “Act”) was enacted into law on July 30, 2008. Among other things, the Act provides for a temporary first-time home buyer tax credit for purchases made through July 1, 2009; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the FHA, including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of down payment assistance programs for FHA loans approved after September 30, 2008. Overall, the Act is intended to help stabilize and add consumer confidence to the housing industry. However, the Act also mandates certain changes to which the industry will have to adjust, such as the elimination of down payment assistance programs that were utilized for approximately 10% of our unit settlements in the three months ended June 30, 2008. We are currently evaluating the impact the Act will have on our business and future results of operations.

Overview (continued)
     The following is a summary of our operating results for the three and six months ended June 30, 2008 and 2007 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income (loss) before income taxes:
Homebuilding operations	$(221,321)	$(803,191)	$(926,451)	$(951,577)
Financial Services operations	10,802	6,568	25,846	19,763
Other non-operating	(4,708)	(9,986)	(7,678)	(17,343)

Loss before income taxes	(215,227)	(806,609)	(908,283)	(949,157)
Income taxes (benefit)	(56,810)	(299,058)	(53,722)	(355,934)

Net loss	$(158,417)	$(507,551)	$(854,561)	$(593,223)

Per share data — assuming dilution:
Net loss	$(0.63)	$(2.01)	$(3.37)	$(2.35)

     The following is a comparison of our loss before income taxes for the three and six months ended June 30, 2008 and 2007:
•	Our Homebuilding loss before income taxes was $221.3 million and $926.5 million for the three and six months ended June 30, 2008, respectively, compared with a Homebuilding loss before income taxes of $803.2 million and $951.6 million, respectively, for the same periods in the prior year. The pre-tax loss experienced by our Homebuilding operations resulted from lower settlement revenues combined with lower gross margins and significant land-related charges and impairments of investments in unconsolidated joint ventures. Such land-related charges and impairments totaled $220.1 million and $883.7 million for the three and six months ended June 30, 2008 compared with $749.4 million and $881.5 million for the same periods in the prior year.
•	Income before income taxes from Financial Services increased 64% and 31% for the three and six months ended June 30, 2008, respectively, compared with the prior year periods partially due to a shift in the mix of loans originated toward more profitable agency-backed products. This favorable shift in product mix was partially offset by reduced loan origination volume resulting from the decline in settlement revenues from Homebuilding.
•	The decrease in other non-operating expenses for the three and six months ended June 30, 2008, compared with the same periods in the prior year, resulted primarily from an increase in interest income partially offset by expenses related to the amendment of our unsecured revolving credit facility completed in February 2008 and the repurchase of $313 million of our senior notes due 2009 during a tender offer completed in June 2008.

Homebuilding Operations — Summary
     The following table presents a summary of pre-tax income (loss) and unit information for our Homebuilding operations for the three and six months ended June 30, 2008 and 2007 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Home sale revenue (settlements)	$1,555,137	$1,901,825	$2,951,568	$3,691,107
Land sale revenue	25,331	91,673	27,009	132,299

Total Homebuilding revenues	1,580,468	1,993,498	2,978,577	3,823,406

Home cost of sales (a)	(1,537,269)	(2,254,881)	(3,382,323)	(3,849,352)
Land cost of sales (b)	(68,121)	(118,618)	(133,069)	(174,980)
Selling, general and administrative expense	(177,643)	(295,213)	(379,580)	(576,866)
Equity income (loss)	(1,787)	(55,243)	1,929	(56,263)
Other income (expense), net (c)	(16,969)	(72,734)	(11,985)	(117,522)

Loss before income taxes	$(221,321)	$(803,191)	$(926,451)	$(951,577)

Total active communities at June 30			591	702
Unit settlements	5,438	5,938	10,171	11,358
Average selling price	$286	$320	$290	$325
Net new orders:
Units	5,133	7,532	10,535	16,031
Dollars (d)	$1,413,000	$2,427,000	$2,874,000	$5,339,000
Backlog at June 30:
Units			8,254	14,928
Dollars			$2,432,000	$5,227,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $153.6 million and $603.1 million for the three months ended June 30, 2008 and 2007, respectively, and $752.3 million and $665.5 million for the six months ended June 30, 2008 and 2007, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $44.7 million and $34 million for the three months ended June 30, 2008 and 2007, respectively, and $109.3 million and $52.3 million for the six months ended June 30, 2008 and 2007, respectively.

(c)	Includes the write off of deposits and other related costs for land option contracts we no longer plan to pursue of $20.1 million and $58.2 million for the three months ended June 30, 2008 and 2007, respectively, and $20.4 million and $109.7 million for the six months ended June 30, 2008 and 2007, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
     Home sale revenues for the three and six months ended June 30, 2008 were lower than those for the same periods in the prior year by $346.7 million and $739.5 million, or 18% and 20%, respectively. The decreases in home sale revenues for the three and six months ended June 30, 2008 compared with the prior year periods were attributable to 8% and 10% decreases, respectively, in unit settlements combined with an 11% decrease in the average selling price for both periods. The declines in unit settlements resulted from both reductions in the number of our active communities (down 16% at June 30, 2008 compared with June 30, 2007) and the challenging sales conditions in our local markets. The decreases in average selling price reflect a combination of factors, including changes in the product and geographic mix of homes closed during the period as well as lower market selling prices and increased sales incentives. Home sale revenues and average selling prices decreased in each of our Homebuilding segments in 2008.
     Homebuilding gross profit margins from home settlements increased to positive 1.1% for the three months ended June 30, 2008, compared with negative 18.6% for the same period in the prior year. For the six months ended June 30, 2008, Homebuilding gross profit margins were negative 14.6% compared with negative 4.3% for the same period in 2007. The low level of gross profit margins is attributable to the difficult market conditions and challenging sales environment where we have realized lower average selling prices and increased sales incentives. In addition, land and community valuation adjustments of $153.6 million and $752.3 million were recorded during the three months and six months ended June 30, 2008, respectively, compared with land and community valuation adjustments of $603.1 million and $665.5 million, respectively, in the corresponding prior year periods.

Homebuilding Operations — Summary (continued)
     We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended June 30, 2008 had a negative margin contribution of $42.8 million, compared with a negative margin contribution of $26.9 million for the same period in 2007. Gross profits from land sales for the six months ended June 30, 2008 had a negative margin contribution of $106.1 million, compared with a negative margin contribution of $42.7 million for the same period in 2007. These negative margin contributions include net realizable value adjustments for land held for sale of $44.7 million and $34 million for the three months ended June 30, 2008 and 2007, respectively, and $109.3 million and $52.3 million for the six months ended June 30, 2008 and 2007, respectively. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of June 30, 2008, we had $316.4 million of land held for sale.
     Selling, general and administrative expense as a percentage of home settlement revenues was 11.4% for the three months ended June 30, 2008 compared with 15.5% for the same period in the prior year. For the six months ended June 30, 2008, selling, general and administrative expense as a percentage of home settlement revenues was 12.9% compared with 15.6% in the prior year period. The decrease is primarily attributable to improved overhead leverage as a result of our internal initiatives focused on controlling costs and matching our cost structure with the current business environment. The respective $117.6 million and $197.3 million reductions in selling, general and administrative costs in the three and six months ended June 30, 2008 compared with the same periods in the prior year were partially offset by significant decreases in revenues, lower absorption into inventory of overhead costs due to lower construction volumes, and severance costs of $2.5 million and $9.4 million for the three and six months ended June 30, 2008, respectively, related to further overhead reductions. The three and six months ended June 30, 2007 included employee severance benefits of approximately $31 million related to a restructuring plan initiated in May 2007. The three months ended June 30, 2007 also included an insurance reserve charge of $29 million.
     Equity income (expense) includes impairments of investments in unconsolidated joint ventures totaling $1.7 million in both the three and six months ended June 30, 2008 and $54.1 million in both the three and six months ended June 30, 2007.
     Other income (expense), net includes the write off of deposits and related costs resulting from decisions not to pursue certain land acquisitions and options, which totaled $20.1 million and $58.2 million for the three months ended June 30, 2008 and 2007, respectively, and $20.4 million and $109.7 million for the six months ended June 30, 2008 and 2007, respectively. These write-offs were partially offset by higher customer deposit income resulting from increased customer cancellations.
     For the three and six months ended June 30, 2008, net new order units decreased 32% to 5,133 units and 34% to 10,535 units respectively, compared with the same periods in 2007. Cancellation rates for the second quarter were 29%, compared with 28% for the same period in 2007. Most of our local markets have experienced substantial increases in resale and new home inventory, and this, combined with a lack of consumer confidence, decreased housing affordability, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and lower net new orders.
     The dollar value of net new orders decreased 42% and 46% for the three and six months ended June 30, 2008, respectively, compared with the same periods in 2007. At June 30, 2008, we had 591 active communities, a decrease of 16% from June 30, 2007. Ending backlog, which represents orders for homes that have not yet closed, was 8,254 units at June 30, 2008 with a dollar value of $2.4 billion, declines of 45% and 53%, respectively, compared with June 30, 2007.
     At June 30, 2008 and December 31, 2007, our Homebuilding operations controlled approximately 135,200 and 157,900 lots, respectively. Approximately 115,300 and 131,400 lots were owned, and approximately 19,100 and 24,800 lots were under option agreements approved for purchase at June 30, 2008 and December 31, 2007, respectively. In addition, there were approximately 800 and 1,700 lots under option agreements, pending approval, at June 30, 2008 and December 31, 2007, respectively. For the three and six months ended June 30, 2008, we withdrew from land contracts representing approximately 4,900 lots valued at $119.3 million and 5,400 lots valued at $143.1 million, respectively.

Homebuilding Operations — Summary (continued)
     The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.3 billion at June 30, 2008. In addition, the total purchase price related to land under option pending approval was valued at approximately $44.3 million at June 30, 2008. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and other related costs totaling $225.6 million, of which $2.1 million is refundable. This balance excludes $25.6 million of contingent payment obligations which may or may not become actual obligations to us.
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

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Texas Area includes the following state:
Texas

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)
     The following table presents selected financial information for our reportable Homebuilding segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Home sale revenue (settlements) ($000’s omitted):
Northeast	$232,296	$233,018	$394,388	$396,140
Southeast	254,499	298,752	466,556	526,833
Florida	198,065	236,707	378,909	529,077
Midwest	171,873	221,966	339,637	414,365
Central	122,154	129,330	234,637	285,056
Southwest	370,455	471,340	723,478	913,276
California	205,795	310,712	413,963	626,360

	$1,555,137	$1,901,825	$2,951,568	$3,691,107

Income (loss) before income taxes ($000’s omitted):
Northeast	$11,135	$(67,609)	$(42,514)	$(100,533)
Southeast	(5,986)	26,616	(6,214)	40,524
Florida	(13,488)	(122,388)	(172,939)	(120,927)
Midwest	(37,251)	(157,899)	(53,142)	(223,743)
Central	(353)	(48,481)	1,991	(59,075)
Southwest	(91,238)	(55,098)	(389,401)	(43,430)
California	(27,584)	(229,952)	(128,218)	(236,896)
Unallocated	(56,556)	(148,380)	(136,014)	(207,497)

	$(221,321)	$(803,191)	$(926,451)	$(951,577)

Unit settlements:
Northeast	543	533	936	904
Southeast	881	1,024	1,629	1,779
Florida	828	859	1,569	1,886
Midwest	615	762	1,238	1,405
Central	602	597	1,153	1,296
Southwest	1,423	1,502	2,620	2,835
California	546	661	1,026	1,253

	5,438	5,938	10,171	11,358

Net new orders — units:
Northeast	533	856	1,035	1,560
Southeast	746	1,018	1,570	2,024
Florida	866	1,074	1,859	2,596
Midwest	700	1,138	1,279	2,158
Central	412	731	942	1,355
Southwest	1,420	1,940	2,887	4,407
California	456	775	963	1,931

	5,133	7,532	10,535	16,031

Unit backlog:
Northeast			890	1,573
Southeast			1,222	1,953
Florida			1,542	1,922
Midwest			869	2,150
Central			659	1,181
Southwest			2,277	4,291
California			795	1,858

			8,254	14,928

Homebuilding Segment Operations (continued)

	June 30, 2008	December 31, 2007

Controlled Lots:

Northeast	11,014	13,152
Southeast	14,194	17,170
Florida	31,454	35,348
Midwest	11,058	14,098
Central	12,022	13,023
Southwest	42,280	49,746
California	13,218	15,321

	135,240	157,858

Northeast:
     During the second quarter of 2008, Northeast home sale revenues were flat compared with the prior year period due to a 2% increase in unit settlements offset by a 2% decrease in the average selling price. The significant improvement in income (loss) before income taxes was primarily attributable to a reduction in land-related charges to $2.9 million in the second quarter of 2008 from $71.8 million in the prior year period. Gross margins excluding land-related charges deteriorated slightly from the prior year period. Net new order units decreased in every market and 38% overall compared with the prior year period due to lower demand and a reduction in the number of active communities. The cancellation rate was 16% and 17% in the second quarter of 2008 and 2007, respectively. Our Washington, D.C. and Maryland markets were the primary cause for the reduction in net new orders.
     For the six months ended June 30, 2008, Northeast home sale revenues were flat compared with the prior year period due to a 4% increase in unit settlements offset by a 4% decrease in the average selling price. The reduction in the loss before income taxes was primarily attributable to lower land-related charges of $54.6 million in 2008 compared with $95.1 million in 2007. Gross margins excluding land-related charges deteriorated slightly from the prior year period. Net new order units decreased 34% compared with the prior year period due to lower demand and a reduction in the number of active communities. Our Washington, D.C. and Maryland markets were the primary cause for the reduction in net new orders.
Southeast:
     For the second quarter of 2008, Southeast home sale revenues decreased 15% compared with the prior year period due to a 14% decrease in unit settlements, primarily in our Georgia and Charlotte markets, combined with a 1% decrease in the average selling price. The loss before income taxes in the second quarter of 2008 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges) and $22.7 million of land-related charges compared with $1.6 million in the prior year period. Net new order units declined in every market and by 27% overall compared with the prior year period due to lower demand and a small reduction in the number of active communities. The cancellation rate was 33% and 27% in the second quarter of 2008 and 2007, respectively.
     For the six months ended June 30, 2008, Southeast home sale revenues decreased 11% compared with the prior year period due to an 8% decrease in unit settlements combined with a 3% decrease in the average selling price. The largest declines in unit settlements occurred in our Georgia and Charlotte markets. The loss before income taxes in the six months ended June 30, 2008 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges) and $33.7 million of land-related charges compared with $1.8 million in the prior year period. Net new order units declined by 22% compared with the prior year period due to lower demand and a small reduction in the number of active communities.
Florida:
     Our Florida segment continues to be extremely challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state. For the second quarter of 2008, Florida home sale revenues decreased 16% compared with the prior year period due to a 4% decrease in unit settlements combined with a 13% decrease in the average selling price. The majority of our Florida markets experienced lower revenues, including significant declines in Southwest Florida. In spite of the lower home sales revenues and lower gross margins (excluding land-related charges), the loss before income taxes improved significantly due to a reduction in land-related charges to $15.9 million compared with $120.5 million in the prior year period. Net new order units declined by 19% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 29% and 26% in the second quarter of 2008 and 2007, respectively.

Homebuilding Segment Operations (continued)
     For the six months ended June 30, 2008, Florida home sale revenues decreased 28% compared with the prior year period due to a 17% decrease in unit settlements combined with a 14% decrease in the average selling price. Each of our Florida markets experienced significant declines in unit settlements. The increase in the loss before income taxes was attributable to this reduction in revenues combined with lower gross margins (excluding land-related charges) and $165.4 million in land-related charges compared with $122.7 million in the prior year period. Net new order units declined by 28% compared with the prior year period due to the difficult market conditions and a reduction in the number of active communities.
Midwest:
     Our Midwest segment continues to face difficult local economic conditions as each of our markets experienced lower unit settlements and revenues in the second quarter of 2008. Midwest home sale revenues decreased 23% during the quarter compared with the prior year period due to a 19% decrease in unit settlements combined with a 4% decrease in the average selling price. The loss before income taxes improved in the second quarter of 2008 compared with the second quarter of 2007 primarily due to a decrease in land-related charges to $37 million from $145.6 million. Gross margins excluding land-related charges were flat between the two periods. Net new order units declined by 38% due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate in the second quarter of 2008 was 18% compared with 20% in the same period in 2007.
     For the six months ended June 30, 2008, Midwest home sale revenues decreased 18% compared with the prior year period due to a 12% decrease in unit settlements combined with a 7% decrease in the average selling price. Each market experienced lower revenues compared with the prior year period. The loss before income taxes improved in 2008 compared with 2007 primarily due to a decrease in land-related charges to $51.1 million from $203.4 million. Gross margins excluding land-related charges were flat between the two periods. Net new order units declined by 41% due to the difficult market conditions and a significant reduction in the number of active communities.
Central:
     Home sale revenues for the Central segment decreased 6% during the second quarter 2008 compared with the prior year period due to a 1% increase in unit settlements offset by a 6% decrease in the average selling price. The improvement to break-even results in the second quarter of 2008 was primarily attributable to incurring only $2.1 million of land-related charges as the prior year period included land-related charges totaling $44.3 million. Gross margins excluding land-related charges were relatively flat with the prior year period. Net new order units declined by 44% as the result of lower demand and a significant reduction in the number of active communities. The cancellation rate was 32% and 29% in the second quarter of 2008 and 2007, respectively.
     For the six months ended June 30, 2008, Central home sale revenues decreased 18% compared with the prior year period due to an 11% decrease in unit settlements combined with a 7% decrease in average selling prices. Dallas and San Antonio experienced the largest revenue declines. The improvement to break-even results was primarily attributable to incurring only $2.1 million of land-related charges as the prior year period included land-related charges totaling $56.2 million. Gross margins excluding land-related charges were flat with the prior year period. Net new order units declined by 30% due to the difficult market conditions and a significant reduction in the number of active communities.
Southwest:
     Market conditions in our Southwest operations continued to be challenging during the second quarter of 2008, especially in our Las Vegas market. For the three months ended June 30, 2008, Southwest home sale revenues decreased 21% compared with the prior year period due to a 5% decrease in unit settlements combined with a 17% decrease in average selling prices. The significant loss before income taxes in the second quarter of 2008 resulted primarily from land-related charges totaling $100.5 million. Land-related charges totaled $87.8 million in the prior year period. In addition, gross margins excluding land-related charges were significantly lower in the second quarter of 2008 compared with the prior year period. The combination of the reduced revenues, increased land-related charges, and lower gross margins resulted in a significant increase in loss before income taxes. Net new order units declined by 27% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 29% and 33% in the second quarter of 2008 and 2007, respectively.
     For the six months ended June 30, 2008, Southwest home sale revenues decreased 21% compared with the prior year period due to an 8% decrease in unit settlements combined with a 14% decrease in average selling prices. The significant loss before income taxes was attributable to this reduction in revenues, significantly lower gross margins (excluding land-related charges), and land-related charges totaling $400.2 million. Land-related charges totaled $106.1 million in the prior year period. Net new order units declined by 34% due to the difficult market conditions and a reduction in the number of active communities.

Homebuilding Segment Operations (continued)
California:
     Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory in substantially all of our markets. For the second quarter of 2008, California home sale revenues decreased 34% compared with the prior year period due to a 17% decrease in unit settlements combined with a 20% decrease in average selling prices. Each of our California markets experienced home sale revenue reductions, and this was particularly pronounced in the Bay Area and North Inland Empire. The loss before income taxes resulted from these lower revenues, a significant reduction in gross margins (excluding land-related charges), and land-related charges totaling $25.3 million. However, the loss before income taxes was lower than in the second quarter of 2007 due to the prior year period including land-related charges totaling $181.8 million as well as an impairment of an unconsolidated joint venture in the amount of $54.1 million. Net new order units declined by 41% in the second quarter of 2008 compared with the same period in the prior year due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate was 42% and 40% in the second quarter of 2008 and 2007, respectively.
     For the six months ended June 30, 2008, California home sales revenue decreased 34% compared with the prior year period due to an 18% decrease in unit settlements combined with a 19% decrease in average selling prices. The loss before income taxes resulted from these lower revenues, lower gross margins (excluding land-related charges), and land-related charges totaling $129.8 million. However, the loss before income taxes was lower than in the second quarter of 2007 due to the prior year period including land-related charges totaling $195.3 million and an impairment of an unconsolidated joint venture in the amount of $54.1 million. Net new order units declined by 50% due to the difficult market conditions and a significant reduction in the number of active communities.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Mortgage operations revenues	$35,262	$23,459	$75,264	$58,406
Title services	3,683	3,903	7,169	8,537

Total Financial Services revenues	38,945	27,362	82,433	66,943
Expenses	(28,158)	(20,886)	(56,632)	(47,316)
Equity income	15	92	45	136

Income before income taxes	$10,802	$6,568	$25,846	$19,763

Total originations:
Loans	3,931	5,300	7,445	10,458

Principal ($000’s omitted)	$877,300	$1,176,700	$1,680,700	$2,319,700

     Mortgage origination unit volume decreased 26% and 29% while mortgage origination principal volume decreased 25% and 28% for the three and six months ended June 30, 2008, respectively, compared with the same periods in the prior year. The decrease in unit volume is attributable to lower home settlements in 2008 compared with 2007, combined with a decrease in the capture rate to 92.3% and 91.2% for the three and six months ended June 30, 2008, respectively, compared with 92.6% and 92.8%, respectively, in the same periods in the prior year. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume partially offset by an increase in the average loan size. Our Homebuilding customers continue to account for substantially all total loan production, representing nearly 100% of unit production for the three and six months ended June 30, 2008 and 2007.
     The mortgage industry has experienced a significant shift away from adjustable rate mortgages (ARMs) over the last two years. ARMs, which generally have a lower profit per loan than fixed rate products, represented 3% and 4% of total funded origination dollars for the three and six months ended June 30, 2008, respectively, and 10% and 12% for the three and six months ended June 30, 2007, respectively. Interest-only mortgages, a component of ARMs, represented 27% and 32% of ARM origination dollars for the three and six months ended June 30, 2008 and 2007, respectively. As a result, interest-only mortgages represented only 1% of total funded origination dollars for both the three and six months ended June 30, 2008, compared with 7% and 10% for the three and six months ended June 30, 2007, respectively.
     Our customers’ average FICO scores for the three months ended June 30, 2008 and 2007 were 736 and 746, respectively, and 738 and 745 for the six months ended June 30, 2008 and 2007, respectively. Average Combined Loan-to-Value was 84% and 82% for the three months ended June 30, 2008 and 2007, respectively, and 84% and 83% for the six months ended June 30, 2008 and 2007, respectively. At June 30, 2008, our loan application backlog decreased to $1.5 billion compared with $3.2 billion at June 30, 2007, due primarily to the lower backlog in our Homebuilding operations.
     Based on principal dollars, approximately 7% of the loans we originated in the second quarter of 2008 were considered sub-prime loans, which we define as first mortgages with FICO scores of 620 or below. Approximately 1% of second quarter 2008 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 621 or higher. The remaining 92% of second quarter 2008 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 621 or higher. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services segments.

Financial Services Operations (continued)
     Income before income taxes increased $4.2 million, or 64%, for the three months ended June 30, 2008 compared with the prior year period and $6.1 million, or 31%, for the six months ended June 30, 2008 compared with the prior year period. This increase is mainly attributed to the adoption of two new accounting pronouncements, SEC Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which require that the fair value of interest rate lock loan commitments include the fair value of future servicing rights and that designated loans held for sale be carried at fair value rather than at the lower of cost or market. These accounting changes increased income before income taxes for the three and six months ended June 30, 2008 by $1.6 million and $8.5 million, respectively, which consisted of an increase to revenues of $3.7 million and $13.1 million, respectively, for the three and six months ended June 30, 2008 offset by increases to expenses of $2.1 million and $4.6 million, respectively, for the three and six months ended June 30, 2008. Additionally, Financial Services also benefited from a shift in the mix of loans originated toward more profitable agency-backed products.
     Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. In recent quarters, however, we experienced increases in our non-performing loans and foreclosed properties as well as higher expected losses on repurchased loans and mortgage reinsurance policies. As a result, our overall loan loss reserves increased to $14.6 million at June 30, 2008 compared with $12.4 million at December 31, 2007. Loan loss provisions included in expenses totaled $4.3 million and $6 million, respectively, for the three and six months ended June 30, 2008, respectively, compared with $1.2 million and $2.7 million, respectively, for the same periods in the prior year.
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
     The following table presents other non-operating expenses for the three and six months ended June 30, 2008 and 2007 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net interest income (expense)	$5,644	$(552)	$12,118	$402
Other expenses, net	(10,352)	(9,434)	(19,796)	(17,745)

Loss before income taxes	$(4,708)	$(9,986)	$(7,678)	$(17,343)

     The increase in net interest income from the prior year period resulted from higher average cash balances and lower borrowings under our unsecured revolving credit facility. The increase in other expenses, net is due primarily to expenses related to the amendment of our unsecured revolving credit facility completed in February 2008 and the repurchase of $313 million of our senior notes due 2009 during a tender offer completed in June 2008.

Other Non-Operating (continued)
     Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized decreased based on reduced debt levels during the first six months of 2008 compared with the prior year period. Interest expensed to homebuilding cost of sales for the three and six months ended June 30, 2008 includes $12.1 million and $45.1 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $41.8 million and $46.8 million, respectively, for the three and six months ended June 30, 2007. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest in inventory at beginning of period	$159,551	$247,998	$160,598	$235,596
Interest capitalized	55,966	60,865	113,411	121,225
Interest expensed	(38,632)	(96,422)	(97,124)	(144,380)

Interest in inventory at end of period	$176,885	$212,441	$176,885	$212,441

Interest incurred *	$56,674	$61,803	$114,867	$123,153

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes
     Our income tax benefit for the three and six months ended June 30, 2008 was $57 million and $54 million, respectively, compared with a benefit of $299 million and $356 million, respectively, in the corresponding prior year periods. These amounts represent effective tax rates for the three and six months ended June 30, 2008 of 26% and 6%, respectively, compared with effective tax rates of 37% and 38%, respectively, in the corresponding prior year periods. The significant changes in the Company’s effective tax rate resulted primarily from the recording of an $18 million net valuation reserve in the current quarter and $258 million in the first quarter of 2008.
Liquidity and Capital Resources
     We finance our land acquisition, development, and construction activities by using internally generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate our long-term capital requirements and liquidity and may determine that modifications are appropriate based on market conditions.
     At June 30, 2008, we had cash and equivalents of $988.3 million and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.2 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $5.8 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.
     Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 47.7% at June 30, 2008, and 38.6% net of cash and equivalents.
     Our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased from $1.6 billion to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation. We currently do not have investment grade ratings from Moody’s Investor Service and Standard and Poor’s Corporation and are therefore subject to the borrowing base limitations. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the remainder of 2008. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. As of June 30, 2008, we had no borrowings outstanding and approximately $1.2 billion available for borrowing under this facility after consideration of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at June 30, 2008 but may in the future.
     The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At June 30, 2008, our debt-to-total capitalization ratio (as defined in the credit facility) was 44.9% (compared with the current requirement to not exceed 50%) while our tangible net worth cushion (as defined in the credit facility) was approximately $250 million. Additionally, if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility can increase in increments ranging from 0.125% to 0.375% and the debt-to-total capitalization ratio covenant threshold can decrease in increments of 2.5%. In the event market conditions deteriorate in the future and result in additional significant land-related charges or other asset impairments, our tangible net worth may come close to or fall below the required minimum. Violations of certain of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders and could also result in a default under our $3.2 billion of senior notes.
     Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to investors. At June 30, 2008, Pulte Mortgage’s committed credit arrangements consisted of a $405 million revolving credit facility as the previous $100 million asset-backed commercial paper program was repaid and terminated in May 2008. The revolving credit facility requires Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or 85% of the average month-end tangible net worth for the preceding calendar year ($52.8 million for 2008) and restricts funded debt to 15 times tangible net worth. At June 30, 2008, Pulte Mortgage had $261.5 million outstanding under the revolving credit facility.

Liquidity and Capital Resources (continued)
     Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the six months ended June 30, 2008. We had remaining authorization to purchase common stock aggregating $102.3 million at June 30, 2008.
     Our net cash provided by operating activities for the six months ended June 30, 2008 was $489.3 million, compared with $7.2 million for the six months ended June 30, 2007. The primary drivers of cash flow from operations are inventory levels and profitability. For the six months ended June 30, 2008, we continued to focus on right-sizing our land and house inventory to better match current market conditions, which resulted in a significant net decrease to inventories compared with a significant increase in the prior year period. The seasonal reduction in residential mortgage loans available-for-sale also contributed significant cash during both periods, though significantly less so in 2008 due to lower loan origination volumes. Cash provided by operating activities was also favorably impacted by receipt of a federal income tax refund totaling $212 million during the six months ended June 30, 2008. These impacts were partially offset by an increased net loss, though the net loss in both periods was largely due to non-cash land-related charges.
     Cash used in investing activities was $42.5 million for the six months ended June 30, 2008, compared with $93.6 million for the six months ended June 30, 2007. The significant decrease in cash used in investing activities resulted primarily from a reduction in contributions to our unconsolidated joint ventures combined with reduced capital expenditures. These factors were partially offset by lower cash distributions received from our unconsolidated joint ventures in 2008 compared with the prior year period.
     Net cash used in financing activities totaled $519.7 million for the six months ended June 30, 2008 compared with $390.2 million for the six months ended June 30, 2007. The primary cause for this increase was the repurchase of $313 million of our senior notes due 2009 during a recently completed tender offer. The net repayments under our Pulte Mortgage credit arrangements also contributed to the use of cash in financing activities in both 2008 and 2007 and is consistent with the decrease in residential mortgage loans available-for-sale included in cash provided by operating activities. There were no borrowings under our revolving credit facility during 2008.
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
Contractual Obligations
     Our consolidated contractual obligations as of June 30, 2008 did not change materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements
     At June 30, 2008 and December 31, 2007, aggregate outstanding debt of unconsolidated joint ventures was $516.1 million and $602.5 million, respectively, of which our proportionate share of such joint venture debt was $90.3 million and $134 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $81.2 million and $124.5 million of such joint venture debt at June 30, 2008 and December 31, 2007, respectively.
     See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a more detailed discussion regarding our joint venture guaranties.
New Accounting Pronouncements
     See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Critical Accounting Policies and Estimates
     There have been no significant changes to our critical accounting policies and estimates during the three months ended June 30, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure:
     We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2008, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of June 30, 2008 for the
	years ending December 31,
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
Rate sensitive liabilities:

Fixed interest rate debt:

Senior notes	$—	$25,412	$—	$698,563	$—	$2,450,000	$3,173,975	$2,748,756
Average interest rate	—	4.88%	—	7.95%	—	6.24%	6.60%

Limited recourse
collateralized financing	$509	$3,491	$890	$890	$—	$—	$5,780	$5,780
Average interest rate	7.34%	8.28%	7.25%	7.25%	—	—	7.88%
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
Item 4. Controls and Procedures
     Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2008.
     There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In April 2004, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us. We provided the EPA with information and engaged in pre-filing negotiations to resolve the matter short of litigation. In May 2008, we signed a consent decree with the Department of Justice (DOJ), representing the EPA and several states. The decree represents an agreement that we will implement certain process improvements related to storm water controls at our home building sites. In June 2008, DOJ filed the consent decree for approval by the United States District court for the Eastern District of Virginia (Civil Action No. 1:08CV603). Acceptance of the proposed settlement will resolve and conclude all of the EPA’s claims and concerns regarding our storm water control practices nationwide. DOJ published a notice of lodging of the proposed consent decree in the Federal Register (73 Fed. Reg. 35,711). This triggered a 30-day public comment period which ended on July 23, 2008. We are not aware of any comments being filed with regard to the proposed settlement. The DOJ will now ask the court to sign and enter our consent decree as a final settlement. The court may require a hearing before signing and entering the decree. We expect the decree to become final during the third quarter. Under the decree, we will pay a civil penalty of $877,000. We have also agreed to undertake a Supplemental Environmental Project (SEP) designed to reduce sediment loading to the Garcia River Watershed in northern California. The Garcia River Watershed includes, among other things, habitat for the recovery of important aquatic species, including the California Coho Salmon, which is listed as threatened under the Endangered Species Act. We have agreed to expend at least $608,000 to fund this SEP, which we are undertaking with the assistance of the Trust for Public Land. As noted above, the settlement will require the implementation of certain process improvements for the control of storm water at homebuilding sites, and will also require periodic reports to the DOJ, EPA and the participating states for a period of three years.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(d)
Approximate dollar
			(c)	value of shares
			Total number of	that may yet be
	(a)	(b)	shares purchased	purchased under
	Total number	Average	as part of publicly	the plans or
	of shares	price paid	announced plans	programs
	purchased	per share	or programs	($000’s omitted)
April 1, 2008 through April 30, 2008	—	—	—	$102,342	(1)

May 1, 2008 through May 31, 2008	—	—	—	$102,342	(1)

June 1, 2008 through June 30, 2008	—	—	—	$102,342	(1)

Total	—	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

Item 4. Submission of Matters to a Vote of Security Holders
     Our Annual Meeting of Shareholders was held on May 15, 2008. The following matters were considered and acted upon, with the results indicated below.

	Shares	Shares
	Voted For	Withheld

Election of Directors —

Richard G. Wolford	205,956,757	14,760,939
Cheryl Grise	205,960,820	14,756,876
William B. Smith	129,319,548	91,398,148
Brian P. Anderson	128,014,761	92,702,935
Patrick J. O’Leary	129,339,636	91,318,060
The following directors have terms of office that will expire in 2009 or 2010 and accordingly, were not up for election at our Annual Meeting of Shareholders held on May 15, 2008:

	2009		2010
	Debra J. Kelly-Ennis		William J. Pulte
	Bernard W. Reznicek		Richard J. Dugas, Jr.
	Alan E. Schwartz		David N. McCammon
			Francis J. Sehn

	For	Against	Abstaining	Non-Votes
The approval of the Pulte Homes, Inc. 2008 Senior Management Incentive Plan.	195,434,205	18,450,037	6,833,454	0
To ratify the appointment of Ernst & Young LLP as Pulte Homes’ independent registered public accounting firm for the fiscal year ending December 31, 2008.	207,092,560	6,878,561	6,746,575	0
A shareholder proposal requesting the election of directors by a majority, rather than plurality, vote.	85,065,078	100,549,238	6,892,632	28,210,748
A shareholder proposal requesting the declassification of the Board of Directors.	120,994,241	64,511,425	7,001,282	28,210,748
A shareholder proposal regarding the use of performance based options.	82,004,355	103,588,805	6,913,788	28,210,748
A shareholder proposal requesting annual advisory votes on executive compensation.	57,611,686	122,062,071	12,833,191	28,210,748

Item 4. Submission of Matters to a Vote of Security Holders (continued)

	For	Against	Abstaining	Non-Votes
A shareholder proposal requesting a report regarding climate change.	33,787,735	119,991,110	38,728,103	28,210,748
A shareholder proposal requesting the creation of an oversight committee with respect to nontraditional mortgage loans.	8,277,862	176,465,125	7,763,961	28,210,748
Item 6. Exhibits
Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.
/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized officer)
Date: August 7, 2008