Form 10-Q
period 2008-09-30
PULTE HOMES INC/MI/
filed 2008-11-06
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding as of October 31, 2008: 257,482,669

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,173,892	$1,060,311
Unfunded settlements	15,228	38,714
House and land inventory	5,230,066	7,027,511
Land held for sale	285,951	252,563
Land, not owned, under option agreements	17,254	20,838
Residential mortgage loans available-for-sale	236,648	447,089
Investments in unconsolidated entities	144,950	105,479
Other assets	830,838	1,167,292
Deferred income tax assets	248,204	105,906

	$8,183,031	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $145,040 and $185,701 in 2008 and 2007, respectively	$334,568	$418,637
Customer deposits	107,489	132,720
Accrued and other liabilities	1,039,489	1,308,554
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	192,407	440,611
Income tax liabilities	159,721	126,758
Senior notes	3,165,998	3,478,230

Total liabilities	4,999,672	5,905,510
Shareholders’ equity	3,183,359	4,320,193

	$8,183,031	$10,225,703

Note: The condensed consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Homebuilding	$1,521,789	$2,438,556	$4,500,366	$6,261,962
Financial Services	36,438	32,743	118,871	99,686
Other non-operating	6,362	499	19,936	2,829

Total revenues	1,564,589	2,471,798	4,639,173	6,364,477

Expenses
Homebuilding, principally cost of sales	1,821,066	3,485,540	5,728,023	8,204,260
Financial Services	26,348	19,967	82,980	67,283
Other non-operating, net	9,079	8,629	30,331	28,302

Total expenses	1,856,493	3,514,136	5,841,334	8,299,845

Other income:
Equity income (loss)	(2,687)	(51,575)	(713)	(107,702)

Loss before income taxes	(294,591)	(1,093,913)	(1,202,874)	(2,043,070)
Income taxes (benefit)	(14,204)	(306,042)	(67,926)	(661,976)

Net loss	$(280,387)	$(787,871)	$(1,134,948)	$(1,381,094)

Per share data:
Net loss:
Basic	$(1.11)	$(3.12)	$(4.48)	$(5.48)

Assuming dilution	$(1.11)	$(3.12)	$(4.48)	$(5.48)

Cash dividends declared	$0.04	$0.04	$0.12	$0.12

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,582	252,264	253,401	252,093
Assuming dilution:
Effect of dilutive securities-stock options and restricted stock grants	—	—	—	—

Adjusted weighted-average common shares and effect of dilutive securities	253,582	252,264	253,401	252,093

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

($000’s omitted, except per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Shareholders’ Equity, December 31, 2007	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	2	1,865	—	—	1,867
Excess tax benefits (deficiencies) from stock-based compensation	—	(6,305)	—	—	(6,305)
Stock awards	4	(4)	—	—	—
Cash dividends declared-$0.12 per share	—	—	—	(30,851)	(30,851)
Stock repurchases	(2)	(1,348)	—	(2,674)	(4,024)
Stock-based compensation	—	35,562	—	—	35,562
Comprehensive income (loss):
Net loss	—	—	—	(1,134,948)	(1,134,948)
Change in fair value of derivatives	—	—	1,325	—	1,325
Foreign currency translation adjustments	—	—	540	—	540

Total comprehensive income (loss)					(1,133,083)

Shareholders’ Equity, September 30, 2008	$2,575	$1,392,274	$(3,018)	$1,791,528	$3,183,359

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	$(31,354)	$(31,354)
Stock option exercises	5	5,875	—	—	5,880
Excess tax benefits (deficiencies) from stock-based compensation	—	2,997	—	—	2,997
Stock awards	3	(3)	—	—	—
Cash dividends declared-$0.12 per share		—	—	(30,712)	(30,712)
Stock repurchases	(2)	(780)	—	(4,443)	(5,225)
Stock-based compensation	—	52,031	—	—	52,031
Comprehensive income (loss):
Net loss	—	—	—	(1,381,094)	(1,381,094)
Change in fair value of derivatives	—	—	(906)	—	(906)
Foreign currency translation adjustments	—	—	(129)	—	(129)

Total comprehensive income (loss)					(1,382,129)

Shareholders’ Equity, September 30, 2007	$2,559	$1,344,807	$(4,021)	$3,845,504	$5,188,849

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,134,948)	$(1,381,094)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	1,147,190	1,618,350
Goodwill impairments	—	335,609
Amortization and depreciation	57,541	64,109
Stock-based compensation expense	35,562	52,031
Deferred income taxes	(142,298)	(523,137)
Equity loss (income) from unconsolidated entities	713	107,702
Distributions of earnings from unconsolidated entities	2,561	4,291
Other, net	(689)	3,676
Increase (decrease) in cash due to:
Inventories	567,525	(300,184)
Residential mortgage loans available-for-sale	228,279	533,409
Other assets	304,576	30,504
Accounts payable, accrued and other liabilities	(329,357)	(242,466)
Income tax liabilities	32,963	21,868

Net cash provided by operating activities	769,618	324,668

Cash flows from investing activities:
Distributions from unconsolidated entities	6,038	29,071
Investments in unconsolidated entities	(49,554)	(155,606)
Proceeds from the sale of fixed assets	4,903	9,685
Increase in loans held for investment	2,085	—
Capital expenditures	(14,507)	(54,395)

Net cash used in investing activities	(51,035)	(171,245)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(248,204)	(528,627)
Net borrowings under revolving credit facility	—	25,000
Repayment of other borrowings	(317,997)	(72,082)
Excess tax benefits (deficiencies) from stock-based compensation	(6,305)	2,997
Issuance of common stock	1,867	5,880
Stock repurchases	(4,024)	(5,225)
Dividends paid	(30,851)	(30,712)

Net cash used in financing activities	(605,514)	(602,769)

Effect of exchange rate changes on cash and equivalents	512	(160)

Net increase (decrease) in cash and equivalents	113,581	(449,506)
Cash and equivalents at beginning of period	1,060,311	551,292

Cash and equivalents at end of period	$1,173,892	$101,786

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$28,884	$33,418

Income taxes paid (refunded), net	$(183,704)	$7,441

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2008 and 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods. As a result, the calculation of diluted earnings per share excludes 23.1 million and 23.4 million stock options and shares of restricted stock for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, 21.1 million and 21.4 million, respectively, stock options and shares of restricted stock were excluded from the calculation of diluted earnings per share.

Restructuring

In response to the challenging operating environment, the Company has taken actions designed to reduce ongoing operating costs and improve operating efficiencies. In May 2007, the Company initiated a restructuring plan that included reductions in employee headcount, the closure of selected divisional offices, and the disposal of related property and equipment. These actions resulted in charges of $7.9 million and $47 million for the three and nine months ended September 30, 2007, the majority of which represented employee severance benefits. In addition to the May 2007 restructuring plan, the Company has also made additional reductions in employee headcount and overhead costs. As a result of these actions, the Company incurred charges of $3.5 million and $15.9 million, respectively, for the three and nine months ended September 30, 2008, the majority of which represented employee severance benefits.

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

Land, not owned, under option agreements (continued)

In applying the provisions of FIN 46, the Company evaluated all land option agreements and determined that the Company was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements. As the primary beneficiary under these agreements, the Company is required to consolidate variable interest entities at fair value, however, the creditors of these variable interest entities have no recourse to the general credit of the Company. At September 30, 2008 and December 31, 2007, the Company classified $17.3 million and $20.8 million, respectively, as land, not owned, under option agreements on the balance sheet, representing the fair value of land under contract, including deposits of $318 thousand and $169 thousand, respectively. The corresponding liability has been classified within accrued and other liabilities on the balance sheet.

Land option agreements that did not require consolidation under FIN 46 at September 30, 2008 and December 31, 2007 had a total purchase price of $1.2 billion and $1.6 billion, respectively. In connection with these agreements, the Company had deposits and other related costs of $236.2 million and $226 million included in other assets at September 30, 2008 and December 31, 2007, respectively.

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

Three and Nine
Months Ended
September 30, 2007
Northeast	$(2,729)
Midwest	(18,316)
Central	(4,493)
Southwest	(218,966)
California	(91,105)

Total goodwill impairment	$(335,609)

The Company’s remaining goodwill totaled $5.7 million at September 30, 2008 and December 31, 2007, and related to the Southeast and Financial Services reportable segments.

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

Changes to the Company’s allowance for warranties were as follows ($000’s omitted):

	Nine Months Ended September 30,
	2008	2007
Allowance for warranties at beginning of period	$90,917	$117,259
Warranty reserves provided	21,010	52,093
Payments and other adjustments	(47,593)	(74,088)

Allowance for warranties at end of period	$64,334	$95,264

Residential mortgage loans available-for-sale

Prior to January 1, 2008, residential mortgage loans available-for-sale were measured at the lower of aggregate cost or market value. In accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), the Company elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Fair values for agency loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency loans available-for-sale are determined based on actual purchase commitments from whole loan investors. Portfolio loans available-for-sale had a fair value of $2 million upon adoption of SFAS 159, which had no effect as the loans were previously written down to fair value. At September 30, 2008, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $236.6 million and an aggregate outstanding principal balance of $234.1 million.

Interest income on these loans is recorded in Financial Services revenues. The net loss resulting from changes in fair value of these loans totaled $2.6 million and $1.4 million during the three and nine months ended September 30, 2008, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by hedging activities. Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated loan origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159, mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value at September 30, 2008
Mortgage loan commitments	Level 2	$3,715
Residential mortgage loans available-for-sale	Level 2	236,648
Forward contracts	Level 2	(54)
Whole loan commitments	Level 2	7

		$240,316

In addition, the Company measured $4.6 million of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral, which is considered a level 2 input under SFAS 157.

New accounting pronouncements

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) as well as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SAB 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically requires that the fair value of interest rate lock loan commitments include the fair value of future servicing rights. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans available-for-sale originated subsequent to December 31, 2007. These accounting changes decreased income before income taxes for the three months ended September 30, 2008 by $3.8 million, consisting of a decrease to Financial Services revenues of $1.7 million along with an increase to Financial Services expenses of $2.1 million. The accounting changes increased income before taxes for the nine months ended September 30, 2008 by $4.7 million, consisting of an increase to Financial Services revenue of $11.5 million, offset by an increase to Financial Services expenses of $6.8 million.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements (continued)

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (SFAS 157), for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See the caption “Fair value disclosures” included in Note 1 for additional information regarding the fair value of certain financial assets and liabilities. The Company will adopt SFAS 157 as of January 1, 2009 for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. The Company is currently evaluating the effects that the remaining adoption of SFAS 157 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS 161). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

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

On October 10, 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 was effective upon issuance and adopted by the Company as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30, 2008	December 31, 2007
Homes under construction	$1,989,728	$2,115,102
Land under development	2,172,854	3,656,623
Land held for future development	1,067,484	1,255,786

	$5,230,066	$7,027,511

The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to homebuilding cost of sales for the three and nine months ended September 30, 2008 includes $19.3 million and $64.3 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $43.5 million and $90.3 million, respectively, for the three and nine months ended September 30, 2007. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest in inventory at beginning of period	$176,885	$212,441	$160,598	$235,596
Interest capitalized	53,369	61,179	166,780	182,404
Interest expensed	(52,526)	(98,205)	(149,650)	(242,585)

Interest in inventory at end of period	$177,728	$175,415	$177,728	$175,415

Interest incurred*	$54,100	$61,900	$169,000	$185,100

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

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

Land Valuation Adjustments and Write-Offs (continued)

Land and community valuation adjustments (continued)

The Company determined the fair value of the community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions).

	2008			2007
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	150	$597.8	$598.8	35	$161.9	$62.4
June 30	48	198.9	153.5	139	695.8	603.1
September 30	96	232.4	250.4	169	822.4	615.9

			$1,002.7			$1,281.4

The Company recorded these valuation adjustments in its consolidated statements of operations within homebuilding expense. During the nine months ended September 30, 2008, the Company reviewed all of its land positions for potential impairment indicators and performed detailed impairment calculations for over 300 communities that showed signs of potential impairment. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 8% to 21%, with an aggregate average of 14%. In the event that market conditions or the Company’s operations deteriorate in the future or the current difficult market conditions extend beyond the Company’s expectations, additional impairments may be necessary in the future.

Net realizable value adjustments – land held for sale

In accordance with SFAS 144, the Company values long-lived assets held for sale at the lower of carrying amount or fair value less costs to sell. The Company records these net realizable value adjustments in its consolidated statements of operations within homebuilding expense. As a result of changing market conditions in the homebuilding industry, a portion of the Company’s land held for sale was written down to net realizable value. The Company recognized net realizable value adjustments related to land held for sale of $15.9 million and $80.5 million for the three months ended September 30, 2008 and 2007, respectively, and $125.1 million and $132.8 million for the nine months ended September 30, 2008 and 2007, respectively.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs (continued)

Net realizable value adjustments – land held for sale (continued)

The Company’s land held for sale was as follows ($000’s omitted):

	September 30,	December 31,
	2008	2007
Land held for sale, gross	$471,421	$347,758
Net realizable value reserves	(185,470)	(95,195)

Land held for sale, net	$285,951	$252,563

Write-off of deposits and other related costs

From time to time, the Company writes off certain deposits and other costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the availability and best use of necessary capital, and other factors. The Company wrote off (or recovered) deposits and other related costs in the amount of ($931 thousand) and $94.6 million during the three months ended September 30, 2008 and 2007, respectively, and $19.4 million and $204.2 million for the nine months ended September 30, 2008 and 2007, respectively. The Company records these write-offs of deposits and other related costs in its consolidated statements of operations within homebuilding expense.

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

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales and certain selling, general and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to our Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage operations and certain selling, general and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Northeast	$202,445	$325,691	$596,833	$722,581
Southeast	222,214	298,466	689,224	826,733
Florida	181,934	275,538	560,843	877,646
Midwest	186,956	341,892	528,997	760,054
Central	112,045	164,002	349,152	472,857
Southwest	409,538	669,671	1,153,747	1,612,254
California	206,657	363,296	621,570	989,837
Financial Services	36,438	32,743	118,871	99,686

Total segment revenues	1,558,227	2,471,299	4,619,237	6,361,648
Corporate and unallocated (a)	6,362	499	19,936	2,829

Consolidated revenues	$1,564,589	$2,471,798	$4,639,173	$6,364,477

Income (loss) before income taxes:
Northeast	$(2,178)	$(24,343)	$(44,692)	$(124,876)
Southeast	5,202	11,000	(1,012)	51,524
Florida	(8,131)	(149,939)	(181,070)	(270,866)
Midwest	(27,553)	(49,059)	(80,695)	(272,802)
Central	(4,132)	(41,542)	(2,141)	(100,617)
Southwest	(133,770)	(202,437)	(523,171)	(245,867)
California	(29,518)	(178,341)	(157,736)	(415,237)
Financial Services (b)	10,092	12,896	35,938	32,659

Total segment income (loss) before income taxes	(189,988)	(621,765)	(954,579)	(1,346,082)
Corporate and unallocated (c)	(104,603)	(472,148)	(248,295)	(696,988)

Consolidated loss before income taxes (d)	$(294,591)	$(1,093,913)	$(1,202,874)	$(2,043,070)

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.
(b)	Financial Services income before income taxes includes interest expense of $1.5 million and $4.2 million for the three months ended September 30, 2008 and 2007, respectively, and $4.9 million and $12.5 million for the nine months ended September 30, 2008 and 2007, respectively. Financial Services income before income taxes includes interest income of $3.5 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively, and $9.9 million and $16.4 million for the nine months ended September 30, 2008 and 2007, respectively.
(c)	Corporate and unallocated includes amortization of capitalized interest of $52.5 million and $98.2 million for the three months ended September 30, 2008 and 2007, respectively, and $149.7 million and $242.6 million for the nine months ended September 30, 2008 and 2007, respectively, and goodwill impairments of $335.6 million for the three and nine months ended September 30, 2007, as well as certain shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.
(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $225.2 million and $260.2 million for the three months ended September 30, 2008 and 2007, respectively, and $676.2 million and $894.4 million for the nine months ended September 30, 2008 and 2007, respectively.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment
	($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Land and community valuation adjustments:
Northeast	$4,342	$26,547	$31,563	$83,451
Southeast	4,834	14,768	34,780	15,021
Florida	5,648	104,777	153,925	207,276
Midwest	26,826	34,002	72,914	204,536
Central	7,358	36,646	8,274	87,931
Southwest	144,665	186,520	481,111	256,734
California	36,957	169,193	155,348	336,137
Corporate and unallocated (a)	19,679	43,478	64,739	90,296

	$250,309	$615,931	$1,002,654	$1,281,382

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$6,180	$14,428	$33,195	$14,428
Southeast	127	1,056	468	2,126
Florida	3,731	10,666	20,301	21,019
Midwest	2,425	33,334	6,650	59,334
Central	1,619	5,483	2,811	9,505
Southwest	4,210	13,400	52,677	14,859
California	(2,437)	2,112	9,006	11,480

	$15,855	$80,479	$125,108	$132,751

Write-off of deposits and other related costs (b):
Northeast	$(1,157)	$7,422	$(754)	$45,595
Southeast	127	426	3,520	940
Florida	—	36,875	545	46,714
Midwest	61	943	802	7,858
Central	3	11	3	903
Southwest	32	25,721	15,328	60,100
California	3	23,152	(16)	42,107

	$(931)	$94,550	$19,428	$204,217

Impairments of investments in unconsolidated joint ventures:
Southwest	$—	$51,099	$—	$51,099
California	—	—	—	54,100
Corporate and unallocated (c)	1,378	—	3,088	—

	$1,378	$51,099	$3,088	$105,199

Total valuation adjustments and write-offs	$266,611	$842,059	$1,150,278	$1,723,549

(a)	Includes $19.3 million and $64.3 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments and a $407 thousand valuation adjustment related to a non-strategic land parcel recorded during the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, write-offs of capitalized interest related to land and community valuation adjustments totaled $43.5 million and $90.3 million, respectively.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	Assets	Inventory
As of September 30, 2008:
Northeast	$1,147,844	$881,386
Southeast	629,706	598,852
Florida	977,124	777,062
Midwest	568,218	480,751
Central	396,064	312,612
Southwest	1,589,428	1,286,488
California	914,141	718,509
Financial Services	309,358	—
Corporate and unallocated (a)	1,651,148	174,406

Consolidated	$8,183,031	$5,230,066

As of December 31, 2007:
Northeast	$1,245,240	$1,053,403
Southeast	835,085	733,556
Florida	1,223,222	1,020,433
Midwest	678,638	622,779
Central	426,432	345,569
Southwest	2,173,718	2,032,818
California	1,190,970	1,062,277
Financial Services	559,915	—
Corporate and unallocated (a)	1,892,483	156,676

Consolidate	$10,225,703	$7,027,511

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; land, not owned, under option agreements; capitalized interest; income tax assets; and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	September 30, 2008	December 31, 2007
Number of joint ventures with limited recourse guarantees	2	4
Number of joint ventures with debt non-recourse to Pulte	4	4
Number of other active joint ventures	12	12

Total number of active joint ventures	18	20

Investments in joint ventures with limited recourse guarantees	$16,536	$54,223
Investments in joint ventures with debt non-recourse to Pulte	30,466	35,767
Investments in other active joint ventures	97,948	15,489

Total investments in unconsolidated entities	$144,950	$105,479

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guarantees	$82,625	$124,529
Joint venture debt non-recourse to Pulte	8,725	9,442

Pulte’s total proportionate share of joint venture debt	$91,350	$133,971

Total joint venture debt	$518,187	$602,507

During the nine months ended September 30, 2008 and 2007, the Company recognized an equity loss of $713 thousand and $107.7 million, respectively, from its unconsolidated joint ventures. During the nine months ended September 30, 2008 and 2007, the Company made capital contributions of $49.6 million and $155.6 million, respectively, to its joint ventures and received capital and earnings distributions of $8.6 million and $33.4 million, respectively, from its joint ventures. The 2008 capital contributions include contributions of $33 million in the second quarter of 2008 to repay outstanding debt at its scheduled maturity date and to fund land development costs for one joint venture. The Company also made scheduled land purchases in 2008 from a different joint venture that provided the joint venture with the funds necessary to repay its remaining debt, the Company’s portion of which totaled $18.2 million at December 31, 2007.

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios, though this guaranty is not expected to require additional capital contributions. The Company’s proportionate share of this joint venture’s debt totaled $30.4 million at September 30, 2008.

The remaining joint venture agreement providing limited recourse guarantees requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. The lender also recently filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company is pursuing a favorable resolution with the lender and believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. We believe the Company’s maximum exposure is limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest, the Company’s proportionate share of which totaled approximately $52.2 million at September 30, 2008.

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

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with the joint ventures in Puerto Rico totaled $7.1 million and $8.1 million at September 30, 2008 and December 31, 2007, respectively. The Company does not have any significant financing exposures related to these entities.

5.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the nine months ended September 30, 2008. The Company had remaining authorization to purchase $102.3 million of common stock at September 30, 2008.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2008 and 2007, the Company repurchased $4 million and $5.2 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30, 2008	December 31, 2007
Foreign currency translation adjustments:
Mexico	$89	$(451)
Fair value of derivatives, net of income taxes of $2,086 in 2008 and $2,192 in 2007	(3,107)	(4,432)

	$(3,018)	$(4,883)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Income taxes

The Company’s income tax benefit for the three and nine months ended September 30, 2008 was $14.2 million and $67.9 million, respectively, compared with a benefit of $306 million and $662 million in the corresponding prior year periods. These amounts represent effective tax rates for the three and nine months ended September 30, 2008 of 4.8% and 5.6%, respectively, compared with effective tax rates of 28% and 32.4%, respectively, in the corresponding prior year periods. The significant changes in the Company’s effective tax rate resulted primarily from the recording of valuation allowances against the Company’s deferred tax assets beginning in the fourth quarter of 2007.

At September 30, 2008 and December 31, 2007, the Company had net deferred income tax assets of $1.3 billion and $738 million, respectively, offset by valuation allowances of $1 billion and $632 million, respectively. In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109), the Company adjusted its net deferred income tax assets from $105.9 million to $248.2 million during the nine months ended September 30, 2008, to reflect the Company’s current estimate of the amount realizable from the carryback of the current year’s projected net operating loss to the 2006 tax year. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

The Company repurchased $313.4 million of its 4.875% senior notes due 2009 by means of a tender offer completed in June 2008. These repurchases resulted in a net loss of $1.6 million, which is included in the consolidated statements of operations within other non-operating, net expenses.

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

In May 2008, Pulte Mortgage repaid and terminated its $100 million asset-backed commercial paper program. As of September 30, 2008, Pulte Mortgage’s committed credit arrangements consisted of a $405 million revolving credit facility. Pulte Mortgage had $192.4 million and $440.6 million outstanding under the revolving credit facility at September 30, 2008 and December 31, 2007, respectively.

8.	Supplemental Guarantor information

At September 30, 2008, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $25 million, 4.875%, due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guaranties are full and unconditional.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$835,385	$338,507	$—	$1,173,892
Unfunded settlements	—	17,219	(1,991)	—	15,228
House and land inventory	—	5,225,003	5,063	—	5,230,066
Land held for sale	—	285,951	—	—	285,951
Land, not owned, under option agreements	—	17,254	—	—	17,254
Residential mortgage loans available-for-sale	—	—	236,648	—	236,648
Investments in unconsolidated entities	1,348	138,107	5,495	—	144,950
Other assets	67,793	701,253	61,792	—	830,838
Deferred income tax assets	224,977	48	23,179	—	248,204
Investment in subsidiaries	7,762,648	83,316	4,869,426	(12,715,390)	—

	$8,056,766	$7,303,536	$5,538,119	$(12,715,390)	$8,183,031

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued and other liabilities	$108,761	$1,036,991	$335,794	$—	$1,481,546
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	192,407	—	192,407
Income tax liabilities	159,721	—	—	—	159,721
Senior notes	3,165,998	—	—	—	3,165,998
Advances (receivable) payable - subsidiaries	1,438,927	(1,515,595)	76,668	—	—

Total liabilities	4,873,407	(478,604)	604,869	—	4,999,672
Shareholders’ equity	3,183,359	7,782,140	4,933,250	(12,715,390)	3,183,359

	$8,056,766	$7,303,536	$5,538,119	$(12,715,390)	$8,183,031

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$715,411	$344,900	$—	$1,060,311
Unfunded settlements	—	37,674	1,040	—	38,714
House and land inventory	—	7,021,018	6,493	—	7,027,511
Land held for sale	—	252,563	—	—	252,563
Land, not owned, under option agreements	—	20,838	—	—	20,838
Residential mortgage loans available-for-sale	—	—	447,089	—	447,089
Investments in unconsolidated entities	1,448	93,392	10,639	—	105,479
Other assets	307,142	745,553	114,597	—	1,167,292
Deferred income tax assets	82,679	48	23,179	—	105,906
Investment in subsidiaries	8,407,720	83,703	5,709,912	(14,201,335)	—

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, accrued and other liabilities	$157,703	$1,354,652	$347,556	$—	$1,859,911
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	440,611	—	440,611
Income tax liabilities	126,758	—	—	—	126,758
Senior notes	3,478,230	—	—	—	3,478,230
Advances (receivable) payable - subsidiaries	716,105	(804,897)	88,792	—	—

Total liabilities	4,478,796	549,755	876,959	—	5,905,510
Shareholders’ equity	4,320,193	8,420,445	5,780,890	(14,201,335)	4,320,193

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$1,521,789	$—	$—	$1,521,789
Financial Services	—	4,131	32,307	—	36,438
Other non-operating	71	4,274	2,017	—	6,362

Total revenues	71	1,530,194	34,324	—	1,564,589

Expenses:
Homebuilding:
Cost of sales	—	1,626,974	—	—	1,626,974
Selling, general and administrative and other expense	2,804	167,117	24,171	—	194,092
Financial Services	531	1,686	24,131	—	26,348
Other non-operating, net	15,407	(6,323)	(5)	—	9,079
Intercompany interest	56,127	(56,127)	—	—	—

Total expenses	74,869	1,733,327	48,297	—	1,856,493

Other Income:
Equity income (loss)	—	(1,407)	(1,280)	—	(2,687)

Income (loss) before income taxes and equity in income of subsidiaries	(74,798)	(204,540)	(15,253)	—	(294,591)
Income taxes (benefit)	(8,247)	(152)	(5,805)	—	(14,204)

Income (loss) before equity in income of subsidiaries	(66,551)	(204,388)	(9,448)	—	(280,387)
Equity in income (loss) of subsidiaries	(213,836)	4,947	(178,990)	387,879	—

Net income (loss)	$(280,387)	$(199,441)	$(188,438)	$387,879	$(280,387)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$4,500,366	$—	$—	$4,500,366
Financial Services	—	11,300	107,571	—	118,871
Other non-operating	75	12,484	7,377	—	19,936

Total revenues	75	4,524,150	114,948	—	4,639,173

Expenses:
Homebuilding:
Cost of sales	—	5,142,366	—	—	5,142,366
Selling, general and administrative and other expense	11,818	540,715	33,124	—	585,657
Financial Services	1,611	5,243	76,126	—	82,980
Other non-operating, net	49,560	(19,212)	(17)	—	30,331
Intercompany interest	158,231	(158,231)	—	—	—

Total expenses	221,220	5,510,881	109,233	—	5,841,334

Other Income:
Equity income (loss)	—	1,895	(2,608)	—	(713)

Income (loss) before income taxes and equity in income of subsidiaries	(221,145)	(984,836)	3,107	—	(1,202,874)
Income taxes (benefit)	(18,086)	(52,391)	2,551	—	(67,926)

Income (loss) before equity in income of subsidiaries	(203,059)	(932,445)	556	—	(1,134,948)
Equity in income (loss) of subsidiaries	(931,889)	19,107	(860,351)	1,773,133	—

Net income (loss)	$(1,134,948)	$(913,338)	$(859,795)	$1,773,133	$(1,134,948)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2007

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$2,438,556	$—	$—	$2,438,556
Financial Services	—	5,679	27,064	—	32,743
Other non-operating	3	37	459	—	499

Total revenues	3	2,444,272	27,523	—	2,471,798

Expenses:
Homebuilding:
Cost of sales	—	2,810,553	—	—	2,810,553
Selling, general and administrative and other expense	7,238	650,064	17,685	—	674,987
Financial Services	733	1,950	17,284	—	19,967
Other non-operating, net	22,882	(8,451)	(5,802)	—	8,629
Intercompany interest	48,871	(48,871)	—	—	—

Total expenses	79,724	3,405,245	29,167	—	3,514,136

Other Income:
Equity income (loss)	—	(51,536)	(39)	—	(51,575)

Income (loss) before income taxes and equity in income of subsidiaries	(79,721)	(1,012,509)	(1,683)	—	(1,093,913)
Income taxes (benefit)	(19,238)	(286,712)	(92)	—	(306,042)

Income (loss) before equity in income of subsidiaries	(60,483)	(725,797)	(1,591)	—	(787,871)
Equity in income (loss) of subsidiaries	(727,388)	6,054	(412,470)	1,133,804	—

Net income (loss)	$(787,871)	$(719,743)	$(414,061)	$1,133,804	$(787,871)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2007

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$6,261,962	$—	$—	$6,261,962
Financial Services	—	14,216	85,470	—	99,686
Other non-operating	10	1,102	1,717	—	2,829

Total revenues	10	6,277,280	87,187	—	6,364,477

Expenses:
Homebuilding:
Cost of sales	—	6,834,885	—	—	6,834,885
Selling, general and administrative and other expense	25,037	1,289,162	55,176	—	1,369,375
Financial Services	2,074	6,046	59,163	—	67,283
Other non-operating, net	66,969	(24,513)	(14,154)	—	28,302
Intercompany interest	113,594	(113,594)	—	—	—

Total expenses	207,674	7,991,986	100,185	—	8,299,845

Other Income:
Equity income (loss)	—	(107,740)	38	—	(107,702)

Income (loss) before income taxes and equity in income of subsidiaries	(207,664)	(1,822,446)	(12,960)	—	(2,043,070)
Income taxes (benefit)	(68,245)	(590,709)	(3,022)	—	(661,976)

Income (loss) before equity in income of subsidiaries	(139,419)	(1,231,737)	(9,938)	—	(1,381,094)
Equity in income (loss) of subsidiaries	(1,241,675)	16,130	(820,083)	2,045,628	—

Net income (loss)	$(1,381,094)	$(1,215,607)	$(830,021)	$2,045,628	$(1,381,094)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$(80,975)	$591,043	$259,550	$—	$769,618

Cash flows from investing activities:
Distributions from unconsolidated entities	—	6,038	—	—	6,038
Investments in unconsolidated entities	—	(49,554)	—	—	(49,554)
Dividends received from subsidiaries	—	23,000	11,409	(34,409)	—
Investment in subsidiaries	(148,287)	(1,410)	(42,451)	192,148	—
Proceeds from the sale of fixed assets	—	4,903	—	—	4,903
Increase in loans held for investment	—	—	2,085	—	2,085
Capital expenditures	—	(12,545)	(1,962)	—	(14,507)

Net cash provided by (used in) investing activities	(148,287)	(29,568)	(30,919)	157,739	— (51,035)

Cash flows from financing activities:
Net repayments under Financial
Services credit arrangements	—	—	(248,204)	—	(248,204)
Repayment of other borrowings	(313,384)	(4,613)	—	—	(317,997)
Capital contributions from parent	—	147,991	44,157	(192,148)	—
Advances (to) from affiliates	581,959	(573,470)	(8,489)	—	—
Excess tax benefits from share-based awards	(6,305)	—	—	—	(6,305)
Issuance of common stock	1,867	—	—	—	1,867
Stock repurchases	(4,024)	—	—	—	(4,024)
Dividends paid	(30,851)	(11,409)	(23,000)	34,409	(30,851)

Net cash provided by (used in) financing activities	229,262	(441,501)	(235,536)	(157,739)	(605,514)

Effect of exchange rate changes on cash and equivalents	—	—	512	—	512

Net increase (decrease) in cash and equivalents	—	119,974	(6,393)	—	113,581
Cash and equivalents at beginning of period	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of period	$—	$835,385	$338,507	$—	$1,173,892

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2007

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$(486,819)	$213,712	$597,775	$—	$324,668

Cash flows from investing activities:
Distributions from unconsolidated entities	—	26,024	3,047	—	29,071
Investments in unconsolidated entities	—	(155,606)	—	—	(155,606)
Dividends received from subsidiaries	51	22,000	—	(22,051)	—
Investment in subsidiaries	(113,030)	(1,558)	(53,829)	168,417	—
Proceeds from the sale of fixed assets	—	9,685	—	—	9,685
Capital expenditures	—	(51,734)	(2,661)	—	(54,395)

Net cash provided by (used in) investing activities	(112,979)	(151,189)	(53,443)	146,366	— (171,245)

Cash flows from financing activities:
Net repayments under Financial
Services credit arrangements	—	—	(528,627)	—	(528,627)
Net borrowings under revolving credit facility	25,000	—	—	—	25,000
Repayment of other borrowings	(61,188)	(10,894)	—	—	(72,082)
Capital contributions from parent	—	87,030	81,387	(168,417)	—
Advances (to) from affiliates	663,046	(407,828)	(255,218)	—	—
Excess tax benefits from share-based awards	2,997	—	—	—	2,997
Issuance of common stock	5,880	—	—	—	5,880
Stock repurchases	(5,225)	—	—	—	(5,225)
Dividends paid	(30,712)	(51)	(22,000)	22,051	(30,712)

Net cash provided by (used in) financing activities	599,798	(331,743)	(724,458)	(146,366)	(602,769)

Effect of exchange rate changes on cash and equivalents	—	—	(160)	—	(160)

Net decrease in cash and equivalents	—	(269,220)	(180,286)	—	(449,506)
Cash and equivalents at beginning of period	—	318,308	232,984	—	551,292

Cash and equivalents at end of period	$—	$49,088	$52,698	$—	$101,786

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The U.S. housing market continues to be unfavorably impacted by a lack of consumer confidence, decreased housing affordability, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. As a result of the combination of these homebuilding industry and related mortgage financing developments, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $3.6 billion, impairments of our investments in unconsolidated joint ventures totaling $288.4 million, and goodwill impairments of $370 million.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect negative trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging throughout 2008 and 2009. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing significant volatility. In response, the U.S. government has made significant efforts in recent months to stabilize these conditions and increase the regulatory oversight of the financial markets, including passage of the Housing and Economic Recovery Act of 2008 (the “Act”), which was enacted into law on July 30, 2008. Overall, the Act is intended to help stabilize and add consumer confidence to the housing industry. However, the Act also mandates certain changes to which the industry will have to adjust, such as the elimination of down payment assistance programs for FHA loans originated after September 30, 2008. Such programs were utilized for approximately 12% of our unit settlements in the three months ended September 30, 2008. The U.S. government has also taken a series of actions intended to stabilize the U.S. economy and financial markets and increase the overall liquidity available to companies and consumers. We are evaluating the impact the Act and these other actions will have on our business and future results of operations. Thus far, these actions have not proven stimulative for the homebuilding industry.

If these trends in economic conditions or financial market volatility continue, it could adversely affect our business and results of operations in future periods, including a potential reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)

The following is a summary of our operating results for the three and nine months ended September 30, 2008 and 2007 ($000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income (loss) before income taxes:
Homebuilding operations	$(301,966)	$(1,098,679)	$(1,228,417)	$(2,050,256)
Financial Services operations	10,092	12,896	35,938	32,659
Other non-operating	(2,717)	(8,130)	(10,395)	(25,473)

Loss before income taxes	(294,591)	(1,093,913)	(1,202,874)	(2,043,070)
Income taxes (benefit)	(14,204)	(306,042)	(67,926)	(661,976)

Net loss	$(280,387)	$(787,871)	$(1,134,948)	$(1,381,094)

Per share data - assuming dilution:
Net loss	$(1.11)	$(3.12)	$(4.48)	$(5.48)

The following is a comparison of our loss before income taxes for the three and nine months ended September 30, 2008 and 2007:

•

Our Homebuilding loss before income taxes was $302 million and $1.2 billion for the three and nine months ended September 30, 2008, respectively, compared with a Homebuilding loss before income taxes of $1.1 billion and $2.1 billion, respectively, for the same periods in the prior year. The pre-tax loss experienced by our Homebuilding operations resulted from lower settlement revenues combined with lower gross margins and significant land-related charges and impairments of investments in unconsolidated joint ventures. Such land-related charges and impairments totaled $266.2 million and $1.2 billion for the three and nine months ended September 30, 2008 compared with $842.1 million and $1.7 billion for the same periods in the prior year.

•

Income before income taxes from Financial Services decreased 22% and increased 10% for the three and nine months ended September 30, 2008, respectively, compared with the prior year periods, due primarily to a shift in the mix of loans originated toward more profitable agency-backed products and the impact of new accounting standards adopted on January 1, 2008. The favorable shift in product mix was offset by reduced loan origination volume resulting from the decline in settlement revenues from Homebuilding.

•

The decrease in other non-operating expenses for the three and nine months ended September 30, 2008, compared with the same periods in the prior year, resulted primarily from an increase in interest income partially offset by expenses related to the amendment of our unsecured revolving credit facility completed in February 2008 and the repurchase of $313 million of our senior notes due 2009 by means of a tender offer completed in June 2008.

Homebuilding Operations – Summary

The following table presents a summary of pre-tax income (loss) and unit information for our Homebuilding operations for the three and nine months ended September 30, 2008 and 2007 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Home sale revenue (settlements)	$1,508,825	$2,407,762	$4,460,393	$6,098,869
Land sale revenue	12,964	30,794	39,973	163,093

Total Homebuilding revenues	1,521,789	2,438,556	4,500,366	6,261,962

Home cost of sales (a)	(1,599,064)	(2,700,512)	(4,981,387)	(6,549,864)
Land cost of sales (b)	(27,910)	(110,041)	(160,979)	(285,021)
Selling, general and administrative expense	(191,997)	(236,610)	(571,577)	(813,476)
Equity income (loss) (c)	(2,689)	(51,695)	(760)	(107,958)
Other income (expense), net (d)	(2,095)	(438,377)	(14,080)	(555,899)

Loss before income taxes	$(301,966)	$(1,098,679)	$(1,228,417)	$(2,050,256)

Total active communities at September 30			561	669
Unit settlements	5,377	7,468	15,548	18,826
Average selling price	$281	$322	$287	$324
Net new orders:
Units	3,008	4,582	13,543	20,613
Dollars (e)	$785,000	$1,267,000	$3,659,000	$6,606,000
Backlog at September 30:
Units			5,885	12,042
Dollars			$1,708,700	$4,087,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $249.9 million and $615.9 million for the three months ended September 30, 2008 and 2007, respectively, and $1 billion and $1.3 billion for the nine months ended September 30, 2008 and 2007, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $15.9 million and $80.5 million for the three months ended September 30, 2008 and 2007, respectively, and $125.1 million and $132.8 million for the nine months ended September 30, 2008 and 2007, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $1.4 million and $51.1 million for the three months ended September 30, 2008 and 2007, respectively. Impairments in unconsolidated joint ventures totaled $3.1 million and $105.2 million for the nine months ended September 30, 2008 and 2007, respectively.
(d)	Includes the write off (recovery) of deposits and other related costs for land option contracts we no longer plan to pursue of ($931 thousand) and $94.6 million for the three months ended September 30, 2008 and 2007, respectively, and $19.4 million and $204.2 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, includes goodwill impairment charges of $335.6 million for the three and nine months ended September 30, 2007.
(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Homebuilding Operations – Summary (continued)

Home sale revenues for the three and nine months ended September 30, 2008 were lower than those for the same periods in the prior year by $899 million and $1.6 billion, or 37% and 27%, respectively. The decreases in home sale revenues for the three and nine months ended September 30, 2008 compared with the prior year periods were attributable to 28% and 17% decreases, respectively, in unit settlements combined with 13% and 11% decreases, respectively, in the average selling price. The declines in unit settlements resulted from both reductions in the number of our active communities (down 16% at September 30, 2008 compared with September 30, 2007) and the challenging sales conditions in our local markets. The decreases in average selling price reflect a combination of factors, including changes in the product and geographic mix of homes closed during the period as well as lower market selling prices and increased sales incentives. Home sale revenues and average selling prices decreased in each of our Homebuilding segments in 2008.

Homebuilding gross profit margins from home settlements improved to negative 6% for the three months ended September 30, 2008, compared with negative 12.2% for the same period in the prior year. For the nine months ended September 30, 2008, Homebuilding gross profit margins were negative 11.7% compared with negative 7.4% for the same period in 2007. The low level of gross profit margins is attributable to the difficult market conditions and challenging sales environment where we have realized lower average selling prices and increased sales incentives. In addition, land and community valuation adjustments of $249.9 million and $1 billion were recorded during the three months and nine months ended September 30, 2008, respectively, compared with land and community valuation adjustments of $615.9 million and $1.3 billion, respectively, in the corresponding prior year periods.

We acquire land primarily for the construction of our homes for sale to homebuyers. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. Where we develop land, we engage directly in many phases of the development process, including land and site planning, obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We will often sell select parcels of land within or adjacent to our communities to retail and commercial establishments. We also will, on occasion, sell lots within our communities to other homebuilders. Gross profits from land sales for the three months ended September 30, 2008 had a negative margin contribution of $14.9 million, compared with a negative margin contribution of $79.2 million for the same period in 2007. Gross profits from land sales for the nine months ended September 30, 2008 had a negative margin contribution of $121 million, compared with a negative margin contribution of $121.9 million for the same period in 2007. These negative margin contributions include net realizable value adjustments for land held for sale of $15.9 million and $80.5 million for the three months ended September 30, 2008 and 2007, respectively, and $125.1 million and $132.8 million for the nine months ended September 30, 2008 and 2007, respectively. Revenues and their related gains/losses may vary significantly between periods, depending on the timing of land sales. We continue to evaluate our existing land positions to ensure the most effective use of capital. As of September 30, 2008, we had $286 million of land held for sale.

Selling, general and administrative expense as a percentage of home settlement revenues was 12.7% for the three months ended September 30, 2008 compared with 9.8% for the same period in the prior year. For the nine months ended September 30, 2008, selling, general and administrative expense as a percentage of home settlement revenues was 12.8% compared with 13.3% in the prior year period. The respective $44.6 million and $241.9 million reductions in selling, general and administrative costs in the three and nine months ended September 30, 2008 compared with the same periods in the prior year resulted from our internal initiatives focused on controlling costs and matching our cost structure with the current business environment. However, these reductions were partially offset by significant decreases in revenues, lower absorption into inventory of overhead costs due to lower construction volumes, and severance costs of $2.9 million and $12.4 million, respectively, for the three and nine months ended September 30, 2008 related to further overhead reductions. The three and nine months ended September 30, 2007 included employee severance benefits of approximately $300 thousand and $26.6 million, respectively, related to a restructuring plan initiated in May 2007. Additionally, certain insurance-related expenses decreased $6.8 million and increased $22.1 million, respectively, in the three and nine months ended September 30, 2008, primarily related to the development of general liability product claims.

Equity income (loss) includes impairments of investments in unconsolidated joint ventures totaling $1.4 million and $3.1 million in the three and nine months ended September 30, 2008, respectively, and $51.1 million and $105.2 million in the three and nine months ended September 30, 2007, respectively.

Homebuilding Operations – Summary (continued)

Other income (expense), net includes the write off (or recovery) of deposits and related costs resulting from decisions not to pursue certain land acquisitions and options, which totaled ($931 thousand) and $94.6 million for the three months ended September 30, 2008 and 2007, respectively, and $19.4 million and $204.2 million for the nine months ended September 30, 2008 and 2007, respectively. These write-offs were partially offset by higher customer deposit income resulting from increased customer cancellations. For the three and nine months ended September 30, 2007, we also recorded asset impairment and lease termination costs totaling $7.1 million and $14.8 million, respectively, related to the restructuring plan initiated in May 2007. Additionally, we recorded goodwill impairment charges of $335.6 million in the three and nine months ended September 30, 2007.

For the three and nine months ended September 30, 2008, net new order units decreased 34% to 3,008 units and 34% to 13,543 units, respectively, compared with the same periods in 2007. The cancellation rate for the third quarter was 37%, compared with 44% for the same period in 2007. Most of our local markets have experienced substantial increases in resale and new home inventory, and this, combined with a lack of consumer confidence, decreased housing affordability, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher cancellation rates and lower net new orders.

The dollar value of net new orders decreased 38% and 45% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in 2007. At September 30, 2008, we had 561 active communities, a decrease of 16% from September 30, 2007. Ending backlog, which represents orders for homes that have not yet closed, was 5,885 units at September 30, 2008 with a dollar value of $1.7 billion, declines of 51% and 58%, respectively, compared with September 30, 2007.

At September 30, 2008 and December 31, 2007, our Homebuilding operations controlled 127,993 and 157,858 lots, respectively. Of these controlled lots, 109,877 and 131,385 lots were owned, and 18,012 and 24,813 lots were under option agreements approved for purchase at September 30, 2008 and December 31, 2007, respectively. In addition, there were 104 and 1,660 lots under option agreements, pending approval, at September 30, 2008 and December 31, 2007, respectively. For the three and nine months ended September 30, 2008, we withdrew from land contracts representing approximately 100 lots valued at $8.7 million and 5,500 lots valued at $151.8 million, respectively.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.2 billion at September 30, 2008. In addition, the total purchase price related to land under option pending approval was valued at approximately $7.2 million at September 30, 2008. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and other related costs totaling $236.5 million, of which $1.4 million is refundable. This balance excludes $21.3 million of contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined our Homebuilding operating segments to be our Areas, which are aggregated into seven reportable segments based on similarities in the economic and geographic characteristics of our homebuilding operations. We conduct our operations in 50 markets, located throughout 27 states, and have presented our reportable Homebuilding segments as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Florida:	Florida Area includes the following state:
Florida

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Kansas, Michigan, Minnesota, Missouri, Ohio

Central:	Texas Area includes the following state:
Texas

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	Northern California and Southern California Areas include the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Home sale revenue (settlements) ($000’s omitted):
Northeast	$202,445	$321,586	$596,833	$717,726
Southeast	221,394	298,009	687,950	824,842
Florida	181,760	273,999	560,669	803,076
Midwest	182,415	341,892	522,052	756,257
Central	111,923	153,158	346,560	438,214
Southwest	407,295	655,972	1,130,773	1,569,248
California	201,593	363,146	615,556	989,506

	$1,508,825	$2,407,762	$4,460,393	$6,098,869

Income (loss) before income taxes ($000’s omitted):
Northeast	$(2,178)	$(24,343)	$(44,692)	$(124,876)
Southeast	5,202	11,000	(1,012)	51,524
Florida	(8,131)	(149,939)	(181,070)	(270,866)
Midwest	(27,553)	(49,059)	(80,695)	(272,802)
Central	(4,132)	(41,542)	(2,141)	(100,617)
Southwest	(133,770)	(202,437)	(523,171)	(245,867)
California	(29,518)	(178,341)	(157,736)	(415,237)
Unallocated	(101,886)	(464,018)	(237,900)	(671,515)

	$(301,966)	$(1,098,679)	$(1,228,417)	$(2,050,256)

Unit settlements:
Northeast	497	729	1,433	1,633
Southeast	776	1,019	2,405	2,798
Florida	808	1,058	2,377	2,944
Midwest	661	1,132	1,899	2,537
Central	545	699	1,698	1,995
Southwest	1,571	2,025	4,191	4,860
California	519	806	1,545	2,059

	5,377	7,468	15,548	18,826

Net new orders - units:
Northeast	328	440	1,363	2,000
Southeast	493	883	2,063	2,907
Florida	424	766	2,283	3,362
Midwest	553	631	1,832	2,789
Central	317	521	1,259	1,876
Southwest	629	900	3,516	5,307
California	264	441	1,227	2,372

	3,008	4,582	13,543	20,613

Unit backlog:
Northeast			721	1,284
Southeast			939	1,817
Florida			1,158	1,630
Midwest			761	1,649
Central			431	1,003
Southwest			1,335	3,166
California			540	1,493

			5,885	12,042

Homebuilding Segment Operations (continued)

	As of September 30, 2008	As of December 31, 2007
Controlled lots:
Northeast	10,406	13,152
Southeast	13,334	17,170
Florida	31,546	35,348
Midwest	9,284	14,098
Central	11,738	13,023
Southwest	38,911	49,746
California	12,774	15,321

	127,993	157,858

Northeast:

For the third quarter of 2008, Northeast home sale revenues decreased 37% compared with the prior year period due to a 32% decrease in unit settlements combined with an 8% decrease in the average selling price. The significant reduction in the loss before income taxes was primarily attributable to a reduction in land-related charges to $9.4 million in the third quarter of 2008 from $48.4 million in the prior year period. Gross margins excluding land-related charges decreased from the prior year period. Net new order units decreased 26% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 20% and 33% in the third quarter of 2008 and 2007, respectively. Our Long Island and Delaware Valley markets were the primary cause for the reduction in net new orders.

For the nine months ended September 30, 2008, Northeast home sale revenues decreased 17% compared with the prior year period due to a 12% decrease in unit settlements combined with a 5% decrease in the average selling price. The reduction in the loss before income taxes was primarily attributable to lower land-related charges of $64 million in 2008 compared with $143.5 million in 2007. Gross margins excluding land-related charges decreased from the prior year period. Net new order units decreased 32% compared with the prior year period due to lower demand and a reduction in the number of active communities. Our Delaware Valley, Washington, D.C and Maryland markets were the primary cause for the reduction in net new orders.

Southeast:

For the third quarter of 2008, Southeast home sale revenues decreased 26% compared with the prior year period due to a 24% decrease in unit settlements, primarily in our Georgia and Charlotte markets, combined with a slight decrease in the average selling price. The reduction in income before taxes in the third quarter of 2008 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges). Land-related charges decreased to $5.1 million in the third quarter of 2008 compared with $16.3 million in the prior year period. Net new order units declined in every market and by 44% overall compared with the prior year period due to lower demand and a reduction in the number of active communities. The cancellation rate was 37% and 29% in the third quarter of 2008 and 2007, respectively.

For the nine months ended September 30, 2008, Southeast home sale revenues decreased 17% compared with the prior year period due to a 14% decrease in unit settlements combined with a 3% decrease in the average selling price. The largest declines in unit settlements occurred in our Georgia and Charlotte markets. The loss before income taxes in the nine months ended September 30, 2008 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges) and $38.8 million of land-related charges compared with $18.1 million in the prior year period. Net new order units declined by 29% compared with the prior year period due to lower demand and a reduction in the number of active communities.

Florida:

Our Florida segment continues to be extremely challenged due to the combination of a significant decrease in demand combined with high levels of new and existing home inventories, especially in the southern portion of the state. For the third quarter of 2008, Florida home sale revenues decreased 34% compared with the prior year period due to a 24% decrease in unit settlements combined with a 13% decrease in the average selling price. All of our Florida markets experienced lower revenues, including significant declines in Southwest Florida. In spite of the lower home sales revenues and lower gross margins (excluding land-related charges), the loss before income taxes improved significantly due to a reduction in land-related charges to $9.4 million compared with $152.3 million in the prior year period. Net new order units declined by 45% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 38% and 37% in the third quarter of 2008 and 2007, respectively.

Homebuilding Segment Operations (continued)

For the nine months ended September 30, 2008, Florida home sale revenues decreased 30% compared with the prior year period due to a 19% decrease in unit settlements combined with a 14% decrease in the average selling price. Each of our Florida markets experienced declines in unit settlements. The decrease in the loss before income taxes was attributable to the reduction in revenues combined with significantly lower gross margins (excluding land-related charges) and offset by $174.8 million in land-related charges compared with $275 million in the prior year period. Net new order units declined by 32% compared with the prior year period due to the difficult market conditions and a reduction in the number of active communities.

Midwest:

Our Midwest segment continues to face difficult local economic conditions as each of our markets experienced lower unit settlements and revenues in the third quarter of 2008. Midwest home sale revenues decreased 47% during the quarter compared with the prior year period due to a 42% decrease in unit settlements combined with a 9% decrease in the average selling price. The loss before income taxes improved in the third quarter of 2008 compared with the third quarter of 2007 primarily due to a decrease in land-related charges to $29.3 million from $68.3 million. Gross margins excluding land-related charges were lower compared with the prior period. Net new order units declined by 12% due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate in the third quarter of 2008 was 23% compared with 35% in the same period in 2007.

For the nine months ended September 30, 2008, Midwest home sale revenues decreased 31% compared with the prior year period due to a 25% decrease in unit settlements combined with an 8% decrease in the average selling price. Each market experienced lower revenues compared with the prior year period. The loss before income taxes improved in 2008 compared with 2007 primarily due to a decrease in land-related charges to $80.4 million from $271.7 million. Gross margins excluding land-related charges decreased between the two periods. Net new order units declined by 34% due to the difficult market conditions and a significant reduction in the number of active communities.

Central:

Home sale revenues for the Central segment decreased 27% during the third quarter 2008 compared with the prior year period due to a 22% decrease in unit settlements combined with a 6% decrease in the average selling price. The improvement in loss before income taxes in the third quarter of 2008 was primarily attributable to incurring only $9 million of land-related charges as the prior year period included land-related charges totaling $42.1 million. Gross margins excluding land-related charges did not change significantly compared with the prior year period. Net new order units declined by 39% as the result of lower demand and a significant reduction in the number of active communities. The cancellation rate was 36% and 38% in the third quarter of 2008 and 2007, respectively.

For the nine months ended September 30, 2008, Central home sale revenues decreased 21% compared with the prior year period due to a 15% decrease in unit settlements combined with a 7% decrease in average selling prices. Our Dallas and San Antonio markets experienced the largest revenue declines. The improvement in loss before income taxes was primarily attributable to incurring only $11.1 million of land-related charges as the prior year period included land-related charges totaling $98.3 million. Gross margins excluding land-related charges were slightly lower compared with the prior year period. Net new order units declined by 33% due to the difficult market conditions and a significant reduction in the number of active communities.

Southwest:

Market conditions in our Southwest operations continued to be challenging during the third quarter of 2008, especially in our Las Vegas market. For the three months ended September 30, 2008, Southwest home sale revenues decreased 38% compared with the prior year period due to a 22% decrease in unit settlements combined with a 20% decrease in average selling prices. The significant loss before income taxes in the third quarter of 2008 resulted primarily from land-related charges totaling $148.9 million, although these charges were less than the land-related charges of $225.6 million in the prior year period. In addition, the prior year period also included impairments of $51.1 million related to two unconsolidated joint ventures. Gross margins excluding land-related charges were significantly lower in the third quarter of 2008 compared with the prior year period. Reduced revenues and lower gross margins were offset by decreased land-related charges resulting in a significant decrease in the loss before income taxes compared with the prior year period. Net new order units declined by 30% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 48% and 58% in the third quarter of 2008 and 2007, respectively.

Homebuilding Segment Operations (continued)

For the nine months ended September 30, 2008, Southwest home sale revenues decreased 28% compared with the prior year period due to a 14% decrease in unit settlements combined with a 16% decrease in average selling prices. The significant loss before income taxes was attributable to this reduction in revenues, significantly lower gross margins (excluding land-related charges), and land-related charges of $549.1 million compared with $331.7 million in the prior year period. In addition, the prior year period’s results also included impairments of $51.1 million related to two unconsolidated joint ventures. Net new order units declined by 34% due to the difficult market conditions and a reduction in the number of active communities.

California:

Our California operations have been impacted by significantly weakened demand for new homes, affordability issues, and an excess supply of resale inventory in substantially all of our markets. For the third quarter of 2008, California home sale revenues decreased 44% compared with the prior year period due to a 36% decrease in unit settlements combined with a 14% decrease in average selling prices. Each of our California markets experienced home sale revenue reductions, and this was particularly pronounced in the Bay Area. The loss before income taxes resulted from these lower revenues, reductions in gross margins (excluding land-related charges), and land-related charges totaling $34.5 million. However, the loss before income taxes was significantly lower than in the third quarter of 2007 due to the prior year period including land-related charges totaling $194.5 million Net new order units declined by 40% in the third quarter of 2008 compared with the same period in the prior year due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate was 48% and 61% in the third quarter of 2008 and 2007, respectively.

For the nine months ended September 30, 2008, California home sales revenue decreased 38% compared with the prior year period due to a 25% decrease in unit settlements combined with a 17% decrease in average selling prices. The loss before income taxes resulted from these lower revenues, lower gross margins (excluding land-related charges), and land-related charges totaling $164.3 million. However, the loss before income taxes was significantly lower than in the third quarter of 2007 due to the prior year period including land-related charges totaling $389.7 million and an impairment of an unconsolidated joint venture in the amount of $54.1 million. Net new order units declined by 48% due to the difficult market conditions and a significant reduction in the number of active communities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Mortgage operations revenues	$32,307	$27,064	$107,571	$85,470
Title services	4,131	5,679	11,300	14,216

Total Financial Services revenues	36,438	32,743	118,871	99,686
Expenses	(26,348)	(19,967)	(82,980)	(67,283)
Equity income	2	120	47	256

Income before income taxes	$10,092	$12,896	$35,938	$32,659

Total originations:
Loans	3,924	6,261	11,369	16,719

Principal	$875,100	$1,424,100	$2,555,800	$3,743,800

Mortgage origination unit volume decreased 37% and 32% while mortgage origination principal volume decreased 39% and 32% for the three and nine months ended September 30, 2008, respectively, compared with the same periods in the prior year. The decrease in unit volume is attributable to lower home settlements in 2008 compared with 2007, combined with a decrease in the capture rate to 91.9% from 92.7% for the nine months ended September 30, 2008. For the three months ended September 30, 2008, the capture rate increased to 93.4% from 92.5% in the same period in the prior year. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with a decrease in the average loan size. Our Homebuilding customers continue to account for substantially all total loan production, representing nearly 100% of unit production for the three and nine months ended September 30, 2008 and 2007.

The mortgage industry has experienced a significant shift away from adjustable rate mortgages (ARMs) over the last two years. ARMs, which generally have a lower profit per loan than fixed rate products, represented 3% and 4% of total funded origination dollars for the three and nine months ended September 30, 2008, respectively, and 7% and 10% for the three and nine months ended September 30, 2007, respectively. Interest-only mortgages, a component of ARMs, represented 26% and 30% of ARM origination dollars for the three and nine months ended September 30, 2008 and 71% and 76% of ARM originations dollars for the three and nine months ended September 30, 2007, respectively. As a result, interest-only mortgages represented only 1% of total funded origination dollars for both the three and nine months ended September 30, 2008, compared with 5% and 8% for the three and nine months ended September 30, 2007, respectively.

Our customers’ average FICO scores for the three months ended September 30, 2008 and 2007 were 736 and 745, respectively, and 737 and 745 for the nine months ended September 30, 2008 and 2007, respectively. Average Combined Loan-to-Value was 84% and 81% for the three months ended September 30, 2008 and 2007, respectively, and 84% and 82% for the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, our loan application backlog decreased to $960.4 million compared with $2.5 billion at September 30, 2007, due primarily to the lower backlog in our Homebuilding operations.

Financial Services Operations (continued)

Based on principal dollars, approximately 5% of the loans we originated in the third quarter of 2008 were considered sub-prime loans, which we define as first mortgages with FICO scores of 620 or below. Approximately 0.1% of third quarter 2008 originations were considered Alt-A loans, which we define as non-full documentation first mortgages with FICO scores of 621 or higher. The remaining 95% of third quarter 2008 originations were prime loans, which we define as full documentation first mortgages with FICO scores of 621 or higher. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services segments.

Income before income taxes decreased $2.8 million, or 22%, for the three months ended September 30, 2008 compared with the prior year period and increased $3.3 million, or 10%, for the nine months ended September 30, 2008 compared with the prior year period. This increase is partially attributed to the adoption of two new accounting pronouncements, SEC Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (SAB 109) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which require that the fair value of interest rate lock loan commitments include the fair value of future servicing rights and that designated loans held for sale be carried at fair value rather than at the lower of cost or market. These accounting changes decreased income before income taxes for the three months ended September 30, 2008 by $3.8 million, consisting of a decrease to Financial Services revenues of $1.7 million along with an increase to Financial Services expenses of $2.1 million. The accounting changes increased income before taxes for the nine months ended September 30, 2008 by $4.7 million, consisting of an increase to Financial Services revenue of $11.5 million, offset by an increase to Financial Services expenses of $6.8 million. Additionally, Financial Services also benefited from a shift in the mix of loans originated toward more profitable agency-backed products.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. In recent quarters, however, we experienced increases in our non-performing loans and foreclosed properties as well as higher expected losses on repurchased loans and mortgage reinsurance policies. As a result, our overall loan loss reserves increased to $14.9 million at September 30, 2008 compared with $12.4 million at December 31, 2007. Loan loss provisions included in expenses totaled $2.2 million and $8.2 million, respectively, for the three and nine months ended September 30, 2008, respectively, compared with $2.6 million and $5.3 million, respectively, for the same periods in the prior year.

We economically hedge portions of our forecasted cash flows from sales of closed mortgage loans with derivative financial instruments to minimize the impact of changes in interest rates. We do not use derivative financial instruments for trading purposes.

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

Other Non-Operating (continued)

The following table presents other non-operating expenses for the three and nine months ended September 30, 2008 and 2007 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net interest income (expense)	$5,639	$(268)	$17,757	$134
Other expenses, net	(8,356)	(7,862)	(28,152)	(25,607)

Loss before income taxes	$(2,717)	$(8,130)	$(10,395)	$(25,473)

The increases in net interest income from the prior year periods resulted from higher average cash balances and lower borrowings under our unsecured revolving credit facility. The increases in other expenses, net are due primarily to expenses related to the amendment of our unsecured revolving credit facility completed in February 2008 and the repurchase of $313 million of our senior notes due 2009 by means of a tender offer completed in June 2008.

Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized decreased based on reduced debt levels during the first nine months of 2008 compared with the prior year period. Interest expensed to homebuilding cost of sales for the three and nine months ended September 30, 2008 includes $19.3 million and $64.3 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $43.5 million and $90.3 million, respectively, for the three and nine months ended September 30, 2007. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest in inventory at beginning of period	$176,885	$212,441	$160,598	$235,596
Interest capitalized	53,369	61,179	166,780	182,404
Interest expensed	(52,526)	(98,205)	(149,650)	(242,585)

Interest in inventory at end of period	$177,728	$175,415	$177,728	$175,415

Interest incurred*	$54,100	$61,900	$169,000	$185,100

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes

Our income tax benefit for the three and nine months ended September 30, 2008 was $14.2 million and $67.9 million, respectively, compared with a benefit of $306 million and $662 million, respectively, in the corresponding prior year periods. These amounts represent effective tax rates for the three and nine months ended September 30, 2008 of 4.8% and 5.6%, respectively, compared with effective tax rates of 28% and 32.4%, respectively, in the corresponding prior year periods. The significant changes in the Company’s effective tax rate resulted primarily from the recording of valuation allowances against our deferred tax assets beginning in the fourth quarter of 2007.

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

At September 30, 2008, we had cash and equivalents of $1.2 billion and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.2 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $5.9 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank on a daily basis and do not believe our cash and equivalents are exposed to any material risk of loss. However, given the current volatility in the global financial markets, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 49.9% at September 30, 2008, and 38.5% net of cash and equivalents.

Currently, our unsecured revolving credit facility includes an uncommitted accordion feature, under which the credit facility may be increased from $1.6 billion to $2.25 billion. We have the capacity to issue letters of credit up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation. We currently do not have investment grade ratings from Moody’s Investor Service and Standard and Poor’s Corporation and are therefore subject to the borrowing base limitations. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the remainder of 2008 and throughout 2009. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. As of September 30, 2008, we had no borrowings outstanding and approximately $1.2 billion available for borrowing under this facility after consideration of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at September 30, 2008.

The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At September 30, 2008, our debt-to-total capitalization ratio (as defined in the credit facility) was 46.9% (compared with the current requirement to not exceed 47.5%) while our tangible net worth cushion (as defined in the credit facility) was approximately $89 million. Additionally, if the interest coverage ratio (as defined in the credit facility) is less than 2 to 1, LIBOR margin and letter of credit pricing under the credit facility can increase in increments ranging from 0.125% to 0.375% and the debt-to-total capitalization ratio covenant threshold can decrease in increments of 2.5%. This resulted in a decrease in our required debt-to-total capitalization ratio covenant threshold to 47.5% at September 30, 2008 from 50% at June 30, 2008, and similar decreases may occur in the future. Violations of certain of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility, and could also result in a default under our $3.2 billion of senior notes.

Consistent with our plans to operate our business with the expectation that the difficult U.S. housing market conditions will continue to impact us for the near term, we are currently in discussions with our bank syndicate to amend our credit agreement for adjustments in the covenant levels. We believe the amendment, if completed, will ease our required covenant levels but will likely reduce the capacity of the facility and increase our borrowing costs. We expect to have the amendment completed by December 31, 2008, but there can be no assurances that the amendment will be completed by that date, if at all. In the event the amendment is not completed, market conditions deteriorate in the future, or we incur additional land-related charges, our compliance with the required covenant levels may be adversely impacted. Additionally, our ability to utilize the full capacity of the credit agreement may be limited under the terms of the borrowing base.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to various committed and uncommitted credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to investors. At September 30, 2008, Pulte Mortgage’s committed credit arrangements consisted of a $405 million revolving credit facility as the previous $100 million asset-backed commercial paper program was repaid and terminated in May 2008. The revolving credit facility requires Pulte Mortgage to maintain a consolidated tangible net worth of at least $50 million or 85% of the average month-end tangible net worth for the preceding calendar year ($52.8 million for 2008) and restricts funded debt to 15 times tangible net worth. At September 30, 2008, Pulte Mortgage had $192.4 million outstanding under the revolving credit facility.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the nine months ended September 30, 2008. We had remaining authorization to purchase common stock aggregating $102.3 million at September 30, 2008.

Our net cash provided by operating activities for the nine months ended September 30, 2008 was $769.6 million, compared with $324.7 million for the nine months ended September 30, 2007. The primary drivers of cash flow from operations are inventory levels and profitability. For the nine months ended September 30, 2008, we continued to focus on right-sizing our land and house inventory to better match current market conditions, which resulted in a significant net decrease to inventories compared with a significant increase in the prior year period. The seasonal reduction in residential mortgage loans available-for-sale also contributed significant cash during both periods, though this reduction is largely offset by related repayments under Pulte Mortgage’s credit arrangements, which are reflected within cash flows from financing activities. Cash provided by operating activities was also favorably impacted by receipt of a federal income tax refund totaling $212 million during the nine months ended September 30, 2008. These impacts were partially offset by an increased net loss, though the net loss in both periods was largely due to non-cash land-related charges.

Cash used in investing activities was $51 million for the nine months ended September 30, 2008, compared with $171.2 million for the nine months ended September 30, 2007. The significant decrease in cash used in investing activities resulted primarily from a reduction in contributions to our unconsolidated joint ventures combined with reduced capital expenditures. These factors were partially offset by lower cash distributions received from our unconsolidated joint ventures in 2008 compared with the prior year period.

Net cash used in financing activities totaled $605.5 million for the nine months ended September 30, 2008 compared with $602.8 million for the nine months ended September 30, 2007. The primary cause for this increase was the repurchase of $313 million of our senior notes due 2009 by means of a tender offer completed in June 2008. The net repayments under our Pulte Mortgage credit arrangements also contributed to the use of cash in financing activities in both 2008 and 2007 and is consistent with the decrease in residential mortgage loans available-for-sale included in cash provided by operating activities. There were no borrowings under our revolving credit facility during 2008.

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

Seasonality

We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced significant increases in revenues and cash flow from operations during the fourth quarter based on the timing of home settlements. Under current market conditions, however, it is difficult to determine whether these seasonal trends will continue.

Contractual Obligations

Our consolidated contractual obligations as of September 30, 2008 did not change materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, aggregate outstanding debt of unconsolidated joint ventures was $518.2 million and $602.5 million, respectively, of which our proportionate share of such joint venture debt was $91.3 million and $134 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $82.6 million and $124.5 million of such joint venture debt at September 30, 2008 and December 31, 2007, respectively.

See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a more detailed discussion regarding our joint venture guaranties.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended September 30, 2008 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2008, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of September 30 for the years ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$25,412	$—	$698,563	$—	$2,450,000	$3,173,975	$2,620,374
Average interest rate	—	4.88%	—	7.95%	—	6.24%	6.60%
Limited recourse collateralized financing	$231	$3,841	$890	$890	$—	$—	$5,852	$5,852
Average interest rate	7.28%	8.30%	7.25%	7.25%	—	—	7.94%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2007.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes and the availability of mortgage financing; (3) continued volatility and potential further deterioration in the debt and equity markets; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of insurance covering risks associated with the Company’s business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the effects from the Emergency Economic Stabilization Act and the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2007 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to Pulte’s business. Pulte undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in Pulte’s expectations.

Item 4.	Controls and Procedures

Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon, and as of the date of, that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2008.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K). The following replaces the risk factor titled “Our future growth may require additional capital, which may not be available” as included in the 2007 Form 10-K.

Adverse Capital and Credit Market Conditions May Significantly Affect Our Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility. In recent weeks, the volatility and disruption have reached unprecedented levels. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers.

We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. One source of liquidity is our unsecured revolving credit facility. In the event market conditions deteriorate further and result in additional significant land-related charges or other asset impairments, we may violate certain financial covenants in the credit facility. These violations, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility, and could also result in a default under our $3.2 billion of senior notes. We are currently in discussions with our bank syndicate to amend our credit agreement for adjustments in the covenant levels. The amendment, if completed, is likely to ease our required covenant levels but will likely reduce the capacity of the facility and increase our borrowing costs. There can be no assurances as to whether any agreement with our lenders can be reached or the timing of any such agreement.

The ability to reach an agreement with our lenders or to seek alternative sources of financing, if necessary, will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the homebuilding industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreases further due to the market downturn. At September 30, 2008, we had cash and equivalents of $1.2 billion and no borrowings outstanding under our unsecured revolving credit facility. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2008 through July 31, 2008	—	—	—	$102,342	(1)

August 1, 2008 through August 31, 2008	—	—	—	$102,342	(1)

September 1, 2008 through September 30, 2008	24,875	$16.36	—	$102,342	(1)

Total	24,875	$16.36	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During September 2008, a total of 24,875 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: November 6, 2008