Form 10-K
period 2008-12-31
PULTE HOMES INC/MI/
filed 2009-02-26
CIK 822416

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTE HOMES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2008, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,046,501,693.

As of February 23, 2009, the registrant had 258,583,872 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTE HOMES, INC.

PART I

ITEM I.	BUSINESS

Pulte Homes, Inc.

Pulte Homes, Inc. (the “Company”) is a publicly-held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Pulte Homes, Inc. is a Michigan corporation and was organized in 1956. Our assets consist principally of the capital stock of our subsidiaries and our income primarily consists of dividends from our subsidiaries. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”), and other subsidiaries engaged in the homebuilding business. We also have a mortgage banking company, Pulte Mortgage LLC (“Pulte Mortgage”), which is a subsidiary of Pulte Home Corporation.

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, decreased housing affordability, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. During 2008, these conditions continued to deteriorate and were accompanied by increased foreclosure activity, constraints on the availability of certain mortgage financing products, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments.

Homebuilding, our core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Our reportable Homebuilding segments are as follows:

Atlantic Coast:	Atlantic Coast Area includes the following states:
Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey,
New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	California Area includes the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

We also have one reportable segment for our financial services operations, which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other subsidiaries. Our Financial Services segment operates generally in the same markets as our Homebuilding segments.

Pulte Homes, Inc. (continued)

Financial information, including revenues, income (loss) from continuing operations before income taxes, valuation adjustments and write-offs, depreciation and amortization, equity loss, total assets, and inventory for each of our reportable business segments is included in Note 3 of our Consolidated Financial Statements.

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2008	2007	2006	2005	2004
Homebuilding settlement revenues	$5,980,289	$8,881,509	$13,975,387	$14,370,667	$11,094,617

Homebuilding settlement units	21,022	27,540	41,487	45,630	38,612

Through our brands, which include Pulte Homes, Del Webb, and DiVosta, we offer a wide variety of home designs including single family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to all of our major customer segments: first-time, first and second move-up, and active adult. Over our 59-year history, we have delivered over 500,000 homes.

As of December 31, 2008, our Homebuilding operations offered homes for sale in 459 communities. Sales prices of homes currently offered for sale in 84% of our communities fall within the range of $100,000 to $400,000 with a 2008 average unit selling price of $284,000, compared with $322,000 in 2007, $337,000 in 2006, $315,000 in 2005, and $287,000 in 2004. Sales of single-family detached homes, as a percentage of total unit sales, were 75% in 2008, compared with 74% in both 2007 and 2006, 72% in 2005, and 80% in 2004. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and duplexes, as prices for detached new homes have become more affordable for first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, help to insulate us from demand changes in individual markets. As of December 31, 2008, our Homebuilding business operated in 49 markets spanning 25 states.

Ending backlog, which represents orders for homes that have not yet closed, was $631 million (2,174 units) at December 31, 2008 and $2.5 billion (7,890 units) at December 31, 2007. For each order in backlog, we have received a signed customer contract and the required customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2008, substantially all are scheduled to be closed during 2009, though all orders are subject to potential cancellation by the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose not to retain the deposit in certain instances.

Homebuilding Operations (continued)

Land acquisition and development

We acquire land primarily for the construction of our homes for sale to homebuyers, though we periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain of our land assets no longer fit into our strategic operating plans. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through the use of option contracts. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other selected large projects for which the completion of community build-out requires a longer time period due to typically larger project sizes. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2008, we controlled 120,796 lots, of which 97,473 were owned and 23,323 were under option agreements.

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

Through our Del Webb brand, we are better able to address the needs of active adults, among the fastest growing homebuying segments. We offer both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These communities, with highly amenitized products such as golf courses, recreational centers, and educational classes, offer the active adult buyer many options to maintain an active lifestyle.

Homebuilding Operations (continued)

Sales and marketing (continued)

We have received recognition and awards as a result of our achievements as a homebuilder. In April 2008, we ranked #282 on the FORTUNE 500 List. In addition, our Albuquerque, Central Valley, Chicago (Del Webb), Ft. Myers/Naples, Houston, Inland Empire, Calif. (Del Webb), Jacksonville, L.A./Ventura, Orlando, Palm Beach (DiVosta), Philadelphia (Del Webb), Tucson (Del Webb), and Washington, D.C. operations were recognized for ranking the highest in their markets in the J.D. Power and Associates® 2008 New-Home Builder Customer Satisfaction Study. Six of our operations ranked second in their respective markets, while three operations ranked third. Pulte brands, which include Pulte Homes, Del Webb, and DiVosta, were surveyed in 26 of the 33 total markets analyzed. The survey noted customer service, home readiness at the time of closing, and the company’s sales staff as the three factors that most heavily influenced the customer’s overall level of satisfaction. The 2008 homebuilder rankings also included studies which evaluated homebuyers’ satisfaction with new-home quality and new-home design. Our market operations earned top rankings for new-home quality in seven markets, tied for the most among all builders, and earned the most top rankings for new-home design with top scores in six markets.

Our Homeowner for LifeTM philosophy has increased our business from customers who have previously owned a Pulte home or have been referred by a Pulte homeowner by ensuring a positive home buying and home owning experience. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, and www.divosta.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. Approximately 5.5 million potential customers visited our websites during 2008.

Construction

The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction superintendents. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. We continue to shift toward component off-site manufacturing methods to provide high efficiency, high quality, and lower cost products to our customers. We believe that our trades are an extension of our production system and jointly focus on lean construction techniques to bring the highest value possible to our customers while setting the standard in trade relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the land development and house construction processes.

We maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating certain of our materials needs on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule through various strategic business partnerships and e-business initiatives.

We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future. While the availability of materials and labor is not a significant concern under current market conditions, we have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets in recent years.

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

Homebuilding Operations (continued)

Competition and other factors (continued)

Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is fragmented and highly competitive. In each of our local markets, there are numerous homebuilders with which we compete. We also compete with the resales of existing house inventory. Any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location, and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs; and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in demand for new homes.

Our homebuilding operating cycle generally reflects escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth quarters. However, during 2008, we continued to experience challenging conditions in most of our markets which contributed to decreased revenues and closings as compared to prior periods, including prior quarters, thereby reducing typical seasonal variations.

Financial Services Operations

We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by FNMA, FHLMC, and private investors.

Our mortgage underwriting, processing and closing functions are centralized in Denver, Colorado using a centralized fulfillment center. We also use centralized loan officers in an origination center located in Denver. We believe centralizing both the fulfillment and origination of our loans improves the speed and efficiency of our mortgage operations, thereby improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers. In 2008, we had a high level of utilization of our online customer questionnaire. The majority of our customers now send us their data online to start the mortgage process. Once the questionnaire is received, an interview is scheduled and the combination of the interview with the data sent online represents our mortgage application.

In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. Subsequently, we sell such mortgage loans to outside investors.

Our capture rates for 2008, 2007, and 2006 were 92%, 92%, and 91%, respectively. Our capture rate represents loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements. During 2008, 2007, and 2006, we originated mortgage loans for 72%, 76%, and 77%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years.

We sell our servicing rights monthly on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, which substantially reduces the risk of impairment with respect to the fair value of these reported assets. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 days after sale.

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

Homebuilding Operations (continued)

Financial Services (continued)

In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC. In addition to being affected by changes in these programs, our mortgage banking business is also affected by several of the same factors that impact our homebuilding business.

Our subsidiary title insurance companies serve as title insurance agents in selected markets by providing title insurance policies and examination and closing services to buyers of homes we sell.

Financial Information About Geographic Areas

We currently operate primarily within the United States. However, we have some non-operating foreign entities, which are insignificant to our consolidated financial results.

Discontinued Operations

In 2007, income (loss) from discontinued operations includes $18.7 million in refundable income taxes related to our investment in our discontinued Mexico homebuilding operations. We disposed of our Mexico homebuilding operations in December 2005.

In 2006, income (loss) from discontinued operations includes a provision of $2.3 million, net of tax, which resulted from a contractual adjustment related to the disposition of our Mexico homebuilding operations in December 2005. Income (loss) from discontinued operations for 2006 also includes $0.2 million of income, net of tax, related to the disposal of First Heights, our former bank subsidiary, which was completed in 2005. A provision of $0.1 million, net of tax, resulting from a contractual adjustment related to the January 2005 disposition of our former Argentina homebuilding operations is also included in income (loss) from discontinued operations in 2006.

Other Non-Operating Expenses

Other non-operating expenses, net consists of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing, and implementing strategic initiatives centered on new business development and operating efficiencies and providing the necessary administrative support associated with being a publicly-traded entity listed on the New York Stock Exchange.

Organization/Employees

All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities and similar operating decisions must be approved by the business unit’s management and/or corporate senior management.

At December 31, 2008, we employed approximately 5,300 people, of which approximately 1,400 people were employed in our vertically-integrated construction operations in our Southwest reporting segment. Our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Homebuilding and mortgage banking management personnel are paid performance bonuses and incentive compensation. Performance bonuses are based on individual performance while incentive compensation is based on the performance of the applicable business unit, subsidiary, or the Company. Our corporate management personnel are paid incentive compensation based on our overall performance. Each subsidiary is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

Prior to 2006, land and home prices rose significantly in many of our markets. However, since early 2006, the homebuilding industry has been impacted by lack of consumer confidence, decreased housing affordability, rising unemployment, a significant increase in the number of foreclosed homes, and large supplies of resale and new home inventories which resulted in an industry-wide softening of demand for new homes. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land and certain other assets. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.

If the market value of our land and homes drops significantly, our profits could decrease.

The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss.

As a result of the changing market conditions in the homebuilding industry that have occurred since early 2006, we incurred significant land-related charges in each of the respective periods resulting from the write-off of deposits and pre-acquisition costs related to land transactions we no longer plan to pursue, net realizable valuation adjustments related to land positions sold or held for sale, impairments on land assets related to communities under development or to be developed in the future, and impairments of our investments in unconsolidated joint ventures. It is possible that the estimated cash flows from these projects may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for additional impairments or write-downs, which could result in additional charges that might be significant.

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

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. In recent years, we experienced significant competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.

Future increases in interest rates, reductions in mortgage availability, or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.

Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Beginning in early 2007, the availability of certain mortgage financing products became more constrained as the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. While we do not retain any material risks associated with the loans we originate, our financial services business could be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. Additionally, these developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

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

Adverse Capital and Credit Market Conditions May Significantly Affect Our Access to Capital and Cost of Capital

The capital and credit markets have been experiencing extreme volatility. In recent months, the volatility and disruption have reached unprecedented levels. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers.

We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. One source of liquidity is our unsecured revolving credit facility. In the event market conditions deteriorate further or we incur additional land-related charges or other asset impairments, we may violate certain financial covenants in the credit facility. These violations, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility, and could also result in a default under our $3.2 billion of senior notes.

The ability to reach an agreement with our lenders or to seek alternative sources of financing, if necessary, will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the homebuilding industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreases further due to the market downturn. At December 31, 2008, we had cash and equivalents of $1.7 billion and no borrowings outstanding under our unsecured revolving credit facility. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

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

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a valuation allowance against our deferred income tax assets. The valuation allowance may fluctuate as conditions change.

Our ability to utilize net operating losses (“NOLs”) and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs and tax credit carryforwards. We have not experienced an ownership change as defined by Section 382. However, whether a change in ownership occurs in the future is largely outside of our control, and there can be no assurance that such a change will not occur.

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

Our homebuilding and corporate headquarters are located at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304, where we lease 157,200 square feet of office space. We lease 54,380 square feet of office space at 1230 West Washington Street, Tempe, Arizona 85281 for certain corporate and business services. Our vertically-integrated construction operations in our Southwest reporting segment lease facilities in Phoenix, Arizona and Las Vegas, Nevada totaling approximately 121,000 square feet. Pulte Mortgage’s offices are located at 7475 South Joliet Street, Englewood, Colorado 80112, where we lease approximately 61,000 square feet of office space. Our homebuilding markets and mortgage branch operations generally lease office space for their day-to-day operations.

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

In April 2004, we received a request for information from the United States Environmental Protection Agency (“EPA”) pursuant to Section 308 of the Clean Water Act. The request sought information about storm water discharge practices in connection with homebuilding projects completed or underway by us. We provided the EPA with information and engaged in pre-filing negotiations to resolve the matter short of litigation. In May 2008, we signed a consent decree with the Department of Justice (DOJ), representing the EPA and several states. The consent decree has been approved by the United States District court for the Eastern District of Virginia (Civil Action No. 1:08CV603) and resolves and concludes all of the EPA’s claims and concerns regarding our storm water control practices nationwide. Under the decree, we have paid a civil penalty of $877,000. We have also agreed to undertake a Supplemental Environmental Project (SEP) designed to reduce sediment loading to the Garcia River Watershed in northern California. The Garcia River Watershed includes, among other things, habitat for the recovery of important aquatic species, including the California Coho Salmon, which is listed as threatened under the Endangered Species Act. We have agreed to expend at least $608,000 to fund this SEP, which we are undertaking with the assistance of the Trust for Public Land. The settlement requires the implementation of certain process improvements for the control of storm water at homebuilding sites, and also requires periodic reports to the DOJ, EPA and the participating states for a period of three years.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Officer
William J. Pulte	76	Chairman of the Board	1956
Richard J. Dugas, Jr.	43	President and Chief Executive Officer	2002
Steven C. Petruska	50	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	52	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	50	Executive Vice President, Human Resources	2005
Steven M. Cook	50	Senior Vice President, General Counsel and Secretary	2006
Peter J. Keane	43	Senior Vice President, Operations	2006
Vincent J. Frees	59	Vice President and Controller	1995
Gregory M. Nelson	53	Vice President and Assistant Secretary	1993
Bruce E. Robinson	47	Vice President and Treasurer	1998

The following is a brief account of the business experience of each officer during the past five years:

Mr. Pulte, the founder of Pulte Homes, Inc., was appointed Chairman of the Board in December 2001. Previously, he served as Chairman of the Executive Committee of the Board of Directors from January 1999 to December 2001, and Chairman of the Board of Directors from January 1991 until January 1999.

Mr. Dugas was appointed President and Chief Executive Officer in July 2003. Prior to that date, he served as Executive Vice President and Chief Operating Officer. He was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since joining our company in 1994, he has served in a variety of management positions.

Mr. Petruska was appointed Executive Vice President and Chief Operating Officer in January 2004. Since joining our company in 1984, he has held a number of management positions. Most recently, he was the President for our Arizona and Nevada operations.

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

Mr. Cook was appointed Senior Vice President, General Counsel and Secretary in December 2008 and previously held the position of Vice President, General Counsel and Secretary since February 2006. Prior to joining our company, Mr. Cook most recently held the position of Vice President and Deputy General Counsel, Corporate, at Sears Holdings Corporation and was employed by Sears, Roebuck and Co. since 1996.

Mr. Keane was appointed Senior Vice President, Operations, in January 2006. He joined Pulte in 1993 and has served in a variety of management positions, mostly in the Midwest region. Most recently, he was the President of the Great Lakes Area.

Mr. Frees has been Vice President and Controller since May 1995. On February 9, 2009, Mr. Frees announced that he will retire from Pulte, effective March 2, 2009.

Mr. Nelson has been Vice President and Assistant Secretary since August 1993.

Mr. Robinson has been Vice President and Treasurer since July 1998.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2008			2007
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$16.35	$8.66	$0.04	$35.10	$25.99	$0.04
2nd Quarter	15.91	9.63	0.04	27.61	22.45	0.04
3rd Quarter	17.23	8.86	0.04	21.85	13.47	0.04
4th Quarter	15.24	7.12	0.04	13.68	9.08	0.04

At February 23, 2009, there were 1,771 shareholders of record.

On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Issuer Purchases of Equity Securities (1)

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2008 to October 31, 2008	—	—	—	$102,342	(1)

November 1, 2008 to November 30, 2008	—	—	—	$102,342	(1)

December 1, 2008 to December 31, 2008	104,388	$11.84	—	$102,342	(1)

Total	104,388	$11.84	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During December 2008, a total of 104,388 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2004, 2005, 2006, 2007, and 2008 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Pulte’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the common stock of publicly-traded peer issuers we deem to be our principal competitors in the homebuilding line of business (assuming dividend reinvestment and weighted based on market capitalization at the beginning of each year):

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG PULTE HOMES, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2008

Assumes Initial Investment of $100

	2003	2004	2005	2006	2007	2008
PULTE HOMES INC.	100.00	136.77	169.29	143.17	45.99	48.32

S&P 500 Index - Total Return	100.00	110.88	116.32	134.69	142.09	89.52

PEER Only**	100.00	132.70	154.56	122.37	53.65	44.93

*	Assumes $100 invested on December 31, 2003, and the reinvestment of dividends.
**	Includes Centex Corporation, D.R. Horton Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, The Ryland Group, Inc., Standard Pacific Corporation, and Toll Brothers, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, ($000’s omitted, except per share data)
	2008	2007	2006	2005	2004
OPERATING DATA:
Homebuilding:
Revenues	$6,112,038	$9,121,730	$14,075,248	$14,528,236	$11,400,008

Income (loss) before income taxes	$(1,694,711)	$(2,509,492)	$1,010,368	$2,298,822	$1,635,580

Financial Services:
Revenues	$151,016	$134,769	$194,596	$161,414	$112,719

Income (loss) before income taxes	$28,045	$42,980	$115,460	$70,586	$47,429

Other non-operating:
Revenues	$26,404	$6,595	$4,564	$4,885	$1,749

Income (loss) before income taxes	$(15,933)	$(30,391)	$(43,100)	$(92,394)	$(90,685)

Consolidated results:
Revenues	$6,289,458	$9,263,094	$14,274,408	$14,694,535	$11,514,476

Income (loss) from continuing operations before income taxes	$(1,682,599)	$(2,496,903)	$1,082,728	$2,277,014	$1,592,324
Income taxes (benefit)	(209,486)	(222,486)	393,082	840,126	598,751

Income (loss) from continuing operations	(1,473,113)	(2,274,417)	689,646	1,436,888	993,573
Income (loss) from discontinued operations (a)	—	18,662	(2,175)	55,025	(7,032)

Net income (loss)	$(1,473,113)	$(2,255,755)	$687,471	$1,491,913	$986,541

PER SHARE DATA:
Earnings per share - basic:
Income (loss) from continuing operations	$(5.81)	$(9.02)	$2.73	$5.62	$3.93
Income (loss) from discontinued operations (a)	—	0.07	(0.01)	0.22	(0.03)

Net income (loss)	$(5.81)	$(8.94)	$2.73	$5.84	$3.91

Weighted-average common shares outstanding (000’s omitted)	253,512	252,192	252,200	255,492	252,590

Earnings per share - assuming dilution:
Income (loss) from continuing operations	$(5.81)	$(9.02)	$2.67	$5.47	$3.82
Income (loss) from discontinued operations (a)	—	0.07	(0.01)	0.21	(0.03)

Net income (loss)	$(5.81)	$(8.94)	$2.66	$5.68	$3.79

Weighted-average common shares outstanding and effect of diluted securities (000’s omitted)	253,512	252,192	258,621	262,801	260,234

Shareholders’ equity	$10.98	$16.80	$25.76	$23.18	$17.68

Cash dividends declared	$0.16	$0.16	$0.16	$0.13	$0.10

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

ITEM 6.	SELECTED FINANCIAL DATA (continued)

	December 31, ($000’s omitted)
	2008	2007	2006	2005	2004
BALANCE SHEET DATA:
House and land inventories	$4,201,289	$6,835,945	$9,374,335	$8,756,093	$7,241,350
Total assets	7,708,458	10,225,703	13,176,874	13,060,860	10,406,897
Senior notes	3,166,305	3,478,230	3,537,947	3,386,527	2,861,550
Shareholders’ equity	2,835,698	4,320,193	6,577,361	5,957,342	4,522,274

	Years Ended December 31,
	2008	2007	2006	2005	2004
OTHER DATA:
Homebuilding
Total markets, at year-end	49	51	52	54	45
Total active communities	459	636	690	662	626
Total settlements - units	21,022	27,540	41,487	45,630	38,612
Total net new orders - units	15,306	25,175	33,925	47,531	40,576
Backlog units, at year-end	2,174	7,890	10,255	17,817	15,916
Average unit selling price	$284,000	$322,000	$337,000	$315,000	$287,000
Gross profit margin from home sales (a)	(10.1)%	(5.0)%	17.4%	23.4%	22.6%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land and community valuation adjustments are included in homebuilding cost of sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, decreased housing affordability, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. During 2008, these conditions continued to deteriorate and were accompanied by increased foreclosure activity, constraints on the availability of certain mortgage financing products, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $4.3 billion and goodwill impairments of $375.7 million.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our unit settlements and pricing to continue and the majority of the markets we serve to remain challenging throughout 2009. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. As a result of these actions, we incurred restructuring charges of $45.5 million during 2008. In May 2007, we announced a restructuring plan designed to reduce costs and improve ongoing operating efficiencies, which resulted in related charges of $45.7 million in 2007. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing significant volatility. In response, the U.S. government has made significant efforts in recent months to stabilize these conditions and increase the regulatory oversight of the financial markets. These actions have included:

•

The Housing and Economic Recovery Act of 2008, which was enacted into law in July 2008. Overall, the act is intended to help stabilize and add consumer confidence to the housing industry. However, the act also mandates certain changes to which the industry will have to adjust, such as the elimination of down payment assistance programs for FHA loans. Such programs were utilized for approximately 8% of our home closings in 2008.

•

The Emergency Economic Stabilization Act of 2008, which was enacted into law in October 2008. In addition to providing additional liquidity into the financial markets, the act also provides for additional measures to be used to prevent future home foreclosures.

•

Modifications to the Real Estate Settlement and Procedures Act (“RESPA”) regarding the use by homebuilders of affiliated businesses, such as captive mortgage and title insurance providers. As specific interpretations of the application of certain of these modifications are not yet final, it is unclear as to the magnitude of the impact, if any, that these modifications will have on our business.

•

The American Recovery and Reinvestment Act of 2009, which was enacted into law in February 2009. The act is intended to provide additional economic stimulus to the U.S. economy and, among other things, provides for expansion of an existing housing tax credit, an increase to FHA loan limits, various individual tax reductions, and significant increases in government spending for certain programs.

While the ultimate impact of laws already enacted are not yet known, thus far, these actions have not proven stimulative for the homebuilding industry. Due to the uncertainties as to the provisions that may be included in any future legislation, we can not estimate the impact that such new laws, if enacted, would have on our business or future results of operations.

Overview (continued)

If the current trends in economic conditions or financial market volatility continue, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results for 2008, 2007, and 2006 ($000’s omitted, except per share data):

	Years Ended December 31,
	2008	2007	2006
Income (loss) before income taxes:
Homebuilding	$(1,694,711)	$(2,509,492)	$1,010,368
Financial Services	28,045	42,980	115,460
Other non-operating	(15,933)	(30,391)	(43,100)

Income (loss) from continuing operations before income taxes	(1,682,599)	(2,496,903)	1,082,728
Income taxes (benefit)	(209,486)	(222,486)	393,082

Income (loss) from continuing operations	(1,473,113)	(2,274,417)	689,646
Income (loss) from discontinued operations	—	18,662	(2,175)

Net income (loss)	$(1,473,113)	$(2,255,755)	$687,471

Per share data - assuming dilution:
Income (loss) from continuing operations	$(5.81)	$(9.02)	$2.67
Income (loss) from discontinued operations	—	0.07	(0.01)

Net income (loss)	$(5.81)	$(8.94)	$2.66

The following is a comparison of income (loss) before income taxes for 2008, 2007, and 2006:

•

Our Homebuilding loss before income taxes for 2008 was $1.7 billion compared with a loss before income taxes of $2.5 billion in 2007 and income before income taxes of $1.0 billion for 2006. The losses experienced in 2008 and 2007 resulted from lower settlement revenues combined with lower gross margins and significant land-related charges and impairments of investments in unconsolidated joint ventures. Gross margins in 2008 and 2007 were unfavorably impacted by lower selling prices and increased sales incentives. Land-related charges totaled $1.5 billion, $2.2 billion, and $0.5 billion for 2008, 2007, and 2006, respectively. In addition, we incurred goodwill impairment charges of $5.0 million in 2008 and $370.0 million in 2007. There were no goodwill impairment charges in 2006.

•

Income before income taxes from our Financial Services business segment decreased 35% in 2008 compared with 2007 after decreasing 63% in 2007 compared with 2006. Income before income taxes for 2006 includes a one-time gain of $31.6 million related to the sale of our investment in Su Casita, a Mexican mortgage banking company, which occurred in the first quarter of 2006. The significant decreases in 2008 and 2007 are primarily the result of lower loan originations due to significant decreases in the number of homes closed and average selling prices combined with higher loan loss reserves. In addition, Financial Services incurred goodwill impairment charges of $0.7 million in 2008. There were no goodwill impairment charges in 2007 or 2006. Capture rates were 92%, 92%, and 91% in 2008, 2007, and 2006, respectively.

•	Our Other non-operating loss decreased 48% in 2008 compared with 2007 after decreasing 29% in 2007 compared with 2006, due primarily to reductions in compensation-related costs.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2008	2007	2006
Home sale revenue (settlements)	$5,980,289	$8,881,509	$13,975,387
Land sale revenue	131,749	240,221	99,861

Total Homebuilding revenues	6,112,038	9,121,730	14,075,248

Home cost of sales (a)	(6,585,177)	(9,329,354)	(11,544,905)
Land cost of sales (b)	(393,998)	(418,177)	(138,528)
Selling, general and administrative expense	(776,673)	(1,060,818)	(1,136,027)
Equity income (loss) (c)	(12,924)	(190,383)	(95,244)
Other income (expense), net (d)	(37,977)	(632,490)	(150,176)

Income (loss) before income taxes	$(1,694,711)	$(2,509,492)	$1,010,368

Total active communities at December 31	459	636	690
Unit settlements	21,022	27,540	41,487
Average selling price	$284	$322	$337
Net new orders:
Units	15,306	25,175	33,925
Dollars (e)	$4,101,000	$7,812,000	$11,253,000
Backlog at December 31:
Units	2,174	7,890	10,255
Dollars	$631,000	$2,510,000	$3,580,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $1.2 billion, $1.6 billion, and $203.8 million for 2008, 2007, and 2006, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $271.1 million, $199.2 million, and $54.6 million for 2008, 2007, and 2006, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $18.5 million, $189.9 million, and $95.4 million for 2008, 2007, and 2006, respectively.
(d)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $33.3 million, $239.7 million, and $151.2 million for 2008, 2007, and 2006, respectively. For 2008 and 2007, other income (expense) includes goodwill impairment charges of $5.0 million and $370.0 million, respectively.
(e)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues for 2008 were lower than those for 2007 by $2.9 billion, or 33%, and in 2007 were lower than those for 2006 by $5.1 billion, or 36%. The lower home sale revenues in 2008 and 2007 were attributable to decreases in unit settlements of 24% and 34%, respectively, combined with decreases in the average selling price of 12% and 4%, respectively. The declines in unit settlements resulted from both reductions in the number of our active communities (down 28% and 8% at December 31, 2008 and 2007, respectively, compared with the respective prior year) and the challenging sales conditions in our local markets. The decreases in average selling price in 2008 and 2007 reflect a combination of factors, including changes in the product and geographic mix of homes closed during the periods as well as lower market selling prices and higher sales incentives. Home sale revenues, unit settlements, and average selling prices decreased in all of our Homebuilding segments during 2008 and 2007.

Homebuilding gross profit margins from home sales in 2008 were negative 10.1%, compared with negative 5.0% in 2007 and positive 17.4% in 2006. The significant decreases in gross profit margins that commenced in 2006 and continued through 2008 were attributable to the difficult market conditions and challenging sales environment, which have resulted in lower average selling prices and increased sales incentives. In addition, we recorded land and community valuation adjustments of $1.2 billion, $1.6 billion, and $203.8 million in 2008, 2007, and 2006, respectively.

Homebuilding Operations (continued)

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Gross profit from land sales had negative margin contributions of $262.2 million, $178.0 million, and $38.7 million for 2008, 2007, and 2006, respectively. These negative margin contributions in 2008, 2007, and 2006 included net realizable value adjustments totaling $271.1 million, $199.2 million, and $54.6 million, respectively, related to land held for sale.

Selling, general, and administrative expenses, as a percentage of home sale revenues, increased to 13.0% compared with 11.9% in 2007 and 8.1% in 2006. While our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant reductions in our selling, general, and administrative expenses since 2006, these reductions have been offset by reduced operating leverage resulting from the significant decrease in home sale revenues and lower absorption into inventory of overhead costs due to lower construction volumes. We incurred employee severance costs related to overhead reductions totaling $28.1 million in 2008. We also initiated a restructuring plan in May 2007 that resulted in employee severance costs totaling $31.9 million in 2007. Additionally, we incurred incremental insurance-related expenses in 2008 and 2007 related to the adverse development of general liability product claims.

Equity loss was $12.9 million, $190.4 million, and $95.2 million for 2008, 2007, and 2006, respectively. The equity losses experienced for 2008, 2007 and 2006 included impairments related to investments in unconsolidated joint ventures totaling $18.5 million, $189.9 million, and $95.4 million, respectively.

Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions which totaled $33.3 million, $239.7 million, and $151.2 million, in 2008, 2007, and 2006, respectively. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital. Other income (expense), net also includes goodwill impairment charges of $5.0 million and $370.0 million in 2008 and 2007, respectively. Additionally, other income (expense), net includes restructuring charges (primarily asset impairments and lease termination costs) of $13.3 million in 2008 related to overhead reduction efforts, $13.7 million in 2007 related to the reorganization initiated in May 2007, and $18.5 million in 2006 related to the closure of a production facility located in Virginia.

For 2008, net new order units decreased 39% to 15,306 units compared with 2007. For 2007, net new order units decreased 26% to 25,175 units compared with 2006. Cancellation rates were 33%, 33%, and 29%, in 2008, 2007, and 2006, respectively. Most markets experienced a substantial increase in resale and new home inventory, and this, combined with declining consumer confidence, decreased housing affordability, difficulties experienced by customers in selling their existing homes, and the more restrictive mortgage financing market, has resulted in higher than historical cancellation rates and reduced net new orders during 2008, 2007, and 2006.

The dollar value of net new orders decreased 48% in 2008 compared to 2007 and decreased 31% in 2007 compared with 2006. At December 31, 2008, we had 459 active selling communities, a decrease of 28% from December 31, 2007. At December 31, 2007, we had 636 active selling communities, a decrease of 8% from December 31, 2006. Ending backlog, which represents orders for homes that have not yet closed, was 2,174 units at December 31, 2008 with a dollar value of $631 million. Ending backlog was 7,890 units at December 31, 2007 with a dollar value of $2.5 billion.

We had 5,058 and 9,031 homes in production at December 31, 2008 and 2007, respectively, excluding 1,372 and 1,628 model homes, respectively. Included in our total homes in production were 3,509 and 3,744 homes that were unsold to customers at December 31, 2008 and 2007, respectively, of which 1,857 and 1,273 homes, respectively, were completed.

At December 31, 2008 and 2007, our Homebuilding operations controlled 120,796 and 157,858 lots, respectively. Of these controlled lots, 97,473 and 131,385 lots were owned and 23,250 and 24,813 lots were under option agreements approved for purchase at December 31, 2008 and 2007, respectively. In addition, there were 73 and 1,660 lots under option agreements, pending approval, at December 31, 2008 and 2007, respectively. During 2008, we withdrew from land option contracts representing 6,203 lots with purchase prices totaling $179.4 million.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.3 billion at December 31, 2008. In addition, total purchase price related to land under option pending approval was valued at approximately $1.7 million at December 31, 2008. Land option agreements, which may be cancelled at our discretion, may extend over several years and are secured by deposits and pre-acquisition costs totaling $225.3 million, of which $1.2 million is refundable. This balance excludes $19.8 million of contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. We conduct our operations in 49 markets, located throughout 25 states, and have presented our reportable Homebuilding segments as follows:

Atlantic Coast:	Atlantic Coast Area includes the following states:
Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey,
New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	California Area includes the following state:
California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

We also have one reportable segment for our financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and our other subsidiaries. Our Financial Services segment operates generally in the same markets as our Homebuilding segments.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our homebuilding reporting segments:

	Years Ended December 31,
	2008	2007	2006
Home sale revenue (settlements) ($000’s omitted):
Atlantic Coast	$1,794,383	$2,287,290	$2,904,466
Gulf Coast	1,194,828	1,663,459	3,104,314
Midwest	720,565	1,146,991	1,639,940
Southwest	1,459,385	2,316,147	3,694,571
California	811,128	1,467,622	2,632,096

	$5,980,289	$8,881,509	$13,975,387

Income (loss) before income taxes ($000’s omitted):
Atlantic Coast	$(144,520)	$(76,994)	$215,538
Gulf Coast	(244,900)	(468,938)	397,962
Midwest	(103,202)	(339,193)	(90,695)
Southwest	(555,756)	(249,173)	714,185
California	(284,048)	(545,369)	107,368
Unallocated (a)	(362,285)	(829,825)	(333,990)

	$(1,694,711)	$(2,509,492)	$1,010,368

Unit settlements:
Atlantic Coast	5,416	6,563	7,993
Gulf Coast	5,391	6,630	12,189
Midwest	2,651	3,888	5,548
Southwest	5,494	7,318	10,548
California	2,070	3,141	5,209

	21,022	27,540	41,487

Net new orders - units:
Atlantic Coast	3,920	6,010	7,445
Gulf Coast	3,958	6,418	8,824
Midwest	2,094	3,319	5,201
Southwest	3,878	6,609	8,365
California	1,456	2,819	4,090

	15,306	25,175	33,925

Unit backlog:
Atlantic Coast	576	2,072	2,625
Gulf Coast	689	2,122	2,334
Midwest	271	828	1,397
Southwest	394	2,010	2,719
California	244	858	1,180

	2,174	7,890	10,255

(a)	Unallocated includes amortization of capitalized interest of $210.7 million, $315.0 million, and $255.7 million for 2008, 2007, and 2006, respectively; goodwill impairments of $5.0 million and $370.0 million for 2008 and 2007; and shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

Homebuilding Segment Operations (continued)

	Years Ended December 31,
	2008	2007	2006
Controlled lots:

Atlantic Coast	21,327	30,322	50,856
Gulf Coast	41,840	48,371	66,960
Midwest	9,187	14,098	23,082
Southwest	36,920	49,746	66,034
California	11,522	15,321	25,291

	120,796	157,858	232,223

Land and community valuation adjustments ($000’s omitted):
Atlantic Coast	$112,292	$133,507	$23,289
Gulf Coast	172,384	381,534	25,984
Midwest	79,029	240,380	73,152
Southwest	519,405	335,044	9,774
California	238,984	398,717	55,569
Corporate and unallocated (a)	85,237	114,473	16,000

Total valuation adjustments	$1,207,331	$1,603,655	$203,768

Net realizable value adjustments (NRV) - land held for sale ($000’s omitted):
Atlantic Coast	$91,697	$22,703	$3,204
Gulf Coast	74,809	46,773	14,275
Midwest	20,295	103,374	29,784
Southwest	53,269	14,859	7,014
California	31,041	11,538	293

Total NRV adjustments - land held for sale	$271,111	$199,247	$54,570

Write-off of deposits and pre-acquisition costs ($000’s omitted) (b):
Atlantic Coast	$16,650	$63,977	$38,312
Gulf Coast	555	52,065	29,095
Midwest	795	10,940	31,644
Southwest	15,328	54,870	21,013
California	(19)	57,864	33,102
Corporate and unallocated	—	—	(1,981)

Total write-off of deposits and pre-acquisition costs	$33,309	$239,716	$151,185

Impairments of investments in unconsolidated joint ventures ($000’s omitted):
Southwest	$—	$59,075	$—
California	15,386	128,303	95,400
Corporate and unallocated (c)	3,088	2,485	—

	$18,474	$189,863	$95,400

(a)	Includes $84.8 million of write-offs of capitalized interest related to land and community valuation adjustments and a $0.4 million valuation adjustment related to a non-strategic land parcel recorded during 2008. Includes $110.8 million and $16.0 million of write-offs of capitalized interest related to land and community valuation adjustments recorded during 2007 and 2006, respectively, and $3.7 million of land and community valuation adjustments related our Puerto Rico operations recorded during 2007.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes impairments related to joint ventures located in Puerto Rico.

Homebuilding Segment Operations (continued)

Atlantic Coast:

For 2008, Atlantic Coast home sale revenues decreased 22% compared with 2007 due to a 17% decrease in unit settlements combined with a 5% decrease in the average selling price, including significant home sale revenue reductions in our Mid-Atlantic and Georgia markets. The increased loss before income taxes was primarily attributable to the reduction in revenues combined with a decline in gross margin. Atlantic Coast recorded land-related charges of $220.6 million and $220.2 million in 2008 and 2007, respectively. Gross margins, excluding land-related charges, increased within the New England and Metro NY/NJ markets during 2008. Net new orders decreased 35% compared with 2007 while the cancellation rate increased to 29% compared with 27% in 2007.

For 2007, Atlantic Coast operations experienced weakened demand for new homes primarily as a result of increases in existing home inventories. Home sale revenues in 2007 decreased 21% due to an 18% decrease in unit settlements combined with a 4% decrease in the average selling price. Operating results were negatively impacted by $220.2 million and $64.8 million of land-related charges in 2007 and 2006, respectively. Net new orders for 2007 decreased 19% compared with 2006. During 2007, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. Cancellation rates for 2007 were 27% compared with 23% for 2006.

Gulf Coast:

For 2008, Gulf Coast home sale revenues decreased 28% compared with the prior year period with a 19% decrease in unit settlements combined with a 12% decrease in the average selling price, including a significant decrease in home sale revenues in our Orlando and Southwest Florida markets. While all of our Gulf Coast markets experienced a loss before income taxes in 2008, the overall loss before income taxes decreased in 2008 compared with 2007 due to significantly lower land-related charges, which totaled $247.7 million and $480.4 million in 2008 and 2007, respectively. Excluding land-related charges, gross margins decreased within the majority of our Gulf Coast markets. Net new orders declined by 38% compared with 2007. The cancellation rate in 2008 was 33% compared with 31% in 2007.

For 2007, Gulf Coast home sale revenues decreased 46% compared with 2006 due to a 46% decrease in unit settlements combined with 1% decrease in the average selling price. Our Gulf Coast operations recorded impairments and land-related charges of $480.4 million in 2007 compared with $69.4 million in 2006. Net new orders in 2007 decreased 27% compared with 2006. Cancellation rates for 2007 were 31% compared with 30% for 2006.

Midwest:

Our Midwest segment continues to face difficult local economic conditions in the majority of its markets. For 2008, Midwest home sale revenues decreased 37% compared with 2007 due to a 32% decrease in unit settlements combined with an 8% decrease in the average selling price, as all of our Midwest markets experienced home sale revenue reductions. Our Illinois market had the most sizable decrease in home sale revenues and closings. Each of our Midwest markets experienced pretax losses during 2008. The segment’s loss before income taxes decreased during 2008 due to significantly lower land-related charges, which totaled $100.1 million in 2008 compared with $354.7 million in 2007. Net new orders declined by 37% due to the difficult market conditions. Cancellation rates were 23% for 2008 compared with 26% for 2007.

The Midwest operations were one of the most challenged areas in the country in 2007 due to difficult local economic conditions. Midwest home sale revenues decreased 30% compared with 2006 due to a 30% decrease in unit settlements. Average selling prices were flat. For 2007 and 2006, Midwest operating results were negatively impacted by land-related charges of $354.7 million and $134.6 million, respectively. During 2007, reduced new order sign-up activity resulted in higher cancellation rates. Net new orders in 2007 decreased 36% compared with 2006. For 2007, cancellation rates were 26% compared with 20% for 2006.

Homebuilding Segment Operations (continued)

Southwest:

Market conditions in our Las Vegas and Phoenix operations deteriorated markedly in 2008. For 2008, Southwest home sale revenues decreased 37% compared with the prior year period due to a 25% decrease in unit settlements combined with a 16% decrease in average selling prices. The increased loss before income taxes in 2008 was primarily attributable to this decrease in revenues combined with a significant decline in gross margin and $588.0 million in land-related charges in 2008 compared with $404.8 million in 2007. In addition, Southwest’s 2007 results included impairments of $59.1 million related to two unconsolidated joint ventures. Excluding land-related charges, all of our Southwest markets experienced lower gross margin during 2008 compared with 2007, especially Las Vegas and Phoenix. Net new orders declined by 41% in 2008 due to the difficult market conditions. Cancellation rates remained flat at 37% in both 2008 and 2007.

In 2007, Southwest home sale revenues decreased 37% due to a 31% decrease in unit settlements combined with a 10% decrease in average selling prices. During 2007 and 2006, our Southwest operations recorded impairments and land-related charges of $404.8 million and $37.8 million, respectively. During 2007, Southwest’s results also included impairments of $59.1 million related to two unconsolidated joint ventures. Net new orders for 2007 decreased 21% compared with 2006. Cancellation rates were 37% in 2007 compared with 35% in 2006.

California:

For 2008, California home sale revenues decreased 45% compared with 2007 due to a 34% decrease in unit settlements combined with a 16% decrease in average selling prices as all of our California markets experienced home sale revenue reductions. This reduction in revenues and significant decline in gross margin contributed to the loss before income taxes, which also included $270.0 million in land-related charges and a $15.4 million valuation adjustment related to unconsolidated joint ventures. The 2008 loss before income taxes was lower than in 2007 primarily due to the lower land-related charges, which totaled $468.1 million in 2007. In 2007, California also recorded valuation adjustments totaling $128.3 million related to unconsolidated joint ventures. Excluding land-related charges, our Bay Area market experienced the most sizable decrease in gross margin. Net new orders declined by 48% in 2008 due to the difficult market conditions. Cancellation rates were 44% in 2008 compared with 43% in 2007.

California home sale revenues decreased 44% in 2007 due primarily to a 40% decrease in unit settlements and an 8% decrease in average selling price. In 2007, California recorded impairments and land-related charges of $468.1 million and valuation adjustments totaling $128.3 million related to unconsolidated joint ventures. In 2006, California recorded land-related charges of $89.0 million and $95.4 million of valuation adjustments related to two of our unconsolidated joint ventures located in Sacramento. During 2007, reduced new order sign-up activity resulted in higher cancellation rates. Net new orders for 2007 decreased 31% compared with 2006. For 2007, cancellation rates were approximately 43% compared with 36% for 2006.

Financial Services Operations

We conduct our Financial Services operations, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans monthly to outside investors. Also, we sell our servicing rights on a flow basis through fixed price servicing sales contracts. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2008	2007	2006
Mortgage operations revenues	$135,409	$113,967	$164,763
Title services	15,607	20,802	29,833

Total Financial Services revenues	151,016	134,769	194,596
Expenses	(123,082)	(92,150)	(111,468)
Gain on sale of equity investment	—	—	31,635
Equity income	111	361	697

Income before income taxes	$28,045	$42,980	$115,460

Total originations:
Loans	15,227	23,404	40,269

Principal	$3,403,500	$5,336,400	$8,683,500

Total Financial Services revenues for 2008 increased 12% compared with 2007. The increase was attributable to a combination of a shift in product mix to agency loans, which are more profitable to us, and the adoption of two new accounting standards, SEC Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). These standards were adopted effective January 1, 2008 and require that the fair value of interest rate lock loan commitments include the fair value of future servicing rights and that loans held for sale for which we elected the fair value option be carried at fair value rather than at the lower of cost or market. The adoption of these standards resulted in an increase to mortgage operations revenues of $32.0 million during 2008 and an increase to expenses of $27.5 million. Partially offsetting these favorable impacts was a significant decrease in loan origination volume. Interest income, which is included in mortgage operations revenues, was 39% lower in 2008 than in 2007, primarily due to the significant decrease in loan origination volume. For 2007, interest income decreased 35% compared with 2006, also due to the decrease in loan origination volume partially offset by higher loan yields resulting from the shift to agency loans. Revenues from our title operations decreased 25% in 2008 compared with 2007 and 30% in 2007 compared with 2006 due to the declines in home settlements.

Mortgage origination unit volume and principal volume decreased 35% and 36%, respectively, in 2008 compared with 2007 and 42% and 39%, respectively, in 2007 compared with 2006. The decrease in unit volume is due primarily to lower home settlements. Our capture rates for 2008, 2007, and 2006 were 92%, 92%, and 91%, respectively. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with lower average selling prices, which reduced the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing nearly 100% of Pulte Mortgage unit production for 2008, 2007, and 2006. At December 31, 2008, our loan application backlog was $342.0 million, compared with $1.5 billion and $2.1 billion at December 31, 2007 and 2006, respectively.

Financial Services Operations (continued)

The table below provides certain selected operating data for our Financial Services operations:

	Years Ended December 31,
	2008	2007	2006
Mortgage loan origination dollars:
Adjustable rate - interest only	1%	6%	22%
- other	2%	2%	6%

Total adjustable rate	3%	8%	28%
Fixed rate	97%	92%	72%

	100%	100%	100%
Mortgage loan origination units:
Adjustable rate - interest only	1%	4%	18%
- other	1%	2%	4%

Total adjustable rate	2%	6%	22%
Fixed rate	98%	94%	78%

	100%	100%	100%
Principal dollars originated (a):
Prime loans	93%	82%	62%
Alt-A loans	1%	14%	36%
Sub-prime loans	6%	4%	3%

Average FICO score	739	745	743
Average combined loan-to-value	84%	82%	82%

(a)	Based on first loans funded by Pulte Mortgage. Prime loans are defined as full documentation first mortgages with FICO scores of 621 or higher. Alt-A loans are defined as non-full documentation first mortgages with FICO scores of 621 or higher. Sub-prime loans are defined as first mortgage with FICO scores of 620 or lower.

The mortgage industry experienced a significant shift away from adjustable rate mortgages (“ARMs”), which generally have a lower profit per loan, to fixed rate mortgages during 2008 and 2007. Interest-only mortgages, a component of ARMs, also decreased significantly during 2008 and 2007. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained, as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.

Income before income taxes decreased 35% in 2008 compared with 2007 as the higher mortgage operations revenues were offset by decreased loan origination volumes, increased loan loss reserves, an impairment of goodwill totaling $0.7 million, and restructuring expenses of $4.1 million related to our overhead reduction initiatives. Income before income taxes decreased 63% in 2007 compared with 2006, primarily due to the sale of our investment in Su Casita, a Mexico-based mortgage banking company, in 2006. As a result of this transaction, we recognized a pre-tax gain of approximately $31.6 million in 2006. Excluding this gain, income before income taxes still decreased significantly in 2007 compared with 2006, primarily due to lower loan origination volumes and increased loan loss reserves. This decrease was partially offset by an increase in average loan size and the shift in funded product mix toward fixed rate and agency loans, which are more profitable for us.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. During 2008 and 2007, however, we experienced increases in our loans held for investment, non-performing portfolio loans, and foreclosed properties as well as higher expected losses on repurchased or re-insured loans. As a result, our overall loan loss reserves increased to $23.4 million at December 31, 2008 compared with $12.4 million and $2.1 million at December 31, 2007 and 2006, respectively. Loan loss provisions included in expenses totaled $20.4 million, $11.6 million, and $1.5 million in 2008, 2007, and 2006, respectively.

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

	Years Ended December 31,
	2008	2007	2006
Net interest income (expense)	$23,496	$2,731	$(531)
Other expenses, net	(39,429)	(33,122)	(42,569)

Loss before income taxes	$(15,933)	$(30,391)	$(43,100)

The increases in net interest income in 2008 and 2007 resulted from higher average invested cash balances and lower borrowings under our unsecured revolving credit facility. Other expenses, net in 2008 exceeded those in 2007 primarily as a result of expenses related to the amendments of our unsecured revolving credit facility and the repurchase of $313.4 million of our senior notes due 2009 by means of a tender offer completed in June 2008. The lower levels of other expenses, net in 2008 and 2007 compared with 2006 resulted primarily from reductions in compensation-related costs.

Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest expensed to homebuilding cost of sales for the years ended December 31, 2008, 2007, and 2006 includes $84.8 million, $110.8 million, and $16.0 million, respectively, related to land and community valuation adjustments. Information related to corporate interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2008	2007	2006
Interest in inventory, beginning of period	$160,598	$235,596	$229,798
Interest capitalized	220,131	240,000	261,486
Interest expensed	(210,709)	(314,998)	(255,688)

Interest in inventory, end of period	$170,020	$160,598	$235,596

Interest incurred*	$223,039	$243,864	$266,561

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors. Income taxes were provided at an effective tax rate of 12.4%, 8.9%, and 36.3% for 2008, 2007, and 2006, respectively. The effective tax rates for 2008 and 2007 were lower than the rate for 2006 due to the non-cash deferred tax asset valuation allowances and impairments of goodwill recorded in those periods. Excluding the valuation allowances and goodwill impairment charges, which are discussed more fully in the Notes to the Consolidated Financial Statements, the effective tax rates for 2008 and 2007 would have been approximately 37.3% and 38.1%, respectively.

Discontinued Operations

In 2007, income (loss) from discontinued operations includes $18.7 million in refundable income taxes related to the our investment in our discontinued Mexico homebuilding operations. We disposed of our Mexico homebuilding operations in December 2005.

In 2006, income (loss) from discontinued operations includes a provision of $2.3 million, net of tax, which resulted from a contractual adjustment related to the disposition of our Mexico homebuilding operations in December 2005. Income (loss) from discontinued operations for 2006 also includes $0.2 million of income, net of tax, related to the disposal of First Heights, our former bank subsidiary, which was completed in 2005. A provision of $0.1 million, net of tax, resulting from a contractual adjustment related to the January 2005 disposition of our former Argentina homebuilding operations is also included in income (loss) from discontinued operations in 2006.

Liquidity and Capital Resources

We finance our land acquisitions, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations.

At December 31, 2008, we had cash and equivalents of $1.7 billion and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.2 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $5.7 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.

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

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 52.8% at December 31, 2008, and 34.8% net of cash and equivalents.

We amended our unsecured revolving credit facility twice during 2008, decreasing the borrowing capacity from $1.86 billion to $1.2 billion, adjusting the required tangible net worth minimum and maximum allowed debt-to-total capitalization ratio, increasing the costs of borrowing or issuing letters of credit, and establishing certain liquidity reserve accounts in the event that we fail to satisfy an interest coverage test. The maturity date of June 2012 was not impacted. Under the terms of the credit facility, we have the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation throughout 2009. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At December 31, 2008, we had no borrowings outstanding and full availability of the remaining $846.7 million under the credit facility after consideration of $353.3 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at December 31, 2008.

Liquidity and Capital Resources (continued)

Effective with the November 2008 amendment, we are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the credit facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the credit facility. We maintained the required cash and equivalents of $393.3 million within the liquidity reserve accounts at December 31, 2008. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing.

The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At December 31, 2008, our debt-to-total capitalization ratio (as defined in the credit facility) was 49.4% (compared with the requirement not to exceed 55%) while our tangible net worth (as defined in the credit facility) cushion was $722 million. Violations of any of the covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $3.2 billion of senior notes. As of December 31, 2008, we were in compliance with all of the covenants under the credit facility. However, in the event market conditions deteriorate in the future or we incur additional land-related charges, our compliance with the required covenant levels may be adversely impacted. Additionally, our ability to utilize the full capacity of the credit facility may be limited under the terms of the borrowing base.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its committed credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At December 31, 2008, Pulte Mortgage had a committed credit arrangement consisting of a $405 million revolving credit facility, which expires May 2009. The previous asset-backed commercial paper program was repaid and terminated in May 2008. The revolving credit facility requires Pulte Mortgage to maintain a consolidated tangible net worth minimum each month and restricts funded debt to 15 times tangible net worth. At December 31, 2008, Pulte Mortgage had $237.6 million outstanding under the revolving credit facility. We believe that Pulte Mortgage will be able to renew or replace its revolving credit facility when it expires. However, given the uncertainty in the capital markets, there can be no assurances that we will be able to complete such renewal or replacement on commercially reasonable terms. In the event of such an occurrence, we believe we have capacity through other sources to meet Pulte Mortgage’s anticipated financing needs.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during 2008. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2008.

Our net cash provided by operating activities amounted to $1.2 billion in each of 2008 and 2007. For 2006, net cash used in operating activities was $267.5 million. The primary drivers of cash flow from operations are inventory levels and profitability. In 2008 and 2007, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities, goodwill impairments, and a deferred tax asset valuation allowance. In addition, we focused on right-sizing our land and house inventory in 2008 and 2007 to better match current market conditions, which resulted in a significant net decrease to inventories. In 2006, net income was offset primarily by significant investments in land inventory.

Cash used in investing activities was $55.9 million in 2008 compared with $221.4 million in 2007 and $86.9 million in 2006. The significant decrease in cash used in investing activities during 2008 compared with 2007 resulted primarily from reduced investments in unconsolidated entities and lower capital expenditures. The increase in cash used in investing activities in 2007 compared with 2006 resulted primarily from investments of $217.5 million in unconsolidated entities. In addition, we received cash of $49.2 million in 2006 for the sale of subsidiaries and equity investments, primarily resulting from the sale of our Mexico homebuilding operations, though this was offset by the use of $65.8 million, net of cash acquired, to purchase the remaining 50% of our vertically-integrated construction operations in our Southwest reporting segment.

Liquidity and Capital Resources (continued)

Net cash used in financing activities totaled $567.7 million, $487.6 million, and $96.2 million in 2008, 2007, and 2006, respectively. The cash used in financing activities in 2008, 2007, and 2006 was largely attributable to reductions in outstanding borrowings under various credit arrangements as the result of the lower volumes in our Homebuilding and Financial Services operations. Additionally, we repurchased $313.4 million of our senior notes due 2009 by means of a tender offer completed in June 2008. Offsetting this to some degree in 2008 and 2007 was a significant reduction in stock repurchases under our stock repurchase programs.

On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on our common stock effective in the first quarter of 2009.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in substantially all of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected.

Seasonality

We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced significant increases in revenues and cash flow from operations during the fourth quarter based on the timing of home settlements. However, the challenging market conditions experienced since early 2006 have lessened the seasonal variations of our results. Given the current significant uncertainty in the homebuilding industry, we can make no assurances as to when and whether our historical seasonality will recur.

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2008:

	Payments Due by Period ($000’s omitted)
	Total	2009	2010-2011	2012-2013	After 2013
Contractual obligations:
Long-term debt (a)	$5,855,423	$234,989	$1,107,116	$596,279	$3,917,039
Operating lease obligations	206,528	41,574	53,166	36,453	75,335
Other long-term liabilities (b)	6,278	4,214	1,985	79	—

Total contractual obligations (c)	$6,068,229	$280,777	$1,162,267	$632,811	$3,992,374

(a)    Represents our senior notes and related interest payments.

(b)    Represents our limited recourse collateralized financing arrangements and related interest payments.

(c)    We do not have any payments due in connection with capital lease or purchase obligations.

We are subject to the usual obligations associated with entering into contracts (including option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2008, we had agreements to acquire 23,323 homesites through option contracts. At December 31, 2008, we had $224.1 million of non-refundable option deposits and advanced costs related to certain of these agreements.

At December 31, 2008, we had $126.3 million of gross unrecognized tax benefits and $36.1 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2007.

The following table summarizes our other commercial commitments as of December 31, 2008:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2009	2010-2011	2012-2013	After 2013
Other commercial commitments:
Guarantor revolving credit facilities (a)	$1,200,000	$—	$—	$1,200,000	$—
Non-guarantor revolving credit facilities	405,000	405,000	—	—	—
Standby letters of credit (b)	10,593	4,843	5,750	—	—

Total commercial commitments (c)	$1,615,593	$409,843	$5,750	$1,200,000	$—

(a)    Includes capacity to issue up to $1.125 billion in standby letters of credit, of which $353.3 million was outstanding at December 31, 2008.

(b)    Excludes standby letters of credit issued under the Guarantor revolving credit facilities.

(c)    Excludes performance and surety bonds of approximately $1.1 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use standby letters of credit and performance bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2008, we had outstanding letters of credit of $363.9 million. Performance bonds and surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at December 31, 2008, are typically outstanding over a period of approximately 3-5 years. We do not believe that there will be draws upon any such letters of credit or performance bonds.

In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2008, these agreements totaled approximately $1.3 billion. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. If the entity holding the land under option is a variable interest entity, our deposit represents a variable interest in that entity. At December 31, 2008, we consolidated certain land option agreements and recorded assets of $156.6 million as land, not owned, under option agreements.

At December 31, 2008 and 2007, aggregate outstanding debt of unconsolidated joint ventures was $519.3 million and $602.5 million, respectively, of which our proportionate share of such joint venture debt was $92.0 million and $134.0 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $84.3 million and $124.5 million of such joint venture debt at December 31, 2008 and 2007, respectively. See Note 5 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.

For 2008, 2007, and 2006, we recognized equity loss from our unconsolidated joint ventures of $12.8 million, $190.0 million, and $62.9 million, respectively. The equity loss recognized during 2008, 2007, and 2006 includes land valuation adjustments of $18.5 million, $189.9 million, and $95.4 million, respectively.

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

Revenue recognition

Homebuilding – Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing.

Critical Accounting Policies and Estimates (continued)

Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. With the adoption of SFAS 159 effective January 1, 2008, loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Previously, such fees and costs were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to revenues upon the sale of such loans. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.

Inventory valuation

Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements.

Cost of sales includes the construction cost of the home, the average lot cost for the home, estimated warranty costs for the home, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

In accordance with SFAS 144, we record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. For communities that demonstrate indicators of impairment, we compare the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeds the expected undiscounted cash flows, we calculate the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

We generally determine the fair value of each community’s inventory using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates.

Critical Accounting Policies and Estimates (continued)

Investments in unconsolidated entities

We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Many of these unconsolidated entities purchase, develop, and/or sell land and homes in the United States and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of these entities. Certain of these entities sell land to us. In these situations, we defer the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which we have less than a 20% ownership interest and do not have the ability to exercise significant influence.

We evaluate our investments in unconsolidated entities for recoverability in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity loss in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with SFAS 144. Our proportionate share of any such impairments under SFAS 144 are also recorded to equity loss in the Consolidated Statements of Operations. Evaluations of recoverability under both APB 18 and SFAS 144 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Residential mortgage loans

Prior to January 1, 2008, residential mortgage loans available-for-sale were stated at the lower of aggregate cost or market value. In accordance with SFAS 159, we elected the fair value option for our portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Changes in the fair value of these loans are reflected in revenues as they occur.

Loans held for investment consist of interim financing mortgage loans for certain of our customers as well as a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful.

Goodwill and intangible assets

We have recorded certain intangible assets and goodwill, most of which relate to the Del Webb merger in 2001. Intangible assets, primarily trademarks and tradenames, were valued using proven valuation procedures and are amortized over their estimated useful life. Goodwill is subject to annual impairment testing. The carrying value and ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows decrease significantly, intangible assets and goodwill may be impaired. If we determine that the carrying value of intangible assets and goodwill may not be recoverable based upon the existence of one or more indicators of impairment, we measure impairment using accepted valuation methods. For intangible assets, we use a projected undiscounted cash flow method to determine if impairment exists and then measure impairment using discounted cash flows. For goodwill, we assess fair value by measuring discounted cash flows of our reporting units and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded book value. The estimates of useful lives and expected cash flows require us to make significant judgments regarding future periods that are subject to some factors outside of our control. As of December 31, 2008, all of our recorded goodwill has been written off.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates.

Critical Accounting Policies and Estimates (continued)

Insurance

We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under those policies and for any costs of claims and related lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. These estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, which generally occur over several years and can occur in excess of ten years, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Stock-based compensation

We calculate the fair value of stock options using the Black-Scholes option pricing model. Determining the fair value of share-based awards at the grant date requires judgment in developing assumptions, which involve a number of variables. These variables include, but are not limited to, the expected stock price volatility over the term of the awards, the expected dividend yield, and expected stock option exercise behavior. In addition, we also use judgment in estimating the number of share-based awards that are expected to be forfeited. We adopted SFAS 123(R) using the modified prospective method of transition.

Income taxes

We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Significant judgment is required to evaluate uncertain tax positions. Evaluations of our tax positions consider changes in facts or circumstances, changes in law, correspondence with taxing authorities, and settlements of audit issues.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2008 and 2007, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2008 for the Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$25,412	$—	$698,563	$—	$300,000	$2,150,000	$3,173,975	$2,136,628
Average interest rate	4.88%	—	7.95%	—	6.25%	6.24%	6.60%	—

Non-recourse collateralized financing	$3,840	$890	$890	$75	$—	$—	$5,695	$5,695
Average interest rate	6.22%	7.25%	7.25%	7.25%	—	—

	As of December 31, 2007 for the Years ending December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$338,812	$—	$698,563	$—	$2,450,000	$3,487,375	$2,962,634
Average interest rate	—	4.88%	—	7.95%	—	6.24%	6.45%	—

Non-recourse collateralized financing	$4,120	$3,490	$890	$890	$—	$—	$9,390	$9,390
Average interest rate	5.65%	5.57%	7.25%	7.25%	—	—	5.93%	—

Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2008 and 2007, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

We minimize interest rate risk by (i) financing the loans via a variable rate borrowing agreement tied to LIBOR and (ii) hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts, and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100, and 150 basis points would not be material to our financial results.

At December 31, 2008, our aggregate net investment exposed to foreign currency exchange rate risk includes our remaining non-operating investments in Mexico, which approximated $6 million.

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

Such forward-looking statements involve known risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, those set forth under Item 1A. - Risk Factors.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

($000’s omitted, except per share data)

	2008	2007
ASSETS

Cash and equivalents	$1,655,264	$1,060,311
Unfunded settlements	11,988	38,714
House and land inventory	4,201,289	6,835,945
Land held for sale	164,954	252,563
Land, not owned, under option agreements	171,101	212,235
Residential mortgage loans available-for-sale	297,755	447,089
Investments in unconsolidated entities	134,886	105,479
Other assets	697,652	904,298
Income taxes receivable	373,569	263,163
Deferred income tax assets	—	105,906

	$7,708,458	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $100,232 and $185,701 in 2008 and 2007, respectively	$218,135	$418,637
Customer deposits	40,950	132,720
Accrued and other liabilities	1,079,195	1,308,554
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	237,560	440,611
Income tax liabilities	130,615	126,758
Senior notes	3,166,305	3,478,230

Total liabilities	4,872,760	5,905,510

Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 258,169,442 and 257,098,765 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,582	2,571
Additional paid-in capital	1,394,790	1,362,504
Accumulated other comprehensive loss	(4,099)	(4,883)
Retained earnings	1,442,425	2,960,001

Total shareholders’ equity	2,835,698	4,320,193

	$7,708,458	$10,225,703

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007, and 2006

(000’s omitted, except per share data)

	2008	2007	2006
Revenues:
Homebuilding	$6,112,038	$9,121,730	$14,075,248
Financial Services	151,016	134,769	194,596
Other non-operating	26,404	6,595	4,564

Total revenues	6,289,458	9,263,094	14,274,408

Expenses:
Homebuilding, principally cost of sales	7,793,825	11,440,839	12,969,636
Financial Services	123,082	92,150	111,468
Other non-operating, net	42,337	36,986	47,664

Total expenses	7,959,244	11,569,975	13,128,768

Other income:
Gain on sale of equity investments	—	—	31,635
Equity loss	(12,813)	(190,022)	(94,547)

Income (loss) from continuing operations before income taxes	(1,682,599)	(2,496,903)	1,082,728
Income taxes (benefit)	(209,486)	(222,486)	393,082

Income (loss) from continuing operations	(1,473,113)	(2,274,417)	689,646
Income (loss) from discontinued operations	—	18,662	(2,175)

Net income (loss)	$(1,473,113)	$(2,255,755)	$687,471

Per share data:
Basic:
Income (loss) from continuing operations	$(5.81)	$(9.02)	$2.73
Income (loss) from discontinued operations	—	0.07	(0.01)

Net income (loss)	$(5.81)	$(8.94)	$2.73

Assuming dilution:
Income (loss) from continuing operations	$(5.81)	$(9.02)	$2.67
Income (loss) from discontinued operations	—	0.07	(0.01)

Net income (loss)	$(5.81)	$(8.94)	$2.66

Cash dividends declared	$0.16	$0.16	$0.16

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	253,512	252,192	252,200
Assuming dilution:
Effect of dilutive securities-stock options and restricted stock grants	—	—	6,421

Adjusted weighted-average common shares and effect of dilutive securities	253,512	252,192	258,621

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2008, 2007, and 2006

($000’s omitted, except per share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Shareholders’ Equity, January 1, 2006	$2,570	$1,209,148	$(5,496)	$4,751,120	$5,957,342

Stock option exercises	13	8,337	—	—	8,350
Excess tax benefits (deficiencies) from stock-based compensation	—	6,696	—	—	6,696
Stock awards	7	(7)	—	—	—
Cash dividends declared - $0.16 per share	—	—	—	(40,879)	(40,879)
Stock repurchases	(37)	(17,653)		(104,605)	(122,295)
Stock-based compensation	—	78,166	—	—	78,166
Comprehensive income:
Net income	—	—	—	687,471	687,471
Change in fair value of derivatives, net of income tax benefit of $760, net of reclassification for net realized losses on derivatives of $18 included in net income	—	—	1,240	—	1,240
Foreign currency translation adjustments	—	—	1,270	—	1,270

Total comprehensive income					689,981

Shareholders’ Equity, December 31, 2006	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361

Adoption of FASB Interpretation No. 48 (FIN 48)	—	—	—	(31,354)	(31,354)
Stock option exercises	7	7,855	—	—	7,862
Excess tax benefits (deficiencies) from stock-based compensation	—	523	—	—	523
Stock awards	13	(13)	—	—	—
Cash dividends declared - $0.16 per share	—	—		(40,997)	(40,997)
Stock repurchases	(2)	(1,243)	—	(5,000)	(6,245)
Stock-based compensation	—	70,695	—	—	70,695
Comprehensive income (loss):
Net income (loss)	—	—	—	(2,255,755)	(2,255,755)
Change in fair value of derivatives, net of income tax benefit of $1,080, net of reclassification for net realized gains on derivatives of $978 included in net income	—	—	(1,762)	—	(1,762)
Foreign currency translation adjustments	—	—	(135)	—	(135)

Total comprehensive loss					(2,257,652)

Shareholders’ Equity, December 31, 2007	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193

Stock option exercises	5	4,538	—	—	4,543
Excess tax benefits (deficiencies) from stock-based compensation	—	(9,437)	—	—	(9,437)
Stock awards	9	(9)	—	—	—
Cash dividends declared - $0.16 per share	—	—	—	(41,119)	(41,119)
Stock repurchases	(3)	(1,913)	—	(3,344)	(5,260)
Stock-based compensation	—	39,107	—	—	39,107
Comprehensive income (loss):
Net income (loss)	—	—	—	(1,473,113)	(1,473,113)
Change in fair value of derivatives, net of income tax benefit of $631, net of reclassification for net realized losses on derivatives of $1,029 included in net income	—	—	1,424	—	1,424
Foreign currency translation adjustments	—	—	(640)	—	(640)

Total comprehensive loss					(1,472,329)

Shareholders’ Equity, December 31, 2008	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007, and 2006

($000’s omitted)

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,473,113)	$(2,255,755)	$687,471
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	1,511,751	2,042,618	409,523
Goodwill impairments	5,654	370,023	—
Gain on sale of equity investments	—	—	(31,635)
Amortization and depreciation	73,980	83,852	83,675
Stock-based compensation expense	39,107	70,695	78,166
Deferred income taxes	105,906	73,164	(157,832)
Equity loss from unconsolidated entities	12,813	190,022	94,547
Distributions of earnings from unconsolidated entities	4,421	4,429	6,590
Other, net	3,536	2,315	2,657
Increase (decrease) in cash due to:
Inventories	1,114,686	622,359	(1,151,972)
Residential mortgage loans available-for-sale	165,035	395,425	167,156
Other assets	116,631	(4,936)	98,776
Accounts payable, accrued and other liabilities	(463,872)	(396,541)	(380,985)
Income tax liabilities	3,857	20,585	(173,663)

Net cash provided by (used in) operating activities	1,220,392	1,218,255	(267,526)

Cash flows from investing activities:
Distributions from unconsolidated entities	6,777	60,201	67,444
Investments in unconsolidated entities	(54,619)	(217,541)	(58,229)
Investments in subsidiaries, net of cash provided	—	—	(65,779)
Net change in loans held for investment	5,462	(13,728)	—
Proceeds from the sale of subsidiaries and equity investments	—	—	49,216
Proceeds from the sale of fixed assets	5,314	19,767	19,091
Capital expenditures	(18,878)	(70,116)	(98,629)

Net cash used in investing activities	(55,944)	(221,417)	(86,886)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(203,051)	(374,096)	(78,294)
Proceeds from other borrowings	—	—	150,000
Repayment of other borrowings	(317,080)	(74,687)	(19,757)
Excess tax benefits from stock-based compensation	—	523	6,696
Issuance of common stock	4,543	7,862	8,350
Stock repurchases	(5,260)	(6,245)	(122,295)
Debt issuance costs	(5,687)	—	—
Dividends paid	(41,119)	(40,997)	(40,879)

Net cash used in financing activities	(567,654)	(487,640)	(96,179)

Effect of exchange rate changes on cash and equivalents	(1,841)	(179)	(385)

Net increase (decrease) in cash and equivalents	594,953	509,019	(450,976)
Cash and equivalents at beginning of period	1,060,311	551,292	1,002,268

Cash and equivalents at end of period	$1,655,264	$1,060,311	$551,292

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$10,002	$14,533	$17,483

Income taxes paid (refunded), net	$(194,666)	$(72,364)	$718,695

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

Foreign currency

The financial statements of the Company’s foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Realized foreign currency transaction gains and losses were not significant during 2008, 2007, and 2006.

Cash and equivalents

Cash and equivalents includes institutional money market investments and time deposits with a maturity of three months or less when acquired. Additionally, the Company holds cash that is restricted as to its use. Restricted cash consists of customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer and other accounts with restrictions. At December 31, 2008 and 2007, the balance of restricted cash was $16.9 million and $20.0 million, respectively.

Investments in unconsolidated entities

The Company has investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Many of these unconsolidated entities purchase, develop, and/or sell land and homes in the United States and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents partnership equity or common stock ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of these entities. Certain of these entities sell land to the Company. In these situations, the Company defers the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

The Company evaluates its investments in unconsolidated entities for recoverability in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity loss in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with SFAS 144. The Company’s proportionate share of any such impairments under SFAS 144 is also recorded to equity loss in the Consolidated Statements of Operations. Evaluations of recoverability under both APB 18 and SFAS 144 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

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

The evaluation as of September 30, 2007 resulted in an impairment charge of $335.6 million. During the fourth quarters of 2007 and 2008, the Company performed its annual goodwill impairment test and determined that additional goodwill had become impaired as the result of continued deterioration in market conditions. This resulted in additional impairment charges of $34.4 million and $5.7 million in the fourth quarters of 2007 and 2008, respectively. Activity in the Company’s goodwill balances by reporting segment during 2008 and 2007 consisted of the following ($000’s omitted):

Reporting Segment	Balance at December 31, 2008	Impairments	Balance at December 31, 2007	Impairments	Balance at December 31, 2006
Atlantic Coast	$—	$(4,954)	$4,954	$(2,729)	$7,683
Gulf Coast	—	—	—	(38,907)	38,907
Midwest	—	—	—	(18,316)	18,316
Southwest	—	—	—	(218,966)	218,966
California	—	—	—	(91,105)	91,105
Financial Services	—	(700)	700	—	700

Total goodwill	$—	$(5,654)	$5,654	$(370,023)	$375,677

Intangible assets

Intangible assets consist primarily of trademarks and tradenames acquired in connection with the 2001 acquisition of Del Webb and are included in the assets of the Company’s Homebuilding operations. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized on a straight-line basis over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets were $163.0 million and $60.4 million, respectively, at December 31, 2008, and $163.0 million and $52.3 million, respectively, at December 31, 2007. Amortization expense was $8.2 million in each of 2008, 2007, and 2006. Amortization expense for trademarks and tradenames is expected to be $8.2 million in each of the next five years.

Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair market value. During 2008, 2007, and 2006, there were no impairments of intangible assets.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Fixed assets and depreciation

Fixed assets are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in other assets and totaled $69.3 million net of accumulated depreciation of $224.5 million at December 31, 2008 and $123.9 million net of accumulated depreciation of $217.1 million at December 31, 2007. Depreciation expense totaled $65.8 million, $75.6 million, and $75.4 million in 2008, 2007, and 2006, respectively.

Advertising cost

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $77.8 million, $104.3 million, and $106.0 million in 2008, 2007, and 2006, respectively.

Employee benefits

The Company maintains a defined contribution retirement plan that covers substantially all of the Company’s employees. Company contributions pursuant to the plan totaled $15.1 million, $21.0 million, and $23.5 million in 2008, 2007, and 2006, respectively.

Insurance

The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers’ compensation, and other business insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through its captive insurance subsidiaries, the Company reserves for costs to cover its self-insured and deductible amounts under those policies and for any costs of claims and related lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. These estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, which generally occur over several years and can occur in excess of ten years, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s reserves for such items totaled $347.6 million and $309.9 million at December 31, 2008 and 2007, respectively. Expenses, including estimates for claims not yet reported, totaled $103.5 million, $141.2 million, and $89.1 million in 2008, 2007, and 2006, respectively. The Company experienced a high level of insurance-related expenses in 2008, 2007, and 2006, primarily due to the adverse development of general liability product claims.

The Company is self-insured for certain of its medical and dental claims and reserves for costs to cover its liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported. The Company’s reserves for such items totaled $3.8 million and $4.2 million at December 31, 2008 and 2007, respectively.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. For 2008 and 2007, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods. For 2006, the Company excluded from the calculation 4,707,900 anti-dilutive outstanding stock options.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Stock-based compensation

As of January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”), which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS Statement No. 95, “Statement of Cash Flows.” The Company adopted SFAS 123(R) using the modified prospective method of transition. Accordingly, prior periods have not been restated. The adoption of SFAS 123(R) did not have a significant effect on basic and diluted earnings per share for the year ended December 31, 2006.

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

Restructuring

In response to the challenging operating environment, the Company has taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies via reductions in employee headcount, consolidation of selected divisional offices, and the disposal of property and equipment. As a result of these actions, the Company incurred charges of $45.5 million during 2008, comprised of $30.3 million of employee severance expense, $3.1 million related to the disposal of property and equipment, and $12.1 million of lease exit and other costs.

In May 2007, the Company initiated a restructuring plan that resulted in charges of $45.7 million during 2007. The charges were comprised of $32.0 million of employee severance benefits, $5.4 million related to the disposal of property and equipment, and $8.3 million of lease exit and other costs. The majority of these costs have been included in the Consolidated Statements of Operations within Homebuilding expense.

In connection with the closure of its production facility located in Virginia, the Company recorded an $18.5 million charge during 2006, which included the write down of long-lived assets of $6.7 million, lease termination costs of $10.7 million, and other exit costs of $1.1 million. These costs have been included in the Consolidated Statements of Operations within Homebuilding expense.

The remaining liability for severance and exited leases totaled $22.2 million at December 31, 2008, the majority of which will be paid in 2009. The restructuring costs related to each of the Company’s reportable segments were not material to any one segment.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Fair value disclosures

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value at December 31, 2008
Residential mortgage loans available-for-sale	Level 2	$297,755
Whole loan commitments	Level 2	4
Mortgage loan commitments	Level 2	1,717
Forward contracts	Level 2	(6,210)

		$293,266

Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on actual purchase commitments from whole loan investors. Portfolio loans available-for-sale had a fair value of $2.0 million upon adoption of SFAS 159, which had no effect as the loans were previously written down to fair value. At December 31, 2008, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $297.8 million and an aggregate outstanding principal balance of $291.1 million. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements.

The fair values for financial derivative instruments reported above are based on current prices. Fair values for mortgage loan commitments, including the value of servicing rights, are based on market prices for similar instruments. Forward contracts are valued based on market prices for similar instruments. At December 31, 2008 and 2007, derivative assets, which are included in other assets in the Consolidated Balance Sheets, totaled $2.1 million and $2.5 million, respectively, and derivative liabilities, which are included in accrued and other liabilities, totaled $6.5 million and $4.8 million, respectively.

In addition, the Company measured $7.8 million of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral, which is considered a level 2 input under SFAS 157.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes, as included in Note 6, are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

New accounting pronouncements

Effective January 1, 2008, the Company adopted SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) as well as SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SAB 109, which revises and rescinds portions of SAB No. 105, “Application of Accounting Principles to Loan Commitments,” specifically requires that the fair value of interest rate lock loan commitments include the fair value of future servicing rights. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Under SFAS 159, the Company elected the fair value option for residential mortgage loans available-for-sale originated subsequent to December 31, 2007. These accounting changes increased income before income taxes for 2008 by $4.5 million, consisting of an increase to Financial Services revenues of $32.0 million offset by an increase to Financial Services expenses of $27.5 million.

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), for its financial instruments measured at fair value on a recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See the caption “Fair value disclosures” included in Note 1 for additional information regarding the fair value of certain financial assets and liabilities. The Company will adopt SFAS 157 as of January 1, 2009 for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. The Company is currently evaluating the effects that the remaining adoption of SFAS 157 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009, and early adoption is not permitted.

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (i.e., minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and non-controlling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for the Company beginning on January 1, 2009, and earlier adoption is not permitted. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial condition and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company’s fiscal year beginning January 1, 2009, and requires retrospective application. The Company does not expect the adoption of the FSP to have a material impact on its reported EPS.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

New accounting pronouncements (continued)

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. FSP FAS 157-3 was effective upon issuance and adopted by the Company as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. The FSP requires additional disclosures by public companies about their involvement with variable interest entities and their continuing involvement with transferred financial assets. The FSP was effective for public entities with annual and interim periods ending after December 15, 2008, and was adopted by the Company as of December 31, 2008. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

Homebuilding

Revenue recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, the Company’s wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by SFAS No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”) the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing. At December 31, 2008 and 2007, the Company had deferred profit on such sales in the amounts of $0.1 million and $3.8 million, respectively.

Sales incentives

In accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, when sales incentives involve a discount on the selling price of the home, base price reductions, or lot premium reductions, the Company records the discount as a reduction of revenue at the time of house closing. If the sales incentive requires the Company to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of sales at the time of house closing. This includes the cost related to optional upgrades provided and seller-paid financing or closing costs. Sales incentives in the form of homeowners’ association fees and other merchandise are also recorded to cost of sales.

Inventory

Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

Inventory (continued)

Cost of sales includes the construction cost of the home, the average lot cost for the home, estimated warranty costs for the home, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for the Company’s communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

Land, not owned, under option agreements

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” (“FIN 46(R)”), if the entity holding the land under option is a variable interest entity (“VIE”), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then the Company is required to consolidate the VIE, though creditors of the VIE have no recourse against the Company.

In applying the provisions of FIN 46(R), the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary based upon an analysis of the expected gains and losses of the entity. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. The Company’s evaluation of expected gains and losses includes consideration of a number of factors, including the size of the Company’s initial investment relative to the overall contract price, the risk of obtaining necessary entitlement approvals, the risk related to land development required under the land option agreement, and the risk of potential changes in market value of the land under contract during the contract period.

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate under FIN 46(R), the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. As of December 31, 2008 and 2007, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements with scheduled expiration dates through 2010. As a result, the Company recorded $13.9 million and $20.7 million, respectively, as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. There was no change in the VIEs consolidated at December 31, 2008 compared with December 31, 2007. The Company did not provide financial or other support to VIEs other than as stipulated in the land option agreements.

The Company’s maximum exposure to loss related to these VIEs is limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under FIN 46(R), the Company determined that certain land option agreements represent financing arrangements pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $156.6 million and $191.6 million at December 31, 2008 and 2007, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements. Also included in land, not owned, under option agreements is inventory related to land sales for which the recognition of such sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the land, did not meet the full accrual method criteria under SFAS 66. Such amounts were not material at either December 31, 2008 or 2007.

The following provides a summary of the Company’s interests in land option agreements as of December 31, 2008 and 2007 ($000’s omitted):

	December 31, 2008		December 31, 2007
	Deposits and Pre-acquisition Costs	Total Purchase Price	Deposits and Pre-acquisition Costs	Total Purchase Price
Consolidated VIEs	$1,923	$15,841	$169	$20,838
Unconsolidated VIEs	125,307	698,418	107,920	848,144
Other land option agreements	98,062	612,900	118,094	747,558

	$225,292	$1,327,159	$226,183	$1,616,540

The above summary includes land option agreements consolidated under FIN 46(R) and SFAS 49 as well as all other land option agreements. The remaining purchase price of all land option agreements totaled $1.3 billion and $1.5 billion at December 31, 2008 and 2007, respectively.

Land held for sale

Land held for sale is recorded at the lower of cost or fair value less costs to sell.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to the Company’s warranty liability during 2008 and 2007 were as follows ($000’s omitted):

	2008	2007
Warranty liability, beginning of period	$90,917	$117,259
Warranty reserves provided	30,334	71,778
Payments and other adjustments	(63,073)	(98,120)

Warranty liability, end of period	$58,178	$90,917

Start-up costs

Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Financial Services

Residential mortgage loans available-for-sale

Prior to January 1, 2008, residential mortgage loans available-for-sale were measured at the lower of aggregate cost or market value. In accordance with SFAS 159, the Company elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions.

Interest income on these loans is recorded in Financial Services revenues. The net gain resulting from changes in fair value of these loans totaled $1.0 million for 2008, and was included in Financial Services revenues. These changes in fair value were mostly offset by hedging activities. During 2008, 2007, and 2006, net gains from the sale of mortgages were $85.8 million, $75.5 million, and $110.8 million, respectively, which have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. With the adoption of SAB 109 effective January 1, 2008, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock loan commitment with a borrower. Prior to January 1, 2008, the fair value of such rights was not recognized until the related loan was sold.

Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. Furthermore, there are no impairment risks because the servicing rights are recorded based on the value in the servicing sales contracts. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $3.9 million and $5.1 million at December 31, 2008 and 2007, respectively, and are included in accrued and other liabilities. During 2008, 2007, and 2006, servicing rights recognized in revenues totaled $44.0 million, $46.0 million, and $43.5 million, respectively.

Loans held for investment

The Company originates interim financing mortgage loans for certain of the Company’s customers and also has a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $12.9 million and $42.6 million (net of reserves of $4.0 million and $2.9 million) at December 31, 2008 and 2007, respectively.

Interest income on mortgage loans

Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Unamortized net mortgage discounts totaled $3.0 million at December 31, 2007. These discounts were not amortized as interest income during the period the loans were held for sale. Due to the adoption of SFAS 159, any unamortized net mortgage premiums or discounts are reflected in the fair value of residential mortgage loans available-for-sale at December 31, 2008.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Financial Services (continued)

Mortgage servicing, origination, and commitment fees

Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated mortgage origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159, mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.

Title services

Revenues associated with the Company’s title operations are recognized as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. The Company maintains only limited risk associated with issued title insurance policies.

Derivative instruments and hedging activities

The Company is exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specified interest rate is a derivative instrument (interest rate is locked to the borrower). In order to reduce these risks, the Company uses other derivative financial instruments to economically hedge the interest rate lock derivative. These financial instruments can include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. When the Company commits to lend to the borrower, the Company enters into one of the aforementioned derivative financial instruments. The changes in the fair value of the loan commitment and the other derivative financial instruments are recognized in current earnings during the period of change and the fair value is reflected in other assets or other liabilities in the consolidated balance sheets. The gains and losses are included in Financial Services revenues. At December 31, 2008, commitments by the Company to originate mortgage loans totaled $62.8 million at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from when the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. At December 31, 2008, the Company had unexpired cash forward contracts and whole loan investor commitments of $325.3 million. At December 31, 2008, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

Prior to the election effective January 1, 2008 under SFAS 159 to carry residential mortgage loans available-for-sale at fair value, the Company designated certain cash forward contracts as cash flow hedges against the variability of cash flows arising from delivering closed loans into mortgage-backed securities. Whole loan investor commitments were also designated as cash flow hedges against the sale of the associated closed loans. The hedge accounting allowed the Company to recognize the effective portion of the gain or loss on the derivative instrument as a component of other comprehensive income and reclassify it into earnings in the same period or periods during which the hedged transaction affected earnings. Subsequent to the election to carry all such loans at fair value, all changes in the fair values of derivative instruments, along with changes in the fair value of closed loans, are recorded in current period earnings.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Inventory and land held for sale

Major components of the Company’s inventory at December 31, 2008 and 2007 were ($000’s omitted):

	2008	2007
Homes under construction	$1,325,672	$2,115,102
Land under development	2,002,039	3,656,623
Land held for future development	873,578	1,064,220

	$4,201,289	$6,835,945

The Company capitalizes interest cost into inventory. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of sales for 2008, 2007, and 2006 includes $84.8 million, $110.8 million, and $16.0 million, respectively, of capitalized interest related to inventory impairments. Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2008	2007	2006
Interest in inventory, beginning of period	$160,598	$235,596	$229,798
Interest capitalized	220,131	240,000	261,486
Interest expensed	(210,709)	(314,998)	(255,688)

Interest in inventory, end of period	$170,020	$160,598	$235,596

Interest incurred*	$223,039	$243,864	$266,561

* Interest incurred includes interest on the Company’s senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Company’s Financial Services segment.

Land valuation adjustments and write-offs

Impairment of long-lived assets

In accordance with SFAS 144, the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions throughout the homebuilding industry have resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2008			2007
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	150	$597.8	$598.8	35	$161.9	$62.4
June 30	48	198.9	153.5	139	695.8	603.1
September 30	96	232.4	250.4	169	822.4	615.9
December 31	88	223.5	204.6	120	483.4	322.3

			$1,207.3			$1,603.7

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense. In 2008, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for over 250 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 8% to 21%, with an aggregate average of 14%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs (continued)

Net realizable value adjustments – land held for sale

The Company acquires land primarily for the construction of homes for sale to customers but periodically sells select parcels of land to third parties for commercial or other development. Additionally, the Company may determine that certain of its land assets no longer fit into its strategic operating plans. In such instances, the Company classifies the land asset as land held for sale, assuming the criteria in SFAS 144 are met.

In accordance with SFAS 144, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During 2008, 2007, and 2006, the Company recognized net realizable value adjustments related to land held for sale of $271.1 million, $199.3 million, and $54.6 million, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense. The Company’s land held for sale at December 31, 2008 and 2007 was as follows ($000’s omitted):

	2008	2007
Land held for sale, gross	$314,112	$347,758
Net realizable value reserves	(149,158)	(95,195)

Land held for sale, net	$164,954	$252,563

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $33.3 million, $239.7 million, and $151.2 million, during 2008, 2007, and 2006, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within Homebuilding expense.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Home sale revenues for detached and attached homes were $4.6 billion and $1.3 billion in 2008, $6.9 billion and $2.0 billion in 2007, and $11.0 billion and $3.0 billion in 2006, respectively.

The Company has determined that its Homebuilding operating segments are its Areas. In the fourth quarter of 2008, the Company realigned the organizational structure for certain of its markets, including the consolidation of three of its Areas. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

Atlantic Coast:	Atlantic Coast Area includes the following states:
Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey,
New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Great Lakes Area includes the following states:
Colorado, Illinois, Indiana, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*California:	California Area includes the following state:
California

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the California segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment.

The Company also has one reportable segment for its financial services operations, which consist principally of mortgage banking and title operations conducted through Pulte Mortgage and other Company subsidiaries. The Company’s Financial Services segment operates generally in the same markets as the Company’s Homebuilding segments.

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment information (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2008	2007	2006
Revenues:
Atlantic Coast	$1,839,999	$2,297,103	$2,923,516
Gulf Coast	1,225,849	1,791,554	3,148,757
Midwest	732,451	1,189,638	1,651,885
Southwest	1,486,016	2,367,597	3,700,488
California	827,723	1,475,838	2,650,602
Financial Services	151,016	134,769	194,596

Total segment revenues	6,263,054	9,256,499	14,269,844

Corporate and unallocated (a)	26,404	6,595	4,564

Consolidated revenues	$6,289,458	$9,263,094	$14,274,408

Income (loss) before income taxes:
Atlantic Coast	$(144,520)	$(76,994)	$215,538
Gulf Coast	(244,900)	(468,938)	397,962
Midwest	(103,202)	(339,193)	(90,695)
Southwest	(555,756)	(249,173)	714,185
California	(284,048)	(545,369)	107,368
Financial Services (b)	28,045	42,980	115,460

Total segment income (loss) before income taxes	(1,304,381)	(1,636,687)	1,459,818

Corporate and unallocated (c)	(378,218)	(860,216)	(377,090)

Consolidated income (loss) from continuing operations before income taxes (d)	$(1,682,599)	$(2,496,903)	$1,082,728

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.
(b)	Financial Services income from continuing operations before income taxes includes interest expense of $6.1 million, $16.5 million, and $23.7 million for 2008, 2007, and 2006, respectively; interest income of $13.3 million, $21.8 million, and $33.5 million for 2008, 2007, and 2006, respectively; and goodwill impairment of $0.7 million in 2008.
(c)	Corporate and unallocated includes amortization of capitalized interest of $210.7 million, $315.0 million, and $255.7 million for 2008, 2007, and 2006, respectively; goodwill impairment of $5.0 million and $370.0 million for 2008 and 2007, respectively; and certain shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.
(d)	Consolidated income (loss) from continuing operations before income taxes includes selling, general, and administrative expenses of $0.9 billion, $1.2 billion, and $1.3 billion for 2008, 2007, and 2006, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted) Years Ended December 31,
	2008	2007	2006
Land and community valuation adjustments:
Atlantic Coast	$112,292	$133,507	$23,289
Gulf Coast	172,384	381,534	25,984
Midwest	79,029	240,380	73,152
Southwest	519,405	335,044	9,774
California	238,984	398,717	55,569
Corporate and unallocated (a)	85,237	114,473	16,000

	$1,207,331	$1,603,655	$203,768

Net realizable value adjustments (NRV) - land held for sale:
Atlantic Coast	$91,697	$22,703	$3,204
Gulf Coast	74,809	46,773	14,275
Midwest	20,295	103,374	29,784
Southwest	53,269	14,859	7,014
California	31,041	11,538	293

	$271,111	$199,247	$54,570

Write-off of deposits and pre-acquisition costs (b):
Atlantic Coast	$16,650	$63,977	$38,312
Gulf Coast	555	52,065	29,095
Midwest	795	10,940	31,644
Southwest	15,328	54,870	21,013
California	(19)	57,864	33,102
Corporate and unallocated	—	—	(1,981)

	$33,309	$239,716	$151,185

Impairments of investments in unconsolidated joint ventures:
Southwest	$—	$59,075	$—
California	15,386	128,303	95,400
Corporate and unallocated (c)	3,088	2,485	—

	$18,474	$189,863	$95,400

Total valuation adjustments and write-offs	$1,530,225	$2,232,481	$504,923

(a)	Includes $84.8 million of write-offs of capitalized interest related to land and community valuation adjustments and a $0.4 million valuation adjustment related to a non-strategic land parcel recorded during 2008. Includes $110.8 million and $16.0 million of write-offs of capitalized interest related to land and community valuation adjustments recorded during 2007 and 2006, respectively, and $3.7 million of land and community valuation adjustments related to the Company’s Puerto Rico operations recorded during 2007.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment information (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2008	2007	2006
Depreciation and amortization:
Atlantic Coast	$9,989	$9,425	$7,843
Gulf Coast	9,987	14,827	14,056
Midwest	2,790	5,068	5,919
Southwest	13,432	15,531	11,657
California	7,358	10,547	10,342
Financial Services	7,938	9,559	8,686
Corporate and unallocated (a)	22,486	18,895	25,172

Consolidated depreciation and amortization	$73,980	$83,852	$83,675

(a)	Corporate and unallocated depreciation and amortization includes depreciation of corporate fixed assets and amortization of intangible assets.

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2008	2007	2006
Equity loss (a):
Atlantic Coast	$(139)	$30	$—
Gulf Coast	—	—	—
Midwest	—	—	—
Southwest	1,231	(56,941)	(997)
California	(11,883)	(131,254)	(95,958)
Financial Services	111	361	32,331
Corporate and unallocated	(2,133)	(2,218)	1,712

Consolidated equity income (loss)	$(12,813)	$(190,022)	$(62,912)

(a)	Includes impairments related to investments in unconsolidated joint ventures totaling $18.5 million, $189.9 million, and $95.4 million in 2008, 2007, and 2006, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Segment information (continued)

	($000’s omitted)
	Assets	Inventory
As of December 31, 2008
Atlantic Coast	$1,482,976	$1,004,617
Gulf Coast	1,168,368	964,883
Midwest	430,110	394,310
Southwest	1,261,163	1,165,964
California	612,783	502,701
Financial Services	360,774	—
Corporate and unallocated (a)	2,392,284	168,814

Consolidated	$7,708,458	$4,201,289

As of December 31, 2007
Atlantic Coast	$2,080,325	$1,608,287
Gulf Coast	1,649,654	1,365,858
Midwest	678,638	622,779
Southwest	2,173,718	2,032,818
California	1,190,970	1,049,527
Financial Services	559,915	—
Corporate and unallocated (a)	1,892,483	156,676

Consolidated	$10,225,703	$6,835,945

As of December 31, 2006
Atlantic Coast	$2,264,239	$1,807,653
Gulf Coast	2,394,765	2,001,044
Midwest	1,239,968	1,071,216
Southwest	2,811,614	2,500,739
California	1,953,240	1,761,000
Financial Services	951,206	—
Corporate and unallocated (a)	1,561,842	232,683

Consolidated	$13,176,874	$9,374,335

(a)	Corporate and unallocated primarily includes cash and equivalents; goodwill and intangibles; capitalized interest; and other corporate items that are not allocated to the operating segments.

4.	Discontinued operations

In 2007, income (loss) from discontinued operations includes $18.7 million in refundable income taxes related to the Company’s investment in its discontinued Mexico homebuilding operations. The Company disposed of its Mexico homebuilding operations in December 2005.

In 2006, income (loss) from discontinued operations includes a provision of $2.3 million, net of tax, which resulted from a contractual adjustment related to the disposition of the Company’s Mexico homebuilding operations in December 2005. Income (loss) from discontinued operations for 2006 also includes $0.2 million of income, net of tax, related to the disposal of First Heights, the Company’s former bank subsidiary, which was completed in 2005. A provision of $0.1 million, net of tax, resulting from a contractual adjustment related to the January 2005 disposition of the Company’s former Argentina homebuilding operations is also included in income (loss) from discontinued operations in 2006.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	December 31,
	2008	2007
Number of joint ventures with limited recourse guaranties	2	4
Number of joint ventures with debt non-recourse to Pulte	3	4
Number of other active joint ventures	11	12

Total number of active joint ventures	16	20

Investments in joint ventures with limited recourse guaranties	$17,258	$54,223
Investments in joint ventures with debt non-recourse to Pulte	14,317	35,767
Investments in other active joint ventures	103,311	15,489

Total investments in unconsolidated entities	$134,886	$105,479

Total joint venture debt	$519,336	$602,507

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$84,323	$124,529
Joint venture debt non-recourse to Pulte	7,690	9,442

Pulte’s total proportionate share of joint venture debt	$92,013	$133,971

In 2008, 2007, and 2006, the Company recognized a loss from its unconsolidated joint ventures of $12.8 million, $190.0 million, and $62.9 million, respectively. The equity loss recognized during 2008, 2007, and 2006 includes impairments totaling $18.5 million, $189.9 million, and $95.4 million, respectively. During 2008, 2007, and 2006, the Company made capital contributions of $54.6 million, $217.5 million, and $58.2 million, respectively, to its joint ventures and received capital and earnings distributions of $11.2 million, $64.6 million and $74.0 million, respectively, from its joint ventures. The 2008 capital contributions included contributions of $33 million in the second quarter of 2008 to repay the Company’s proportionate share of outstanding joint venture debt at its scheduled maturity date and to fund land development costs for one joint venture. The Company also made scheduled land purchases in 2008 from a different joint venture that provided the joint venture with the funds necessary to repay its remaining debt, the Company’s portion of which totaled $18.2 million at December 31, 2007.

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. The Company’s 50% proportionate share of this joint venture’s debt totaled $32.1 million at December 31, 2008.

The other joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. In September 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest, the Company’s proportionate share of which totaled approximately $52.2 million at December 31, 2008, representing 12% of the total outstanding debt of the joint venture.

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

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with the joint ventures in Puerto Rico totaled $6.1 million and $8.1 million at December 31, 2008 and December 31, 2007, respectively. The Company does not have any significant financing exposures related to these entities.

In January 2006, the Company exercised its option and acquired the remaining 50% interest in an entity that supplies and installs basic building components and operating systems. The Company’s initial investment was made in January 2004 to secure a dedicated building supply trade base for its construction activities in Arizona and Nevada. The aggregate stepped purchase price exceeded the preliminary estimated fair value of the underlying assets acquired and liabilities assumed by $68.0 million, which was recorded as goodwill. The Company accounted for its initial 50% investment under the equity method. Since January 2006, the Company has consolidated this wholly-owned subsidiary in its financial statements.

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

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Debt

The Company’s senior notes are summarized as follows ($000’s omitted):

	December 31,
	2008	2007
4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	$25,405	$338,545

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	199,736	199,614

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	497,388	496,934

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,816	298,529

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	499,824	499,790

5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	349,602	349,537

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017, not redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	149,048	148,940

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	298,978	298,934

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	398,197	398,122

6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	299,311	299,285

7.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2046, callable at par on or after June 1, 2011, redeemable prior to maturity, guaranteed on a senior basis by Pulte Homes, Inc. and certain of its 100% owned subsidiaries	150,000	150,000

Total senior notes - carrying value	$3,166,305	$3,478,230

Estimated fair value	$2,136,628	$2,962,634

Refer to Note 14 for supplemental consolidating financial information of the Company.

Total senior note maturities during the five years after 2008 are as follows: 2009 - $25.4 million; 2010 - $0; 2011 - $698.6 million; 2012 - $0; 2013 - $300.0 million; and thereafter - $2.2 billion.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Debt (continued)

The Company repurchased $313.4 million of its 4.875% senior notes due 2009 by means of a tender offer completed in June 2008. These repurchases resulted in an expense of $1.6 million, which is included in the Consolidated Statements of Operations within other non-operating, net expenses.

The Company repurchased $61.2 million of its 4.875% senior notes due 2009 during the year ended December 31, 2007. These repurchases resulted in a gain of $0.5 million, which is included in the Consolidated Statements of Operations within other non-operating, net expenses.

In May 2006, the Company sold $150.0 million of 7.375% senior notes, which mature on June 1, 2046, and are guaranteed by Pulte Homes, Inc. and certain of its 100%-owned subsidiaries. These notes are unsecured and rank equally with all of the Company’s other unsecured and unsubordinated indebtedness. The notes are redeemable at any time on or after June 1, 2011, at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued and unpaid interest thereon to the redemption date. Proceeds from the sale were used to repay the indebtedness of the Company’s revolving credit facility and for general corporate purposes, including continued investment in the Company’s business.

7.	Other financing arrangements

Corporate/Homebuilding

The Company amended its unsecured revolving credit facility twice during 2007, decreasing the borrowing capacity from $2.01 billion to $1.86 billion and extending the maturity date from October 2010 to June 2012. In February 2008 and again in November 2008, the Company amended the credit facility, which decreased the borrowing capacity to $1.2 billion, adjusted the required tangible net worth minimum, increased the maximum allowed debt-to-total capitalization ratio, and increased the costs of borrowing or issuing letters of credit. The credit facility’s uncommitted accordion feature was also reduced from $2.25 billion to $1.75 billion. The amendments resulted in an expense of $3.7 million, which is included in the Consolidated Statements of Operations within other non-operating, net expenses.

Under the terms of the credit facility, the Company has the capacity to issue letters of credit totaling up to $1.125 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). The Company currently does not have investment grade ratings from any of the Rating Agencies and is therefore subject to the borrowing base limitation. Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the credit facility may not exceed an amount based on certain percentages of various categories of the Company’s unencumbered inventory and other assets. As of December 31, 2008, the Company had no borrowings outstanding and full availability of the remaining $846.7 million under the credit facility after consideration of $353.3 million of outstanding letters of credit.

Effective with the November 2008 amendment, the Company is required to maintain certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the credit facility) is less than 2.0 to 1.0, the Company is required to maintain cash and equivalents in designated accounts with certain banks. While the Company’s access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts the Company’s ability to utilize the credit facility. The Company maintained the required cash and equivalents of $393.3 million within the liquidity reserve accounts at December 31, 2008. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing.

The credit facility contains certain financial covenants. The Company is required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth covenant each quarter. Violations of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under the Company’s $3.2 billion of senior notes.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Other financing arrangements (continued)

As of December 31, 2008, the Company was in compliance with all of the covenants under the credit facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the credit facility may be limited under the terms of the borrowing base.

The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2008	2007	2006
Available credit lines at year-end	$1,200,000	$1,860,000	$2,010,000
Unused credit lines at year-end (a)	$846,700	$1,412,600	$1,451,000
Maximum indebtedness outstanding at the end of any month (b)	$—	$200,000	$754,000
Average monthly indebtedness (c)	$—	$52,000	$407,000
Range of interest rates during the year	N/A	5.56 to 8.25%	5.30 to 8.25%
Weighted-average rate at year-end	N/A	6.51%	5.95%

(a)	Reduced by letters of credit outstanding of $353.3 million, $447.4 million, and $559.0 million at December 31, 2008, 2007, and 2006, respectively.
(b)	Excludes letters of credit outstanding of $446.5 million for 2008, $486.1 million for 2007, and $583.0 million for 2006.
(c)	Excludes letters of credit outstanding, which averaged $392.1 million, $484.6 million, and $573.0 million for 2008, 2007, and 2006, respectively.

At December 31, 2008, other financing included limited recourse collateralized financing arrangements totaling $5.7 million. These financing arrangements have maturities ranging primarily from one to three years, a weighted-average interest rate of 6.55%, are collateralized by certain of the Company’s land positions, and have no recourse to any other assets of the Company. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to committed credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At December 31, 2008, Pulte Mortgage had a committed credit arrangement consisting of a $405 million revolving credit facility, which expires May 2009, as the previous asset-backed commercial paper program was repaid and terminated in May 2008. The revolving credit facility requires Pulte Mortgage to meet a tangible net worth minimum each month and funded debt cannot exceed 15 times tangible net worth. At December 31, 2008, Pulte Mortgage had $237.6 million outstanding under its committed credit arrangements.

During the three years ended December 31, 2008, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates. The following is aggregate borrowing information for Pulte Mortgage ($000’s omitted):

	2008	2007	2006
Available credit lines at year-end	$405,000	$705,000	$955,000
Unused credit lines at year-end	$167,000	$264,000	$140,000
Maximum amount outstanding at the end of any month	$262,000	$441,000	$815,000
Average monthly indebtedness	$174,000	$291,000	$452,000
Range of interest rates during the year	0.53 to 6.62%	0.53 to 6.66%	0.53 to 6.17%
Weighted-average rate at year-end	0.95%	5.47%	5.81%

Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. At December 31, 2008, the Company had remaining authorization to purchase $102.3 million of common stock.

The Company has an automatically effective universal shelf registration statement filed with the U.S. Securities and Exchange Commission (“SEC”) registering equity and debt securities that the Company may periodically issue in amounts to be determined.

On November 24, 2008, the Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2008	2007
Foreign currency translation adjustments:
Mexico	$(1,091)	$(451)
Fair value of derivatives, net of income taxes of $2,086 in 2008 and $2,717 in 2007	(3,008)	(4,432)

	$(4,099)	$(4,883)

9.	Stock compensation plans and management incentive compensation

The Company has fixed stock option plans for both employees and for non-employee directors. Information related to the active plans as of December 31, 2008 is as follows:

Plan Name	Shares Authorized	Shares Available for Grant
Employee Plans
Pulte Homes, Inc. 2004 Stock Incentive Plan	12,000,000	3,991,667
Pulte Homes, Inc. 2002 Stock Incentive Plan	12,000,000	60,130
Pulte Homes, Inc. 2000 Stock Incentive Plan for Key Employees	10,000,000	12,081

The plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights, and restricted stock to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted to employees vest incrementally in periods ranging from six months to four years. Non-employee directors are entitled to an annual distribution of shares of common stock and options to purchase additional shares. All options granted to non-employee directors are non-qualified, vest immediately, and are exercisable on the date of grant. Options granted to non-employee directors are exercisable for ten years from the grant date.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock compensation plans and management incentive compensation (continued)

A summary of the Company’s stock option activity for the years ended December 31, 2008, 2007, and 2006 is presented below (000’s omitted except per share data):

	2008		2007		2006
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	19,884	$20	18,237	$21	16,850	$19
Granted	1,430	$11	2,884	$12	2,451	$34
Exercised	(528)	$(8)	(683)	$(10)	(562)	$(13)
Forfeited	(727)	$(23)	(554)	$(33)	(502)	$30

Outstanding, end of year	20,059	$19	19,884	$20	18,237	$21

Options exercisable at year end	14,857	$20	13,471	$17	11,972	$14

Weighted-average per share fair value of options granted during the year	$5.72		$4.32		$13.90

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
	Number Outstanding (000’s omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000’s omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $13.00	11,001	5.1	$11	7,235	$10
$13.01 to $20.00	215	4.0	$15	212	$15
$20.01 to $31.00	4,792	5.4	$24	4,780	$24
$31.01 to $41.00	4,027	7.4	$37	2,606	$38
$41.01 to $60.00	24	6.7	$43	24	$43

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2008	2007	2006
Expected life of options in years	5.6	5.5	5.2
Expected stock price volatility	54%	40%	39%
Expected dividend yield	0.1%	1.5%	0.5%
Risk-free interest rate	1.8%	3.4%	4.8%

The Company has estimated the expected life of its share options using employees’ historical exercise behavior and the contractual term of these instruments in determining the fair value of its share options.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Stock compensation plans and management incentive compensation (continued)

In connection with stock option awards, the Company recognized compensation expense of $15.8 million, $28.2 million, and $37.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. Total compensation cost related to non-vested stock option awards not yet recognized was $14.1 million at December 31, 2008. These costs will be expensed over a weighted-average period of approximately three years. The aggregate intrinsic value of both stock options outstanding and exercisable at December 31, 2008 was $6.0 million. The aggregate intrinsic value of stock options that were exercised during 2008, 2007, and 2006 was $2.4 million, $8.8 million, and $11.7 million, respectively. The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

A summary of the Company’s restricted stock activity for the three years ended December 31, 2008 is presented below (000’s omitted, except per share data):

	2008		2007		2006
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Non-vested at December 31, 2007	4,335	$30.75	3,717	$35.25	3,023	$31.44
Granted	1,490	$12.96	1,616	$19.78	1,589	$36.27
Vested	(1,268)	$36.42	(689)	$27.44	(697)	$21.38
Forfeited	(625)	$28.28	(309)	$34.95	(198)	$34.17

Non-vested at December 31, 2008	3,932	$22.57	4,335	$30.75	3,717	$35.25

The Company awarded 1,490,511, 1,615,612, and 1,589,357 shares of restricted stock to certain key employees during 2008, 2007, and 2006, respectively. During 2008, 2007, and 2006, the total fair value of shares vested during the year was $46.2 million, $18.9 million, and $10.9 million, respectively. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense of $23.3 million, $42.5 million, and $40.3 million during 2008, 2007, and 2006, respectively. Total compensation cost related to restricted stock awards not yet recognized was $34.8 million at December 31, 2008. These costs will be expensed over a weighted-average period of approximately two years.

The Company’s stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. For awards granted prior to January 1, 2006, the Company recognizes the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R), the Company records the related compensation cost over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award. For the years ended December 31, 2008, 2007, and 2006, the Company recorded $3.9 million, $4.5 million, and $4.8 million, respectively, of compensation expense related to stock option grants made to employees that have achieved this level of service, as well as those who will achieve this level of service during the vesting period.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income taxes

Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	Current	Deferred	Total
Year ended December 31, 2008
Federal	$(346,699)	$95,668	$(251,031)
State and other	31,307	10,238	41,545

	$(315,392)	$105,906	$(209,486)

Year ended December 31, 2007
Federal	$(261,921)	$61,043	$(200,878)
State and other	(33,729)	12,121	(21,608)

	$(295,650)	$73,164	$(222,486)

Year ended December 31, 2006
Federal	$514,691	$(155,530)	$359,161
State and other	36,223	(2,302)	33,921

	$550,914	$(157,832)	$393,082

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2008	2007	2006
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	3.0	1.8
Domestic production activities deduction	—	—	(1.6)
Deferred tax asset valuation allowance	(24.9)	(25.0)	—
Goodwill impairment	—	(4.2)	—
Settlement of state tax issues and other	(0.7)	0.1	1.1

Effective rate	12.4%	8.9%	36.3%

The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2008	2007
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	$(127,228)	$(176,995)
Trademarks and tradenames	(38,971)	(42,068)

	(166,199)	(219,063)

Deferred tax assets:
Non-deductible reserves and other	230,159	237,911
Inventory valuation reserves	836,145	689,035
Net operating loss carryforwards:
Federal	16,897	—
State	94,100	29,907
Alternative minimum tax credits	22,856	—
Other credits	17,715	—

	1,217,872	956,853

Valuation allowance	(1,051,673)	(631,884)

Net deferred tax asset	$—	$105,906

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income taxes (continued)

The Company generated a federal net operating loss for 2008 which will be carried back to the 2006 tax year resulting in a federal income tax refund of approximately $362.8 million. In general, net operating losses are available to offset the Company’s taxable income in certain prior and future years. As the federal net operating loss from 2008 exceeded the 2006 taxable income, a net operating loss of approximately $134 million is available for use as a carryforward. The federal net operating loss will expire in 2028. The Company has various state net operating loss carryforwards aggregating $2.2 billion that expire in years 2009 through 2028.

Deferred tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. In the fourth quarter of 2007, the Company determined that it would be in a cumulative loss position in 2008. Accordingly, a $621.9 million valuation allowance was recorded. Given the continued downturn in the homebuilding industry during 2008, resulting in additional inventory impairments and losses, the Company continues to be in a cumulative pre-tax loss position. Accordingly, the Company increased the valuation allowance against its deferred tax assets to $1.1 billion as of December 31, 2008. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

The American Jobs Creation Act of 2004 provided a 3% tax deduction on the lesser of taxable income or qualified domestic production activities income beginning with the year ended December 31, 2005. The deduction increases to 6% for years ending after December 31, 2006 and to 9% for years ending after December 31, 2009. Based on the guidance provided by FASB Staff Position 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”, this deduction was accounted for as a special deduction under SFAS 109 and reduced income tax expense for the year ended December 31, 2006. The Company did not recognize any benefit for the years ended December 31, 2008 or 2007 as a result of its losses. In addition, the benefit for the year ended December 31, 2006 will be significantly reduced due to the carryback of the Company’s 2008 net operating loss.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective January 1, 2007. FIN 48 creates a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The January 1, 2007 adoption of FIN 48 resulted in a $31.4 million increase in income tax liabilities and a corresponding charge to beginning retained earnings.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Income taxes (continued)

At December 31, 2008 the Company had $126.3 million of gross unrecognized tax benefits, of which $96.3 million would affect the effective tax rate if recognized. At December 31, 2007 the Company had $86.2 million of gross unrecognized tax benefits, all of which, if recognized, would affect the effective tax rate. Additionally, the Company had $36.1 million and $33.2 million of accrued interest and penalties at December 31, 2008 and 2007, respectively.

In 2007 and 2008, the Company recognized interest and penalties related to income taxes in income tax expense. Such amounts totaled $10.2 million of income tax expense in 2008 and $4.6 million of income tax benefit in 2007. Prior to 2007, interest related to income taxes was included in interest expense.

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2008	2007
Unrecognized tax benefits, beginning of period	$86,209	$86,663

Increases related to tax positions taken during a prior period	57,647	1,708
Decreases related to tax positions taken during a prior period	(10,951)	(12,135)
Increases related to tax positions taken during the current period	6,678	11,610
Decreases related to settlements with taxing authorities	(4,078)	(142)
Reductions as a result of a lapse of the applicable statue of limitations	(9,206)	(1,495)

Unrecognized tax benefits, end of period	$126,299	$86,209

The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2007.

11.	Other assets and accrued and other liabilities

The Company’s other assets are presented below ($000’s omitted):

	December 31,
	2008	2007
Deposits and pre-acquisition costs	$225,292	$226,183
Accounts and notes receivable	115,918	118,190
Prepaid expenses	102,737	143,227
Property and equipment, net	69,297	123,929
Intangible assets, net	102,554	110,704
Goodwill	—	5,654
Other	81,854	176,411

	$697,652	$904,298

The Company’s accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2008	2007
Insurance	$347,631	$309,874
Compensation-related	172,524	239,756
Liabilities for land, not owned, under option agreements	171,101	212,235
Warranty	58,178	90,917
Accrued interest	67,878	75,782
Other	261,883	379,990

	$1,079,195	$1,308,554

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Leases

The Company leases certain property and equipment under non-cancelable leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows ($000’s omitted):

Years Ending December 31,
2009	$41,574
2010	30,320
2011	22,846
2012	18,538
2013	17,915
After 2013	75,335

Total minimum lease payments	$206,528

Net rental expense for 2008, 2007, and 2006 was $67.1 million, $70.7 million, and $78.5 million, respectively. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes, and maintenance.

13.	Commitments and contingencies

In the normal course of business, the Company provides standby letters of credit and performance bonds, issued by third parties, to secure performance under various contracts. At December 31, 2008 and 2007, the Company had outstanding letters of credit and performance bonds totaling $1.4 billion and $2.0 billion, respectively.

Pulte Mortgage could be required to repurchase loans sold to investors that experience early payment default or that have not been underwritten in accordance with the investor guidelines (“defective loans”). Pulte Mortgage, in the normal course of business, also indemnifies investors for defective loans that they have purchased. Pulte Mortgage assesses the overall risk of loss on loans that Pulte Mortgage may be required to repurchase and establishes reserves for them. At December 31, 2008 and 2007, reserves for potential losses on repurchased loans are reflected in accrued and other liabilities and amounted to $2.9 million and $2.1 million, respectively. Additionally, a subsidiary of Pulte Mortgage operates as a re-insurer for a portion of the mortgage insurance written on loans originated by Pulte Mortgage. At December 31, 2008 and 2007, reserves for claims under this program totaled $11.7 million and $0.7 million, respectively, and are reflected in accrued and other liabilities.

The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

14.	Supplemental Guarantor information

At December 31, 2008, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $25 million, 4.875% due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035 and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium, if any, and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the “Guarantors”). Such guarantees are full and unconditional.

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

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$1,288,200	$367,064	$—	$1,655,264
Unfunded settlements	—	11,191	797		11,988
House and land inventory	—	4,196,488	4,801	—	4,201,289
Land held for sale	—	164,954	—	—	164,954
Land, not owned, under option agreements	—	171,101	—	—	171,101
Residential mortgage loans available-for-sale	—	—	297,755	—	297,755
Investments in unconsolidated entities	1,348	127,541	5,997	—	134,886
Other assets	38,273	611,369	48,010	—	697,652
Income taxes receivable	373,569	—	—	—	373,569
Deferred income tax assets	(26,977)	37	26,940	—	—
Investment in subsidiaries	7,548,939	78,009	4,776,803	(12,403,751)	—

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$127,761	$821,342	$389,177	$—	$1,338,280
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	237,560	—	237,560
Income tax liabilities	130,615	—	—	—	130,615
Senior notes	3,166,305	—	—	—	3,166,305
Advances (receivable) payable - subsidiaries	1,674,773	(1,740,521)	65,748	—	—

Total liabilities	5,099,454	(919,179)	692,485	—	4,872,760
Shareholders’ equity	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2007

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
ASSETS
Cash and equivalents	$—	$715,411	$344,900	$—	$1,060,311
Unfunded settlements	—	37,674	1,040	—	38,714
House and land inventory	—	6,829,452	6,493	—	6,835,945
Land held for sale	—	252,563	—	—	252,563
Land, not owned, under option agreements	—	212,235	—	—	212,235
Residential mortgage loans available-for-sale	—	—	447,089	—	447,089
Investments in unconsolidated entities	1,448	93,392	10,639	—	105,479
Other assets	43,979	745,722	114,597	—	904,298
Income taxes receivable	263,163	—	—	—	263,163
Deferred income tax assets	82,679	48	23,179	—	105,906
Investment in subsidiaries	8,407,720	83,703	5,709,912	(14,201,335)	—

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$157,703	$1,354,652	$347,556	$—	$1,859,911
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	440,611	—	440,611
Income tax liabilities	126,758	—	—	—	126,758
Senior notes	3,478,230	—	—	—	3,478,230
Advances (receivable) payable - subsidiaries	716,105	(804,897)	88,792	—	—

Total liabilities	4,478,796	549,755	876,959	—	5,905,510
Shareholders’ equity	4,320,193	8,420,445	5,780,890	(14,201,335)	4,320,193

	$8,798,989	$8,970,200	$6,657,849	$(14,201,335)	$10,225,703

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$6,112,038	$—	$—	$6,112,038
Financial Services	—	15,607	135,409	—	151,016
Other non-operating	100	17,012	9,292	—	26,404

Total revenues	100	6,144,657	144,701	—	6,289,458

Expenses:
Homebuilding:
Cost of sales	—	6,979,175	—	—	6,979,175
Selling, general and administrative and other expense	11,110	738,335	65,205	—	814,650
Financial Services	676	7,101	115,305	—	123,082
Other non-operating, net	66,139	(23,752)	(50)	—	42,337
Intercompany interest	219,508	(219,508)	—	—	—

Total expenses	297,433	7,481,351	180,460	—	7,959,244

Other Income:
Equity loss	—	(10,747)	(2,066)	—	(12,813)

Income (loss) before income taxes and equity in income of subsidiaries	(297,333)	(1,347,441)	(37,825)	—	(1,682,599)
Income taxes (benefit)	(35,631)	(161,753)	(12,102)	—	(209,486)

Income (loss) before equity in income of subsidiaries	(261,702)	(1,185,688)	(25,723)	—	(1,473,113)
Equity in income (loss) of subsidiaries	(1,211,411)	11,758	(982,519)	2,182,172	—

Net income (loss)	$(1,473,113)	$(1,173,930)	$(1,008,242)	$2,182,172	$(1,473,113)

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2007

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$9,121,730	$—	$—	$9,121,730
Financial Services	—	20,802	113,967	—	134,769
Other non-operating	12	3,178	3,405	—	6,595

Total revenues	12	9,145,710	117,372	—	9,263,094

Expenses:
Homebuilding:
Cost of sales	—	9,747,531	—	—	9,747,531
Selling, general and administrative and other expense	32,178	1,584,743	76,387	—	1,693,308
Financial Services	634	8,543	82,973	—	92,150
Other non-operating, net	89,247	(34,215)	(18,046)	—	36,986
Intercompany interest	164,933	(164,933)	—	—	—

Total expenses	286,992	11,141,669	141,314	—	11,569,975

Other Income:
Equity loss	—	(187,805)	(2,217)	—	(190,022)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(286,980)	(2,183,764)	(26,159)	—	(2,496,903)
Income taxes (benefit)	(20,294)	(194,240)	(7,952)	—	(222,486)

Income (loss) from continuing operations before equity in income of subsidiaries	(266,686)	(1,989,524)	(18,207)	—	(2,274,417)
Income (loss) from discontinued operations	18,662	—	—	—	18,662

Income (loss) before equity in net income of subsidiaries	(248,024)	(1,989,524)	(18,207)	—	(2,255,755)
Equity in income (loss) of subsidiaries:
Continuing operations	(2,007,731)	19,013	(1,567,843)	3,556,561	—

Net income (loss)	$(2,255,755)	$(1,970,511)	$(1,586,050)	$3,556,561	$(2,255,755)

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2006

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Revenues:
Homebuilding	$—	$14,075,248	$—	$—	$14,075,248
Financial Services	—	29,833	164,763	—	194,596
Other non-operating	374	2,154	2,036	—	4,564

Total revenues	374	14,107,235	166,799	—	14,274,408

Expenses:
Homebuilding:
Cost of sales	—	11,683,433	—	—	11,683,433
Selling, general and administrative and other expense	36,883	1,233,381	15,939	—	1,286,203
Financial Services	697	9,913	100,858	—	111,468
Other non-operating, net	94,324	(34,296)	(12,364)	—	47,664
Intercompany interest	104,193	(104,193)	—	—	—

Total expenses	236,097	12,788,238	104,433	—	13,128,768

Other Income:
Gain on sale of equity investments	—	—	31,635	—	31,635
Equity income (loss)	—	(96,259)	1,712	—	(94,547)

Income (loss) from continuing operations before income taxes and equity in income of subsidiaries	(235,723)	1,222,738	95,713	—	1,082,728
Income taxes (benefit)	(86,662)	443,937	35,807	—	393,082

Income (loss) from continuing operations before equity in income of subsidiaries	(149,061)	778,801	59,906	—	689,646
Income (loss) from discontinued operations	248	—	(2,423)	—	(2,175)

Income (loss) before equity in net income of subsidiaries	(148,813)	778,801	57,483	—	687,471

Equity in income (loss) of subsidiaries:
Continuing operations	838,707	59,395	448,712	(1,346,814)	—
Discontinued operations	(2,423)	—	—	2,423	—

	836,284	59,395	448,712	(1,344,391)	—

Net income (loss)	$687,471	$838,196	$506,195	$(1,344,391)	$687,471

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(125,416)	$1,121,263	$224,545	$—	$1,220,392

Distributions from unconsolidated entities	—	6,777	—	—	6,777
Investments in unconsolidated entities	—	(54,619)	—	—	(54,619)
Dividends received from subsidiaries	—	23,000	11,400	(34,400)	—
Investment in subsidiaries	(215,280)	(3,234)	(71,987)	290,501	—
Net change in loans held for investment	—	—	5,462	—	5,462
Proceeds from the sale of fixed assets	—	5,304	10	—	5,314
Capital expenditures	—	(16,404)	(2,474)	—	(18,878)

Net cash provided by (used in) investing activities	(215,280)	(39,176)	(57,589)	256,101	(55,944)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(203,051)	—	(203,051)
Repayment of other borrowings	(313,384)	(3,696)	—	—	(317,080)
Excess tax benefits from share-based awards	—	—	—	—	—
Capital contributions from parent	—	194,425	96,076	(290,501)	—
Advances (to) from affiliates	701,603	(688,627)	(12,976)	—	—
Issuance of common stock	4,543	—	—	—	4,543
Stock repurchases	(5,260)	—	—	—	(5,260)
Debt issuance costs	(5,687)	—	—	—	(5,687)
Dividends paid	(41,119)	(11,400)	(23,000)	34,400	(41,119)

Net cash provided by (used in) financing activities	340,696	(509,298)	(142,951)	(256,101)	(567,654)

Effect of exchange rate changes on cash and equivalents	—	—	(1,841)	—	(1,841)

Net increase (decrease) in cash and equivalents	—	572,789	22,164	—	594,953
Cash and equivalents at beginning of year	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of year	$—	$1,288,200	$367,064	$—	$1,655,264

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(747,713)	$1,501,969	$463,999	$—	$1,218,255

Distributions from unconsolidated entities	—	57,154	3,047	—	60,201
Investments in unconsolidated entities	—	(217,541)	—	—	(217,541)
Dividends received from subsidiaries	51	24,000	—	(24,051)	—
Investment in subsidiaries	(219,304)	(4,510)	(127,093)	350,907	—
Net change in loans held for investment	—	—	(13,728)	—	(13,728)
Proceeds from the sale of fixed assets	—	19,758	9	—	19,767
Capital expenditures	—	(66,551)	(3,565)	—	(70,116)

Net cash provided by (used in) investing activities	(219,253)	(187,690)	(141,330)	326,856	(221,417)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(374,096)	—	(374,096)
Repayment of other borrowings	(61,189)	(13,498)	—	—	(74,687)
Excess tax benefits from share-based awards	523	—	—	—	523
Capital contributions from parent	—	153,294	197,613	(350,907)	—
Advances (to) from affiliates	1,067,012	(1,056,922)	(10,090)	—	—
Issuance of common stock	7,862	—	—	—	7,862
Stock repurchases	(6,245)	—	—	—	(6,245)
Dividends paid	(40,997)	(51)	(24,000)	24,051	(40,997)

Net cash provided by (used in) financing activities	966,966	(917,177)	(210,573)	(326,856)	(487,640)

Effect of exchange rate changes on cash and equivalents	—	—	(179)	—	(179)

Net increase (decrease) in cash and equivalents	—	397,102	111,917	—	509,019
Cash and equivalents at beginning of year	—	318,309	232,983	—	551,292

Cash and equivalents at end of year	$—	$715,411	$344,900	$—	$1,060,311

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2006

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(404,256)	$(41,625)	$178,355	$—	$(267,526)

Distributions from unconsolidated entities	—	65,694	1,750	—	67,444
Investments in unconsolidated entities	—	(58,229)	—	—	(58,229)
Dividends received from subsidiaries	3,287,122	72,000	748,378	(4,107,500)	—
Investment in subsidiaries	(1,496,817)	(73,506)	(432,558)	1,937,102	(65,779)
Proceeds from the sale of subsidiaries and equity investments	—	—	49,216	—	49,216
Proceeds from the sale of fixed assets	—	19,090	1	—	19,091
Capital expenditures	—	(90,513)	(8,116)	—	(98,629)

Net cash provided by (used in) investing activities	1,790,305	(65,464)	358,671	(2,170,398)	(86,886)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(78,294)	—	(78,294)
Proceeds from other borrowings	150,000	—	—	—	150,000
Repayment of other borrowings	—	(19,757)	—	—	(19,757)
Excess tax benefits from share-based awards	6,696	—	—	—	6,696
Capital contributions from parent	—	1,498,113	438,989	(1,937,102)	—
Advances (to) from affiliates	(1,387,921)	1,394,413	(6,492)	—	—
Issuance of common stock	8,350	—	—	—	8,350
Stock repurchases	(122,295)	—	—	—	(122,295)
Dividends paid	(40,879)	(3,287,135)	(820,365)	4,107,500	(40,879)

Net cash provided by (used in) financing activities	(1,386,049)	(414,366)	(466,162)	2,170,398	(96,179)

Effect of exchange rate changes on cash and equivalents	—	—	(385)	—	(385)

Net increase (decrease) in cash and equivalents	—	(521,455)	70,479	—	(450,976)
Cash and equivalents at beginning of year	—	839,764	162,504	—	1,002,268

Cash and equivalents at end of year	$—	$318,309	$232,983	$—	$551,292

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the Company changed its method of accounting for uncertainty in income tax positions effective with its adoption of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 4, 2009

PULTE HOMES, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2008
Homebuilding:
Revenues	$1,398,109	$1,580,468	$1,521,789	$1,611,672	$6,112,038
Cost of sales (a)	1,910,002	1,605,390	1,626,974	1,836,809	6,979,175
Loss before income taxes (b)	(705,130)	(221,321)	(301,966)	(466,294)	(1,694,711)

Financial Services:
Revenues	$43,488	$38,945	$36,438	$32,145	$151,016
Income (loss) before income taxes	15,044	10,802	10,092	(7,893)	28,045

Other non-operating:
Revenues	$7,222	$6,352	$6,362	$6,468	$26,404
Loss before income taxes	(2,970)	(4,708)	(2,717)	(5,538)	(15,933)

Consolidated results:
Revenues	$1,448,819	$1,625,765	$1,564,589	$1,650,285	$6,289,458
Loss from continuing operations before income taxes	(693,056)	(215,227)	(294,591)	(479,725)	(1,682,599)
Income taxes (benefit)	3,088	(56,810)	(14,204)	(141,560)	(209,486)
Loss from continuing operations	(696,144)	(158,417)	(280,387)	(338,165)	(1,473,113)
Income from discontinued operations	—	—	—	—	—
Net loss	$(696,144)	$(158,417)	$(280,387)	$(338,165)	$(1,473,113)

Per share data:
Basic:
Net loss	$(2.75)	$(0.63)	$(1.11)	$(1.33)	$(5.81)
Weighted-average common shares outstanding	253,166	253,454	253,582	253,841	253,512
Assuming dilution:
Net loss	$(2.75)	$(0.63)	$(1.11)	$(1.33)	$(5.81)
Adjusted weighted-average common shares and effect of dilutive securities	253,166	253,454	253,582	253,841	253,512

(a)	Cost of sales includes land and community valuation adjustments of $598.8 million, $153.5 million, $249.9 million, and $204.6 million and net realizable value adjustments of $64.5 million, $44.7 million, $15.9 million, and $146.0 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.
(b)	Loss before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.3 million, $20.1 million, ($0.9 million), and $13.8 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $1.7 million, $1.4 million, and $15.4 million for the 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Additionally, a goodwill impairment of $5.0 million was recorded in the 4th Quarter.

PULTE HOMES, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2007
Homebuilding:
Revenues	$1,829,908	$1,993,498	$2,438,556	$2,859,768	$9,121,730
Cost of sales (a)	1,650,833	2,373,499	2,810,553	2,912,646	9,747,531
Loss before income taxes (b)	(148,386)	(803,191)	(1,098,679)	(459,236)	(2,509,492)

Financial Services:
Revenues	$39,581	$27,362	$32,743	$35,083	$134,769
Income before income taxes	13,195	6,568	12,896	10,321	42,980

Other non-operating:
Revenues	$1,944	$386	$499	$3,766	$6,595
Loss before income taxes	(7,357)	(9,986)	(8,130)	(4,918)	(30,391)

Consolidated results:
Revenues	$1,871,433	$2,021,246	$2,471,798	$2,898,617	$9,263,094
Loss from continuing operations before income taxes	(142,548)	(806,609)	(1,093,913)	(453,833)	(2,496,903)
Income taxes (benefit)	(56,876)	(299,058)	(306,042)	439,490	(222,486)
Loss from continuing operations	(85,672)	(507,551)	(787,871)	(893,323)	(2,274,417)
Income from discontinued operations (c)	—	—	—	18,662	18,662
Net loss	$(85,672)	$(507,551)	$(787,871)	$(874,661)	$(2,255,755)

Per share data:
Basic:
Loss from continuing operations	$(0.34)	$(2.01)	$(3.12)	$(3.54)	$(9.02)
Income from discontinued operations	—	—	—	0.07	0.07
Net loss	$(0.34)	$(2.01)	$(3.12)	$(3.46)	$(8.94)
Weighted-average common shares outstanding	251,919	252,093	252,264	252,485	252,192
Assuming dilution:
Loss from continuing operations	$(0.34)	$(2.01)	$(3.12)	$(3.54)	$(9.02)
Income from discontinued operations	—	—	—	0.07	0.07
Net loss	$(0.34)	$(2.01)	$(3.12)	$(3.46)	$(8.94)
Adjusted weighted-average common shares and effect of dilutive securities	251,919	252,093	252,264	252,485	252,192

(a)	Cost of sales includes land and community valuation adjustments of $62.4 million, $603.1 million, $615.9 million, and $322.3 million and net realizable value adjustments of $18.3 million, $34.0 million, $80.5 million, and $66.5 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.
(b)	Loss before income taxes includes the write-off of deposits and pre-acquisition costs of $51.5 million, $58.2 million, $94.6 million, and $35.5 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $54.1 million, $51.1 million, and $84.7 million for the 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Additionally, goodwill impairments of $335.6 million and $34.4 million were recorded in the 3rd and 4th Quarter, respectively.
(c)	Income from discontinued operations is comprised of our former Mexico homebuilding operations which have been presented as a discontinued operation for all periods presented.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon, and as of the date of that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2008.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2008. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Internal Control Over Financial Reporting (continued)

b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pulte Homes, Inc.

We have audited Pulte Homes Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 4, 2009

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

This Item is not applicable.

ITEM 9C.	CEO/CFO CERTIFICATIONS

The Company has filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2008 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual, and we have filed the Sarbanes-Oxley Section 302 certifications of our Chief Executive Officer and Chief Financial Officer with the Securities and Exchange Commission, which are attached hereto as exhibits 31(a) and 31(b).

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders (“2009 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2009 Proxy Statement under the caption “Beneficial Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2009 Proxy Statement under the caption “Corporate Governance—Governance Guidelines; Business Practices Policy; Code of Ethics” and is incorporated herein by this reference.

Our code of ethics for principal officers, our corporate governance guidelines and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2009 Proxy Statement under the captions “2008 Executive Compensation” and “2008 Director Compensation” and is incorporated herein by this reference, provided that the Compensation Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2009 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Independence” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2009 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(3) Exhibits

The following exhibits are filed with this Report or incorporated by reference:

Exhibit Number and Description

(3)	(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

	(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated September 15, 2004)

(4)	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

(10)	(a)	1990 Stock Incentive Plan for Key Employees (Filed with Proxy Statement dated April 3, 1990 and as an exhibit of our Registration Statement on Form S-8, Registration No. 33-40102)

	(b)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(c)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(d)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

(10)	(e)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(f)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(g)	Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated July 3, 2007)

(h)

First Amendment to Third Amended and Restated Credit Agreement, dated as of November 21, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated November 27, 2007)

	(i)	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2008, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated February 20, 2008)

(j)

Third Amendment to the Third Amended and Restated Credit Agreement, dated as of November 21, 2008, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K dated November 21, 2008)

	(k)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

	(l)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(m)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(n)	Form of Restricted Stock Award agreement under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(o)	Form of Restricted Stock Award agreement (as amended) under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Filed herewith)

	(p)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(q)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

	(r)	Pulte Homes, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008).

	(s)	Pulte Homes, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated May 20, 2008)

	(t)	Form of Pulte Homes, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated May 20, 2008)

(10)	(u)	Form of Pulte Homes, Inc. 2008-2010 Grant Acceptance Agreement – Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated May 20, 2008)

	(v)	Form of Pulte Homes, Inc 2008-2010 Grant Acceptance Agreement – Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K dated May 20, 2008)

	(w)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(x)	Form of Restricted Stock Award agreement under Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(y)	Form of Restricted Stock Award agreement (as amended) under Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(z)	Form of Stock Option Agreement under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(aa)	Form of Stock Option Agreement (as amended) under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(ab)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(ac)	Pulte Homes, Inc. Deferred Compensation Plan For Non-Employee Directors (Effective as of January 1, 2005) (Incorporated by reference to Exhibit 10(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(ad)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(ae)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2008 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.

(Registrant)

February 26, 2009	By:	/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ William J. Pulte	Chairman of the Board of Directors	February 26, 2009
William J. Pulte

/s/ Richard J. Dugas, Jr. Richard J. Dugas, Jr.	President, Chief Executive Officer and Member of the Board of Directors (Principal Executive Officer)	February 26, 2009

/s/ Roger A. Cregg Roger A. Cregg	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2009

/s/ Vincent J. Frees	Vice President and Controller (Principal Accounting Officer)	February 26, 2009
Vincent J. Frees

/s/ Brian P. Anderson	Member of Board of Directors	February 26, 2009
Brian P. Anderson

/s/ Cheryl W. Grisé	Member of Board of Directors	February 26, 2009
Cheryl W. Grisé

/s/ Debra Kelly-Ennis	Member of Board of Directors	February 26, 2009
Debra Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	February 26, 2009
David N. McCammon

/s/ Patrick J. O’Leary	Member of Board of Directors	February 26, 2009
Patrick J. O’Leary

/s/ Bernard W. Reznicek	Member of Board of Directors	February 26, 2009
Bernard W. Reznicek

/s/ Alan E. Schwartz	Member of Board of Directors	February 26, 2009
Alan E. Schwartz

/s/ William B. Smith	Member of Board of Directors	February 26, 2009
William B. Smith

/s/ Richard G. Wolford	Member of Board of Directors	February 26, 2009
Richard G. Wolford