Form 10-Q
period 2009-03-31
PULTE HOMES INC/MI/
filed 2009-05-08
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding as of April 30, 2009: 258,571,448

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,745,796	$1,655,264
Unfunded settlements	5,821	11,988
House and land inventory	3,854,041	4,201,289
Land held for sale	101,020	164,954
Land, not owned, under option agreements	181,387	171,101
Residential mortgage loans available-for-sale	127,900	297,755
Investments in unconsolidated entities	91,754	134,886
Other assets	697,554	697,652
Income taxes receivable	9,660	373,569

	$6,814,933	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $64,216 and $100,232 in 2009 and 2008, respectively	$165,515	$218,135
Customer deposits	40,889	40,950
Accrued and other liabilities	915,309	1,079,195
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	66,968	237,560
Income tax liabilities	131,853	130,615
Senior notes	3,166,612	3,166,305

Total liabilities	4,487,146	4,872,760
Shareholders’ equity	2,327,787	2,835,698

	$6,814,933	$7,708,458

Note: The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues:
Homebuilding	$565,343	$1,398,109
Financial Services	18,549	43,488
Other non-operating	3,528	7,222

Total revenues	587,420	1,448,819

Expenses:
Homebuilding, principally cost of sales	1,022,249	2,106,955
Financial Services	19,303	28,474
Other non-operating, net	7,593	10,192

Total expenses	1,049,145	2,145,621

Other income:
Equity income (loss)	(50,521)	3,746

Loss before income taxes	(512,246)	(693,056)
Income taxes	2,572	3,088

Net loss	$(514,818)	$(696,144)

Per share data:
Net loss:
Basic	$(2.02)	$(2.75)

Diluted	$(2.02)	$(2.75)

Cash dividends declared	$—	$0.04

Number of shares used in calculation:
Basic	254,578	253,166

Diluted	254,578	253,166

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	$	Capital	Income (Loss)	Earnings	Total
Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	67	1	463	—	—	464
Stock awards, net of cancellations	480	5	(5)	—	—	—
Stock repurchases	(153)	(2)	(825)	—	(720)	(1,547)
Stock-based compensation	—	—	8,485	—	—	8,485
Comprehensive income (loss):
Net loss	—	—	—	—	(514,818)	(514,818)
Change in fair value of derivatives, net of tax	—	—	—	99	—	99
Foreign currency translation adjustments	—	—	—	(594)	—	(594)

Total comprehensive loss						(515,313)

Shareholders’ Equity, March 31, 2009	258,563	$2,586	$1,402,908	$(4,594)	$926,887	$2,327,787

Shareholders’ Equity, January 1, 2008	257,099	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	48	—	447	—	—	447
Stock awards, net of cancellations	457	5	(5)	—	—	—
Cash dividends declared-$0.04 per share		—	—	—	(10,295)	(10,295)
Stock repurchases	(229)	(2)	(1,214)	—	(2,400)	(3,616)
Stock-based compensation	—	—	12,350	—	—	12,350
Comprehensive income (loss):
Net loss	—	—	—	—	(696,144)	(696,144)
Change in fair value of derivatives, net of tax	—	—	—	1,090	—	1,090
Foreign currency translation adjustments	—	—	—	357	—	357

Total comprehensive loss						(694,697)

Shareholders’ Equity, March 31, 2008	257,375	$2,574	$1,374,082	$(3,436)	$2,251,162	$3,624,382

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(514,818)	$(696,144)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	359,813	663,585
Amortization and depreciation	12,978	19,715
Stock-based compensation expense	8,485	12,350
Equity (income) loss from unconsolidated entities	50,521	(3,746)
Distributions of earnings from unconsolidated entities	11	4,771
Other, net	1,649	(573)
Increase (decrease) in cash due to:
Inventories	53,891	111,502
Residential mortgage loans available-for-sale	169,418	174,569
Income taxes receivable	363,909	205,418
Other assets	4,392	20,800
Accounts payable, accrued and other liabilities	(220,733)	(273,743)
Income tax liabilities	1,238	(18,653)

Net cash provided by operating activities	290,754	219,851

Cash flows from investing activities:
Distributions from unconsolidated entities	—	819
Investments in unconsolidated entities	(7,492)	(8,067)
Net change in loans held for investment	(832)	957
Proceeds from the sale of fixed assets	546	2,799
Capital expenditures	(19,724)	(5,263)

Net cash used in investing activities	(27,502)	(8,755)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(170,592)	(183,472)
Repayment of other borrowings	(470)	(3,293)
Issuance of common stock	464	447
Stock repurchases	(1,547)	(3,616)
Dividends paid	—	(10,295)

Net cash used in financing activities	(172,145)	(200,229)

Effect of exchange rate changes on cash and equivalents	(575)	(13)

Net increase in cash and equivalents	90,532	10,854
Cash and equivalents at beginning of period	1,655,264	1,060,311

Cash and equivalents at end of period	$1,745,796	$1,071,165

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$19,196	$23,203

Income taxes paid (refunded), net	$(362,568)	$(183,161)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2009 and 2008, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Effective January 1, 2009, the Company adopted FASB Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards are considered participating securities under the FSP. The following table presents the earnings per share of common stock (000’s omitted, except per share data):

	Three Months Ended March 31,
	2009	2008
Net loss	$(514,818)	$(696,144)
Earnings attributable to restricted shareholders	—	(157)

Net loss available to common shareholders	$(514,818)	$(696,301)

Per share data:
Net loss (basic and diluted)	$(2.02)	$(2.75)
Earnings attributable to restricted shareholders	—	—

Net loss available to common shareholders (basic and diluted)	$(2.02)	$(2.75)

Number of shares used in calculation:
Basic and diluted	254,578	253,166

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Restructuring

In response to the challenging operating environment, the Company has taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies via reductions in employee headcount, consolidation of selected divisional offices, and the disposal of property and equipment. As a result of these actions, the Company incurred charges of $5.0 million and $8.9 million during the three months ended March 31, 2009 and 2008, respectively. Such charges were primarily attributable to employee severance expense with the remainder of the charges attributable to the impairment or disposal of property and equipment and lease exit costs.

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

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate under FIN 46(R), the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. As of March 31, 2009 and December 31, 2008, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements with scheduled expiration dates through 2010. As a result, the Company recorded $14.1 million and $13.9 million at March 31, 2009 and December 31, 2008, respectively, as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. There was no change in the VIEs consolidated at March 31, 2009 compared with December 31, 2008. The Company did not provide financial or other support to VIEs other than as stipulated in the land option agreements.

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

Land, not owned, under option agreements (continued) .

In addition to land option agreements consolidated under FIN 46(R), the Company determined that certain land option agreements represent financing arrangements pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $167.0 million and $156.6 million at March 31, 2009 and December 31, 2008, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements. Also included in land, not owned, under option agreements is inventory related to land sales for which the recognition of such sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the land, did not meet the full accrual method criteria under SFAS 66. Such amounts were not material at either March 31, 2009 or December 31, 2008.

The following provides a summary of the Company’s interests in land option agreements as of March 31, 2009 and December 31, 2008 ($000’s omitted):

	March 31, 2009				December 31, 2008
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$1,755	$14,415	$14,097	(a)	$1,923	$15,841	$13,918	(a)
Unconsolidated VIEs	124,573	650,862	—	(b)	125,307	698,418	—	(b)
Other land option agreements	102,185	604,863	167,290	(b)	98,062	612,900	157,183	(b)

	$228,513	$1,270,140	$181,387		$225,292	$1,327,159	$171,101

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to FIN 46(R) with a corresponding increase to accrued and other liabilities.
(b)	Represents the remaining purchase price for other consolidated land option agreements, primarily pursuant to SFAS 49, with a corresponding increase to accrued and other liabilities.

The above summary includes land option agreements consolidated under FIN 46(R) and SFAS 49 as well as all other land option agreements. The remaining purchase price of all land option agreements totaled $1.2 billion at March 31, 2009 and $1.3 billion at December 31, 2008.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended March 31,
	2009	2008
Warranty liability, beginning of period	$58,178	$90,917
Warranty reserves provided	1,815	3,945
Payments and other adjustments	(9,863)	(18,472)

Warranty liability, end of period	$50,130	$76,390

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” (SFAS 159) the Company has elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At March 31, 2009, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $127.9 million and an aggregate outstanding principal balance of $127.4 million. Interest income on these loans is recorded in Financial Services revenues. The net gain resulting from changes in fair value of these loans totaled $0.3 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by hedging activities. During the three months ended March 31, 2009 and 2008, net gains from the sale of mortgages were $10.0 million and $28.1 million, respectively, which have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $3.6 million and $3.9 million at March 31, 2009 and December 31, 2008, respectively, and are included in accrued and other liabilities. During the three months ended March 31, 2009 and 2008, servicing rights recognized in financial services revenues totaled $2.9 million and $16.2 million, respectively.

Derivative instruments and hedging activities

The Company is exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, the Company uses other derivative financial instruments to economically hedge the interest rate lock commitment. These financial instruments can include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. The Company does not use any derivative financial instruments for trading purposes. The Company enters into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. The changes in the fair value of the interest rate lock commitment and the other derivative financial instruments are recognized in current period earnings and the fair value is reflected in other assets or other liabilities in the condensed consolidated balance sheets. The gains and losses are included in Financial Services revenues.

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At March 31, 2009, the Company had interest rate lock commitments in the total amount of $113.9 million which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Derivative instruments and hedging activities (continued)

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements. At March 31, 2009, the Company had unexpired cash forward contracts and whole loan investor commitments of $195.0 million and $40.6 million, respectively.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At March 31, 2009, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the condensed consolidated balance sheet is summarized below ($000’s omitted):

	March 31, 2009
	Other Assets	Other Liabilities
Interest rate lock commitments	$3,210	$10
Forward contracts	281	2,920
Whole loan commitments	198	90

	$3,689	$3,020

New accounting pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The Company adopted the FSPs for the period ended March 31, 2009, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. However, the Company will account for future business combinations under SFAS 141(R), including the proposed merger with Centex Homes, which is more fully described in Note 8 to these Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements (continued)

In December 2007, the FASB also issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report non-controlling (i.e., minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and non-controlling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. SFAS 160 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 was effective for the Company beginning on January 1, 2009. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” regarding an entity’s derivative instruments and hedging activities. SFAS 161 was effective for the Company’s fiscal year beginning January 1, 2009, and the required disclosures have been incorporated into the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards are considered participating securities under the FSP. The FSP was effective for the Company’s fiscal year beginning January 1, 2009 and requires retrospective application. The adoption of the FSP did not have a material impact on the Company’s reported earnings per share.

2.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31, 2009	December 31, 2008
Homes under construction	$1,180,757	$1,325,672
Land under development	1,820,995	2,002,039
Land held for future development	852,289	873,578

	$3,854,041	$4,201,289

The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to homebuilding cost of sales for the three months ended March 31, 2009 and 2008 included $31.8 million and $33.0 million, respectively, of capitalized interest related to land and community valuation adjustments. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended March 31,
	2009	2008
Interest in inventory, beginning of period	$170,020	$160,598
Interest capitalized	53,336	57,445
Interest expensed	(55,005)	(58,492)

Interest in inventory, end of period	$168,351	$159,551

Interest incurred*	$53,814	$58,193

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs

Land and community valuation adjustments

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weakened market conditions throughout the homebuilding industry have resulted in lower than expected net new orders, revenues, and gross margins and higher than expected cancellation rates. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by SFAS 144, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with SFAS 144, as amended by SFAS 157. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

The Company determines the fair value of a community’s inventory primarily using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2009			2008
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	116	$351.2	$358.6	150	$597.8	$598.8

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs (continued)

Land and community valuation adjustments (continued)

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding expense. During the three months ended March 31, 2009, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 150 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 21%, with an aggregate average of 15%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

In accordance with SFAS 144, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During the three months ended March 31, 2009 and 2008, the Company recognized net realizable value adjustments related to land held for sale of $0.6 million and $64.5 million, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding expense.

The Company’s land held for sale was as follows ($000’s omitted):

	March 31, 2009	December 31, 2008
Land held for sale, gross	$172,352	$314,112
Net realizable value reserves	(71,332)	(149,158)

Land held for sale, net	$101,020	$164,954

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.6 million and $0.3 million, during the three months ended March 31, 2009 and 2008, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within Homebuilding expense.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its Homebuilding operating segments are its Areas. Accordingly, the Company’s reportable Homebuilding segments are as follows:

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

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of sales, land cost of sales, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended March 31,
	2009	2008
Revenues:
Atlantic Coast	$130,245	$374,224
Gulf Coast	143,922	293,802
Midwest	70,378	167,764
Southwest	135,390	353,301
California	85,408	209,018
Financial Services	18,549	43,488

Total segment revenues	583,892	1,441,597
Corporate and unallocated (a)	3,528	7,222

Consolidated revenues	$587,420	$1,448,819

Income (loss) before income taxes:
Atlantic Coast	$(136,617)	$(53,877)
Gulf Coast	(105,448)	(157,107)
Midwest	(38,046)	(15,891)
Southwest	(132,500)	(298,163)
California	(45,473)	(100,634)
Financial Services (b)	(748)	15,044

Total segment income (loss) before income taxes	(458,832)	(610,628)
Corporate and unallocated (c)	(53,414)	(82,428)

Consolidated loss before income taxes (d )	$(512,246)	$(693,056)

(a)	Corporate and unallocated includes interest income earned from short-term investments of cash and equivalents.
(b)	Financial Services income before income taxes includes interest expense of $0.4 million and $1.9 million for the three months ended March 31, 2009 and 2008, respectively. Financial Services income before income taxes includes interest income of $2.0 million and $3.1 million for the three months ended March 31, 2009 and 2008, respectively.
(c)	Corporate and unallocated includes amortization of capitalized interest of $55.0 million and $58.5 million for the three months ended March 31, 2009 and 2008, respectively, and certain shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.
(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $145.5 million and $238.0 million for the three months ended March 31, 2009 and 2008, respectively.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment
	($000’s omitted)
	Three Months Ended March 31,
	2009	2008
Land and community valuation adjustments:
Atlantic Coast	$82,623	$35,992
Gulf Coast	91,069	139,920
Midwest	27,859	12,256
Southwest	90,264	277,574
California	35,011	100,079
Corporate and unallocated (a)	31,762	32,964

	$358,588	$598,785

Net realizable value adjustments (NRV) - land held for sale:
Atlantic Coast	$222	$26,941
Gulf Coast	697	9,147
Midwest	—	1,778
Southwest	—	22,154
California	(327)	4,503

	$592	$64,523

Write-off of deposits and pre-acquisition costs (b):
Atlantic Coast	$623	$(171)
Gulf Coast	—	461
Midwest	1	3
Southwest	(1)	8
California	10	(24)

	$633	$277

Impairments of investments in unconsolidated joint ventures:
Atlantic Coast	$31,121	$—
Southwest	19,305	—

	$50,426	$—

Total valuation adjustments and write-offs	$410,239	$663,585

(a)	Includes $31.8 million and $33.0 million of write-offs of capitalized interest related to land and community valuation adjustments during the three months ended March 31, 2009 and 2008, respectively.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	Assets	Inventory
As of March 31, 2009
Atlantic Coast	$1,371,059	$968,610
Gulf Coast	1,055,416	857,424
Midwest	387,533	353,109
Southwest	1,125,318	1,062,615
California	570,660	444,492
Financial Services	178,313	—
Corporate and unallocated (a)	2,126,634	167,791

Consolidated	$6,814,933	$3,854,041

As of December 31, 2008
Atlantic Coast	$1,482,976	$1,004,617
Gulf Coast	1,168,368	964,883
Midwest	430,110	394,310
Southwest	1,261,163	1,165,964
California	612,783	502,701
Financial Services	360,774	—
Corporate and unallocated (a)	2,392,284	168,814

Consolidated	$7,708,458	$4,201,289

(a)	Corporate and unallocated primarily includes cash and equivalents; intangibles; capitalized interest; and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	March 31, 2009	December 31, 2008
Number of joint ventures with limited recourse guaranties	2	2
Number of joint ventures with debt non-recourse to Pulte	3	3
Number of other active joint ventures	11	11

Total number of active joint ventures	16	16

Investments in joint ventures with limited recourse guaranties	$3,097	$17,258
Investments in joint ventures with debt non-recourse to Pulte	14,286	14,317
Investments in other active joint ventures	74,371	103,311

Total investments in unconsolidated entities	$91,754	$134,886

Total joint venture debt	$511,617	$519,336

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$80,529	$84,323
Joint venture debt non-recourse to Pulte	7,622	7,690

Pulte’s total proportionate share of joint venture debt	$88,151	$92,013

During the three months ended March, 31, 2009 and 2008, the Company recognized an equity loss of $50.5 million and equity income of $3.7 million, respectively, from its unconsolidated joint ventures. The equity loss recognized in 2009 includes impairments totaling $50.4 million. During the three months ended March 31, 2009 and 2008, the Company made capital contributions of $7.5 million and $8.1 million, respectively, to its joint ventures and received capital and earnings distributions of less than $0.1 million and approximately $5.6 million, respectively, from its joint ventures.

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. The Company’s 50% proportionate share of this joint venture’s debt totaled $28.3 million at March 31, 2009. While such debt is scheduled to be repaid in 2010, the Company and its joint venture partner are in discussions with the lenders regarding a potential early repayment of some or all of the debt, which could occur as early as the second quarter of 2009.

The other joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest, the Company’s proportionate share of which totaled approximately $52.2 million at March 31, 2009, representing 12% of the total outstanding debt of the joint venture.

Additionally, the Company has agreed to indemnify the lenders for these joint ventures for certain environmental contingencies, and the guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under any bankruptcy or environmental guaranties described above.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Investments in unconsolidated entities (continued)

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with the joint ventures in Puerto Rico totaled $6.1 million at both March 31, 2009 and December 31, 2008. The Company does not have any significant financing exposures related to these entities.

The timing of cash obligations under the joint venture and related financing agreements varies by agreement and in certain instances is contingent upon the joint venture’s sale of its land holdings. If additional capital infusions are required and approved, the Company would need to contribute its pro rata portion of those capital needs in order not to dilute its ownership in the joint ventures. While future capital contributions may be required, the Company believes the total amount of such contributions will be limited. The Company’s maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

5.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended March 31, 2009. The Company had remaining authorization to purchase $102.3 million of common stock at March 31, 2009.

On November 24, 2008, the Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2009 and 2008, the Company repurchased $1.5 million and $3.6 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

On March 5, 2009, the Company’s board of directors adopted a Section 382 rights agreement and declared a dividend distribution of one right for each outstanding common share to shareholders of record at the close of business on March 16, 2009. The Company’s board of directors also adopted resolutions on March 5, 2009 providing for the issuance of a series of preferred shares, par value $0.01 per share, designated as Series A Junior Participating Preferred Shares. The rights plan was adopted in an effort to protect shareholder value by attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (the “NOLs”) and certain other tax benefits to reduce potential future U.S. federal income tax obligations. Any person or group, together with its affiliates and associates, acquiring beneficial ownership of 4.9% or more of the Company’s securities after March 5, 2009 without the approval of the Company’s board of directors would be subjected to significant dilution in its holdings.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31, 2009	December 31, 2008
Foreign currency translation adjustments:
Mexico	$(1,685)	$(1,091)
Fair value of derivatives, net of income taxes of $2,086 in 2009 and 2008	(2,909)	(3,008)

	$(4,594)	$(4,099)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Income taxes

The Company’s income tax expense for the three months ended March 31, 2009 and 2008 was $2.6 million and $3.1 million, respectively. These amounts represent effective tax rates of 0.5% and 0.4% in the first quarter of 2009 and 2008, respectively.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At March 31, 2009 and December 31, 2008, the Company had net deferred tax assets of $1.3 billion and $1.1 billion, respectively, which were offset by a full valuation allowance, due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months. The final outcome of these examinations is not yet determinable. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2008.

7.	Fair value disclosures

SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at March 31, 2009
Residential mortgage loans available-for-sale	$—	$127,900	$—	$127,900
Whole loan commitments	—	108	—	108
Interest rate lock commitments	—	3,200	—	3,200
Forward contracts	—	(2,639)	—	(2,639)

	$—	$128,569	$—	$128,569

See Note 1 of these Condensed Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Fair value disclosures (continued)

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at March 31, 2009
Loans held for investment	$—	$4,877	$—	$4,877
House and land inventory	—	—	351,214	351,214
Investments in unconsolidated entities	—	—	56,834	56,834

	$—	$4,877	$408,048	$412,925

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. The fair values of investments in unconsolidated entities were determined in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” primarily using a discounted cash flow model to value the underlying net assets of the respective entities. For house and land inventory, see Note 2 of these Condensed Consolidated Financial Statements for a more detailed discussion of the valuation method used.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At March 31, 2009, the fair value of the senior notes outstanding approximated $2.5 billion. The carrying value of collateralized short-term debt approximates fair value. Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

8.	Subsequent events

On April 7, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centex Corporation (“Centex”) and Pi Nevada Building Company, a wholly owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Centex, with Centex surviving as a wholly owned subsidiary of Pulte (the “Merger”). Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of both Pulte and Centex, Centex stockholders will receive 0.975 shares of the Company’s common stock for each share of Centex common stock that they own (the “Exchange Ratio”), which the Company currently expects will result in the issuance of approximately 122 million shares of the Company’s common stock being issued that had an approximate value of $1.3 billion as of the date of the Merger Agreement. While the Exchange Ratio is fixed, which means that it will not be changed between the date of the Merger Agreement and the date that the Merger is consummated, the value of the shares to be issued by the Company will fluctuate with the market price of the Company’s common stock until the Merger is consummated. The proposed transaction is subject to shareholder and regulatory approvals and other customary closing conditions. The Company currently expects to consummate the Merger during the third quarter of 2009. Additional information regarding the proposed Merger can be found in the Company’s Current Report on Form 8-K filed on April 10, 2009 and the Company’s Registration Statement on Form S-4 filed on May 5, 2009.

Following the announcement of the Merger, several legal claims have been filed purportedly on behalf of Centex shareholders. While these are primarily targeted at the directors and management of Centex, certain of these claims also name the Company as a defendant. Management believes it has meritorious defenses against these claims and that the resolution of such claims will not have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Subsequent events (continued)

The Company utilizes a committed unsecured revolving credit facility as a source of financing. As of March 31, 2009, the Company was in compliance with all debt covenants under the credit facility, but due to a reduction in tangible net worth below $2.25 billion, the aggregate commitment amount was reduced to $1.0 billion from $1.2 billion.

At March 31, 2009, Pulte Mortgage had $67.0 million outstanding under its $405.0 million revolving credit facility, which expires May 15, 2009. The Company believes that Pulte Mortgage will be able to renew or replace its revolving credit facility when it expires but at a significantly reduced borrowing capacity. Given the uncertainty in the capital markets, there can be no assurances that Pulte Mortgage will be able to complete such renewal or replacement on commercially reasonable terms. In the event of such an occurrence, the Company believes it has adequate liquidity to meet Pulte Mortgage’s anticipated financing needs.

9.	Supplemental Guarantor information

At March 31, 2009, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $25 million, 4.875%, due 2009, (2) $200 million, 8.125%, due 2011, (3) $499 million, 7.875%, due 2011, (4) $300 million, 6.25%, due 2013, (5) $500 million, 5.25%, due 2014, (6) $350 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guaranties are full and unconditional.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,377,016	$368,780	$—	$1,745,796
Unfunded settlements	—	11,298	(5,477)	—	5,821
House and land inventory	—	3,849,240	4,801	—	3,854,041
Land held for sale	—	101,020	—	—	101,020
Land, not owned, under option agreements	—	181,387	—	—	181,387
Residential mortgage loans available-for-sale	—	—	127,900	—	127,900
Investments in unconsolidated entities	1,348	84,464	5,942	—	91,754
Other assets	36,284	621,675	39,595	—	697,554
Income taxes receivable	9,660	—	—	—	9,660
Deferred income tax assets	(26,977)	37	26,940	—	—
Investment in subsidiaries	7,117,055	80,203	4,392,940	(11,590,198)	—

	$7,137,370	$6,306,340	$4,961,421	$(11,590,198)	$6,814,933

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$98,649	$656,776	$366,288	$—	$1,121,713
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	66,968	—	66,968
Income tax liabilities	131,853	—	—	—	131,853
Senior notes	3,166,612	—	—	—	3,166,612
Advances (receivable) payable - subsidiaries	1,412,469	(1,487,550)	75,081	—	—

Total liabilities	4,809,583	(830,774)	508,337	—	4,487,146
Shareholders’ equity	2,327,787	7,137,114	4,453,084	(11,590,198)	2,327,787

	$7,137,370	$6,306,340	$4,961,421	$(11,590,198)	$6,814,933

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,288,200	$367,064	$—	$1,655,264
Unfunded settlements	—	11,191	797		11,988
House and land inventory	—	4,196,488	4,801	—	4,201,289
Land held for sale	—	164,954	—	—	164,954
Land, not owned, under option agreements	—	171,101	—	—	171,101
Residential mortgage loans available-for-sale	—	—	297,755	—	297,755
Investments in unconsolidated entities	1,348	127,541	5,997	—	134,886
Other assets	38,273	611,369	48,010	—	697,652
Income taxes receivable	373,569	—	—	—	373,569
Deferred income tax assets	(26,977)	37	26,940	—	—
Investment in subsidiaries	7,548,939	78,009	4,776,803	(12,403,751)	—

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$127,761	$821,342	$389,177	$—	$1,338,280
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	237,560	—	237,560
Income tax liabilities	130,615	—	—	—	130,615
Senior notes	3,166,305	—	—	—	3,166,305
Advances (receivable) payable - subsidiaries	1,674,773	(1,740,521)	65,748	—	—

Total liabilities	5,099,454	(919,179)	692,485	—	4,872,760
Shareholders’ equity	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$565,343	$—	$—	$565,343
Financial Services	—	1,979	16,570	—	18,549
Other non-operating	1	2,941	586	—	3,528

Total revenues	1	570,263	17,156	—	587,420

Expenses:
Homebuilding:
Cost of sales	—	898,842	—	—	898,842
Selling, general and administrative and other expense	2,908	119,633	866	—	123,407
Financial Services	259	1,454	17,590	—	19,303
Other non-operating, net	12,174	(4,581)	—	—	7,593
Intercompany interest	56,715	(56,715)	—	—	—

Total expenses	72,056	958,633	18,456	—	1,049,145

Other Income:
Equity loss	—	(50,472)	(49)	—	(50,521)

Loss before income taxes and equity in income of subsidiaries	(72,055)	(438,842)	(1,349)	—	(512,246)
Income taxes (benefit)	439	2,533	(400)	—	2,572

Loss before equity in income of subsidiaries	(72,494)	(441,375)	(949)	—	(514,818)
Equity in income (loss) of subsidiaries	(442,324)	(628)	(373,667)	816,619	—

Net income (loss)	$(514,818)	$(442,003)	$(374,616)	$816,619	$(514,818)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding	$—	$1,398,109	$—	$—	$1,398,109
Financial Services	—	3,486	40,002	—	43,488
Other non-operating	26	4,188	3,008	—	7,222

Total revenues	26	1,405,783	43,010	—	1,448,819

Expenses:
Homebuilding:
Cost of sales	—	1,910,002	—	—	1,910,002
Selling, general and administrative and other expense	4,481	184,659	7,813	—	196,953
Financial Services	539	1,871	26,064	—	28,474
Other non-operating, net	16,745	(6,546)	(7)	—	10,192
Intercompany interest	48,704	(48,704)	—	—	—

Total expenses	70,469	2,041,282	33,870	—	2,145,621

Other Income:
Equity income	—	3,456	290	—	3,746

Income (loss) before income taxes and equity in income of subsidiaries	(70,443)	(632,043)	9,430	—	(693,056)
Income taxes (benefit)	(864)	55	3,897	—	3,088

Income (loss) before equity in income of subsidiaries	(69,579)	(632,098)	5,533	—	(696,144)
Equity in income (loss) of subsidiaries	(626,565)	8,505	(603,056)	1,221,116	—

Net income (loss)	$(696,144)	$(623,593)	$(597,523)	$1,221,116	$(696,144)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$272,286	$(142,801)	$161,269	$—	$290,754

Investments in unconsolidated entities	—	(7,492)	—	—	(7,492)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(9,861)	(2,858)	(8,021)	20,740	—
Net change in loans held for investment	—	—	(832)	—	(832)
Proceeds from the sale of fixed assets	—	544	2	—	546
Capital expenditures	—	(19,237)	(487)	—	(19,724)

Net cash provided by (used in) investing activities					—
	(6,502)	(29,043)	(9,338)	17,381	(27,502)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(170,592)	—	(170,592)
Repayment of other borrowings	—	(470)	—	—	(470)
Capital contributions from parent	—	9,861	10,879	(20,740)	—
Advances (to) from affiliates	(264,701)	254,628	10,073	—	—
Issuance of common stock	464	—	—	—	464
Stock repurchases	(1,547)	—	—	—	(1,547)
Dividends paid	—	(3,359)	—	3,359	—

Net cash provided by (used in) financing activities	(265,784)	260,660	(149,640)	(17,381)	(172,145)

Effect of exchange rate changes on cash and equivalents	—	—	(575)	—	(575)

Net increase in cash and equivalents	—	88,816	1,716	—	90,532
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,377,016	$368,780	$—	$1,745,796

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$92,410	$(64,547)	$191,988	$—	$219,851

Distributions from unconsolidated entities	—	819	—	—	819
Investments in unconsolidated entities	—	(8,067)	—	—	(8,067)
Dividends received from subsidiaries	—	6,000	—	(6,000)	—
Investment in subsidiaries	(125,439)	(547)	(21,444)	147,430	—
Net change in loans held for investment	—	—	957	—	957
Proceeds from the sale of fixed assets	—	2,799	—	—	2,799
Capital expenditures	—	(4,520)	(743)	—	(5,263)

Net cash provided by (used in) investing activities	(125,439)	(3,516)	(21,230)	141,430	(8,755)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(183,472)	—	(183,472)
Repayment of other borrowings	—	(3,293)	—	—	(3,293)
Capital contributions from parent	—	125,437	21,993	(147,430)	—
Advances (to) from affiliates	46,493	(52,313)	5,820	—	—
Issuance of common stock	447	—	—	—	447
Stock repurchases	(3,616)	—	—	—	(3,616)
Dividends paid	(10,295)	—	(6,000)	6,000	(10,295)

Net cash provided by (used in) financing activities	33,029	69,831	(161,659)	(141,430)	(200,229)

Effect of exchange rate changes on cash and equivalents	—	—	(13)	—	(13)

Net increase in cash and equivalents	—	1,768	9,086	—	10,854
Cash and equivalents at beginning of period	—	715,411	344,900		1,060,311

Cash and equivalents at end of period	$—	$717,179	$353,986	$—	$1,071,165

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. During 2009, these conditions have been accompanied by significant foreclosure activity, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $4.7 billion and goodwill impairments of $375.7 million.

The U.S. economy is currently undergoing a period of economic uncertainty, and the related financial markets are experiencing significant volatility. These factors have contributed to continued significant declines throughout the homebuilding industry. In response to these adverse macroeconomic conditions, the U.S. government has made significant efforts to stabilize these conditions and increase the regulatory oversight of the financial markets. While the ultimate impact of laws enacted are not yet known, thus far, these actions have not proven to have a significant stimulative impact for the homebuilding industry.

For the three months ended March 31, 2009, our new home settlements and net new orders have declined 54.6% and 44.1%, respectively, compared with the prior year period. We expect these negative trends to continue and substantially all of the markets we serve to remain challenged throughout 2009. Therefore, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying or cancelling planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes (such as cabinets, flooring, and appliances) to provide our customers more affordable alternatives and continue to build homes with smaller floor plans in certain of our communities to make our homes more affordable. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes. Pulte is committed to a more efficient homebuilding operation and this lean focus is part of our overall goal of continuous improvement for all of our operations. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

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

Overview (continued)

On April 7, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centex Corporation (“Centex”) and Pi Nevada Building Company, our wholly owned subsidiary (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Centex, with Centex surviving as our wholly owned subsidiary. Subject to the terms and conditions of the Merger agreement, which has been unanimously approved by each company’s respective boards of directors, Centex stockholders will receive 0.975 shares of our common stock for each share of Centex common stock that they own (the “Exchange Ratio”), which we currently expect will result in the issuance of approximately 122 million shares of our common stock being issued that had an approximate value of $1.3 billion as of the date of the Merger Agreement. While the Exchange Ratio is fixed, which means that it will not be changed between the date of the Merger Agreement and the date that the Merger is consummated, the value of the shares to be issued will fluctuate with the market price of our common stock until the Merger is consummated. The proposed transaction is subject to shareholder and regulatory approvals and other customary closing conditions. We expect to consummate the Merger during the third quarter of 2009. Additional information regarding the proposed Merger can be found in our Current Report on Form 8-K filed on April 10, 2009 and our Registration Statement on Form S-4 filed on May 5, 2009.

The following is a summary of our operating results for the three months ended March 31, 2009 and 2008 ($000’s omitted, except per share data):

	Three Months Ended March, 31
	2009	2008
Income (loss) before income taxes:
Homebuilding	$(507,433)	$(705,130)
Financial Services	(748)	15,044
Other non-operating	(4,065)	(2,970)

Loss before income taxes	(512,246)	(693,056)
Income taxes	2,572	3,088

Net loss	$(514,818)	$(696,144)

Per share data - assuming dilution:
Net loss	$(2.02)	$(2.75)

The following is a comparison of our loss before income taxes for the three months ended March 31, 2009 and 2008:

•

Our Homebuilding loss before income taxes for the three months ended March 31, 2009 was $507.4 million compared with a loss before income taxes of $705.1 million during the prior year period. The losses experienced in the first quarters of 2009 and 2008 resulted from lower settlement revenues and lower gross margins combined with land-related charges totaling $410.2 million and $663.6 million in 2009 and 2008, respectively. The lower land-related charges were the primary cause for the reduced loss before income taxes in the first quarter of 2009 compared with the prior year period.

•

For the three months ended March 31, 2009, Financial Services experienced a loss before income taxes of $0.7 million compared with income before income taxes of $15.0 million during the prior year period. The decrease was due primarily to reduced loan origination volume resulting from the decline in settlement revenues from Homebuilding. Capture rates were 91.5% and 89.9% for the three months ended March 31, 2009 and 2008, respectively.

•

Our Other non-operating loss increased for the three months ended March 31, 2009 compared with the prior year period, due primarily to decreases in corporate interest income offset by lower corporate overhead expense.

Homebuilding Operations – Summary

The following table presents a summary of pre-tax loss and unit information for our Homebuilding operations for the three months ended March 31, 2009 and 2008 ($000’s omitted):

	Three Months Ended March 31,
	2009	2008
Home sale revenue (settlements)	$564,733	$1,396,431
Land sale revenue	610	1,678

Total Homebuilding revenues	565,343	1,398,109

Home cost of sales (a)	(897,938)	(1,845,054)
Land cost of sales (b)	(904)	(64,948)
Selling, general and administrative expense	(119,444)	(201,937)
Equity income (loss) (c)	(50,527)	3,716
Other income (expense), net (d)	(3,963)	4,984

Loss before income taxes	$(507,433)	$(705,130)

Active communities at March 31(e)	549	695
Unit settlements	2,147	4,733
Average selling price	$263	$295
Net new orders:
Units	3,022	5,402
Dollars (f)	$787,000	$1,461,000
Backlog at March 31:
Units	3,049	8,559
Dollars	$853,000	$2,574,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $358.6 million and $598.8 million for the three months ended March 31, 2009 and 2008, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $0.6 million and $64.5 million for the three months ended March 31, 2009 and 2008, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $50.4 million for the three months ended March 31, 2009. There were no impairments of our investments in unconsolidated joint ventures for the three months ended March 31, 2008.
(d)	Includes the write off (recovery) of deposits and other related costs for land option contracts we no longer plan to pursue of $0.6 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.
(e)	In response to the significant decline in net new order volume in recent periods, the criteria for determining active communities was modified during the first quarter of 2009 in order to provide a more accurate measure of communities with active selling efforts. The active community counts for prior periods have been recalculated to conform to the current presentation.
(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues for the three months ended March 31, 2009 were lower than those for the prior year by $831.7 million, or 59.6%. The lower home sale revenues were attributable to a decrease in unit settlements of 54.6%, combined with a decrease in the average selling price of 10.8%. The declines in unit settlements resulted from both reductions in the number of our active communities (down 21.0% at March 31, 2009 compared with the prior year period) and the challenging sales conditions in our local markets. The decrease in average selling price in the first quarter of 2009, compared with the prior year period, reflects a combination of factors, including changes in the product and geographic mix of homes closed during the period as well as lower market selling prices and higher sales incentives. Home sale revenues, unit settlements, and average selling prices decreased in all of our Homebuilding segments during the three months ended March 31, 2009 compared with the prior year period.

Homebuilding Operations – Summary (continued)

Homebuilding gross profit margins from home sales deteriorated to negative 59.0% for the three months ended March 31, 2009 compared with negative 32.1% for the same period in the prior year. The significant decrease in gross profit margins was primarily attributable to land and community valuation adjustments as such adjustments were lower in absolute dollars but higher as a percentage of sales. We recorded land and community valuation adjustments of $358.6 million during the three months ended March 31, 2009, compared with $598.8 million during the prior year period. Excluding these land and community valuation adjustments, gross profit margins deteriorated moderately during the three months ended March 31, 2009 compared with the prior year period primarily as the result of lower average selling prices.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Gross profit from land sales had negative margin contributions of $0.3 million and $63.3 million during the three months ended March 31, 2009 and 2008, respectively. These negative margin contributions in the first quarters of 2009 and 2008 included net realizable value adjustments totaling $0.6 million and $64.5 million, respectively, related to land held for sale.

Selling, general, and administrative expense as a percentage of home settlement revenues was 21.2% for the three months ended March 31, 2009 compared with 14.5% for the same period in the prior year. While our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant reductions in our selling, general, and administrative expenses (a decrease of 40.8% compared with the prior year period), these reductions have been offset by reduced operating leverage resulting from the significant decrease in home settlement revenues and lower absorption into inventory of overhead costs due to lower construction volumes. We incurred employee severance costs related to overhead reductions totaling $2.8 million and $7.7 million for the three months ended March 31, 2009 and 2008, respectively.

Equity income (loss) was ($50.5) million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. The equity loss experienced during the first quarter of 2009 included impairments related to investments in unconsolidated joint ventures totaling $50.4 million. There were no impairments related to investments in unconsolidated joint ventures during the three months ended March 31, 2008.

Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions, which totaled $0.6 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. Additionally, other income (expense), net includes restructuring charges (primarily asset impairments and lease exit costs) of $2.2 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively, related to overhead reduction efforts.

For the three months ended March 31, 2009, net new order units decreased 44.1% to 3,022 units, compared with the same period in 2008. Cancellation rates for the quarter were 21%, compared with 28% for the same period in 2008. Most markets continued to have substantial resale and new home inventory, and this, combined with low consumer confidence, difficulties experienced by customers in selling their existing homes, and the restrictive mortgage financing market, has resulted in reduced net new orders.

The dollar value of net new orders decreased 46.1% for the three months ended March 31, 2009, compared with the same period in 2008. At March 31, 2009 we had 549 active communities, a decrease of 21.0% from March 31, 2008. Ending backlog, which represents orders for homes that have not yet closed, was 3,049 units at March 31, 2009 with a dollar value of $853.4 million, declines of 64.4% and 66.9%, respectively, compared with March 31, 2008.

We had 4,435 and 5,058 homes in production at March 31, 2009 and December 31, 2008, respectively, excluding 1,305 and 1,372 model homes, respectively. Included in our total homes in production were 2,396 and 3,509 homes that were unsold to customers at March 31, 2009 and December 31, 2008, respectively, of which 1,312 and 1,857 homes, respectively, were completed.

At March 31, 2009 and December 31, 2008, our Homebuilding operations controlled 121,479 and 120,796 lots, respectively. Of these controlled lots, 98,578 and 97,473 lots were owned and 22,901 and 23,250 lots were under option agreements approved for purchase at March 31, 2009 and December 31, 2008, respectively. In addition, there were 73 lots under option agreements pending approval at December 31, 2008. There were no lots under option agreements pending approval at March 31, 2009. During the three months ended March 31, 2009, we withdrew from land option contracts representing 104 lots with purchase prices totaling $8.6 million.

Homebuilding Operations – Summary (continued)

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.3 billion at March 31, 2009. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $228.5 million, of which $1.4 million is refundable. This balance excludes $19.5 million of contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. We conduct our operations in 48 markets, located throughout 25 states, and have presented our reportable Homebuilding segments as follows:

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

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted) Three Months Ended March 31,
	2009	2008
Home sale revenue (settlements):
Atlantic Coast	$130,245	$374,149
Gulf Coast	143,612	293,327
Midwest	70,378	167,764
Southwest	135,390	353,023
California	85,108	208,168

	$564,733	$1,396,431

Income (loss) before income taxes:
Atlantic Coast	$(136,617)	$(53,877)
Gulf Coast	(105,448)	(157,107)
Midwest	(38,046)	(15,891)
Southwest	(132,500)	(298,163)
California	(45,473)	(100,634)
Unallocated (a)	(49,349)	(79,458)

	$(507,433)	$(705,130)

Unit settlements:
Atlantic Coast	438	1,141
Gulf Coast	656	1,292
Midwest	273	623
Southwest	545	1,197
California	235	480

	2,147	4,733

Net new orders - units:
Atlantic Coast	760	1,326
Gulf Coast	756	1,523
Midwest	398	579
Southwest	762	1,467
California	346	507

	3,022	5,402

Unit backlog:
Atlantic Coast	898	2,257
Gulf Coast	789	2,353
Midwest	396	784
Southwest	611	2,280
California	355	885

	3,049	8,559

(a)	Unallocated includes amortization of capitalized interest of $55.0 million and $58.5 million for the three months ended March 31, 2009 and 2008, respectively, and certain shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

Homebuilding Segment Operations (continued)

	As of March 31, 2009	As of December 31, 2008
Controlled lots:
Atlantic Coast	21,476	21,327
Gulf Coast	41,355	41,840
Midwest	9,407	9,187
Southwest	37,954	36,920
California	11,287	11,522

	121,479	120,796

Atlantic Coast:

For the first quarter of 2009, Atlantic Coast home sale revenues decreased 65.2% compared with the prior year period due to a 61.6% decrease in unit settlements combined with a 9.3% decrease in the average selling price. The significant increase in the loss before income taxes was primarily attributable to an increase in land-related charges to $83.5 million in the first quarter of 2009 from $62.8 million in the prior year period. In addition, Atlantic Coast’s first quarter 2009 results included impairments of $31.1 million related to an unconsolidated joint venture. Gross margins excluding land-related charges decreased from the prior year period. Net new order units decreased 42.7% due to the difficult market conditions and a reduction in the number of active communities. Our Georgia and Charlotte markets were the primary cause for the reduction in net new orders. The cancellation rate was 16% and 22% in the first quarter of 2009 and 2008, respectively.

Gulf Coast:

For the first quarter of 2009, Gulf Coast home sale revenues decreased 51.0% compared with the prior year period due to a 49.2% decrease in unit settlements combined with a 3.6% decrease in the average selling price. The reduction in income before income taxes in the first quarter of 2009 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges). Land-related charges decreased to $91.8 million in the first quarter of 2009 compared with $149.5 million in the prior year period. Net new order units declined in every market and by 50.4% overall compared with the prior year period due to lower demand and a reduction in the number of active communities. The cancellation rate was 22% and 27% in the first quarter of 2009 and 2008, respectively.

Midwest:

Midwest home sale revenues decreased 58.0% during the quarter compared with the prior year period due to a 56.2% decrease in unit settlements combined with a 4.3% decrease in the average selling price. The loss before income taxes increased in the first quarter of 2009 compared with the first quarter of 2008 primarily due to an increase in land-related charges to $27.9 million from $14.0 million in the prior year period. Gross margins excluding land-related charges were lower compared with the prior period. Net new order units declined by 31.3%, primarily in our Illinois and Colorado markets due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate in the first quarter of 2009 was 18% compared with 20% in the same period in 2008.

Southwest:

For the three months ended March 31, 2009, Southwest home sale revenues decreased 61.6% compared with the prior year period due to a 54.5% decrease in unit settlements combined with a 15.8% decrease in average selling prices. The loss before income taxes in the first quarter of 2009 resulted primarily from land-related charges totaling $90.3 million, although these charges were less than the land-related charges of $299.7 million in the prior year period. Gross margins excluding land-related charges were significantly lower in the first quarter of 2009 compared with the prior year period. Reduced revenues and lower gross margins were offset by decreased land-related charges resulting in a significant decrease in the loss before income taxes compared with the prior year period. In addition, Southwest’s first quarter 2009 results included impairments of $19.3 million related to an unconsolidated joint venture. Net new order units declined by 48.1% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 21% and 32% in the first quarter of 2009 and 2008, respectively.

Homebuilding Segment Operations (continued)

California:

For the first quarter of 2009, California home sale revenues decreased 59.1% compared with the prior year period due to a 51.0% decrease in unit settlements combined with a 16.5% decrease in average selling prices. Each of our California markets experienced home sale revenue reductions, and this was particularly pronounced in Southern California. The loss before income taxes resulted from these lower revenues, reductions in gross margins (excluding land-related charges), and land-related charges totaling $34.7 million. However, the loss before income taxes was significantly lower than in the first quarter of 2008 primarily due to significantly lower land-related charges, which totaled $104.6 million in the prior year period. Net new order units declined by 31.8% in the first quarter of 2009 compared with the same period in the prior year due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate was 27% and 41% in the first quarter of 2009 and 2008, respectively.

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

	Three Months Ended March 31,
	2009	2008
Mortgage operations revenues	$16,570	$40,002
Title services	1,979	3,486

Total Financial Services revenues	18,549	43,488
Expenses	(19,303)	(28,474)
Equity income	6	30

Income (loss) before income taxes	$(748)	$15,044

Total originations:
Loans	1,611	3,514

Principal	$343,542	$803,405

Total Financial Services revenues for the three months ended March 31, 2009 decreased 57.3% compared with the same period in the prior year. The decrease was attributable to lower home settlements in the first quarter of 2009 compared with the same period in 2008. Interest income, which is included in mortgage operations revenues, was 37.5% lower in the first quarter of 2009 than in the first quarter of 2008, primarily due to the significant decrease in loan origination volume. Title services revenues for the three months ended March 31, 2009 decreased 43.2% compared with the same period in the prior year due to the decline in home settlements.

Mortgage origination unit volume and principal volume decreased 54.2% and 57.2%, respectively, in the first quarter of 2009 compared with the same period in the prior year. The decrease in unit volume is due primarily to lower home settlements. Our capture rates for the first quarter of 2009 increased to 91.5%, compared with 89.9% in the prior year. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with lower average selling prices, which reduced the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing 94.6% and 99.3% of Pulte Mortgage unit production for the three months ended March 31, 2009 and 2008, respectively. At March 31, 2009, our loan application backlog was $484.3 million, compared with $1.5 billion at March 31, 2008.

Financial Services Operations (continued)

The table below provides certain selected operating data for our Financial Services operations:

	Three Months Ended March, 31
	2009	2008
Mortgage loan origination dollars:
Adjustable rate - interest only	0%	1%
- other	0%	3%

Total adjustable rate	0%	4%
Fixed rate	100%	96%

	100%	100%

Mortgage loan origination units:
Adjustable rate - interest only	0%	1%
- other	0%	2%

Total adjustable rate	0%	3%
Fixed rate	100%	97%

	100%	100%

Principal dollars originated (a):
Prime loans	98%	92%
Alt-A loans	0%	2%
Sub-prime loans	2%	6%

Average FICO score	744	741
Average combined loan-to-value	84%	83%

(a)	Based on first loans funded by Pulte Mortgage. Prime loans are defined as full documentation first mortgages with FICO scores of 621 or higher. Alt-A loans are defined as non-full documentation first mortgages with FICO scores of 621 or higher. Sub-prime loans are defined as first mortgage with FICO scores of 620 or lower.

The mortgage industry has experienced a significant shift away from adjustable rate mortgages (“ARMs”), which generally have a lower profit per loan, to fixed rate mortgages since 2006. Interest-only mortgages, a component of ARMs, have also decreased significantly since 2006. As a result, substantially all loan production in the three months ended March 31, 2009 consisted of fixed rate loans, the majority of which are prime, conforming loans. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained, as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.

For the three months ended March 31, 2009, Financial Services experienced a loss before income taxes of $0.7 million compared with income before income taxes of $15.0 million during the prior year period, primarily due to decreased loan origination volumes, lower values of servicing rights, and increased loan loss reserves.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. As a result, our overall loan loss reserves increased to $24.5 million at March 31, 2009 compared with $23.4 million at December 31, 2008. Loan loss provisions included in expenses totaled $3.1 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively.

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

The following table presents other non-operating expenses for the three months ended March 31, 2009 and 2008 ($000’s omitted):

	Three Months Ended March 31,
	2009	2008
Net interest income	$3,050	$6,474
Other expenses, net	(7,115)	(9,444)

Loss before income taxes	$(4,065)	$(2,970)

The decrease in net interest income from the prior year period resulted from significantly lower interest rates on our invested cash balances. The decrease in other expenses, net is due primarily to lower compensation-related expenses during the first quarter of 2009.

Interest capitalized into homebuilding inventory is charged to home cost of sales based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized decreased due to the repurchase of $313.4 million of senior notes in June 2008, resulting in a reduction of interest incurred during the first quarter of 2009 compared with the prior year period. Interest expensed to homebuilding cost of sales for the three months ended March 31, 2009 includes $31.8 million of capitalized interest related to land and community valuation adjustments compared with $33.0 million for the three months ended March 31, 2008. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended March 31,
	2009	2008
Interest in inventory, beginning of period	$170,020	$160,598
Interest capitalized	53,336	57,445
Interest expensed	(55,005)	(58,492)

Interest in inventory, end of period	$168,351	$159,551

Interest incurred*	$53,814	$58,193

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Income taxes were provided at an effective tax rate for the three months ended March 31, 2009 of 0.5%, compared with an effective tax rate of 0.4% for the prior year period.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations. Such modifications may include the retirement of certain debt prior to its stated maturity.

At March 31, 2009, we had cash and equivalents of $1.7 billion and no borrowings outstanding under our unsecured revolving credit facility. We also had $3.2 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $5.2 million. Sources of our working capital include our cash and equivalents, our committed unsecured revolving credit facility, and Pulte Mortgage’s committed credit arrangements.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, given the current volatility in the global financial markets, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 57.6% at March 31, 2009, and 37.9% net of cash and equivalents.

Under the terms of the credit facility, we have the capacity to issue letters of credit totaling up to $1.0 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation throughout 2009. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the revolving credit facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At March 31, 2009, we had no borrowings outstanding and availability of $687.1 million under the credit facility after consideration of $312.9 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at March 31, 2009.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the credit facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the credit facility. We maintained the required cash and equivalents of $391.9 million within the liquidity reserve accounts at March 31, 2009. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing.

The credit facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At March 31, 2009, our debt-to-total capitalization ratio (as defined in the credit facility) was 53.8% (compared with the requirement not to exceed 55%) while our tangible net worth (as defined in the credit facility) cushion was $216 million. Violations of any of the covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $3.2 billion of senior notes. As of March 31, 2009, we were in compliance with all of the covenants under the credit facility, but due to a reduction in tangible net worth below $2.25 billion, the aggregate commitment amount was reduced to $1.0 billion from $1.2 billion. In the event market conditions deteriorate in the future or we incur additional land-related charges, our compliance with the required covenant levels may be adversely impacted. Additionally, our ability to utilize the full capacity of the credit facility may be limited under the terms of the borrowing base.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its committed credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At March 31, 2009, Pulte Mortgage had $67.0 million outstanding under its $405.0 million revolving credit facility, which expires May 15, 2009. The revolving credit facility requires Pulte Mortgage to maintain a consolidated tangible net worth minimum each month and restricts funded debt to 15 times tangible net worth. We believe that Pulte Mortgage will be able to renew or replace its revolving credit facility when it expires but at a significantly reduced borrowing capacity. Given the uncertainty in the capital markets, there can be no assurances that we will be able to complete such renewal or replacement on commercially reasonable terms. In the event of such an occurrence, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the first quarter of 2009. We had remaining authorization to purchase common stock aggregating $102.3 million at March 31, 2009.

Our net cash provided by operating activities for the three months ended March 31, 2009 was $290.8 million, compared with $219.9 million for the three months ended March 31, 2008. The primary drivers of cash flow from operations are inventory levels and profitability. For the three months ended March 31, 2009 and 2008, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities. In addition, during the first quarter of 2009, we received a federal income tax refund of $362.0 million compared with $212.1 million during the prior year period.

Cash used in investing activities was $27.5 million for the three months ended March 31, 2009, compared with $8.8 million for the three months ended March 31, 2008. The increase in cash used in investing activities resulted primarily from increased capital expenditures.

Net cash used in financing activities totaled $172.1 million for the three months ended March 31, 2009, compared with $200.2 million for the three months ended March 31, 2008. The cash used in financing activities was largely attributable to reductions in outstanding borrowings under various credit arrangements as the result of the lower volumes in our Homebuilding and Financial Services operations. In addition, on November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on our common stock effective in the first quarter of 2009.

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

Contractual Obligations

Our consolidated contractual obligations as of March 31, 2009 did not change materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, aggregate outstanding debt of unconsolidated joint ventures was $511.6 million and $519.3 million, respectively, of which our proportionate share of such joint venture debt was $88.2 million and $92.0 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $80.5 million and $84.3 million of such joint venture debt at March 31, 2009 and December 31, 2008, respectively. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2009, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of March 31, 2009 for the years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$25,412	$—	$698,563	$—	$300,000	$2,150,000	$3,173,975	$2,479,866
Average interest rate	4.88%	—	7.95%	—	6.25%	6.24%	6.60%	—
Limited recourse collateralized financing	$3,374	$890	$890	$74	$—	$—	$5,228	$5,228
Average interest rate	6.00%	7.25%	7.25%	7.25%	—	—	6.44%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) adverse national and regional economic and business conditions, including further deterioration in the unemployment rate and the current downturn in the homebuilding industry; (2) interest rate changes and the availability of mortgage financing; (3) continued volatility and potential further deterioration in the debt and equity markets, which have adversely impacted the banking and mortgage finance industries, resulting in tightening of credit; (4) competition; (5) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (6) the availability and cost of insurance covering risks associated with the Company’s business; (7) shortages and the cost of labor; (8) weather related slowdowns; (9) slow growth initiatives and/or local building moratoria; (10) governmental regulation, including the effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act and the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) required accounting changes; (13) terrorist acts and other acts of war; and (14) the potential loss of tax benefits if we have an “ownership change” under IRC Section 382; (15) the ability to obtain governmental approvals of the proposed merger with Centex on the proposed terms and schedule contemplated by the parties; (16) the failure of Centex’s stockholders to approve the proposed merger; (17) the failure of Pulte’s stockholders to approve either the charter amendment increasing the number of authorized shares of Pulte’s common stock or the issuance of Pulte’s common stock to Centex stockholders; (18) disruption from the proposed transaction making it more difficult to maintain business and operational relationships; (19) the possibility that the proposed transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions; and (20) other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to Pulte’s business. Pulte undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in Pulte’s expectations.

Item 4.	Controls and Procedures

Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based upon, and as of the date of, that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2009.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2009 to January 31, 2009	2,742	$10.73	—	$102,342	(1)

February 1, 2009 to February 28, 2009	141,478	$10.16	—	$102,342	(1)

March 1, 2009 to March 31, 2009	8,624	$9.18	—	$102,342	(1)

Total	152,844	$10.12	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the first quarter of 2009, a total of 152,844 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock, and were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among Pulte Homes, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(d)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Section 382 Rights Agreement, dated as of March 5, 2009, between PHM and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4 of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

Item 6.	Exhibits (continued)

Exhibit Number and Description (continued)

4(c)	First Amendment to Section 382 Rights Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on April 10, 2009)

10(a)	Consulting Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Timothy R. Eller (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on April 10, 2009)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: May 8, 2009