Form 10-Q
period 2009-06-30
PULTE HOMES INC/MI/
filed 2009-08-07
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Number of shares of common stock outstanding as of July 31, 2009: 258,628,172

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,636,040	$1,655,264
Unfunded settlements	2,755	11,988
House and land inventory	3,677,085	4,201,289
Land held for sale	77,204	164,954
Land, not owned, under option agreements	159,360	171,101
Residential mortgage loans available-for-sale	90,595	297,755
Investments in unconsolidated entities	94,635	134,886
Other assets	658,195	697,652
Income taxes receivable	7,040	373,569

	$6,402,909	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $63,177 and $100,232 in 2009 and 2008, respectively	$175,087	$218,135
Customer deposits	57,147	40,950
Accrued and other liabilities	885,242	1,079,195
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	28,351	237,560
Income tax liabilities	133,203	130,615
Senior notes	2,974,373	3,166,305

Total liabilities	4,253,403	4,872,760
Shareholders’ equity	2,149,506	2,835,698

	$6,402,909	$7,708,458

Note: The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Homebuilding
Home sale revenues	$653,711	$1,555,137	$1,218,444	$2,951,568
Land sale revenues	4,171	25,331	4,781	27,009

	657,882	1,580,468	1,223,225	2,978,577
Financial Services	20,698	38,945	39,247	82,433

	678,580	1,619,413	1,262,472	3,061,010

Homebuilding Cost of Revenues:
Home cost of revenues	724,891	1,537,269	1,622,829	3,382,323
Land cost of revenues	11,364	68,121	12,268	133,069

	736,255	1,605,390	1,635,097	3,515,392
Financial Services expenses	30,072	28,158	49,375	56,632
Selling, general and administrative expenses	122,263	186,404	248,822	397,785
Other expense (income), net	(23,375)	18,560	(19,412)	13,576
Interest income	(2,647)	(6,352)	(6,175)	(13,574)
Interest expense	436	708	914	1,456
Equity loss (income) from unconsolidated entities	2,505	1,772	53,026	(1,974)

Loss from continuing operations before income taxes	(186,929)	(215,227)	(699,175)	(908,283)
Income tax expense (benefit)	2,536	(56,810)	5,108	(53,722)

Net loss	$(189,465)	$(158,417)	$(704,283)	$(854,561)

Per share data:
Net loss:
Basic	$(0.74)	$(0.63)	$(2.77)	$(3.37)

Diluted	$(0.74)	$(0.63)	$(2.77)	$(3.37)

Cash dividends declared	$—	$0.04	$—	$0.08

Number of shares used in calculation:
Basic	254,764	253,454	254,672	253,310

Diluted	254,764	253,454	254,672	253,310

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	$	Capital	Income (Loss)	Earnings	Total
Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	89	1	590	—	—	591
Stock awards, net of cancellations	507	5	(5)	—	—	—
Stock repurchases	(158)	(2)	(856)	—	(747)	(1,605)
Stock-based compensation	—	—	16,898	—	—	16,898
Comprehensive income (loss):
Net loss	—	—	—	—	(704,283)	(704,283)
Change in fair value of derivatives, net of tax	—	—	—	547	—	547
Foreign currency translation adjustments	—	—	—	1,660	—	1,660

Total comprehensive loss						(702,076)

Shareholders’ Equity, June 30, 2009	258,607	$2,586	$1,411,417	$(1,892)	$737,395	$2,149,506

Shareholders’ Equity, January 1, 2008	257,099	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	71	1	582	—	—	583
Stock awards, net of cancellations	423	4	(4)	—	—	—
Cash dividends declared-$0.08 per share		—	—	—	(20,558)	(20,558)
Stock repurchases	(229)	(2)	(1,214)	—	(2,400)	(3,616)
Stock-based compensation	—	—	25,082	—	—	25,082
Comprehensive income (loss):
Net loss	—	—	—	—	(854,561)	(854,561)
Change in fair value of derivatives, net of tax	—	—	—	1,151	—	1,151
Foreign currency translation adjustments	—	—	—	1,345	—	1,345

Total comprehensive loss						(852,065)

Shareholders’ Equity, June 30, 2008	257,364	$2,574	$1,386,950	$(2,387)	$2,082,482	$3,469,619

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(704,283)	$(854,561)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	476,649	881,957
Amortization and depreciation	24,803	38,828
Stock-based compensation expense	16,898	25,082
Deferred income taxes	—	(63,660)
Equity loss (income) from unconsolidated entities	53,026	(1,974)
Distributions of earnings from unconsolidated entities	104	6,105
(Gain) loss on debt repurchases	(15,901)	1,591
Other, net	228	(567)
Increase (decrease) in cash due to:
Inventories	132,756	350,427
Residential mortgage loans available-for-sale	206,356	163,116
Income taxes receivable	366,529	205,455
Other assets	39,132	32,975
Accounts payable, accrued and other liabilities	(198,934)	(281,071)
Income tax liabilities	2,587	(14,359)

Net cash provided by operating activities	399,950	489,344

Cash flows from investing activities:
Distributions from unconsolidated entities	234	1,706
Investments in unconsolidated entities	(13,110)	(43,394)
Net change in loans held for investment	2,502	6,091
Proceeds from the sale of fixed assets	1,112	4,507
Capital expenditures	(22,320)	(11,444)

Net cash used in investing activities	(31,582)	(42,534)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(209,209)	(179,106)
Repayment of other borrowings	(179,029)	(316,995)
Issuance of common stock	591	583
Stock repurchases	(1,605)	(3,616)
Dividends paid	—	(20,558)

Net cash used in financing activities	(389,252)	(519,692)

Effect of exchange rate changes on cash and equivalents	1,660	916

Net decrease in cash and equivalents	(19,224)	(71,966)
Cash and equivalents at beginning of period	1,655,264	1,060,311

Cash and equivalents at end of period	$1,636,040	$988,345

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$3,733	$9,632

Income taxes refunded, net	$(364,031)	$(181,074)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Centex Merger

On April 7, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centex Corporation (“Centex”) and Pi Nevada Building Company, a wholly-owned subsidiary of the Company (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Centex, with Centex surviving as a wholly-owned subsidiary of Pulte (the “Merger”). Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of both Pulte and Centex, Centex stockholders will receive 0.975 shares of the Company’s common stock for each share of Centex common stock that they own (the “Exchange Ratio”), which the Company currently expects will result in the issuance of approximately 122 million shares of the Company’s common stock that had an approximate value of $1.3 billion as of the date of the Merger Agreement. While the Exchange Ratio is fixed, which means that it will not be changed between the date of the Merger Agreement and the date that the Merger is consummated, the value of the shares to be issued by the Company will fluctuate with the market price of the Company’s common stock until the Merger is consummated. While all applicable regulatory approvals have been obtained, the proposed transaction is subject to shareholder approval and other customary closing conditions. The Company and Centex have scheduled their respective special meetings of shareholders for August 18, 2009 and expect to consummate the Merger promptly thereafter. Additional information regarding the proposed Merger can be found in the Company’s Registration Statement on Form S-4/A filed on July 16, 2009 and in various other filings made since April 7, 2009.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation, including a revised presentation of the Statement of Operations.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2009 and 2008, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(189,465)	$(158,417)	$(704,283)	$(854,561)
Earnings attributable to restricted shareholders	—	(155)	—	(312)

Net loss available to common shareholders	$(189,465)	$(158,572)	$(704,283)	$(854,873)

Per share data:
Net loss (basic and diluted)	$(0.74)	$(0.63)	$(2.77)	$(3.37)
Earnings attributable to restricted shareholders	—	—	—	—

Net loss available to common shareholders (basic and diluted)	$(0.74)	$(0.63)	$(2.77)	$(3.37)

Number of shares used in calculation:
Basic and diluted	254,764	253,454	254,672	253,310

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Restructuring

In response to the challenging operating environment, the Company has taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies via reductions in employee headcount, consolidation of selected divisional offices, and the disposal of property and equipment. As a result of these actions, the Company incurred charges of $1.5 million and $3.5 million during the three months ended June 30, 2009 and 2008, respectively, and $6.5 million and $12.4 million for the six months ended June 30, 2009 and 2008, respectively. Such charges were primarily attributable to employee severance expense with the remainder of the charges attributable to the impairment or disposal of property and equipment and lease exit costs. Liabilities related to the expected restructuring expenditures totaled $9.2 million and $22.2 million at June 30, 2009 and December 31, 2008, respectively. Cash payments related to employee severance benefits will be incurred in the near term. Cash expenditures related to lease exit and other costs will be incurred over the remaining terms of the affected office leases, some of which continue through 2014. The restructuring costs related to each of the Company’s reportable segments and were not material to any one segment.

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

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate under FIN 46(R), the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. As of June 30, 2009 and December 31, 2008, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements with scheduled expiration dates through 2010. As a result, the Company recorded $1.7 million and $13.9 million at June 30, 2009 and December 31, 2008, respectively, as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. During the second quarter of 2009 one land option agreement was terminated, decreasing the number of VIEs consolidated at June 30, 2009 compared with December 31, 2008. The Company did not provide financial or other support to VIEs other than as stipulated in the land option agreements.

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

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under FIN 46(R), the Company determined that certain land option agreements represent financing arrangements pursuant to SFAS No. 49, “Accounting for Product Financing Arrangements” (“SFAS 49”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $157.3 million and $156.6 million at June 30, 2009 and December 31, 2008, respectively, to land, not owned, under option agreements with a corresponding increase to Accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements. Also included in Land, not owned, under option agreements is inventory related to land sales for which the recognition of such sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the land, did not meet the full accrual method criteria under SFAS 66. Such amounts were not material at either June 30, 2009 or December 31, 2008.

The following provides a summary of the Company’s interests in land option agreements as of June 30, 2009 and December 31, 2008 ($000’s omitted):

	June 30, 2009				December 31, 2008
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$320	$2,035	$1,717	(a)	$1,923	$15,841	$13,918	(a)
Unconsolidated VIEs	74,466	565,290	—	(b)	81,734	600,136	—	(b)
Other land option agreements	152,689	659,089	157,643	(b)	141,635	711,182	157,183	(b)

	$227,475	$1,226,414	$159,360		$225,292	$1,327,159	$171,101

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to FIN 46(R) with a corresponding increase to accrued and other liabilities.
(b)	Represents the remaining purchase price for other consolidated land option agreements, primarily pursuant to SFAS 49, with a corresponding increase to accrued and other liabilities.

The above summary includes land option agreements consolidated under FIN 46(R) and SFAS 49 as well as all other land option agreements. The remaining purchase price of all land option agreements totaled $1.2 billion at June 30, 2009 and $1.3 billion at December 31, 2008.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Allowance for warranties (continued)

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warranty liability, beginning of period	$50,130	$76,390	$58,178	$90,917
Warranty reserves provided	5,917	13,093	11,384	22,624
Payments	(8,333)	(16,217)	(18,196)	(34,689)
Other adjustments	(5,484)	(6,907)	(9,136)	(12,493)

Warranty liability, end of period	$42,230	$66,359	$42,230	$66,359

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” (SFAS 159) the Company has elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. SFAS 159 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At June 30, 2009, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $90.6 million and an aggregate outstanding principal balance of $91.9 million. Interest income on these loans is recorded in Financial Services revenues. The net gain (loss) resulting from changes in fair value of these loans totaled ($0.2) million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and ($0.9) million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $12.0 million and $22.3 million during the three months ended June 30, 2009 and 2008, respectively, and $22.0 million and $50.4 million for the six months ended June 30, 2009 and 2008, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $3.1 million and $3.9 million at June 30, 2009 and December 31, 2008, respectively, and are included in accrued and other liabilities. Servicing rights recognized in financial services revenues totaled $4.3 million and $10.5 million during the three months ended June 30, 2009 and 2008, respectively, and $7.2 million and $26.7 million during the six months ended June 30, 2009 and 2008, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At June 30, 2009, the Company had interest rate lock commitments in the total amount of $107.6 million which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements. At June 30, 2009, the Company had unexpired cash forward contracts and whole loan investor commitments of $157.8 million and $43.8 million, respectively.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At June 30, 2009, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Condensed Consolidated Balance sheet is summarized below ($000’s omitted):

	June 30, 2009
	Other Assets	Other Liabilities
Interest rate lock commitments	$3,106	$25
Forward contracts	1,876	1,040
Whole loan commitments	30	95

	$5,012	$1,160

Subsequent events

The Company evaluated subsequent events through August 7, 2009, the date the financial statements were filed with the Securities and Exchange Commission.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of SFAS 157 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. The Company adopted the FSPs as of January 2009, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, SFAS 141(R) requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. SFAS 141(R) also modifies the accounting for certain acquired income tax assets and liabilities. SFAS 141(R) is effective for new acquisitions consummated on or after January 1, 2009. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements. However, the Company will account for future business combinations under SFAS 141(R), including the proposed merger with Centex.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for the company for the period ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (“SFAS 166”). SFAS 166 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. SFAS 166 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. SFAS 166 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). SFAS 167 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of SFAS 167 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 created a single source of authoritative nongovernmental U.S. GAAP. Upon adoption, all existing non-SEC accounting and reporting standards will become superseded. All other non-SEC accounting literature not included in the Codification will be considered nonauthoritative. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is neither expected nor intended to change GAAP, the adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

2.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30, 2009	December 31, 2008
Homes under construction	$1,080,792	$1,325,672
Land under development	1,754,838	2,002,039
Land held for future development	841,455	873,578

	$3,677,085	$4,201,289

The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to homebuilding home cost of revenues for the three and six months ended June 30, 2009 included $10.2 million and $42.0 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $12.1 million and $45.1 million, respectively, for the three and six months ended June 30, 2008. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest in inventory, beginning of period	$168,351	$159,551	$170,020	$160,598
Interest capitalized	52,365	55,966	105,701	113,411
Interest expensed	(33,318)	(38,632)	(88,323)	(97,124)

Interest in inventory, end of period	$187,398	$176,885	$187,398	$176,885

Interest incurred*	$52,802	$56,674	$106,616	$114,867

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Inventory and land held for sale (continued)

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

The Company determines the fair value of a community’s inventory primarily using a discounted cash flow model. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The assumptions used in our discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions except in limited circumstances in the latter years of long-lived communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2009			2008
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	116	$351.2	$358.6	150	$597.8	$598.8
June 30	43	82.4	109.2	48	198.9	153.5

			$467.8			$752.3

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Inventory and land held for sale (continued)

Land and community valuation adjustments (continued)

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. During the six months ended June 30, 2009, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 200 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 21%, with an aggregate average of 15%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

The Company acquires land primarily for the construction of homes for sale to customers but periodically sells select parcels of land to third parties for commercial or other development. Additionally, the Company may determine that certain of its land assets no longer fit into its strategic operating plans. In such instances, the Company classifies the land asset as land held for sale, assuming the criteria in SFAS 144 are met. During 2009, a significant portion of land previously classified as Land held for sale was reclassified to either Land under development or Land held for future development as a result of either a change in strategy related to the land or a change in market conditions.

In accordance with SFAS 144, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During the three months ended June 30, 2009 and 2008, the Company recognized net realizable value adjustments related to land held for sale of $7.3 million and $44.7 million, respectively, and $7.9 million and $109.3 million for the six months ended June 30, 2009 and 2008, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	June 30, 2009	December 31, 2008
Land held for sale, gross	$141,817	$314,112
Net realizable value reserves	(64,613)	(149,158)

Land held for sale, net	$77,204	$164,954

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.3 million and $20.1 million, during the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $20.4 million for the six months ended June 30, 2009 and 2008, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

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

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of revenues, land cost of revenues, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Atlantic Coast	$180,908	$487,174	$311,153	$861,398
Gulf Coast	158,796	322,214	302,718	616,016
Midwest	70,122	174,277	140,500	342,041
Southwest	138,231	390,908	273,621	744,209
California	109,825	205,895	195,233	414,913
Financial Services	20,698	38,945	39,247	82,433

Consolidated revenues	$678,580	$1,619,413	$1,262,472	$3,061,010

Income (loss) before income taxes:
Atlantic Coast	$(33,987)	$5,149	$(170,604)	$(48,728)
Gulf Coast	(40,624)	(13,841)	(146,072)	(170,948)
Midwest	(9,758)	(37,251)	(47,804)	(53,142)
Southwest	(43,983)	(91,238)	(176,483)	(389,401)
California	(24,229)	(27,584)	(69,702)	(128,218)
Financial Services (a)	(9,370)	10,802	(10,118)	25,846

Total segment income (loss) before income taxes	(161,951)	(153,963)	(620,783)	(764,591)
Corporate and unallocated (b)	(24,978)	(61,264)	(78,392)	(143,692)

Consolidated loss before income taxes (c)	$(186,929)	$(215,227)	$(699,175)	$(908,283)

(a)	Financial Services income before income taxes includes interest expense of $0.3 million and $1.6 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $3.4 million for the six months ended June 30, 2009 and 2008, respectively. Financial Services income before income taxes includes interest income of $1.2 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively, and $3.1 million and $6.5 million for the six months ended June 30, 2009 and 2008, respectively.
(b)	Corporate and unallocated includes amortization of capitalized interest of $33.3 million and $38.6 million for the three months ended June 30, 2009 and 2008, respectively, and $88.3 and $97.1 million for the six months ended June 30, 2009 and 2008, respectively, and the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.
(c)	Consolidated loss before income taxes includes selling, general and administrative expenses of $122.3 million and $186.4 million for the three months ended June 30, 2009 and 2008, respectively, and $248.8 million and $397.8 million for the six months ended June 30, 2009 and 2008.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Land and community valuation adjustments:
Atlantic Coast	$16,194	$21,175	$98,817	$57,167
Gulf Coast	30,828	9,273	121,897	149,193
Midwest	7,185	33,832	35,044	46,088
Southwest	20,844	58,872	111,108	336,446
California	23,973	18,312	58,984	118,391
Corporate and unallocated (a)	10,212	12,096	41,974	45,060

	$109,236	$153,560	$467,824	$752,345

Net realizable value adjustments (NRV) - land held for sale:
Atlantic Coast	$4,884	$415	$5,106	$27,356
Gulf Coast	2,327	8,615	3,024	17,762
Midwest	—	2,447	—	4,225
Southwest	—	26,313	—	48,467
California	50	6,940	(277)	11,443

	$7,261	$44,730	$7,853	$109,253

Write-off of deposits and pre-acquisition costs (b):
Atlantic Coast	$186	$3,967	$809	$3,796
Gulf Coast	46	84	46	545
Midwest	—	738	1	741
Southwest	—	15,288	(1)	15,296
California	107	5	117	(19)

	$339	$20,082	$972	$20,359

Impairments of investments in unconsolidated joint ventures:
Atlantic Coast	$—	$—	$31,121	$—
Southwest	—	—	19,305	—
Corporate and unallocated (c)	2,428	1,710	2,428	1,710

	$2,428	$1,710	$52,854	$1,710

Total valuation adjustments and write-offs	$119,264	$220,082	$529,503	$883,667

(a)	Includes $10.2 million and $42.0 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments during the three and six months ended June 30, 2009. For the three and six months ended June 30, 2008, write-offs of capitalized interest related to land and community valuation adjustments totaled $12.1 million and $45.1 million, respectively.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	June 30, 2009
	Homes Under Construction	Land Under development	Land Held for Future Development	Total Inventory	Total Assets
Atlantic Coast	$326,954	$410,356	$212,362	$949,672	$1,334,310
Gulf Coast	193,272	401,695	184,837	779,804	963,563
Midwest	146,537	184,059	15,478	346,074	375,356
Southwest	241,196	502,866	266,918	1,010,980	1,071,674
California	148,137	144,954	109,386	402,477	512,468
Financial Services	—	—	—	—	140,742
Corporate and unallocated (a)	24,696	110,908	52,474	188,078	2,004,796

	$1,080,792	$1,754,838	$841,455	$3,677,085	$6,402,909

	December 31, 2008
	Homes Under Construction	Land Under development	Land Held for Future Development	Total Inventory	Total Assets
Atlantic Coast	$336,668	$484,864	$183,085	$1,004,617	$1,482,976
Gulf Coast	275,584	464,830	224,469	964,883	1,168,368
Midwest	157,347	209,640	27,323	394,310	430,110
Southwest	335,999	531,543	298,422	1,165,964	1,261,163
California	198,225	208,393	96,083	502,701	612,783
Financial Services	—	—	—	—	360,774
Corporate and unallocated (a)	21,849	102,769	44,196	168,814	2,392,284

	$1,325,672	$2,002,039	$873,578	$4,201,289	$7,708,458

(a)	Corporate and unallocated primarily includes cash and equivalents; intangibles; capitalized interest; and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	June 30, 2009	December 31, 2008
Number of joint ventures with limited recourse guaranties	2	2
Number of joint ventures with debt non-recourse to Pulte	3	3
Number of other active joint ventures	11	11

Total number of active joint ventures	16	16

Investments in joint ventures with limited recourse guaranties	$4,960	$17,258
Investments in joint ventures with debt non-recourse to Pulte	12,755	14,317
Investments in other active joint ventures	76,920	103,311

Total investments in unconsolidated entities	$94,635	$134,886

Total joint venture debt	$73,323	$84,033

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$28,336	$32,130
Joint venture debt non-recourse to Pulte	7,160	7,690

Pulte’s total proportionate share of joint venture debt	$35,496	$39,820

During the three and six months ended June 30, 2009, the Company recognized an equity loss from its unconsolidated joint ventures of $2.5 million and $53.0 million, respectively, including impairments totaling $2.4 million and $52.9 million, respectively. During the three and six months ended June 30, 2008, the Company recognized an equity loss of $1.8 million and equity income of $2.0 million, respectively, from its unconsolidated joint ventures, including impairments totaling $1.7 million in both the three and six months ended June 30, 2008. During the six months ended June 30, 2009 and 2008, the Company made capital contributions of $13.1 million and $43.4 million, respectively, to its joint ventures and received capital and earnings distributions of $0.3 million and $7.8 million, respectively, from its joint ventures.

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. The Company’s 50% proportionate share of this joint venture’s debt totaled $28.3 million at June 30, 2009. While such debt is scheduled to be repaid in 2010, the Company and its joint venture partner are in discussions with the lenders regarding a potential early repayment of some of the debt, the Company’s proportionate share of which is expected to approximate $14 million in the third quarter of 2009.

The other joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million at June 30, 2009, representing 12% of the total pre-foreclosure exposure of the joint venture, and which is excluded from the above table.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Investments in unconsolidated entities (continued)

Additionally, the Company has agreed to indemnify the lenders for these two joint ventures for certain environmental contingencies, and the guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under any bankruptcy or environmental guaranties described above.

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the liquidation stage, as well as other entities, the majority of which are not engaged in homebuilding activities. The Company’s proportionate share of debt associated with the joint ventures in Puerto Rico totaled $6.3 million at June 30, 2009 and $6.1 million at December 31, 2008. The Company does not have any significant financing exposures related to these entities.

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

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the six months ended June 30, 2009. The Company had remaining authorization to purchase $102.3 million of common stock at June 30, 2009.

On November 24, 2008, the Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended June 30, 2009 and 2008, the Company repurchased $0.1 million and $3.6 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Shareholders’ equity (continued)

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30, 2009	December 31, 2008
Foreign currency translation adjustments:
Mexico	$569	$(1,091)
Fair value of derivatives, net of income taxes of $2,086 in 2009 and 2008	(2,461)	(3,008)

	$(1,892)	$(4,099)

6.	Income taxes

The Company’s income tax expense for the three and six months ended June 30, 2009 was $2.5 million and $5.1 million, respectively, compared with a benefit of $56.8 million and $53.7 million in the corresponding prior year periods. These amounts represent effective tax rates of 1% for both the three and six months ended June 30, 2009, compared with effective tax rates of 26% and 6% in the corresponding prior year periods. The significant change in the Company’s effective tax rate resulted primarily from adjustments during 2008 to the valuation allowance recorded against the Company’s deferred tax assets.

In accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At June 30, 2009 and December 31, 2008, the Company had net deferred tax assets of $1.3 billion and $1.1 billion, respectively, which were offset by a full valuation allowance, due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

7.	Fair value disclosures

SFAS 157 provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Fair value disclosures (continued)

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at June 30, 2009
Residential mortgage loans available-for-sale	$—	$90,595	$—	$90,595
Whole loan commitments	—	(65)	—	(65)
Interest rate lock commitments	—	3,081	—	3,081
Forward contracts	—	836	—	836

	$—	$94,447	$—	$94,447

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

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recovered. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at June 30, 2009
Loans held for investment	$—	$3,284	$—	$3,284
House and land inventory	—	—	82,404	82,404
Investments in unconsolidated entities	—	—	2,836	2,836

	$—	$3,284	$85,240	$88,524

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

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At June 30, 2009, the fair value of the senior notes outstanding approximated $2.4 billion. The carrying value of collateralized short-term debt approximates fair value. Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Debt and other financing arrangements

In May 2009, Pulte Mortgage entered into a master repurchase agreement (the “Repurchase Agreement”) with Comerica Bank as agent. The Repurchase Agreement provides for advances of up to $70 million, subject to certain sublimits, and includes an accordion feature under which Pulte Mortgage may request that the aggregate commitments be increased to an amount up to $140 million. The Repurchase Agreement expires on May 14, 2010 and replaces Pulte Mortgage’s Sixth Amended and Restated Revolving Credit Agreement, which expired on May 15, 2009. The Repurchase Agreement contains various affirmative and negative covenants, including the following financial covenants: (i) adjusted tangible net worth shall not be less than $52.8 million, (ii) the adjusted tangible net worth ratio shall not be more than 10.0 to 1.0, (iii) quarterly net income shall not be less than $1, and (iv) liquidity shall be no less than $15.0 million. On July 31, 2009, Pulte Mortgage entered into a master repurchase agreement with Bank of America, N.A., which expires on July 30, 2010 and provides advances for up to $35 million, increasing to $70 million upon completion of the Centex merger. There is no accordion feature. The other terms and conditions of the master repurchase agreement with Bank of America, N.A., including the financial covenants, are substantially similar to those under the Repurchase Agreement with Comerica Bank.

In June 2009, the Company entered into a five-year, unsecured letter of credit facility (the “LOC Agreement”) with Deutsche Bank AG, New York Branch, which permits the issuance of up to $200 million of letters of credit (“LOCs”) by the Company. This new credit facility supplements the Company’s existing letter of credit capacity included in the Company’s unsecured revolving credit facility. The LOCs will be used for general corporate purposes of the Company and its subsidiaries. LOCs may be issued to support the obligations of any wholly-owned subsidiary of the Company.

In May and June 2009, the Company repurchased a total of $192.9 million of senior notes. These repurchases resulted in a net gain of $15.9 million, which is included in the Consolidated Statements of Operations within Other expense (income), net. On July 15, 2009, the Company also retired the remaining $25.4 million of its 4.875% senior notes due 2009 at their scheduled maturity date.

The Company repurchased $313.4 million of its 4.875% senior notes due 2009 during a tender offer completed in June 2008, which resulted in a loss of $1.6 million. In February 2008, the Company amended its unsecured revolving credit facility, which resulted in a loss of $1.5 million. Both such losses are included in the Consolidated Statements of Operations within Other expense (income), net.

9.	Supplemental Guarantor information

At June 30, 2009, Pulte Homes, Inc. had the following outstanding senior note obligations: (1) $25 million, 4.875%, due 2009, (2) $200 million, 8.125%, due 2011, (3) $474 million, 7.875%, due 2011, (4) $225 million, 6.25%, due 2013, (5) $464 million, 5.25%, due 2014, (6) $293 million, 5.2%, due 2015, (7) $150 million, 7.625%, due 2017, (8) $300 million, 7.875%, due 2032, (9) $400 million, 6.375%, due 2033, (10) $300 million, 6%, due 2035, and (11) $150 million, 7.375%, due 2046. Such obligations to pay principal, premium (if any), and interest are guaranteed jointly and severally on a senior basis by Pulte Homes, Inc.’s 100%-owned Homebuilding subsidiaries (collectively, the Guarantors). Such guaranties are full and unconditional.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,275,865	$360,175	$—	$1,636,040
Unfunded settlements	—	5,084	(2,329)	—	2,755
House and land inventory	—	3,672,546	4,539	—	3,677,085
Land held for sale	—	77,204	—	—	77,204
Land, not owned, under option agreements	—	159,360	—	—	159,360
Residential mortgage loans available-for-sale	—	—	90,595	—	90,595
Investments in unconsolidated entities	1,348	89,895	3,392	—	94,635
Other assets	35,470	591,194	31,531	—	658,195
Income taxes receivable	7,040	—	—	—	7,040
Deferred income tax assets	(26,976)	37	26,939	—	—
Investment in subsidiaries	6,993,423	74,521	4,361,039	(11,428,983)	—

	$7,010,305	$5,945,706	$4,875,881	$(11,428,983)	$6,402,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$115,522	$640,799	$361,155	$—	$1,117,476
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	28,351	—	28,351
Income tax liabilities	133,203	—	—	—	133,203
Senior notes	2,974,373	—	—	—	2,974,373
Advances (receivable) payable - subsidiaries	1,637,701	(1,710,209)	72,508	—	—

Total liabilities	4,860,799	(1,069,410)	462,014	—	4,253,403
Shareholders’ equity	2,149,506	7,015,116	4,413,867	(11,428,983)	2,149,506

	$7,010,305	$5,945,706	$4,875,881	$(11,428,983)	$6,402,909

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,288,200	$367,064	$—	$1,655,264
Unfunded settlements	—	11,191	797		11,988
House and land inventory	—	4,196,488	4,801	—	4,201,289
Land held for sale	—	164,954	—	—	164,954
Land, not owned, under option agreements	—	171,101	—	—	171,101
Residential mortgage loans available-for-sale	—	—	297,755	—	297,755
Investments in unconsolidated entities	1,348	127,541	5,997	—	134,886
Other assets	38,273	611,369	48,010	—	697,652
Income taxes receivable	373,569	—	—	—	373,569
Deferred income tax assets	(26,977)	37	26,940	—	—
Investment in subsidiaries	7,548,939	78,009	4,776,803	(12,403,751)	—

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$127,761	$821,342	$389,177	$—	$1,338,280
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	237,560	—	237,560
Income tax liabilities	130,615	—	—	—	130,615
Senior notes	3,166,305	—	—	—	3,166,305
Advances (receivable) payable - subsidiaries	1,674,773	(1,740,521)	65,748	—	—

Total liabilities	5,099,454	(919,179)	692,485	—	4,872,760
Shareholders’ equity	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698

	$7,935,152	$6,648,890	$5,528,167	$(12,403,751)	$7,708,458

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$653,711	$—	$—	$653,711
Land sale revenues	—	4,171	—	—	4,171

	—	657,882	—	—	657,882
Financial Services	—	2,344	18,354	—	20,698

	—	660,226	18,354	—	678,580

Homebuilding Cost of Revenues
Home cost of revenues	—	724,891	—	—	724,891
Land cost of revenues	—	11,364	—	—	11,364

	—	736,255	—	—	736,255
Financial Services expenses	90	1,685	28,297	—	30,072
Selling, general and administrative expenses	15,093	106,298	872	—	122,263
Other expense (income), net	(15,901)	(8,534)	1,060	—	(23,375)
Interest income	—	(2,179)	(468)	—	(2,647)
Interest expense	436	—	—	—	436
Intercompany interest	59,373	(59,373)	—	—	—
Equity loss (income) from unconsolidated entities	—	(44)	2,549	—	2,505

Loss before income taxes and equity in income of subsidiaries	(59,091)	(113,882)	(13,956)	—	(186,929)
Income tax expense (benefit)	2,909	3,487	(3,860)	—	2,536

Loss before equity income (loss) from subsidiaries	(62,000)	(117,369)	(10,096)	—	(189,465)
Equity in income (loss) from subsidiaries	(127,465)	(6,224)	(66,021)	199,710	—

Net loss	$(189,465)	$(123,593)	$(76,117)	$199,710	$(189,465)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$1,218,444	$—	$—	$1,218,444
Land sale revenues	—	4,781	—	—	4,781

	—	1,223,225	—	—	1,223,225
Financial Services	—	4,323	34,924	—	39,247

	—	1,227,548	34,924	—	1,262,472

Homebuilding Cost of Revenues
Home cost of revenues	—	1,622,829	—	—	1,622,829
Land cost of revenues	—	12,268	—	—	12,268

	—	1,635,097	—	—	1,635,097
Financial Services expenses	349	3,139	45,887	—	49,375
Selling, general and administrative expenses	29,697	217,646	1,479	—	248,822
Other expense (income), net	(15,901)	(4,830)	1,319	—	(19,412)
Interest income	(1)	(5,120)	(1,054)	—	(6,175)
Interest expense	914	—	—	—	914
Intercompany interest	116,088	(116,088)	—	—	—
Equity loss from unconsolidated entities	—	50,428	2,598	—	53,026

Loss before income taxes and equity in income of subsidiaries	(131,146)	(552,724)	(15,305)	—	(699,175)
Income tax expense (benefit)	3,348	6,020	(4,260)	—	5,108

Loss before equity income (loss) from subsidiaries	(134,494)	(558,744)	(11,045)	—	(704,283)
Equity in income (loss) from subsidiaries	(569,789)	(6,852)	(439,688)	1,016,329	—

Net loss	$(704,283)	$(565,596)	$(450,733)	$1,016,329	$(704,283)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$1,555,137	$—	$—	$1,555,137
Land sale revenues	—	25,331	—	—	25,331

	—	1,580,468	—	—	1,580,468
Financial Services	—	3,683	35,262	—	38,945

	—	1,584,151	35,262	—	1,619,413

Homebuilding Cost of Revenues
Home cost of revenues	—	1,537,269	—	—	1,537,269
Land cost of revenues	—	68,121	—	—	68,121

	—	1,605,390	—	—	1,605,390
Financial Services expenses	541	1,686	25,931	—	28,158
Selling, general and administrative expenses	19,683	166,634	87	—	186,404
Other expense (income), net	1,591	15,916	1,053	—	18,560
Interest income	22	(4,022)	(2,352)	—	(6,352)
Interest expense	667	46	(5)	—	708
Intercompany interest	53,400	(53,400)	—	—	—
Equity loss from unconsolidated entities	—	154	1,618	—	1,772

Income (loss) before income taxes and equity in income of subsidiaries	(75,904)	(148,253)	8,930	—	(215,227)
Income tax expense (benefit)	(8,975)	(52,294)	4,459	—	(56,810)

Income (loss) before equity in income of subsidiaries	(66,929)	(95,959)	4,471	—	(158,417)
Equity in income (loss) of subsidiaries	(91,488)	5,655	(78,305)	164,138	—

Net loss	$(158,417)	$(90,304)	$(73,834)	$164,138	$(158,417)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$2,951,568	$—	$—	$2,951,568
Land sale revenues	—	27,009	—	—	27,009

	—	2,978,577	—	—	2,978,577
Financial Services	—	7,169	75,264	—	82,433

	—	2,985,746	75,264	—	3,061,010

Homebuilding Cost of Revenues
Home cost of revenues	—	3,382,323	—	—	3,382,323
Land cost of revenues	—	133,069	—	—	133,069

	—	3,515,392	—	—	3,515,392
Financial Services expenses	1,080	3,557	51,995	—	56,632
Selling, general and administrative expenses	40,154	350,109	7,522	—	397,785
Other expense (income), net	1,591	10,554	1,431	—	13,576
Interest income	(4)	(8,210)	(5,360)	—	(13,574)
Interest expense	1,422	46	(12)	—	1,456
Intercompany interest	102,104	(102,104)	—	—	—
Equity loss (income) from unconsolidated entities	—	(3,302)	1,328	—	(1,974)

Income (loss) before income taxes and equity in income of subsidiaries	(146,347)	(780,296)	18,360	—	(908,283)
Income tax expense (benefit)	(9,839)	(52,239)	8,356	—	(53,722)
Income (loss) before equity in income of subsidiaries	(136,508)	(728,057)	10,004	—	(854,561)
Equity in income (loss) of subsidiaries	(718,053)	14,160	(681,361)	1,385,254	—

Net loss	$(854,561)	$(713,897)	$(671,357)	$1,385,254	$(854,561)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$226,833	$(12,408)	$185,525	$—	$399,950

Distributions from unconsolidated entities	—	234	—	—	234
Investments in unconsolidated entities	—	(13,110)	—	—	(13,110)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(11,441)	(3,439)	(9,601)	24,481	—
Net change in loans held for investment	—	—	2,502	—	2,502
Proceeds from the sale of fixed assets	—	1,107	5	—	1,112
Capital expenditures	—	(20,777)	(1,543)	—	(22,320)

Net cash provided by (used in) investing activities
	(8,082)	(35,985)	(8,637)	21,122	(31,582)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(209,209)	—	(209,209)
Repayment of other borrowings	(175,761)	(3,268)	—	—	(179,029)
Capital contributions from parent	—	11,441	13,040	(24,481)	—
Advances (to) from affiliates	(41,976)	31,244	10,732	—	—
Dividends paid	—	(3,359)	—	3,359	—
Issuance of common stock	591	—	—	—	591
Stock repurchases	(1,605)	—	—	—	(1,605)

Net cash provided by (used in) financing activities	(218,751)	36,058	(185,437)	(21,122)	(389,252)

Effect of exchange rate changes on cash and equivalents	—	—	1,660	—	1,660

Net increase (decrease) in cash and equivalents	—	(12,335)	(6,889)	—	(19,224)
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,275,865	$360,175	$—	$1,636,040

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$39,188	$264,627	$185,529	$—	$489,344

Distributions from unconsolidated entities	—	1,706	—	—	1,706
Investments in unconsolidated entities	—	(43,394)	—	—	(43,394)
Dividends received from subsidiaries	—	16,000	11,409	(27,409)	—
Investment in subsidiaries	(146,148)	(981)	(42,146)	189,275	—
Net change in loans held for investment	—	—	6,091	—	6,091
Proceeds from the sale of fixed assets	—	4,507	—	—	4,507
Capital expenditures	—	(10,079)	(1,365)	—	(11,444)

Net cash provided by (used in) investing activities	(146,148)	(32,241)	(26,011)	161,866	(42,534)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(179,106)	—	(179,106)
Repayment of other borrowings	(313,384)	(3,611)	—	—	(316,995)
Capital contributions from parent	—	146,148	43,127	(189,275)	—
Advances (to) from affiliates	443,935	(438,494)	(5,441)	—	—
Issuance of common stock	583	—	—	—	583
Stock repurchases	(3,616)	—	—	—	(3,616)
Dividends paid	(20,558)	(11,409)	(16,000)	27,409	(20,558)

Net cash provided by (used in) financing activities	106,960	(307,366)	(157,420)	(161,866)	(519,692)

Effect of exchange rate changes on cash and equivalents	—	—	916	—	916

Net increase (decrease) in cash and equivalents	—	(74,980)	3,014	—	(71,966)
Cash and equivalents at beginning of period	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of period	$—	$640,431	$347,914	$—	$988,345

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. During 2009, these conditions have been accompanied by significant foreclosure activity, a more challenging appraisal environment, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $4.8 billion and goodwill impairments of $375.7 million.

The U.S. economy remains in a period of economic uncertainty, and the related financial markets are experiencing significant volatility. These factors have contributed to continued significant declines throughout the homebuilding industry. In response to these adverse macroeconomic conditions, the U.S. government has made significant efforts to stabilize these conditions and increase the regulatory oversight of the financial markets. While the ultimate impact of laws enacted are not yet known, thus far, these actions have not proven to have a significant stimulative impact for the homebuilding industry.

For the six months ended June 30, 2009, our new home settlements and net new orders have declined 54.3% and 39.4%, respectively, compared with the prior year period. We expect these negative trends to continue and substantially all of the markets we serve to remain challenged throughout 2009. Therefore, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying or canceling planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes (such as cabinets, flooring, and appliances) to provide our customers more affordable alternatives and continue to build homes with smaller floor plans in certain of our communities to make our homes more affordable. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes. Pulte is committed to a more efficient homebuilding operation and this lean focus is part of our overall goal of continuous improvement for all of our operations. We believe that these measures will help to strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

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

Overview (continued)

On April 7, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Centex Corporation (“Centex”) and Pi Nevada Building Company, our wholly-owned subsidiary (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Centex, with Centex surviving as a wholly owned subsidiary of Pulte (the “Merger”). Subject to the terms and conditions of the Merger Agreement, which has been unanimously approved by the boards of directors of both Pulte and Centex, Centex stockholders will receive 0.975 shares of our common stock for each share of Centex common stock that they own (the “Exchange Ratio”), which we currently expect will result in the issuance of approximately 122 million shares of our common stock that had an approximate value of $1.3 billion as of the date of the Merger Agreement. While the Exchange Ratio is fixed, which means that it will not be changed between the date of the Merger Agreement and the date that the Merger is consummated, the value of the shares to be issued by us will fluctuate with the market price of our common stock until the Merger is consummated. While all applicable regulatory approvals have been obtained, the proposed transaction is subject to shareholder approval and other customary closing conditions. We and Centex have scheduled our respective special meetings of shareholders for August 18, 2009 and expect to consummate the Merger promptly thereafter. Additional information regarding the proposed Merger can be found in our Registration Statement on Form S-4/A filed on July 16, 2009 and in various other filings made since April 7, 2009.

The following is a summary of our operating results by line of business for the three and six months ended June 30, 2009 and 2008 ($000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income (loss) before income taxes:
Homebuilding	$(187,483)	$(221,321)	$(694,916)	$(926,451)
Financial Services	(9,370)	10,802	(10,118)	25,846
Other non-operating	9,924	(4,708)	5,859	(7,678)

Loss before income taxes	(186,929)	(215,227)	(699,175)	(908,283)
Income tax expense (benefit)	2,536	(56,810)	5,108	(53,722)

Net loss	$(189,465)	$(158,417)	$(704,283)	$(854,561)

Per share data - assuming dilution:
Net loss	$(0.74)	$(0.63)	$(2.77)	$(3.37)

The following is a comparison of our loss before income taxes for the three and six months ended June 30, 2009 and 2008:

•

Our Homebuilding loss before income taxes was $187.5 million and $694.9 million for the three and six months ended June 30, 2009, respectively, compared with a Homebuilding loss before income taxes of $221.3 million and $926.5 million, for the same periods in the prior year. The losses experienced in the second quarters of 2009 and 2008 resulted from lower home sale revenues and lower gross margins combined with land-related charges totaling $119.3 million and $529.5 million for the three and six months ended June 30, 2009, respectively, compared with $220.1 million and $883.7 million for the same periods in the prior year. The lower land-related charges were the primary cause for the reduced loss before income taxes in the second quarter of 2009 compared with the prior year period.

•

For the three and six months ended June 30, 2009, Financial Services experienced a loss before income taxes of $9.4 million and $10.1 million, respectively, compared with income before income taxes of $10.8 million and $25.8 million for the same periods in the prior year. The decrease was due primarily to reduced loan origination volume resulting from the decline in home sale revenues from Homebuilding coupled with increased loan loss reserves.

•

Our Other non-operating income increased for the three and six months ended June 30, 2009, compared with the prior year periods, due primarily to a gain realized on the repurchase of debt, which was partially offset by lower net interest income.

Homebuilding Operations – Summary

The following table presents a summary of pre-tax loss and unit information for our Homebuilding operations for the three and six months ended June 30, 2009 and 2008 ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Home sale revenues	$653,711	$1,555,137	$1,218,444	$2,951,568
Land sale revenues	4,171	25,331	4,781	27,009

Total Homebuilding revenues	657,882	1,580,468	1,223,225	2,978,577

Home cost of revenues (a)	(724,891)	(1,537,269)	(1,622,829)	(3,382,323)
Land cost of revenues (b)	(11,364)	(68,121)	(12,268)	(133,069)
Selling, general and administrative expenses	(114,075)	(177,643)	(233,519)	(379,580)
Equity income (loss) (c)	(2,509)	(1,787)	(53,036)	1,929
Other income (expense), net (d)	7,474	(16,969)	3,511	(11,985)

Loss before income taxes	$(187,483)	$(221,321)	$(694,916)	$(926,451)

Active communities at June 30 (e)			497	673
Unit settlements	2,500	5,438	4,647	10,171
Average selling price	$261	$286	$262	$290
Net new orders:
Units	3,367	5,133	6,389	10,535
Dollars (f)	$862,000	$1,413,000	$1,649,000	$2,874,000
Backlog at June 30:
Units			3,916	8,254
Dollars			$1,061,000	$2,432,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $109.2 million and $153.6 million for the three months ended June 30, 2009 and 2008, respectively, and $467.8 million and $752.3 million for the six months ended June 30, 2009 and 2008, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $7.3 million and $44.7 million for the three months ended June 30, 2009 and 2008, respectively, and $7.9 million and $109.3 million for the six months ended June 30, 2009 and 2008, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $2.4 million and $52.9 million for the three and six months ended June 30, 2009, respectively. Impairments of our investments in unconsolidated joint ventures were $1.7 million for both the three and six months ended June 30, 2008.
(d)	Includes the write off (recovery) of deposits and other related costs for land option contracts we no longer plan to pursue of $0.3 million and $20.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $20.4 million for the six months ended June 30, 2009 and 2008, respectively.
(e)	In response to the significant decline in net new order volume in recent periods, the criteria for determining active communities was modified during the first quarter of 2009 in order to provide a more accurate measure of communities with active selling efforts. The active community counts for prior periods have been recalculated to conform to the current presentation.
(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues for the three and six months ended June 30, 2009 were lower than those for the prior year by $901.4 million and $1.7 billion, or 58.0% and 58.7%, respectively. The decreases in home sale revenues for the three and six months ended June 30, 2009 compared with the prior year periods were primarily attributable to 54.0% and 54.3% decreases, respectively, in unit settlements, combined with decreases in the average selling price of 8.6% and 9.6%, respectively. The declines in unit settlements resulted from both reductions in the number of our active communities (down 26.2% at June 30, 2009 compared with June 30, 2008) and the challenging sales conditions in our local markets. The decrease in average selling price in the three and six months ended June 30, 2009, compared with the prior year periods, reflects a combination of factors, including changes in the product and geographic mix of homes closed during the periods as well as lower market selling prices and elevated sales incentives. Home sale revenues, unit settlements, and average selling prices decreased in all of our Homebuilding segments during the three and six months ended June 30, 2009 compared with the prior year periods.

Homebuilding Operations – Summary (continued)

Homebuilding gross profit margins from home sales deteriorated to negative 10.9% for the three months ended June 30, 2009 compared with positive 1.1% for the same period in the prior year. For the six months ended June 30, 2009, Homebuilding gross profit margins were negative 33.2% compared with negative 14.6% for the same period in 2008. The significant decrease in gross profit margins was primarily attributable to land and community valuation adjustments as such adjustments were lower in absolute dollars but higher as a percentage of home sale revenues. We recorded land and community valuation adjustments of $109.2 million and $467.8 million during the three and six months ended June 30, 2009, respectively, compared with $153.6 million and $752.3 million, respectively, during the corresponding prior year periods. Excluding these land and community valuation adjustments, gross profit margins deteriorated moderately during the three and six months ended June 30, 2009, compared with the prior year periods primarily as the result of lower average selling prices.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had negative margin contributions of $7.2 million and $7.5 million during the three and six months ended June 30, 2009, respectively, compared with negative margin contributions of $42.8 million and $106.1 million during the three and six months ended June 30, 2008, respectively. These negative margin contributions included net realizable value adjustments related to land held for sale totaling $7.3 million and $7.9 million for the three and six months ended June, 30, 2009, respectively, compared with $44.7 million and $109.3 million in the prior year periods.

Selling, general, and administrative expense as a percentage of home sale revenues was 17.5% for the three months ended June 30, 2009 compared with 11.4% for the same period in the prior year. For the six months ended June 30, 2009, selling, general and administrative expense as a percentage of home sale revenues was 19.2% compared with 12.9% in the prior year period. While our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant reductions in our selling, general, and administrative expenses (a decrease of 35.8% and 38.5% for the three and six months ended June 30, 2009, respectively, compared with the prior year periods), these reductions have been offset by reduced operating leverage resulting from the significant decrease in home sale revenues and lower absorption into inventory of overhead costs due to lower construction volumes. We incurred employee severance costs related to overhead reductions totaling $1.1 million and $2.5 million for the three months ended June 30, 2009 and 2008, respectively, and $3.9 million and $10.2 million during the six months ended June 30, 2009 and 2008, respectively.

Equity income (loss) was ($2.5) million and ($53.0) million for the three and six months ended June 30, 2009, respectively, and ($1.8) million and $1.9 million in the three and six months ended June 30, 2008. The equity loss experienced during the three and six months ended June 30, 2009 included impairments related to investments in unconsolidated joint ventures totaling $2.4 million and $52.9 million, respectively. There were impairments related to investments in unconsolidated joint ventures of $1.7 million during both the three and six months ended June 30, 2008.

Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions, which totaled $0.3 million and $20.1 million for the three months ended June 30, 2009 and 2008, respectively, and $1.0 million and $20.4 million for the six months ended June 30, 2009 and 2008, respectively. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. For the three and six months ended June 30, 2009, Other income (expense), net also includes $10.8 million related to the favorable resolution of certain matters arising from two prior land sale transactions. Additionally, Other income (expense), net includes certain restructuring charges (primarily asset impairments and lease exit costs) of $0.3 million and $2.5 million for the three and six months ended June 30, 2009, respectively, compared to restructuring charges of $0.9 million and $2.1 million for the three and six months ended June 30, 2008, respectively, related to overhead reduction efforts.

For the three and six months ended June 30, 2009, net new order units decreased 34.4% to 3,367 units and 39.4% to 6,389 units, respectively, compared with the same periods in 2008. Cancellation rates for the second quarter were 22%, compared with 29% for the same period in 2008. Most markets continued to have substantial resale and new home inventory, and this, combined with low consumer confidence, difficulties experienced by customers in selling their existing homes, and the restrictive mortgage financing market, has resulted in reduced net new orders.

The dollar value of net new orders decreased 39.0% and 42.6% for the three and six months ended June 30, 2009, respectively, compared with the same periods in 2008. At June 30, 2009 we had 497 active communities, a decrease of 26.2% from June 30, 2008. Ending backlog, which represents orders for homes that have not yet closed, was 3,916 units at June 30, 2009 with a dollar value of $1.1 billion, declines of 52.6% and 56.4%, respectively, compared with June 30, 2008.

Homebuilding Operations – Summary (continued)

We had 4,517 and 5,058 homes in production at June 30, 2009 and December 31, 2008, respectively, excluding 1,229 and 1,372 model homes, respectively. Included in our total homes in production were 1,815 and 3,509 homes that were unsold to customers at June 30, 2009 and December 31, 2008, respectively, of which 788 and 1,857 homes, respectively, were completed.

At June 30, 2009 and December 31, 2008, our Homebuilding operations controlled 118,470 and 120,796 lots, respectively. Of these controlled lots, 96,721 and 97,473 lots were owned and 21,110 and 23,250 lots were under option agreements approved for purchase at June 30, 2009 and December 31, 2008, respectively. In addition, there were 639 lots and 73 lots under option agreements pending approval at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, we withdrew from land option contracts representing 1,048 lots with purchase prices totaling $34.7 million and 1,152 lots valued at $43.3 million, respectively.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.2 billion at June 30, 2009. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $227.5 million, of which $1.4 million is refundable. This balance excludes $19.5 million of contingent payment obligations which may or may not become actual obligations to us.

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

Atlantic Coast:

Atlantic Coast Area includes the following states:

Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey,

New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Gulf Coast Area includes the following states: Florida, Texas

Midwest:	Great Lakes Area includes the following states: Colorado, Illinois, Indiana, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states: Arizona, Nevada, New Mexico

*California:	California Area includes the following state: California

*	Our homebuilding operations located in Reno, Nevada are reported in the California segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Home sale revenue (settlements):
Atlantic Coast	$180,708	$486,795	$310,953	$860,944
Gulf Coast	155,106	320,219	298,718	613,546
Midwest	69,962	171,873	140,340	339,637
Southwest	138,231	370,455	273,621	723,478
California	109,704	205,795	194,812	413,963

	$653,711	$1,555,137	$1,218,444	$2,951,568

Income (loss) before income taxes:
Atlantic Coast	$(33,987)	$5,149	$(170,604)	$(48,728)
Gulf Coast	(40,624)	(13,841)	(146,072)	(170,948)
Midwest	(9,758)	(37,251)	(47,804)	(53,142)
Southwest	(43,983)	(91,238)	(176,483)	(389,401)
California	(24,229)	(27,584)	(69,702)	(128,218)
Unallocated (a)	(34,902)	(56,556)	(84,251)	(136,014)

	$(187,483)	$(221,321)	$(694,916)	$(926,451)

Unit settlements:
Atlantic Coast	597	1,424	1,035	2,565
Gulf Coast	711	1,430	1,367	2,722
Midwest	290	615	563	1,238
Southwest	591	1,423	1,136	2,620
California	311	546	546	1,026

	2,500	5,438	4,647	10,171

Net new orders - units:
Atlantic Coast	916	1,279	1,676	2,605
Gulf Coast	866	1,278	1,622	2,801
Midwest	390	700	788	1,279
Southwest	850	1,420	1,612	2,887
California	345	456	691	963

	3,367	5,133	6,389	10,535

Unit backlog:
Atlantic Coast			1,217	2,112
Gulf Coast			944	2,201
Midwest			496	869
Southwest			870	2,277
California			389	795

			3,916	8,254

(a)	Unallocated includes amortization of capitalized interest of $33.3 million and $38.6 million for the three months ended June 30, 2009 and 2008, respectively, and $88.3 million and $97.1 million for the six months ended June 30, 2009 and 2008, respectively, and certain shared services that benefit all operating segments, the costs of which are not allocated to the operating segments reported above.

Homebuilding Segment Operations (continued)

	As of June 30, 2009	As of December 31, 2008
Controlled lots:
Atlantic Coast	20,718	21,327
Gulf Coast	40,568	41,840
Midwest	9,150	9,187
Southwest	37,796	36,920
California	10,238	11,522

	118,470	120,796

Atlantic Coast:

For the second quarter of 2009, Atlantic Coast home sale revenues decreased 62.9% compared with the prior year period due to a 58.1% decrease in unit settlements combined with a 11.5% decrease in the average selling price. The increase in the loss before income taxes was primarily attributable to these lower revenues and decreased gross margins (excluding land-related charges) from the prior year period, offset by a decrease in land-related charges to $21.3 million in the second quarter of 2009 from $25.6 million in the prior year period. Net new order units decreased 28.4% due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 20% and 27% in the second quarter of 2009 and 2008, respectively.

For the six months ended June 30, 2009, Atlantic Coast home sale revenues decreased 63.9% compared with the prior year period due to a 59.6% decrease in unit settlements combined with a 10.5% decrease in the average selling price. Our New England market experienced the most significant decrease in average selling price. The increase in the loss before income taxes was attributable to these lower revenues combined with higher land-related charges of $104.7 million in 2009 compared with $88.3 million in 2008 and impairments of $31.1 million in 2009 related to an unconsolidated joint venture. Gross margins excluding land-related charges also deteriorated from the prior year period. Net new order units decreased 35.7% compared with the prior year period due to lower demand and a reduction in the number of active communities.

Gulf Coast:

For the second quarter of 2009, Gulf Coast home sale revenues decreased 51.6% compared with the prior year period due to a 50.3% decrease in unit settlements combined with a 2.6% decrease in the average selling price, although two of our Texas markets experienced a modest increase in average selling price. The reduction in income before income taxes in the second quarter of 2009 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges). Land-related charges increased to $33.2 million in the second quarter of 2009 compared with $18.0 million in the prior year period. Net new order units declined by 32.2% overall compared with the prior year period due to lower demand and a reduction in the number of active communities. The cancellation rate was 22% and 30% in the second quarter of 2009 and 2008, respectively.

For the six months ended June 30, 2009, Gulf Coast home sale revenues decreased 51.3% compared with the prior year period due to a 49.8% decrease in unit settlements combined with a 3.1% decrease in the average selling price. Each of our Gulf Coast markets experienced declines in unit settlements. The decrease in the loss before income taxes was attributable to lower land-related charges, totaling $125.0 million, compared with $167.5 million in the prior year period and gross margins (excluding land-related charges) that remained consistent with the prior year period. Net new order units declined by 42.1% compared with the prior year period due to the difficult market conditions and a reduction in the number of active communities.

Homebuilding Segment Operations (continued)

Midwest:

Midwest home sale revenues decreased 59.3% during the quarter compared with the prior year period due to a 52.8% decrease in unit settlements combined with a 13.7% decrease in the average selling price. The loss before income taxes decreased in the second quarter of 2009 compared with the second quarter of 2008 primarily due to a decrease in land-related charges to $7.2 million from $37.0 million in the prior year period. Gross margins excluding land-related charges were lower compared with the prior period. Net new order units declined by 44.3%, primarily in our Michigan and Illinois markets, due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate in the second quarter of 2009 was 19% compared with 18% in the same period in 2008.

For the six months ended June 30, 2009, Midwest home sale revenues decreased 58.7% compared with the prior year period due to a 54.5% decrease in unit settlements combined with a 9.1% decrease in the average selling price. Each market experienced lower revenues compared with the prior year period. The loss before income taxes improved in 2009 compared with 2008 primarily due to a decrease in land-related charges to $35.0 million from $51.1 million. Gross margins excluding land-related charges decreased between the two periods. Net new order units declined by 38.4% due to the difficult market conditions and a significant reduction in the number of active communities.

Southwest:

For the three months ended June 30, 2009, Southwest home sale revenues decreased 62.7% compared with the prior year period due to a 58.5% decrease in unit settlements combined with a 10.2% decrease in average selling prices. The loss before income taxes in the second quarter of 2009 resulted primarily from land-related charges totaling $20.8 million, although these charges were less than the land-related charges of $100.5 million in the prior year period. Gross margins excluding land-related charges were significantly lower in the second quarter of 2009 compared with the prior year period. Reduced revenues and lower gross margins were offset by decreased land-related charges resulting in a significant decrease in the loss before income taxes compared with the prior year period. Net new order units declined by 40.1%, primarily in our Phoenix and Las Vegas markets, due to the difficult market conditions and a reduction in the number of active communities. The cancellation rate was 22% and 29% in the second quarter of 2009 and 2008, respectively.

For the six months ended June 30, 2009, Southwest home sale revenues decreased 62.2% compared with the prior year period due to a 56.6% decrease in unit settlements combined with a 12.8% decrease in average selling prices. Southwest loss before income taxes decreased despite the reduction in revenues and lower gross margins (excluding land-related charges). The decrease in loss before income taxes was primarily attributable to lower land-related charges, totaling $111.1 million compared with $400.2 million in the prior year period. In addition, Southwest’s results for the six months ended June 30, 2009 included impairments of $19.3 million related to an unconsolidated joint venture. Net new order units declined by 44.2% due to the difficult market conditions and a reduction in the number of active communities.

California:

For the second quarter of 2009, California home sale revenues decreased 46.7% compared with the prior year period due to a 43.0% decrease in unit settlements combined with a 6.4% decrease in average selling prices although our Sacramento/Reno market experienced a modest increase in average selling price. Each of our California markets experienced home sale revenue reductions, and this was particularly pronounced in Southern California. The loss before income taxes resulted from these lower revenues, reductions in gross margins (excluding land-related charges), and land-related charges totaling $24.1 million. However, the loss before income taxes was lower than in the second quarter of 2008 primarily due to lower land-related charges, which totaled $25.3 million in the prior year period. Net new order units declined by 24.3% in the second quarter of 2009 compared with the same period in the prior year due to the difficult market conditions and a significant reduction in the number of active communities. The cancellation rate was 27% and 42% in the second quarter of 2009 and 2008, respectively.

For the six months ended June 30, 2009, California home sales revenue decreased 52.9% compared with the prior year period due to a 46.8% decrease in unit settlements combined with an 11.6% decrease in average selling prices. The loss before income taxes resulted from these lower revenues, lower gross margins (excluding land-related charges), and land-related charges totaling $58.8 million. However, the loss before income taxes was lower than in the second quarter of 2009 due to the prior year period including land-related charges totaling $129.8 million. Net new order units declined by 28.2% due to the difficult market conditions and a significant reduction in the number of active communities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mortgage operations revenues	$18,354	$35,262	$34,924	$75,264
Title services revenues	2,344	3,683	4,323	7,169

Total Financial Services revenues	20,698	38,945	39,247	82,433
Expenses	(30,072)	(28,158)	(49,375)	(56,632)
Equity income	4	15	10	45

Income (loss) before income taxes	$(9,370)	$10,802	$(10,118)	$25,846

Total originations:
Loans	1,890	3,931	3,501	7,445

Principal	$404,902	$877,293	$748,444	$1,680,698

Total Financial Services revenues for the three and six months ended June 30, 2009 decreased 46.9% and 52.4%, respectively, compared with the same periods in the prior year. The decrease was attributable to lower home settlements in the three and six months ended June 30, 2009, compared with the same periods in 2008. Interest income, which is included in mortgage operations revenues, was 64.7% and 51.6% lower in the three and six months ended June 30, 2009 and 2008, respectively, primarily due to significant decreases in loan origination volumes. Title services revenues for the three and six months ended June 30, 2009 decreased 36.4% and 39.7%, respectively, compared with the same periods in the prior year due to the decline in home settlements.

Mortgage origination unit volume decreased 51.9% and 53.0% while mortgage origination principal volume decreased 53.8% and 55.5% for the three and six months ended June 30, 2009, respectively, compared with the same periods in the prior year. The decrease in unit volume is due primarily to lower home settlements. Agency production in both the three and six months ended June 30, 2009 for funded originations were each 99.7%, compared with 98.6% and 97.2% for the same periods in the prior year. Within the funded agency originations, FHA loans were approximately 33.6% and 31.8% of the loans funded during the three and six months ended June 30, 2009, respectively, compared with 24.0% and 19.0% in the prior year periods. Our capture rates for the second quarter of 2009 decreased to 91.1%, compared with 92.3% in the prior year. Capture rates for the six months ended June 30, 2009 were 91.3%, compared with 91.2% in the prior year period. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with lower average selling prices, which reduced the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing 94.8% and 94.7% of Pulte Mortgage unit production for the three and six months ended June 30, 2009, respectively, and 99.5% and 99.4% of Pulte Mortgage unit production for the three and six months ended June 30, 2008, respectively. At June 30, 2009, our loan application backlog was $629.3 million, compared with $1.5 billion at June 30, 2008.

Financial Services Operations (continued)

Substantially all loan production consists of fixed rate loans, the majority of which are prime, conforming loans. Prime loans are defined as full documentation first mortgages with FICO scores of 621 or higher. Alt-A loans are defined as non-full documentation first mortgages with FICO scores of 621 or higher. Sub-prime loans are defined as first mortgages with FICO scores of 620 or lower. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained, as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.

For the three and six months ended June 30, 2009, Financial Services experienced a loss before income taxes of $9.4 million and $10.1 million, respectively, compared with income before income taxes of $10.8 million and $25.8 million during the respective prior year periods, primarily due to decreased loan origination volumes, lower values of servicing rights, and increased loan loss reserves.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. As a result, our overall loan loss reserves increased to $36.1 million at June 30, 2009 compared with $21.2 million at December 31, 2008. Loan loss provisions included in expenses totaled $15.5 million and $18.8 million for the three and six months ended June 30, 2009, respectively, compared with $4.5 million and $5.7 million, respectively, for the three and six months ended June 30, 2008.

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

The following table presents other non-operating expenses for the three and six months ended June 30, 2009 and 2008 ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net interest income	$2,211	$5,644	$5,261	$12,118
Other income (expenses), net	7,713	(10,352)	598	(19,796)

Loss before income taxes	$9,924	$(4,708)	$5,859	$(7,678)

The decrease in net interest income from the prior year period resulted from significantly lower interest rates on our invested cash balances. The decrease in other expenses is primarily due to a gain of $15.9 million during May and June 2009, related to the repurchase of $192.9 million of our senior notes. The three and six months ended June 30, 2008 included a loss of $1.6 million related to the repurchase of $313.4 million of our senior notes due 2009. Additionally, compensation-related expenses were lower during the three and six months ended June 30, 2009, compared with the prior year.

Interest capitalized into homebuilding inventory is charged to home cost of revenues based on the cyclical timing of our unit settlements over a period that approximates the average life cycle of our communities. Interest capitalized during the six months ended June 30, 2009 decreased primarily due to the repurchase of $313.4 million of senior notes in June 2008, resulting in a reduction of interest incurred during the first half of 2009 compared with the prior year period. Interest expensed to homebuilding cost of revenues for the three and six months ended June 30, 2009 includes $10.2 million and $42.0 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $12.1 million and $45.1 million, respectively, for the three and six months ended June 30, 2008. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest in inventory, beginning of period	$168,351	$159,551	$170,020	$160,598
Interest capitalized	52,365	55,966	105,701	113,411
Interest expensed	(33,318)	(38,632)	(88,323)	(97,124)

Interest in inventory, end of period	$187,398	$176,885	$187,398	$176,885

Interest incurred*	$52,802	$56,674	$106,616	$114,867

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Income taxes were provided at effective tax rates of 1% for both the three and six months ended June 30, 2009, compared with effective tax rates of 26% and 6% for the prior year periods. The significant change in the our effective tax rate resulted primarily from adjustments during 2008 to the valuation allowance recorded against our deferred tax assets.

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

At June 30, 2009, we had cash and equivalents of $1.6 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $3.0 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $28.4 million. Sources of our working capital include our cash and equivalents, our Credit Facility, our unsecured letter of credit facility (the “LOC Agreement”), and Pulte Mortgage’s master repurchase agreement (the “Repurchase Agreement”).

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

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Pulte Mortgage debt, was 58.0% at June 30, 2009, and 38.4% net of cash and equivalents.

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $1.0 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At June 30, 2009, we had no borrowings outstanding and availability of $703 million under the Credit Facility after consideration of $297 million of outstanding letters of credit. As a result, the borrowing base limitation of $712 million did not restrict our borrowing availability at June 30, 2009. However, our ability to utilize the full capacity of the Credit Facility may be limited in the future under the terms of the borrowing base.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended June 30, 2009 was negative 0.68. We maintained the required cash and equivalents of $391.9 million within the liquidity reserve accounts at June 30, 2009, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four fiscal quarters exceeds interest income over the last four fiscal quarters as of March 31, 2009, excluding Financial services. For the period ending September 30, 2009, we will be required to maintain cash and equivalents of $391.6 million within the liquidity reserve accounts, calculated as of June 30, 2009.

Liquidity and Capital Resources (continued)

The Credit Facility contains certain financial covenants. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At June 30, 2009, our debt-to-total capitalization ratio (as defined in the Credit Facility) was 53.3% (compared with the requirement not to exceed 55.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $41.0 million. In the event market conditions deteriorate in the future or we incur additional land-related charges, our compliance with the required covenant levels may be adversely impacted. Violations of any of the covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which could require replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $3.0 billion of senior notes. Based on current market conditions, we believe that we would most likely need to take action in order to avoid violating at least one of the financial covenants, potentially as early as September 30, 2009. Such actions could include: reductions of outstanding debt, either via a tender offer or open market repurchases; issuing equity either for cash or in exchange for existing debt; negotiating changes to the Credit Facility’s financial covenants with our group of lenders; terminating the Credit Facility, which would release the funds currently maintained in the liquidity reserve accounts, and using our available cash to collateralize required letters of credit; or replacing the Credit Facility with a separate letter of credit facility, similar to our existing LOC Agreement. While there can be no assurances that we could complete any of these actions given the uncertainties in the homebuilding industry and the financial markets, we believe that the combination of these potential actions will allow us to avoid any violations of covenants under either the Credit Facility or senior notes for the near term. Additionally, we plan to use a significant portion of our combined post-merger cash balance after completing the Centex merger to reduce our combined post-merger debt by in excess of $1.0 billion in the third quarter of 2009. If completed, we expect that the combination of the Centex merger and planned post-merger debt repurchases will provide additional flexibility with respect to our ability to comply with these financial covenants.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its Repurchase Agreement. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At June 30, 2009, Pulte Mortgage had $28.4 million outstanding under its $70 million Repurchase Agreement, which expires May 14, 2010. The Repurchase Agreement contains various affirmative and negative covenants, including the following financial covenants: (i) adjusted tangible net worth shall not be less than $52.8 million; (ii) the adjusted tangible net worth ratio shall not be more than 10.0 to 1.0; (iii) quarterly net income shall not be less than $1; and (iv) liquidity shall be no less than $15.0 million. For the second quarter, Pulte Mortgage experienced a net loss. As a result, we made capital contributions of $6.3 million to Pulte Mortgage in July 2009 to cure the shortfall under the net income covenant. In the future, we do not have the option to cure shortfalls under the net income covenant with additional capital contributions. Based on current market conditions, there is significant risk that Pulte Mortgage may not be able to comply with at least one of the required covenants as early as September 30, 2009. Violations of any of the covenants in the Repurchase Agreement, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. Additionally, given the uncertainty in the capital markets, there can be no assurances that we will be able to renew the Repurchase Agreement or replace it on commercially reasonable terms upon its expiration on May 14, 2010. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs. On July 31, 2009, Pulte Mortgage entered into a master repurchase agreement with Bank of America, N.A., which expires on July 30, 2010 and provides advances for up to $35 million, increasing to $70 million upon completion of the Centex merger. There is no accordion feature. The other terms and conditions of the master repurchase agreement with Bank of America, N.A., including the financial covenants, are substantially similar to those under the Repurchase Agreement.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the second quarter of 2009. We had remaining authorization to purchase common stock aggregating $102.3 million at June 30, 2009.

Our net cash provided by operating activities for the six months ended June 30, 2009 was $400.0 million, compared with $489.3 million for the six months ended June 30, 2008. The primary drivers of cash flow from operations are inventory levels and profitability. For the six months ended June 30, 2009 and 2008, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities. In addition, during the six months ended June 30, 2009, we received a federal income tax refund of $362.0 million compared with $212.1 million during the prior year period.

Liquidity and Capital Resources (continued)

Cash used in investing activities was $31.6 million for the six months ended June 30, 2009, compared with $42.5 million for the six months ended June 30, 2008. The decrease in cash used in investing activities resulted primarily from lower capital contributions to our joint ventures.

Net cash used in financing activities totaled $389.3 million for the six months ended June 30, 2009, compared with $519.7 million for the six months ended June 30, 2008. The decrease in cash used in financing activities was largely attributable to reductions in outstanding borrowings under various credit arrangements as a result of the lower volumes in our Homebuilding and Financial Services operations. Repayment of other borrowings includes repurchases of our senior notes totaling $175.8 million and $313.4 million (representing $192.9 million and $313.4 million of principal reduction, respectively,) for the six months ended June 30, 2009 and 2008, respectively. In addition, on November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on our common stock effective in the first quarter of 2009.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in many of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected.

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

Contractual Obligations

Our consolidated contractual obligations as of June 30, 2009 did not change materially from those disclosed in “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

At June 30, 2009 and December 31, 2008, aggregate outstanding debt of unconsolidated joint ventures was $73.3 million and $84.0 million, respectively, of which our proportionate share of such joint venture debt was $35.5 million and $39.8 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $28.3 million and $32.1 million of such joint venture debt at June 30, 2009 and December 31, 2008, respectively. See Note 4 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2009, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of June 30, 2009 for the years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$25,412	$—	$673,563	$—	$225,215	$2,056,861	$2,981,051	$2,444,167
Average interest rate	4.88%	—	7.95%	—	6.25%	6.28%	6.64%
Limited recourse collateralized financing	$573	$890	$890	$74	$—	$—	$2,427	$2,427
Average interest rate	2.81%	7.25%	7.25%	7.25%	—	—	6.20%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) interest rate changes and the availability of mortgage financing; (2) continued volatility and potential further deterioration in the debt and equity markets; (3) competition; (4) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (5) the availability and cost of insurance covering risks associated with the Company’s business; (6) shortages and the cost of labor; (7) adverse weather conditions which may slowdown the construction of, or damage, new homes built by the Company; (8) slow growth initiatives and/or local building moratoria; (9) the ability to utilize net operating losses, built-in losses and other tax credit carryforwards; (10) governmental regulation, including the effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act and the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) terrorist acts and other acts of war; (13) the failure of Centex’s stockholders to approve the proposed merger; (14) the failure of Pulte’s stockholders to approve either the charter amendment increasing the number of authorized shares of Pulte’s common stock or the issuance of Pulte’s common stock to Centex stockholders; (15) the possibility that the proposed transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions; (16) the possibility that the expected efficiencies and cost savings of the proposed transaction will not be realized, or will not be realized within the expected time period; (17) the risk that the Pulte and Centex businesses will not be integrated successfully; (18) disruption from the proposed transaction making it more difficult to maintain business and operational relationships; and (19) other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to Pulte’s business. Pulte undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in Pulte’s expectations.

Item 4.	Controls and Procedures

Management, including our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon, and as of the date of, that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2009 to April 30, 2009	—	$—	—	$102,342	(1)

May 1, 2009 to May 31, 2009	5,740	10.13	—	$102,342	(1)

June 1, 2009 to June 30, 2009	—	—	—	$102,342	(1)

Total	5,740	$10.13	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the second quarter of 2009, a total of 5,740 shares were surrendered by employees for payment of exercise price or minimum tax obligations upon the exercise or vesting of stock options or restricted stock and were not repurchased as part of our publicly announced stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 14, 2009. The following matters were considered and acted upon, with the results indicated below.

	Shares Voted For	Shares Withheld
Election of Directors -

Debra J. Kelly-Ennis	109,458,668	116,012,250
Bernard W. Reznicek	109,747,757	115,723,161
Richard G. Wolford	111,172,621	114,298,297

The following directors have terms of office that will expire in 2010 or 2011 and accordingly, were not up for election at our Annual Meeting of Shareholders held on May 14, 2009:

2010	2011
William J. Pulte	Cheryl W. Grisé
Richard J. Dugas, Jr.	William B. Smith
David N. McCammon	Brian P. Anderson
Patrick J. O’Leary

	For	Against	Abstaining	Non-Votes
The approval of an amendment of our Restated Articles of Incorporation to restrict certain transfers of Pulte common shares in order to preserve the tax treatment of the Company’s net operating losses and other tax benefits.	125,141,284	75,468,302	62,063	24,799,269

The approval of an amendment to the Pulte Homes, Inc. 2004 Stock Incentive Plan to increase the number of Pulte common shares available under the plan and to amend the performance measures applicable to performance-based awards that may be granted under the plan.	121,357,240	79,143,713	170,696	24,799,269

The ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm.	215,329,004	10,078,060	63,854	0

A shareholder proposal requesting the election of directors by a majority, rather than plurality, vote.	92,404,458	108,134,273	132,918	24,799,269

A shareholder proposal requesting the declassification of the Board of Directors.	142,637,850	57,791,507	242,292	24,799,269

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

	For	Against	Abstaining	Non-Votes
A shareholder proposal requesting an amendment to the Company’s bylaws to require that the Chairman of the Board of Directors be an independent director.	64,062,225	136,019,351	590,073	24,799,269

A shareholder proposal regarding the use of performance-based options.	76,783,751	123,195,401	692,497	24,799,269

A shareholder proposal requesting annual advisory votes on executive compensation.	90,232,928	77,648,487	32,790,234	24,799,269

A shareholder proposal requesting that the Compensation Committee review and report on the Company’s compensation policies.	17,401,524	179,779,853	3,490,272	24,799,269

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among Pulte Homes, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Articles of Incorporation, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-4, Registration No. 333-62518)

3(b)	Certificate of Amendment to the Articles of Incorporation of Pulte Homes, Inc. (Dated May 16, 2005) (Incorporated by reference to Exhibit 3(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3(c)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(d)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Section 382 Rights Agreement, dated as of March 5, 2009, between PHM and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4 of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

Item 6. Exhibits (continued)

Exhibit Number and Description (continued)

4(c)	First Amendment to Section 382 Rights Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on April 10, 2009)

10(a)	Consulting Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Timothy R. Eller (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on April 10, 2009)

10(b)	Master Repurchase Agreement dated as of May 15, 2009 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 20, 2009)

10(c)	Facility Agreement dated as of June 23, 2009 among Pulte Homes, Inc., Various Financial Institutions, and Deutsche Bank AG, New York Branch (Incorporated by reference to exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on June 26, 2009)

10(d)	Schedule 1.1 (b) to Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (filed herewith)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: August 7, 2009