Form 10-Q
period 2009-09-30
PULTE HOMES INC/MI/
filed 2009-11-06
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of common stock outstanding as of October 31, 2009: 380,367,107

PULTE HOMES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTE HOMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,516,623	$1,655,264
Restricted cash	34,495	—
Unfunded settlements	15,124	11,988
House and land inventory	5,630,816	4,201,289
Land held for sale	93,193	164,954
Land, not owned, under option agreements	203,525	171,101
Residential mortgage loans available-for-sale	225,798	297,755
Investments in unconsolidated entities	70,614	134,886
Goodwill	1,394,965	—
Intangible assets, net	193,823	102,554
Other assets	826,828	595,098
Income taxes receivable	39,082	373,569
Deferred income tax assets, net	37,587	—

	$10,282,473	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $102,807 and $100,232 in 2009 and 2008, respectively	$333,467	$218,135
Customer deposits	93,596	40,950
Accrued and other liabilities	1,912,899	1,079,195
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	63,590	237,560
Income tax liabilities	285,596	130,615
Senior notes	4,279,915	3,166,305

Total liabilities	6,969,063	4,872,760

Equity:
Equity attributable to Pulte Homes, Inc.	3,309,389	2,835,698
Noncontrolling interests	4,021	—

Total equity	3,313,410	2,835,698

	$10,282,473	$7,708,458

Note: The Condensed Consolidated Balance Sheet at December 31, 2008, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Homebuilding
Home sale revenues	$1,053,787	$1,508,825	$2,272,231	$4,460,393
Land sale revenues	3,004	12,964	7,785	39,973

	1,056,791	1,521,789	2,280,016	4,500,366
Financial Services	34,303	36,438	73,550	118,871

	1,091,094	1,558,227	2,353,566	4,619,237

Homebuilding Cost of Revenues:
Home cost of revenues	1,080,256	1,599,064	2,703,085	4,981,387
Land cost of revenues	12,492	27,910	24,760	160,979

	1,092,748	1,626,974	2,727,845	5,142,366

Financial Services expenses	42,921	26,348	92,296	82,980
Selling, general and administrative expenses	221,538	200,350	470,360	598,135
Other expense (income), net	89,819	2,098	70,407	15,674
Interest income	(1,814)	(6,362)	(7,989)	(19,936)
Interest expense	431	723	1,345	2,179
Equity loss (income) from unconsolidated entities	4,170	2,687	57,196	713

Loss from continuing operations before income taxes	(358,719)	(294,591)	(1,057,894)	(1,202,874)
Income tax expense (benefit)	2,668	(14,204)	7,776	(67,926)

Net loss	$(361,387)	$(280,387)	$(1,065,670)	$(1,134,948)

Per share data:
Net loss:
Basic and diluted	$(1.15)	$(1.11)	$(3.88)	$(4.48)

Cash dividends declared	$—	$0.04	$—	$0.12

Number of shares used in calculation:
Basic and diluted	312,996	253,582	274,327	253,401

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

($000’s omitted, except per share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained	Equity Attributable to	Non- Controlling	Total Equity
	Shares	$	Capital	Income (Loss)	Earnings	Pulte Homes, Inc.	Interests
Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698	$—	$2,835,698
Stock option exercises	338	3	2,602	—	—	2,605	—	2,605
Stock awards, net of cancellations	263	3	(3)	—	—	—	—	—
Stock issued for Centex merger	122,178	1,222	1,502,761	—	—	1,503,983	—	1,503,983
Stock repurchases	(551)	(6)	(3,881)	—	(2,568)	(6,455)	—	(6,455)
Stock-based compensation	—	—	35,603	—	—	35,603	—	35,603
Consolidation of noncontrolling interests	—	—	—	—	—	—	4,021	4,021
Comprehensive income (loss):						—		—
Net loss	—	—	—	—	(1,065,670)	(1,065,670)	—	(1,065,670)
Change in fair value of derivatives, net of tax	—	—	—	630	—	630	—	630
Foreign currency translation adjustments	—	—	—	2,995	—	2,995	—	2,995

Total comprehensive loss	—	—	—	—	—	(1,062,045)	—	(1,062,045)

Shareholders’ Equity, September 30, 2009	380,397	$3,804	$2,931,872	$(474)	$374,187	$3,309,389	$4,021	$3,313,410

Shareholders’ Equity, January 1, 2008	257,099	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193	$—	$4,320,193
Stock option exercises	233	2	1,865	—	—	1,867	—	1,867
Excess tax benefits (deficiencies) from stock-based compensation	—	—	(6,305)	—	—	(6,305)	—	(6,305)
Stock awards, net of cancellations	629	4	(4)	—	—	—	—	—
Cash dividends declared - $0.12 per share	—	—	—	—	(30,851)	(30,851)	—	(30,851)
Stock repurchases	(483)	(2)	(1,348)	—	(2,674)	(4,024)	—	(4,024)
Stock-based compensation	—	—	35,562	—	—	35,562	—	35,562
Comprehensive income (loss):						—		—
Net loss	—	—	—	—	(1,134,948)	(1,134,948)	—	(1,134,948)
Change in fair value of derivatives, net of tax	—	—	—	1,325	—	1,325	—	1,325
Foreign currency translation adjustments	—	—	—	540	—	540	—	540

Total comprehensive loss	—	—	—	—	—	(1,133,083)	—	(1,133,083)

Shareholders’ Equity, September 30, 2008	257,478	$2,575	$1,392,274	$(3,018)	$1,791,528	$3,183,359	$—	$3,183,359

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,065,670)	$(1,134,948)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	634,724	1,147,190
Amortization and depreciation	39,342	57,541
Stock-based compensation expense	35,603	35,562
Deferred income taxes	—	(142,298)
Equity loss (income) from unconsolidated entities	57,196	713
Distributions of earnings from unconsolidated entities	890	2,561
Loss on debt repurchases	31,501	1,594
Other, net	6,147	(854)
Increase (decrease) in cash due to:
Restricted Cash	10,458	—
Inventories	40,529	567,525
Residential mortgage loans available-for-sale	201,924	228,279
Income taxes receivable	363,310	231,418
Other assets	136,673	66,342
Accounts payable, accrued and other liabilities	(167,776)	(330,275)
Income tax liabilities	5,660	32,963

Net cash provided by operating activities	330,511	763,313

Cash flows from investing activities:
Distributions from unconsolidated entities	3,393	6,038
Investments in unconsolidated entities	(28,451)	(49,554)
Cash acquired with Centex merger, net of cash used	1,748,742	—
Net change in loans held for investment	12,526	2,085
Proceeds from the sale of fixed assets	1,547	4,903
Capital expenditures	(25,458)	(14,507)

Net cash provided by (used in) investing activities	1,712,299	(51,035)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(173,970)	(248,204)
Repayment of other borrowings	(2,004,201)	(317,997)
Issuance of common stock	2,605	1,867
Stock repurchases	(6,455)	(4,024)
Dividends paid	—	(30,851)

Net cash used in financing activities	(2,182,021)	(599,209)

Effect of exchange rate changes on cash and equivalents	570	512

Net increase (decrease) in cash and equivalents	(138,641)	113,581
Cash and equivalents at beginning of period	1,655,264	1,060,311

Cash and equivalents at end of period	$1,516,623	$1,173,892

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$26,306	$28,884

Income taxes refunded, net	$(362,864)	$(183,704)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Homes, Inc. and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), Centex Corporation (“Centex”), and other subsidiaries that are engaged in the homebuilding business. The Company also has mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

On August 18, 2009, the Company completed the acquisition of Centex through the merger of Pulte’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among Pulte, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of Pulte. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation, including a revised presentation of the Consolidated Statements of Operations.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following (000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Loss on debt retirements	$47,402	$3	$31,501	$1,594
Write-off of deposits and pre-acquisition costs	17,209	(931)	18,181	19,428
Lease exit and related costs	12,205	205	14,964	2,287
Amortization of intangible assets	4,656	2,038	8,733	6,114
Miscellaneous expense (income), net	8,347	783	(2,972)	(13,749)

	$89,819	$2,098	$70,407	$15,674

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2009 and 2008, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Effective January 1, 2009, the Company adopted the two-class method as required by Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” (“ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock and restricted stock units are considered participating securities under the ASC. The following table presents the reconciliation of earnings per share (000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(361,387)	$(280,387)	$(1,065,670)	$(1,134,948)
Earnings attributable to restricted shareholders	—	(151)	—	(463)

Net loss available to common shareholders	$(361,387)	$(280,538)	$(1,065,670)	$(1,135,411)

Per share data:
Net loss (basic and diluted)	$(1.15)	$(1.11)	$(3.88)	$(4.48)
Earnings attributable to restricted shareholders	—	—	—	—

Net loss available to common shareholders (basic and diluted)	$(1.15)	$(1.11)	$(3.88)	$(4.48)

Number of shares used in calculation:
Basic and diluted	312,996	253,582	274,327	253,401

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company will provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under ASC 810, “Consolidation” (“ASC 810”), if the entity holding the land under option is a variable interest entity (“VIE”), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then the Company is required to consolidate the VIE, though creditors of the VIE have no recourse against the Company.

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary based upon an analysis of the expected gains and losses of the entity. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. The Company’s evaluation of expected gains and losses includes consideration of a number of factors, including the size of the Company’s initial investment relative to the overall contract price, the risk of obtaining necessary entitlement approvals, the risk related to land development required under the land option agreement, and the risk of potential changes in market value of the land under contract during the contract period.

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate, the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. As of September 30, 2009 and December 31, 2008, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements with scheduled expiration dates through 2010. As a result, the Company recorded $51.3 million and $13.9 million at September 30, 2009 and December 31, 2008, respectively, as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. During the third quarter of 2009, in conjunction with the Centex merger, land option agreements were acquired, increasing the number of VIEs consolidated at September 30, 2009 compared with December 31, 2008. The Company did not provide financial or other support to VIEs other than as stipulated in the land option agreements.

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

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $152.2 million and $156.6 million at September 30, 2009 and December 31, 2008, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements. Also included in land, not owned, under option agreements is inventory related to land sales for which the recognition of such sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the land, did not meet the full accrual method criteria under ASC 360-20, “Real Estate Sales.” Such amounts were not material at either September 30, 2009 or December 31, 2008.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements (continued)

The following provides a summary of the Company’s interests in land option agreements as of September 30, 2009 and December 31, 2008 ($000’s omitted):

	September 30, 2009				December 31, 2008
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$8,228	$59,274	$51,319	(a)	$1,923	$15,841	$13,918	(a)
Unconsolidated VIEs	94,029	602,421	—		81,734	600,136	—
Other land option agreements	118,387	426,681	152,206	(b)	141,635	711,182	157,183	(b)

	$220,644	$1,088,376	$203,525		$225,292	$1,327,159	$171,101

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810.
(b)	Represents the remaining purchase price for other consolidated land option agreements, primarily pursuant to ASC 470-40.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price of all land option agreements totaled $1.0 billion at September 30, 2009 and $1.3 billion at December 31, 2008.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a short-term comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty liability, beginning of period	$42,230	$66,359	$58,178	$90,917
Warranty reserves provided	8,962	12,126	20,346	34,751
Liabilities assumed with Centex merger	42,405	—	42,405	—
Payments	(12,106)	(12,905)	(30,302)	(47,594)
Other adjustments	(1,056)	(1,246)	(10,192)	(13,740)

Warranty liability, end of period	$80,435	$64,334	$80,435	$64,334

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” (“ASC 825”) the Company has elected the fair value option for its portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. ASC 825 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At September 30, 2009, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $225.8 million and an aggregate outstanding principal balance of $225.0 million. Interest income on these loans is recorded in Financial Services revenues. The net gain (loss) resulting from changes in fair value of these loans totaled ($3.2) million and ($2.6) million for the three months ended September 30, 2009 and 2008, respectively, and ($4.0) million and ($1.4) million for the nine months ended September 30, 2009 and 2008, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $18.7 million and $19.8 million during the three months ended September 30, 2009 and 2008, respectively, and $40.7 million and $70.2 million for the nine months ended September 30, 2009 and 2008, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $3.2 million and $3.9 million at September 30, 2009 and December 31, 2008, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $11.7 million and $9.5 million during the three months ended September 30, 2009 and 2008, respectively, and $18.9 million and $36.2 million during the nine months ended September 30, 2009 and 2008, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At September 30, 2009, the Company had interest rate lock commitments in the total amount of $296.9 million which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements. At September 30, 2009, the Company had unexpired cash forward contracts and whole loan investor commitments of $457.1 million and $58.6 million, respectively.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At September 30, 2009, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	September 30, 2009
	Other Assets	Other Liabilities
Interest rate lock commitments	$8,031	$1
Forward contracts	262	7,180
Whole loan commitments	1,193	1

	$9,486	$7,182

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission on November 6, 2009.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

Effective January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements” (codified in “ASC 820”), for its non-financial assets and liabilities and for its financial assets and liabilities measured at fair value on a non-recurring basis. ASC 820 provides a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The adoption of ASC 820 for the Company’s non-financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements, though it may in the future. In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (all codified in ASC 820). The Company adopted the FSPs as of January 2009, which did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in “ASC 805”). ASC 805 modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, ASC 805 requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. ASC 805 also modifies the accounting for certain acquired income tax assets and liabilities. ASC 805 is effective for new acquisitions consummated on or after January 1, 2009. The adoption of ASC 805 had a material impact on the Company’s consolidated financial statements for the period ending September 30, 2009 upon the merger with Centex.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in “ASC 810”). ASC 810 requires all entities to report noncontrolling (i.e., minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. ASC 810 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 was effective for the Company beginning on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (codified in “ASC 815”). ASC 815 expands the disclosure requirements regarding an entity’s derivative instruments and hedging activities. ASC 815 was effective for the Company’s fiscal year beginning January 1, 2009, and the required disclosures have been incorporated into the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in “ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards are considered participating securities under ASC 260. ASC 260 was effective for the Company’s fiscal year beginning January 1, 2009 and requires retrospective application. The adoption of the ASC 260 did not have a material impact on the Company’s reported earnings per share.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” (codified in “ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 was effective for the Company for the period ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASC 860 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of ASC 860 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810-10”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of ASC 810-10 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” (codified in “ASC 105”), which created a single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for the Company’s interim and annual periods ending after September 15, 2009. Upon adoption, all existing non-SEC accounting and reporting standards were superseded. All other non-SEC accounting literature not included in the Codification are considered non-authoritative. The required disclosures have been incorporated into and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value. ASU 2009-05 will be effective for the Company’s quarter ended December 31, 2009. The Company is currently evaluating the effects of ASU 2009-05 on its consolidated financial statements.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger

On August 18, 2009, the Company completed the acquisition of Centex through the merger of Pulte’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among Pulte, Pi Nevada Building Company, and Centex (the “Merger Agreement”). As a result of the merger, Centex became a wholly-owned subsidiary of Pulte. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger. For the period from August 19, 2009 to September 30, 2009, Centex’s revenues and net loss were $342.4 million and $45.5 million, respectively.

Pursuant to the terms and conditions of the Merger Agreement, Pulte acquired all of the outstanding shares of Centex common stock at the fixed exchange ratio of 0.975 shares of Pulte common stock for each share of Centex common stock. In addition, the majority of the restricted shares of Centex common stock and restricted stock units with respect to Centex common stock granted under Centex’s employee and director stock plans vested and were converted per the exchange ratio into Pulte common stock or units with respect to Pulte common stock. Each outstanding vested and unvested Centex stock option granted under Centex’s employee and director stock plans was converted into a vested option to purchase shares of Pulte common stock, with adjustments to reflect the exchange ratio.

The Merger Agreement required that, with respect to Centex stock options that were granted with an exercise price less than $40.00 per share, the terms of the converted, vested options to purchase shares of Pulte common stock provided that, if the holder of the option experiences a severance-qualifying termination of employment during the two-year period following the completion of the merger, the stock option remained exercisable until the later of (1) the third anniversary of the date of the termination of employment and (2) the date on which the option would cease to be exercisable in accordance with its terms (or, in either case, if earlier, the expiration of the scheduled term of the option). This provision will result in an immaterial amount of incremental expense in the post-merger period.

The Centex merger was accounted for in accordance with ASC 805, “Business Combinations”. For accounting purposes, Pulte was treated as the acquirer, and the consideration transferred was computed based on Pulte’s common stock closing price of $12.33 per share on August 18, 2009, the date the merger was consummated. The acquired assets and assumed liabilities were recorded by Pulte at their estimated fair values, with certain limited exceptions. Pulte determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired, such excess was assigned to goodwill.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger (continued)

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the acquisition date (000’s omitted, except per share data):

Calculation of consideration transferred
Centex common shares exchanged (including restricted stock)	124,484
Centex restricted stock units exchanged	373

124,857
Exchange ratio	0.975

Pulte common shares and restricted stock units issued	121,736
Closing price per share of Pulte common stock, as of August 18, 2009	$12.33

Consideration attributable to common stock	$1,501,005
Consideration attributable to Pulte equity awards exchanged for Centex equity awards (a)	4,036
Cash paid for fractional shares	50

Total consideration transferred	$1,505,091

Assets acquired and liabilities assumed
Cash and equivalents	$1,748,792
Restricted cash	24,037
Inventory	2,088,094
Residential mortgage loans available-for sale	129,955
Intangible assets	100,000
Goodwill (b)	1,394,965
Other assets	459,772

Total assets acquired	5,945,615

Accounts payable	(113,070)
Accrued and other liabilities	(1,094,466)
Income tax liabilities	(147,672)
Senior notes	(3,085,316)

Total liabilities assumed	(4,440,524)

Total net assets acquired	$1,505,091

(a)	Reflects the portion of the fair value of the awards attributable to pre-merger employee service. The remaining fair value of the awards will be recognized in Pulte’s operating results over the applicable periods.
(b)	Goodwill resulting from the Centex merger is not deductible for federal income tax purposes, though Centex has approximately $40 million of goodwill deductible for tax purposes related to prior acquisitions. The assignment of goodwill to reporting units has not yet been completed.

Cash and equivalents, other assets, accounts payable, and accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Because Centex had elected the fair value option under ASC 825 for its residential mortgage loans available-for-sale, the historical carrying value of such assets equaled their fair value. Income tax receivables and liabilities were recorded at historical carrying values in accordance with ASC 805. The fair value of assumed senior notes was determined based on quoted market prices.

The Company determined the fair value of inventory on a community-by-community basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models, though independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. See Note 4 for additional discussion of the factors impacting the fair value of land inventory.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger (continued)

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. The remaining $4.0 million related to acquired backlog at August 18, 2009 and will be amortized as the related customer orders close. Amortization expense for these assets totaled $2.6 million for the three and nine month ended September 30, 2009, which is included in the Condensed Consolidated Statement of Operations within other expense (income), net.

The Company has completed the majority of its business combination accounting as of September 30, 2009 and expects to substantially complete the remainder in the fourth quarter of 2009. As of September 30, 2009, the Company had not received final valuations from certain independent valuation specialists, including the valuation of acquired property and equipment and assumed casualty insurance liabilities. Additionally, the Company had not completed its final review of the valuation of acquired inventory, investments in unconsolidated entities, income taxes and deferred income tax assets and liabilities, and certain other assets and liabilities. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Goodwill largely consists of expected synergies resulting from the acquisition and the estimated economic value attributable to Centex’s deferred tax assets. The Company expects the combined entity to achieve significant savings in corporate and divisional overhead costs and interest costs. Additional synergies are expected in the areas of purchasing leverage and integrating the combined organization’s best practices in operational effectiveness. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.

Transaction and integration costs

Transaction and integration costs directly related to the Centex merger, excluding the impact of restructuring costs and acquisition accounting adjustments, totaled $31.9 million and $37.6 million for the three and nine months ended September 30, 2009, the majority of which are included in the Consolidated Statements of Operations within selling, general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805. See Note 3 for a discussion of restructuring costs incurred in connection the Centex merger.

Supplemental pro forma information

The following represents pro forma operating results as if Centex had been included in the Company’s Condensed Consolidated Statements of Operations as of the beginning of the fiscal years presented ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$1,395,397	$2,563,232	$4,055,057	$9,064,669
Net loss	$(487,783)	$(483,245)	$(1,518,939)	$(2,421,468)
Loss per common share - basic and diluted	$(1.30)	$(1.29)	$(4.04)	$(6.46)

The supplemental pro forma operating results have been determined after adjusting the operating results of Centex to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2009 and 2008. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. Additionally, given the significant volatility in the homebuilding industry in recent periods, such a presentation would not be indicative of future operating results.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Restructuring

In connection with the Centex merger, the Company initiated a restructuring plan to leverage corporate and divisional overhead costs. The restructuring plan includes the consolidation of selected corporate and divisional offices, the disposal of related property and equipment, and the elimination of approximately 800 positions. Actions related to the restructuring plan are expected to be substantially completed by early 2010. Included below is a summary of charges incurred and expected to be incurred related to the restructuring ($000’s omitted):

	Incurred to Date	Total Expected to be Incurred
Employee severance benefits	$31,788	$42,500
Lease exit costs	10,972	16,500
Other	1,607	3,500

Total restructuring charges	$44,367	$62,500

Employee severance benefits are included within selling, general and administrative expense while the lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. A significant portion of the cash expenditures related to employee severance benefits had been incurred as of September 30, 2009 while the remainder will be incurred in the near term. Cash expenditures related to lease exit costs will be incurred over the remaining terms of the affected office leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

In response to the challenging operating environment, the Company had taken a series of restructuring actions prior to the Centex merger designed to reduce ongoing operating costs and improve operating efficiencies. As a result of these actions and the merger with Centex, the Company incurred total charges of $45.6 million and $3.5 million during the three months ended September 30, 2009 and 2008, respectively, and $52.0 million and $15.9 million during the nine months ended September 30, 2009 and 2008, respectively. Such costs include those costs described above resulting from the Centex merger and were primarily attributable to employee severance benefits and lease exit costs.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30, 2009	December 31, 2008
Homes under construction	$1,938,056	$1,325,672
Land under development	2,769,670	2,002,039
Land held for future development	923,090	873,578

	$5,630,816	$4,201,289

The Company capitalizes interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest expensed to homebuilding home cost of revenues for the three and nine months ended September 30, 2009 included $15.1 million and $57.0 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $19.3 million and $64.3 million, respectively, for the three and nine months ended September 30, 2008. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest in inventory, beginning of period	$187,398	$176,885	$170,020	$160,598
Interest capitalized	60,890	53,369	166,591	166,780
Interest expensed	(36,173)	(52,526)	(124,496)	(149,650)

Interest in inventory, end of period	$212,115	$177,728	$212,115	$177,728

Interest incurred*	$61,322	$54,092	$167,938	$168,959

*	Interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment.

Land Valuation Adjustments and Write-Offs

Land and community valuation adjustments

In accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals.

The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The continued weak market conditions throughout the homebuilding industry have resulted in lower than expected revenues and gross margins. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by ASC 360, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs (continued)

Land and community valuation adjustments (continued)

The Company determines the fair value of a community’s inventory primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The assumptions used in our discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions except in limited circumstances in the latter years of long-lived communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2009			2008
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	116	$351.2	$358.6	150	$597.8	$598.8
June 30	43	82.4	109.2	48	198.9	153.5
September 30	48	163.9	132.6	96	232.4	250.4

			$600.4			$1,002.7

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. During the nine months ended September 30, 2009, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 250 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 21%, with an aggregate average of 15%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

The Company acquires land primarily for the construction of homes for sale to customers but periodically sells select parcels of land to third parties for commercial or other development. Additionally, the Company may determine that certain of its land assets no longer fit into its strategic operating plans. In such instances, the Company classifies the land asset as land held for sale, assuming the criteria in ASC 360 are met. During 2009, a significant portion of land previously classified as land held for sale was reclassified to either land under development or land held for future development as a result of either a change in strategy related to the land or a change in market conditions.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs (continued)

Net realizable value adjustments – land held for sale (continued)

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During the three months ended September 30, 2009 and 2008, the Company recognized net realizable value adjustments related to land held for sale of $8.3 million and $15.9 million, respectively, and $16.2 million and $125.1 million for the nine months ended September 30, 2009 and 2008, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	September 30, 2009	December 31, 2008
Land held for sale, gross	$156,848	$314,112
Net realizable value reserves	(63,655)	(149,158)

Land held for sale, net	$93,193	$164,954

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $17.2 million and ($0.9) million during the three months ended September 30, 2009 and 2008, respectively, and $18.2 million and $19.4 million for the nine months ended September 30, 2009 and 2008, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its Homebuilding operating segments are its Areas. In connection with the Centex merger, the Company realigned the organizational structure for certain of its markets. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Midwest Area includes the following states:
Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*West:	West Area includes the following states:
California, Oregon, Washington

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the West segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

The Company also has one reportable segment for its financial services operations, which consist principally of mortgage banking and title operations. The Company’s Financial Services segment operates generally in the same markets as the Company’s Homebuilding segments.

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

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Northeast	$189,073	$202,445	$338,373	$596,833
Southeast	150,032	222,214	311,885	689,224
Gulf Coast	247,362	293,979	550,080	909,995
Midwest	134,866	186,956	275,366	528,997
Southwest	154,534	409,538	428,155	1,153,747
West	174,099	206,657	369,332	621,570
Other homebuilding (a)	6,825	—	6,825	—

	1,056,791	1,521,789	2,280,016	4,500,366
Financial Services	34,303	36,438	73,550	118,871

Consolidated revenues	$1,091,094	$1,558,227	$2,353,566	$4,619,237

Income (loss) before income taxes:
Northeast	$(61,516)	$(2,178)	$(190,979)	$(44,692)
Southeast	(6,802)	5,202	(47,943)	(1,012)
Gulf Coast	(37,315)	(12,263)	(183,387)	(183,211)
Midwest	(6,994)	(27,553)	(54,798)	(80,695)
Southwest	(47,295)	(133,770)	(223,778)	(523,171)
West	(23,350)	(29,518)	(93,052)	(157,736)
Other homebuilding (a)	(108,333)	(101,886)	(192,584)	(237,900)

	(291,605)	(301,966)	(986,521)	(1,228,417)
Financial Services (b)	(8,612)	10,092	(18,730)	35,938

Total segment income (loss) before income taxes	(300,217)	(291,874)	(1,005,251)	(1,192,479)
Other non-operating (c)	(58,502)	(2,717)	(52,643)	(10,395)

Consolidated loss before income taxes (d)	$(358,719)	$(294,591)	$(1,057,894)	$(1,202,874)

(a)	Other homebuilding includes the Company’s operations in Hawaii and Puerto Rico, certain wind down operations, amortization of intangible assets, and amortization of capitalized interest. Capitalized interest amortization totaled $36.2 million and $52.5 million for the three months ended September 30, 2009 and 2008, respectively, and $124.5 million and $149.7 million for the nine months ended September 30, 2009 and 2008, respectively.
(b)	Financial Services income before income taxes includes interest expense of $0.2 million and $1.5 million for the three months ended September 30, 2009 and 2008, respectively, and $0.8 million and $4.9 million for the nine months ended September 30, 2009 and 2008, respectively. Financial Services income before income taxes includes interest income of $1.9 million and $3.5 million for the three months ended September 30, 2009 and 2008, respectively, and $5.0 million and $9.9 million for the nine months ended September 30, 2009 and 2008, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above. For the three and nine months ended September 30, 2009, Other non-operating also includes losses of $47.4 million and $31.5 million, respectively, related to the redemption of debt.
(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $221.5 million and $200.4 million for the three months ended September 30, 2009 and 2008, respectively, and $470.4 million and $598.1 million for the nine months ended September 30, 2009 and 2008, respectively.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Land and community valuation adjustments:
Northeast	$63,251	$4,342	$137,752	$31,563
Southeast	4,919	4,834	29,235	34,780
Gulf Coast	4,376	13,006	126,273	162,199
Midwest	283	26,826	35,327	72,914
Southwest	26,021	144,665	137,129	481,111
West	18,638	36,957	77,622	155,348
Other homebuilding (a)	15,071	19,679	57,045	64,739

	$132,559	$250,309	$600,383	$1,002,654

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$6,180	$4,796	$33,195
Southeast	—	127	310	468
Gulf Coast	6,987	5,350	10,011	23,112
Midwest	420	2,425	420	6,650
Southwest	900	4,210	900	52,677
West	—	(2,437)	(277)	9,006

	$8,307	$15,855	$16,160	$125,108

Write-off of deposits and pre-acquisition costs (b):
Northeast	$49	$(1,157)	$328	$(754)
Southeast	11	127	541	3,520
Gulf Coast	17,085	3	17,131	548
Midwest	55	61	56	802
Southwest	5	32	4	15,328
West	4	3	121	(16)

	$17,209	$(931)	$18,181	$19,428

Impairments of investments in unconsolidated joint ventures:
Northeast	$—	$—	$31,121	$—
Southwest	—	—	19,305	—
West	5,752	—	5,752	—
Other homebuilding (c)	—	1,378	2,428	3,088

	$5,752	$1,378	$58,606	$3,088

Total valuation adjustments and write-offs	$163,827	$266,611	$693,330	$1,150,278

(a)	Includes $15.1 million and $57.0 million, respectively, of write-offs of capitalized interest related to land and community valuation adjustments during the three and nine months ended September 30, 2009. For the three and nine months ended September 30, 2008, includes write-offs of capitalized interest related to land and community valuation adjustments of $19.3 million and $64.3 million, respectively, and a $0.4 million valuation adjustment related to a non-strategic land parcel recorded during the three and nine months ended September 30, 2008.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	September 30, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$364,801	$487,974	$201,001	$1,053,776	$1,461,811
Southeast	252,587	422,423	55,387	730,397	976,984
Gulf Coast	393,121	758,338	204,306	1,355,765	2,040,847
Midwest	212,320	246,184	18,452	476,956	536,746
Southwest	271,489	535,936	235,480	1,042,904	1,160,195
West	294,862	185,145	146,732	626,740	832,539
Other homebuilding (a)	148,876	133,670	61,732	344,278	479,870
Financial Services	—	—	—	—	349,057
Other non-operating (b)	—	—	—	—	2,444,424

	$1,938,056	$2,769,670	$923,090	$5,630,816	$10,282,473

	December 31, 2008
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$190,287	$279,711	$146,580	$616,578	$897,526
Southeast	146,381	205,152	36,506	388,039	585,450
Gulf Coast	275,584	464,830	224,469	964,883	1,168,368
Midwest	157,347	209,640	27,323	394,310	430,110
Southwest	335,999	531,543	298,421	1,165,963	1,261,163
West	198,225	208,393	96,083	502,701	612,783
Other homebuilding (a)	21,849	102,770	44,196	168,815	216,491
Financial Services	—	—	—	—	360,774
Other non-operating (b)	—	—	—	—	2,175,793

	$1,325,672	$2,002,039	$873,578	$4,201,289	$7,708,458

(a)	Other homebuilding primarily includes operations in Hawaii, Puerto Rico, certain wind down operations, and capitalized interest.
(b)	Other non-operating includes cash and equivalents, intangibles, and other corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	September 30, 2009	December 31, 2008
Number of joint ventures with limited recourse guaranties	3	2
Number of joint ventures with debt non-recourse to Pulte	5	3
Number of other active joint ventures	35	11

Total number of active joint ventures	43	16

Investments in joint ventures with limited recourse guaranties	$19,197	$17,258
Investments in joint ventures with debt non-recourse to Pulte	12,731	14,317
Investments in other active joint ventures	38,686	103,311

Total investments in unconsolidated entities	$70,614	$134,886

Total joint venture debt	$69,462	$84,033

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$18,517	$32,130
Joint venture debt non-recourse to Pulte	6,795	7,690

Pulte’s total proportionate share of joint venture debt	$25,312	$39,820

The total number of active joint ventures increased significantly in the three months ended September 30, 2009 as a result of the Centex merger. However, the activities are substantially complete for many of the joint ventures acquired with the Centex merger. The consolidation of two joint ventures in which the Company and Centex were partners was the primary cause for the decrease in investments in other active joint ventures as reflected in the above table.

During the three and nine months ended September 30, 2009, the Company recognized an equity loss from its unconsolidated joint ventures of $4.2 million and $57.2 million, respectively, including impairments totaling $5.8 million and $58.6 million, respectively. During the three and nine months ended September 30, 2008, the Company recognized an equity loss of $2.7 million and $0.7 million, respectively, from its unconsolidated joint ventures, including impairments totaling $1.4 million and $3.1 million, respectively. During the nine months ended September 30, 2009 and 2008, the Company made capital contributions of $28.4 million and $49.6 million, respectively, to its joint ventures and received capital and earnings distributions of $4.2 million and $8.6 million, respectively, from its joint ventures.

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

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. While such debt is scheduled to be repaid in 2010, the Company and its joint venture partners agreed with the lender to make an early repayment of a portion of the debt, which resulted in the Company making a capital contribution of $14.2 million during the three months ended September 30, 2009.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities (continued)

Another joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million at September 30, 2009, representing 12% of the total pre-foreclosure exposure of the joint venture, and which is excluded from the above table.

Additionally, the Company has agreed to indemnify the lenders for the three joint ventures with limited recourse guaranties for certain environmental contingencies, and the guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under any bankruptcy or environmental guaranties described above.

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the liquidation stage, as well as other entities. The Company does not have any significant financing exposures related to these entities.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the nine months ended September 30, 2009. The Company had remaining authorization to purchase $102.3 million of common stock at September 30, 2009.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended September 30, 2009 and 2008, the Company repurchased $4.8 million and $0.4 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

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

On September 24, 2009, the Company entered into a second amendment to the Section 382 Rights Agreement dated as of March 5, 2009, as previously amended on April 7, 2009. The rights amendment revised certain definitions and also made a number of revisions to the expiration date of the rights. The final expiration date was changed from March 16, 2019 to June 1, 2013. In addition, the rights amendment deleted the provision that the rights would expire when the board of directors of the Company determined that the rights plan was no longer in the best interests of the Company and replaced it with the provision that the rights will expire on June 1, 2010, if the shareholders of the Company do not approve the rights plan at the 2010 Annual Meeting of Shareholders.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30, 2009	December 31, 2008
Foreign currency translation adjustments:
Mexico	$1,904	$(1,091)
Fair value of derivatives, net of income taxes of $2,086 in 2009 and 2008	(2,378)	(3,008)

	$(474)	$(4,099)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Income taxes

The Company’s income tax expense for the three and nine months ended September 30, 2009 was $2.7 million and $7.8 million, respectively, compared with a benefit of $14.2 million and $67.9 million in the corresponding prior year periods. These amounts represent effective tax rates of 0.7% for both the three and nine months ended September 30, 2009, compared with effective tax rates of 4.8% and 5.6% in the corresponding prior year periods. The change in the effective tax rate resulted primarily from adjustments during 2008 to the valuation allowance recorded against the Company’s deferred tax assets.

In accordance with ASC 740, “Income Taxes”, the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At September 30, 2009 and December 31, 2008, the Company had net deferred tax assets of $3.1 billion and $1.1 billion, respectively, which was substantially offset by a valuation allowance, due to the uncertainty of realizing such deferred tax assets. The Company has $37.6 million of net deferred tax assets (and related tax liability) that are realizable as a result of uncertain tax positions that generate a future source of taxable income. The increase in the net deferred tax asset and valuation allowance is principally due to the merger with Centex on August 18, 2009. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership net operating losses and built-in losses or deductions will be limited under Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is estimated to be approximately $68 million per year for net operating losses, losses realized on built-in loss assets that are sold within five years of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards and future built-in losses or deductions not being available for use by the Company.

The Company’s gross unrecognized tax benefits, as of September 30, 2009, increased by $126 million to $252 million. In addition, accrued interest and penalties increased by $48 million to $84 million. These increases result primarily from the Company’s merger with Centex. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $82 million due to expirations of certain statutes of limitations and potential settlements with various tax jurisdictions. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2008.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at September 30, 2009
Residential mortgage loans available-for-sale	$—	$225,798	$—	$225,798
Whole loan commitments	—	1,192	—	1,192
Interest rate lock commitments	—	8,030	—	8,030
Forward contracts	—	(6,918)	—	(6,918)

	$—	$228,102	$—	$228,102

See Note 1 of these Condensed Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at September 30, 2009
Loans held for investment	$—	$—	$3,696	$3,696
House and land inventory	—	—	163,881	163,881

	$—	$—	$167,577	$167,577

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter and exclude any assets acquired with the Centex merger, which were adjusted to fair value as of the merger date as described in Note 2. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For house and land inventory, see Note 4 of these Condensed Consolidated Financial Statements for a more detailed discussion of the valuation method used.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At September 30, 2009, the fair value of the senior notes outstanding approximated $4.1 billion. The carrying values of the senior notes are presented in Note 10. The carrying value of collateralized short-term debt approximates fair value. Borrowings under Financial Services’ credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Debt and other financing arrangements

	September 30, 2009	December 31, 2008
4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009 (a)	$—	$25,405
4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	48,278	—
7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	91,073	—
8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011 (a)	13,890	199,736
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011 (c)	131,965	497,388
7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	118,104	—
5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	129,127	—
6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013 (c)	224,488	298,816
5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	258,138	—
5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014 (c)	463,858	499,824
5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	335,516	—
5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015 (c)	292,572	349,602
5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	413,671	—
6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	463,514	—
7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017 (a)	149,129	149,048
7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032 (c)	299,010	298,978
6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033 (c)	398,252	398,197
6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035 (c)	299,330	299,311
7.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2046 (d)	150,000	150,000

Total senior notes - carrying value	$4,279,915	$3,166,305

Estimated fair value	$4,079,707	$2,136,628

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, assumed by Pulte Homes, Inc., and guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(d)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries

The Company retired a significant amount of its outstanding senior notes during 2009 through a number of separate transactions. The Company repurchased $1.5 billion of senior notes during a tender offer completed in September 2009 that resulted in a loss of $47.4 million. Also in September 2009, the Company retired at their scheduled maturity date the remaining $211.0 million of the 5.800% senior notes due 2009 assumed with the Centex merger. In July 2009, the Company retired at their scheduled maturity date the remaining $25.4 million of the 4.875% senior notes due 2009. In May and June 2009, the Company repurchased a total of $192.9 million of senior notes that resulted in a net gain of $15.9 million. As a net result of these transactions, other expense (income), net as reflected in the Consolidated Statements of Operations includes losses on debt repurchases of $47.4 million and $31.5 million for the three months and nine months ended September 30, 2009, respectively.

The Company repurchased $313.4 million of its 4.875% senior notes due 2009 during a tender offer completed in June 2008, which resulted in a loss of $1.6 million. In February 2008, the Company amended its unsecured revolving credit facility, which resulted in a loss of $1.5 million. Both such losses are included in the Consolidated Statements of Operations within other expense (income), net.

As of September 30, 2009, the Company was not in compliance with the tangible net worth covenant under its revolving credit facility. The Company subsequently requested and received a limited waiver from its banks until December 15, 2009, permitting the Company to utilize letters of credit under the credit facility during the term of the waiver. The Company expects to negotiate a permanent amendment by December 15, 2009, but there can be no assurance that any agreement regarding the amendment can be reached. If the Company does not reach an agreement with its banks prior to expiration of the waiver, the Company may seek an extension of the waiver or alternatively terminate the credit facility.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Debt and other financing arrangements (continued)

In June 2009, the Company entered into a five-year, unsecured letter of credit facility (the “LOC Agreement”) with Deutsche Bank AG, New York Branch, which permits the issuance of up to $200 million of letters of credit (“LOCs”) by the Company. This credit facility supplements the Company’s existing letter of credit capacity included in the Company’s unsecured revolving credit facility. The LOCs will be used for general corporate purposes of the Company and its subsidiaries. LOCs may be issued to support the obligations of any wholly-owned subsidiary of the Company.

Financial Services

As of September 30, 2009, Pulte Mortgage had a combination of repurchase agreements in place that provided borrowing capacity totaling $175 million:

•

In May 2009, Pulte Mortgage entered into a master repurchase agreement with Comerica Bank, which was subsequently amended in September 2009. The repurchase agreement provides for advances of up to $70 million, subject to certain sublimits, and includes an accordion feature under which Pulte Mortgage may request that the aggregate commitments be increased to an amount up to $140 million. The repurchase agreement expires on May 14, 2010 and replaced Pulte Mortgage’s previous revolving credit agreement, which expired on May 15, 2009. The repurchase agreement contains various affirmative and negative covenants, including the following financial covenants: (i) adjusted tangible net worth shall not be less than $52.8 million, (ii) the adjusted tangible net worth ratio shall not be more than 10.0 to 1.0, (iii) quarterly net income shall not be less than $1, and (iv) liquidity shall be no less than $15.0 million. In the event Pulte Mortgage fails to comply with the net income covenant, the Company can cure the failure via a corresponding capital contribution. However, such cure right can only be exercised one time for periods ending after June 30, 2009 and is limited to $5 million.

•

In 2009, Pulte Mortgage entered into a master repurchase agreement with Bank of America, N.A., which expires on July 30, 2010 and provides advances for up to $35 million, subject to certain sublimits. The other terms and conditions of the repurchase agreement with Bank of America, N.A., including the financial covenants, are substantially similar to those under the repurchase agreement with Comerica Bank.

•

In September 2009, Pulte Mortgage entered into a master repurchase agreement with JPMorgan Chase Bank, N.A., which provides for loan purchases of up to $70 million, subject to certain sublimits. The repurchase agreement expires on September 29, 2010. The repurchase agreement contains various affirmative and negative covenants, including the following financial covenants: (i) the leverage ratio should not exceed 10.0 to 1.0, computed as of the end of each calendar month; (ii) the minimum adjusted tangible net worth computed as of the end of each calendar month shall not be less than $57.0 million; (iii) the minimum special current ratio computed as of the end of each calendar month shall not be less than 1.05 to 1.0; (iv) liquidity shall be greater than or equal to 3% of actual total assets, as defined within the repurchase agreement; (v) the available warehouse facility under the repurchase agreement should constitute no more than 50% of Pulte Mortgage’s aggregate available warehouse facilities; (vi) for each of the quarters ending September 30, 2009, and December 31, 2009, Pulte Mortgage’s negative net income before taxes shall not be more than $3.0 million; (vii) commencing with the quarter ending March 31, 2010, Pulte Mortgage shall not permit its net income before taxes, for such quarter and each calendar quarter thereafter, to be less than $1; (viii) the maximum warehouse capacity ratio shall not exceed 20.0 to 1.0, computed as of the end of each calendar month; and (ix) Pulte Mortgage shall originate no more than 20% of its total loan originations in any calendar month through wholesale or broker originations.

CTX Mortgage Company LLC (“CTX Mortgage”), which was acquired with the Centex merger, also has a master repurchase agreement in place with JP Morgan Chase Bank, N.A. dated October 30, 2008 providing for advances of up to $50 million, subject to certain sublimits. The repurchase agreement expires on January 31, 2010 and contains various affirmative and negative covenants. As of September 30, 2009, CTX Mortgage received a waiver of a financial covenant related to the repurchase agreement related to the quarterly loss covenant for the quarter ended September 30, 2009. The Company is in the process of transitioning all loan origination production to Pulte Mortgage and expects to complete this transition by December 31, 2009. Accordingly, the Company does not intend to replace the CTX Mortgage repurchase agreement upon its expiration.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from certain borrower early payment defaults or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, the Company’s mortgage operations also provide limited indemnities for certain loans sold to the investors. The Company establishes the liabilities for such anticipated losses based upon, among other things, historical loss rates, current trends in loan originations, and the geographic location of the underlying collateral. Effective with the Centex merger, the Company assumed loan origination liabilities totaling $52.6 million. Also during 2009, the Company has experienced a significant increase in actual and anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Liabilities, beginning of period	$11,525	$1,483	$3,240	$2,107
Provision for losses	11,473	541	23,597	437
Settlements	(4,150)	(519)	(7,989)	(1,039)
Liabilities assumed with Centex merger	52,615	—	52,615	—

Liabilities, end of period	$71,463	$1,505	$71,463	$1,505

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At September 30, 2009 and December 31, 2008, the Company had recorded $229.4 million and $15.3 million, respectively, in accrued liabilities for outstanding CDD obligations. The increase in the liability as of September 30, 2009 related to CDD obligations for certain communities acquired with the Centex merger.

Surety bonds

In the normal course of business, the Company posts surety bonds: (1) pursuant to certain performance related obligations, (2) as security for certain land option purchase agreements of Homebuilding, and (3) under various insurance programs. In addition, the Company is subject to approximately $1.6 billion of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $200 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business has indemnified the Company against potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400 million and terminates in 2016, if not previously terminated by the Company.

Litigation

The Company is involved in various litigation incidental to its continuing business operations. Management does not believe that this litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Subsequent events

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). This change will allow the Company and certain of its subsidiaries to carry back 2009 taxable losses to prior years and receive refunds of previously paid Federal income taxes. Based on the Company’s projected taxable losses for 2009, the Company anticipates that such refunds should be in excess of $450 million. The ultimate amount of such refunds realized is dependent on a variety of factors, including the Company’s actual taxable losses for 2009, which are not yet completed and may vary significantly from the Company’s current expectations.

The Act also extended and expanded the current homebuyer tax credit until April 30, 2010. While the ultimate impact of this legislation is not yet determinable, the Company believes that it could have a stimulative impact on the demand for new housing.

13.	Supplemental Guarantor information

All of the Company’s senior notes are guaranteed jointly and severally on a senior basis by each of the Company’s wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the Guarantors). Such guaranties are full and unconditional. Supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,136,554	$380,069	$—	$1,516,623
Restricted cash	—	23,707	10,788	—	34,495
Unfunded settlements	—	15,799	(675)	—	15,124
House and land inventory	—	5,626,278	4,538	—	5,630,816
Land held for sale	—	93,193	—	—	93,193
Land, not owned, under option agreements	—	203,525	—	—	203,525
Residential mortgage loans available-for-sale	—	—	225,798	—	225,798
Investments in unconsolidated entities	1,348	65,878	3,388	—	70,614
Goodwill	—	1,394,965	—	—	1,394,965
Intangible assets, net	—	193,823	—	—	193,823
Other assets	33,079	713,840	79,909	—	826,828
Income taxes receivable	39,082	—	—	—	39,082
Deferred income tax assets	10,711	(64)	26,940	—	37,587
Investments in subsidiaries and intercompany accounts, net	7,920,938	3,065,518	3,954,385	(14,940,841)	—

	$8,005,158	$12,533,016	$4,685,140	$(14,940,841)	$10,282,473

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$130,258	$1,737,657	$472,047	$—	$2,339,962
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	63,590	—	63,590
Income tax liabilities	285,596	—	—	—	285,596
Senior notes	4,279,915	—	—	—	4,279,915

Total liabilities	4,695,769	1,737,657	535,637	—	6,969,063
Equity:
Equity attributable to Pulte Homes, Inc.	3,309,389	10,791,338	4,149,503	(14,940,841)	3,309,389
Noncontrolling interests	—	4,021	—	—	4,021

Total equity	3,309,389	10,795,359	4,149,503	(14,940,841)	3,313,410

	$8,005,158	$12,533,016	$4,685,140	$(14,940,841)	$10,282,473

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$1,288,200	$367,064	$—	$1,655,264
Unfunded settlements	—	11,191	797		11,988
House and land inventory	—	4,196,488	4,801	—	4,201,289
Land held for sale	—	164,954	—	—	164,954
Land, not owned, under option agreements	—	171,101	—	—	171,101
Residential mortgage loans available-for-sale	—	—	297,755	—	297,755
Investments in unconsolidated entities	1,348	127,541	5,997	—	134,886
Intangible assets, net	—	102,554	—	—	102,554
Other assets	11,296	508,852	74,950	—	595,098
Income taxes receivable	373,569	—	—	—	373,569
Investments in subsidiaries and intercompany accounts, net	5,874,166	1,818,530	4,711,055	(12,403,751)	—

	$6,260,379	$8,389,411	$5,462,419	$(12,403,751)	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$127,761	$821,342	$389,177	$—	$1,338,280
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	237,560	—	237,560
Income tax liabilities	130,615	—	—	—	130,615
Senior notes	3,166,305	—	—	—	3,166,305

Total liabilities	3,424,681	821,342	626,737	—	4,872,760
Equity:
Equity attributable to Pulte Homes, Inc.	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698
Noncontrolling Interests	—	—	—	—	—

Total equity	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698

	$6,260,379	$8,389,411	$5,462,419	$(12,403,751)	$7,708,458

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$1,053,787	$—	$—	$1,053,787
Land sale revenues	—	3,004	—	—	3,004

	—	1,056,791	—	—	1,056,791
Financial Services	—	2,508	31,795	—	34,303

	—	1,059,299	31,795	—	1,091,094

Homebuilding Cost of Revenues
Home cost of revenues	—	1,080,256	—	—	1,080,256
Land cost of revenues	—	12,492	—	—	12,492

	—	1,092,748	—	—	1,092,748

Financial Services expenses	595	1,823	40,503	—	42,921
Selling, general and administrative expenses	24,315	167,754	29,469	—	221,538
Other expense (income), net	47,402	41,899	518	—	89,819
Interest income	—	(1,602)	(212)	—	(1,814)
Interest expense	433	—	(2)	—	431
Intercompany interest	61,465	(61,465)	—	—	—
Equity loss (income) from unconsolidated entities	—	2,812	1,358	—	4,170

Loss before income taxes and equity in income of subsidiaries	(134,210)	(184,670)	(39,839)	—	(358,719)
Income tax expense (benefit)	376	4,935	(2,643)	—	2,668

Loss before equity income (loss) from subsidiaries	(134,586)	(189,605)	(37,196)	—	(361,387)
Equity in income (loss) from subsidiaries	(226,801)	(35,176)	(152,191)	414,168	—

Net loss	$(361,387)	$(224,781)	$(189,387)	$414,168	$(361,387)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$2,272,231	$—	$—	$2,272,231
Land sale revenues	—	7,785	—	—	7,785

	—	2,280,016	—	—	2,280,016
Financial Services	—	6,831	66,719	—	73,550

	—	2,286,847	66,719	—	2,353,566

Homebuilding Cost of Revenues
Home cost of revenues	—	2,703,085	—	—	2,703,085
Land cost of revenues	—	24,760	—	—	24,760

	—	2,727,845	—	—	2,727,845

Financial Services expenses	944	4,962	86,390	—	92,296
Selling, general and administrative expenses	54,012	385,400	30,948	—	470,360
Other expense (income), net	31,501	37,069	1,837	—	70,407
Interest income	(1)	(6,722)	(1,266)	—	(7,989)
Interest expense	1,347	—	(2)	—	1,345
Intercompany interest	177,553	(177,553)	—	—	—
Equity loss from unconsolidated entities	—	53,240	3,956	—	57,196

Loss before income taxes and equity in income of subsidiaries	(265,356)	(737,394)	(55,144)	—	(1,057,894)
Income tax expense (benefit)	3,724	10,955	(6,903)	—	7,776

Loss before equity income (loss) from subsidiaries	(269,080)	(748,349)	(48,241)	—	(1,065,670)
Equity in income (loss) from subsidiaries	(796,590)	(42,028)	(591,879)	1,430,497	—

Net loss	$(1,065,670)	$(790,377)	$(640,120)	$1,430,497	$(1,065,670)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$1,508,825	$—	$—	$1,508,825
Land sale revenues	—	12,964	—	—	12,964

	—	1,521,789	—	—	1,521,789
Financial Services	—	4,131	32,307	—	36,438

	—	1,525,920	32,307	—	1,558,227

Homebuilding Cost of Revenues
Home cost of revenues	—	1,599,064	—	—	1,599,064
Land cost of revenues	—	27,910	—	—	27,910

	—	1,626,974	—	—	1,626,974

Financial Services expenses	531	1,686	24,131	—	26,348
Selling, general and administrative expenses	17,491	158,909	23,950	—	200,350
Other expense (income), net	3	1,874	221	—	2,098
Interest income	(71)	(4,274)	(2,017)	—	(6,362)
Interest expense	717	11	(5)	—	723
Intercompany interest	56,127	(56,127)	—	—	—
Equity loss from unconsolidated entities	—	1,407	1,280	—	2,687

Income (loss) before income taxes and equity in income of subsidiaries	(74,798)	(204,540)	(15,253)	—	(294,591)
Income tax expense (benefit)	(8,247)	(152)	(5,805)	—	(14,204)

Income (loss) before equity in income of subsidiaries	(66,551)	(204,388)	(9,448)	—	(280,387)
Equity in income (loss) of subsidiaries	(213,836)	4,947	(178,990)	387,879	—

Net loss	$(280,387)	$(199,441)	$(188,438)	$387,879	$(280,387)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues
Homebuilding
Home sale revenues	$—	$4,460,393	$—	$—	$4,460,393
Land sale revenues	—	39,973	—	—	39,973

	—	4,500,366	—	—	4,500,366
Financial Services	—	11,300	107,571	—	118,871

	—	4,511,666	107,571	—	4,619,237

Homebuilding Cost of Revenues
Home cost of revenues	—	4,981,387	—	—	4,981,387
Land cost of revenues	—	160,979	—	—	160,979

	—	5,142,366	—	—	5,142,366

Financial Services expenses	1,611	5,243	76,126	—	82,980
Selling, general and administrative expenses	57,645	509,018	31,472	—	598,135
Other expense (income), net	1,594	12,428	1,652	—	15,674
Interest income	(75)	(12,484)	(7,377)	—	(19,936)
Interest expense	2,139	57	(17)	—	2,179
Intercompany interest	158,231	(158,231)	—	—	—
Equity loss (income) from unconsolidated entities	—	(1,895)	2,608	—	713

Income (loss) before income taxes and equity in income of subsidiaries	(221,145)	(984,836)	3,107	—	(1,202,874)
Income tax expense (benefit)	(18,086)	(52,391)	2,551	—	(67,926)

Income (loss) before equity in income of subsidiaries	(203,059)	(932,445)	556	—	(1,134,948)
Equity in income (loss) of subsidiaries	(931,889)	19,107	(860,351)	1,773,133	—

Net loss	$(1,134,948)	$(913,338)	$(859,795)	$1,773,133	$(1,134,948)

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$138,095	$74,664	$117,752	$—	$330,511

Distributions from unconsolidated entities	—	3,393	—	—	3,393
Investments in unconsolidated entities	—	(28,451)	—	—	(28,451)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(19,135)	(10,306)	(17,295)	46,736	—
Cash acquired with Centex merger, net of cash used	(50)	1,724,500	24,292		1,748,742
Net change in loans held for investment	—	—	12,526	—	12,526
Proceeds from the sale of fixed assets	—	1,456	91	—	1,547
Capital expenditures	—	(22,679)	(2,779)	—	(25,458)

Net cash provided by (used in) investing activities	(15,826)	1,667,913	16,835	43,377	1,712,299

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(173,970)	—	(173,970)
Repayment of other borrowings	(2,000,732)	(3,469)	—	—	(2,004,201)
Capital contributions from parent	—	19,135	27,601	(46,736)	—
Advances (to) from affiliates	1,882,313	(1,906,530)	24,217	—	—
Dividends paid	—	(3,359)	—	3,359	—
Issuance of common stock	2,605	—	—	—	2,605
Stock repurchases	(6,455)	—	—	—	(6,455)

Net cash provided by (used in) financing activities	(122,269)	(1,894,223)	(122,152)	(43,377)	(2,182,021)

Effect of exchange rate changes on cash and equivalents	—	—	570	—	570

Net increase (decrease) in cash and equivalents	—	(151,646)	13,005	—	(138,641)
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,136,554	$380,069	$—	$1,516,623

PULTE HOMES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$(87,280)	$591,043	$259,550	$—	$763,313

Distributions from unconsolidated entities	—	6,038	—	—	6,038
Investments in unconsolidated entities	—	(49,554)	—	—	(49,554)
Dividends received from subsidiaries	—	23,000	11,409	(34,409)	—
Investment in subsidiaries	(148,287)	(1,410)	(42,451)	192,148	—
Net change in loans held for investment	—	—	2,085	—	2,085
Proceeds from the sale of fixed assets	—	4,903	—	—	4,903
Capital expenditures	—	(12,545)	(1,962)	—	(14,507)

Net cash provided by (used in) investing activities	(148,287)	(29,568)	(30,919)	157,739	(51,035)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(248,204)	—	(248,204)
Repayment of other borrowings	(313,384)	(4,613)	—	—	(317,997)
Capital contributions from parent	—	147,991	44,157	(192,148)	—
Advances (to) from affiliates	581,959	(573,470)	(8,489)	—	—
Issuance of common stock	1,867	—	—	—	1,867
Stock repurchases	(4,024)	—	—	—	(4,024)
Dividends paid	(30,851)	(11,409)	(23,000)	34,409	(30,851)

Net cash provided by (used in) financing activities	235,567	(441,501)	(235,536)	(157,739)	(599,209)

Effect of exchange rate changes on cash and equivalents	—	—	512	—	512

Net increase (decrease) in cash and equivalents	—	119,974	(6,393)	—	113,581
Cash and equivalents at beginning of period	—	715,411	344,900	—	1,060,311

Cash and equivalents at end of period	$—	$835,385	$338,507	$—	$1,173,892

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. During 2009, these conditions have been accompanied by significant foreclosure activity, a more challenging appraisal environment, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.0 billion and goodwill impairments of $375.7 million.

On August 18, 2009, we completed the acquisition of Centex through the merger of Pulte’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among Pulte, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of Pulte. Accordingly, the results of Centex are included in our consolidated financial statements from the date of the merger.

The U.S. economy remains in a period of economic uncertainty, and the related financial markets are experiencing significant volatility. These factors have contributed to continued significant declines throughout the homebuilding industry. In response to these adverse macroeconomic conditions, the U.S. government has made significant efforts to stabilize these conditions and increase the regulatory oversight of the financial markets. However, the ultimate impact of laws enacted is not yet known.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). This change will allow us and certain of our subsidiaries to carry back 2009 taxable losses to prior years and receive refunds of previously paid Federal income taxes. Based on our projected taxable losses for 2009, we anticipate that such refunds should be in excess of $450 million. The ultimate amount of such refunds realized is dependent on a variety of factors, including our actual taxable losses for 2009, which are not yet completed and may vary significantly from our current expectations.

The Act also extended and expanded the current homebuyer tax credit until April 30, 2010. While the ultimate impact of this legislation is not yet determinable, we believe that it could have a stimulative impact on the demand for new housing.

Overview (continued)

For the nine months ended September 30, 2009, our new home settlements and net new orders have declined 43.3% and 22.9%, respectively, compared with the prior year period. We expect substantially all of the markets we serve to remain challenged throughout 2009 and into 2010. Therefore, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We have adjusted our approach to land acquisition and development and construction practices and continue to shorten our land pipeline, limit land development expenditures, reduce production volumes, and balance home price and profitability with sales pace and cash flow at each of our communities. We are delaying or canceling planned land purchases and development spending and have significantly reduced our total number of controlled lots owned and under option. Additionally, we are closely managing the number of speculative homes put into production. While we will continue to purchase select land positions where it makes strategic and economic sense to do so, we anticipate minimal investment in new land parcels in the near term. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes (such as cabinets, flooring, and appliances) to provide our customers more affordable alternatives and continue to build homes with smaller floor plans in certain of our communities to make our homes more affordable. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes. Pulte is committed to a more efficient homebuilding operation and this lean focus is part of our overall goal of continuous improvement for all of our operations. As a result of the Centex merger, we expect to achieve significant savings in corporate and divisional overhead costs and interest costs for the combined entity as well as synergies in the areas of purchasing leverage and operational best practices. We also anticipate that the Centex merger will contribute to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

If the current trends in economic conditions or financial market volatility continue, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets are worse than our expectations, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)

The following is a summary of our operating results by line of business for the three and nine months ended September 30, 2009 and 2008 ($000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income (loss) before income taxes:
Homebuilding	$(291,605)	$(301,966)	$(986,521)	$(1,228,417)
Financial Services	(8,612)	10,092	(18,730)	35,938
Other non-operating	(58,502)	(2,717)	(52,643)	(10,395)

Loss before income taxes	(358,719)	(294,591)	(1,057,894)	(1,202,874)
Income tax expense (benefit)	2,668	(14,204)	7,776	(67,926)

Net loss	$(361,387)	$(280,387)	$(1,065,670)	$(1,134,948)

Per share data - assuming dilution:
Net loss	$(1.15)	$(1.11)	$(3.88)	$(4.48)

The following is a comparison of our loss before income taxes for 2009 and 2008:

•

Our Homebuilding loss before income taxes was $291.6 million and $986.5 million for the three and nine months ended September 30, 2009, respectively, compared with a Homebuilding loss before income taxes of $302.0 million and $1.2 billion, for the same periods in the prior year. The losses experienced in the third quarters of 2009 and 2008 resulted primarily from lower home sale revenues and lower gross margins combined with land-related charges totaling $163.8 million and $693.3 million respectively, for the three and nine months ended September 30, 2009, respectively, compared with $266.2 million and $1.2 billion for the same periods in the prior year. The lower land-related charges were the primary cause for the reduced loss before income taxes in 2009 compared with the prior year. The Homebuilding loss before income taxes also includes certain transaction and integration costs directly related to the Centex merger totaling $76.7 million and $82.5 million for the three and nine months ended September 30, 2009, respectively. Such costs consisted primarily of severance benefits, lease exit and related asset impairment costs, investment banking fees, and other professional fees.

•

For the three and nine months ended September 30, 2009, Financial Services experienced a loss before income taxes of $8.6 million and $18.7 million, respectively, compared with income before income taxes of $10.1 million and $35.9 million for the same periods in the prior year. The decrease was due primarily to reduced loan origination volume resulting from the decline in home sale revenues from Homebuilding coupled with a significant increase in loan losses. The Financial Services loss before income taxes also includes certain transaction and integration costs directly related to the Centex merger totaling $4.5 million for the three and nine months ended September 30, 2009. Such costs consisted primarily of severance benefits and lease exit and related asset impairment costs.

•

Our Other non-operating loss increased for the three and nine months ended September 30, 2009 compared with the prior year periods due primarily to a loss realized on the repurchase of debt. The Other non-operating loss before income taxes also includes certain transaction and integration costs directly related to the Centex merger totaling $5.5 million for the three and nine months ended September 30, 2009.

•	The operating results for the three months ended September 30, 2009 include Centex’s results for the period from August 19 to September 30 as follows ($000’s omitted):

	Revenues	Loss Before Income Taxes	Income Tax Expense	Net Loss
Homebuilding	$331,324	$(9,448)
Financial Services	11,071	(9,268)
Other non-operating	—	(25,969)

Total Centex	$342,395	$(44,685)	$829	$(45,514)

Homebuilding Operations – Summary

The following table presents a summary of pre-tax loss and unit information for our Homebuilding operations for the three and nine months ended September 30, 2009 and 2008 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Home sale revenues	$1,053,787	$1,508,825	$2,272,231	$4,460,393
Land sale revenues	3,004	12,964	7,785	39,973

Total Homebuilding revenues	1,056,791	1,521,789	2,280,016	4,500,366

Home cost of revenues (a)	(1,080,256)	(1,599,064)	(2,703,085)	(4,981,387)
Land cost of revenues (b)	(12,492)	(27,910)	(24,760)	(160,979)
Selling, general and administrative expenses	(209,055)	(191,997)	(442,574)	(571,577)
Equity income (loss) (c)	(4,176)	(2,689)	(57,212)	(760)
Other income (expense), net (d)	(42,417)	(2,095)	(38,906)	(14,080)

Loss before income taxes	$(291,605)	$(301,966)	$(986,521)	$(1,228,417)

Active communities at September 30 (e)			957	627
Unit settlements	4,166	5,377	8,813	15,548
Average selling price	$253	$281	$258	$287
Net new orders:
Units (f)	4,048	3,008	10,437	13,543
Dollars (g)	$1,081,000	$785,000	$2,730,000	$3,659,000
Backlog at September 30 (h):
Units			8,383	5,885
Dollars			$2,197,000	$1,709,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $132.6 million and $249.9 million for the three months ended September 30, 2009 and 2008, respectively, and $600.4 million and $1.0 billion for the nine months ended September 30, 2009 and 2008, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $8.3 million and $15.9 million for the three months ended September 30, 2009 and 2008, respectively, and $16.2 million and $125.1 million for the nine months ended September 30, 2009 and 2008, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures, of $5.8 million and $1.4 million for the three months ended September 20, 2009 and 2008, respectively, and $58.6 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively.
(d)	Includes the write off (recovery) of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $17.2 million and ($0.9) million for the three months ended September 30, 2009 and 2008, respectively, and $18.2 million and $19.4 million for the nine months ended September 30, 2009 and 2008, respectively.
(e)	In response to the significant decline in net new order volume in recent periods, the criteria for determining active communities was modified during the first quarter of 2009 in order to provide a more accurate measure of communities with active selling efforts. The active community counts for prior periods have been recalculated to conform to the current presentation. Active communities at September 30, 2009 include 488 active Centex communities.
(f)	Net new order units for the three and nine months ended September 30, 2009 include Centex’s operations, which contributed 1,125 units.
(g)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders. Net new order dollars for the three months ended September 30, 2009 include $314.0 million related to Centex.
(h)	Backlog at September 30, 2009 includes 4,316 units and $1.1 billion related to Centex.

Homebuilding Operations – Summary (continued)

Home sale revenues for the three and nine months ended September 30, 2009, which include $331.0 million related to Centex, were lower than those for the prior year by $455.0 million and $2.2 billion, or 30.2% and 49.1%, respectively. The decreases in home sale revenues for the three and nine months ended September 30, 2009 compared with the prior year periods were primarily attributable to 22.5% and 43.3% decreases, respectively, in unit settlements, combined with decreases in the average selling price of 9.9% and 10.1%, respectively. The decrease in average selling price in the three and nine months ended September 30, 2009, compared with the prior year periods, reflects a combination of factors, including changes in the product and geographic mix of homes closed during the periods as well as lower market selling prices and elevated sales incentives. Home sale revenues, unit settlements, and average selling prices decreased in each of our Homebuilding segments during the three and nine months ended September 30, 2009 compared with the prior year periods.

Homebuilding gross profit margins from home sales improved to negative 2.5% for the three months ended September 30, 2009 compared with negative 6.0% for the same period in the prior year. For the nine months ended September 30, 2009, Homebuilding gross profit margins were negative 19.0% compared with negative 11.7% for the same period in 2008. We recorded land and community valuation adjustments of $132.6 million and $600.4 million during the three and nine months ended September 30, 2009, respectively, compared with $249.9 million and $1.0 billion, respectively, during the corresponding prior year periods. Excluding these land and community valuation adjustments, gross profit margins were lower during the three and nine months ended September 30, 2009, compared with the prior year periods primarily as the result of lower average selling prices.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had negative margin contributions of $9.5 million and $17.0 million during the three and nine months ended September 30, 2009, respectively, compared with negative margin contributions of $14.9 million and $121.0 million during the three and nine months ended September 30, 2008, respectively. These negative margin contributions included net realizable value adjustments related to land held for sale totaling $8.3 million and $16.2 million for the three and nine months ended September, 30, 2009, respectively, compared with $15.9 million and $125.1 million in the prior year periods.

Selling, general, and administrative expense as a percentage of home sale revenues was 19.8% for the three months ended September 30, 2009 compared with 12.7% for the same period in the prior year. For the nine months ended September 30, 2009, selling, general and administrative expense as a percentage of home sale revenues was 19.5% compared with 12.8% in the prior year period. While our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant reductions in our selling, general and administrative costs, we experienced an increase in our selling, general, and administrative expenses for the three months ended September 30, 2009 compared with the prior year due primarily to duplicative corporate and divisional overhead costs during the transition period following the Centex merger. Homebuilding selling, general and administrative expenses also include transaction and integration costs related to the Centex merger totaling $50.9 million and $56.6 million for the three and nine months ended September 30, 2009. For the nine months ended September 30, 2009 we experienced a 22.6% decrease in selling, general and administrative expenses compared with the prior year periods despite such merger-related costs and the duplicative overhead expenses discussed above. The reductions in selling, general and administrative expenses have been offset by reduced operating leverage resulting from the significant decrease in home sale revenues and lower absorption into inventory of overhead costs due to lower construction volumes.

Equity loss was $4.2 million and $57.2 million for the three and nine months ended September 30, 2009, respectively, and $2.7 million and $0.8 million in the three and nine months ended September 30, 2008, respectively. The equity loss experienced during the three and nine months ended September 30, 2009 included impairments related to investments in unconsolidated joint ventures totaling $5.8 million and $58.6 million, respectively. There were impairments related to investments in unconsolidated joint ventures of $1.4 million and $3.1 million for the three and nine months ended September 30, 2008, respectively.

Homebuilding Operations – Summary (continued)

Other income (expense), net includes the write-off (recovery) of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions, which totaled $17.2 million and ($0.9) million for the three months ended September 30, 2009 and 2008, respectively, and $18.2 million and $19.4 million for the nine months ended September 30, 2009 and 2008, respectively. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. For the nine months ended September 30, 2009, other income (expense), net also includes approximately $14.9 million related to the favorable resolution of certain matters arising from two prior land sale transactions. Additionally, other income (expense), net includes certain integration costs directly related to the Centex merger totaling $15.4 million for the three and nine months ended September 30, 2009, which consisted primarily of lease exit and related asset impairment costs.

For the three and nine months ended September 30, 2009, net new order units increased 34.6% to 4,048 units and decreased 22.9% to 10,437 units, respectively, compared with the same periods in 2008. Excluding Centex, net new order units decreased for the three and nine months ended September 30, 2009. Cancellation rates for the third quarter of 2009 were 23%, compared with 37% for the same period in 2008. Most markets continued to have substantial resale and new home inventory, and this, combined with low consumer confidence, difficulties experienced by customers in selling their existing homes, and the restrictive mortgage financing market, has resulted in reduced net new orders.

The dollar value of net new orders increased $296.2 million and decreased $928.5 million for the three and nine months ended September 30, 2009, respectively, compared with the same periods in 2008. At September 30, 2009 we had 957 active communities, an increase of 52.6% from September 30, 2008. Centex contributed 488 active communities at September 30, 2009. Ending backlog, which represents orders for homes that have not yet closed, was 8,383 units at September 30, 2009 with a dollar value of $2.2 billion, increases of 42.4% and 28.6%, respectively, compared with September 30, 2008. Ending backlog for the period included 4,316 Centex units with a dollar value of $1.1 billion.

We had 8,807 and 5,058 homes in production at September 30, 2009 and December 31, 2008, respectively, excluding 1,766 and 1,372 model homes, respectively. Included in our total homes in production were 2,505 and 3,509 homes that were unsold to customers at September 30, 2009 and December 31, 2008, respectively, of which 1,051 and 1,857 homes, respectively, were completed. Centex contributed 4,134 homes in production at September 30, 2009, excluding 591 model homes.

At September 30, 2009 and December 31, 2008, our Homebuilding operations controlled 176,727 and 120,796 lots, respectively. Of these controlled lots, 153,618 and 97,473 lots were owned and 21,453 and 23,250 lots were under option agreements approved for purchase at September 30, 2009 and December 31, 2008, respectively. In addition, there were 1,656 lots and 73 lots under option agreements pending approval at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, Centex contributed 61,988 controlled lots including 56,345 owned lots, 4,314 lots under option agreements approved for purchase, and 1,329 lots under option agreements pending approval. During the three and nine months ended September 30, 2009, we withdrew from land option contracts representing 3,271 lots with purchase prices totaling $233.2 million and 4,423 lots valued at $276.5 million, respectively.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates approximated $1.1 billion at September 30, 2009. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $220.6 million, of which $2.2 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In connection with the Centex merger, the Company realigned the organizational structure for certain of its markets. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 69 markets, located throughout 29 states, and have presented our reportable Homebuilding segments as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey,
New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Midwest Area includes the following states:
Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*West:	West Area includes the following states:
California, Oregon, Washington

*	Our homebuilding operations located in Reno, Nevada are reported in the West segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Home sale revenue (settlements):
Northeast	$188,969	$202,445	$338,069	$596,833
Southeast	150,025	221,394	311,878	687,950
Gulf Coast	245,054	293,683	543,772	907,229
Midwest	134,795	182,415	275,135	522,052
Southwest	154,020	407,295	427,641	1,130,773
West	174,099	201,593	368,911	615,556
Other homebuilding	6,825	—	6,825	—

	$1,053,787	$1,508,825	$2,272,231	$4,460,393

Income (loss) before income taxes:
Northeast	$(61,516)	$(2,178)	$(190,979)	$(44,692)
Southeast	(6,802)	5,202	(47,943)	(1,012)
Gulf Coast	(37,315)	(12,263)	(183,387)	(183,211)
Midwest	(6,994)	(27,553)	(54,798)	(80,695)
Southwest	(47,295)	(133,770)	(223,778)	(523,171)
West	(23,350)	(29,518)	(93,052)	(157,736)
Other homebuilding	(108,333)	(101,886)	(192,584)	(237,900)

	$(291,605)	$(301,966)	$(986,521)	$(1,228,417)

Unit settlements:
Northeast	508	497	907	1,433
Southeast	629	776	1,265	2,405
Gulf Coast	1,268	1,353	2,635	4,075
Midwest	545	661	1,108	1,899
Southwest	685	1,571	1,821	4,191
West	526	519	1,072	1,545
Other homebuilding	5	—	5	—

	4,166	5,377	8,813	15,548

Net new orders - units:
Northeast	502	328	1,283	1,363
Southeast	753	493	1,648	2,063
Gulf Coast	1,213	741	2,835	3,542
Midwest	502	553	1,290	1,832
Southwest	634	629	2,246	3,516
West	420	264	1,111	1,227
Other homebuilding	24	—	24	—

	4,048	3,008	10,437	13,543

Unit backlog:
Northeast			1,382	721
Southeast			1,461	939
Gulf Coast			2,687	1,589
Midwest			851	761
Southwest			998	1,335
West			985	540
Other homebuilding			19	—

			8,383	5,885

Homebuilding Segment Operations (continued)

	As of September 30, 2009	As of December 31, 2008
Controlled lots:
Northeast	16,540	8,988
Southeast	21,025	12,339
Gulf Coast	64,915	41,840
Midwest	12,866	9,187
Southwest	39,467	36,920
West	19,267	11,522
Other homebuilding	2,647	—

	176,727	120,796

Northeast:

For the third quarter of 2009, Northeast home sale revenues decreased 6.7% compared with the prior year period due to an 8.7% decrease in the average selling price offset by a 2.2% increase in unit settlements. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The increase in the loss before income taxes was primarily attributable to these lower revenues and decreased gross margins (excluding land-related charges) from the prior year period, offset by an increase in land-related charges to $63.3 million in the third quarter of 2009 from $9.4 million in the prior year period. Net new order units increased 53.0% due to an increase the number of active communities. Excluding Centex, net signups for the quarter increased moderately compared with the prior year period. The cancellation rate was 16% and 20% in the third quarter of 2009 and 2008, respectively.

For the nine months ended September 30, 2009, Northeast home sale revenues decreased 43.4% compared with the prior year period due to a 36.7% decrease in unit settlements combined with a 10.5% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The increase in the loss before income taxes was attributable to these lower revenues combined with higher land-related charges of $142.9 million in 2009 compared with $64.0 million in 2008 and impairments of $31.1 million in 2009 related to unconsolidated joint ventures. Gross margins excluding land-related charges also deteriorated from the prior year period. Net new order units decreased 5.9% compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased from the prior year period.

Southeast:

For the third quarter of 2009, Southeast home sale revenues decreased 32.2% compared with the prior year period due to an 18.9% decrease in unit settlements combined with a 16.4% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The increase in the loss before income taxes was primarily attributable to these lower revenues and decreased gross margins (excluding land-related charges) from the prior year period, offset by a decrease in land-related charges to $4.9 million in the third quarter of 2009 from $5.1 million in the prior year period. Net new order units increased 52.7% due to an increase in the number of active communities. Excluding Centex, net signups for the quarter increased moderately compared with the prior year period. The cancellation rate was 19% and 37% in the third quarter of 2009 and 2008, respectively.

For the nine months ended September 30, 2009, Southeast home sale revenues decreased 54.7% compared with the prior year period due to a 47.4% decrease in unit settlements combined with a 13.8% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The increase in the loss before income taxes was attributable to these lower revenues offset by lower land-related charges of $30.1 million in 2009 compared with $38.8 million in 2008. Gross margins excluding land-related charges also deteriorated from the prior year period. Net new order units decreased 20.1% compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased compared with the prior year period.

Homebuilding Segment Operations (continued)

Gulf Coast:

For the third quarter of 2009, Gulf Coast home sale revenues decreased 16.6% compared with the prior year period due to a 6.3% decrease in unit settlements combined with an 11.0% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The increase in loss before income taxes in the third quarter of 2009 was attributable to these lower revenues combined with lower gross margins (excluding land-related charges) and higher land-related charges. Land-related charges increased to $28.4 million in the third quarter of 2009 compared with $18.4 million in the prior year period. Net new order units increased by 63.7% overall compared with the prior year period due to an increase in the number of active communities. Excluding Centex, net signups for the quarter increased moderately compared with the prior year period. The cancellation rate was 25% and 37% in the third quarter of 2009 and 2008, respectively.

For the nine months ended September 30, 2009, Gulf Coast home sale revenues decreased 40.1% compared with the prior year period due to a 35.3% decrease in unit settlements combined with a 7.3% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The slight increase in the loss before income taxes was attributable to lower land-related charges, totaling $153.4 million, compared with $185.9 million in the prior year period and gross margins (excluding land-related charges) that remained consistent with the prior year period. Net new order units decreased by 20.0% compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased compared with the prior year period.

Midwest:

Midwest home sale revenues decreased 26.1% during the quarter compared with the prior year period due to a 17.5% decrease in unit settlements combined with a 10.4% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The loss before income taxes decreased in the third quarter of 2009 compared with the third quarter of 2008 primarily due to a decrease in land-related charges to $0.8 million from $29.3 million in the prior year period. Gross margins excluding land-related charges were lower compared with the prior period. Net new order units decreased by 9.2% compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the quarter decreased compared with the prior year period. The cancellation rate in the third quarter of 2009 was 17% compared with 23% in the same period in 2008.

For the nine months ended September 30, 2009, Midwest home sale revenues decreased 47.3% compared with the prior year period due to a 41.7% decrease in unit settlements combined with a 9.7% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. Each market experienced lower revenues compared with the prior year period. The loss before income taxes decreased in 2009 compared with 2008 primarily due to a decrease in land-related charges to $35.8 million from $80.4 million. Gross margins excluding land-related charges decreased between the two periods. Despite an increase in the number of active communities, net new order units declined by 29.6% compared with the prior year period. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased compared with the prior year period.

Southwest:

For the three months ended September 30, 2009, Southwest home sale revenues decreased 62.2% compared with the prior year period due to a 56.4% decrease in unit settlements combined with a 13.3% decrease in average selling prices. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The loss before income taxes in the third quarter of 2009 resulted primarily from land-related charges totaling $26.9 million, although these charges were less than the land-related charges of $148.9 million in the prior year period. Gross margins excluding land-related charges were significantly lower in the third quarter of 2009 compared with the prior year period. Reduced revenues and lower gross margins were offset by decreased land-related charges resulting in a significant decrease in the loss before income taxes compared with the prior year period. Net new order units were flat compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the quarter decreased compared with the prior year period. The cancellation rate was 30% and 48% in the third quarter of 2009 and 2008, respectively.

Homebuilding Segment Operations (continued)

Southwest (continued):

For the nine months ended September 30, 2009, Southwest home sale revenues decreased 62.2% compared with the prior year period due to a 56.5% decrease in unit settlements combined with a 13.0% decrease in average selling prices. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. Southwest loss before income taxes decreased despite the reduction in revenues and lower gross margins (excluding land-related charges). The decrease in loss before income taxes was primarily attributable to lower land-related charges, totaling $138.0 million compared with $549.1 million in the prior year period. In addition, Southwest’s results for the nine months ended September 30, 2009 included impairments of $19.3 million related to an unconsolidated joint venture. Net new order units declined by 36.1% compared with the prior year period despite the acquisition of Centex and an increase in the number of active communities. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased compared with the prior year period.

West:

For the third quarter of 2009, West home sale revenues decreased 13.6% compared with the prior year period due to a 14.8% decrease in average selling prices offset by a 1.3% increase in unit settlements. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The loss before income taxes resulted from these lower revenues, reductions in gross margins (excluding land-related charges), land-related charges totaling $18.6 million, and an impairment in an unconsolidated joint venture of $5.8 million. However, the loss before income taxes was lower than in the third quarter of 2008 primarily due to lower land-related charges, which totaled $34.5 million in the prior year period. Net new order units increased by 59.1% in the third quarter of 2009 compared with the same period in the prior year due to an increase in the number of active communities. Excluding Centex, net signups for the quarter were flat compared with the prior year period. The cancellation rate was 23% and 48% in the third quarter of 2009 and 2008, respectively.

For the nine months ended September 30, 2009, West home sales revenue decreased 40.1% compared with the prior year period due to a 30.6% decrease in unit settlements combined with a 13.6% decrease in average selling prices. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The loss before income taxes resulted from these lower revenues, lower gross margins (excluding land-related charges), and land-related charges totaling $77.5 million. However, the loss before income taxes was lower than in the third quarter of 2009 due to the prior year period including land-related charges totaling $164.3 million. Net new order units decreased by 9.5% compared with the prior year period despite an increase in the number of active communities. Excluding Centex, net signups for the nine months ended September 30, 2009 decreased compared with the prior year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mortgage operations revenues	$27,178	$32,307	$62,102	$107,571
Title services revenues	7,125	4,131	11,448	11,300

Total Financial Services revenues	34,303	36,438	73,550	118,871
Expenses	(42,921)	(26,348)	(92,296)	(82,980)
Equity income	6	2	16	47

Income (loss) before income taxes	$(8,612)	$10,092	$(18,730)	$35,938

Total originations:
Loans	2,981	3,924	6,482	11,369

Principal	$621,765	$875,140	$1,370,209	$2,555,838

Total Financial Services revenues for the three and nine months ended September 30, 2009, which include $11.1 million related to Centex, decreased 5.9% and 38.1%, respectively, compared with the same periods in the prior year. The decrease was attributable to lower home settlements in the three and nine months ended September 30, 2009, compared with the same periods in 2008. Interest income, which is included in mortgage operations revenues, was 45.5% and 49.4% lower in the three and nine months ended September 30, 2009 and 2008, respectively, primarily due to significant decreases in loan origination volumes. Title services revenues for the three and nine months ended September 30, 2009 increased 72.5% and 1.3%, respectively, compared with the same periods in the prior year due primarily to the Centex merger.

Mortgage origination unit volume decreased 24.0% and 43.0% while mortgage origination principal volume decreased 29.0% and 46.4% for the three and nine months ended September 30, 2009, respectively, compared with the same periods in the prior year. Excluding Centex, mortgage origination unit volume decreased 48.4% and 51.4% while mortgage origination principal volume decreased 51.6% and 54.1% for the three and nine months ended September 30, 2009, respectively, compared with the same periods in the prior year. The decrease in unit volume is due primarily to lower home settlements. Agency production in both the three and nine months ended September 30, 2009 for funded originations were each 99.7%, compared with 98.9% and 97.8% for the same periods in the prior year. Within the funded agency originations, FHA loans were approximately 43.3% and 37.0% of the loans funded during the three and nine months ended September 30, 2009, respectively, compared with 30.7% and 23.2% in the prior year periods. Our capture rates for the third quarter of 2009 decreased to 85.6%, compared with 93.4% in the prior year. Capture rates for the nine months ended September 30, 2009 were 88.5%, compared with 91.9% in the prior year period. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with lower average selling prices, which reduced the average loan size. Our Homebuilding customers continue to account for substantially all loan production, representing 99.2% and 96.8% of financial services unit production for the three and nine months ended September 30, 2009, respectively, and 99.6% and 99.5% of financial services unit production for the three and nine months ended September 30, 2008, respectively. At September 30, 2009, our loan application backlog was $1.2 billion, compared with $1.0 billion at September 30, 2008.

Financial Services Operations (continued)

Substantially all loan production in 2009 and 2008 consisted of fixed rate loans, the majority of which are prime, conforming loans. We define prime loans as full documentation first mortgages with FICO scores of 621 or higher, Alt-A loans as non-full documentation first mortgages with FICO scores of 621 or higher, and sub-prime loans as first mortgages with FICO scores of 620 or lower. Because we sell our loans monthly and retain only limited risk for sold loans for a short period of time, we believe that our Financial Services operations do not have any material direct risks related to sub-prime and Alt-A loans. However, the availability of certain mortgage financing products has become more constrained, as the mortgage industry is now more closely scrutinizing sub-prime, Alt-A, and other non-conforming mortgage products. These developments have had and may continue to have a material adverse effect on the overall demand for new housing and thereby on the results of operations of both our Homebuilding and Financial Services businesses.

For the three and nine months ended September 30, 2009, Financial Services experienced a loss before income taxes of $8.6 million and $18.7 million, respectively, compared with income before income taxes of $10.1 million and $35.9 million during the respective prior year periods, primarily due to decreased loan origination volumes, lower values of servicing rights, and increased loan loss reserves. The loss before income taxes also includes certain integration costs directly related to the Centex merger totaling $4.5 million for the three and nine months ended September 30, 2009. Such costs consisted primarily of severance benefits and lease exit and related asset impairment costs.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source for these losses has been a significant increase in actual and anticipated losses for loans previously originated and sold to investors, which have increased as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. Additionally, Centex’s mortgage operations were historically broader than Pulte Mortgage’s, so our exposure to losses related to loans previously originated has increased significantly. As a result, loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance included in expenses totaled $1.2 million and $7.6 million for the three and nine months ended September 30, 2009, respectively, compared with $1.2 million and $6.9 million, respectively, for the three and nine months ended September 30, 2008. Additionally, we recorded provisions for losses related to contingent repurchase obligations of $11.5 million and $23.6 million for the three and nine months ended September 30, 2009, respectively, compared with $0.5 million and $0.4 million for the three and nine months ended September 30, 2008.

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

The following table presents other non-operating expenses for the three and nine months ended September 30, 2009 and 2008 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net interest income	$1,383	$5,639	$6,644	$17,757
Other income (expenses), net	(59,885)	(8,356)	(59,287)	(28,152)

Loss before income taxes	$(58,502)	$(2,717)	$(52,643)	$(10,395)

The decrease in net interest income from the prior year period resulted from significantly lower interest rates on our invested cash balances. Other income (expenses), net included losses of $47.4 million and $31.5 million for the three and nine months ended September 30, 2009, respectively, related to the repurchase of senior notes. The loss before income taxes also includes certain integration costs directly related to the Centex merger totaling $5.5 million for the three and nine months ended September 30, 2009. Additionally, compared with the prior year period, compensation-related expenses increased during the three and nine months ended September 30, 2009, primarily as a result of the Centex merger.

We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest capitalized during the three months ended September 30, 2009 increased as a result of debt assumed with the Centex merger, though this was partially offset by the repurchase of senior notes. Interest expensed to homebuilding cost of revenues for the three and nine months ended September 30, 2009 includes $15.1 million and $57.0 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $19.3 million and $64.3 million, respectively, for the three and nine months ended September 30, 2008. Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest in inventory, beginning of period	$187,398	$176,885	$170,020	$160,598
Interest capitalized	60,890	53,369	166,591	166,780
Interest expensed	(36,173)	(52,526)	(124,496)	(149,650)

Interest in inventory, end of period	$212,115	$177,728	$212,115	$177,728

Interest incurred*	$61,322	$54,092	$167,938	$168,959

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Income taxes were provided at effective tax rates of 0.7% for both the three and nine months ended September 30, 2009, compared with effective tax rates of 4.8% and 5.6% for the prior year periods. The change in the effective tax rate resulted primarily from adjustments during 2008 to the valuation allowance recorded against the Company’s deferred tax assets.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations.

At September 30, 2009, we had cash and equivalents of $1.5 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $4.3 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $3.0 million. Sources of our working capital include our cash and equivalents, our Credit Facility, our unsecured letter of credit facility (the “LOC Agreement”), and Pulte Mortgage’s master repurchase agreements.

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

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Financial Services debt, was 56.4% at September 30, 2009, and 45.5% net of cash and equivalents.

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $1.0 billion. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At September 30, 2009, we had no borrowings outstanding and availability of $429.1 million under the Credit Facility after consideration of $570.9 million of outstanding letters of credit. As a result, the borrowing base limitation of $515.1 million did not restrict our borrowing availability at September 30, 2009. However, our ability to utilize the full capacity of the Credit Facility may be limited in the future under the terms of the borrowing base.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended September 30, 2009 was negative 1.51. We maintained the required cash and equivalents of $391.6 million within the liquidity reserve accounts at September 30, 2009, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four fiscal quarters exceeds interest income over the last four fiscal quarters as of March 31, 2009, excluding Financial Services. For the period ending December 31, 2009, we will be required to maintain cash and equivalents of $415.1 million within the liquidity reserve accounts, calculated as of September 30, 2009.

Liquidity and Capital Resources (continued)

The Credit Facility contains certain financial covenants. Violations of any of the covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which could require replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $4.3 billion of senior notes. We are required to not exceed a debt-to-total capitalization ratio as well as to meet a tangible net worth minimum each quarter. At September 30, 2009, our debt-to-total capitalization ratio (as defined in the Credit Facility) was 53.8% (compared with the requirement not to exceed 55.0%) while we had a deficiency in our tangible net worth (as defined in the Credit Facility) of $284.5 million. As a result, we were not in compliance with the tangible net worth covenant as of September 30, 2009. We subsequently requested and received a limited waiver from our lenders until December 15, 2009, permitting the use of letters of credit under the Credit Facility during the term of the waiver. We expect to negotiate a permanent amendment by December 15, 2009, but there can be no assurance that any agreement regarding the amendment can be reached. If we do not reach an agreement with the lenders prior to expiration of the waiver, we may seek an extension of the waiver or alternatively terminate the Credit Facility. Terminating the Credit Facility would release the funds currently maintained in the liquidity reserve accounts, which we could use in combination with our available cash to collateralize required letters of credit. Alternatively, we may seek to replace the Credit Facility with a separate letter of credit facility, similar to our existing LOC Agreement. While there can be no assurances that we could complete any of these actions given the uncertainties in the homebuilding industry and the financial markets, we believe that the combination of these potential actions will provide us with sufficient liquidity for the near term.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its various credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At September 30, 2009, Pulte Mortgage had $37.9 million outstanding under three separate master repurchase agreements with total borrowing capacity of $175 million, subject to certain sublimits. These repurchase agreements expire beginning in May 2010 and contain various affirmative and negative covenants, including certain financial covenants. Based on current market conditions, there is a reasonable risk that Pulte Mortgage may not be able to comply with at least one of the required covenants prior to the maturity of the related repurchase agreement. Violations of any of the covenants in the repurchase agreements, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. Additionally, given the uncertainty in the capital markets, there can be no assurances that we will be able to renew or replace the repurchase agreements on commercially reasonable terms upon their expiration. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs.

CTX Mortgage, which we acquired with the Centex merger, had $25.7 million outstanding under a master repurchase agreement in place with JP Morgan Chase Bank, N.A. dated October 30, 2008 providing for advances of up to $50 million, subject to certain sublimits. The repurchase agreement expires on January 31, 2010 and contains various affirmative and negative covenants. As of September 30, 2009, CTX Mortgage received a waiver of a financial covenant related to the repurchase agreement related to the quarterly loss covenant for the quarter ended September 30, 2009. We are in the process of transitioning all loan origination production to Pulte Mortgage and expect to complete this transition by December 31, 2009. Accordingly, we do not intend to replace the CTX Mortgage repurchase agreement upon its expiration.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during the third quarter of 2009. We had remaining authorization to purchase common stock aggregating $102.3 million at September 30, 2009.

Our net cash provided by operating activities for the nine months ended September 30, 2009 was $330.5 million, compared with $763.3 million for the nine months ended September 30, 2008. The primary drivers of cash flow from operations are inventory levels and profitability. For the nine months ended September 30, 2009 and 2008, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities. In addition, during the nine months ended September 30, 2009, we received a federal income tax refund of $362.0 million compared with $212.1 million during the prior year period.

Liquidity and Capital Resources (continued)

Net cash provided by investing activities was $1.7 billion for the nine months ended September 30, 2009, primarily as the result of the $1.7 billion of cash acquired with the Centex merger. Net cash used in investing activities was $51.0 million for the nine months ended September 30, 2008. Excluding the cash acquired with the Centex merger, cash used in investing activities decreased primarily from lower capital contributions to our joint ventures.

Net cash used in financing activities totaled $2.2 billion for the nine months ended September 30, 2009, primarily as the result of the $2.0 billion used to retire outstanding debt combined with reductions in amounts outstanding under our Financial Services credit arrangements as a result of the lower volumes. Net cash used in financing activities for the nine months ended September 30, 2008 totaled $599.2 million, which was largely attributable to reductions in outstanding borrowings. In addition, on November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on our common stock effective in the first quarter of 2009.

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

Contractual Obligations

Upon completion of the Centex merger on August 18, 2009, we assumed Centex’s outstanding senior notes, of which $1.9 billion remained outstanding at September 30, 2009 and contractual leases obligations with expected future payments of approximately $120 million as of September 30, 2009. Additionally, we retired during 2009 approximately $700 million of our senior notes that were outstanding as of December 31, 2008. Other than as described above, there were no other material changes to our contractual obligations from those disclosed in our “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

At September 30, 2009 and December 31, 2008, aggregate outstanding debt of unconsolidated joint ventures was $69.5 million and $84.0 million, respectively, of which our proportionate share of such joint venture debt was $25.3 million and $39.8 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $18.5 million and $32.1 million of such joint venture debt at September 30, 2009 and December 31, 2008, respectively. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2009 compared with those disclosed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

Goodwill and intangible assets

We have recorded a significant amount of goodwill related to the Centex merger completed in 2009. Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. We evaluate the recoverability of goodwill by comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value, and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded carrying value. Such fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, and our strategic plans within each of our markets. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. If our expectations of future results and cash flows decrease significantly, goodwill may be impaired.

We have also recorded certain intangible assets related to tradenames acquired with the Centex merger completed in 2009 and the Del Webb merger completed in 2001, which are being amortized over their estimated useful lives. The carrying values and ultimate realization of these assets are dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. If our expectations of future results and cash flows decrease significantly or if our strategy related to the use of such intangible assets changes, the related intangible assets may be impaired.

Mortgage loan allowances and loan origination liabilities

Our mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, our mortgage operations also provide limited indemnities for certain loans sold to investors. We establish the liabilities for such anticipated losses based upon, among other things, historical loss rates, current trends in loan originations, and the geographic location of the underlying collateral.

From time to time, our mortgage operations will be required to repurchase certain loans we originated and sold to third parties. If a repurchased loan is performing, it is classified as a residential mortgage loan available-for-sale and recorded at fair value. Such repurchased loans are typically re-sold to third party investors. If a repurchased loan is nonperforming, the loan is classified as loans held for investment. We establish an allowance for such loans based on our historical loss experience and current loss trends.

Although we consider our mortgage loan allowances and loan origination liabilities reflected in our Condensed Consolidated Balance Sheets to be adequate, there can be no assurance that these allowances and liabilities will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and liabilities may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific borrowers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2009, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of September 30, 2009 for the years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$47,427	$231,683	$236,961	$495,131	$3,336,861	$4,348,063	$4,079,707
Average interest rate	—	4.55%	7.89%	6.40%	5.64%	6.11%	6.15%
Limited recourse collateralized financing	$397	$999	$1,011	$207	$147	$247	$3,008	$3,008
Average interest rate	1.03%	7.55%	7.58%	9.02%	10.00%	10.00%	7.12%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2008.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, (1) interest rate changes and the availability of mortgage financing; (2) continued volatility and potential further deterioration in the debt and equity markets; (3) competition; (4) the availability and cost of land and other raw materials used by the Company in its homebuilding operations; (5) the availability and cost of insurance covering risks associated with the Company’s business; (6) shortages and the cost of labor; (7) adverse weather conditions which may slowdown the construction of, or damage, new homes built by the Company; (8) slow growth initiatives and/or local building moratoria; (9) the ability to utilize net operating losses, built-in losses and other tax credit carryforwards; (10) governmental regulation, including the effects from the Emergency Economic Stabilization Act, the American Recovery and Reinvestment Act and the interpretation of tax, labor and environmental laws; (11) changes in consumer confidence and preferences; (12) terrorist acts and other acts of war; (13) the risk that the Pulte and Centex businesses will not be integrated successfully; (14) disruption from the Centex merger making it more difficult to maintain business and operational relationships; and (15) other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2008 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to Pulte’s business. Pulte undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in Pulte’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon, and as of the date of, that evaluation, our President & Chief Executive Officer and Executive Vice President & Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2009.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1a.	Risk Factors

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

We have significant goodwill and intangible assets. If the goodwill becomes impaired, then our profits may be significantly reduced or eliminated and shareholders’ equity may be reduced.

We have recorded significant goodwill and intangible assets related to prior business combinations. We evaluate the recoverability of goodwill and intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. We also perform our annual impairment testing of goodwill in the fourth quarter of each year. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to our operating earnings.

Pulte may not realize all of the anticipated benefits of the Centex merger

The Company’s ability to realize the anticipated benefits of the Centex merger will depend, to a large extent, on the ability of the Company to integrate the businesses of Centex with the Company. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the Company will be required to devote significant management attention and resources to integrating the business practices and operations of the Company and Centex. The integration process may disrupt the business of the Company and, if implemented ineffectively, would preclude realization of the full benefits expected by the Company. The failure of the Company to meet the challenges involved in integrating successfully the operations of Centex or otherwise to realize the anticipated benefits of the Centex merger could cause an interruption of, or a loss of momentum in, the activities of the Company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships, and diversion of management’s attention.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2009 to July 31, 2009	—	$—	—	$102,342	(1)

August 1, 2009 to August 31, 2009	357,816	$12.36	—	$102,342	(1)

September 1, 2009 to September 30, 2009	34,988	$12.22	—	$102,342	(1)

Total	392,804	$12.35	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the third quarter of 2009, a total of 392,804 shares were surrendered by employees in lieu of cash payments and were not repurchased as part of our publicly announced stock repurchase programs.

Item 4.	Submission of Matters to a Vote of Security Holders

In connection with the Special Meeting of Shareholders of Pulte Homes, Inc. held on August 18, 2009, we tabulated proxies representing 228,010,118 shares of Common Stock or 88.17% of the total outstanding common shares voted in the following manner:

	For	Against	Abstain	NoVote
The approval of the issuance of shares of Pulte Homes, Inc. common stock pursuant to the Agreement and Plan of Merger, dated as of April 7, 2009, by and among Pulte Homes, Inc., Pi Nevada Building Company, a wholly owned subsidiary of Pulte Homes, Inc., and Centex Corporation.	210,219,894	1,324,162	56,381	16,409,681

The approval of an amendment to the Pulte Homes, Inc. Restated Articles of Incorporation to increase the total number of shares of common stock that Pulte Homes, Inc. is authorized to issue from 400,000,000 to 500,000,000.	225,887,338	1,944,688	178,092	0

The approval of an amendment to the Pulte Homes, Inc. Restated Articles of Incorporation to change the corporate name of Pulte Homes, Inc. to “PulteGroup, Inc.”	224,833,942	3,080,781	95,395	0

The approval of a proposal to adjourn the special meeting, if necessary, to solicit additional proxies, if there are not sufficient votes in favor of Proposal 1 or 2.	217,240,044	10,506,058	264,016	0

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among Pulte Homes, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Restated Articles of Incorporation, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(c)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

Item 6.	Exhibits (continued)

Exhibit Number and Description (continued)

4(b)	Section 382 Rights Agreement, dated as of March 5, 2009, between PHM and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4 of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

4(c)	First Amendment to Section 382 Rights Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the SEC on April 10, 2009)

4(d)	Second Amendment to Section 382 Rights Agreement, dated as of September 24, 2009 between Pulte and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on September 24, 2009).

10(a)	Pulte Homes, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Filed herewith)

10(b)	Master Repurchase Agreement dated as of July 31, 2009 between Bank of America, N.A., as Buyer and Pulte Mortgage LLC, as Seller (Incorporated by reference to exhibit 10.1 of our Form 8-K filed with the SEC on August 6, 2009)

10(c)	Assignment and Assumption Agreement dated as of August 18, 2009 between Pulte Homes, Inc. and Centex Corporation (Incorporated by reference to exhibit 10.2 of our Form 8-K filed with the SEC on August 20, 2009)

10(d)	Indenture Supplement dated as of September 15, 2009 to Indenture dated as of October 24, 1995 between Pulte Homes, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to exhibit 10.2 of our Form 8-K filed with the SEC on September 16, 2009)

10(e)	Indenture Supplement No. 21 dated as of September 1, 2009 to Indenture dated as of October 1, 1998 among Centex Corporation, the Guarantors, U.S. Bank National Association, and Pulte Homes, Inc. (Incorporated by reference to exhibit 10.2 of our Form 8-K filed with the SEC on September 16, 2009)

10(f)	First Amendment to Master Repurchase Agreement dated September 28, 2009 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to exhibit 10.1 of our Form 8-K filed with the SEC on October 2, 2009)

10(g)	Master Repurchase Agreement dated September 30, 2009 between JPMorgan Chase Bank, N.A. as Buyer and Pulte Mortgage LLC, as Seller (Incorporated by reference to exhibit 10.2 of our Form 8-K filed with the SEC on October 2, 2009)

10(h)	Waiver to Third Amended and Restated Credit Agreement dated November 3, 2009 among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Filed herewith)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTE HOMES, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: November 6, 2009