Form 10-K
period 2009-12-31
PULTE HOMES INC/MI/
filed 2010-02-19
CIK 822416

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  ☐  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2009, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $1,890,933,614.

As of February 15, 2010, the registrant had 382,266,905 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTE HOMES, INC.

PART I

ITEM I.  BUSINESS

Pulte Homes, Inc.

Pulte Homes, Inc. (“Pulte” or the “Company”) is a publicly-held holding company whose subsidiaries engage in the homebuilding and financial services businesses. Pulte Homes, Inc. is a Michigan corporation organized in 1956. Our assets consist principally of the capital stock of our subsidiaries and our income primarily consists of dividends from our subsidiaries. Our direct subsidiaries include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), Centex Corporation (“Centex”), and other subsidiaries engaged in the homebuilding business. Pulte Diversified Companies, Inc.’s operating subsidiaries include Pulte Home Corporation, Pulte International Corporation (“International”), and other subsidiaries engaged in the homebuilding business. We also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

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

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, and increased price discounts and sales incentives to attract homebuyers. During 2009, these conditions were accompanied by significant foreclosure activity, a more challenging appraisal environment, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments.

Homebuilding, our core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. In the third quarter of 2009, in connection with the Centex merger, we realigned the organizational structure for certain of our markets. As a result, our reportable Homebuilding segments are as follows:

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

We also have one reportable segment for our financial services operations, which consists principally of mortgage banking and title operations. Our Financial Services segment operates generally in the same markets as our Homebuilding segments.

Pulte Homes, Inc. (continued)

Financial information, including revenues, income (loss) from continuing operations before income taxes, valuation adjustments and write-offs, depreciation and amortization, equity loss, total assets, and inventory for each of our reportable business segments is included in Note 6 of our Consolidated Financial Statements.

Available information

Our internet website address is www.pulte.com/pulteinc/. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our business practices policy, our corporate governance guidelines, and the charters of the Audit, Compensation, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2009	2008	2007	2006	2005
Home sale revenues	$3,869,297	$5,980,289	$8,881,509	$13,975,387	$14,370,667

Homebuilding unit settlements	15,013	21,022	27,540	41,487	45,630

Through our brands, which include Pulte Homes, Del Webb, Centex, Fox & Jacobs, and DiVosta, we offer a wide variety of home designs including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to all of our major customer segments: first-time, first and second move-up, and active adult. Over our 60-year history, we have delivered over 550,000 homes.

As of December 31, 2009, our Homebuilding operations offered homes for sale in 882 communities. Sales prices of homes currently offered for sale in 88% of our communities fall within the range of $100,000 to $400,000 with a 2009 average unit selling price of $258,000, compared with $284,000 in 2008, $322,000 in 2007, $337,000 in 2006, and $315,000 in 2005. Sales of single-family detached homes, as a percentage of total unit sales, were 77% in 2009, compared with 75% in 2008, 74% in both 2007 and 2006, and 72% in 2005. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and duplexes, as prices for detached new homes have become more affordable for first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, help to insulate us from demand changes in individual markets. Since 2006, however, such diversification has not insulated us from demand changes due to the nationwide downturn in the homebuilding industry that has had a significant adverse impact on our operations in each of our markets. As of December 31, 2009, our Homebuilding business operated in 69 markets spanning 29 states.

Ending backlog, which represents orders for homes that have not yet closed, was $1.6 billion (5,931 units) at December 31, 2009 and $631.0 million (2,174 units) at December 31, 2008. For each order in backlog, we have received a signed customer contract and the required customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2009, substantially all are scheduled to be closed during 2010, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose not to retain the deposit in certain instances.

Homebuilding Operations (continued)

Land acquisition and development

We acquire land primarily for the construction of our homes for sale to homebuyers, though we periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain of our land assets no longer fit into our strategic operating plans. We select locations for development of homebuilding communities after completing extensive market research, enabling us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We historically have managed the risk of controlling our land positions through the use of option contracts. We typically control land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large projects for which the completion of community build-out requires a longer time period. As a result, land is generally purchased after it is properly zoned and developed or is ready for development. In addition, we dispose of owned land not required in the business through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2009, we controlled 154,694 lots, of which 138,273 were owned and 16,421 were under option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative proprietary architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer groups. Segmentation analysis provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group.

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

Typically, our sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the construction field manager; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. In the case of first-time buyers in the low to moderate price range, financing under United States government-insured and guaranteed programs is often used and is facilitated through our financial services operations. We also enjoy sales to the move-up buyer in higher price ranges.

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

Homebuilding Operations (continued)

Sales and marketing (continued)

We have received recognition and awards as a result of our achievements as a homebuilder. Our brands received more top rankings than any other homebuilder in the J.D. Power and Associates® 2009 New-Home Builder Customer Satisfaction Study, and our Atlanta, Austin (tie), Charleston, S.C. (Centex), Chicago, Inland Empire, Calif. (Del Webb), LA/Ventura County/Bakersfield, Calif., Orlando, Philadelphia, Sacramento, San Antonio, Tampa, Tucson, and Washington, D.C. operations were recognized for ranking the highest in their markets. Three of our operations ranked second in their respective markets, while five operations ranked third. Pulte brands, which include Pulte Homes, Del Webb, Centex, Fox & Jacobs, and DiVosta, were surveyed in 22 of the 24 total markets analyzed. The survey assesses nine factors that influence overall customer satisfaction with workmanship and materials increasing in importance to customers in 2009.

Through our portfolio of brands, each serving unique customer segments, we are able to provide a distinct experience to potential customers. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, www.centex.com, www.divosta.com, and www.foxandjacobs.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. Approximately 6.8 million potential customers visited our websites during 2009.

Construction

The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction field managers. The construction work is usually performed by independent contractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. We continue to shift toward component off-site manufacturing methods to provide high efficiency, high quality, and lower cost products to our customers. We believe that our trades are an extension of our production system and jointly focus on lean construction techniques to bring the highest value possible to our customers while setting the standard in trade relations. Using a selective process, we have teamed up with what we believe are premier contractors and suppliers to improve all aspects of the house construction process.

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

We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future. While the availability of materials and labor is not a significant concern under current market conditions, we have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets in previous years.

Homebuilding Operations (continued)

Competition, regulation, and other factors

Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is fragmented and highly competitive. In each of our local markets, there are numerous homebuilders with which we compete. We also compete with the resales of existing house inventory. Any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of price, reputation, design, location, and quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) various demographic factors; (6) changes in federal income tax laws; (7) changes in government mortgage financing programs; and (8) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in the overall demand for new homes.

Our homebuilding operating cycle historically reflected escalating new order activity in the second and third fiscal quarters and increased closings in the third and fourth quarters. However, the challenging market conditions experienced in recent years have lessened the seasonal variations of our results.

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

On December 1, 2009, the Environmental Protection Agency (“EPA”) promulgated new regulations regarding effluent limitation guidelines (“ELG”) for discharges from construction and development sites. The new rule requires all construction sites subject to National Pollutant Discharge Elimination System construction storm water permits issued by EPA or an authorized state to implement certain sediment and erosion controls and pollution prevention measures. These rules also require sampling of storm water discharges and compliance with a numeric effluent limitation of 280 nephelometric turbidity units beginning August 1, 2011 for sites disturbing 20 or more acres at once and beginning February 2, 2014 for sites disturbing 10 or more acres at once.

In addition to the new ELG rules, EPA also announced that it is committed to and has begun a rulemaking to address post-construction storm water discharges from newly developed and redeveloped sites. This rulemaking is expected to be completed by November 2012. There can be no assurance whether EPA will adopt final rules regarding post-construction storm water discharges, or, if it does, the form the final rule will take.

The Company is currently assessing the impact that the new ELG rules and potential post-construction rules will have on its business and results of operations.

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

Financial Services Operations (continued)

We utilize a centralized fulfillment center to perform our mortgage underwriting, processing and closing functions and also use centralized loan consultants. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, consistency, and quality of our mortgage operations, improving our profitability and allowing us to focus on creating attractive mortgage financing opportunities for our customers. In 2009, we had a high level of utilization of our online customer questionnaire. The majority of our customers now send us their data online to start the mortgage process. Once the questionnaire is received, an interview is scheduled and the combination of the interview with the data sent online represents our mortgage application.

In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. We subsequently sell such mortgage loans to outside investors. Substantially all of the loans originated by the Company are sold in the secondary market within a short period of time after origination.

During 2009, 2008, and 2007, we originated mortgage loans for 70%, 72%, and 76%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 85% in 2009, while the capture rates for both 2008 and 2007 were 92%.

We sell our servicing rights monthly on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time, which substantially reduces the risk of impairment with respect to the fair value of these reported assets. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 to 120 days after sale.

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

Our mortgage operations are also subject to potential losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, certain borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, our mortgage operations also provide limited indemnities for certain loans sold to investors. During 2009, our mortgage operations have experienced a significant increase in actual and anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us.

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

Discontinued Operations

In 2007, income from discontinued operations included $18.7 million in refundable income taxes related to our investment in our discontinued Mexico homebuilding operations. We disposed of our Mexico homebuilding operations in December 2005.

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

At December 31, 2009, we employed approximately 5,700 people, of which approximately 900 people were employed in our vertically-integrated construction operations in our Southwest reporting segment and approximately 800 people were employed in our Financial Services operations. Except for certain employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit, subsidiary, or the Company. Each subsidiary is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

ITEM 1A.  RISK FACTORS

Discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are, or may become, subject. These risks and uncertainties, together with other factors described elsewhere in this report, have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner.

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

Prior to 2006, land and home prices rose significantly in many of our markets. However, since early 2006, the homebuilding industry has been impacted by lack of consumer confidence, rising unemployment, a significant increase in the number of foreclosed homes, and large supplies of resale and new home inventories which resulted in an industry-wide softening of demand for new homes. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land and certain other assets. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.

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

ITEM 1A.  RISK FACTORS (continued)

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

Most of our customers finance their home purchases through our mortgage bank. Interest rates have been at historical lows for several years. As a result, new homes have been more affordable. Increases in interest rates or decreases in availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Beginning in early 2007, the availability of certain mortgage financing products became more constrained as the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. Additionally, these developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.

In addition, the Federal Reserve has purchased a sizeable amount of mortgage-backed securities in part to stabilize mortgage interest rates and to support the market for mortgage-backed securities. Recently, the Federal Reserve announced plans to discontinue its purchase of mortgage-backed securities in the coming months. The availability and affordability of mortgage loans, including the consumer interest rates for such loans, could be adversely affected by the Federal Reserve’s actions.

We also believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. The FHA recently reported that its cash reserves have fallen below legal requirements due to defaults on mortgages it has insured and, as a result, it has and may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is also critical to the housing market. The impact of the federal government’s conservatorship of Fannie Mae and Freddie Mac on the short-term and long-term demand for new housing remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans.

ITEM 1A.  RISK FACTORS (continued)

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets have been experiencing significant volatility. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers. We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. One source of liquidity is our unsecured revolving credit facility. In the event market conditions deteriorate further or we incur additional land-related charges or other asset impairments, we may violate certain financial covenants in the credit facility. These violations, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility, and could also result in a default under our $4.3 billion of senior notes.

The ability to reach an agreement with our lenders or to seek alternative sources of financing, if necessary, would depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the homebuilding industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreases further due to the market downturn. At December 31, 2009, we had cash and equivalents of $1.9 billion and no borrowings outstanding under our unsecured revolving credit facility. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

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

ITEM 1A.  RISK FACTORS (continued)

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any. (continued)

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. However, if the reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.

We have significant goodwill and intangible assets. If the goodwill becomes impaired, then our profits may be significantly reduced or eliminated and shareholders’ equity may be reduced.

We have recorded significant goodwill and intangible assets related to prior business combinations. We evaluate the recoverability of goodwill and intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. We also perform our annual impairment testing of goodwill in the fourth quarter of each year. If the carrying value of goodwill exceeds its estimated fair value, impairment is deemed to have occurred and the carrying value of goodwill is written down to fair value. This would result in a charge to our operating earnings. We recorded goodwill impairments of $563.0 million, $5.7 million, and $370.0 million in 2009, 2008, and 2007, respectively, and have $895.9 million and $188.5 million of goodwill and intangible assets, respectively, remaining at December 31, 2009. If management’s expectations of future results and cash flows decrease significantly, additional impairments of either goodwill or intangible assets may occur.

We may not realize our deferred income tax assets.

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded a valuation allowance against our deferred income tax assets. The valuation allowance will fluctuate as conditions change.

Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income and/or to recover previously paid taxes would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. We have not experienced an ownership change as defined by Section 382. To preserve our ability utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

As a result of the merger with Centex, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, or deductions will be limited under Section 382 of the Internal Revenue Code. The applicable Section 382 limitation is approximately $68 million per year for NOLs, losses realized on built-in loss assets that are sold within five years of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change NOLs, BILs, and tax credit carryforwards or deductions not being available for our use.

ITEM 1A.  RISK FACTORS (continued)

Pulte may not realize all of the anticipated benefits of the Centex merger.

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

ITEM 1A.  RISK FACTORS (continued)

Homebuilding is subject to warranty and liability claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits. Through our captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly.

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

Inflation can have a long-term impact on us because increasing costs of land, materials, and labor may require us to increase the sales prices of homes in order to maintain satisfactory margins. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand, in which case we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

This Item is not applicable.

ITEM 2.  PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304. Pulte Mortgage leases its primary office facilities in Englewood, Colorado, and we also maintain various support functions in leased facilities in Dallas, Texas and near Phoenix, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their day-to-day operations.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course of our homebuilding business. Such properties are not included in response to this Item.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in various legal and governmental proceedings incidental to our continuing business operations, many involving claims related to certain construction defects. The consequences of these matters are not presently determinable but, in our opinion, after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse impact on our results of operations, financial position, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Officer

Richard J. Dugas, Jr.	44	Chairman, President and Chief Executive Officer	2002
Steven C. Petruska	51	Executive Vice President and Chief Operating Officer	2004
Roger A. Cregg	53	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	51	Executive Vice President, Human Resources	2005
Deborah W. Meyer	48	Senior Vice President and Chief Marketing Officer	2009
Steven M. Cook	51	Senior Vice President, General Counsel and Secretary	2006
Michael J. Schweninger	41	Vice President and Controller	2009

The following is a brief account of the business experience of each officer during the past five years:

Mr. Dugas was appointed Chairman in August 2009 and President and Chief Executive Officer in July 2003. Prior to that time, he served as Executive Vice President and Chief Operating Officer. He was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since joining our company in 1994, he has served in a variety of management positions.

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

Ms. Meyer was appointed Senior Vice President and Chief Marketing Officer in September 2009. Prior to joining our company, Ms. Meyer held various senior marketing positions, most recently serving as Vice President and Chief Marketing Officer for Chrysler, LLC. Prior to joining Chrysler, LLC, Ms. Meyer held various marketing positions at Toyota Motor Sales from 2001 to 2007, most recently as Vice President of Marketing for Lexus.

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

Mr. Schweninger was appointed Vice President and Controller effective March 2009. Since joining our company in 2005, he held the positions of Director – Finance & Accounting Process Improvement and Director of Corporate Audit. Prior to joining our company, Mr. Schweninger served as Director of Audit and Special Projects for TriMas Corporation.

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2009			2008
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$12.83	$7.90	$-	$16.35	$8.66	$0.04
2nd Quarter	12.30	8.47	-	15.91	9.63	0.04
3rd Quarter	13.32	7.92	-	17.23	8.86	0.04
4th Quarter	10.95	8.83	-	15.24	7.12	0.04

At February 15, 2010, there were 2,936 shareholders of record.

On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Issuer Purchases of Equity Securities (1)

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)

October 1, 2009 to October 31, 2009	6,075	$10.39	-	$102,342(1)

November 1, 2009 to November 30, 2009	372	$9.65	-	$102,342(1)

December 1, 2009 to December 31, 2009	94,725	$9.10	-	$102,342(1)

Total	101,172	$9.18	-

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During the fourth quarter of 2009, a total of 101,172 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution of restricted stock units. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2005, 2006, 2007, 2008, and 2009 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on Pulte’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the cumulative total return on the common stock of publicly-traded peer issuers we deem to be our principal competitors in the homebuilding line of business (assuming dividend reinvestment and weighted based on market capitalization at the beginning of each year):

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG PULTE HOMES, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2009

Assumes Initial Investment of $100

	2004	2005	2006	2007	2008	2009

PULTE HOMES INC.	100.00	123.78	104.68	33.63	35.33	32.32

S&P 500 Index - Total Return	100.00	104.91	121.48	128.15	80.74	102.11

PEER Only**	100.00	115.69	91.65	39.95	26.83	32.47

*	Assumes $100 invested on December 31, 2004, and the reinvestment of dividends.

**	Includes D.R. Horton Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, The Ryland Group, Inc., Standard Pacific Corporation, and Toll Brothers, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, ($000’s omitted, except per share data)
	2009 (b)	2008	2007	2006	2005
OPERATING DATA:
Homebuilding:
Revenues	$3,966,589	$6,112,038	$9,121,730	$14,075,248	$14,528,236

Income (loss) before income taxes	$(1,853,297)	$(1,694,711)	$(2,509,492)	$1,010,368	$2,298,822

Financial Services:
Revenues	$117,800	$151,016	$134,769	$194,596	$161,414

Income (loss) before income taxes	$(55,038)	$28,045	$42,980	$115,460	$70,586

Other non-operating:
Income (loss) before income taxes	$(66,784)	$(15,933)	$(30,391)	$(43,100)	$(92,394)

Consolidated results:
Revenues	$4,084,389	$6,263,054	$9,256,499	$14,269,844	$14,689,650

Income (loss) from continuing operations before income taxes	$(1,975,119)	$(1,682,599)	$(2,496,903)	$1,082,728	$2,277,014
Income taxes (benefit)	(792,552)	(209,486)	(222,486)	393,082	840,126

Income (loss) from continuing operations	(1,182,567)	(1,473,113)	(2,274,417)	689,646	1,436,888
Income (loss) from discontinued operations (a)	-	-	18,662	(2,175)	55,025

Net income (loss)	$(1,182,567)	$(1,473,113)	$(2,255,755)	$687,471	$1,491,913

PER SHARE DATA:
Earnings per share - basic:
Income (loss) from continuing operations	$(3.94)	$(5.81)	$(9.02)	$2.73	$5.62
Income (loss) from discontinued operations (a)	-	-	0.07	(0.01)	0.22

Net income (loss)	$(3.94)	$(5.81)	$(8.94)	$2.73	$5.84

Weighted-average common shares outstanding (000’s omitted)	300,179	253,512	252,192	252,200	255,492

Earnings per share - assuming dilution:
Income (loss) from continuing operations	$(3.94)	$(5.81)	$(9.02)	$2.67	$5.47
Income (loss) from discontinued operations (a)	-	-	0.07	(0.01)	0.21

Net income (loss)	$(3.94)	$(5.81)	$(8.94)	$2.66	$5.68

Weighted-average common shares outstanding and effect of diluted securities (000’s omitted)	300,179	253,512	252,192	258,621	262,801

Shareholders’ equity	$8.39	$10.98	$16.80	$25.76	$23.18

Cash dividends declared	$-	$0.16	$0.16	$0.16	$0.13

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

(b)	Includes Centex’s operations since August 18, 2009.

ITEM 6.  SELECTED FINANCIAL DATA (continued)

	December 31, ($000’s omitted)
	2009 (b)	2008	2007	2006	2005
BALANCE SHEET DATA:
House and land inventories	$4,940,358	$4,201,289	$6,835,945	$9,374,335	$8,756,093
Total assets	10,051,222	7,708,458	10,225,703	13,176,874	13,060,860
Senior notes	4,281,532	3,166,305	3,478,230	3,537,947	3,386,527
Shareholders’ equity	3,194,440	2,835,698	4,320,193	6,577,361	5,957,342

	Years Ended December 31,
	2009 (b)	2008	2007	2006	2005
OTHER DATA:
Homebuilding
Total markets, at year-end	69	49	51	52	54
Total active communities	882	572	737	767	737
Total settlements - units	15,013	21,022	27,540	41,487	45,630
Total net new orders - units	14,185	15,306	25,175	33,925	47,531
Backlog units, at year-end	5,931	2,174	7,890	10,255	17,817
Average unit selling price	$258,000	$284,000	$322,000	$337,000	$315,000
Gross profit margin from home sales (a)	(10.5)%	(10.1)%	(5.0)%	17.4%	23.4%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land and community valuation adjustments are included in homebuilding cost of sales.

(b)	Includes Centex’s operations since August 18, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures. These factors have contributed to weakened demand for new homes, slower sales, and increased price discounts and sales incentives to attract homebuyers. During 2009, these conditions were accompanied by significant foreclosure activity, increasing unemployment, and significant uncertainty in the U.S. economy. As a result of the combination of these homebuilding industry, mortgage financing, and broader economic factors, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.2 billion and goodwill impairments of $938.7 million.

The U.S. economy remains in a period of economic uncertainty, and the related financial markets are experiencing significant volatility. These factors have contributed to continued significant declines throughout the homebuilding industry. In response to these adverse macroeconomic conditions, the U.S. government has made significant efforts to stabilize these conditions and increase the regulatory oversight of the financial markets. However, significant uncertainty remains as to the ultimate impact these programs, or their expiration, will have on the demand for new housing, including enactment into law on November 6, 2009, of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”). The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to a two-year carryback). This change will allow us and certain of our subsidiaries to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes. The Act also extended and expanded the current homebuyer tax credit until April 30, 2010.

Entering 2010, there are indications that certain of the aforementioned negative trends may be slowing or improving. However, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry. Such factors include:

•	Continued high levels of foreclosure activity, in part due to lenders more aggressively pursuing foreclosures after lifting voluntary moratoriums;

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2010;

•	The expiration of the homebuyer tax credit in April 2010;

•	Potentially higher mortgage interest rates resulting from the Federal Reserve’s recent announcement that it will discontinue its purchases of mortgage-backed securities in the coming months; and

•	Increased costs and standards related to FHA loans, which became a significant source of customer financing for the homebuilding industry in 2009.

Overview (continued)

Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. While we plan to purchase select land positions where it makes strategic and economic sense to do so, our targeted profile for such investments consists of rolling lot option contracts for developed lots that are cash flow positive early in the project cycle and accretive to earnings. Additionally, we are closely managing the number of speculative homes put into production. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes. As a result of the Centex merger, we expect to achieve significant savings in corporate and divisional overhead costs and interest costs for the combined entity as well as synergies in the areas of purchasing leverage and operational best practices. We also anticipate that the Centex merger will contribute to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

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

Overview (continued)

The following is a summary of our operating results for 2009, 2008, and 2007 ($000’s omitted, except per share data):

	Years Ended December 31,
	2009	2008	2007
Income (loss) before income taxes:
Homebuilding	$(1,853,297)	$(1,694,711)	$(2,509,492)
Financial Services	(55,038)	28,045	42,980
Other non-operating	(66,784)	(15,933)	(30,391)

Loss from continuing operations before income taxes	(1,975,119)	(1,682,599)	(2,496,903)
Income tax benefit	(792,552)	(209,486)	(222,486)

Loss from continuing operations	(1,182,567)	(1,473,113)	(2,274,417)
Income from discontinued operations	-	-	18,662

Net loss	$(1,182,567)	$(1,473,113)	$(2,255,755)

Per share data - assuming dilution:
Loss from continuing operations	$(3.94)	$(5.81)	$(9.02)
Income from discontinued operations	-	-	0.07

Net loss	$(3.94)	$(5.81)	$(8.94)

The following is a comparison of income (loss) before income taxes for 2009, 2008, and 2007:

•

Our Homebuilding loss before income taxes for 2009 was $1.9 billion compared with losses before income taxes of $1.7 billion and $2.5 billion in 2008 and 2007, respectively. The losses experienced in 2009, 2008, and 2007 resulted from lower settlement revenues and lower gross margins combined with significant non-cash asset impairments. Land-related charges totaled $973.3 million, $1.5 billion, and $2.2 billion for 2009, 2008, and 2007, respectively. In addition, our Homebuilding operations incurred goodwill impairment charges of $563.0 million, $5.0 million, and $370.0 million for 2009, 2008, and 2007, respectively. The Homebuilding loss before income taxes also includes certain transaction and integration costs directly related to the Centex merger totaling $123.7 million for 2009. Such costs consist primarily of severance benefits, lease exit and related impairment costs, investment banking fees, and other professional fees.

•

During 2009, Financial Services experienced a loss before income taxes of $55.0 million, compared with income before income taxes of $28.0 million and $43.0 million for 2008 and 2007, respectively. The loss was primarily due to reduced loan origination volume resulting from the decline in home sale revenues from Homebuilding coupled with a significant increase in loan losses, including $60.9 million related to mortgage loan repurchase obligations. The Financial Services loss before income taxes during 2009 also includes certain transaction and integration costs directly related to the Centex merger totaling $8.4 million. Such costs consist primarily of severance benefits and lease exit and related asset impairment costs. Financial Services incurred goodwill impairment charges of $0.7 million in 2008 but none in either 2009 or 2007.

•

Our other non-operating loss during 2009 increased compared with 2008 and 2007, due primarily to a loss realized on the repurchase of debt. The other non-operating loss before income taxes in 2009 also includes certain transaction and integration costs directly related to the Centex merger totaling $5.4 million.

•

The income tax benefit for 2009 reflects the impact of the Act, which allows us and certain of our subsidiaries to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes.

Overview (continued)

•	The operating results for the year ended December 31, 2009 includes Centex’s results for the period from August 19 to December 31 as follows ($000’s omitted):

	Revenues	Loss Before Income Taxes	Income Tax Benefit	Net Loss
Homebuilding	$1,056,597	$(546,219)
Financial Services	30,612	(41,564)
Other non-operating	-	(47,143)

Total Centex	$1,087,209	$(634,926)	$(192,030)	$(442,896)

The above operating results for Centex’s Homebuilding operations include the aforementioned goodwill impairment charges of $563.0 million while the income tax benefit primarily reflects the impact of the Act attributable to Centex’s operations.

Homebuilding Operations

The following is a summary of loss before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Home sale revenues (settlements)	$3,869,297	$5,980,289	$8,881,509
Land sale revenues	97,292	131,749	240,221

Total Homebuilding revenues	3,966,589	6,112,038	9,121,730

Home cost of revenues (a)	(4,274,474)	(6,585,177)	(9,329,354)
Land cost of revenues (b)	(211,170)	(393,998)	(418,177)
Selling, general and administrative expense	(630,339)	(776,673)	(1,060,818)
Equity loss (c)	(49,668)	(12,924)	(190,383)
Other income (expense), net (d)	(654,235)	(37,977)	(632,490)

Loss before income taxes	$(1,853,297)	$(1,694,711)	$(2,509,492)

Active communities at December 31 (e)	882	572	737
Unit settlements	15,013	21,022	27,540
Average selling price	$258	$284	$322

Net new orders:
Units (f)	14,185	15,306	25,175
Dollars (g)	$3,708,000	$4,101,000	$7,812,000

Backlog at December 31 (h):
Units	5,931	2,174	7,890
Dollars	$1,577,000	$631,000	$2,510,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of sales also includes land and community valuation adjustments of $751.2 million, $1.2 billion, and $1.6 billion for 2009, 2008, and 2007, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $113.7 million, $271.1 million, and $199.2 million for 2009, 2008, and 2007, respectively.

(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $54.1 million, $18.5 million, and $189.9 million for 2009, 2008, and 2007, respectively.

(d)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $54.3 million, $33.3 million, and $239.7 million for 2009, 2008, and 2007, respectively. For 2009, 2008, and 2007, other income (expense) includes goodwill impairment charges of $563.0 million, $5.0 million, and $370.0 million, respectively.

(e)	In response to the significant decline in net new order volume in recent periods, the criteria for determining active communities was modified during 2009 in order to provide a more accurate measure of communities with active selling efforts. The active community counts for prior periods have been recalculated to conform to the current presentation. Active communities at December 31, 2009 include 435 active Centex communities.

(f)	Net new order units for the year ended December 31, 2009 include Centex’s operations, which contributed 2,948 units.

(g)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders. Net new order dollars for the year ended December 31, 2009 include $766.0 million related to Centex.

(h)	Backlog at December 31, 2009 includes 3,246 units and $822.6 million related to Centex.

Home sale revenues for 2009, which include $1.1 billion related to Centex, were lower than those for 2008 by $2.1 billion, or 35%, and in 2008 were lower than those for 2007 by $2.9 billion, or 33%. The decrease in home sale revenues in 2009 and 2008 were attributable to decreases in unit settlements of 29% and 24%, respectively, combined with decreases in the average selling price of 9% and 12%, respectively. The decreases in average selling price in 2009 and 2008 reflect a combination of factors, including changes in the product and geographic mix of homes closed during the periods as well as lower market selling prices and elevated sales incentives. Home sale revenues, unit settlements, and average selling prices decreased in each of our Homebuilding segments during 2009 and 2008.

Homebuilding Operations (continued)

Homebuilding gross profit margins from home sales in 2009 were negative 10.5%, compared with negative 10.1% in 2008 and positive 5.0% in 2007. We recorded land and community valuation adjustments of $751.2 million, $1.2 billion, and $1.6 billion in 2009, 2008, and 2007, respectively. Gross profit margins were also adversely impacted in 2009 by the fair value adjustment related to homes under construction inventory acquired with the Centex merger. We recognized this fair value adjustment as an increase of $31.1 million to cost of sales as the related homes closed. Excluding these inventory valuation adjustments, gross profit margins held steady in 2009 compared with 2008 while gross margins in 2008 were lower than 2007 primarily as a result of lower average selling prices.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had negative margin contributions of $113.9 million, $262.2 million, and $178.0 million for 2009, 2008, and 2007, respectively. These negative margin contributions in 2009, 2008, and 2007 included net realizable value adjustments totaling $113.7 million, $271.1 million, and $199.2 million, respectively, related to land held for sale.

Selling, general, and administrative expenses, as a percentage of home sale revenues, increased to 16.3% compared with 13.0% in 2008 and 11.9% in 2007. While our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant reductions in our selling, general, and administrative expense, we experienced an increase in our selling, general and administrative expenses relative to home sale revenues during 2009 primarily as the result of duplicative corporate and divisional overhead costs during the transition period following the Centex merger. During 2009, Homebuilding selling, general and administrative expenses also include transaction and integration costs related to the Centex merger, including employee severance costs, totaling $65.0 million. Employee severance costs during 2008 and 2007 totaled $28.1 million and $31.9 million, respectively. During 2009 we experienced a 19% decrease in selling, general and administrative expenses compared with 2008 despite such merger-related costs and the duplicative overhead expenses discussed above. The reductions in selling, general and administrative expenses have been offset by reduced operating leverage resulting from the significant decrease in home sale revenues and lower absorption into inventory of overhead costs due to lower construction volumes. In addition to the significant cuts in overhead spending, such reductions were partially attributable to decreases in certain casualty insurance-related expenses; such expenses totaled $34.9 million, $103.5 million, and $141.2 million in 2009, 2008, and 2007, respectively. While the majority of these decreases resulted from the lower sales volumes between periods, our exposure to general liability product claims did not develop as adversely during 2009 as in 2008 and 2007 when we experienced significant increases in the frequency and severity of claims.

Equity loss was $49.7 million, $12.9 million, and $190.4 million for 2009, 2008, and 2007, respectively. The equity losses experienced for 2009, 2008 and 2007 included impairments related to investments in unconsolidated joint ventures totaling $54.1 million, $18.5 million, and $189.9 million, respectively.

Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions which totaled $54.3 million, $33.3 million, and $239.7 million in 2009, 2008, and 2007, respectively. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital. Other income (expense), net includes certain integration costs, including lease exit costs, directly related to the Centex merger totaling $27.5 million in 2009. Other income (expense) during 2008 and 2007 includes lease termination costs and asset impairments totaling $13.3 million and $13.7 million, respectively, related to overhead reduction efforts.

Other income (expense), net also includes goodwill impairment charges of $563.0 million, $5.0 million, and $370.0 million in 2009, 2008, and 2007, respectively. The 2008 and 2007 impairments resulted from the deteriorating market conditions throughout the homebuilding industry. The 2009 impairment resulted from a number of factors, including a significant decline in our overall market capitalization between the Centex merger date and the goodwill valuation date in the fourth quarter, the relationship of our market capitalization to our stockholders’ equity, and the requirement under ASC 350 to allocate all goodwill to our reporting units even though a significant portion of the goodwill is attributable to the economic value of deferred tax assets and corporate and financing synergies that are not directly reflected in the fair values of the individual reporting units. If our expectations of future results and cash flows decrease significantly, goodwill may be further impaired. Of our remaining goodwill of $895.9 million at December 31, 2009, approximately $350 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

Homebuilding Operations (continued)

For 2009, net new order units decreased 7% to 14,185 units compared with 2008. Excluding Centex, net new order units decreased significantly during 2009. For 2008, net new order units decreased 39% to 15,306 units compared with 2007. Cancellation rates were 23% in 2009 and 33% in both 2008 and 2007. Most markets continued to have significant resale and new home inventory on the market, and this, combined with low consumer confidence, difficulties experienced by customers in selling their existing homes, the high rate of foreclosures, and the restrictive mortgage financing market, has resulted in reduced net new orders.

The dollar value of net new orders decreased $393.0 million in 2009 compared to 2008 and decreased $3.7 billion in 2008 compared with 2007. At December 31, 2009, we had 882 active selling communities, an increase of 54% from December 31, 2008. Centex contributed 435 active communities at December 31, 2009. At December 31, 2008, we had 572 active selling communities, a decrease of 22% from December 31, 2007. Ending backlog, which represents orders for homes that have not yet closed, was 5,931 units at December 31, 2009 with a dollar value of $1.6 billion and included 3,246 Centex units with a dollar value of $822.6 million. Ending backlog was 2,174 units at December 31, 2008 with a dollar value of $631.0 million.

We had 6,653 and 5,058 homes in production at December 31, 2009 and 2008, respectively, excluding 1,657 and 1,372 model homes, respectively. Included in our total homes in production were 2,793 and 3,509 homes that were unsold to customers at December 31, 2009 and 2008, respectively, of which 1,309 and 1,857 homes, respectively, were completed.

At December 31, 2009 and 2008, our Homebuilding operations controlled 154,694 and 120,796 lots, respectively. Of these controlled lots, 138,273 and 97,473 lots were owned and 14,208 and 23,250 lots were under option agreements approved for purchase at December 31, 2009 and 2008, respectively. In addition, there were 2,213 and 73 lots under option agreements pending approval at December 31, 2009 and 2008, respectively. During 2009, we withdrew from land option contracts representing 11,944 lots with purchase prices totaling $685.9 million.

The total purchase price related to land under option for use by our Homebuilding operations at future dates approximated $666.5 million at December 31, 2009. These land option agreements, which may be cancelled at our discretion, and may extend over several years, are secured by deposits and pre-acquisition costs totaling $143.5 million, of which $2.7 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In the third quarter of 2009, in connection with the Centex merger, we realigned the organizational structure for certain of our markets. Accordingly, the operating data by segment have been reclassified to conform to the current presentation. We conduct our operations in 69 markets, located throughout 29 states, and have presented our reportable Homebuilding segments as follows:

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

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our homebuilding reporting segments ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Home sale revenue (settlements):
Northeast	$640,595	$870,123	$1,113,805
Southeast	561,187	924,260	1,173,485
Gulf Coast	920,960	1,194,828	1,663,459
Midwest	445,059	720,565	1,146,991
Southwest	640,554	1,459,385	2,316,147
West	598,137	811,128	1,467,622
Other homebuilding	62,805	-	-

	$3,869,297	$5,980,289	$8,881,509

Income (loss) before income taxes:
Northeast	$(207,461)	$(129,552)	$(149,793)
Southeast	(52,930)	(14,968)	72,799
Gulf Coast	(276,164)	(244,900)	(468,938)
Midwest	(66,554)	(103,202)	(339,193)
Southwest	(308,358)	(555,756)	(249,173)
West	(109,554)	(284,048)	(545,369)
Other homebuilding (a)	(832,276)	(362,285)	(829,825)

	$(1,853,297)	$(1,694,711)	$(2,509,492)

Unit settlements:
Northeast	1,748	2,142	2,573
Southeast	2,296	3,274	3,990
Gulf Coast	4,578	5,391	6,630
Midwest	1,810	2,651	3,888
Southwest	2,751	5,494	7,318
West	1,766	2,070	3,141
Other homebuilding	64	-	-

	15,013	21,022	27,540

Net new orders - units:
Northeast	1,731	1,563	2,447
Southeast	2,297	2,357	3,563
Gulf Coast	4,172	3,958	6,418
Midwest	1,724	2,094	3,319
Southwest	2,675	3,878	6,609
West	1,520	1,456	2,819
Other homebuilding	66	-	-

	14,185	15,306	25,175

Unit backlog:
Northeast	989	212	791
Southeast	1,079	364	1,281
Gulf Coast	2,081	689	2,122
Midwest	583	271	828
Southwest	497	394	2,010
West	700	244	858
Other homebuilding	2	-	-

	5,931	2,174	7,890

(a)	Other homebuilding includes amortization of capitalized interest of $165.4 million, $210.7 million, and $315.0 million for 2009, 2008, and 2007, respectively, and goodwill impairments of $563.0 million, $5.0 million, and $370.0 million for 2009, 2008, and 2007.

Homebuilding Segment Operations (continued)

	Years Ended December 31,
	2009	2008	2007
Controlled lots:
Northeast	16,156	8,988	13,152
Southeast	20,803	12,339	17,170
Gulf Cost	53,759	41,840	48,371
Midwest	12,226	9,187	14,098
Southwest	33,091	36,920	49,746
West	16,272	11,522	15,321
Other homebuilding	2,387	-	-

	154,694	120,796	157,858

Northeast:

For 2009, Northeast home sale revenues decreased 26% compared with 2008 due to an 18% decrease in unit settlements combined with a 10% decrease in the average selling price, including significant home sale revenue reductions in our Metro New York/New Jersey and Delaware Valley markets. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with 2008. The increased loss before income taxes was primarily attributable to the reduction in revenues combined with higher land-related charges. Northeast recorded land-related charges of $170.7 million and impairments totaling $31.1 million related to unconsolidated joint ventures during 2009, compared with land related charges totaling $161.1 million in 2008. Gross margins, excluding land-related charges, decreased slightly in 2009, compared with 2008. Net new orders increased 11% compared with 2008 while the cancellation rate decreased to 17% compared with 21% in 2008.

Home sale revenues in 2008 decreased 22% due to a 17% decrease in unit settlements combined with a 6% decrease in the average selling price. Operating results were negatively impacted by $161.1 million and $193.3 million of land-related charges in 2008 and 2007, respectively. Net new orders for 2008 decreased 36% compared with 2007, and cancellation rates for 2008 were 21% compared with 24% for 2007.

Southeast:

For 2009, Southeast home sale revenues decreased 39% compared with 2008 due to a 30% decrease in unit settlements combined with a 13% decrease in the average selling price, including significant home sale revenue reductions in our Georgia and Charlotte markets. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with 2008. The increased loss before income taxes was primarily attributable to the reduction in revenues. Southeast recorded land-related charges of $54.2 million and $59.5 million in 2009 and 2008, respectively. Gross margins, excluding land-related charges, increased slightly during 2009. Net new orders decreased 3% compared with 2008 while the cancellation rate decreased to 21% compared with 33% in 2008.

For 2008, Southeast home sale revenues decreased 21% due to an 18% decrease in unit settlements combined with a 4% decrease in the average selling price. Operating results were negatively impacted by $59.5 million and $26.9 million of land-related charges in 2008 and 2007, respectively. Net new orders for 2008 decreased 34% compared with 2007. During 2008, increased cancellation rates were attributable to lower new order sign-up activity and increased cancellations in all markets. Cancellation rates for 2008 were 33% compared with 28% for 2007.

Gulf Coast:

For 2009, Gulf Coast home sale revenues decreased 23% compared with 2008 due to a 15% decrease in unit settlements combined with a 9% decrease in the average selling price, including a significant decrease in home sale revenues in our North and Central Florida markets. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with the prior year period. The Gulf Coast area experienced an increased loss before income taxes in 2009 compared with 2008 due to decreased home sale revenues and higher land-related charges, which totaled $261.3 million and $247.7 million in 2009 and 2008, respectively. Excluding land-related charges, gross margins increased moderately compared with 2008. Net new orders increased by 5% compared with 2008. The cancellation rate in 2009 was 25% compared with 33% in 2008.

Homebuilding Segment Operations (continued)

Gulf Coast (continued):

For 2008, Gulf Coast home sale revenues decreased 28% compared with 2007 due to a 19% decrease in unit settlements combined with a 12% decrease in the average selling price. While all of our Gulf Coast markets experienced a loss before income taxes in 2008, the overall loss before income taxes decreased in 2008 compared with 2007 due to significantly lower impairments and land-related charges, which totaled $247.7 million and $480.4 million in 2008 and 2007, respectively. Net new orders in 2008 decreased 38% compared with 2007. Cancellation rates for 2008 were 33% compared with 31% for 2007.

Midwest:

Our Midwest segment continues to face difficult local economic conditions in the majority of its markets. For 2009, Midwest home sale revenues decreased 38% compared with 2008 due to a 32% decrease in unit settlements combined with a 10% decrease in the average selling price, including a significant decrease in our Illinois market’s home sale revenues. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with 2008. Despite lower home sale revenues, the segment’s loss before income taxes decreased during 2009 due to lower land-related charges, which totaled $45.7 million in 2009 compared with $100.1 million in 2008. Net new orders declined by 18% compared with 2008 due to the difficult market conditions. Cancellation rates were 18% for 2009 compared with 23% for 2008.

The Midwest operations were one of the most challenged areas in the country in 2008 due to difficult local economic conditions. Midwest home sale revenues decreased 37% compared with 2007 due to a 32% decrease in unit settlements combined with an 8% decrease in average selling prices. For 2008 and 2007, Midwest operating results were negatively impacted by land-related charges of $100.1 million and $354.7 million, respectively. Net new orders in 2008 decreased 37% compared with 2007. For 2008, cancellation rates were 23% compared with 26% for 2007.

Southwest:

For 2009, Southwest home sale revenues decreased 56% compared with 2008 due to a 50% decrease in unit settlements combined with a 12% decrease in average selling prices. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with 2008. The decreased loss before income taxes in 2009 was primarily attributable to lower land-related charges, which totaled $222.5 million in 2009 compared with $588.0 million in 2008. During 2009 the Southwest market also incurred charges of $19.3 million related to investments in unconsolidated joint ventures. Excluding land-related charges, several of our Southwest markets experienced higher gross margins during 2009 compared with 2008, including Phoenix West and New Mexico. Net new orders declined by 31% in 2009 compared with 2008 due to the difficult market conditions. Cancellation rates were 26% for 2009 compared with 37% for 2008.

In 2008, Southwest home sale revenues decreased 37% due to a 25% decrease in unit settlements combined with a 16% decrease in average selling prices. During 2008 and 2007, our Southwest operations recorded impairments and land-related charges of $588.0 million and $404.8 million, respectively. During 2007, Southwest’s results also included impairments of $59.1 million related to unconsolidated joint ventures. Net new orders for 2008 decreased 41% compared with 2007, and cancellation rates remained flat compared with 2007.

West:

For 2009, West home sale revenues decreased 26% compared with 2008 due to a 15% decrease in unit settlements combined with a 14% decrease in average selling prices as the majority of our West markets experienced lower home sale revenues. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with 2008. During 2009, the reduction in revenues was partially offset by higher gross margins in several of our markets, which also included $96.5 million in land-related charges and a $1.2 million valuation adjustment related to unconsolidated joint ventures. The lower loss before income taxes in 2009 was primarily due to significantly lower land-related charges and impairments in unconsolidated joint ventures, which totaled $270.0 million and $15.4 million, respectively, in 2008. Excluding land-related charges, we experienced increased gross margins in each of our West markets, with the exception of the Bay Area. Net new orders increased by 4% in 2009 compared with 2008. Cancellation rates were 25% in 2009 compared with 44% in 2008.

Homebuilding Segment Operations (continued)

West (continued):

West home sale revenues decreased 45% in 2008 due primarily to a 34% decrease in unit settlements and a 16% decrease in average selling price. In 2008, West recorded impairments and land-related charges of $270.0 million and $15.4 million of valuation adjustments related to unconsolidated joint ventures. In 2007, West recorded land-related charges of $468.1 million and $128.3 million of valuation adjustments related to unconsolidated joint ventures. Net new orders for 2008 decreased 48% compared with 2007. For 2008, cancellation rates were approximately 44% compared with 43% for 2007.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans monthly to outside investors. Also, we sell our servicing rights on a flow basis through fixed price servicing sales contracts. The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Mortgage operations revenues	$92,933	$135,409	$113,967
Title services revenues	24,867	15,607	20,802

Total Financial Services revenues	117,800	151,016	134,769
Expenses	(172,854)	(123,082)	(92,150)
Equity income	16	111	361

Income (loss) before income taxes	$(55,038)	$28,045	$42,980

Total originations:
Loans	10,737	15,227	23,404

Principal	$2,276,400	$3,403,500	$5,336,400

Our Homebuilding customers continue to account for substantially all loan production, representing 98% of loan originations for 2009, and 99% of loan originations in both 2008 and 2007. Total Financial Services revenues during 2009, which include $30.6 million related to Centex, decreased 22% compared with 2008 primarily as a result of lower loan origination volume due to lower home settlements within our Homebuilding operations. Financial Services revenues for 2008 increased 12% compared with 2007. The increase was attributable to a combination of a shift in product mix to agency loans, which are more profitable to us, and the adoption of two new accounting standards, SEC Staff Accounting Bulletin No. 109 “Written Loan Commitments Recorded at Fair Value Through Earnings” (“SAB 109”) and the financial instruments topic of the Accounting Standards Codification. These standards were adopted effective January 1, 2008 and require that the fair value of interest rate lock loan commitments include the fair value of future servicing rights and that loans held for sale for which we elected the fair value option be carried at fair value rather than at the lower of cost or market. The adoption of these standards resulted in an increase to mortgage operations revenues of $32.0 million during 2008 and an increase to expenses of $27.5 million. Partially offsetting these favorable impacts was a significant decrease in loan origination volume. Interest income, which is included in mortgage operations revenues, was significantly lower in 2009 than in 2008 and significantly lower in 2008 than in 2007, primarily due to the decrease in loan origination volume. Revenues from our title operations increased 59% in 2009 compared with 2008 due to the Centex merger, and decreased 25% in 2008 compared with 2007 due to the declines in home settlements.

Financial Services Operations (continued)

Mortgage origination unit volume and principal volume decreased 29% and 33%, respectively, in 2009 compared with 2008 and 35% and 36%, respectively, in 2008 compared with 2007. The decrease in unit volume is due primarily to lower home settlements. Excluding Centex, mortgage origination unit volume decreased 46% in 2009 compared with 2008, while mortgage origination principal volume decreased 48% in 2009 compared with 2008. Agency production for funded origination principal was 99%, 98%, and 82% in 2009, 2008, and 2007, respectively. Within the funded agency origination principal, FHA loans were approximately 40%, 25%, and 6% in 2009, 2008, and 2007, respectively. Our capture rate for 2009 was 85.3%, while the capture rates for 2008 and 2007 were both 92%. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. The decrease in mortgage origination principal volume resulted from the reduced settlement volume combined with lower average selling prices, which reduced the average loan size. At December 31, 2009, our loan application backlog was $877.9 million, compared with $342.0 million at December 31, 2008.

The mortgage industry experienced a significant shift away from adjustable rate mortgages (“ARMs”), which generally have a lower profit per loan, to fixed rate mortgages during 2009 and 2008. Interest-only mortgages, a component of ARMs, also decreased significantly during 2009 and 2008. Substantially all loan production in 2009 and 2008 consisted of fixed rate loans, the majority of which are prime, conforming loans. We define prime loans as full documentation first mortgages with FICO scores of 621 or higher, Alt-A loans as non-full documentation first mortgages with FICO scores of 621 or higher, and sub-prime loans as first mortgages with FICO scores of 620 or lower.

Income before income taxes decreased $83.1 million in 2009 compared with 2008 primarily due to decreased loan origination volumes, lower values of servicing rights, and increased loan loss reserves, including $60.9 million related to mortgage loan repurchase obligations. The 2009 loss before income taxes also includes certain integration costs directly related to the Centex merger totaling $8.4 million. Income before income taxes decreased 35% in 2008 compared with 2007 as the higher mortgage operations revenues were offset by decreased loan origination volumes, increased loan loss reserves, an impairment of goodwill totaling $0.7 million, and restructuring expenses of $4.1 million related to our overhead reduction initiatives.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan loss reserves have historically not been significant. During recent years, however, we experienced increased losses in our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source for these losses has been a significant increase in actual and anticipated losses for loans previously originated and sold to investors, which have increased as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. Additionally, Centex’s mortgage operations were historically broader than Pulte Mortgage’s, so our exposure to losses related to loans previously originated has increased significantly. As a result, loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance included in expenses totaled $9.8 million, $17.0 million, and $7.8 million for 2009, 2008, and 2007, respectively. Additionally, we recorded provisions for losses related to contingent consideration repurchase obligations of $60.9 million, $2.4 million, and $1.8 million for 2009, 2008 and 2007, respectively,

We are exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments to economically hedge the interest rate lock commitment. These financial instruments can include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury futures contracts, and options on cash forward placement contracts on mortgage-backed securities. We enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. The changes in the fair value of the interest rate lock commitment and the other derivative financial instruments are included in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

Other Non-Operating

Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing, and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from year to year as these strategic initiatives evolve. The following table presents a summary of other non-operating expenses ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Net interest income	$6,905	$23,496	$2,731
Other income (expense), net	(73,689)	(39,429)	(33,122)

Loss before income taxes	$(66,784)	$(15,933)	$(30,391)

The decrease in net interest income in 2009 compared with 2008 resulted from significantly lower interest rates on our invested cash balances. Net interest income in 2008 exceeded the prior year as a result of higher invested cash balances. Other income (expense), net includes gains (losses) on debt retirements of ($31.6) million, ($1.6) million, and $0.5 million in 2009, 2008, and 2007, respectively. The loss before income taxes also includes certain integration costs directly related to the Centex merger totaling $5.4 million for 2009, which consists primarily of severance benefits. Additionally, compared with the prior year period, compensation-related expenses increased in 2009 primarily as a result of duplicative corporate overhead expenses during the transition period following the Centex merger. Other income (expense), net in 2008 exceeded 2007 primarily as a result of expenses related to the amendments of our unsecured revolving credit facility and the repurchase of $313.4 million of our senior notes due 2009 by means of a tender offer completed in June 2008.

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for 2009, 2008, and 2007 includes $68.2 million, $84.8 million, and $110.8 million, respectively, of capitalized interest related to inventory impairments. During 2009, 2008, and 2007, we capitalized all of our Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. As a result of our inventory management strategies and potential future inventory impairments, it is reasonably possible that our debt levels will exceed the amount of our active inventory at some point during 2010, which would require us to expense some portion of our Homebuilding interest costs as incurred.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Interest in inventory, beginning of period	$170,020	$160,598	$235,596
Interest capitalized	234,700	220,131	240,000
Interest expensed	(165,355)	(210,709)	(314,998)

Interest in inventory, end of period	$239,365	$170,020	$160,598

Interest incurred*	$236,962	$223,039	$243,864

* Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our financial services operations.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance adjustments in 2009, 2008, and 2007, our effective tax rates for these years are not meaningful. Our effective tax rates were a benefit of 40.1% for 2009 compared with expense of 12.4% and 8.9% for 2008 and 2007, respectively.

Income Taxes (continued)

Our 2009 income tax benefit of $792.6 million is primarily due to the impact of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company recorded income taxes receivable of $867.3 million at December 31, 2009, related to net operating losses pursuant to the Act.

The effective tax rate for 2008 differs from the effective tax rate for 2007 primarily as the result of the non-deductible goodwill impairment charge recorded in 2007.

Discontinued Operations

In 2007, income from discontinued operations includes $18.7 million in refundable income taxes related to our investment in our discontinued Mexico homebuilding operations. We disposed of our Mexico homebuilding operations in December 2005.

Liquidity and Capital Resources

We finance our land acquisitions, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions continue to deteriorate or if the current difficult market conditions extend beyond our expectations.

At December 31, 2009, we had cash and equivalents of $1.9 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $4.3 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $2.0 million. Sources of our working capital include our cash and equivalents, our Credit Facility, our unsecured letter of credit facility (the “LOC Agreement”), and Pulte Mortgage’s committed credit arrangements. Additionally, we expect to receive significant federal tax refunds as a result of the carryback of taxable losses provided for under the Worker, Homeownership, and Business Assistance Act of 2009. We expect to receive the majority of these refunds in the first half of 2010, including the receipt of $193.0 million in January 2010.

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

Our ratio of debt to total capitalization, excluding our land-collateralized and Financial Services debt, was 57.3% at December 31, 2009, and 42.8% net of cash and equivalents.

As of September 30, 2009, the Company was not in compliance with the tangible net worth covenant under the Credit Facility. The Company subsequently requested and received a limited waiver from its banks until December 15, 2009, permitting the Company to utilize letters of credit under the credit facility during the term of the waiver. On December 11, 2009, the Company entered into the Fourth Amendment and Waiver to Third Amended and Restated Credit Agreement, which decreased the Company’s borrowing capacity from $1.0 billion to $750.0 million, reduced the credit facility’s uncommitted accordion feature from $1.75 billion to $1.0 billion, replaced the maximum debt to capitalization ratio with a maximum debt to tangible capital limit, reduced the tangible net worth minimum, and waived any default under the previous credit facility resulting from failure to comply with the tangible net worth financial covenant.

Liquidity and Capital Resources (continued)

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $750.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation throughout 2010. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At December 31, 2009, we had no borrowings outstanding and full availability of the remaining $249.4 million under the Credit Facility after consideration of $500.6 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing at December 31, 2009.

We are also required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. We maintained the required cash and equivalents of $415.1 million within the liquidity reserve accounts at December 31, 2009, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four quarters exceeds interest income over the last four quarters, excluding Financial Services. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended December 31, 2009 was negative 1.29. Due to the increase in our senior notes outstanding resulting from the Centex merger, we expect the required cash and equivalents to be maintained within the liquidity reserve accounts to increase in 2010. For the period ending March 31, 2010, we will be required to maintain cash and equivalents of $455.6 million within the liquidity reserve accounts, calculated as of December 31, 2009.

The Credit Facility contains certain financial covenants. We are required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. At December 31, 2009, our debt to tangible capital ratio (as defined in the Credit Facility) was 57.3% (compared with the requirement not to exceed 60.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $855.7 million. Violations of the financial covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under the Company’s $4.3 billion of senior notes.

As of December 31, 2009, the Company was in compliance with all of the covenants under the Credit Facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the Credit Facility may be limited under the terms of the borrowing base.

In June 2009, the Company entered into the LOC Agreement, a five-year, unsecured letter of credit facility that permits the issuance of up to $200.0 million of letters of credit by the Company. The LOC Agreement supplements the Company’s existing letter of credit capacity included in our Credit Facility. At December 31, 2009, $28.6 million of letters of credit were outstanding under the LOC Agreement.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its committed credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At December 31, 2009, Pulte Mortgage had $18.4 million outstanding under three separate master repurchase agreements with a total borrowing capacity of $175.0 million, subject to certain sublimits. These repurchase agreements expire at different dates in 2010 beginning in May and contain various affirmative and negative covenants, including certain financial covenants. Based on current market conditions, there is a reasonable risk that Pulte Mortgage may not be able to comply with at least one of the required covenants prior to the maturity of the related repurchase agreement. Violations of any of the covenants in the repurchase agreements, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. Given the uncertainty in the capital markets, there can be no assurances that we will be able to renew or replace the repurchase agreements on commercially reasonable terms upon their expiration. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs.

Liquidity and Capital Resources (continued)

CTX Mortgage, which we acquired with the Centex merger, previously maintained a master repurchase agreement with JP Morgan Chase Bank, N.A. that provided for advances of up to $50.0 million, subject to certain sublimits, and was scheduled to expire on January 31, 2010. As of December 31, 2009 we had transitioned all of CTX Mortgage’s loan origination production to Pulte Mortgage. Accordingly, we terminated CTX Mortgage’s master repurchase agreement in December 2009.

Pursuant to the two $100.0 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200.0 million stock repurchase authorization in February 2007 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There were no repurchases under these programs during 2009. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2009.

For the last three years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. While we expect to receive significant federal tax refunds in the first half of 2010, there can be no assurances that we will be able to continue to generate positive cash flow at the same levels in the future.

Our net cash provided by operating activities amounted to $738.9 million in 2009 and $1.2 billion in each of 2008 and 2007. The primary drivers of cash flow from operations are profitability and inventory levels. For the years 2007 through 2009, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities, goodwill impairments, and a deferred tax asset valuation allowance. We have also generated significant cash flow by focusing on right-sizing our land and house inventory in 2009 and 2008 to better match current market conditions, which resulted in a significant net decrease to inventories. In addition, we received federal income tax refunds totaling $362.0 million, $212.1 million, and $67.5 million in 2009, 2008, and 2007, respectively.

Cash provided by investing activities totaled $1.7 billion in 2009, substantially all of which resulted from the $1.7 billion of cash acquired with the Centex merger. Excluding cash acquired with the Centex merger, cash used in investing activities decreased in 2009 from 2008 primarily as a result of lower investments in unconsolidated entities offset by higher capital expenditures. Cash used in investing activities was $55.9 million in 2008 compared with $221.4 million in 2007. The significant decrease in cash used in investing activities during 2008 compared with 2007 resulted primarily from lower investments in unconsolidated entities and lower capital expenditures.

Net cash used in financing activities totaled $2.2 billion, $567.7 million, and $487.6 million in 2009, 2008, and 2007, respectively. The significant increase in cash used in investing activities in 2009 resulted primarily from the repurchase of $1.5 billion of senior notes during a tender offer completed in September 2009. We also retired $236.4 million of senior notes at scheduled maturity dates and repurchased an additional $192.9 million of senior notes during 2009. The increase in net cash used in 2008 compared with 2007 was largely attributable to the repurchase of $313.4 million of senior notes by means of a tender offer in 2008 compared with total senior note repurchases of $61.2 million in 2007. This was partially offset by reduced repayments under our Financial Services credit agreements as the result of lower volumes.

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

Liquidity and Capital Resources (continued)

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2009:

	Payments Due by Period ($000’s omitted)
	Total	2010	2011-2012	2013-2014	After 2014
Contractual obligations:
Long-term debt (a)	$7,229,839	$314,937	$973,000	$1,715,823	$4,226,079
Operating lease obligations	256,092	54,162	76,536	48,992	76,402
Other long-term liabilities (b)	2,337	990	1,068	129	150

Total contractual obligations (c)	$7,488,268	$370,089	$1,050,604	$1,764,944	$4,302,631

(a)	Represents our senior notes and related interest payments.

(b)	Represents our limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or purchase obligations.

We are subject to the usual obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2009, we had agreements to acquire 16,421 homesites through option contracts. At December 31, 2009, we had $140.8 million of non-refundable option deposits and pre-acquisition costs related to these agreements.

At December 31, 2009, we had $326.1 million of gross unrecognized tax benefits and $80.6 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2008.

The following table summarizes our other commercial commitments as of December 31, 2009:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2010	2011-2012	2013-2014	After 2014
Other commercial commitments:
Guarantor credit facilities (a)	$950,000	$-	$750,000	$200,000	$-
Non-guarantor repurchase agreements	175,000	175,000	-	-	-

Total commercial commitments (b)	$1,125,000	$175,000	$750,000	$200,000	$-

(a)	Includes capacity to issue up to $950.0 million in letters of credit, of which $529.2 million were outstanding at December 31, 2009.

(b)	Excludes performance and surety bonds of approximately $2.9 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and performance and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2009, we had outstanding letters of credit of $529.2 million. Performance bonds and surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $2.9 billion at December 31, 2009, are typically outstanding over a period of approximately three to five years. We do not believe that there will be draws upon any such letters of credit or performance or surety bonds.

In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2009, these agreements totaled approximately $666.5 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2009, we consolidated certain land option agreements and recorded assets of $174.1 million as land, not owned, under option agreements.

At December 31, 2009, aggregate outstanding debt of unconsolidated joint ventures was $69.5 million, of which our proportionate share of such joint venture debt was $25.3 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $19.0 million of such joint venture debt at December 31, 2009. See Note 7 to the Consolidated Financial Statements included elsewhere in this Form 10-K for additional information.

For 2009, 2008, and 2007, we recognized equity loss from our unconsolidated joint ventures of $49.7 million, $12.8 million, and $190.0 million, respectively. The equity loss recognized during 2009, 2008, and 2007 includes land valuation adjustments of $54.1 million, $18.5 million, and $189.9 million, respectively.

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

Revenue recognition

Homebuilding – Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales,” the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing.

Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. With the adoption of SFAS 159 (codified within ASC 825, “Financial Instruments”) effective January 1, 2008, loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Previously, such fees and costs were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to revenues upon the sale of such loans. Gains and losses from sales of mortgage loans are recognized when the loans are sold. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.

Critical Accounting Policies and Estimates (continued)

Inventory valuation

Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements.

Cost of sales includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

In accordance with ASC 360-10, we record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. For communities that demonstrate indicators of impairment, we compare the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we calculate the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

We generally determine the fair value of each community’s inventory using a combination of market comparable transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates.

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

Critical Accounting Policies and Estimates (continued)

Investments in unconsolidated entities (continued)

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity loss in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10. Our proportionate share of any such impairments under ASC 360-10 are also recorded to equity loss in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Residential mortgage loans

Prior to January 1, 2008, residential mortgage loans available-for-sale were stated at the lower of aggregate cost or market value. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we elected the fair value option for our portfolio loans available-for-sale and for first mortgage loans originated subsequent to December 31, 2007. ASC 825 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Changes in the fair value of these loans are reflected in revenues as they occur.

Loans held for investment consist of interim financing mortgage loans for certain of our customers as well as a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful.

Mortgage loan allowances and loan origination liabilities

Our mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, our mortgage operations also provide limited indemnities for certain loans sold to investors. We establish the liabilities for such anticipated losses based upon, among other things, historical loss rates, current trends in loan originations, and the geographic location of the underlying collateral.

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

Critical Accounting Policies and Estimates (continued)

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

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one- to two-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of our recorded warranty liability for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from our estimates.

Self-insured risks

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

Critical Accounting Policies and Estimates (continued)

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”, codified within ASC 740, “Income Taxes” (“ASC 740”), effective January 1, 2007. FIN 48 created a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Significant judgment is required to evaluate uncertain tax positions. Evaluations of our tax positions consider changes in facts or circumstances, changes in law, correspondence with taxing authorities, and settlements of audit issues.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2009 and 2008, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2009 for the Years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$47,427	$231,683	$236,961	$495,131	$813,996	$2,522,865	$4,348,063	$4,087,269
Average interest rate	4.55%	7.89%	6.40%	5.64%	5.44%	6.33%	6.15%
Non-recourse collateralized financing	$835	$839	$105	$42	$47	$136	$2,004	$2,004
Average interest rate	7.35%	7.36%	8.25%	10.00%	10.00%	10.00%	7.70%

	As of December 31, 2008 for the Years ending December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$25,412	$-	$698,563	$-	$300,000	$2,150,000	$3,173,975	$2,136,628
Average interest rate	4.88%	-	7.95%	-	6.25%	6.24%	6.60%
Non-recourse collateralized financing	$3,840	$890	$890	$75	$-	$-	$5,695	$5,695
Average interest rate	6.22%	7.25%	7.25%	7.25%	-	-	6.55%

The increase in senior notes outstanding at December 31, 2009 compared with December 31, 2008 resulted from the senior notes assumed with the Centex merger.

Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2009 and 2008, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

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

At December 31, 2009, our aggregate net investment exposed to foreign currency exchange rate risk includes our remaining non-operating investments in Mexico, which approximated $0.2 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTE HOMES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

($000’s omitted, except per share data)

	2009	2008
ASSETS
Cash and equivalents	$1,858,234	$1,655,264
Restricted cash	32,376	-
Unfunded settlements	2,153	11,988
House and land inventory	4,940,358	4,201,289
Land held for sale	58,645	164,954
Land, not owned, under option agreements	174,132	171,101
Residential mortgage loans available-for-sale	166,817	297,755
Investments in unconsolidated entities	73,815	134,886
Goodwill	895,918	-
Intangible assets, net	188,548	102,554
Other assets	705,040	595,098
Income taxes receivable	955,186	373,569

	$10,051,222	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $104,418 and $100,232 in 2009 and 2008, respectively	$278,333	$218,135
Customer deposits	74,057	40,950
Accrued and other liabilities	1,843,545	1,079,195
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	18,394	237,560
Income tax liabilities	360,921	130,615
Senior notes	4,281,532	3,166,305

Total liabilities	6,856,782	4,872,760

Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value; 400,000,000 shares authorized, 380,690,487 and 258,169,442 shares issued and outstanding at December 31, 2009 and 2008, respectively	3,807	2,582
Additional paid-in capital	2,935,737	1,394,790
Accumulated other comprehensive loss	(2,249)	(4,099)
Retained earnings	257,145	1,442,425

Total shareholders’ equity	3,194,440	2,835,698

	$10,051,222	$7,708,458

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2009, 2008, and 2007

(000’s omitted, except per share data)

	2009	2008	2007
Revenues:
Homebuilding
Home sale revenues	$3,869,297	$5,980,289	$8,881,509
Land sale revenues	97,292	131,749	240,221

	3,966,589	6,112,038	9,121,730
Financial Services	117,800	151,016	134,769

Total revenues	4,084,389	6,263,054	9,256,499

Homebuilding Cost of Revenues:
Home cost of revenues	4,274,474	6,585,177	9,329,354
Land cost of revenues	211,170	393,998	418,177

	4,485,644	6,979,175	9,747,531

Financial Services expenses	172,854	123,082	92,150
Selling, general and administrative expenses	672,434	814,508	1,094,483
Other expense, net	685,829	39,571	631,947
Interest income	(9,167)	(26,404)	(6,595)
Interest expense	2,262	2,908	3,864
Equity loss from unconsolidated entities	49,652	12,813	190,022

Loss from continuing operations before income taxes	(1,975,119)	(1,682,599)	(2,496,903)
Income tax benefit	(792,552)	(209,486)	(222,486)

Loss from continuing operations	(1,182,567)	(1,473,113)	(2,274,417)
Income from discontinued operations	-	-	18,662

Net loss	$(1,182,567)	$(1,473,113)	$(2,255,755)

Per share data:
Basic:
Loss from continuing operations	$(3.94)	$(5.81)	$(9.02)
Income from discontinued operations	-	-	0.07

Net loss	$(3.94)	$(5.81)	$(8.94)

Assuming dilution:
Loss from continuing operations	$(3.94)	$(5.81)	$(9.02)
Income from discontinued operations	-	-	0.07

Net loss	$(3.94)	$(5.81)	$(8.94)

Cash dividends declared	$-	$0.16	$0.16

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	300,179	253,512	252,192
Assuming dilution:
Effect of dilutive securities-stock options and restricted stock grants	-	-	-

Adjusted weighted-average common shares and effect of dilutive securities	300,179	253,512	252,192

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2009, 2008, and 2007

($000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	$
Shareholders’ Equity, January 1, 2007	255,315	$2,553	$1,284,687	$(2,986)	$5,293,107	$6,577,361
Adoption of FASB Interpretation No. 48 (FIN 48)	-	-	-	-	(31,354)	(31,354)
Stock option exercises	683	7	7,855	-	-	7,862
Excess tax benefits (deficiencies) from stock-based compensation	-	-	523	-	-	523
Stock awards, net of cancellations	1,344	13	(13)	-	-	-
Cash dividends declared - $0.16 per share	-	-	-		(40,997)	(40,997)
Stock repurchases	(243)	(2)	(1,243)	-	(5,000)	(6,245)
Stock-based compensation	-	-	70,695	-	-	70,695
Comprehensive income (loss):						-
Net loss	-	-	-	-	(2,255,755)	(2,255,755)
Change in fair value of derivatives, net of income tax benefit of $1,080, net of reclassification for net realized gains on derivatives of $978 included in net income	-	-	-	(1,762)	-	(1,762)
Foreign currency translation adjustments	-	-	-	(135)	-	(135)

Total comprehensive loss						(2,257,652)

Shareholders’ Equity, December 31, 2007	257,099	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	528	5	4,538	-	-	4,543
Excess tax benefits (deficiencies) from stock-based compensation	-	-	(9,437)	-	-	(9,437)
Stock awards, net of cancellations	900	9	(9)	-	-	-
Cash dividends declared - $0.16 per share	-	-	-	-	(41,119)	(41,119)
Stock repurchases	(358)	(3)	(1,913)	-	(3,344)	(5,260)
Stock-based compensation	-	-	39,107	-	-	39,107
Comprehensive income (loss):
Net loss	-	-	-	-	(1,473,113)	(1,473,113)
Change in fair value of derivatives, net of income tax benefit of $631, net of reclassification for net realized losses on derivatives of $1,029 included in net income	-	-	-	1,424	-	1,424
Foreign currency translation adjustments	-	-	-	(640)	-	(640)

Total comprehensive loss						(1,472,329)

Shareholders’ Equity, December 31, 2008	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	756	8	4,774	-	-	4,782
Excess tax benefits (deficiencies) from stock-based compensation	-	-	(8,098)	-	-	(8,098)
Stock issued for Centex merger	122,178	1,222	1,502,594	-	-	1,503,816
Stock awards, net of cancellations	239	2	(2)	-	-	-
Stock repurchases	(652)	(7)	(4,664)	-	(2,713)	(7,384)
Stock-based compensation	-	-	46,343	-	-	46,343
Comprehensive income (loss):
Net loss	-	-	-	-	(1,182,567)	(1,182,567)
Change in fair value of derivatives, net of income tax benefit of $0	-	-	-	714	-	714
Foreign currency translation adjustments	-	-	-	1,136	-	1,136

Total comprehensive loss						(1,180,717)

Shareholders’ Equity, December 31, 2009	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008, and 2007

($000’s omitted)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(1,182,567)	$(1,473,113)	$(2,255,755)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	919,199	1,511,751	2,042,618
Goodwill impairments	562,990	5,654	370,023
Amortization and depreciation	54,246	73,980	83,852
Stock-based compensation expense	46,343	39,107	70,695
Loss (gain) on debt repurchases	31,594	1,594	(543)
Deferred income taxes	37,587	105,906	73,164
Equity loss from unconsolidated entities	49,652	12,813	190,022
Distributions of earnings from unconsolidated entities	911	4,421	4,429
Other, net	2,173	3,371	2,315
Increase (decrease) in cash due to:
Restricted cash	8,339	-	-
Inventories	396,593	1,114,686	622,359
Residential mortgage loans available-for-sale	263,167	165,035	395,425
Other assets	318,829	226,526	257,980
Accounts payable, accrued and other liabilities	(300,073)	(464,790)	(395,751)
Income taxes receivable	(552,794)	(110,406)	(263,163)
Income tax liabilities	82,664	3,857	20,585

Net cash provided by operating activities	738,853	1,220,392	1,218,255

Cash flows from investing activities:
Distributions from unconsolidated entities	8,612	6,777	60,201
Investments in unconsolidated entities	(35,144)	(54,619)	(217,541)
Cash acquired with Centex merger, net of cash used	1,748,742	-	-
Net change in loans held for investment	8,802	5,462	(13,728)
Proceeds from the sale of fixed assets	2,051	5,314	19,767
Capital expenditures	(39,252)	(18,878)	(70,116)

Net cash provided by (used in) investing activities	1,693,811	(55,944)	(221,417)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(219,166)	(203,051)	(374,096)
Repayment of other borrowings	(2,005,205)	(317,080)	(74,687)
Excess tax benefits from stock-based compensation	-	-	523
Issuance of common stock	4,782	4,543	7,862
Stock repurchases	(7,384)	(5,260)	(6,245)
Debt issuance costs	(3,058)	(5,687)	-
Dividends paid	-	(41,119)	(40,997)

Net cash used in financing activities	(2,230,031)	(567,654)	(487,640)

Effect of exchange rate changes on cash and equivalents	337	(1,841)	(179)

Net increase in cash and equivalents	202,970	594,953	509,019
Cash and equivalents at beginning of period	1,655,264	1,060,311	551,292

Cash and equivalents at end of period	$1,858,234	$1,655,264	$1,060,311

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$42,362	$10,002	$14,533

Income taxes paid (refunded), net	$(357,190)	$(194,666)	$(72,364)

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Pulte Homes, Inc., all of its direct and indirect subsidiaries (the “Company”), and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of Pulte Homes, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), Centex Corporation (“Centex”), and other subsidiaries that are engaged in the homebuilding business. The Company also has mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

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

Foreign currency

The financial statements of the Company’s foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Realized foreign currency transaction gains and losses were not significant during 2009, 2008, and 2007.

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission on February 19, 2010.

Cash and equivalents

Cash and equivalents includes institutional money market investments and time deposits with a maturity of three months or less when acquired.

Restricted cash

The Company maintains certain cash balances that are restricted as to their use. Restricted cash consists of customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer and other accounts with restrictions.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Investments in unconsolidated entities

The Company has investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Many of these unconsolidated entities purchase, develop, and/or sell land and homes in the United States and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of these entities. Certain of these entities sell land to the Company. In these situations, the Company defers the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

The Company evaluates its investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity loss in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). The Company’s proportionate share of any such impairments is also recorded to equity loss in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Intangible assets

Intangible assets consist of trademarks and tradenames acquired in connection with the 2009 acquisition of Centex and the 2001 acquisition of Del Webb. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are generally being amortized over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets were $259.0 million and $70.5 million, respectively, at December 31, 2009, and $163.0 million and $60.4 million, respectively, at December 31, 2008. Amortization expense totaled $14.0 million in 2009, which included $4.0 million related to the fair value of customer backlog acquired with the Centex merger that was fully amortized as of December 31, 2009. Amortization expense was $8.2 million in both 2008 and 2007. Amortization expense for trademarks and tradenames is expected to be $13.1 million in each of the next five years.

Intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. If impairment indicators exist, an assessment of undiscounted future cash flows for the assets related to these intangibles is evaluated accordingly. If the results of the analysis indicate impairment, the assets are adjusted to fair value. During 2009, 2008, and 2007, there were no impairments of intangible assets.

Goodwill

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with various acquisitions. Recorded goodwill has been allocated to the Company’s reporting units based on the relative fair value of each acquired reporting unit. In accordance with ASC 350, “Intangibles-Goodwill and Other”, the Company assesses the goodwill balance of each reporting unit for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying amount may not be recoverable.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Fixed assets and depreciation

Fixed assets are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in other assets and totaled $82.4 million net of accumulated depreciation of $230.2 million at December 31, 2009 and $69.3 million net of accumulated depreciation of $224.5 million at December 31, 2008. Depreciation expense totaled $40.2 million, $65.8 million, and $75.6 million in 2009, 2008, and 2007, respectively.

Advertising cost

The Company expenses advertising costs as incurred. The Company incurred advertising costs of $47.1 million, $77.8 million, and $104.3 million in 2009, 2008, and 2007, respectively.

Employee benefits

The Company maintains defined contribution retirement plans that cover substantially all of the Company’s employees. Company contributions pursuant to the plans totaled $5.7 million, $15.1 million, and $21.0 million in 2009, 2008, and 2007, respectively.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following ($000’s omitted):

	2009	2008	2007
Loss (gain) on debt retirements	$31,594	$1,594	$(543)
Write-off of deposits and pre-acquisition costs	54,256	33,309	239,716
Lease exit costs (a)	24,803	13,260	13,681
Goodwill impairments (b)	562,990	4,954	370,023
Amortization of intangible assets	14,008	8,151	8,150
Customer deposit income	(4,213)	(12,960)	(14,705)
Miscellaneous expense (income), net	2,391	(8,737)	15,625

	$685,829	$39,571	$631,947

(a)	Excludes lease exit costs classified within Financial Services expenses of $0.7 million in both 2009 and 2008. There were no lease exit costs related to Financial Services in 2007.

(b)	Excludes $0.7 million of goodwill impairments classified within Financial Services expenses in 2008.

Discontinued operations

In 2007, income from discontinued operations includes $18.7 million in refundable income taxes related to the Company’s investment in its discontinued Mexico homebuilding operations. The Company disposed of its Mexico homebuilding operations in December 2005.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock and restricted stock units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. For 2009, 2008, and 2007, all stock options and non-vested restricted stock and restricted stock units were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Effective January 1, 2009, the Company adopted the two-class method as required by ASC 260, “Earnings Per Share” (“ASC 260”). Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock and restricted stock units are considered participating securities.

The following table presents the reconciliation of earnings per share (000’s omitted, except per share data):

	2009	2008	2007
Net loss	$(1,182,567)	$(1,473,113)	$(2,255,755)
Earnings attributable to restricted shareholders	-	(629)	(627)

Net loss available to common shareholders	$(1,182,567)	$(1,473,742)	$(2,256,382)

Per share data:
Net loss (basic and diluted)	$(3.94)	$(5.81)	$(8.94)
Earnings attributable to restricted shareholders	-	-	-

Net loss available to common shareholders (basic and diluted)	$(3.94)	$(5.81)	$(8.94)

Number of shares used in calculation:
Basic and diluted	300,179	253,512	252,192

Stock-based compensation

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation cost on the graded vesting method over the vesting period, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of the Company’s stock options is determined using primarily the Black-Scholes valuation model. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s common stock. Compensation expense related to the Company’s share-based awards is generally included in selling, general, and administrative expense within the Company’s Consolidated Statements of Operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (codified in “ASC 805”). ASC 805 modifies the accounting for business combinations and requires, with limited exceptions, the acquirer in a business combination to recognize 100 percent of the assets acquired, liabilities assumed, and any non-controlling interest in the acquired company at the acquisition-date fair value. In addition, ASC 805 requires the expensing of acquisition-related transaction and restructuring costs, and certain contingent assets and liabilities acquired, as well as contingent consideration, to be recognized at fair value. ASC 805 also modifies the accounting for certain acquired income tax assets and liabilities. ASC 805 is effective for new acquisitions consummated on or after January 1, 2009. The adoption of ASC 805 had a material impact on the Company’s consolidated financial statements for the period ending December 31, 2009 upon the merger with Centex.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in “ASC 810”). ASC 810 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. ASC 810 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 was effective for the Company beginning on January 1, 2009. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in “ASC 260”). Under ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company’s outstanding restricted stock awards are considered participating securities under ASC 260. ASC 260 was effective for the Company’s fiscal year beginning January 1, 2009 and requires retrospective application. The adoption of ASC 260 did not have a material impact on the Company’s reported earnings per share.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASC 810”). ASC 810 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASC 810 will be effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effects of ASC 810 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” (codified in “ASC 105”), which created a single source of authoritative nongovernmental U.S. GAAP. The Codification was effective for the Company’s interim and annual periods ending after September 15, 2009. Upon adoption, all existing non-SEC accounting and reporting standards were superseded. All other non-SEC accounting literature not included in the Codification are considered non-authoritative. The required disclosures have been incorporated into and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), amending ASC 820 to provide additional guidance to clarify the measurement of liabilities at fair value. ASU 2009-05 was effective for the Company’s quarter ended December 31, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. ASU 2010-06 will be effective for the Company’s fiscal year beginning January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. ASC 820 is not expected to have a material impact on the Company’s consolidated financial statements.

Homebuilding

Revenue recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing. Such amounts were not material at either December 31, 2009 or December 31, 2008.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

Sales incentives

When sales incentives involve a discount on the selling price of the home the Company records the discount as a reduction of revenue at the time of house closing. If the sales incentive requires the Company to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of sales at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing or closing costs. Sales incentives in the form of homeowners’ association fees and other merchandise are also recorded to cost of sales.

Inventory

Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with ASC 360-10. Accumulated cost includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

Cost of sales includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for the Company’s communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

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

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary based upon an analysis of the expected gains and losses of the entity. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. The VIE is generally protected from the first dollar of loss under the land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. The Company’s evaluation of expected gains and losses includes consideration of a number of factors, including the size of the Company’s initial investment relative to the overall contract price, the risk of obtaining necessary entitlement approvals, the risk related to land development required under the land option agreement, and the risk of potential changes in market value of the land under contract during the contract period.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

Land, not owned, under option agreements (continued)

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate under ASC 810, the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. As of December 31, 2009 and 2008, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under a limited number of these agreements with scheduled expiration dates through 2010. As a result, the Company recorded $47.1 million and $13.9 million, respectively, as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. In conjunction with the Centex merger, land option agreements were acquired, increasing the number of VIEs consolidated at December 31, 2009 compared with December 31, 2008. The Company did not provide financial or other support to VIEs other than as stipulated in the land option agreements.

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

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $127.1 million and $156.6 million at December 31, 2009 and 2008, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements. Also included in land, not owned, under option agreements is inventory related to land sales for which the recognition of such sales has been deferred because their terms, primarily related to the Company’s continuing involvement with the land, did not meet the full accrual method criteria under ASC 360-20. Such amounts were not material at either December 31, 2009 or 2008.

The following provides a summary of the Company’s interests in land option agreements as of December 31, 2009 and 2008 ($000’s omitted):

	December 31, 2009				December 31, 2008
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$5,991	$53,405	$47,056	(a)	$1,923	$15,841	$13,918	(a)
Unconsolidated VIEs	94,105	292,065	-		81,734	600,136	-
Other land option agreements	43,406	321,073	127,076	(b)	141,635	711,182	157,183	(b)

	$143,502	$666,543	$174,132		$225,292	$1,327,159	$171,101

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810.

(b)	Represents the remaining purchase price for other consolidated land option agreements, primarily pursuant to ASC 470-40.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price of all land option agreements totaled $599.8 million and $1.3 billion at December 31, 2009 and 2008, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Homebuilding (continued)

Land held for sale

Land held for sale is recorded at the lower of cost or fair value less costs to sell.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one to two-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	2009	2008	2007
Warranty liability, beginning of period	$58,178	$90,917	$117,259
Warranty reserves provided	34,019	48,515	87,805
Liabilities assumed with Centex merger	55,292	-	-
Payments	(44,600)	(63,073)	(98,235)
Other adjustments	(6,779)	(18,181)	(15,912)

Warranty liability, end of period	$96,110	$58,178	$90,917

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

Financial Services (continued)

Residential mortgage loans available-for-sale (continued)

At December 31, 2009 and 2008, residential mortgage loans available-for-sale, all of which were accounted for at fair value, had an aggregate fair value of $166.8 million and $297.8 million, respectively, and an aggregate outstanding principal balance of $166.4 million and $291.1 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled ($3.9) million and $1.0 million for the years ended December 31, 2009 and 2008, respectively, and are included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2009, 2008, and 2007 were $59.5 million, $85.8 million, and $75.5 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Prior to January 1, 2008, the fair value of such servicing rights was not recognized until the related loan was sold. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $1.8 million and $1.9 million at December 31, 2009 and 2008, respectively, and are included in accrued and other liabilities. During 2009, 2008, and 2007, servicing rights recognized in Financial Services revenues totaled $29.3 million, $44.0 million, and $46.0 million, respectively.

Loans held for investment

The Company originates interim financing mortgage loans for certain of the Company’s customers and also has a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $15.7 million and $12.9 million (net of reserves of $6.3 million and $4.0 million) at December 31, 2009 and 2008, respectively.

Interest income on mortgage loans

Interest income is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $7.7 million, $13.3 million, and $21.8 million in 2009, 2008, and 2007, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income during the period the loans are held for sale. Due to the adoption of SFAS 159 (codified within ASC 825), the fair value of mortgage loans held for sale at December 31, 2009 and 2008 reflects unamortized discounts of $1.1 million and $2.6 million, respectively. The balance of unamortized discounts at December 31, 2007 was $3.0 million.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Financial Services (continued)

Mortgage servicing, origination, and commitment fees

Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. Loan origination costs related to residential mortgage loans available-for-sale are recognized as incurred in Financial Services expenses while the associated mortgage origination fees are recognized in Financial Services revenues as earned, generally upon loan closing. Prior to the adoption of SFAS 159 (codified within ASC 825), mortgage origination costs and fees related to residential mortgage loans available-for-sale were deferred as an adjustment to the cost of the related loans and recognized as an adjustment to Financial Services revenues upon the sale of such loans.

Title services

Revenues associated with the Company’s title operations are recognized within Financial Services revenues as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. Due to the low incidence of claims, the Company has only limited risk associated with issued title insurance policies.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At December 31, 2009, the Company had interest rate lock commitments in the total amount of $126.9 million which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements. At December 31, 2009, the Company had unexpired cash forward contracts and whole loan investor commitments of $257.9 million and $23.8 million, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Financial Services (continued)

Derivative instruments and hedging activities (continued)

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At December 31, 2009, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	December 31, 2009
	Other Assets	Other Liabilities
Interest rate lock commitments	$2,213	$298
Forward contracts	2,703	228
Whole loan commitments	920	10

	$5,836	$536

2.	Centex merger

On August 18, 2009, the Company completed the acquisition of Centex through the merger of Pulte’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among Pulte, Pi Nevada Building Company, and Centex (the “Merger Agreement”). As a result of the merger, Centex became a wholly-owned subsidiary of Pulte. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger. For the period from August 19, 2009 to December 31, 2009, Centex’s revenues and net loss were $1.1 billion and $442.9 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Centex merger (continued)

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the merger date (000’s omitted, except per share data):

Calculation of consideration transferred
Centex common shares exchanged (including restricted stock)	124,484
Centex restricted stock units exchanged	373

124,857
Exchange ratio	0.975

Pulte common shares and restricted stock units issued	121,736
Closing price per share of Pulte common stock, as of August 18, 2009	$12.33

Consideration attributable to common stock	$1,501,005
Consideration attributable to Pulte equity awards exchanged for Centex equity awards (a)	4,036
Cash paid for fractional shares	50

Total consideration transferred	$1,505,091

Assets acquired and liabilities assumed
Cash and equivalents	$1,748,792
Restricted cash	24,037
Inventory	2,053,329
Residential mortgage loans available-for sale	129,955
Intangible assets	100,000
Goodwill (b)	1,458,908
Other assets	447,274

Total assets acquired	5,962,295

Accounts payable	(111,905)
Accrued and other liabilities	(1,118,929)
Income tax liabilities	(141,054)
Senior notes	(3,085,316)

Total liabilities assumed	(4,457,204)

Total net assets acquired	$1,505,091

(a)	Reflects the portion of the fair value of the awards attributable to pre-merger employee service. The remaining fair value of the awards will be recognized in Pulte’s operating results over the applicable periods.

(b)	Goodwill resulting from the Centex merger is not deductible for federal income tax purposes, though as of the merger date Centex had approximately $39 million of goodwill deductible for tax purposes related to prior acquisitions.

Cash and equivalents, other assets, accounts payable, and accrued and other liabilities were generally stated at historical carrying values given the short-term nature of these assets and liabilities. Because Centex had elected the fair value option under ASC 825 for its residential mortgage loans available-for-sale, the historical carrying value of such assets equaled their fair value. Income tax receivables and liabilities were recorded at historical carrying values in accordance with the ASC 805. The fair value of assumed senior notes was determined based on quoted market prices.

The Company determined the fair value of inventory on a community-by-community basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models, though independent appraisals were also utilized in certain instances. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. See Note 5 for additional discussion of the factors impacting the fair value of land inventory.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Centex merger (continued)

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. The remaining $4.0 million related to acquired backlog at August 18, 2009 and was amortized in 2009 as the related customer orders closed. Amortization expense for these assets totaled $5.9 million for 2009, which is included in the Consolidated Statement of Operations within other expense (income), net.

The Company had substantially completed its business combination accounting as of December 31, 2009. During the fourth quarter of 2009, the Company made certain adjustments to the valuations of assets acquired and liabilities assumed that increased goodwill by $63.9 million. Such adjustments primarily related to the Company’s final determination of value of inventory for a limited number of communities and did not have a material impact on the Company’s operating results. The Company will complete its final review of the valuation of certain contingent liabilities in 2010. Final determinations of the values of assets acquired and liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill.

Goodwill largely consists of the estimated economic value attributable to Centex’s deferred tax assets and expected synergies resulting from the merger. As of the merger date, Centex had $1.3 billion of deferred tax assets, which were substantially fully offset by a valuation allowance due to the uncertainty of realization. While the ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods, the Company believes that such assets have significant economic value given their long life and the Company’s expectations regarding future operating results. As discussed in Note 12, a portion of the economic value of these deferred tax assets was recognized in the fourth quarter of 2009. The Company also expects the combined entity to achieve significant savings in corporate and divisional overhead costs and interest costs. Additional synergies are expected in the areas of purchasing leverage and integrating the combined organization’s best practices in operational effectiveness. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. The allocation of goodwill to each of the Company’s reporting units is summarized by reportable segment as follows ($000’s omitted):

Allocation as of Merger Date
Northeast	$285,678
Southeast	353,881
Gulf Coast	393,807
Midwest	128,242
Southwest	63,768
West	231,939
Financial Services	1,593

Total goodwill	$1,458,908

Transaction and integration costs

Transaction and integration costs directly related to the Centex merger, excluding the impact of restructuring costs and acquisition accounting adjustments, totaled $40.9 million for 2009, the majority of which are included in the Consolidated Statements of Operations within selling, general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805. See Note 4 for a discussion of restructuring costs incurred in connection with the Centex merger.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Centex merger (continued)

Supplemental pro forma information

The following represents pro forma operating results as if Centex had been included in the Company’s Condensed Consolidated Statements of Operations as of the beginning of the fiscal years presented ($000’s omitted, except per share data):

	2009	2008
Revenue	$5,785,880	$11,580,674
Net loss	$(1,633,836)	$(3,424,776)
Loss per common share - basic and diluted	$(4.34)	$(9.14)

The supplemental pro forma operating results have been determined after adjusting the operating results of Centex to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2009, and 2008. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. Additionally, given the significant volatility in the homebuilding industry in recent periods, such a presentation would not be indicative of future operating results.

3.	Goodwill

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the merger date, has been recorded in connection with various acquisitions and is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and the recorded carrying value. The determination of fair value is significantly impacted by estimates related to current market valuations, current and future economic conditions in each of the Company’s geographical markets, and the Company’s strategic plans within each of its markets. Due to uncertainties in the estimation process and significant volatility in demand for new housing, actual results could differ significantly from such estimates.

As further explained in Note 2, the Company recorded $1.5 billion of goodwill in connection with the Centex merger. During the fourth quarter of 2009, the Company performed its annual goodwill impairment test and determined that $563.0 million of goodwill was impaired. This impairment resulted from a number of factors, including a significant decline in the Company’s overall market capitalization between the Centex merger date and the goodwill valuation date, the relationship of the Company’s market capitalization to the Company’s stockholders’ equity, and the requirement under ASC 350 to allocate all goodwill to the Company’s reporting units even though a significant portion of the goodwill is attributable to the economic value of deferred tax assets and corporate and financing synergies that are not directly reflected in the fair values of the individual reporting units. If management’s expectations of future results and cash flows decrease significantly, goodwill may be further impaired. Of the Company’s remaining goodwill of $895.9 million at December 31, 2009, approximately $350 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Goodwill (continued)

The Company also recorded $5.7 million and $370.0 million of goodwill impairments in 2008 and 2007, respectively, as the result of the deterioration in conditions in the homebuilding industry. As a result of these previous impairments, the Company’s goodwill balance at December 31, 2009 consists entirely of goodwill related to the Centex merger. Activity in the Company’s goodwill balances by reporting segment during 2009 and 2008 consisted of the following ($000’s omitted):

Reporting Segment	December 31, 2009	Impairments	Additions	December 31, 2008	Impairments	December 31, 2007
Northeast	$-	$(285,678)	$285,678	$-	$-	$-
Southeast	327,032	(26,849)	353,881	-	(4,954)	4,954
Gulf Coast	353,434	(40,373)	393,807	-	-	-
Midwest	40,643	(87,599)	128,242	-	-	-
Southwest	52,638	(11,130)	63,768	-	-	-
West	120,578	(111,361)	231,939	-	-	-
Financial Services	1,593	-	1,593	-	(700)	700

Total goodwill	$895,918	$(562,990)	$1,458,908	$-	$(5,654)	$5,654

As a result of previous impairments, the Company’s accumulated impairment losses totaled $938.7 million and $375.7 million at December 31, 2009 and 2008, respectively.

4.	Restructuring

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

	Restructuring Actions Related to Centex Merger
	Incurred to Date	Total Expected to be Incurred
Employee severance benefits	$42,499	$45,262
Lease exit costs	20,749	20,749
Other	2,194	2,194

	$65,442	$68,205

In addition, the Company had taken a series of actions prior to the Centex merger in response to the challenging operating environment that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Total Restructuring Actions
	2009*	2008	2007
Employee severance benefits	$47,525	$30,343	$32,023
Lease exit costs	23,208	12,095	8,320
Other	2,283	3,069	5,362

	$73,016	$45,507	$45,705

* Includes $65.4 million of restructuring costs incurred related to the Centex merger, as summarized in the preceding table.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4.	Restructuring (continued)

Other than $8.6 million of total restructuring costs classified within Financial Services expenses, employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liability for employee severance benefits and exited leases totaled $14.2 million and $38.6 million, respectively, at December 31, 2009 and $14.4 million and $7.8 million, respectively, at December 31, 2008. Substantially all of the employee severance benefits will be paid in 2010 while cash expenditures related to lease exit costs will be incurred over the remaining terms of the affected leases, which generally extend several years. The restructuring costs were attributable to each of the Company’s reportable segments and were not material to any one segment.

5.	Inventory and land held for sale

Major components of the Company’s inventory at December 31, 2009 and 2008 were ($000’s omitted):

	2009	2008
Homes under construction	$1,492,894	$1,325,672
Land under development	2,370,876	2,002,039
Land held for future development	1,076,588	873,578

	$4,940,358	$4,201,289

The Company capitalizes homebuilding interest costs into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for 2009, 2008, and 2007 includes $68.2 million, $84.8 million, and $110.8 million, respectively, of capitalized interest related to inventory impairments. During 2009, 2008, and 2007, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels. As a result of the Company’s inventory management strategies and potential future inventory impairments, it is reasonably possible that the Company’s debt levels will exceed the amount of the Company’s active inventory at some point during 2010, which would require the Company to expense some portion of its Homebuilding interest costs as incurred.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2009	2008	2007
Interest in inventory, beginning of period	$170,020	$160,598	$235,596
Interest capitalized	234,700	220,131	240,000
Interest expensed	(165,355)	(210,709)	(314,998)

Interest in inventory, end of period	$239,365	$170,020	$160,598

Interest incurred*	$236,962	$223,039	$243,864

* Interest incurred includes interest on the Company’s senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Company’s Financial Services segment.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs

Impairment of long-lived assets

In accordance with ASC 360-10, the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the regulatory environment related to the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals.

The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The continued weakened market conditions throughout the homebuilding industry have resulted in lower than expected revenues and gross margins. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by ASC 360-10, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

The Company determined the fair value of the community’s inventory primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The assumptions used in our discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions except in limited circumstances in the latter years of long-lived communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs (continued)

Impairment of long-lived assets (continued)

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2009			2008
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	116	$351.2	$358.6	150	$597.8	$598.8
June 30	43	82.4	109.2	48	198.9	153.5
September 30	48	163.9	132.6	96	232.4	250.4
December 31	40	66.2	150.8	88	223.5	204.6

			$751.2			$1,207.3

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. In 2009, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 300 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 22%, with an aggregate average of 15%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

The Company acquires land primarily for the construction of homes for sale to customers but periodically sells select parcels of land to third parties for commercial or other development. Additionally, the Company may determine that certain of its land assets no longer fit into its strategic operating plans. In such instances, the Company classifies the land asset as land held for sale, assuming the criteria in ASC 360-10 are met. During 2009, a significant portion of land previously classified as land held for sale was reclassified to either land under development or land held for future development as a result of either a change in strategy related to the land or a change in market conditions.

In accordance with ASC 360-10, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During 2009, 2008, and 2007, the Company recognized net realizable value adjustments related to land held for sale of $113.7 million, $271.1 million, and $199.2 million, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues. During 2009, the amount of land held for sale and related net realizable value reserves decreased primarily as the result of the completion of certain land sale transactions.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs (continued)

Net realizable value adjustments – land held for sale (continued)

The Company’s land held for sale at December 31, 2009 and 2008 was as follows ($000’s omitted):

	2009	2008
Land held for sale, gross	$84,495	$314,112
Net realizable value reserves	(25,850)	(149,158)

Land held for sale, net	$58,645	$164,954

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $54.3 million, $33.3 million, and $239.7 million, during 2009, 2008, and 2007, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Home sale revenues for detached and attached homes were $3.0 billion and $851.9 million in 2009, $4.6 billion and $1.3 billion in 2008, and $6.9 billion and $2.0 billion in 2007, respectively.

The Company has determined that its Homebuilding operating segments are its Areas. In the third quarter of 2009, in connection with the Centex merger, the Company realigned the organizational structure for certain of its markets. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

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

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2009	2008	2007
Revenues:
Northeast	$653,211	$910,886	$1,121,636
Southeast	561,194	929,113	1,175,467
Gulf Coast	947,637	1,225,849	1,791,554
Midwest	445,339	732,451	1,189,638
Southwest	669,338	1,486,016	2,367,597
West	627,065	827,723	1,475,838
Other homebuilding (a)	62,805	-	-

	3,966,589	6,112,038	9,121,730
Financial Services	117,800	151,016	134,769

Consolidated revenues	$4,084,389	$6,263,054	$9,256,499

Income (loss) before income taxes:
Northeast	$(207,461)	$(129,552)	$(149,793)
Southeast	(52,930)	(14,968)	72,799
Gulf Coast	(276,164)	(244,900)	(468,938)
Midwest	(66,554)	(103,202)	(339,193)
Southwest	(308,358)	(555,756)	(249,173)
West	(109,554)	(284,048)	(545,369)
Other homebuilding (a)	(832,276)	(362,285)	(829,825)

	(1,853,297)	(1,694,711)	(2,509,492)
Financial Services (b)	(55,038)	28,045	42,980

Total segment income (loss) before income taxes	(1,908,335)	(1,666,666)	(2,466,512)
Other non-operating (c)	(66,784)	(15,933)	(30,391)

Consolidated loss before income taxes (d)	$(1,975,119)	$(1,682,599)	$(2,496,903)

(a)	Other homebuilding includes the Company’s operations in Hawaii and Puerto Rico, certain wind down operations, amortization of intangible assets, goodwill impairment, and amortization of capitalized interest. Capitalized interest amortization totaled $165.4 million, $210.7 million, and $315.0 million for 2009, 2008, and 2007, respectively. Goodwill impairment totaled $563.0 million, $5.0 million, and $370.0 million in 2009, 2008, and 2007, respectively.

(b)	Financial Services income (loss) before income taxes includes interest expense of $2.3 million, $6.1 million, and $16.5 million for 2009, 2008, and 2007, respectively; interest income of $7.7 million, $13.3 million, and $21.8 million for 2009, 2008, and 2007, respectively; and goodwill impairment of $0.7 million in 2008.

(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above. Other non-operating also includes a gain (loss) of ($31.6) million, ($1.6) million, and $0.5 million, respectively, related to the redemption of debt.

(d)	Consolidated loss before income taxes includes selling, general, and administrative expenses of $672.4 million, $814.5 million, and $1.1 billion for 2009, 2008, and 2007, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted) Years Ended December 31,
	2009	2008	2007
Land and community valuation adjustments:
Northeast	$150,407	$58,553	$116,418
Southeast	52,660	53,739	17,089
Gulf Coast	180,107	172,384	381,534
Midwest	44,897	79,029	240,380
Southwest	177,051	519,405	335,044
West	77,892	238,984	398,717
Other homebuilding (a)	68,192	85,237	114,473

	$751,206	$1,207,331	$1,603,655

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$19,310	$89,950	$16,051
Southeast	310	1,747	6,652
Gulf Coast	29,464	74,809	46,773
Midwest	699	20,295	103,374
Southwest	45,451	53,269	14,859
West	18,503	31,041	11,538

	$113,737	$271,111	$199,247

Write-off of deposits and pre-acquisition costs (b):
Northeast	$1,026	$12,618	$60,863
Southeast	1,235	4,032	3,114
Gulf Coast	51,711	555	52,065
Midwest	139	795	10,940
Southwest	15	15,328	54,870
West	130	(19)	57,864

	$54,256	$33,309	$239,716

Impairments of investments in unconsolidated joint ventures:
Northeast	$31,121	$-	$-
Southwest	19,305	-	59,075
West	1,236	15,386	128,303
Other homebuilding (c)	2,428	3,088	2,485

	$54,090	$18,474	$189,863

Total valuation adjustments and write-offs	$973,289	$1,530,225	$2,232,481

(a)	Includes write-offs of capitalized interest related to land and community valuation adjustments of $68.2 million, $84.8 million, and $110.8 million, recorded during 2009, 2008, and 2007, respectively. Also includes a $0.4 million valuation adjustment related to a non-strategic land parcel recorded during 2008 and $3.7 million of land and community valuation adjustments related to the Company’s Puerto Rico operations recorded during 2007.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2009	2008	2007
Depreciation and amortization:
Northeast	$2,718	$3,431	$4,170
Southeast	4,750	6,558	5,255
Gulf Coast	6,003	9,987	14,827
Midwest	1,763	2,790	5,068
Southwest	6,152	13,432	15,531
West	2,385	7,359	10,547
Other homebuilding (a)	14,601	8,802	8,817

	38,372	52,359	64,215
Financial Services	4,766	7,938	9,559
Other non-operating (b)	11,108	13,683	10,078

Consolidated depreciation and amortization	$54,246	$73,980	$83,852

(a)	Other homebuilding includes the Company’s operations in Hawaii, Puerto Rico, certain wind down operations, and amortization of intangible assets.

(b)	Other non-operating includes depreciation of corporate fixed assets.

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2009	2008	2007
Equity income (loss) (a):
Northeast	$(28,011)	$(139)	$30
Southeast	-	-	-
Gulf Coast	(68)	-	-
Midwest	(31)	-	-
Southwest	(16,365)	1,231	(56,941)
West	(1,630)	(11,883)	(131,254)
Other homebuilding	(3,563)	(2,133)	(2,218)

	(49,668)	(12,924)	(190,383)
Financial Services	16	111	361

Consolidated equity income (loss)	$(49,652)	$(12,813)	$(190,022)

(a)	Includes impairments related to investments in unconsolidated joint ventures totaling $54.1 million, $18.5 million, and $189.9 million in 2009, 2008, and 2007, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Operating Data by Segment ($000’s omitted) December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$273,238	$256,486	$382,828	$912,552	$1,169,059
Southeast	213,216	356,295	68,408	637,919	788,289
Gulf Coast	318,598	684,598	229,251	1,232,447	1,427,229
Midwest	172,900	241,069	28,760	442,729	468,192
Southwest	191,145	522,709	165,604	879,458	951,346
West	239,613	166,948	126,262	532,823	634,012
Other homebuilding (a)	84,184	142,771	75,475	302,430	1,463,359

	1,492,894	2,370,876	1,076,588	4,940,358	6,901,486
Financial Services	-	-	-	-	250,828
Other non-operating (b)	-	-	-	-	2,898,908

	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

	December 31, 2008
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$190,287	$279,711	$146,580	$616,578	$897,526
Southeast	146,381	205,152	36,506	388,039	585,450
Gulf Coast	275,584	464,830	224,469	964,883	1,168,368
Midwest	157,347	209,640	27,323	394,310	430,110
Southwest	335,999	531,543	298,421	1,165,963	1,261,163
West	198,225	208,393	96,083	502,701	612,783
Other homebuilding (a)	21,849	102,770	44,196	168,815	288,773

	1,325,672	2,002,039	873,578	4,201,289	5,244,173
Financial Services	-	-	-	-	360,774
Other non-operating (b)	-	-	-	-	2,103,511

	$1,325,672	$2,002,039	$873,578	$4,201,289	$7,708,458

	December 31, 2007
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$277,647	$530,792	$211,342	$1,019,781	$1,245,240
Southeast	232,013	326,242	30,251	588,506	835,085
Gulf Coast	416,635	740,734	208,488	1,365,857	1,649,655
Midwest	270,094	321,781	30,904	622,779	678,638
Southwest	495,488	1,044,641	492,689	2,032,818	2,173,718
West	394,199	452,860	202,468	1,049,527	1,190,970
Other homebuilding (a)	29,026	124,519	3,132	156,677	312,301

	2,115,102	3,541,569	1,179,274	6,835,945	8,085,607
Financial Services	-	-	-	-	566,373
Other non-operating (b)	-	-	-	-	1,573,723

	$2,115,102	$3,541,569	$1,179,274	$6,835,945	$10,225,703

(a)	Other homebuilding primarily includes operations in Hawaii, Puerto Rico, certain wind down operations, capitalized interest, goodwill, and intangibles.

(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and corporate items that are not allocated to the operating segments.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	December 31,
	2009	2008
Number of joint ventures with limited recourse guaranties	3	2
Number of joint ventures with debt non-recourse to Pulte	5	3
Number of other active joint ventures	19	11

Total number of active joint ventures	27	16

Investments in joint ventures with limited recourse guaranties	$19,611	$17,258
Investments in joint ventures with debt non-recourse to Pulte	12,859	14,317
Investments in other active joint ventures	41,345	103,311

Total investments in unconsolidated entities	$73,815	$134,886

Total joint venture debt	$69,488	$84,033

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$18,970	$32,130
Joint venture debt non-recourse to Pulte	6,357	7,690

Pulte’s total proportionate share of joint venture debt	$25,327	$39,820

The total number of active joint ventures increased significantly in the year ended December 31, 2009 as a result of the Centex merger. The consolidation of two joint ventures in which the Company and Centex were partners was the primary cause for the decrease in investments in other active joint ventures as reflected in the above table.

In 2009, 2008, and 2007, the Company recognized a loss from its unconsolidated joint ventures of $49.7 million, $12.8 million, and $190.0 million, respectively. The equity loss recognized during 2009, 2008, and 2007 includes impairments totaling $54.1 million, $18.5 million, and $189.9 million, respectively. During 2009, 2008, and 2007, the Company made capital contributions of $35.1 million, $54.6 million, and $217.5 million, respectively, to its joint ventures and received capital and earnings distributions of $9.5 million, $11.2 million, and $64.6 million, respectively, from its joint ventures.

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

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. While such debt is scheduled to be repaid in 2010, the Company and its joint venture partners agreed with the lender to make an early repayment of a portion of the debt, which resulted in the Company making a capital contribution of $14.2 million during the year ended December 31, 2009.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investments in unconsolidated entities (continued)

Another joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million at December 31, 2009, representing 12% of the total pre-foreclosure debt of the joint venture, and which is excluded from the above table.

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

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation, as well as other entities. The Company does not have any significant financing exposures related to these entities.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Debt

The Company’s senior notes are summarized as follows ($000’s omitted):

	December 31,
	2009	2008
4.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2009 (a)	$-	$25,405

4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	48,082	-

7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	90,046	-

8.125% unsecured senior notes, issued by Pulte Homes, Inc. due 2011, (a)	13,892	199,736

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2011 (c)	131,995	497,388

7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	117,249	-

5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	128,916	-

6.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2013 (c)	224,542	298,816

5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	258,874	-

5.25% unsecured senior notes, issued by Pulte Homes, Inc. due 2014 (c)	463,865	499,824

5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	336,299	-

5.2% unsecured senior notes, issued by Pulte Homes, Inc. due 2015 (c)	292,586	349,602

5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	415,262	-

6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	464,139	-

7.625% unsecured senior notes, issued by Pulte Homes, Inc. due 2017 (a)	149,156	149,048

7.875% unsecured senior notes, issued by Pulte Homes, Inc. due 2032 (c)	299,021	298,978

6.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2033 (c)	398,271	398,197

6.0% unsecured senior notes, issued by Pulte Homes, Inc. due 2035 (c)	299,337	299,311

7.375% unsecured senior notes, issued by Pulte Homes, Inc. due 2046 (d)	150,000	150,000

Total senior notes - carrying value	$4,281,532	$3,166,305

Estimated fair value	$4,087,269	$2,136,628

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries

(b)	Redeemable prior to maturity, assumed by Pulte Homes, Inc., and guaranteed on a senior basis by certain wholly-owned subsidiaries

(c)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries

(d)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries

Refer to Note 17 for supplemental consolidating financial information of the Company.

Total senior note maturities during the five years after 2009 are as follows: 2010 - $47.4 million; 2011 - $231.7 million; 2012 - $237.0 million; 2013 - $495.1 million; 2014 - $814.0 million; and thereafter - $2.5 billion.

The Company retired a significant amount of its outstanding senior notes during 2009 through a number of separate transactions. The Company repurchased $1.5 billion of senior notes during a tender offer completed in September 2009 that resulted in a loss of $47.5 million. Also in September 2009, the Company retired at their scheduled maturity date the remaining $211.0 million of the 5.800% senior notes due 2009 assumed with the Centex merger. In July 2009, the Company retired at their scheduled maturity date the remaining $25.4 million of the 4.875% senior notes due 2009. In May and June 2009, the Company repurchased a total of $192.9 million of senior notes that resulted in a net gain of $15.9 million. As a net result of these transactions, other expense (income), net as reflected in the Consolidated Statements of Operations includes losses on debt repurchases of $31.6 million for 2009.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Debt (continued)

In June 2008, the Company repurchased $313.4 million of its 4.875% senior notes due 2009 by means of a tender offer. These repurchases resulted in a loss of $1.6 million, which is included in the Consolidated Statements of Operations within other expense (income), net.

During 2007, the Company repurchased $61.2 million of its 4.875% senior notes due 2009. These repurchases resulted in a gain of $0.5 million, which is included in the Consolidated Statements of Operations within other expense (income), net.

9.	Other financing arrangements

Corporate/Homebuilding

As of September 30, 2009, the Company was not in compliance with the tangible net worth covenant under its revolving credit facility. The Company subsequently requested and received a limited waiver from its banks until December 15, 2009, permitting the Company to utilize letters of credit under the credit facility during the term of the waiver. On December 11, 2009, the Company entered into the Fourth Amendment and Waiver to Third Amended and Restated Credit Agreement, which decreased the Company’s borrowing capacity from $1.0 billion to $750.0 million, reduced the credit facility’s uncommitted accordion feature from $1.75 billion to $1.0 billion, replaced the maximum debt to capitalization ratio with a maximum debt to tangible capital limit, reduced the tangible net worth minimum, and waived any default under the previous credit facility resulting from failure to comply with the tangible net worth financial covenant. As a result of the December 2009 amendment and previous amendments to the credit facility, the Company recognized expense of $2.9 million and $3.7 million in 2009 and 2008, respectively, which is included in the Consolidated Statements of Operations within selling, general and administrative expenses.

Under the terms of the credit facility, the Company has the capacity to issue letters of credit totaling up to $750 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The credit facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). The Company currently does not have investment grade ratings from any of the Rating Agencies and is therefore subject to the borrowing base limitation. Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the credit facility may not exceed an amount based on certain percentages of various categories of the Company’s unencumbered inventory and other assets. As of December 31, 2009, the Company had no borrowings outstanding and full availability of the remaining $249.4 million under the credit facility after consideration of $500.6 million of outstanding letters of credit.

The Company is also required under the terms of the credit facility to maintain certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the credit facility) is less than 2.0 to 1.0, the Company is required to maintain cash and equivalents in designated accounts with certain banks. While the Company’s access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts the Company’s ability to utilize the credit facility. The Company maintained the required cash and equivalents of $415.1 million and $393.3 million within the liquidity reserve accounts at December 31, 2009 and 2008, respectively, calculated under the credit facility as two times the amount by which the interest incurred over the last four fiscal quarters exceeds interest income over the last four fiscal quarters, excluding Financial Services. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing.

The credit facility contains certain financial covenants. The Company is required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. Violations of the financial covenants in the credit facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under the Company’s $4.3 billion of senior notes.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other financing arrangements (continued)

Corporate/Homebuilding (continued)

As of December 31, 2009, the Company was in compliance with all of the covenants under the credit facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the credit facility may be limited under the terms of the borrowing base.

The following is a summary of aggregate borrowing information related to this facility ($000’s omitted):

	2009	2008	2007
Available credit lines at year-end	$750,000	$1,200,000	$1,860,000
Unused credit lines at year-end (a)	$249,418	$846,700	$1,412,600
Maximum indebtedness outstanding at the end of any month (b)	$-	$-	$200,000
Average monthly indebtedness (c)	$-	$-	$52,000
Range of interest rates during the year	N/A	N/A	5.56 to 8.25%
Weighted-average rate at year-end	N/A	N/A	6.51%

(a)	Reduced by letters of credit outstanding of $500.6 million, $353.3 million, and $447.4 million at December 31, 2009, 2008, and 2007, respectively.

(b)	Excludes letters of credit outstanding of $582.1 million for 2009, $446.5 million for 2008, and $486.1 million for 2007.

(c)	Excludes letters of credit outstanding, which averaged $407.1 million, $392.1 million, and $484.6 million for 2009, 2008, and 2007, respectively.

At December 31, 2009, other financing included limited recourse collateralized financing arrangements totaling $2.0 million. These financing arrangements have maturities ranging primarily from one to three years, a weighted-average interest rate of 7.7%, are collateralized by certain of the Company’s land positions, and have no recourse to any other assets of the Company. These arrangements have been classified as accrued and other liabilities in the Consolidated Balance Sheets.

In June 2009, the Company entered into a five-year, unsecured letter of credit facility (the “LOC Agreement”) with Deutsche Bank AG, New York Branch, which permits the issuance of up to $200.0 million of letters of credit (“LOCs”) by the Company. This credit facility supplements the Company’s existing letter of credit capacity included in the Company’s unsecured revolving credit facility. The LOCs will be used for general corporate purposes of the Company and its subsidiaries. LOCs may be issued to support the obligations of any wholly-owned subsidiary of the Company. At December 31, 2009, $28.6 million of letters of credit were outstanding under this facility.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to certain repurchase agreements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. As of December 31, 2009, Pulte Mortgage had a combination of repurchase agreements in place that provided borrowing capacity totaling $175.0 million:

•

In May 2009, Pulte Mortgage entered into a master repurchase agreement with Comerica Bank, which was subsequently amended in September 2009. The repurchase agreement provides for advances of up to $70.0 million, subject to certain sublimits, and includes an accordion feature under which Pulte Mortgage may request that the aggregate commitments be increased to an amount up to $140.0 million. The repurchase agreement expires on May 14, 2010 and replaced Pulte Mortgage’s previous revolving credit agreement, which expired on May 15, 2009. The repurchase agreement contains various affirmative and negative covenants, including the following financial covenants: (i) adjusted tangible net worth shall not be less than $52.8 million, (ii) the leverage ratio shall not be more than 10.0 to 1.0, (iii) quarterly net income shall not be less than $1, and (iv) liquidity shall be no less than $15.0 million.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other financing arrangements (continued)

Financial Services (continued)

•

In July 2009, Pulte Mortgage entered into a master repurchase agreement with Bank of America, N.A., which expires on July 30, 2010 and provides advances for up to $35.0 million, subject to certain sublimits. The other terms and conditions of the repurchase agreement with Bank of America, N.A., including the financial covenants, are substantially similar to those under the repurchase agreement with Comerica Bank.

•

In September 2009, Pulte Mortgage entered into a master repurchase agreement with JPMorgan Chase Bank, N.A., which provides for loan purchases of up to $70.0 million, subject to certain sublimits. The repurchase agreement expires on September 29, 2010. The repurchase agreement contains various affirmative and negative covenants, including the following financial covenants: (i) the leverage ratio should not exceed 10.0 to 1.0; (ii) the minimum adjusted tangible net worth shall not be less than $57.0 million; (iii) the minimum special current ratio shall not be less than 1.05 to 1.0; (iv) liquidity shall be greater than or equal to 3% of actual total assets, as defined within the repurchase agreement; (v) the available warehouse facility under the repurchase agreement should constitute no more than 50% of Pulte Mortgage’s aggregate available warehouse facilities; (vi) commencing with the quarter ending March 31, 2010, Pulte Mortgage shall not permit its net income before taxes, for such quarter and each calendar quarter thereafter, to be less than $1; and (vii) the maximum warehouse capacity ratio shall not exceed 20.0 to 1.0.

At December 31, 2009, Pulte Mortgage had $18.4 million outstanding under its repurchase arrangements. During the three years ended December 31, 2009, Pulte Mortgage provided compensating balances, in the form of escrows and other custodial funds, in order to further reduce interest rates.

The following is aggregate borrowing information for the Company’s mortgage operations ($000’s omitted):

	2009	2008	2007
Available credit lines at year-end	$175,000	$405,000	$705,000
Unused credit lines at year-end	$157,000	$167,000	$264,000
Maximum amount outstanding at the end of any month	$79,422	$262,000	$441,000
Average monthly indebtedness	$44,522	$174,000	$291,000
Range of interest rates during the year	0.53% to 4.75%	0.53% to 6.62%	0.53% to 6.66%
Weighted-average rate at year-end	4.29%	0.95%	5.47%

Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

CTX Mortgage Company LLC (“CTX Mortgage”), which was acquired with the Centex merger, also had a master repurchase agreement in place with JP Morgan Chase Bank, N.A. that provided for advances of up to $50 million, subject to certain sublimits, and was scheduled to expire on January 31, 2010. The Company terminated this agreement in December 2009.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.	Shareholders’ equity

Pursuant to the two $100.0 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200.0 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. At December 31, 2009, the Company had remaining authorization to purchase $102.3 million of common stock.

On November 24, 2008, the Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2009 and 2008, the Company repurchased $7.4 million and $5.3 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2009	2008
Foreign currency translation adjustments:
Mexico	$45	$(1,091)
Fair value of derivatives, net of income taxes of $2,086 in 2009 and 2008	(2,294)	(3,008)

	$(2,249)	$(4,099)

11.	Stock compensation plans

The Company has fixed stock option plans for both employees and for non-employee directors. Information related to the active plans as of December 31, 2009 is as follows:

Plan Name	Shares Authorized	Shares Available for Grant
Employee Plans
Pulte Homes, Inc. 2004 Stock Incentive Plan	22,000,000	11,023,997
Pulte Homes, Inc. 2002 Stock Incentive Plan	12,000,000	64,830
Pulte Homes, Inc. 2000 Stock Incentive Plan for Key Employees	10,000,000	123,272

The plans provide for the grant of options (both non-qualified options and incentive stock options as defined in each respective plan), stock appreciation rights, restricted stock, and restricted stock units to key employees of the Company or its subsidiaries (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted to employees vest incrementally in periods ranging from six months to four years. Non-employee directors are entitled to an annual distribution of shares of common stock, restricted stock units, and stock options. All options granted to non-employee directors are non-qualified, vest immediately, and are exercisable on the date of grant. Options granted to non-employee directors are exercisable for ten years from the grant date. Restricted stock units are converted into shares of the Company’s common stock at distribution. Restricted stock units represent the right to receive an equal number of shares of the Company’s common stock at the time the award is paid and were fully vested upon issuance.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans (continued)

A summary of the Company’s stock option activity for the years ended December 31, 2009, 2008, and 2007 is presented below (000’s omitted except per share data):

	2009		2008		2007
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	20,059	$19	19,884	$20	18,237	$21
Granted (a)	8,235	$27	1,430	$11	2,884	$12
Exercised	(756)	$(6)	(528)	$(8)	(683)	$(10)
Forfeited	(1,345)	$(45)	(727)	$(23)	(554)	$(33)

Outstanding, end of year	26,193	$21	20,059	$19	19,884	$20

Options exercisable at year end	20,336	$23	14,857	$20	13,471	$17

Weighted-average per share fair value of options granted during the year	$2.19		$5.72		$4.32

(a)	Includes 5.3 million options issued in 2009 in conjunction with the Centex merger.

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
	Number Outstanding (000’s omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000’s omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	6,624	3.7	$10	5,470	$10
$11.01 to $18.00	7,627	6.5	$12	3,394	$12
$18.01 to $25.00	3,852	4.0	$22	3,852	$22
$25.01 to $35.00	4,600	5.2	$31	4,134	$31
$35.01 to $60.00	3,490	4.4	$45	3,486	$45

The fair value of each option grant is estimated on the date of grant using primarily the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2009	2008	2007

Expected life of options in years	3.1	5.6	5.5
Expected stock price volatility	60%	54%	40%
Expected dividend yield	0.0%	0.1%	1.5%
Risk-free interest rate	1.2%	1.8%	3.4%

The Company has estimated the expected life of its share options using employees’ historical exercise behavior and the contractual term of these instruments in determining the fair value of its share options. Volatility is estimated using a combination of implied volatility and historical volatility.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans (continued)

In connection with stock option awards, the Company recognized compensation expense of $22.1 million, $15.8 million, and $28.2 million for the years ended December 31, 2009, 2008, and 2007, respectively. Total compensation cost related to non-vested stock option awards not yet recognized was $13.9 million at December 31, 2009. These costs will be expensed over a weighted-average period of approximately three years. The aggregate intrinsic value of both stock options outstanding and exercisable at December 31, 2009 was $1.8 million. The aggregate intrinsic value of stock options that were exercised during 2009, 2008, and 2007 was $3.3 million, $2.4 million, and $8.8 million, respectively. The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

The Company’s stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. For awards granted prior to January 1, 2006, the Company recognizes the related compensation cost ratably over the nominal vesting period. For awards granted after the adoption of SFAS No. 123(R) (codified within ASC 718, “Compensation – Stock Compensation”), the Company records the related compensation cost over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award. For the years ended December 31, 2009, 2008, and 2007, the Company recorded $5.6 million, $3.9 million, and $4.5 million, respectively, of compensation expense related to stock option grants made to employees that have achieved this level of service, as well as those who will achieve this level of service during the vesting period.

A summary of the Company’s restricted stock activity for the three years ended December 31, 2009 is presented below (000’s omitted, except per share data):

	2009		2008		2007
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Non-vested at beginning of year	3,932	$23	4,335	$31	3,717	$35
Granted	2,182	$12	1,490	$13	1,616	$20
Vested	(1,957)	$25	(1,268)	$36	(689)	$27
Forfeited	(618)	$14	(625)	$28	(309)	$35

Non-vested at end of year	3,539	$16	3,932	$23	4,335	$31

The Company awarded 2,181,997, 1,490,511, and 1,615,612 shares of restricted stock to certain key employees during 2009, 2008, and 2007, respectively. During 2009, 2008, and 2007, the total fair value of shares vested during the year was $48.1 million, $46.2 million, and $18.9 million, respectively. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense of $24.2 million, $23.3 million, and $42.5 million during 2009, 2008, and 2007, respectively. Total compensation cost related to restricted stock awards not yet recognized was $20.2 million at December 31, 2009. These costs will be expensed over a weighted-average period of approximately two years.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans (continued)

A summary of the Company’s restricted stock unit activity for the year ended December 31, 2009 is presented below (000’s omitted, except per share data):

	2009
	Shares	Weighted- Average Grant-Date Fair Value
Outstanding, beginnning of year	-	$-
Granted	632	$12
Forfeited	(269)	$12
Distributed	(240)	$12

Outstanding, end of year	123	$12

Vested, end of year	123	$12

The restricted stock units granted during 2009 were done so in conjunction with the Centex merger. The fair value of each restricted stock unit was calculated using the closing stock price on the date of grant and was included within the calculation of consideration transferred. At December 31, 2009, there were 123,319 restricted stock units outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes

Components of current and deferred income tax expense (benefit) for continuing operations are as follows ($000’s omitted):

	2009	2008	2007
Current provision (benefit)
Federal	$(812,744)	$(346,699)	$(261,921)
State and other	(17,395)	31,307	(33,729)

	$(830,139)	$(315,392)	$(295,650)

Deferred provision (benefit)
Federal	$37,587	$95,668	$61,043
State and other	-	10,238	12,121

	$37,587	$105,906	$73,164

Income tax benefit	$(792,552)	$(209,486)	$(222,486)

The following table reconciles the statutory federal income tax rate to the effective income tax rate for continuing operations:

	2009	2008	2007
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	3.0	3.0
Deferred tax asset valuation allowance	18.4	(24.9)	(25.0)
Tax contingencies	(4.7)	(1.4)	0.2
Goodwill impairment	(9.7)	-	(4.2)
Other	(1.9)	0.7	(0.1)

Effective rate	40.1%	12.4%	8.9%

The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2009	2008
Deferred tax assets:
Non-deductible reserves and other	$531,237	$230,159
Inventory valuation reserves	1,504,815	836,145
Net operating loss carryforwards:
Federal	150,267	16,897
State	256,257	94,100
Alternative minimum tax credits	22,784	22,856
Energy credits and charitable contribution carryforward	39,053	17,715

	2,504,413	1,217,872

Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(83,880)	(127,228)
Trademarks and tradenames	(75,218)	(38,971)

	(159,098)	(166,199)

Valuation allowance	(2,345,315)	(1,051,673)

Net deferred tax asset	$-	$-

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes (continued)

The Company’s income tax benefit for the year ended December 31, 2009 was $792.6 million compared with a benefit of $209.5 million for the year ended December 31, 2008. These amounts represent effective tax rates of 40.1% and 12.4% for the tax years ended December 31, 2009 and 2008, respectively.

On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”) was enacted into law. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company expects to realize $867.3 million from the carryback of 2009 net operating losses pursuant to the Act. No state in which the Company operates has adopted the Act and as such no state benefits will be realized from the extended carryback provision.

The Company had income taxes receivable of $955.2 million and $373.6 million at December 31, 2009 and 2008, respectively. Income taxes receivable at December 31, 2009 included $867.3 million related to the carryback of 2009 federal net operating losses under the Act. The Company expects to receive these federal income tax refunds in the first half of 2010. The remaining income taxes receivable relate to state net operating loss carrybacks and other federal and state tax refunds.

At December 31, 2009, the Company had deferred tax assets totaling $150.3 million for federal and $256.3 million for state net operating loss carryforwards. The Company’s gross federal net operating loss carryforward is approximately $426.0 million. The Company also has significant gross state net operating losses in various tax jurisdictions. These net operating losses may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2010 and 2029.

Deferred tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with SFAS No. 109, “Accounting for Income Taxes” (codified in “ASC 740-10”), the Company evaluates its deferred tax assets, including net operating losses, to determine if a valuation allowance is required. ASC 740-10 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified. ASC 740-10 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. In the fourth quarter of 2007, the Company determined that it would be in a cumulative loss position in 2008. Accordingly, a $621.9 million valuation allowance was recorded. Given the continued downturn in the homebuilding industry during 2008 and 2009, resulting in additional inventory impairments and losses, the Company continues to be in a cumulative pre-tax loss position.

At December 31, 2009 and 2008, the Company had net deferred tax assets of $2.3 billion and $1.1 billion, respectively, which were offset by valuation allowances, due to the uncertainty of realizing such deferred tax assets. The increase in the net deferred tax assets and valuation allowance is principally due to the merger with Centex. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership change net operating losses and built-in losses or deductions will be limited by Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $68 million per year for net operating losses, losses realized on built-in loss assets that are sold within five years of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards and future recognized built-in losses or deductions not being available for use by the Company.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes (continued)

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”, codified within ASC 740-10), effective January 1, 2007. FIN 48 created a single model to address accounting for uncertainty in tax positions and clarifies accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The January 1, 2007 adoption of FIN 48 resulted in a $31.4 million increase in income tax liabilities and a corresponding charge to beginning retained earnings.

At December 31, 2009 the Company had $326.1 million of gross unrecognized tax benefits, of which $291 million would affect the effective tax rate if recognized. At December 31 2008, the Company had $126.3 million of gross unrecognized tax benefits, of which $96.3 million would affect the effective rate if recognized. Additionally, the Company had $80.6 million and $36.1 million of accrued interest and penalties at December 31, 2009 and 2008, respectively. In 2009 and 2008, the Company’s income tax expense included tax related interest and penalties. Such amounts totaled $3.4 million in 2009 and $10.2 million in 2008. The 2009 increase in unrecognized tax benefits and accrued interest and penalties is largely due to the merger with Centex.

The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by approximately $116 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998 to 2009.

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2009	2008
Unrecognized tax benefits, beginning of period	$126,299	$86,209

Assumed with Centex merger	121,667	-
Decreases related to tax positions taken during the current period	(10,029)	-
Increases related to tax positions taken during a prior period	37,303	57,647
Decreases related to tax positions taken during a prior period	(10,414)	(10,951)
Increases related to tax positions taken during the current period	82,973	6,678
Decreases related to settlements with taxing authorities	(1,389)	(4,078)
Reductions as a result of a lapse of the applicable statute of limitations	(20,322)	(9,206)

Unrecognized tax benefits, end of period	$326,088	$126,299

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at December 31, 2009
Residential mortgage loans available-for-sale	$-	$166,817	$-	$166,817
Whole loan commitments	-	910	-	910
Interest rate lock commitments	-	1,915	-	1,915
Forward contracts	-	2,475	-	2,475

	$-	$172,117	$-	$172,117

See Note 1 of the Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at December 31, 2009

Loans held for investment	$-	$5,384	$10,333	$15,717
Real estate owned	-	13,515	-	13,515
House and land inventory	-	-	66,226	66,226

	$-	$18,899	$76,559	$95,458

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. The Company values real estate acquired through foreclosure, or real estate owned, at fair value less cost to sell. Fair values are determined through appraisals and market analyses. For house and land inventory, see Note 5 of these Consolidated Financial Statements for a more detailed discussion of the valuation methods used.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At December 31, 2009, the fair value of the senior notes outstanding approximated $4.1 billion. The carrying values of the senior notes are presented in Note 8. Borrowings under Financial Services’ repurchase agreements are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14.	Other assets and accrued and other liabilities

The Company’s other assets are presented below ($000’s omitted):

	December 31,
	2009	2008
Deposits and pre-acquisition costs	$143,502	$225,292
Accounts and notes receivable	196,622	115,918
Prepaid expenses	124,790	102,737
Property and equipment, net	82,419	69,297
Other	157,707	81,854

	$705,040	$595,098

The Company’s accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2009	2008
Self insurance liabilities	$566,693	$347,631
Community development district obligations	224,294	15,256
Liabilities for land, not owned, under option agreements	174,132	171,101
Compensation-related	108,088	172,524
Loan origination liabilities	100,768	3,240
Warranty	96,110	58,178
Accrued interest	67,906	67,878
Lease exit liabilities	38,591	7,771
Other	466,963	235,616

	$1,843,545	$1,079,195

15.	Leases

The Company leases certain property and equipment under non-cancelable leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows ($000’s omitted):

Years Ending December 31,
2010	$54,162
2011	42,153
2012	34,383
2013	26,666
2014	22,326
After 2014	76,402

Total minimum lease payments	$256,092

Net rental expense for 2009, 2008, and 2007 was $48.7 million, $67.1 million, and $70.7 million, respectively. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes, and maintenance.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, the Company’s mortgage operations also provide limited indemnities for certain loans sold to investors. The Company establishes the liabilities for such anticipated losses based upon, among other things, historical loss rates, current trends in loan originations, and the geographic location of the underlying collateral. Effective with the Centex merger, we assumed loan origination liabilities totaling $52.6 million. Also during 2009, the Company has experienced a significant increase in actual and anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. Given the volatility in the mortgage industry, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities are as follows ($000’s omitted):

	2009	2008	2007
Liabilities, beginning of period	$3,240	$2,107	$395
Provision for losses	60,896	2,370	1,787
Settlements	(15,983)	(1,237)	(75)
Liabilities assumed with Centex merger	52,615	-	-

Liabilities, end of period	$100,768	$3,240	$2,107

Mortgage reinsurance liabilities

A subsidiary of Pulte Mortgage operates as a re-insurer for a portion of the mortgage insurance written on loans originated by Pulte Mortgage. Such reinsurance programs were discontinued effective January 1, 2009. At December 31, 2009 and 2008, reserves for potential claims under this program totaled $9.1 million and $11.7 million, respectively, and are reflected in accrued and other liabilities.

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At December 31, 2009 and 2008, the Company had recorded $224.3 million and $15.3 million, respectively, in accrued liabilities for outstanding CDD obligations. The increase in the liability as of December 31, 2009 resulted from CDD obligations for certain communities acquired with the Centex merger.

Surety bonds

In the normal course of business, the Company posts surety bonds pursuant to certain performance related obligations. At December 31, 2009 and 2008, the Company had outstanding letters of credit and performance bonds totaling $2.0 billion and $1.4 billion, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and contingencies (continued)

Surety bonds (continued)

In addition, the Company is subject to approximately $1.4 billion of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $200.0 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business has indemnified the Company against potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400.0 million and terminates in 2016, if not previously terminated by the Company.

Litigation

The Company is involved in various litigation incidental to its continuing business operations. While the outcome of such contingencies cannot be predicted with certainty, management does not believe that the resolution of such matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Self-insured risks

The Company has, and requires the majority of its subcontractors to have, general liability, property, errors and omissions, workers’ compensation, and other business insurance. These insurance policies protect the Company against a portion of its risk of loss from claims, subject to certain self-insured retentions, deductibles, and other coverage limits.

In certain instances in which the Company believes it is too difficult or expensive for its subcontractors to obtain general liability insurance, the Company may waive its traditional subcontractor general liability insurance requirements and purchase insurance policies from either third party carriers or one of the Company’s wholly-owned captive insurance subsidiaries, and name certain subcontractors as additional insureds. The policies issued by the captive insurance subsidiary represent self insurance of these risks by the Company. As compensation for assuming such additional risks, the Company either collects premiums or receives lower pricing from the subcontractors, depending on the program’s structure.

The Company reserves for costs to cover its self-insured and deductible amounts under these policies, some of which are maintained in its wholly-owned captive insurance subsidiaries, and for any costs of claims and related lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. These estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, which generally occur over several years and can occur in excess of ten years, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s reserves for such items totaled $566.7 million and $347.6 million at December 31, 2009 and 2008, respectively. The balance at December 31, 2009 includes $271.0 million acquired with the Centex merger. Expenses, including estimates for claims not yet reported, totaled $34.9 million, $103.5 million, and $141.2 million, in 2009, 2008, and 2007, respectively. The Company experienced a high level of insurance-related expenses in 2009, 2008, and 2007, primarily due to the adverse development of general liability product claims, the frequency and severity of which have increased significantly in recent years, including several very large claims. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The Company is self-insured for certain of its medical and dental claims and reserves for costs to cover its liability for such claims, based on analysis of historical claims, which include an estimate of claims incurred but not yet reported. The Company’s reserves for such items totaled $5.5 million and $3.8 million at December 31, 2009 and 2008, respectively.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information

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

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$-	$1,501,684	$356,550	$-	$1,858,234
Restricted cash	-	3,414	28,962	-	32,376
Unfunded settlements	-	5,085	(2,932)	-	2,153
House and land inventory	-	4,935,821	4,537	-	4,940,358
Land held for sale	-	58,645	-	-	58,645
Land, not owned, under option agreements	-	174,132	-	-	174,132
Residential mortgage loans available-for-sale	-	-	166,817	-	166,817
Investments in unconsolidated entities	1,511	64,578	7,726	-	73,815
Goodwill	-	895,918	-	-	895,918
Intangible assets, net	-	188,548	-	-	188,548
Other assets	36,007	599,795	69,238	-	705,040
Income taxes receivable	955,186	-	-	-	955,186
Deferred income tax assets	(30,149)	31	30,118	-	-
Investments in subsidiaries and intercompany accounts, net	6,993,438	3,770,005	4,352,881	(15,116,324)	-

	$7,955,993	$12,197,656	$5,013,897	$(15,116,324)	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$119,100	$1,570,406	$506,429	$-	$2,195,935
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	-	-	18,394	-	18,394
Income tax liabilities	360,921	-	-	-	360,921
Senior notes	4,281,532	-	-	-	4,281,532

Total liabilities	4,761,553	1,570,406	524,823	-	6,856,782
Total shareholders’ equity	3,194,440	10,627,250	4,489,074	(15,116,324)	3,194,440

	$7,955,993	$12,197,656	$5,013,897	$(15,116,324)	$10,051,222

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2008

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$-	$1,288,200	$367,064	$-	$1,655,264
Unfunded settlements	-	11,191	797		11,988
House and land inventory	-	4,196,488	4,801	-	4,201,289
Land held for sale	-	164,954	-	-	164,954
Land, not owned, under option agreements	-	171,101	-	-	171,101
Residential mortgage loans available-for-sale	-	-	297,755	-	297,755
Investments in unconsolidated entities	1,348	127,541	5,997	-	134,886
Intangible assets, net	-	102,554	-	-	102,554
Other assets	38,273	508,815	48,010	-	595,098
Income taxes receivable	373,569	-	-	-	373,569
Deferred income tax assets	(26,977)	37	26,940	-	-
Investments in subsidiaries and intercompany accounts, net	5,874,166	1,818,530	4,711,055	(12,403,751)	-

	$6,260,379	$8,389,411	$5,462,419	$(12,403,751)	$7,708,458

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$127,761	$821,342	$389,177	$-	$1,338,280
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	-	-	237,560	-	237,560
Income tax liabilities	130,615	-	-	-	130,615
Senior notes	3,166,305	-	-	-	3,166,305

Total liabilities	3,424,681	821,342	626,737	-	4,872,760
Total shareholders’ equity	2,835,698	7,568,069	4,835,682	(12,403,751)	2,835,698

	$6,260,379	$8,389,411	$5,462,419	$(12,403,751)	$7,708,458

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$-	$3,869,297	$-	$-	$3,869,297
Land sale revenues	-	97,292	-	-	97,292

	-	3,966,589	-	-	3,966,589
Financial Services	-	9,859	107,941	-	117,800

	-	3,976,448	107,941	-	4,084,389

Homebuilding Cost of Revenues:
Home cost of revenues	-	4,274,474	-	-	4,274,474
Land cost of revenues	-	211,170	-	-	211,170

	-	4,485,644	-	-	4,485,644
Financial Services expenses	716	6,794	165,344	-	172,854
Selling, general and administrative expenses	77,227	542,622	52,585	-	672,434
Other expense, net	31,353	650,728	3,748	-	685,829
Interest income	(2)	(7,782)	(1,383)	-	(9,167)
Interest expense	1,810	537	(85)	-	2,262
Intercompany interest	237,492	(237,492)	-	-	-
Equity loss from unconsolidated entities	-	46,065	3,587	-	49,652

Loss before income taxes and equity in income of subsidiaries	(348,596)	(1,510,668)	(115,855)	-	(1,975,119)
Income tax benefit	(139,828)	(625,250)	(27,474)	-	(792,552)

Loss before equity in income of subsidiaries	(208,768)	(885,418)	(88,381)	-	(1,182,567)
Equity in income (loss) of subsidiaries	(973,799)	(80,196)	(191,763)	1,245,758	-

Net income (loss)	$(1,182,567)	$(965,614)	$(280,144)	$1,245,758	$(1,182,567)

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Revenues:
Homebuilding
Home sale revenues	$-	$5,980,289	$-	$-	$5,980,289
Land sale revenues	-	131,749	-	-	131,749

	-	6,112,038	-	-	6,112,038
Financial Services	-	15,607	135,409	-	151,016

	-	6,127,645	135,409	-	6,263,054

Homebuilding Cost of Revenues:
Home cost of revenues	-	6,585,177	-	-	6,585,177
Land cost of revenues	-	393,998	-	-	393,998

	-	6,979,175	-	-	6,979,175
Financial Services expenses	676	7,101	115,305	-	123,082
Selling, general and administrative expenses	72,754	678,156	63,598	-	814,508
Other expense, net	1,594	36,370	1,607	-	39,571
Interest income	(100)	(17,012)	(9,292)	-	(26,404)
Interest expense	2,901	57	(50)	-	2,908
Intercompany interest	219,508	(219,508)	-	-	-
Equity loss from unconsolidated entities	-	10,747	2,066	-	12,813

Loss before income taxes and equity in income of subsidiaries	(297,333)	(1,347,441)	(37,825)	-	(1,682,599)
Income tax benefit	(35,631)	(161,753)	(12,102)	-	(209,486)

Loss before equity in income of subsidiaries	(261,702)	(1,185,688)	(25,723)	-	(1,473,113)
Equity in income (loss) of subsidiaries	(1,211,411)	11,758	(982,519)	2,182,172	-

Net income (loss)	$(1,473,113)	$(1,173,930)	$(1,008,242)	$2,182,172	$(1,473,113)

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2007

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Revenues:
Homebuilding
Home sale revenues	$-	$8,881,509	$-	$-	$8,881,509
Land sale revenues	-	240,221	-	-	240,221

	-	9,121,730	-	-	9,121,730
Financial Services	-	20,802	113,967	-	134,769

	-	9,142,532	113,967	-	9,256,499

Homebuilding Cost of Revenues:
Home cost of revenues	-	9,329,354	-	-	9,329,354
Land cost of revenues	-	418,177	-	-	418,177

	-	9,747,531	-	-	9,747,531
Financial Services expenses	634	8,543	82,973	-	92,150
Selling, general and administrative expenses	98,820	925,607	70,056	-	1,094,483
Other expense, net	942	624,674	6,331	-	631,947
Interest income	(12)	(3,178)	(3,405)	-	(6,595)
Interest expense	21,663	247	(18,046)	-	3,864
Intercompany interest	164,933	(164,933)	-	-	-
Equity loss from unconsolidated entities	-	187,805	2,217	-	190,022

Loss from continuing operations before income taxes and equity in income of subsidiaries	(286,980)	(2,183,764)	(26,159)	-	(2,496,903)
Income tax benefit	(20,294)	(194,240)	(7,952)	-	(222,486)

Loss from continuing operations before equity in income of subsidiaries	(266,686)	(1,989,524)	(18,207)	-	(2,274,417)

Income from discontinued operations	18,662	-	-	-	18,662
Loss before equity income (loss) of subsidiaries	(248,024)	(1,989,524)	(18,207)	-	(2,255,755)
Equity in income (loss) of subsidiaries:
Continuing operations	(2,007,731)	19,013	(1,567,843)	3,556,561	-

Net income (loss)	$(2,255,755)	$(1,970,511)	$(1,586,050)	$3,556,561	$(2,255,755)

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by operating activities	$44,747	$515,775	$178,331	$-	$738,853

Distributions from unconsolidated entities	-	8,612	-	-	8,612
Investments in unconsolidated entities	-	(35,144)	-	-	(35,144)
Dividends received from subsidiaries	8,359	33,000	-	(41,359)	-
Investment in subsidiaries	(30,540)	(10,904)	(17,297)	58,741	-
Cash acquired with Centex merger, net of cash used	(50)	1,723,120	25,672	-	1,748,742
Net change in loans held for investment	-	-	8,802	-	8,802
Proceeds from the sale of fixed assets		1,960	91	-	2,051
Capital expenditures	-	(30,432)	(8,820)	-	(39,252)

Net cash provided by (used in) investing activities	(22,231)	1,690,212	8,448	17,382	1,693,811

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(219,166)	-	(219,166)
Repayment of other borrowings	(2,000,732)	(4,473)	-		(2,005,205)
Capital contributions from parent	-	30,540	28,201	(58,741)	-
Advances (to) from affiliates	1,983,876	(2,015,211)	31,335	-	-
Dividends paid	-	(3,359)	(38,000)	41,359	-
Issuance of common stock	4,782	-	-	-	4,782
Stock repurchases	(7,384)	-	-	-	(7,384)
Debt issuance costs	(3,058)	-	-	-	(3,058)

Net cash used in financing activities	(22,516)	(1,992,503)	(197,630)	(17,382)	(2,230,031)

Effect of exchange rate changes on cash and equivalents	-	-	337	-	337

Net increase (decrease) in cash and equivalents	-	213,484	(10,514)	-	202,970
Cash and equivalents at beginning of year	-	1,288,200	367,064	-	1,655,264

Cash and equivalents at end of year	$-	$1,501,684	$356,550	$-	$1,858,234

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated Pulte Homes, Inc.
Net cash provided by (used in) operating activities	$(125,416)	$1,121,263	$224,545	$-	$1,220,392

Distributions from unconsolidated entities	-	6,777	-	-	6,777
Investments in unconsolidated entities	-	(54,619)	-	-	(54,619)
Dividends received from subsidiaries	-	23,000	11,400	(34,400)	-
Investment in subsidiaries	(215,280)	(3,234)	(71,987)	290,501	-
Net change in loans held for investment	-	-	5,462	-	5,462
Proceeds from the sale of fixed assets	-	5,304	10	-	5,314
Capital expenditures	-	(16,404)	(2,474)	-	(18,878)

Net cash provided by (used in) investing activities	(215,280)	(39,176)	(57,589)	256,101	(55,944)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(203,051)	-	(203,051)
Repayment of other borrowings	(313,384)	(3,696)	-	-	(317,080)
Capital contributions from parent	-	194,425	96,076	(290,501)	-
Advances (to) from affiliates	701,603	(688,627)	(12,976)	-	-
Dividends paid	(41,119)	(11,400)	(23,000)	34,400	(41,119)
Issuance of common stock	4,543	-	-	-	4,543
Stock repurchases	(5,260)	-	-	-	(5,260)
Debt issuance costs	(5,687)	-	-	-	(5,687)

Net cash provided by (used in) financing activities	340,696	(509,298)	(142,951)	(256,101)	(567,654)

Effect of exchange rate changes on cash and equivalents	-	-	(1,841)	-	(1,841)

Net increase in cash and equivalents	-	572,789	22,164	-	594,953
Cash and equivalents at beginning of year	-	715,411	344,900	-	1,060,311

Cash and equivalents at end of year	$-	$1,288,200	$367,064	$-	$1,655,264

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2007

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated Pulte Homes, Inc.
	Pulte Homes, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Net cash provided by (used in) operating activities	$(747,713)	$1,501,969	$463,999	$-	$1,218,255

Distributions from unconsolidated entities	-	57,154	3,047	-	60,201
Investments in unconsolidated entities	-	(217,541)	-	-	(217,541)
Dividends received from subsidiaries	51	24,000	-	(24,051)	-
Investment in subsidiaries	(219,304)	(4,510)	(127,093)	350,907	-
Net change in loans held for investment	-	-	(13,728)	-	(13,728)
Proceeds from the sale of fixed assets	-	19,758	9	-	19,767
Capital expenditures	-	(66,551)	(3,565)	-	(70,116)

Net cash provided by (used in) investing activities	(219,253)	(187,690)	(141,330)	326,856	(221,417)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(374,096)	-	(374,096)
Repayment of other borrowings	(61,189)	(13,498)	-	-	(74,687)
Excess tax benefits from share-based awards	523	-	-	-	523
Capital contributions from parent	-	153,294	197,613	(350,907)	-
Advances (to) from affiliates	1,067,012	(1,056,922)	(10,090)	-	-
Dividends paid	(40,997)	(51)	(24,000)	24,051	(40,997)
Issuance of common stock	7,862	-	-	-	7,862
Stock repurchases	(6,245)	-	-	-	(6,245)

Net cash provided by (used in) financing activities	966,966	(917,177)	(210,573)	(326,856)	(487,640)

Effect of exchange rate changes on cash and equivalents	-	-	(179)	-	(179)

Net increase in cash and equivalents	-	397,102	111,917	-	509,019
Cash and equivalents at beginning of year	-	318,309	232,983	-	551,292

Cash and equivalents at end of year	$-	$715,411	$344,900	$-	$1,060,311

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

of Pulte Homes, Inc.

We have audited the accompanying consolidated balance sheets of Pulte Homes, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pulte Homes, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 19, 2010

PULTE HOMES, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2009
Homebuilding:
Revenues	$565,343	$657,882	$1,056,791	$1,686,573	$3,966,589
Cost of revenues (a)	898,842	736,255	1,092,748	1,757,799	4,485,644
Loss before income taxes (b)	(507,433)	(187,483)	(291,605)	(866,776)	(1,853,297)

Financial Services:
Revenues	$18,549	$20,698	$34,303	$44,250	$117,800
Loss before income taxes	(748)	(9,370)	(8,612)	(36,308)	(55,038)

Other non-operating:
Income (loss) before income taxes	$(4,065)	$9,924	$(58,502)	$(14,141)	$(66,784)

Consolidated results:
Revenues	$583,892	$678,580	$1,091,094	$1,730,823	$4,084,389
Loss before income taxes	(512,246)	(186,929)	(358,719)	(917,225)	(1,975,119)
Income taxes (benefit)	2,572	2,536	2,668	(800,328)	(792,552)
Net loss	$(514,818)	$(189,465)	$(361,387)	$(116,897)	$(1,182,567)

Per share data:
Basic:
Net loss	$(2.02)	$(0.74)	$(1.15)	$(0.31)	$(3.94)
Weighted-average common shares outstanding	254,578	254,764	312,996	376,894	300,179
Assuming dilution:
Net loss	$(2.02)	$(0.74)	$(1.15)	$(0.31)	$(3.94)
Adjusted weighted-average common shares and effect of dilutive securities	254,578	254,764	312,996	376,894	300,179

(a)	Cost of revenues includes land and community valuation adjustments of $358.6 million, $109.2 million, $132.6 million, and $150.8 million and net realizable value adjustments of $0.6 million, $7.3 million, $8.3 million, and $97.6 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)

Loss before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.6 million, $0.3 million, $17.2 million, and $36.1 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $50.4 million, $2.4 million, $5.8 million, and ($4.5) million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Additionally, a goodwill impairment of $563.0 million was recorded during the 4th Quarter.

PULTE HOMES, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2008
Homebuilding:
Revenues	$1,398,109	$1,580,468	$1,521,789	$1,611,672	$6,112,038
Cost of revenues (a)	1,910,002	1,605,390	1,626,974	1,836,809	6,979,175
Loss before income taxes (b)	(705,130)	(221,321)	(301,966)	(466,294)	(1,694,711)

Financial Services:
Revenues	$43,488	$38,945	$36,438	$32,145	$151,016
Income (loss) before income taxes	15,044	10,802	10,092	(7,893)	28,045
Other non-operating:
Loss before income taxes	$(2,970)	$(4,708)	$(2,717)	$(5,538)	$(15,933)
Consolidated results:
Revenues	$1,441,597	$1,619,413	$1,558,227	$1,643,817	$6,263,054
Loss before income taxes	(693,056)	(215,227)	(294,591)	(479,725)	(1,682,599)
Income taxes (benefit)	3,088	(56,810)	(14,204)	(141,560)	(209,486)
Net loss	$(696,144)	$(158,417)	$(280,387)	$(338,165)	$(1,473,113)

Per share data:
Basic:
Net loss	$(2.75)	$(0.63)	$(1.11)	$(1.33)	$(5.81)
Weighted-average common shares outstanding	253,166	253,454	253,582	253,841	253,512
Assuming dilution:
Net loss	$(2.75)	$(0.63)	$(1.11)	$(1.33)	$(5.81)
Adjusted weighted-average common shares and effect of dilutive securities	253,166	253,454	253,582	253,841	253,512

(a)	Cost of revenues includes land and community valuation adjustments of $598.8 million, $153.5 million, $249.9 million, and $204.6 million and net realizable value adjustments of $64.5 million, $44.7 million, $15.9 million, and $146.0 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)	Loss before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.3 million, $20.1 million, ($0.9 million), and $13.8 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $1.7 million, $1.4 million, and $15.4 million for the 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Additionally, a goodwill impairment of $5.0 million was recorded in the 4th Quarter

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2009.

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

Management is also responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management recognizes that there are inherent limitations in the effectiveness of any internal control and effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Additionally, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2009. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. On August 18, 2009, the Company completed the acquisition of Centex Corporation (“Centex”). As permitted by the Securities and Exchange Commission, management excluded the Centex operations from its assessment of internal control over financial reporting as of December 31, 2009. Centex operations constituted approximately $2.1 billion of consolidated total assets (excluding goodwill and other intangible assets) as of December 31, 2009, and $1.1 billion of consolidated total revenues for the year then ended. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Internal Control Over Financial Reporting (continued)

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Pulte Homes, Inc.

We have audited Pulte Homes, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pulte Homes, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Centex Corporation, which is included in the 2009 consolidated financial statements of Pulte Homes, Inc. and constituted $2.1 billion of total assets (excluding goodwill and other intangible assets) as of December 31, 2009 and $1.1 billion of revenues for the year then ended. Our audit of internal control over financial reporting of Pulte Homes, Inc. also did not include an evaluation of the internal control over financial reporting of Centex Corporation.

In our opinion, Pulte Homes, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pulte Homes, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 19, 2010

Internal Control Over Financial Reporting (continued)

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

This Item is not applicable.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2010 Annual Meeting of Shareholders (“2010 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors—Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2010 Proxy Statement under the caption “Beneficial Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2010 Proxy Statement under the caption “Corporate Governance—Governance Guidelines; Business Practices Policy; Code of Ethics” and is incorporated herein by this reference.

Our code of ethics for principal officers, our business practices policy, our corporate governance guidelines and the charters of the Audit, Compensation and Management Development, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item will be contained in the 2010 Proxy Statement under the captions “2009 Executive Compensation” and “2009 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2010 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2010 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors—Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2010 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedule

All schedules are omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements or notes thereto.

(3)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number and Description

(2)	(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among Pulte Homes, Inc., Pi Nevada Building Company, and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

(3)	(a)	Restated Articles of Incorporation, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	By-laws, as amended, of Pulte Homes, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on April 8, 2009)

	(c)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated August 6, 2009 (Incorporated by reference to Exhibit 3(b) of our Registration Statement on Form 8-A, filed with the SEC on August 18, 2009)

(4)	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of Pulte Homes, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

	(b)	Section 382 Rights Agreement, dated as of March 5, 2009, between Pulte Homes, Inc. and Computershare Trust Company, N.A., as rights agent (which includes the Form of Rights Certificate as Exhibit B) (Incorporated by reference to Exhibit 4 of our Registration Statement on Form 8-A, filed with the SEC on March 6, 2009)

	(c)	First Amendment to Section 382 Rights Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on April 10, 2009)

	(d)	Second Amendment to Section 382 Rights Agreement, dated as of September 24, 2009 between Pulte Home, Inc. and Computershare Trust Company, N.A., as rights agent (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on September 24, 2009)

(10)	(a)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(b)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(c)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(d)	Pulte Homes, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(e)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of Pulte Homes, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(f)	Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on July 3, 2007)

	(g)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 21, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on November 27, 2007)

	(h)	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2008, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on February 20, 2008)

	(i)	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of November 21, 2008, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on November 21, 2008)

	(j)	Schedule 1.1 (b) to Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(d) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

	(k)	Facility Agreement dated as of June 23, 2009 among Pulte Homes, Inc., Various Financial Institutions, and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 26, 2009)

	(l)	Waiver to Third Amended and Restated Credit Agreement dated November 3, 2009 among Pulte Homes, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(h) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(m)	Fourth Amendment and Wavier to Third Amended and Restated Credit Agreement, dated December 11, 2009 (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on December 14, 2009)

(n)	Long-Term Incentive Plan (Incorporated by reference to our Proxy Statement dated March 31, 2000)

(o)	Pulte Corporation 2000 Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(10)	(p)	Pulte Corporation 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(q)	Form of Restricted Stock Award agreement under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(r)	Form of Restricted Stock Award agreement (as amended) under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Incorporated by Reference to Exhibit 10(o) of our Annual Report on Form 10-K for the year ended December 31, 2008)

	(s)	Pulte Homes, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(t)	Pulte Homes, Inc. Senior Management Annual Incentive Plan (Incorporated by reference to our Proxy Statement dated March 27, 2003)

	(u)	Pulte Homes, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008).

	(v)	Pulte Homes, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(w)	Form of Pulte Homes, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(x)	Form of Pulte Homes, Inc. 2008-2010 Grant Acceptance Agreement – Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(y)	Form of Pulte Homes, Inc 2008-2010 Grant Acceptance Agreement – Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(z)	Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(aa)	Pulte Homes, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

	(ab)	Form of Restricted Stock Award agreement under Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(p) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(ac)	Form of Restricted Stock Award agreement (as amended) under Pulte Homes, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(ad)	Form of Stock Option Agreement under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(ae)	Form of Stock Option Agreement (as amended) under Pulte Homes, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(af)	Centex Corporation Amended and Restated 1987 Stock Option Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.4 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

	(ag)	Amended and Restated Centex Corporation 2001 Stock Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.2 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(10)	(ah)	Form of stock option agreement for the Amended and Restated Centex Corporation 2001 Stock Plan (Incorporated by reference to Exhibit 10.5 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

	(ai)	Centex Corporation 2003 Equity Incentive Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.1 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

	(aj)	Form of stock option agreement for the Centex Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

	(ak)	Pulte Homes, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(al)	Pulte Homes, Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated effective as of December 8, 2009) (Filed herewith)

	(am)	Fifth Amended and Restated Security and Collateral Agreement by and among Pulte Mortgage LLC, JP Morgan Chase Bank, N.A., as administrative agent, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(an)	Sixth Amended and Restated Revolving Credit Agreement by and among Pulte Mortgage LLC, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Securities, Inc., as lead arranger and sole bookrunner, and LaSalle Bank National Association, as collateral agent, dated as of May 16, 2006 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	(ao)	Master Repurchase Agreement dated as of May 15, 2009 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on May 20, 2009)

	(ap)	First Amendment to Master Repurchase Agreement dated September 28, 2009 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on October 2, 2009)

	(aq)	Master Repurchase Agreement dated as of July 31, 2009 between Bank of America, N.A., as Buyer, and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 6, 2009)

	(ar)	Master Repurchase Agreement dated September 30, 2009 between JPMorgan Chase Bank, N.A. as Buyer and Pulte Mortgage LLC, as Seller (Incorporated by reference to exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on October 2, 2009)

	(as)	Consulting Agreement, dated as of April 7, 2009, between Pulte Homes, Inc. and Timothy R. Eller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on April 10, 2009)

	(at)	Assignment and Assumption Agreement dated as of August 18, 2009 between Pulte Homes, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2009 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTE HOMES, INC.

(Registrant)

February 19, 2010	By:	/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Dugas, Jr. Richard J. Dugas, Jr.	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/s/ Roger A. Cregg Roger A. Cregg	Executive Vice Prescient and Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/s/ Michael J. Schweninger	Vice President and Controller (Principal Accounting Officer)	February 19, 2010
Michael J. Schweninger

/s/ William J. Pulte	Member of Board of Directors	February 19, 2010
William J. Pulte

/s/ Brian P. Anderson	Member of Board of Directors	February 19, 2010
Brian P. Anderson

/s/ Timothy R. Eller	Member of Board of Directors	February 19, 2010
Timothy R. Eller

/s/ Cheryl W. Grisé	Member of Board of Directors	February 19, 2010
Cheryl W. Grisé

/s/ Debra J. Kelly-Ennis	Member of Board of Directors	February 19, 2010
Debra J. Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	February 19, 2010
David N. McCammon

/s/ Clint W. Murchison III	Member of Board of Directors	February 19, 2010
Clint W. Murchison III

/s/ Patrick J. O’Leary	Member of Board of Directors	February 19, 2010
Patrick J. O’Leary

/s/ James J. Postl	Member of Board of Directors	February 19, 2010
James J. Postl

/s/ Bernard W. Reznicek	Member of Board of Directors	February 19, 2010
Bernard W. Reznicek

/s/ Thomas M. Schoewe	Member of Board of Directors	February 19, 2010
Thomas M. Schoewe