Form 10-Q
period 2010-03-31
PULTEGROUP INC/MI/
filed 2010-05-06
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTEGROUP, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bloomfield Hills Parkway, Suite 300

Bloomfield Hills, Michigan 48304

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (248) 647-2750

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding as of April 30, 2010: 382,590,881

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$2,581,652	$1,858,234
Restricted cash	30,677	32,376
Unfunded settlements	14,952	2,153
House and land inventory	5,022,642	4,940,358
Land held for sale	60,979	58,645
Land, not owned, under option agreements	72,708	174,132
Residential mortgage loans available-for-sale	169,723	166,817
Investments in unconsolidated entities	70,875	73,815
Goodwill	895,918	895,918
Intangible assets, net	185,273	188,548
Other assets	612,410	705,040
Income taxes receivable	191,175	955,186

	$9,908,984	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $70,881 and $104,418 in 2010 and 2009, respectively	$262,724	$278,333
Customer deposits	81,340	74,057
Accrued and other liabilities	1,645,452	1,843,545
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	58,644	18,394
Income tax liabilities	381,120	360,921
Senior notes	4,283,149	4,281,532

Total liabilities	6,712,429	6,856,782
Shareholders’ equity	3,196,555	3,194,440

	$9,908,984	$10,051,222

Note: The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Homebuilding
Home sale revenues	$976,806	$564,733
Land sale revenues	12,986	610

	989,792	565,343
Financial Services	30,566	18,549

Total revenues	1,020,358	583,892

Homebuilding Cost of Revenues:
Home cost of revenues	850,095	897,938
Land cost of revenues	8,998	904

	859,093	898,842
Financial Services expenses	25,111	19,303
Selling, general and administrative expenses	161,306	126,559
Other expense (income), net	(8,441)	3,963
Interest income	(2,779)	(3,528)
Interest expense	482	478
Equity in loss from unconsolidated entities	94	50,521

Loss before income taxes	(14,508)	(512,246)
Income tax expense (benefit)	(2,020)	2,572

Net loss	$(12,488)	$(514,818)

Per share data:
Net loss:
Basic	$(0.03)	$(2.02)

Diluted	$(0.03)	$(2.02)

Cash dividends declared	$—	$—

Number of shares used in calculation:
Basic	377,747	254,578

Diluted	377,747	254,578

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	$	Capital	Income (Loss)	Earnings	Total Equity
Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	835	8	8,081	—	—	8,089
Stock awards, net of cancellations	1,177	12	(12)	—	—	—
Stock repurchases	(155)	(2)	(1,194)	—	(501)	(1,697)
Stock-based compensation	—	—	8,109	—	—	8,109
Comprehensive income (loss):
Net loss	—	—	—	—	(12,488)	(12,488)
Change in fair value of derivatives, net of tax	—	—	—	84	—	84
Foreign currency translation adjustments	—	—	—	18	—	18

Total comprehensive loss	—	—	—	—	—	(12,386)

Shareholders’ Equity, March 31, 2010	382,547	$3,825	$2,950,721	$(2,147)	$244,156	$3,196,555

Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	67	1	463	—	—	464
Stock awards, net of cancellations	480	5	(5)	—	—	—
Stock repurchases	(153)	(2)	(825)	—	(720)	(1,547)
Stock-based compensation	—	—	8,485	—	—	8,485
Comprehensive income (loss):
Net loss	—	—	—	—	(514,818)	(514,818)
Change in fair value of derivatives, net of tax	—	—	—	99	—	99
Foreign currency translation adjustments	—	—	—	(594)	—	(594)

Total comprehensive loss	—	—	—	—	—	(515,313)

Shareholders’ Equity, March 31, 2009	258,563	$2,586	$1,402,908	$(4,594)	$926,887	$2,327,787

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(12,488)	$(514,818)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	5,644	359,813
Amortization and depreciation	12,886	12,978
Stock-based compensation expense	8,109	8,485
Equity in loss from unconsolidated entities	94	50,521
Distributions of earnings from unconsolidated entities	—	11
Other, net	1,933	1,649
Increase (decrease) in cash due to:
Restricted cash	1,699	—
Inventories	(100,455)	53,891
Residential mortgage loans available-for-sale	8,135	169,418
Income taxes receivable	764,011	363,909
Other assets	66,864	4,392
Accounts payable, accrued and other liabilities	(99,073)	(220,733)
Income tax liabilities	20,199	1,238

Net cash provided by operating activities	677,558	290,754

Cash flows from investing activities:
Distributions from unconsolidated entities	2,842	—
Investments in unconsolidated entities	(1,217)	(7,492)
Net change in loans held for investment	563	(832)
Proceeds from the sale of fixed assets	476	546
Capital expenditures	(3,325)	(19,724)

Net cash used in investing activities	(661)	(27,502)

Cash flows from financing activities:
Net repayments (borrowings) under Financial Services credit arrangements	40,250	(170,592)
Repayment of other borrowings	(130)	(470)
Issuance of common stock	8,089	464
Stock repurchases	(1,697)	(1,547)

Net cash provided by (used in) financing activities	46,512	(172,145)

Effect of exchange rate changes on cash and equivalents	9	(575)

Net increase in cash and equivalents	723,418	90,532
Cash and equivalents at beginning of period	1,858,234	1,655,264

Cash and equivalents at end of period	$2,581,652	$1,745,796

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$(10,987)	$19,196

Income taxes refunded, net	$(786,230)	$(362,568)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and significant accounting policies

Basis of presentation

On March 18, 2010, Pulte Homes, Inc. changed its name to PulteGroup, Inc. (“PulteGroup”). The consolidated financial statements include the accounts of PulteGroup and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. The direct subsidiaries of PulteGroup, Inc. include Pulte Diversified Companies, Inc., Del Webb Corporation (“Del Webb”), Centex Corporation (“Centex”), and other subsidiaries that are engaged in the homebuilding business. The Company also has mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

On August 18, 2009, the Company completed the acquisition of Centex through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation, including a revised presentation of the Consolidated Statements of Operations.

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following (000’s omitted):

	Three Months Ended March 31,
	2010	2009
Write-off of deposits and pre-acquisition costs	$543	$633
Lease exit and related costs	1,355	2,160
Amortization of intangible assets	3,275	2,038
Miscellaneous expense (income), net	(13,614)	(868)

	$(8,441)	$3,963

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2010 and 2009, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Under Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities under the ASC, there were no earnings attributable to restricted shareholders during the three months ended March 31, 2010 or 2009.

Land, not owned, under option agreements

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under ASC 810, “Consolidation” (“ASC 810”), if the entity holding the land under option is a variable interest entity (“VIE”), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then the Company is required to consolidate the VIE, though creditors of the VIE have no recourse against the Company.

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. The Company’s maximum exposure to loss related to these VIEs is limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate, the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. At December 31, 2009, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under six of these agreements with scheduled expiration dates through 2010 and consolidated $47.1 million as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. Upon the adoption of ASU 2009-17, “Amendments to FASB Interpretation No. 46(R),” which became effective January 1, 2010, the Company determined that it did not have power to direct the most significant activities of these VIEs and, therefore, de-consolidated them. The Company did not provide financial or other support to any VIEs other than as stipulated in the land option agreements.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $72.7 million and $127.1 million at March 31, 2010 and December 31, 2009, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of March 31, 2010 and December 31, 2009 ($000’s omitted):

	March 31, 2010				December 31, 2009
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$34,173	$45,617	$33,501	(a)	$22,298	$73,914	$63,953	(a)
Unconsolidated VIEs	20,300	188,902	—		24,320	283,044	—
Other land option agreements	34,181	338,088	39,207	(b)	96,884	309,585	110,179	(b)

	$88,654	$572,607	$72,708		$143,502	$666,543	$174,132

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.
(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $521.8 million at March 31, 2010 and $599.8 million at December 31, 2009.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-to two-year comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Warranty liability, beginning of period	$96,110	$58,178
Warranty reserves provided	10,139	5,467
Payments	(18,110)	(9,863)
Other adjustments	628	(3,652)

Warranty liability, end of period	$88,767	$50,130

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At March 31, 2010 and December 31, 2009, residential mortgage loans available-for-sale had an aggregate fair value of $169.7 million and $166.8 million, respectively, and an aggregate outstanding principal balance of $188.2 million and $166.4 million, respectively. The net gain resulting from changes in fair value of these loans totaled $0.5 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $14.8 million and $10.0 million during the three months ended March 31, 2010 and 2009, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.9 million and $1.8 million at March 31, 2010 and December 31, 2009, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $6.7 million and $2.9 million during the three months ended March 31, 2010 and 2009, respectively.

PULTEGROUP, INC.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At March 31, 2010 and December 31, 2009, the Company had interest rate lock commitments in the amount of $173.1 million and $126.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor. At March 31, 2010, the Company had unexpired cash forward contracts and whole loan investor commitments of $264.1 million and $48.2 million, respectively, compared with cash forward contracts and whole loan investor commitments of $257.9 million and $23.8 million, respectively, at December 31, 2009.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At March 31, 2010, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	March 31, 2010		December 31, 2009
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$3,698	$138	$2,213	$298
Forward contracts	725	271	2,703	228
Whole loan commitments	1,594	5	920	10

	$6,017	$414	$5,836	$536

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The Company adopted ASC 860 for the period ended March 31, 2010, which did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASU 2009-17”). ASU 2009-17 amended the consolidation guidance for VIEs, requires ongoing reassessment to determine whether a VIE must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted ASU 2009-17 for the period ending March 31, 2010. As a result of the adoption, the Company de-consolidated six VIEs that were consolidated at December 31, 2009.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 for the period ending March 31, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASC 820 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s financial statements once fully implemented.

In March 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” This update removes the requirements for an SEC filer to disclose a date through which subsequent events are evaluated in both issued and revised financial statements, alleviating potential conflicts with the SEC’s requirements. ASU 2010-09 was effective for the Company upon issuance. The adoption did not have a material impact on the Company’s financial statements.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger

On August 18, 2009, the Company completed the acquisition of Centex through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex (the “Merger Agreement”). As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger.

Pursuant to the terms and conditions of the Merger Agreement, PulteGroup acquired all of the outstanding shares of Centex common stock at the fixed exchange ratio of 0.975 shares of PulteGroup common stock for each share of Centex common stock. In addition, the majority of the restricted shares of Centex common stock and restricted stock units with respect to Centex common stock granted under Centex’s employee and director stock plans vested and were converted per the exchange ratio into PulteGroup common stock or units with respect to PulteGroup common stock. Each outstanding vested and unvested Centex stock option granted under Centex’s employee and director stock plans was converted into a vested option to purchase shares of PulteGroup common stock, with adjustments to reflect the exchange ratio.

The Merger Agreement required that, with respect to Centex stock options that were granted with an exercise price less than $40.00 per share, the terms of the converted, vested options to purchase shares of PulteGroup common stock provided that, if the holder of the option experiences a severance-qualifying termination of employment during the two-year period following the completion of the merger, the stock option remained exercisable until the later of (1) the third anniversary of the date of the termination of employment and (2) the date on which the option would cease to be exercisable in accordance with its terms (or, in either case, if earlier, the expiration of the scheduled term of the option). This provision will result in an immaterial amount of incremental expense in the post-merger period.

The Centex merger was accounted for in accordance with ASC 805, “Business Combinations”. For accounting purposes, PulteGroup was treated as the acquirer, and the consideration transferred was computed based on PulteGroup’s common stock closing price of $12.33 per share on August 18, 2009, the date the merger was consummated. The acquired assets and assumed liabilities were recorded by PulteGroup at their estimated fair values, with certain limited exceptions. PulteGroup determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired, such excess was assigned to goodwill.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger (continued)

The following table summarizes the calculation of the fair value of the total consideration transferred and the provisional amounts recognized as of the acquisition date (000’s omitted, except per share data):

Calculation of consideration transferred
Centex common shares exchanged (including restricted stock)	124,484
Centex restricted stock units exchanged	373

124,857
Exchange ratio	0.975

PulteGroup common shares and restricted stock units issued	121,736
Closing price per share of PulteGroup common stock, as of August 18, 2009	$12.33

Consideration attributable to common stock	$1,501,005
Consideration attributable to PulteGroup equity awards exchanged for Centex equity awards (a)	4,036
Cash paid for fractional shares	50

Total consideration transferred	$1,505,091

Assets acquired and liabilities assumed
Cash and equivalents	$1,748,792
Restricted cash	24,037
Inventory	2,053,329
Residential mortgage loans available-for sale	129,955
Intangible assets	100,000
Goodwill (b)	1,458,908
Other assets	447,274

Total assets acquired	5,962,295

Accounts payable	(111,905)
Accrued and other liabilities	(1,118,929)
Income tax liabilities	(141,054)
Senior notes	(3,085,316)

Total liabilities assumed	(4,457,204)

Total net assets acquired	$1,505,091

(a)	Reflects the portion of the fair value of the awards attributable to pre-merger employee service. The remaining fair value of the awards will be recognized in PulteGroup’s operating results over the applicable periods.
(b)	Goodwill resulting from the Centex merger is not deductible for federal income tax purposes, though as of the merger date Centex had approximately $39 million of goodwill deductible for tax purposes related to prior acquisitions.

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger (continued)

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. Amortization expense for these assets totaled $1.2 million for the three months ended March 31, 2010, and is included in the Consolidated Statements of Operations within other expense (income), net. The remaining $4.0 million of acquired intangible assets related to acquired backlog at August 18, 2009 and was amortized in 2009 as the related customer orders closed.

Except for certain contingent liabilities for which the Company is awaiting receipt of certain information it has arranged to obtain, the Company has completed its business combination accounting as of March 31, 2010. Final determinations of the values of the liabilities assumed may result in adjustments to the values presented above and a corresponding adjustment to goodwill. During the first quarter of 2010, the Company made no adjustments to goodwill.

Goodwill largely consists of expected economic value attributable to Centex’s deferred tax assets and expected synergies resulting from the merger. As of the merger date, Centex had $1.3 billion of deferred tax assets, which were substantially fully offset by a valuation allowance due to the uncertainty of realization. While the ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods, the Company believes that such assets have a significant economic value given their long life and the Company’s expectations regarding future operating results. As discussed in Note 8, a portion of the economic value of these deferred tax assets was recognized in the fourth quarter of 2009. The Company also expects the combined entity to achieve significant savings in corporate and divisional overhead costs and interest costs. Additional synergies are expected in the areas of purchasing leverage and integrating the combined organization’s best practices in operational effectiveness. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.

During the fourth quarter of 2009, the Company performed its annual goodwill impairment test and determined that $563.0 million of goodwill was impaired. This impairment resulted from a number of factors, including a significant decline in the Company’s overall market capitalization between the merger date and the goodwill valuation date, the relationship of the Company’s market capitalization to the Company’s stockholders’ equity, and the requirement under ASC 350 to allocate all goodwill to the Company’s reporting units even though a significant portion of the goodwill is attributable to the economic value of deferred tax assets and corporate and financing synergies that are not directly reflected in the fair values of the individual reporting units. If management’s expectations of future results and cash flows decrease significantly, goodwill may be further impaired. Of the Company’s remaining goodwill of $895.9 million at March 31, 2010, approximately $350 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

Supplemental pro forma information

The following represents pro forma operating results as if Centex had been included in the Company’s Condensed Consolidated Statements of Operations as of January 1, 2009 ($000’s omitted, except per share data):

Three Months Ended March 31, 2009
Revenue	$1,407,107
Net loss	$(923,569)
Loss per common share - basic and diluted	$(2.46)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Centex merger (continued)

Supplemental pro forma information (continued)

The supplemental pro forma operating results have been determined after adjusting the operating results of Centex to reflect additional amortization that would have been recorded assuming the fair value adjustments to intangible assets had been applied as of January 1, 2009. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. Additionally, given the significant volatility in the homebuilding industry in recent periods, such a presentation would not be indicative of future operating results.

3.	Restructuring

The Company has taken a series of actions both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Employee severance benefits	$3,393	$2,797
Lease exit costs	786	2,072
Other	569	88

Total restructuring charges	$4,748	$4,957

Other than $0.3 million of total restructuring costs classified within Financial Services expenses as of March 31, 2010, employee severance benefits are included within selling, general and administrative expense while the lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liability for employee severance benefits and exited leases totaled $5.9 million and $31.4 million, respectively, at March 31, 2010 and $14.2 million and $38.6 million, respectively, at December 31, 2009. Substantially all of the employee severance benefits will be paid in 2010 while cash expenditures related to lease exit costs will be incurred over the remaining terms of the affected office leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

4.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31, 2010	December 31, 2009
Homes under construction	$1,509,866	$1,492,894
Land under development	2,489,213	2,370,876
Land held for future development	1,023,563	1,076,588

	$5,022,642	$4,940,358

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for the three months ended March 31, 2010 and 2009 included $1.0 million and $31.8 million, respectively, of capitalized interest related to land and community valuation adjustments. During the three months ended March 31, 2010 and 2009, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels. As a result of the Company’s inventory management strategies and potential future inventory impairments, it is reasonably possible that the Company’s debt levels will exceed the amount of the Company’s active inventory at some point during 2010, which would require the Company to expense some portion of its Homebuilding interest costs as incurred.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Interest in inventory, beginning of period	$239,365	$170,020
Interest capitalized	68,896	53,336
Interest expensed	(27,000)	(55,005)

Interest in inventory, end of period	$281,261	$168,351

Interest incurred*	$69,378	$53,814

*	Interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment.

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land and community valuation adjustments (continued)

The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weak market conditions throughout the homebuilding industry in recent years have resulted in lower than expected revenues and gross margins. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by ASC 360, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

The Company determines the fair value of a community’s inventory primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The assumptions used in the discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions except in the latter years of long-lived communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2010			2009
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	10	$7.2	$4.5	116	$351.2	$358.6

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. During the three months ended March 31, 2010, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 20 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 13%, with an aggregate average of 12%. The overall stabilization experienced in the homebuilding industry in recent months resulted in a significant reduction in the level of valuation adjustments recorded during the three months ended March 31, 2010 as compared with 2009. However, if conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

PULTEGROUP, INC.

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

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During each of the three month periods ended March 31, 2010 and 2009, the Company recognized net realizable value adjustments related to land held for sale of $0.6 million. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	March 31, 2010	December 31, 2009
Land held for sale, gross	$86,723	$84,495
Net realizable value reserves	(25,744)	(25,850)

Land held for sale, net	$60,979	$58,645

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.5 million and $0.6 million during the three months ended March 31, 2010 and 2009, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

PULTEGROUP, INC.

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

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sales (settlements) and land sale revenues less home cost of revenues, land cost of revenues, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended March 31,
	2010	2009
Revenues:
Northeast	$188,230	$53,660
Southeast	172,989	76,585
Gulf Coast	254,807	143,922
Midwest	100,057	70,378
Southwest	103,370	135,390
West	168,909	85,408
Other homebuilding (a)	1,430	—

	989,792	565,343
Financial Services	30,566	18,549

Consolidated revenues	$1,020,358	$583,892

Income (loss) before income taxes:
Northeast	$7,707	$(118,375)
Southeast	6,882	(18,242)
Gulf Coast	(3,398)	(105,448)
Midwest	(3,514)	(38,046)
Southwest	3,775	(132,500)
West	13,226	(45,473)
Other homebuilding (a)	(36,514)	(49,349)

	(11,836)	(507,433)
Financial Services (b)	5,472	(748)

Total segment income (loss) before income taxes	(6,364)	(508,181)
Other non-operating (c)	(8,144)	(4,065)

Consolidated loss before income taxes (d)	$(14,508)	$(512,246)

(a)	Other homebuilding includes the Company’s operations in Hawaii and Puerto Rico, certain wind down operations, amortization of intangible assets, and amortization of capitalized interest. Capitalized interest amortization totaled $27.0 million and $55.0 million for the three months ended March 31, 2010 and 2009, respectively.
(b)	Financial Services income before income taxes includes interest expense of $0.5 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. Financial Services income before income taxes includes interest income of $1.4 million and $2.0 million for the three months ended March 31, 2010 and 2009, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.
(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $161.3 million and $126.6 million for the three months ended March 31, 2010 and 2009, respectively.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended March 31,
	2010	2009
Land and community valuation adjustments:
Northeast	$—	$74,475
Southeast	—	8,148
Gulf Coast	2,751	91,069
Midwest	304	27,859
Southwest	—	90,264
West	463	35,011
Other homebuilding (a)	1,019	31,762

	$4,537	$358,588

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$222
Southeast	—	—
Gulf Coast	505	697
Midwest	—	—
Southwest	—	—
West	59	(327)

	$564	$592

Write-off of deposits and pre-acquisition costs (b):
Northeast	$(30)	$179
Southeast	67	444
Gulf Coast	474	—
Midwest	20	1
Southwest	2	(1)
West	10	10

	$543	$633

Impairments of investments in unconsolidated joint ventures:
Northeast	$—	$31,121
Southwest	—	19,305
Other homebuilding (c)	1,908	—

	$1,908	$50,426

Total valuation adjustments and write-offs	$7,552	$410,239

(a)	Includes $1.0 million and $31.8 million of write-offs of capitalized interest related to land and community valuation adjustments during the three months ended March 31, 2010 and 2009, respectively.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.
(c)	Includes an impairment related to a joint venture located in Hawaii.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	March 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$259,916	$379,065	$270,539	$909,520	$1,047,097
Southeast	236,177	359,064	128,277	723,518	784,484
Gulf Coast	330,817	667,902	242,183	1,240,902	1,437,295
Midwest	181,890	227,760	31,025	440,675	463,396
Southwest	193,429	500,412	169,094	862,935	948,801
West	220,427	183,257	112,095	515,779	614,040
Other homebuilding (a)	87,210	171,753	70,350	329,313	1,431,053

	1,509,866	2,489,213	1,023,563	5,022,642	6,726,166
Financial Services	—	—	—	—	239,832
Other non-operating (b)	—	—	—	—	2,942,986

	$1,509,866	$2,489,213	$1,023,563	$5,022,642	$9,908,984

	December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$273,238	$256,486	$382,828	$912,552	$1,169,059
Southeast	213,216	356,295	68,408	637,919	788,289
Gulf Coast	318,598	684,598	229,251	1,232,447	1,427,229
Midwest	172,900	241,069	28,760	442,729	468,192
Southwest	191,145	522,709	165,604	879,458	951,346
West	239,613	166,948	126,262	532,823	634,012
Other homebuilding (a)	84,184	142,771	75,475	302,430	1,463,359

	1,492,894	2,370,876	1,076,588	4,940,358	6,901,486
Financial Services	—	—	—	—	250,828
Other non-operating (b)	—	—	—	—	2,898,908

	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

(a)	Other homebuilding primarily includes operations in Hawaii, Puerto Rico, certain wind down operations, and capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	March 31, 2010	December 31, 2009
Number of joint ventures with limited recourse guaranties	3	3
Number of joint ventures with debt non-recourse to Pulte	3	5
Number of other active joint ventures	21	19

Total number of active joint ventures	27	27

Investments in joint ventures with limited recourse guaranties	$19,480	$19,611
Investments in joint ventures with debt non-recourse to Pulte	13,139	12,859
Investments in other joint ventures	38,256	41,345

Total investments in unconsolidated entities	$70,875	$73,815

Total joint venture debt	$51,898	$69,488

Pulte proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$18,956	$18,970
Joint venture debt non-recourse to Pulte	5,832	6,357

Pulte’s total proportionate share of joint venture debt	$24,788	$25,327

During the three months ended March 31, 2010 and 2009, the Company recognized a loss from its unconsolidated joint ventures of $0.1 million and $50.5 million, respectively, including impairments totaling $1.9 million and $50.4 million, respectively. During the three months ended March 31, 2010 and 2009, the Company made capital contributions of $1.2 million and $7.5 million, respectively, to its joint ventures and received capital and earnings distributions of $2.8 million and less than $0.1 million, respectively, from its joint ventures.

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

The Company has committed through a limited recourse guaranty that one of the joint ventures will maintain specified loan to value ratios. Such debt is reflected in the above table but was repaid in May 2010 at its scheduled maturity date. The Company’s proportionate share of such debt totaled approximately $16.0 million and was funded via a capital contribution by the Company.

Another joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million at March 31, 2010, representing 12% of the total pre-foreclosure exposure of the joint venture, and which is excluded from the above table.

PULTEGROUP, INC.

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

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended March 31, 2010. The Company had remaining authorization to purchase $102.3 million of common stock at March 31, 2010.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2010 and 2009, the Company repurchased $1.7 million and $1.5 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31, 2010	December 31, 2009
Foreign currency translation adjustments:
Mexico	$63	$45
Fair value of derivatives, net of income taxes of $2,086 in 2010 and 2009	(2,210)	(2,294)

	$(2,147)	$(2,249)

8.	Income taxes

The Company’s income tax (benefit) expense for the three months ended March 31, 2010 and 2009 was ($2.0) million and $2.6 million, respectively. These amounts represent effective tax rates of 13.9% and 0.5% in the first quarter of 2010 and 2009, respectively.

The Company had income taxes receivable of $191.2 million and $955.2 million at March 31, 2010 and December 31, 2009, respectively. Income taxes receivable at March 31, 2010 and December 31, 2009 related primarily to the carryback of 2009 federal net operating losses under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company received federal income tax refunds of $777.8 million during the three months ended March 31, 2010 and received an additional federal income tax refund of $103.4 million in April 2010. The remaining income taxes receivable relate to federal and state tax refunds from amended returns and state net operating loss carrybacks.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Income taxes (continued)

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At both March 31, 2010 and December 31, 2009, the Company had net deferred tax assets of $2.3 billion, which were offset by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership net operating losses and built-in losses or deductions will be limited under Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $68 million per year for net operating losses, losses realized on built-in loss assets that are sold within five years of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards, built-in losses, and certain deductions not being available for use by the Company.

At March 31, 2010 the Company had $340.9 million of gross unrecognized tax benefits and $83.9 million of accrued penalties and interest. The Company is currently under examination by the IRS and various states taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $116 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2010.

9.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at March 31, 2010
Residential mortgage loans available-for-sale	$—	$169,723	$—	$169,723
Whole loan commitments	—	1,589	—	1,589
Interest rate lock commitments	—	3,560	—	3,560
Forward contracts	—	454	—	454

	$—	$175,326	$—	$175,326

See Note 1 of these Condensed Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

PULTEGROUP, INC.

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

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at March 31, 2010
Loans held for investment	$—	$3,598	$—	$3,598
House and land inventory	—	—	7,233	7,233
Investments in unconsolidated entities	—	—	11,088	11,088

	$—	$3,598	$18,321	$21,919

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For house and land inventory, see Note 4 of these Condensed Consolidated Financial Statements for a more detailed discussion of the valuation method used. Fair value of investments in unconsolidated entities was determined primarily using a discounted cash flow model to value the underlying net assets of the respective entity.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At March 31, 2010, the fair value of the senior notes outstanding approximated $4.1 billion. The carrying values of the senior notes are presented in Note 10. The carrying value of collateralized short-term debt approximates fair value. Borrowings under Financial Services’ credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

10.	Debt and other financing arrangements

	March 31, 2010	December 31, 2009
4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	$47,885	$48,082
7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	89,019	90,046
8.125% unsecured senior notes, issued by PulteGroup, Inc. due 2011, (a)	13,894	13,892
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2011 (c)	132,025	131,995
7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	116,393	117,249
5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	128,705	128,916
6.25% unsecured senior notes, issued by PulteGroup, Inc. due 2013 (c)	224,596	224,542
5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	259,610	258,874
5.25% unsecured senior notes, issued by PulteGroup, Inc. due 2014 (c)	463,874	463,865
5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	337,082	336,299
5.2% unsecured senior notes, issued by PulteGroup, Inc. due 2015 (c)	292,600	292,586
5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	416,853	415,262
6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	464,765	464,139
7.625% unsecured senior notes, issued by PulteGroup, Inc. due 2017 (a)	149,183	149,156
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2032 (c)	299,032	299,021
6.375% unsecured senior notes, issued by PulteGroup, Inc. due 2033 (c)	398,289	398,271
6.0% unsecured senior notes, issued by PulteGroup, Inc. due 2035 (c)	299,344	299,337
7.375% unsecured senior notes, issued by PulteGroup, Inc. due 2046 (d)	150,000	150,000

Total senior notes - carrying value	$4,283,149	$4,281,532

Estimated fair value	$4,127,572	$4,087,269

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, assumed by PulteGroup, Inc., and guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(d)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Debt and other financing arrangements (continued)

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to certain repurchase agreements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. As of March 31, 2010 and December 31, 2009, Pulte Mortgage had a combination of repurchase agreements in place that provided borrowing capacity totaling $175.0 million. Each of these agreements expires in 2010 as follows: $70.0 million of capacity in May, $35.0 million in July, and $70.0 million in September.

11.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, the Company’s mortgage operations also provide limited indemnities for certain loans sold to the investors. The Company establishes the liabilities for such anticipated losses based upon, among other things, historical loss rates, current trends in loan originations, and the geographic location of the underlying collateral. Effective with the Centex merger, the Company assumed loan origination liabilities totaling $52.6 million. Also during 2009, the Company experienced a significant increase in actual and anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. Given the volatility in the mortgage industry, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Liabilities, beginning of period	$100,768	$3,240
Provision for losses	—	226
Settlements	(10,358)	(643)

Liabilities, end of period	$90,410	$2,823

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At March 31, 2010 and December 31, 2009, the Company had recorded $220.2 million and $224.3 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At March 31, 2010 and December 31, 2009 the Company had outstanding letters of credit and surety bonds totaling $1.9 billion and $2.0 billion, respectively.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Letters of credit and surety bonds (continued)

In addition, the Company is subject to approximately $1.3 billion of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $150 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business has indemnified the Company against potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400 million and terminates in 2016, if not previously terminated by the Company.

Litigation

The Company is involved in various litigation incidental to its continuing business operations. While the outcome of such contingencies cannot be predicted with certainty, management does not believe that the resolution of such litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

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

The Company reserves for costs to cover its self-insured and deductible amounts under these policies, some of which are maintained in its wholly-owned captive insurance subsidiaries, and for any costs of claims and related lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. These estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, which generally occur over several years and can occur in excess of ten years, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s reserves for such items totaled $569.7 million and $566.7 million at March 31, 2010 and December 31, 2009 respectively. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

12.	Supplemental Guarantor information

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2010

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$—	$2,212,984	$368,668	$—	$2,581,652
Restricted cash	—	5,731	24,946	—	30,677
Unfunded settlements	—	26,878	(11,926)	—	14,952
House and land inventory	—	5,018,105	4,537	—	5,022,642
Land held for sale	—	60,979	—	—	60,979
Land, not owned, under option agreements	—	72,708	—	—	72,708
Residential mortgage loans available-for-sale	—	—	169,723	—	169,723
Investments in unconsolidated entities	1,518	61,378	7,979	—	70,875
Goodwill	—	895,918	—	—	895,918
Intangible assets, net	—	185,273	—	—	185,273
Other assets	36,619	521,593	54,198	—	612,410
Income taxes receivable	191,175	—	—	—	191,175
Deferred income tax assets	(30,149)	31	30,118	—	—
Investments in subsidiaries and intercompany accounts, net	7,782,196	3,008,517	4,386,166	(15,176,879)	—

	$7,981,359	$12,070,095	$5,034,409	$(15,176,879)	$9,908,984

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$120,535	$1,397,999	$470,982	$—	$1,989,516
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	58,644	—	58,644
Income tax liabilities	381,120	—	—	—	381,120
Senior notes	4,283,149	—	—	—	4,283,149

Total liabilities	4,784,804	1,397,999	529,626	—	6,712,429
Total shareholders’ equity	3,196,555	10,672,096	4,504,783	(15,176,879)	3,196,555

	$7,981,359	$12,070,095	$5,034,409	$(15,176,879)	$9,908,984

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009

($000’s omitted)

	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$—	$1,501,684	$356,550	$—	$1,858,234
Restricted cash	—	3,414	28,962	—	32,376
Unfunded settlements	—	5,085	(2,932)	—	2,153
House and land inventory	—	4,935,821	4,537	—	4,940,358
Land held for sale	—	58,645	—	—	58,645
Land, not owned, under option agreements	—	174,132	—	—	174,132
Residential mortgage loans available-for-sale	—	—	166,817	—	166,817
Investments in unconsolidated entities	1,511	64,578	7,726	—	73,815
Goodwill	—	895,918	—	—	895,918
Intangible assets, net	—	188,548	—	—	188,548
Other assets	36,007	599,795	69,238	—	705,040
Income taxes receivable	955,186	—	—	—	955,186
Deferred income tax assets	(30,149)	31	30,118	—	—
Investments in subsidiaries and intercompany accounts, net	6,993,438	3,770,005	4,352,881	(15,116,324)	—

	$7,955,993	$12,197,656	$5,013,897	$(15,116,324)	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$119,100	$1,570,406	$506,429	$—	$2,195,935
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	18,394	—	18,394
Income tax liabilities	360,921	—	—	—	360,921
Senior notes	4,281,532	—	—	—	4,281,532

Total liabilities	4,761,553	1,570,406	524,823	—	6,856,782
Total shareholders’ equity	3,194,440	10,627,250	4,489,074	(15,116,324)	3,194,440

	$7,955,993	$12,197,656	$5,013,897	$(15,116,324)	$10,051,222

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$976,806	$—	$—	$976,806
Land sale revenues	—	12,986	—	—	12,986

	—	989,792	—	—	989,792
Financial Services	—	922	29,644	—	30,566

	—	990,714	29,644	—	1,020,358

Homebuilding Cost of Revenues
Home cost of revenues	—	850,095	—	—	850,095
Land cost of revenues	—	8,998	—	—	8,998

	—	859,093	—	—	859,093
Financial Services expenses	183	753	24,175	—	25,111
Selling, general and administrative expenses	17,981	132,289	11,036	—	161,306
Other expense (income), net	(9)	(6,111)	(2,321)	—	(8,441)
Interest income	—	(936)	(1,843)	—	(2,779)
Interest expense	482	—	—	—	482
Intercompany interest	41,040	(41,040)	—	—	—
Equity in loss (income) from unconsolidated entities	(6)	366	(266)	—	94

Income (loss) before income taxes and	(59,671)	46,300	(1,137)	—	(14,508)
equity in income (loss) from subsidiaries
Income tax expense (benefit)	(10,139)	9,071	(952)	—	(2,020)

Income (loss) before equity in income (loss) from subsidiaries	(49,532)	37,229	(185)	—	(12,488)
Equity in income (loss) from subsidiaries	37,044	6,948	36,615	(80,607)	—

Net income (loss)	$(12,488)	$44,177	$36,430	$(80,607)	$(12,488)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$564,733	$—	$—	$564,733
Land sale revenues	—	610	—	—	610

	—	565,343	—	—	565,343
Financial Services	—	1,979	16,570	—	18,549

	—	567,322	16,570	—	583,892

Homebuilding Cost of Revenues
Home cost of revenues	—	897,938	—	—	897,938
Land cost of revenues	—	904	—	—	904

	—	898,842	—	—	898,842
Financial Services expenses	259	1,454	17,590	—	19,303
Selling, general and administrative expenses	14,604	111,348	607	—	126,559
Other expense (income), net	—	3,704	259	—	3,963
Interest income	(1)	(2,941)	(586)	—	(3,528)
Interest expense	478	—	—	—	478
Intercompany interest	56,715	(56,715)	—	—	—
Equity in loss from unconsolidated entities	—	50,472	49	—	50,521

Loss before income taxes and equity in income (loss) from subsidiaries	(72,055)	(438,842)	(1,349)	—	(512,246)
Income tax expense (benefit)	439	2,533	(400)	—	2,572

Loss before equity in income (loss)	(72,494)	(441,375)	(949)	—	(514,818)
from subsidiaries
Equity in income (loss) from subsidiaries	(442,324)	(628)	(373,667)	816,619	—

Net loss	$(514,818)	$(442,003)	$(374,616)	$816,619	$(514,818)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$737,184	$(45,562)	$(14,064)	$—	$677,558

Distributions from unconsolidated entities	—	2,842	—	—	2,842
Investments in unconsolidated entities	—	(1,217)	—	—	(1,217)
Investment in subsidiaries	(698)	(3,878)	(698)	5,274	—
Net change in loans held for investment	—	—	563	—	563
Proceeds from the sale of fixed assets	—	476	—	—	476
Capital expenditures	—	(2,787)	(538)	—	(3,325)

Net cash provided by (used in) investing activities					—
	(698)	(4,564)	(673)	5,274	(661)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	40,250	—	40,250
Repayment of other borrowings	—	(130)	—	—	(130)
Capital contributions from parent	—	698	4,576	(5,274)	—
Advances (to) from affiliates	(742,878)	760,858	(17,980)	—	—
Issuance of common stock	8,089	—	—	—	8,089
Stock repurchases	(1,697)	—	—	—	(1,697)

Net cash provided by (used in) financing activities	(736,486)	761,426	26,846	(5,274)	46,512

Effect of exchange rate changes on cash and equivalents	—	—	9	—	9

Net increase in cash and equivalents	—	711,300	12,118	—	723,418
Cash and equivalents at beginning of period	—	1,501,684	356,550	—	1,858,234

Cash and equivalents at end of period	$—	$2,212,984	$368,668	$—	$2,581,652

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$272,286	$(142,801)	$161,269	$—	$290,754

Investments in unconsolidated entities	—	(7,492)	—	—	(7,492)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(9,861)	(2,858)	(8,021)	20,740	—
Net change in loans held for investment	—	—	(832)	—	(832)
Proceeds from the sale of fixed assets	—	544	2	—	546
Capital expenditures	—	(19,237)	(487)	—	(19,724)

Net cash provided by (used in) investing activities					—
	(6,502)	(29,043)	(9,338)	17,381	(27,502)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(170,592)	—	(170,592)
Repayment of other borrowings	—	(470)	—	—	(470)
Capital contributions from parent	—	9,861	10,879	(20,740)	—
Advances (to) from affiliates	(264,701)	254,628	10,073	—	—
Issuance of common stock	464	—	—	—	464
Stock repurchases	(1,547)	—	—	—	(1,547)
Dividends paid	—	(3,359)	—	3,359	—

Net cash provided by (used in) financing activities	(265,784)	260,660	(149,640)	(17,381)	(172,145)

Effect of exchange rate changes on cash and equivalents	—	—	(575)	—	(575)

Net increase in cash and equivalents	—	88,816	1,716	—	90,532
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,377,016	$368,780	$—	$1,745,796

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On August 18, 2009, we completed the acquisition of Centex through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in our consolidated financial statements from the date of the merger.

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures, among other factors. When combined with the significant foreclosure activity, more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy in recent periods, these conditions have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. As a result, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.2 billion and goodwill impairments of $938.7 million.

The U.S. housing market and broader economy remain in a period of uncertainty, however, we are beginning to see signs of stabilization in many of our local markets. The overall stabilization experienced in the homebuilding industry in recent months resulted in a significant reduction in the level of land-related charges recorded during the first quarter of 2010. We believe our strategic merger with Centex positions us well for a recovery in the homebuilding industry. However, significant short-term uncertainty remains. Factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

•	Continued high levels of foreclosure activity, in part due to lenders more aggressively pursuing foreclosures after lifting voluntary moratoriums;

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2010;

•	The expiration of the federal homebuyer tax credit, which is applicable to orders under contract by April 30 and closed by June 30;

•	Potentially higher mortgage interest rates, which might result from either the Federal Reserve discontinuing its purchases of mortgage-backed securities or other factors;

•	Increased costs and standards related to FHA loans, which became a significant source of customer financing for the homebuilding industry in 2009 and continues to be so in 2010;

•	The overall impact of the federal government’s intervention in the U.S. economy, including the expiration of various economic stimulus programs; and

•

Potential future reforms to the overall U.S. financial services and mortgage industries, which may have an adverse impact on the ability of our customers to finance their home purchases or our access to the capital markets.

Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. While we are purchasing select land positions where it makes strategic and economic sense to do so, our targeted profile for such investments consists of developed lots, frequently under rolling lot option contracts, that are cash flow positive early in the project cycle and accretive to earnings. Additionally, we are closely managing the number of speculative homes put into production. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes.

Overview (continued)

As a result of the Centex merger, we are achieving significant savings in corporate and divisional overhead costs and interest costs for the combined entity as well as synergies in the areas of purchasing leverage and operational best practices. We also anticipate that the Centex merger will contribute to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

However, if the negative trends from recent years in economic conditions or financial market volatility continue, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales and closings, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results by line of business for the three months ended March 31, 2010 and 2009 ($000’s omitted, except per share data):

	Three Months Ended March 31,
	2010	2009
Income (loss) before income taxes:
Homebuilding	$(11,836)	$(507,433)
Financial Services	5,472	(748)
Other non-operating	(8,144)	(4,065)

Loss before income taxes	(14,508)	(512,246)
Income tax expense (benefit)	(2,020)	2,572

Net loss	$(12,488)	$(514,818)

Per share data - assuming dilution:
Net loss	$(0.03)	$(2.02)

The following is a comparison of our loss before income taxes for 2010 and 2009:

•

Our Homebuilding loss before income taxes was $11.8 million and $507.4 million for the three months ended March 31, 2010 and 2009, respectively. The primary cause for the decrease in loss before income taxes was a decrease in land-related charges, which totaled $7.6 million and $410.2 million in the three months ended March 31, 2010 and 2009, respectively. Other factors contributing to the lower loss before income taxes included higher revenues, improved gross margins, better leveraging of overhead costs, and the favorable resolution of certain contingencies. These favorable factors were partially offset by the adverse impact of one casualty insurance claim.

•

For the three months ended March 31, 2010 and 2009, Financial Services experienced income (loss) before income taxes of $5.5 million and $(0.7) million, respectively. The increase was due primarily to increased loan origination volume resulting from the increase in home sale revenues from Homebuilding.

•	Our Other non-operating loss increased for the three months ended March 31, 2010 compared with the prior year period due primarily to increased compensation costs.

Homebuilding Operations – Summary

The following table presents a summary of pre-tax loss and unit information for our Homebuilding operations for the three months ended March 31, 2010 and 2009 ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Home sale revenues	$976,806	$564,733
Land sale revenues	12,986	610

Total Homebuilding revenues	989,792	565,343

Home cost of revenues (a)	(850,095)	(897,938)
Land cost of revenues (b)	(8,998)	(904)
Selling, general and administrative expenses	(150,865)	(119,444)
Equity in loss from unconsolidated entities (c)	(111)	(50,527)
Other income (expense), net (d)	8,441	(3,963)

Loss before income taxes	$(11,836)	$(507,433)

Active communities at March 31 (e)	842	549
Unit settlements (f)	3,795	2,147
Average selling price	$257	$263
Net new orders (i):
Units (f)	4,320	3,022
Dollars (g)	$1,091,000	$787,000
Backlog at March 31(h)(i):
Units	6,456	3,049
Dollars	$1,691,000	$853,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $4.5 million and $358.6 million for the three months ended March 31, 2010 and 2009, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $0.6 million for both the three months ended March 31, 2010 and 2009.
(c)	Includes impairments of our investments in unconsolidated joint ventures, of $1.9 million and $50.4 million for the three months ended March 31, 2010 and 2009, respectively.
(d)	Includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $0.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.
(e)	Active communities at March 31, 2010 include 409 active Centex communities.
(f)	Unit settlements and net new order units for the three months ended March 31, 2010 include Centex’s operations, which contributed 1,863 units and 1,872 units, respectively.
(g)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders. Net new order dollars for the three months ended March 31, 2010 include $422.8 million related to Centex.
(h)	Backlog at March 31, 2010 includes 3,255 units and $783.8 million related to Centex.
(i)	During the three months ended March 31, 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. The purpose of the new policy is to more closely align our backlog of orders with our house construction cycle. This change in policy resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010.

Homebuilding Operations – Summary (continued)

As indicated above, the Centex merger had a significant impact on our first quarter 2010 operating results. Excluding the impact of the Centex merger, our revenues, unit settlements, and net new orders would have experienced a moderate decrease from the prior year period. Additionally, our reported revenues, unit settlements, and net new orders as reflected in the above tables represent a decrease of 25% to 30% from the combined reported operating results of the two companies from the prior year period. However, these lower volumes were offset by the lower land-related charges, improved gross margins and operating leverage, and removal of the substantial majority of duplicative overhead costs from the combined companies such that our loss before income taxes for the first quarter of 2010 is significantly lower than the losses reported by the combined companies in the prior year period. This illustrates the impact of the various actions we have taken to restructure our combined homebuilding operations into a leaner and more efficient organization.

Home sale revenues for the three months ended March 31, 2010, which include $473.9 million related to Centex, were higher than those for the prior year period by $412.1 million, or 73%. The increase in home sale revenues for the three months ended March 31, 2010 compared with the prior year period was attributable to a 77% increase in unit settlements offset by a decrease of 2% in the average selling price. The increase in unit settlements was primarily attributable to the increase in active communities resulting from the Centex merger. Average selling prices decreased in each of our Homebuilding segments during the three months ended March 31, 2010 compared with the prior year period. This decrease in average selling price reflects a combination of factors but was primarily attributable to shifts in the product and geographic mix of homes closed during the period, including an increased concentration in the first-time buyer segment resulting from the Centex merger along with adjusting the product offering in certain communities to better align with current market conditions.

Homebuilding gross profit margins from home sales improved to 13.0% for the three months ended March 31, 2010 compared with negative 59.0% for the same period in the prior year. We recorded land and community valuation adjustments of $4.5 million during the three months ended March 31, 2010 compared with $358.6 million during the corresponding prior year period. Excluding these land and community valuation adjustments, gross profit margins were significantly higher during the three months ended March 31, 2010 compared with the prior year period. This improvement continues the improvement we have seen in recent quarters and reflects a combination of factors, including shifts in the product and geographic mix of homes closed during the quarter, better alignment of our product offering with current market conditions, an improved pricing position due to a lower unsold inventory count per community, and our various initiatives to reduce the construction cost of our homes.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had positive margin contributions of $4.0 million during the three months ended March 31, 2010, compared with negative margin contributions of $0.3 million during the three months ended March 31, 2009. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.6 million in each period.

Selling, general, and administrative expense as a percentage of home sale revenues was 15.4% for the three months ended March 31, 2010 compared with 21.2% for the same period in the prior year. While the gross dollar amount of our overall selling, general and administrative costs increased as a result of the Centex merger, our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant improvements in our overhead leverage. These favorable factors were partially offset by the adverse impact of one casualty insurance claim. Also included within these costs are employee severance costs related to overhead reductions totaling $3.1 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively.

Equity in loss from unconsolidated entities was $0.1 million for the three months ended March 31, 2010, and $50.5 million in the three months ended March 31, 2009. The equity loss experienced during the three months ended March 31, 2010 included impairments related to investments in unconsolidated joint ventures totaling $1.9 million. There were impairments related to investments in unconsolidated joint ventures of $50.4 million for the three months ended March 31, 2009.

Other income (expense), net includes the write-off (recovery) of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions, which totaled $0.5 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. Additionally, other income (expense), net includes certain lease exit costs and asset impairments of $1.4 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively.

Homebuilding Operations – Summary (continued)

For the three months ended March 31, 2010, net new order units increased 43% to 4,320 units compared with the same period in 2009. Excluding Centex, net new order units decreased for the three months ended March 31, 2010. Cancellation rates for the first quarter of 2010 were 18% compared with 21% for the same period in 2009.

The dollar value of net new orders increased 39% for the three months ended March 31, 2010 compared with the same period in 2009. At March 31, 2010 we had 842 active communities, an increase of 53% from March 31, 2009. Of these, Centex contributed 409 active communities at March 31, 2010. Ending backlog, which represents orders for homes that have not yet closed, was 6,456 units at March 31, 2010 with a dollar value of $1.7 billion, an increase of 98% compared with March 31, 2009. Ending backlog for the period included 3,255 Centex units with a dollar value of $783.8 million.

We had 7,318 and 6,653 homes in production at March 31, 2010 and December 31, 2009, respectively, excluding 1,600 and 1,657 model homes, respectively. Included in our total homes in production were 2,669 and 2,793 homes that were unsold to customers at March 31, 2010 and December 31, 2009, respectively, of which 1,115 and 1,309 homes, respectively, were completed.

At March 31, 2010 and December 31, 2009, our Homebuilding operations controlled 149,556 and 154,694 lots, respectively. Of these controlled lots, 137,361 and 138,273 lots were owned and 10,054 and 14,208 lots were under option agreements approved for purchase at March 31, 2010 and December 31, 2009, respectively. In addition, there were 2,141 lots and 2,213 lots under option agreements pending approval at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, we withdrew from land option contracts representing 1,117 lots with purchase prices totaling $10.0 million.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates totaled $572.6 million at March 31, 2010. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $88.7 million, of which $2.1 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In connection with the Centex merger, we realigned the organizational structure for certain markets. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 67 markets, located throughout 29 states, and have presented our reportable Homebuilding segments as follows:

Northeast:	Northeast Area includes the following states:
Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia

Southeast:	Southeast Area includes the following states:
Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Gulf Coast Area includes the following states:
Florida, Texas

Midwest:	Midwest Area includes the following states:
Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Southwest Area includes the following states:
Arizona, Nevada, New Mexico

*West:	West Area includes the following states:
California, Oregon, Washington

*	Our homebuilding operations located in Reno, Nevada are reported in the West segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted) Three Months Ended March 31,
	2010	2009
Home sale revenue (settlements):
Northeast	$185,681	$53,660
Southeast	172,796	76,585
Gulf Coast	251,932	143,612
Midwest	100,057	70,378
Southwest	103,265	135,390
West	161,645	85,108
Other homebuilding	1,430	—

	$976,806	$564,733

Income (loss) before income taxes:
Northeast	$7,707	$(118,375)
Southeast	6,882	(18,242)
Gulf Coast	(3,398)	(105,448)
Midwest	(3,514)	(38,046)
Southwest	3,775	(132,500)
West	13,226	(45,473)
Other homebuilding	(36,514)	(49,349)

	$(11,836)	$(507,433)

Unit settlements:
Northeast	511	143
Southeast	710	295
Gulf Coast	1,251	656
Midwest	400	273
Southwest	436	545
West	485	235
Other homebuilding	2	—

	3,795	2,147

Net new orders - units:
Northeast	461	351
Southeast	730	409
Gulf Coast	1,551	756
Midwest	560	398
Southwest	514	762
West	504	346

	4,320	3,022

Unit backlog:
Northeast	939	420
Southeast	1,099	478
Gulf Coast	2,381	789
Midwest	743	396
Southwest	575	611
West	719	355

	6,456	3,049

Homebuilding Segment Operations (continued)

	As of March 31, 2010	As of December 31, 2009
Controlled lots:
Northeast	15,305	16,156
Southeast	19,733	20,803
Gulf Coast	53,255	53,759
Midwest	12,823	12,226
Southwest	32,753	33,091
West	15,633	16,272
Other homebuilding	54	2,387

	149,556	154,694

Northeast:

For the first quarter of 2010, Northeast home sale revenues increased 246% compared with the prior year period due to a 257% increase in unit settlements partially offset by a 3% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price all increased compared with the prior year period. The income before income taxes was primarily attributable to these higher revenues, increased gross margins (excluding land-related charges) and improved overhead leverage from the prior year period, and land-related recoveries of $30 thousand in the first quarter of 2010 compared with land-related charges of $74.9 million in the prior year period. During the three months ended March 31, 2009, the Northeast also incurred impairments of $31.1 million related to investments in unconsolidated joint ventures. Net new order units increased 31% primarily due to an increase in the number of active communities. Excluding Centex, net new order units for the quarter decreased compared with the prior year period. The cancellation rate was 17% and 14% in the first quarters of 2010 and 2009, respectively.

Southeast:

For the first quarter of 2010, Southeast home sale revenues increased 126% compared with the prior year period due to a 141% increase in unit settlements offset by a 6% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price all increased compared with the prior year period. The income before income taxes was primarily attributable to these higher revenues, increased gross margins (excluding land-related charges), and improved overhead leverage from the prior year period along with a decrease in land-related charges to $67 thousand in the first quarter of 2010 from $8.6 million in the prior year period. Net new order units increased 78% primarily due to an increase in the number of active communities. Excluding Centex, net new order units for the quarter decreased slightly compared with the prior year period. The cancellation rate was 16% and 18% in the first quarters of 2010 and 2009, respectively.

Gulf Coast:

For the first quarter of 2010, Gulf Coast home sale revenues increased 75% compared with the prior year period due to a 91% increase in unit settlements offset by an 8% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues and settlements decreased compared with the prior year period, while average sales price increased compared with the prior year period. The decrease in loss before income taxes in the first quarter of 2010 was attributable to these higher revenues combined with higher gross margins (excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased to $3.7 million in the first quarter of 2010 compared with $91.8 million in the prior year period. Net new order units increased by 105% due to an increase in the number of active communities. Excluding Centex, net new order units for the quarter decreased slightly compared with the prior year period. The cancellation rate was 21% and 22% in the first quarters of 2010 and 2009, respectively.

Homebuilding Segment Operations (continued)

Midwest:

Midwest home sale revenues increased 42% during the quarter compared with the prior year period due to a 47% increase in unit settlements offset by a 3% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues and settlements decreased, while the average selling price was flat compared with the prior year period. The loss before income taxes decreased in the first quarter of 2010 compared with the first quarter of 2009 primarily due to a decrease in land-related charges to $0.3 million from $27.9 million in the prior year period. Gross margins (excluding land-related charges) increased compared with the prior period due to improved overhead leverage. Net new order units increased by 41% compared with the prior year period due to an increase in the number of active communities. Excluding Centex, net new order units for the quarter decreased compared with the prior year period. The cancellation rate in the first quarter of 2010 was 13% compared with 18% in the same period in 2009.

Southwest:

For the three months ended March 31, 2010, Southwest home sale revenues decreased 24% compared with the prior year period due to a 20% decrease in unit settlements combined with a 5% decrease in average selling prices. The acquired Centex operations did not contribute significantly to the Southwest operating results. The income before income taxes in the first quarter of 2010 resulted primarily from lower land-related charges totaling $2 thousand, compared with charges of $90.3 million in the prior year period, along with significantly higher gross margins (excluding land-related charges) and improved overhead leverage during 2010. The prior year period also included $19.3 million related to the impairment of an unconsolidated joint venture. Net new order units decreased 33% compared with the prior year period due to a small decrease in the number of active communities combined with the ongoing difficult market conditions in Phoenix and Las Vegas. The cancellation rate was 17% and 21% in the first quarters of 2010 and 2009, respectively.

West:

For the first quarter of 2010, West home sale revenues increased 90% compared with the prior year period due to a 106% increase in unit settlements offset by an 8% decrease in average selling prices. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price decreased compared with the prior year period. The income before income taxes resulted from these higher revenues, increased gross margins (excluding land-related charges), and improved overhead leverage offset by land-related charges totaling $0.5 million. Land-related charges totaled $34.7 million for the three months ended March 31, 2009. Net new order units increased by 46% in the first quarter of 2010 compared with the same period in the prior year due to an increase in the number of active communities. Excluding Centex, net new order units for the quarter were lower than the prior year period. The cancellation rate was 21% and 27% in the first quarter of 2010 and 2009, respectively.

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

	Three Months Ended March 31,
	2010	2009
Mortgage operations revenues	$21,628	$16,570
Title services revenues	8,938	1,979

Total Financial Services revenues	30,566	18,549
Expenses	(25,111)	(19,303)
Equity in income from unconsolidated entities	17	6

Income (loss) before income taxes	$5,472	$(748)

Total originations:
Loans	2,325	1,611
Principal	$498,000	$344,000

For the three months ended March 31, 2010, Financial Services experienced income before income taxes of $5.5 million, compared with a loss before income taxes of $0.7 million during the respective prior year period, primarily due to the increased loan origination volumes and related overhead leverage.

Our Homebuilding customers continue to account for substantially all loan production, representing 99% and 95% of loan originations for the three months ended March 31, 2010 and 2009, respectively. Total Financial Services revenues for the three months ended March 31, 2010, which include $6.4 million related to Centex, increased 65% compared with the same period in the prior year. The increase was primarily attributable to higher home settlements in the three months ended March 31, 2010, compared with the same period in 2009. Interest income, which is included in mortgage operations revenues, was 27% lower in the three months ended March 31, 2010 compared with the prior year period, primarily due to selling loans in the secondary market more quickly in 2010 and lower loan yields. Title services revenues for the three months ended March 31, 2010 increased $7.0 million compared with the same period in the prior year due primarily to higher home settlements and the acquired Centex title operations.

Mortgage origination unit volume and principal increased 44% and 45%, respectively, in the first quarter of 2010 compared with the same period in the prior year. The increased loan origination volume is attributable primarily to increased home settlements within our Homebuilding operations. A slightly higher average loan balance also contributed to the increase in loan origination principal volume in spite of Homebuilding’s lower average selling price. Agency production in the three months ended March 31, 2010 and 2009 for funded originations were both 99%. Within the funded agency originations, FHA loans represented approximately 40% during the three months ended March 31, 2010, compared with 30% in the prior year period. Our capture rate was 75% and 91% for the three months ended March 31, 2010 and 2009, respectively. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. At March 31, 2010, our loan application backlog was $1.1 billion, compared with $484.3 million at March 31, 2009.

Substantially all loan production in 2010 and 2009 consisted of fixed rate loans, the majority of which are prime, conforming loans. We define prime loans as full documentation first mortgages with FICO scores of 621 or higher, Alt-A loans as non-full documentation first mortgages with FICO scores of 621 or higher, and sub-prime loans as first mortgages with FICO scores of 620 or lower. The shift toward agency fixed-rate loans have contributed to profitability as such loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Financial Services Operations (continued)

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source for these losses has been a significant increase in actual and anticipated losses for loans previously originated and sold to investors, which have increased as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. Additionally, Centex’s mortgage operations were historically broader than those of Pulte Mortgage, so our exposure to losses related to loans previously originated has increased significantly. While our overall loan loss expense was not significant in the first quarter of 2010, we have recorded liabilities totaling $90.4 million as of March 31, 2010 related to contingent repurchase obligations. Given the volatility in the mortgage industry, it is reasonably possible that future losses may exceed our current estimates.

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

Other Non-Operating

Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly-traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from period to period as these strategic initiatives and costs evolve.

The following table presents other non-operating expenses for the three months ended March 31, 2010 and 2009 ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Net interest income	$2,297	$3,050
Other income (expenses), net	(10,441)	(7,115)

Loss before income taxes	$(8,144)	$(4,065)

The decrease in net interest income from the prior year period resulted from significantly lower interest rates on our invested cash balances. Other income (expense), net exceeded the prior year amount primarily due to increased compensation costs.

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest expensed to homebuilding cost of revenues for the three months ended March 31, 2010 includes $1.0 million of capitalized interest related to land and community valuation adjustments compared with $31.8 million for the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, we capitalized all of our Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. As a result of our inventory management strategies and potential future inventory impairments, it is reasonably possible that our debt levels will exceed the amount of our active inventory at some point during 2010, which would require us to expense some portion of our Homebuilding interest costs as incurred.

Other Non-Operating (continued)

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended March 31,
	2010	2009
Interest in inventory, beginning of period	$239,365	$170,020
Interest capitalized	68,896	53,336
Interest expensed	(27,000)	(55,005)

Interest in inventory, end of period	$281,261	$168,351

Interest incurred*	$69,378	$53,814

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance, our effective tax rates for the three months ended March 31, 2010 and 2009 are not meaningful as our income tax expense (benefit) is not directly correlated to the amount of our pretax income (loss). Income taxes were provided at effective tax rates of 13.9% for the three months ended March 31, 2010, compared with an effective tax rate of 0.5% for the prior year period.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions deteriorate or if the current difficult market conditions extend beyond our expectations.

At March 31, 2010, we had cash and equivalents of $2.6 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $4.3 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $1.9 million. Sources of our working capital include our cash and equivalents, our Credit Facility, our unsecured letter of credit facility (the “LOC Agreement”), and Pulte Mortgage’s committed credit arrangements. Additionally, we received a federal tax refund of $103.4 million in April 2010 as a result of the carryback of taxable losses provided for under the Worker, Homeownership, and Business Assistance Act of 2009. Such refund was in addition to the $777.8 million in federal income tax refunds already received during the three months ended March 31, 2010.

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

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Financial Services debt, was 57.3% at March 31, 2010, and 34.7% net of cash and equivalents.

Liquidity and Capital Resources (continued)

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $750.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At March 31, 2010, we had no borrowings outstanding and full availability of the remaining $296.1 million under the Credit Facility after consideration of $453.9 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing availability at March 31, 2010.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. We maintained the required cash and equivalents of $455.6 million within the liquidity reserve accounts at March 31, 2010, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four quarters exceeds interest income over the last four quarters, excluding Financial Services. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended March 31, 2010 was negative 0.8. Due to the increase in our senior notes outstanding resulting from the Centex merger, we expect the required cash and equivalents to be maintained within the liquidity reserve accounts to increase during 2010. For the period ending June 30, 2010, we will be required to maintain cash and equivalents of $488.2 million within the liquidity reserve accounts, calculated as of March 31, 2010.

The Credit Facility contains certain financial covenants. We are required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. At March 31, 2010, our debt to tangible capital ratio (as defined in the Credit Facility) was 52.2% (compared with the requirement not to exceed 60.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $851.2 million. Violations of any of the covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which could require replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $4.3 billion of senior notes.

As of March 31, 2010, the Company was in compliance with all of the covenants under the Credit Facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the Credit Facility may be limited under the terms of the borrowing base.

In June 2009, the Company entered into the LOC Agreement, a five-year, unsecured letter of credit facility that permits the issuance of up to $200.0 million of letters of credit by the Company. The LOC Agreement supplements the Company’s existing letter of credit capacity included in our Credit Facility. At March 31, 2010, $41.5 million of letters of credit were outstanding under the LOC agreement.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its committed credit arrangements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At March 31, 2010, Pulte Mortgage had $58.6 million outstanding under three separate master repurchase agreements with total borrowing capacity of $175.0 million, subject to certain sublimits. Each of these agreements expires in 2010 as follows: $70.0 million of capacity in May, $35.0 million in July, and $70.0 million in September. The repurchase agreements contain various affirmative and negative covenants, including certain financial covenants. Based on current market conditions, there is a reasonable risk that Pulte Mortgage may not be able to comply with at least one of the required covenants prior to the maturity of the related repurchase agreement. Violations of any of the covenants in the repurchase agreements, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. Given the uncertainty in the capital markets, there can be no assurances that we will be able to renew or replace the repurchase agreements on commercially reasonable terms upon their expiration. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at March 31, 2010.

For the last three years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. There can be no assurances that we will be able to continue to generate positive cash flow at the same levels in the future. Should growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth.

Our net cash provided by operating activities for the three months ended March 31, 2010 was $677.6 million, compared with $290.8 million for the three months ended March 31, 2009. During the three months ended March 31, 2010, we received federal income tax refunds of $777.8 million compared with $362.0 million during the prior year period. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. For the three months ended March 31, 2009, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities. Cash flows from operations were also impacted by a net increase in inventories of $100.5 million during the three months ended March 31, 2010 compared with a net decrease in inventories of $53.9 million during the three months ended March 31, 2009.

Net cash used by investing activities was $0.7 million for the three months ended March 31, 2010, primarily as the result of investments in unconsolidated entities and capital expenditures offset by distributions from unconsolidated entities. Net cash used in investing activities was $27.5 million for the three months ended March 31, 2009, primarily resulting from capital expenditures.

Net cash provided by financing activities totaled $46.5 million for the three months ended March 31, 2010, primarily as the result of an increase in the amount outstanding under our Financial Services credit arrangements as a result of the higher volumes. Net cash used in financing activities for the three months ended March 31, 2009 totaled $172.1 million, which was largely attributable to repayments under our Financial Services credit arrangements as the result of lower volumes.

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

Contractual Obligations

There have been no other material changes to our contractual obligations from those disclosed in our “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

At March 31, 2010 and December 31, 2009, aggregate outstanding debt of unconsolidated joint ventures was $51.9 million and $69.5 million, respectively, of which our proportionate share of such joint venture debt was $24.8 million and $25.3 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $19.0 million for such joint venture debt at both March 31, 2010 and December 31, 2009. See Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2010 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2010, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of March 31, 2010 for the years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$47,427	$231,683	$236,961	$495,131	$813,996	$2,522,865	$4,348,063	$4,127,572
Average interest rate	4.55%	7.89%	6.40%	5.64%	5.44%	6.33%	6.15%
Limited recourse collateralized financing	$704	$839	$105	$42	$47	$137	$1,874	$1,874
Average interest rate	7.30%	7.36%	8.25%	10.00%	10.00%	10.00%	7.71%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3., Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, the possibility that the expected efficiencies and cost savings from the merger with Centex will not be realized, or will not be realized within the expected time period; the risk that the PulteGroup and Centex businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; interest rate changes and the availability of mortgage financing; continued volatility in, and potential further deterioration of, the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; the interpretation of tax, labor and environmental laws; changes in consumer confidence and preferences; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2010.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2010 to January 31, 2010	4,162	$10.49	—	$102,342	(1)

February 1, 2010 to February 28, 2010	131,018	$10.92	—	$102,342	(1)

March 1, 2010 to March 31, 2010	19,714	$11.25	—	$102,342	(1)

Total	154,894	$10.95	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the first quarter of 2010, a total of 154,894 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution of restricted stock units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among PulteGroup, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Filed herewith)

3(c)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(d)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

10(a)	Form of Restricted Stock Award agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Filed herewith)

10(b)	Form of Restricted Stock Award agreement (as amended) under Pulte Corporation 2000 Stock Incentive Plan for Key Employees (Filed herewith)

10(c)	Consulting Agreement dated as of February 11, 2010, between PulteGroup, Inc. and William J. Pulte (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on February 16, 2010)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: May 6, 2010