Form 10-Q
period 2010-06-30
PULTEGROUP INC/MI/
filed 2010-08-05
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares of common stock outstanding as of July 31, 2010: 382,709,085

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$2,746,626	$1,858,234
Restricted cash	29,001	32,376
Unfunded settlements	23,538	2,153
House and land inventory	4,883,049	4,940,358
Land held for sale	54,166	58,645
Land, not owned, under option agreements	63,742	174,132
Residential mortgage loans available-for-sale	243,561	166,817
Investments in unconsolidated entities	87,135	73,815
Goodwill	895,464	895,918
Intangible assets, net	181,998	188,548
Other assets	620,585	705,040
Income taxes receivable	86,631	955,186

	$9,915,496	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $68,356 and $104,418 in 2010 and 2009, respectively	$275,974	$278,333
Customer deposits	89,606	74,057
Accrued and other liabilities	1,609,530	1,843,545
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	75,402	18,394
Income tax liabilities	298,432	360,921
Senior notes	4,284,766	4,281,532

Total liabilities	6,633,710	6,856,782
Shareholders’ equity	3,281,786	3,194,440

	$9,915,496	$10,051,222

Note: The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’ omitted, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Homebuilding
Home sale revenues	$1,262,990	$653,711	$2,239,796	$1,218,444
Land sale revenues	6,745	4,171	19,731	4,781

	1,269,735	657,882	2,259,527	1,223,225
Financial Services	36,163	20,698	66,729	39,247

Total revenues	1,305,898	678,580	2,326,256	1,262,472

Homebuilding Cost of Revenues:
Home cost of revenues	1,104,456	724,891	1,954,551	1,622,829
Land cost of revenues	2,563	11,364	11,561	12,268

	1,107,019	736,255	1,966,112	1,635,097
Financial Services expenses	44,772	30,072	69,883	49,375
Selling, general and administrative expenses	157,415	122,263	318,721	248,822
Other expense (income), net	9,234	(23,375)	793	(19,412)
Interest income	(2,292)	(2,647)	(5,071)	(6,175)
Interest expense	1,018	436	1,500	914
Equity in (earnings) loss of unconsolidated entities	(5,542)	2,505	(5,448)	53,026

Loss before income taxes	(5,726)	(186,929)	(20,234)	(699,175)
Income tax expense (benefit)	(82,029)	2,536	(84,049)	5,108

Net income (loss)	$76,303	$(189,465)	$63,815	$(704,283)

Per share data:
Basic income (loss) per share	$0.20	$(0.74)	$0.17	$(2.77)

Diluted income (loss) per share	$0.20	$(0.74)	$0.17	$(2.77)

Cash dividends declared	$—	$—	$—	$—

Number of shares used in calculation:
Basic	378,618	254,764	378,185	254,672
Effect of dilutive securities	1,794	—	1,902	—

Diluted	380,412	254,764	380,087	254,672

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained
	Shares	$	Capital	(Loss)	Earnings	Total Equity
Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	895	9	8,608	—	—	8,617
Stock awards, net of cancellations	1,260	13	(13)	—	—	—
Stock repurchases	(151)	(2)	(1,230)	—	(517)	(1,749)
Stock-based compensation	—	—	16,485	—	—	16,485
Comprehensive income (loss):
Net income (loss)	—	—	—	—	63,815	63,815
Change in fair value of derivatives, net of tax	—	—	—	169	—	169
Foreign currency translation adjustments	—	—	—	9	—	9

Total comprehensive income (loss)	—	—	—	—	—	63,993

Shareholders’ Equity, June 30, 2010	382,694	$3,827	$2,959,587	$(2,071)	$320,443	$3,281,786

Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	89	1	590	—	—	591
Stock awards, net of cancellations	507	5	(5)	—	—	—
Stock repurchases	(158)	(2)	(856)	—	(747)	(1,605)
Stock-based compensation	—	—	16,898	—	—	16,898
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(704,283)	(704,283)
Change in fair value of derivatives, net of tax	—	—	—	547	—	547
Foreign currency translation adjustments	—	—	—	1,660	—	1,660

Total comprehensive income (loss)	—	—	—	—	—	(702,076)

Shareholders’ Equity, June 30, 2009	258,607	$2,586	$1,411,417	$(1,892)	$737,395	$2,149,506

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$63,815	$(704,283)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	33,315	476,649
Goodwill impairments	1,375	—
Amortization and depreciation	24,356	24,803
Stock-based compensation expense	16,485	16,898
Equity in (earnings) loss of unconsolidated entities	(5,448)	53,026
Distributions of earnings from unconsolidated entities	2,015	104
Gain on debt repurchases	—	(15,901)
Other, net	3,127	228
Increase (decrease) in cash due to:
Restricted cash	3,375	—
Inventories	19,267	132,756
Residential mortgage loans available-for-sale	(66,557)	206,356
Income taxes receivable	868,555	366,529
Other assets	53,995	39,132
Accounts payable, accrued and other liabilities	(105,122)	(198,934)
Income tax liabilities	(62,489)	2,587

Net cash provided by operating activities	850,064	399,950

Cash flows from investing activities:
Distributions from unconsolidated entities	3,693	234
Investments in unconsolidated entities	(19,619)	(13,110)
Net change in loans held for investment	(531)	2,502
Proceeds from the sale of fixed assets	1,068	1,112
Capital expenditures	(8,698)	(22,320)

Net cash used in investing activities	(24,087)	(31,582)

Cash flows from financing activities:
Net (repayments) borrowings under Financial Services credit arrangements	57,008	(209,209)
Net repayments of other borrowings	(1,464)	(179,029)
Issuance of common stock	8,617	591
Stock repurchases	(1,749)	(1,605)

Net cash provided by (used in) financing activities	62,412	(389,252)

Effect of exchange rate changes on cash and equivalents	3	1,660

Net increase (decrease) in cash and equivalents	888,392	(19,224)
Cash and equivalents at beginning of period	1,858,234	1,655,264

Cash and equivalents at end of period	$2,746,626	$1,636,040

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$4,412	$3,733

Income taxes paid (refunded), net	$(890,109)	$(364,031)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Write-off of deposits and pre-acquisition costs	$2,309	$339	$2,852	$972
Lease exit and related costs	1,257	323	2,612	2,482
Amortization of intangible assets	3,275	2,038	6,550	4,076
Gain on debt retirements - corporate	—	(15,901)	—	(15,901)
Goodwill impairments	1,375	—	1,375	—
Miscellaneous expense (income), net	1,018	(10,174)	(12,596)	(11,041)

	$9,234	$(23,375)	$793	$(19,412)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2010, 21.4 million anti-dilutive outstanding stock options were excluded from the calculations. For the three and six months ended June 30, 2009, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Under Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities under the ASC, there were no earnings attributable to restricted shareholders during the three and six months ended June 30, 2010 or 2009.

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

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $63.7 million and $127.1 million at June 30, 2010 and December 31, 2009, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of June 30, 2010 and December 31, 2009 ($000’s omitted):

	June 30, 2010				December 31, 2009
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$41,841	$31,328	$25,115	(a)	$22,298	$73,914	$63,953	(a)
Unconsolidated VIEs	30,659	345,612	—		24,320	283,044	—
Other land option agreements	29,769	427,336	38,627	(b)	96,884	309,585	110,179	(b)

	$102,269	$804,276	$63,742		$143,502	$666,543	$174,132

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.
(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $753.9 million at June 30, 2010 and $599.8 million at December 31, 2009.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one- to two-year comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Warranty liability, beginning of period	$88,767	$50,130	$96,110	$58,178
Warranty reserves provided	15,169	5,917	25,308	11,384
Payments	(18,666)	(8,333)	(36,776)	(18,196)
Other adjustments	(1,033)	(5,484)	(405)	(9,136)

Warranty liability, end of period	$84,237	$42,230	$84,237	$42,230

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At June 30, 2010 and December 31, 2009, residential mortgage loans available-for-sale had an aggregate fair value of $243.6 million and $166.8 million, respectively, and an aggregate outstanding principal balance of $230.8 million and $166.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $2.3 million and ($0.2) million for the three months ended June 30, 2010 and 2009, respectively, and $1.9 million and ($0.9) million for the six months ended June 30, 2010 and 2009, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $20.3 million and $12.0 million during the three months ended June 30, 2010 and 2009, respectively, and $35.1 million and $22.0 million for the six months ended June 30, 2010 and 2009, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.6 million and $1.8 million at June 30, 2010 and December 31, 2009, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $6.1 million and $4.3 million during the three months ended June 30, 2010 and 2009, respectively, and $12.8 million and $7.2 million during the six months ended June 30, 2010 and 2009, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At June 30, 2010 and December 31, 2009, the Company had interest rate lock commitments in the amount of $176.7 million and $126.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor. At June 30, 2010, the Company had unexpired cash forward contracts and whole loan investor commitments of $318.5 million and $61.7 million, respectively, compared with cash forward contracts and whole loan investor commitments of $257.9 million and $23.8 million, respectively, at December 31, 2009.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At June 30, 2010, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	June 30, 2010		December 31, 2009
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$9,091	$12	$2,213	$298
Forward contracts	229	6,653	2,703	228
Whole loan commitments	1,343	26	920	10

	$10,663	$6,691	$5,836	$536

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The Company adopted ASC 860 as of January 1, 2010, which did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASU 2009-17”). ASU 2009-17 amended the consolidation guidance for VIEs, requires ongoing reassessment to determine whether a VIE must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The Company adopted ASU 2009-17 as of January 1, 2010. As a result of the adoption, the Company de-consolidated six VIEs that were consolidated at December 31, 2009, which reduced land, not owned, under option agreements and accrued and other liabilities in the Consolidated Balance Sheets by $47.1 million.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”), amending ASC 820 to increase disclosure requirements regarding recurring and nonrecurring fair value measurements. The Company adopted ASU 2010-06 as of January 1, 2010, except for the disclosures about activity in Level 3 fair value measurements which will be effective for the Company’s fiscal year beginning January 1, 2011. The adoption of ASC 820 did not have a material impact on the Company’s financial statements and is not expected to have a material impact on the Company’s financial statements once fully implemented.

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

The following table summarizes the calculation of the fair value of the total consideration transferred and the amounts recognized as of the acquisition date (000’s omitted, except per share data):

Calculation of consideration transferred
Centex common shares exchanged (including restricted stock)	124,484
Centex restricted stock units exchanged	373

124,857
Exchange ratio	0.975

PulteGroup common shares and restricted stock units issued	121,736
Closing price per share of PulteGroup common stock, as of August 18, 2009	$12.33

Consideration attributable to common stock	$1,501,005
Consideration attributable to PulteGroup equity awards exchanged for Centex equity awards (a)	4,036
Cash paid for fractional shares	50

Total consideration transferred	$1,505,091

Assets acquired and liabilities assumed
Cash and equivalents	$1,748,792
Restricted cash	24,037
Inventory	2,053,329
Residential mortgage loans available-for sale	129,955
Intangible assets	100,000
Goodwill (b)	1,461,422
Other assets	447,274

Total assets acquired	5,964,809
Accounts payable	(111,905)
Accrued and other liabilities	(1,121,443)
Income tax liabilities	(141,054)
Senior notes	(3,085,316)

Total liabilities assumed	(4,459,718)

Total net assets acquired	$1,505,091

(a)	Reflects the portion of the fair value of the awards attributable to pre-merger employee service. The remaining fair value of the awards will be recognized in PulteGroup’s operating results over the applicable periods.
(b)	Goodwill resulting from the Centex merger is not deductible for federal income tax purposes, though as of the merger date Centex had approximately $39 million of goodwill deductible for tax purposes related to prior acquisitions.

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

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. Amortization expense for these assets totaled $1.2 million and $2.5 million for the three and six months ended June 30, 2010, respectively, and is included in the Consolidated Statements of Operations within other expense (income), net. The remaining $4.0 million of acquired intangible assets related to acquired backlog at August 18, 2009 and was amortized in 2009 as the related customer orders closed.

During the three months ended June 30, 2010, the Company completed its business combination accounting. This resulted in an increase to goodwill of $2.5 million related to the completion of a final valuation of self-insurance liabilities assumed with the Centex merger.

Goodwill largely consists of the expected economic value attributable to Centex’s deferred tax assets and expected synergies resulting from the merger. As of the merger date, Centex had $1.3 billion of deferred tax assets, which were substantially offset by a valuation allowance due to the uncertainty of realization. While the ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods, the Company believes that such assets have a significant economic value given their long life and the Company’s expectations regarding future operating results. As discussed in Note 9, a portion of the economic value of these deferred tax assets was recognized in the fourth quarter of 2009. The Company also expects the combined entity to achieve significant savings in corporate and divisional overhead costs and interest costs. Additional synergies are expected in the areas of purchasing leverage and integrating the combined organization’s best practices in operational effectiveness. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.

Supplemental pro forma information

The following represents pro forma operating results as if Centex had been included in the Company’s Condensed Consolidated Statements of Operations as of January 1, 2009 ($000’s omitted, except per share data):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue	$1,252,553	$2,659,660
Net loss	$(107,588)	$(1,031,157)
Loss per common share - basic and diluted	$(0.29)	$(2.74)

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Goodwill

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the merger date, has been recorded in connection with various acquisitions and is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. As further explained in Note 2, the Company recorded $1.5 billion of goodwill in connection with the Centex merger. In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and the recorded carrying value. The determination of fair value is significantly impacted by estimates related to current market valuations, current and future economic conditions in each of the Company’s geographical markets, and the Company’s strategic plans within each of its markets. Due to uncertainties in the estimation process and significant volatility in demand for new housing, actual results could differ significantly from such estimates. The determinations of fair value in allocating goodwill at the Centex merger date (August 18, 2009) and at the goodwill impairment assessment date (October 31, 2009) followed the same process using similar long-term assumptions. The primary difference is that the valuation at the merger date was based on only the acquired Centex operations reconciled to the purchase price for the Centex merger while the valuation at the assessment date was based on the integrated operations of each reporting unit reconciled to the Company’s overall market capitalization. This valuation approach at the assessment date was consistent with the Company’s operating structure following the merger in that all acquired Centex operations were integrated with the Pulte operations and managed and forecasted at the local market level, not according to legacy operations.

During the fourth quarter of 2009, the Company performed its annual goodwill impairment test and determined that $563.0 million of goodwill was impaired. This impairment resulted from a number of factors, including:

•

a significant decline in the Company’s overall market capitalization between the Centex merger date and the goodwill assessment date, which implied that the fair values of the Company’s reporting units had decreased;

•

the requirement under ASC 350 to allocate all goodwill to the Company’s reporting units even though a significant portion of the goodwill is attributable to the economic value of deferred tax assets and corporate and financing synergies that are not directly reflected in the fair values of the individual reporting units; and

•

the relationship of the Company’s market capitalization to the Company’s stockholders’ equity, which were approximately equal. This implied that some reporting units would likely have an excess of fair value above carrying value while others would have a deficiency, which is consistent with the impairment results.

If management’s expectations of future results and cash flows for any of its reporting units decrease significantly, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased, which may result in an impairment of goodwill. Of the Company’s remaining goodwill of $895.5 million at June 30, 2010, $543.9 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

As explained in Note 2, the Company recorded an increase of $2.5 million to goodwill in the three months ended June 30, 2010 in conjunction with completing its business combination accounting for the Centex merger. As a result, the Company reperformed the fourth quarter 2009 goodwill impairment test using the revised goodwill figure and recorded an additional impairment of $1.4 million. We recorded the impairment in other expense (income), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2010. The Company also disposed of $1.6 million of goodwill in connection with the sale of the retail title operations acquired with the Centex merger. The following summarizes the change in goodwill during 2010 ($000’s omitted):

Balance at December 31, 2009	$895,918
Adjustments	2,514
Impairments	(1,375)
Dispositions	(1,593)

Balance at June 30, 2010	$895,464

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Restructuring

The Company has taken a series of actions both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Employee severance benefits	$1,438	$1,171	$4,831	$3,969
Lease exit costs	1,868	322	2,654	2,394
Other	—	1	569	88

Total restructuring charges	$3,306	$1,494	$8,054	$6,451

Financial Services expenses for the three and six months ended June 30, 2010 include $1.2 million and $1.5 million, respectively, of total restructuring charges. All other employee severance benefits are included within selling, general and administrative expense while all other lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liabilities for employee severance benefits and exited leases totaled $4.2 million and $28.5 million, respectively, at June 30, 2010 and $14.2 million and $38.6 million, respectively, at December 31, 2009. Substantially all of the employee severance benefits will be paid in 2010, while cash expenditures related to lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

5.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30, 2010	December 31, 2009
Homes under construction	$1,456,878	$1,492,894
Land under development	2,531,471	2,370,876
Land held for future development	894,700	1,076,588

	$4,883,049	$4,940,358

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale (continued)

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for the three and six months ended June 30, 2010 included $5.2 million and $6.2 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $10.2 million and $42.0 million, respectively for the three and six months ended June 30, 2009. The level of the Company’s active inventory was lower than the Company’s debt level at June 30, 2010. Therefore, $0.6 million of Homebuilding interest costs were expensed directly to interest expense. As a result of the Company’s inventory management strategies and potential future inventory impairments, it is reasonably possible that the Company’s debt levels will continue to exceed the amount of the Company’s active inventory at some point during the remainder of 2010, which would require the Company to expense some portion of its Homebuilding interest costs as incurred.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest in inventory, beginning of period	$281,261	$168,351	$239,365	$170,020
Interest capitalized	67,289	52,365	136,185	105,701
Interest expensed	(37,928)	(33,318)	(64,928)	(88,323)

Interest in inventory, end of period	$310,622	$187,398	$310,622	$187,398

Homebuilding interest incurred*	$67,878	$52,365	$136,774	$105,701

*	Homebuilding interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale (continued)

Land and community valuation adjustments (continued)

The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. The weak market conditions throughout the homebuilding industry in recent years have resulted in lower than expected revenues and gross margins. As a result, a portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators and were accordingly tested for impairment. As required by ASC 360, the Company compared the expected undiscounted cash flows for these communities to their carrying values. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2010			2009
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	10	$7.2	$4.5	116	$351.2	$358.6
June 30	16	35.1	25.6	43	82.4	109.2

			$30.1			$467.8

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale (continued)

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. During the three months ended June 30, 2010, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 30 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 18%, with an aggregate average of 13%. The overall stabilization experienced in the homebuilding industry resulted in a significant reduction in the level of valuation adjustments recorded during the three and six months ended June 30, 2010 as compared with the same periods in 2009. However, if conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was adjusted to net realizable value. During the three month periods ended June 30, 2010 and 2009, the Company recognized net realizable value adjustments related to land held for sale of $(0.2) million and $7.3 million, respectively, and $0.4 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	June 30, 2010	December 31, 2009
Land held for sale, gross	$79,671	$84,495
Net realizable value reserves	(25,505)	(25,850)

Land held for sale, net	$54,166	$58,645

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $2.3 million and $0.3 million during the three months ended June 30, 2010 and 2009, respectively, and $2.9 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its Homebuilding operating segments are its Areas. In the third quarter of 2009, in connection with the Centex merger, the Company realigned the organizational structure for certain of its markets. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are located in the following geographies:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, District of Columbia

Southeast:	Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Florida, Texas

Midwest:	Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Arizona, Nevada, New Mexico

*West:	California, Oregon, Washington

*	The Company’s homebuilding operations located in Reno, Nevada are reported in the West segment, while its remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Northeast	$200,555	$95,640	$388,785	$149,300
Southeast	224,629	85,268	397,618	161,853
Gulf Coast	349,400	158,796	604,207	302,718
Midwest	157,142	70,122	257,199	140,500
Southwest	126,534	138,231	229,904	273,621
West	189,969	109,825	358,878	195,233
Other homebuilding (a)	21,506	—	22,936	—

	1,269,735	657,882	2,259,527	1,223,225
Financial Services	36,163	20,698	66,729	39,247

Consolidated revenues	$1,305,898	$678,580	$2,326,256	$1,262,472

Income (loss) before income taxes:
Northeast	$11,800	$(11,088)	$19,507	$(129,463)
Southeast	14,895	(22,899)	21,777	(41,141)
Gulf Coast	17,137	(40,624)	13,739	(146,072)
Midwest	1,198	(9,758)	(2,316)	(47,804)
Southwest	6,147	(43,983)	9,922	(176,483)
West	7,893	(24,229)	20,999	(69,702)
Other homebuilding (a)	(47,271)	(34,902)	(83,665)	(84,251)

	11,799	(187,483)	(37)	(694,916)
Financial Services (b)	(8,585)	(9,370)	(3,113)	(10,118)

Total segment income (loss) before income taxes	3,214	(196,853)	(3,150)	(705,034)
Other non-operating (c)	(8,940)	9,924	(17,084)	5,859

Consolidated loss before income taxes (d)	$(5,726)	$(186,929)	$(20,234)	$(699,175)

(a)	Other homebuilding includes the Company’s operations in Hawaii and Puerto Rico, certain wind down operations, amortization of intangible assets, and amortization of capitalized interest. Capitalized interest amortization totaled $37.9 million and $33.3 million for the three months ended June 30, 2010 and 2009, respectively, and $64.9 million and $88.3 million for the six months ended June 30, 2010 and 2009, respectively.
(b)	Financial Services income before income taxes includes interest expense of $0.6 million and $0.3 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. Financial Services income before income taxes includes interest income of $1.5 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.9 million and $3.1 million for the six months ended June 30, 2010 and 2009, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.
(d)	Consolidated loss before income taxes includes selling, general and administrative expenses of $157.4 million and $122.3 million for the three months ended June 30, 2010 and 2009, respectively, and $318.7 million and $248.8 million for the six months ended June 30, 2010 and 2009, respectively.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Land and community valuation adjustments:
Northeast	$382	$26	$382	$74,501
Southeast	95	16,168	95	24,316
Gulf Coast	5,276	30,828	8,027	121,897
Midwest	4,266	7,185	4,570	35,044
Southwest	—	20,844	—	111,108
West	10,335	23,973	10,798	58,984
Other homebuilding (a)	5,192	10,212	6,211	41,974

	$25,546	$109,236	$30,083	$467,824

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$4,574	$—	$4,796
Southeast	—	310	—	310
Gulf Coast	(184)	2,327	321	3,024
Midwest	—	—	—	—
Southwest	—	—	—	—
West	—	50	59	(277)

	$(184)	$7,261	$380	$7,853

Write-off of deposits and pre-acquisition costs (b):
Northeast	$27	$100	$(3)	$279
Southeast	151	86	218	530
Gulf Coast	21	46	495	46
Midwest	10	—	30	1
Southwest	45	—	47	(1)
West	2,055	107	2,065	117

	$2,309	$339	$2,852	$972

Impairments of investments in unconsolidated joint ventures:
Northeast	$—	$—	$—	$31,121
Southwest	—	—	—	19,305
West	—	—	1,908	—
Other homebuilding	—	2,428	—	2,428

	$—	$2,428	$1,908	$52,854

Total valuation adjustments and write-offs	$27,671	$119,264	$35,223	$529,503

(a)	Includes $5.2 million and $6.2 million of write-offs of capitalized interest related to land and community valuation adjustments during the three and six months ended June 30, 2010, respectively, and $10.2 million and $42.0 million for the three and six months ended June 30, 2009, respectively.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	June 30, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$243,714	$476,627	$152,643	$872,984	$1,017,593
Southeast	231,773	330,577	130,580	692,930	748,937
Gulf Coast	325,622	650,027	226,136	1,201,785	1,399,747
Midwest	182,682	228,428	26,742	437,852	461,679
Southwest	188,430	489,536	179,378	857,344	948,919
West	208,789	159,666	110,015	478,470	574,754
Other homebuilding (a)	75,868	196,610	69,206	341,684	1,435,951

	1,456,878	2,531,471	894,700	4,883,049	6,587,580
Financial Services	—	—	—	—	319,555
Other non-operating (b)	—	—	—	—	3,008,361

	$1,456,878	$2,531,471	$894,700	$4,883,049	$9,915,496

	December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$273,238	$256,486	$382,828	$912,552	$1,169,059
Southeast	213,216	356,295	68,408	637,919	788,289
Gulf Coast	318,598	684,598	229,251	1,232,447	1,427,229
Midwest	172,900	241,069	28,760	442,729	468,192
Southwest	191,145	522,709	165,604	879,458	951,346
West	239,613	166,948	126,262	532,823	634,012
Other homebuilding (a)	84,184	142,771	75,475	302,430	1,463,359

	1,492,894	2,370,876	1,076,588	4,940,358	6,901,486
Financial Services	—	—	—	—	250,828
Other non-operating (b)	—	—	—	—	2,898,908

	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

(a)	Other homebuilding primarily includes operations in Hawaii, Puerto Rico, certain wind down operations, and capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	June 30, 2010	December 31, 2009
Number of joint ventures with limited recourse guaranties	2	3
Number of joint ventures with debt non-recourse to Pulte	3	5
Number of other active joint ventures	21	19

Total number of active joint ventures	26	27

Investments in joint ventures with limited recourse guaranties	$—	$19,611
Investments in joint ventures with debt non-recourse to Pulte	13,145	12,859
Investments in other joint ventures	73,990	41,345

Total investments in unconsolidated entities	$87,135	$73,815

Total joint venture debt	$18,899	$69,488
Pulte’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,675	$18,970
Joint venture debt non-recourse to Pulte	4,941	6,357

Pulte’s total proportionate share of joint venture debt	$6,616	$25,327

During the three and six months ended June 30, 2010, the Company recognized income from its unconsolidated joint ventures of $5.5 million and $5.4 million, respectively, including impairments of $1.9 million for the six months ended June 30, 2010. During the three and six months ended June 30, 2009, the Company recognized a loss from its unconsolidated joint ventures of $2.5 million and $53.0 million, respectively, including impairments totaling $2.4 million and $52.9 million, respectively. During the six months ended June 30, 2010 and 2009, the Company made capital contributions of $19.6 million and $13.1 million, respectively, to its joint ventures and received capital and earnings distributions of $5.7 million and $0.3 million, respectively, from its joint ventures.

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

A joint venture agreement providing limited recourse guaranties requires the Company and other members of the joint venture to guarantee for the benefit of the lender the completion of the project if the joint venture does not perform the required development and an increment of interest on the loan. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million, representing 12% of the total pre-foreclosure exposure of the joint venture, and which is excluded from the above table.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Investments in unconsolidated entities (continued)

Additionally, the Company has agreed to indemnify the lenders for the two joint ventures with limited recourse guaranties for certain environmental contingencies, and the guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under the bankruptcy or environmental guaranties described above.

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

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended June 30, 2010. The Company had remaining authorization to purchase $102.3 million of common stock at June 30, 2010.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2010 and 2009, the Company repurchased $1.7 million and $1.6 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30, 2010	December 31, 2009
Foreign currency translation adjustments:
Mexico	$54	$45
Fair value of derivatives, net of income taxes of $2,086 in 2010 and 2009	(2,125)	(2,294)

	$(2,071)	$(2,249)

9.	Income taxes

The Company’s income tax (benefit) expense was $(82.0) million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $(84.0) million and $5.1 million for the six months ended June 30, 2010 and 2009, respectively. Due to the effects of our deferred tax valuation allowance and changes in our unrecognized tax benefits, our effective tax rates in 2010 and 2009 are not meaningful as our income tax (benefit) expense is not directly correlated to the amount of our pretax income (loss). The income tax benefits for 2010 were primarily due to the favorable resolution of certain federal and state income tax matters that resulted in a total income tax benefit of $87.4 million for the three and six months ended June 30, 2010.

The Company had income taxes receivable of $86.6 million and $955.2 million at June 30, 2010 and December 31, 2009, respectively. Income taxes receivable at December 31, 2009 related primarily to the carryback of 2009 federal net operating losses under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company received federal income tax refunds of $881.6 million during the six months ended June 30, 2010. The income taxes receivable at June 30, 2010 generally represent federal and state tax refunds from amended returns and state net operating loss carrybacks.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Income taxes (continued)

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At both June 30, 2010 and December 31, 2009, the Company had net deferred tax assets of $2.3 billion, which were offset by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership net operating losses and built-in losses or deductions will be limited under Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $68.0 million per year for net operating losses, losses realized on built-in loss assets that are sold within five years of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards, built-in losses, and certain deductions not being available for use by the Company.

At June 30, 2010 and December 31, 2009, the Company had $248.2 million and $326.1 million, respectively, of gross unrecognized tax benefits and $62.4 million and $80.6 million, respectively, of accrued penalties and interest. The decreases in unrecognized tax benefits and accrued penalties and interest were primarily attributable to the aforementioned favorable resolution of certain federal and state income tax matters. The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $72.7 million, excluding interest and penalties, primarily due to potential settlements and expirations of certain statutes of limitations. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2010.

10.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

				Fair Value at June 30, 2010
Financial Instrument	Level 1	Level 2	Level 3
Residential mortgage loans available-for-sale	$—	$243,561	$—	$243,561
Whole loan commitments	—	1,317	—	1,317
Interest rate lock commitments	—	5,450	—	5,450
Forward contracts	—	(6,423)	—	(6,423)

	$—	$243,905	$—	$243,905

See Note 1 of these Condensed Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Fair value disclosures (continued)

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

				Fair Value at June 30, 2010
	Level 1	Level 2	Level 3
Loans held for investment	$—	$5,945	$—	$5,945
House and land inventory	—	—	35,122	35,122

	$—	$5,945	$35,122	$41,067

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For house and land inventory, see Note 5 of these Condensed Consolidated Financial Statements for a more detailed discussion of the valuation method used.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At June 30, 2010, the fair value of the senior notes outstanding approximated $4.1 billion compared with the carrying value of $4.3 billion. The carrying value of collateralized short-term debt approximates fair value. Borrowings under Financial Services’ credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

11.	Debt and other financing arrangements

The Company’s senior notes are summarized as follows ($000’s omitted):

	June 30, 2010	December 31, 2009
4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	$47,689	$48,082
7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	87,992	90,046
8.125% unsecured senior notes, issued by PulteGroup, Inc. due 2011, (a)	13,896	13,892
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2011 (c)	132,056	131,995
7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	115,538	117,249
5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	128,494	128,916
6.25% unsecured senior notes, issued by PulteGroup, Inc. due 2013 (c)	224,650	224,542
5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	260,346	258,874
5.25% unsecured senior notes, issued by PulteGroup, Inc. due 2014 (c)	463,882	463,865
5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	337,865	336,299
5.2% unsecured senior notes, issued by PulteGroup, Inc. due 2015 (c)	292,613	292,586
5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	418,444	415,262
6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	465,391	464,139
7.625% unsecured senior notes, issued by PulteGroup, Inc. due 2017 (a)	149,210	149,156
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2032 (c)	299,043	299,021
6.375% unsecured senior notes, issued by PulteGroup, Inc. due 2033 (c)	398,307	398,271
6.0% unsecured senior notes, issued by PulteGroup, Inc. due 2035 (c)	299,350	299,337
7.375% unsecured senior notes, issued by PulteGroup, Inc. due 2046 (d)	150,000	150,000

Total senior notes - carrying value	$4,284,766	$4,281,532

Estimated fair value	$4,063,704	$4,087,269

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, assumed by PulteGroup, Inc., and guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(d)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Debt and other financing arrangements (continued)

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to certain repurchase agreements and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. As of June 30, 2010, Pulte Mortgage had a combination of repurchase agreements in place that provided borrowing capacity totaling $105.0 million. Each of the agreements expires in September 2010.

12.	Commitments and contingencies

Loan repurchase liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, the Company’s mortgage operations also provide limited indemnities for certain loans sold to the investors. If determined to be at fault, the Company either repurchases the loans from the investors or reimburses the investors’ losses. The Company establishes liabilities for such anticipated losses based upon, among other things, historical loss rates, trends in loan originations, and the geographic location of the underlying collateral. Effective with the Centex merger, the Company assumed loan repurchase liabilities totaling $52.6 million. Beginning in 2009, the Company experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. The vast majority of these losses relate to loans originated in 2005 through 2007 when lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Liabilities, beginning of period	$94,088	$2,823	$105,914	$3,240
Provision for losses	17,210	10,771	16,856	12,125
Settlements	(8,060)	(2,069)	(19,532)	(3,840)

Liabilities, end of period	$103,238	$11,525	$103,238	$11,525

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At June 30, 2010 and December 31, 2009, the Company had recorded $214.8 million and $224.3 million, respectively, in accrued liabilities for outstanding CDD obligations.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At June 30, 2010 and December 31, 2009 the Company had outstanding letters of credit and surety bonds totaling $1.9 billion and $2.0 billion, respectively.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Commitments and contingencies (continued)

Letters of credit and surety bonds (continued)

In addition, the Company is subject to approximately $1.1 billion of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $150.0 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business has indemnified the Company against potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400 million and terminates in 2016, if not previously terminated by the Company.

Litigation

The Company is involved in various litigation incidental to its business operations. While the outcome of such litigation cannot be predicted with certainty, management does not believe that the resolution of such litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

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

The Company reserves for costs to cover its self-insured and deductible amounts under these policies, some of which are maintained in its wholly-owned captive insurance subsidiaries, and for any costs of claims and related lawsuits, based on an analysis of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. These estimates are subject to a high degree of uncertainty due to a variety of factors, including extended lag times in the reporting and resolution of claims, which generally occur over several years and can occur in excess of ten years, and trends or changes in claim settlement patterns, insurance industry practices, and legal interpretations. As a result, actual costs could differ significantly from the estimated amounts. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s reserves for such items totaled $577.7 million and $566.7 million at June 30, 2010 and December 31, 2009 respectively. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$—	$2,371,648	$374,978	$—	$2,746,626
Restricted cash	—	4,034	24,967	—	29,001
Unfunded settlements	—	27,476	(3,938)	—	23,538
House and land inventory	—	4,879,045	4,004	—	4,883,049
Land held for sale	—	54,166	—	—	54,166
Land, not owned, under option agreements	—	63,742	—	—	63,742
Residential mortgage loans available-for-sale	—	—	243,561	—	243,561
Securities purchased under agreements to resell	76,900	—	(76,900)	—	—
Investments in unconsolidated entities	1,519	81,552	4,064	—	87,135
Goodwill	—	895,464	—	—	895,464
Intangible assets, net	—	181,998	—	—	181,998
Other assets	30,053	527,968	62,564	—	620,585
Income taxes receivable	86,631	—	—	—	86,631
Deferred income tax assets	(29,784)	31	29,753	—	—
Investments in subsidiaries and intercompany accounts, net	7,809,543	3,117,309	4,536,719	(15,463,571)	—

	$7,974,862	$12,204,433	$5,199,772	$(15,463,571)	$9,915,496

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$109,878	$1,375,608	$489,624	$—	$1,975,110
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	—	75,402	—	75,402
Income tax liabilities	298,432	—	—	—	298,432
Senior notes	4,284,766	—	—	—	4,284,766

Total liabilities	4,693,076	1,375,608	565,026	—	6,633,710
Total shareholders’ equity	3,281,786	10,828,825	4,634,746	(15,463,571)	3,281,786

	$7,974,862	$12,204,433	$5,199,772	$(15,463,571)	$9,915,496

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,262,990	$—	$—	$1,262,990
Land sale revenues	—	6,745	—	—	6,745

	—	1,269,735	—	—	1,269,735
Financial Services	—	1,097	35,066	—	36,163

	—	1,270,832	35,066	—	1,305,898

Homebuilding Cost of Revenues
Home cost of revenues	—	1,104,456	—	—	1,104,456
Land cost of revenues	—	2,563	—	—	2,563

	—	1,107,019	—	—	1,107,019
Financial Services expenses	188	(2,782)	47,366	—	44,772
Selling, general and administrative expenses	15,533	131,988	9,894	—	157,415
Other expense (income), net	(36)	11,081	(1,811)	—	9,234
Interest income	—	(2,176)	(116)	—	(2,292)
Interest expense	1,018	—	—	—	1,018
Intercompany interest	42,867	(42,937)	70	—	—
Equity in earnings (loss) of unconsolidated entities	(1)	(5,756)	215	—	(5,542)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(59,569)	74,395	(20,552)	—	(5,726)
Income tax expense (benefit)	13,480	(92,996)	(2,513)	—	(82,029)

Income (loss) before equity in earnings (loss) of subsidiaries	(73,049)	167,391	(18,039)	—	76,303
Equity in earnings (loss) of subsidiaries	149,352	(10,643)	137,487	(276,196)	—

Net income (loss)	$76,303	$156,748	$119,448	$(276,196)	$76,303

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$2,239,796	$—	$—	$2,239,796
Land sale revenues	—	19,731	—	—	19,731

	—	2,259,527	—	—	2,259,527
Financial Services	—	2,019	64,710	—	66,729

	—	2,261,546	64,710	—	2,326,256

Homebuilding Cost of Revenues
Home cost of revenues	—	1,954,551	—	—	1,954,551
Land cost of revenues	—	11,561	—	—	11,561

	—	1,966,112	—	—	1,966,112
Financial Services expenses	371	(2,029)	71,541	—	69,883
Selling, general and administrative expenses	33,514	264,277	20,930	—	318,721
Other expense (income), net	(45)	4,970	(4,132)	—	793
Interest income	—	(4,846)	(225)	—	(5,071)
Interest expense	1,500	—	—	—	1,500
Intercompany interest	83,907	(83,977)	70	—	—
Equity in earnings (loss) of unconsolidated entities	(7)	(5,390)	(51)	—	(5,448)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(119,240)	122,429	(23,423)	—	(20,234)
Income tax expense (benefit)	3,341	(83,925)	(3,465)	—	(84,049)

Income (loss) before equity in earnings (loss) of subsidiaries	(122,581)	206,354	(19,958)	—	63,815
Equity in earnings (loss) of subsidiaries	186,396	(5,429)	174,102	(355,069)	—

Net income (loss)	$63,815	$200,925	$154,144	$(355,069)	$63,815

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$653,711	$—	$—	$653,711
Land sale revenues	—	4,171	—	—	4,171

	—	657,882	—	—	657,882
Financial Services	—	2,344	18,354	—	20,698

	—	660,226	18,354	—	678,580

Homebuilding Cost of Revenues
Home cost of revenues	—	724,891	—	—	724,891
Land cost of revenues	—	11,364	—	—	11,364

	—	736,255	—	—	736,255
Financial Services expenses	90	1,685	28,297	—	30,072
Selling, general and administrative expenses	15,093	106,298	872	—	122,263
Other expense (income), net	(15,901)	(8,534)	1,060	—	(23,375)
Interest income	—	(2,179)	(468)	—	(2,647)
Interest expense	436	—	—	—	436
Intercompany interest	59,373	(59,373)	—	—	—
Equity in earnings (loss) of unconsolidated entities	—	(44)	2,549	—	2,505

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(59,091)	(113,882)	(13,956)	—	(186,929)
Income tax expense (benefit)	2,909	3,487	(3,860)	—	2,536

Income (loss) before equity in earnings (loss) of subsidiaries	(62,000)	(117,369)	(10,096)	—	(189,465)
Equity in earnings (loss) of subsidiaries	(127,465)	(6,224)	(66,021)	199,710	—

Net income (loss)	$(189,465)	$(123,593)	$(76,117)	$199,710	$(189,465)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,218,444	$—	$—	$1,218,444
Land sale revenues	—	4,781	—	—	4,781

	—	1,223,225	—	—	1,223,225
Financial Services	—	4,323	34,924	—	39,247

	—	1,227,548	34,924	—	1,262,472

Homebuilding Cost of Revenues
Home cost of revenues	—	1,622,829	—	—	1,622,829
Land cost of revenues	—	12,268	—	—	12,268

	—	1,635,097	—	—	1,635,097
Financial Services expenses	349	3,139	45,887	—	49,375
Selling, general and administrative expenses	29,697	217,646	1,479	—	248,822
Other expense (income), net	(15,901)	(4,830)	1,319	—	(19,412)
Interest income	(1)	(5,120)	(1,054)	—	(6,175)
Interest expense	914	—	—	—	914
Intercompany interest	116,088	(116,088)	—	—	—
Equity in earnings (loss) of unconsolidated entities	—	50,428	2,598	—	53,026

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(131,146)	(552,724)	(15,305)	—	(699,175)
Income tax expense (benefit)	3,348	6,020	(4,260)	—	5,108

Income (loss) before equity in earnings (loss) of subsidiaries	(134,494)	(558,744)	(11,045)	—	(704,283)
Equity in earnings (loss) of subsidiaries	(569,789)	(6,852)	(439,688)	1,016,329	—

Net income (loss)	$(704,283)	$(565,596)	$(450,733)	$1,016,329	$(704,283)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$795,240	$152,852	$(98,028)	$—	$850,064

Distributions from unconsolidated entities	—	3,693	—	—	3,693
Investments in unconsolidated entities	—	(19,619)	—	—	(19,619)
Investment in subsidiaries	(836)	(4,466)	(835)	6,137	—
Net change in loans held for investment	—	—	(531)	—	(531)
Proceeds from the sale of fixed assets	—	1,063	5	—	1,068
Capital expenditures	—	(7,775)	(923)	—	(8,698)

Net cash provided by (used in) investing activities	(836)	(27,104)	(2,284)	6,137	(24,087)

Cash flows from financing activities:
Net borrowings under Financial Services credit arrangements	—	—	57,008	—	57,008
Repayment of other borrowings	—	(1,464)	—	—	(1,464)
Capital contributions from parent	—	835	5,302	(6,137)	—
Advances (to) from affiliates	(801,272)	744,845	56,427	—	—
Issuance of common stock	8,617	—	—	—	8,617
Stock repurchases	(1,749)	—	—	—	(1,749)

Net cash provided by (used in) financing activities	(794,404)	744,216	118,737	(6,137)	62,412

Effect of exchange rate changes on cash and equivalents	—	—	3	—	3

Net increase in cash and equivalents	—	869,964	18,428	—	888,392
Cash and equivalents at beginning of period		1,501,684	356,550		1,858,234

Cash and equivalents at end of period	$—	$2,371,648	$374,978	$—	$2,746,626

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$226,833	$(12,408)	$185,525	$—	$399,950

Distributions from unconsolidated entities	—	234	—	—	234
Investments in unconsolidated entities	—	(13,110)	—	—	(13,110)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(11,441)	(3,439)	(9,601)	24,481	—
Net change in loans held for investment	—	—	2,502	—	2,502
Proceeds from the sale of fixed assets	—	1,107	5	—	1,112
Capital expenditures	—	(20,777)	(1,543)	—	(22,320)

Net cash provided by (used in) investing activities	(8,082)	(35,985)	(8,637)	21,122	(31,582)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(209,209)	—	(209,209)
Repayment of other borrowings	(175,761)	(3,268)	—	—	(179,029)
Capital contributions from parent	—	11,441	13,040	(24,481)	—
Advances (to) from affiliates	(41,976)	31,244	10,732	—	—
Issuance of common stock	591	—	—	—	591
Stock repurchases	(1,605)	—	—	—	(1,605)
Dividends paid	—	(3,359)	—	3,359	—

Net cash provided by (used in) financing activities	(218,751)	36,058	(185,437)	(21,122)	(389,252)

Effect of exchange rate changes on cash and equivalents	—	—	1,660	—	1,660

Net decrease in cash and equivalents	—	(12,335)	(6,889)	—	(19,224)
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,275,865	$360,175	$—	$1,636,040

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures, among other factors. When combined with the significant foreclosure activity, more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy in recent periods, these conditions have contributed to sharply weakened demand for new homes, slower sales, and pricing pressures to attract homebuyers. As a result, we have experienced a pre-tax loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.2 billion and goodwill impairments of $940.0 million.

The U.S. housing market and broader economy remain in a period of uncertainty, however, we are beginning to see signs of stabilization in many of our local markets. The overall stabilization experienced in the homebuilding industry resulted in a significant reduction in the level of land-related charges recorded during the first half of 2010. We believe our strategic merger with Centex positions us well for a recovery in the homebuilding industry. However, significant short-term uncertainty remains. The expiration of the federal homebuyer tax credit, which is applicable to orders under contract by April 30 and closed by June 30 (recently extended to September 30), favorably impacted our revenues for the second quarter of 2010 but also contributed to industry-wide softness in new orders for May and June. It remains unclear what impact the expiration of this credit will have on new orders in the second half of 2010. Other factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

•	Continued high levels of foreclosure activity, in part due to lenders more aggressively pursuing foreclosures after lifting voluntary moratoriums;

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2010;

•

Potentially higher mortgage interest rates, which might result from a variety of macroeconomic factors, as the current level of low mortgage interest rates is not believed to be sustainable for the long-term;

•	Increased costs and standards related to FHA loans, which became a significant source of customer financing for the homebuilding industry in 2009 and continues to be so in 2010;

•	The overall impact of the federal government’s intervention in the U.S. economy, including the expiration of various economic stimulus programs; and

•

Potential impacts of reforms to the overall U.S. financial services and mortgage industries that may have an adverse impact on the ability of our customers to finance their home purchases or our access to the capital markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into law on July 21, 2010.

Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. While we have increased our land investment activities and are purchasing select land positions where it makes strategic and economic sense to do so, our targeted profile for such investments consists of developed lots, frequently under rolling lot option contracts, that are cash flow positive early in the project cycle and accretive to earnings. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the parcel or disposing of it. Additionally, we are closely managing the number of speculative homes put into production. We have also closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn and in conjunction with the Centex merger. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order of materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes.

Overview (continued)

As a result of the Centex merger, we are achieving significant savings in corporate and divisional overhead costs and interest costs for the combined entity. We are also achieving synergies in our purchasing leverage and integrating the combined organization’s operational best practices. We also anticipate that the Centex merger will contribute to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

Our second quarter results reflect a return to profitability for our Homebuilding operations for the first time since the third quarter of 2006. While this achievement is notable, our outlook is tempered by caution for the remainder of 2010. If the negative trends in economic conditions or financial market volatility experienced in recent years return either nationally or to any of our local markets, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results by line of business for the three and six months ended June 30, 2010 and 2009 ($000’s omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income (loss) before income taxes:
Homebuilding	$11,799	$(187,483)	$(37)	$(694,916)
Financial Services	(8,585)	(9,370)	(3,113)	(10,118)
Other non-operating	(8,940)	9,924	(17,084)	5,859

Income (loss) before income taxes	(5,726)	(186,929)	(20,234)	(699,175)
Income tax expense (benefit)	(82,029)	2,536	(84,049)	5,108

Net income (loss)	$76,303	$(189,465)	$63,815	$(704,283)

Per share data - assuming dilution:
Net income (loss)	$0.20	$(0.74)	$0.17	$(2.77)

•

Our Homebuilding operations generated income before income taxes of $11.8 million for the three months ended June 30, 2010 compared with a loss before income taxes of $187.5 million for the three months ended June 30, 2009. We operated at approximately breakeven for the six months ended June 30, 2010 compared with a loss before income taxes of $694.9 million for the six months ended June 30, 2009. This return to profitability was primarily due to higher revenues resulting from the Centex merger and the federal homebuyer tax credit, continued improvements in gross margin, significantly lower land-related charges, and better leveraging of overhead costs. The significantly lower land-related charges, which totaled $27.7 million and $35.2 million in the three and six months ended June 30, 2010, respectively, compared with $119.3 million and $529.5 million for the same periods in the prior year, resulted from the overall stabilization that has been returning to the homebuilding industry. These favorable factors were partially offset by the adverse impact of certain casualty insurance claims.

•

For the three and six months ended June 30, 2010, Financial Services experienced losses before income taxes of $8.6 million and $3.1 million, respectively, compared with losses before income taxes of $9.4 million and $10.1 million for the three and six months ended June 30, 2009, respectively. The losses in 2010 are primarily attributable to charges related to loan repurchase liabilities while the losses in 2009 reflect a combination of charges related to loan repurchase liabilities and reduced loan origination volume resulting from lower Homebuilding revenues.

•

Other non-operating income before income taxes for the three and six months ended June 30, 2009 include gains of $15.9 million related to the repurchase of $192.9 million of our senior notes. Excluding these gains, our Other non-operating loss increased for the three and six months ended June 30, 2010 compared with the prior year period due primarily to increased compensation costs.

Homebuilding Operations – Summary

The following table presents a summary of our Homebuilding operating results for the three and six months ended June 30, 2010 and 2009 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Home sale revenues	$1,262,990	$653,711	$2,239,796	$1,218,444
Land sale revenues	6,745	4,171	19,731	4,781

Total Homebuilding revenues	1,269,735	657,882	2,259,527	1,223,225
Home cost of revenues (a)	(1,104,456)	(724,891)	(1,954,551)	(1,622,829)
Land cost of revenues (b)	(2,563)	(11,364)	(11,561)	(12,268)
Selling, general and administrative expenses	(147,201)	(114,075)	(298,066)	(233,519)
Equity in earnings (loss) of unconsolidated entities (c)	5,518	(2,509)	5,407	(53,036)
Other income (expense), net (d)	(9,234)	7,474	(793)	3,511

Income (loss) before income taxes	$11,799	$(187,483)	$(37)	$(694,916)

Active communities at June 30 (e)			839	497
Unit settlements (f)	5,030	2,500	8,825	4,647
Average selling price	$251	$261	$254	$262
Net new orders (i):
Units (f)	4,218	3,367	8,538	6,389
Dollars (g)	$1,148,000	$862,000	$2,239,000	$1,649,000
Backlog at June 30 (h)(i):
Units			5,644	3,916
Dollars			$1,577,000	$1,061,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $25.5 million and $30.1 million for the three and six months ended June 30, 2010, respectively, and $109.2 million and $467.8 million for the three and six months ended June 30, 2009, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $(0.2) million and $0.4 million for the three and six months ended June 30, 2010, respectively, and $7.3 million and $7.9 million for the three and six months ended June 30, 2009, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures of $1.9 million for the six months ended June 30, 2010 and $2.4 million and $52.9 million for the three and six months ended June 30, 2009, respectively. There were no such impairments for the three months ended June 30, 2010.
(d)	Includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $2.3 million and $2.9 million for the three and six months ended June 30, 2010, respectively, and $0.3 million and $1.0 million for the three and six months ended June 30, 2009, respectively.
(e)	Active communities at June 30, 2010 include approximately 400 active Centex communities.
(f)	Unit settlements and net new order units for the three months ended June 30, 2010 include Centex’s operations, which contributed approximately 2,600 units and 1,800 units, respectively. Unit settlements and net new order units for the six months ended June 30, 2010 include Centex’s operations, which contributed approximately 4,500 units and 3,700 units, respectively.
(g)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders. Net new order dollars for the three and six months ended June 30, 2010 include Centex’s operations.
(h)	Backlog at June 30, 2010 includes approximately 2,500 units and $640.0 million related to Centex.
(i)	During the first quarter of 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. The purpose of the revised policy is to more closely align our backlog of orders with our house construction cycle. This change in policy resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010.

Homebuilding Operations – Summary (continued)

As indicated above, the Centex merger had a significant impact on the operating results for the three and six months ended June 30, 2010. Excluding the impact of the Centex merger, our revenues and unit settlements would have experienced a moderate decrease from the prior year periods while our net new orders would have experienced a significant decrease. Additionally, our reported home sale revenues, unit settlements, and net new orders for the six months ended June 30, 2010 as reflected in the above tables represent decreases of 12%, 14%, and 29%, respectively, from the combined reported operating results of the two companies from the prior year period. However, these lower volumes were offset by the lower land-related charges, improved gross margins and operating leverage, and removal of the substantial majority of duplicative overhead costs from the combined companies such that our income (loss) before income taxes for the three and six months ended June 30, 2010 are significantly improved from the losses reported by either company or the combined companies in the prior year periods. This illustrates the impact of the various actions we have taken to restructure our combined homebuilding operations into a more efficient organization.

Home sale revenues for the three months ended June 30, 2010, which include approximately $615.0 million related to Centex, were higher than those for the prior year period by 93%. Home sale revenues for the six months ended June 30, 2010, which include approximately $1.1 billion related to Centex, were higher than those for the prior year period by 84%. The increase in home sale revenues for the three and six months ended June 30, 2010 compared with the prior year periods was attributable to an increase in unit settlements of 101% and 90%, respectively, offset by decreases in the average selling price of 4% and 3%, respectively. The increase in unit settlements was primarily attributable to the Centex merger. Average selling prices decreased in each of our Homebuilding segments during the six months ended June 30, 2010 compared with the prior year period. This decrease in average selling price reflects a combination of factors but was primarily attributable to shifts in the product and geographic mix of homes closed during the periods, including an increased concentration in the first-time buyer segment resulting from the Centex merger along with adjusting the product offering in certain communities to better align with current market conditions.

Homebuilding gross profit margins from home sales improved to 12.6% for the three months ended June 30, 2010 compared with negative 10.9% for the same period in the prior year. For the six months ended June 30, 2010, Homebuilding gross profit margins were 12.7% compared with negative 33.2% for the same period in 2009. During the three and six months ended June 30, 2010, we recorded land and community valuation adjustments of $25.5 million and $30.1 million, respectively, compared with $109.2 million and $467.8 million during the respective prior year periods. Excluding these land and community valuation adjustments, gross profit margins were significantly higher during the three and six months ended June 30, 2010 compared with the prior year period. This improvement continues the ongoing margin expansion we have seen in recent quarters and reflects a combination of factors, including shifts in the product and geographic mix of homes closed during the quarter, better alignment of our product offering with current market conditions, an improved pricing position due to a lower unsold inventory count per community, and our various initiatives to reduce the construction cost of our homes.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had positive margin contributions of $4.2 million and $8.2 million during the three and six months ended June 30, 2010, respectively, compared with negative margin contributions of $7.2 million and $7.5 million during the three and six months ended June 30, 2009, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $(0.2) million and $0.4 million for the three and six months ended June 30, 2010, respectively, compared with $7.3 million and $7.9 million in the respective prior year periods.

Selling, general, and administrative expense as a percentage of home sale revenues was 11.7% for the three months ended June 30, 2010 compared with 17.5% for the same period in the prior year. For the six months ended June 30, 2010, selling general and administrative expenses as a percentage of home sale revenues was 13.3% compared with 19.2% in the prior year period. While the gross dollar amount of our overall selling, general and administrative costs increased as a result of the Centex merger and our higher volumes, our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant improvements in our overhead leverage. These favorable factors were partially offset by the adverse impact of certain casualty insurance claims, which totaled $9.6 million and $19.6 million in the three and six months ended June 30, 2010, respectively.

Equity in earnings of unconsolidated entities was $5.5 million and $5.4 million for the three and six months ended June 30, 2010, respectively, compared with losses of $2.5 million and $53.0 million in the three and six months ended June 30, 2009, respectively. The primary cause for this change in reported results is the lower levels of impairments related to these entities. The majority of our unconsolidated entities represent land development joint ventures, so the timing of income and losses can vary significantly between periods depending on the timing of specific transactions and circumstances specific to each entity.

Homebuilding Operations – Summary (continued)

Other income (expense), net includes the write-off (recovery) of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. Additionally, other income (expense), net includes certain lease exit costs and asset impairments related to overhead reduction efforts; such charges were not significant in any of the periods. For the three and six months ended June 30, 2009, other income (expense), net includes $10.8 million related to the favorable resolution of certain matters arising from two prior land sale transactions.

For the three and six months ended June 30, 2010, net new order units increased 25% and 34%, respectively, compared with the same periods in 2009. The increase in net new order units was primarily attributable to the Centex merger partially offset by a lower average sales pace per community and the revised criteria for recognizing new orders as discussed above. At June 30, 2010, we had 839 active communities, an increase of 69% from June 30, 2009. Excluding Centex, net new order units decreased significantly for the three and six months ended June 30, 2010 primarily due to the uncertainty in the overall U.S. housing industry combined with the expiration of the federal homebuyer tax credit. Cancellation rates for the second quarter of 2010 were 18% compared with 22% for the same period in 2009. The lower cancellation rate is partially due to the revised criteria for recognizing new orders. Our backlog levels are heavily dependent upon our net new order trends and totaled 5,644 units at June 30, 2010, an increase of 44% from June 30, 2009.

We had 7,100 and 6,653 homes in production at June 30, 2010 and December 31, 2009, respectively, excluding 1,511 and 1,657 model homes, respectively. Included in our total homes in production were 3,175 and 2,793 homes that were unsold to customers at June 30, 2010 and December 31, 2009, respectively, of which 1,138 and 1,309 homes, respectively, were completed. The increased unsold and total homes in production at June 30, 2010 compared with December 31, 2009 is primarily the result of seasonality in our sales and production cycles in our local markets.

At June 30, 2010 and December 31, 2009, our Homebuilding operations controlled 149,631 and 154,694 lots, respectively. Of these controlled lots, 135,367 and 138,273 lots were owned and 11,495 and 14,208 lots were under option agreements approved for purchase at June 30, 2010 and December 31, 2009, respectively. In addition, there were 2,769 lots and 2,213 lots under option agreements pending approval at June 30, 2010 and December 31, 2009, respectively. While we have increased our land investment activities and are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the six months ended June 30, 2010.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates totaled $804.3 million at June 30, 2010. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $102.3 million at June 30, 2010, of which $4.4 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In connection with the Centex merger, we realigned the organizational structure for certain markets. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 67 markets, located throughout 29 states and the District of Columbia and have presented our reportable Homebuilding segments as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, District of Columbia

Southeast:	Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Florida, Texas

Midwest:	Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Arizona, Nevada, New Mexico

*West:	California, Oregon, Washington

*	Our homebuilding operations located in Reno, Nevada are reported in the West segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Home sale revenue (settlements):
Northeast	$199,883	$95,440	$385,564	$149,100
Southeast	224,629	85,268	397,425	161,853
Gulf Coast	345,408	155,106	597,340	298,718
Midwest	155,683	69,962	255,740	140,340
Southwest	126,534	138,231	229,799	273,621
West	189,347	109,704	350,992	194,812
Other homebuilding	21,506	—	22,936	—

	$1,262,990	$653,711	$2,239,796	$1,218,444

Income (loss) before income taxes:
Northeast	$11,800	$(11,088)	$19,507	$(129,463)
Southeast	14,895	(22,899)	21,777	(41,141)
Gulf Coast	17,137	(40,624)	13,739	(146,072)
Midwest	1,198	(9,758)	(2,316)	(47,804)
Southwest	6,147	(43,983)	9,922	(176,483)
West	7,893	(24,229)	20,999	(69,702)
Other homebuilding	(47,271)	(34,902)	(83,665)	(84,251)

	$11,799	$(187,483)	$(37)	$(694,916)

Unit settlements:
Northeast	563	256	1,074	399
Southeast	933	341	1,643	636
Gulf Coast	1,766	711	3,017	1,367
Midwest	631	290	1,031	563
Southwest	552	591	988	1,136
West	562	311	1,047	546
Other homebuilding	23	—	25	—

	5,030	2,500	8,825	4,647

Net new orders - units:
Northeast	456	430	917	781
Southeast	747	486	1,477	895
Gulf Coast	1,309	866	2,860	1,622
Midwest	582	390	1,142	788
Southwest	555	850	1,069	1,612
West	518	345	1,022	691
Other homebuilding	51	—	51	—

	4,218	3,367	8,538	6,389

Unit backlog:
Northeast			832	594
Southeast			913	623
Gulf Coast			1,924	944
Midwest			694	496
Southwest			578	870
West			675	389
Other homebuilding			28	—

			5,644	3,916

Homebuilding Segment Operations (continued)

	As of	As of
	June 30, 2010	December 31, 2009
Controlled lots:
Northeast	15,286	16,156
Southeast	19,242	20,803
Gulf Coast	53,617	53,759
Midwest	12,679	12,226
Southwest	33,221	33,091
West	15,555	16,272
Other homebuilding	31	2,387

	149,631	154,694

Northeast:

For the second quarter of 2010, Northeast home sale revenues increased 109% compared with the prior year period due to a 120% increase in unit settlements partially offset by a 5% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price increased moderately compared with the prior year period. The income before income taxes was primarily attributable to these higher revenues, increased gross margins (excluding land-related charges) and improved overhead leverage from the prior year period, and a decrease in land-related charges of $0.4 million in the second quarter of 2010 compared with land-related charges of $4.7 million in the prior year period. Net new order units increased 6% primarily due to the Centex merger. Excluding Centex, net new order units for the quarter decreased significantly compared with the prior year period. The cancellation rate was 15% in the second quarters of 2010 and 2009.

For the six months ended June 30, 2010, Northeast home sale revenues increased 159% compared with the prior year due to a 169% increase in unit settlements offset by a 4% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price slightly increased compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $.4 million in 2010 compared with $79.6 million in 2009 and impairments of $31.1 million in 2009 related to unconsolidated joint ventures. Gross margins excluding land-related charges also increased from the prior year period. Net new order units increased 17% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the six months ended June 30, 2010 significantly decreased from the prior year period.

Southeast:

For the second quarter of 2010, Southeast home sale revenues increased 163% compared with the prior year period due to a 174% increase in unit settlements offset by a 4% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price all increased moderately compared with the prior year period. The income before income taxes was primarily attributable to these higher revenues, increased gross margins (excluding land-related charges), and improved overhead leverage from the prior year period along with a decrease in land-related charges to $0.2 million in the second quarter of 2010 from $16.6 million in the prior year period. Net new order units increased 54% primarily due to the Centex merger. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate was 16% and 24% in the second quarters of 2010 and 2009, respectively.

For the six months ended June 30, 2010, Southeast home sale revenues increased 146% compared with the prior year due to a 158% increase in unit settlements offset by a 5% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price increased moderately compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $0.3 million in 2010 compared with $25.2 million in 2009. Gross margins excluding land-related charges also increased from the prior year period. Net new order units increased 65% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the six months ended June 30, 2010 decreased moderately from the prior year period.

Homebuilding Segment Operations (continued)

Gulf Coast:

For the second quarter of 2010, Gulf Coast home sale revenues increased 123% compared with the prior year period due to a 148% increase in unit settlements offset by a 10% decrease in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues and settlements increased compared with the prior year period, while average sales price slightly decreased compared with the prior year period. The income before income taxes in the second quarter of 2010 was attributable to these higher revenues combined with higher gross margins (excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased to $5.1 million in the second quarter of 2010 compared with $33.2 million in the prior year period. Net new order units increased by 51% due to the Centex merger. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate was 24% and 22% in the second quarters of 2010 and 2009, respectively.

For the six months ended June 30, 2010, Gulf Coast home sale revenues increased 100% compared with the prior year due to a 121% increase in unit settlements offset by a 9% decrease in the average selling price. Excluding Centex, sales revenues and settlements decreased compared with the prior year period while average selling price remained consistent. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $8.8 million in 2010 compared with $125.0 million in 2009. Gross margins excluding land-related charges also increased from the prior year period. Net new order units increased 76% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the six months ended June 30, 2010 decreased moderately from the prior year period.

Midwest:

Midwest home sale revenues increased 123% during the quarter compared with the prior year period due to a 118% increase in unit settlements combined with a 2% increase in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements and average selling price increased compared with the prior year period. The income before income taxes increased in the second quarter of 2010 compared with the second quarter of 2009 primarily due to higher revenues combined with higher gross margins (excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased to $4.3 million from $7.2 million in the prior year period. Net new order units increased by 49% compared with the prior year period due to the Centex merger. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate in the second quarter of 2010 was 11% compared with 19% in the same period in 2009.

For the six months ended June 30, 2010, Midwest home sale revenues increased 82% compared with the prior year due to a 83% increase in unit settlements offset by a 1% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price increased compared with the prior year period. The decrease in the loss before income taxes was attributable to these higher revenues combined with higher gross margins (excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased from $4.6 million in 2010 compared with $35.0 million in 2009. Net new order units increased 45% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the six months ended June 30, 2010 decreased moderately from the prior year period.

Homebuilding Segment Operations (continued)

Southwest:

The Centex merger contributed little to the Southwest’s operations due to Centex’s limited presence in these markets. For the three months ended June 30, 2010, Southwest home sale revenues decreased 9% compared with the prior year period due to a 7% decrease in unit settlements combined with a 2% decrease in average selling prices. The income before income taxes in the second quarter of 2010 resulted primarily from lower land-related charges totaling $0.1 million, compared with charges of $20.8 million in the prior year period, along with significantly higher gross margins (excluding land-related charges) and improved overhead leverage during 2010. Net new order units decreased 35% compared with the prior year period due to a small decrease in the number of active communities combined with the ongoing difficult market conditions in Phoenix and Las Vegas. The cancellation rate was 15% and 22% in the second quarters of 2010 and 2009, respectively.

For the six months ended June 30, 2010, Southwest home sale revenues decreased 16% compared with the prior year due to a 13% decrease in unit settlements combined with a 3% decrease in the average selling price. The increase in income before income taxes from the prior year period is attributable to significantly higher gross margins (excluding land-related charges) and lower land-related charges. Land related charges decreased to $0.1 million in 2010 compared with $111.1 million in 2009 and impairments of $19.3 million in 2009 related to unconsolidated joint ventures. Net new order units decreased 34% compared with the prior year primarily due to a small decrease in the number of active communities combined with the ongoing difficult market conditions in Phoenix and Las Vegas.

West:

For the second quarter of 2010, West home sale revenues increased 73% compared with the prior year period due to an 81% increase in unit settlements offset by a 5% decrease in average selling prices. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues, settlements, and average selling price decreased moderately compared with the prior year period. The income before income taxes resulted from these higher revenues, increased gross margins (excluding land-related charges), and improved overhead leverage offset by land-related charges totaling $12.4 million. Land-related charges totaled $24.1 million for the three months ended June 30, 2009. Net new order units increased by 50% in the second quarter of 2010 compared with the same period in the prior year due to the Centex merger. Excluding Centex, net new order units for the quarter were moderately lower than the prior year period. The cancellation rate was 20% and 27% in the second quarter of 2010 and 2009, respectively.

For the six months ended June 30, 2010, West home sale revenues increased 80% compared with the prior year due to a 92% increase in unit settlements offset by a 6% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price decreased compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $12.9 million in 2010 compared with $58.8 million in 2009 and impairments of $1.9 million in 2010 related to unconsolidated joint ventures. Gross margins excluding land-related charges also increased from the prior year period. Net new order units increased 48% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the six months ended June 30, 2010 decreased moderately from the prior year period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Mortgage operations revenues	$28,588	$18,354	$50,216	$34,924
Title services revenues	7,575	2,344	16,513	4,323

Total Financial Services revenues	36,163	20,698	66,729	39,247
Expenses	(44,772)	(30,072)	(69,883)	(49,375)
Equity in earnings of unconsolidated entities	24	4	41	10

Income (loss) before income taxes	$(8,585)	$(9,370)	$(3,113)	$(10,118)

Total originations:
Loans	3,243	1,890	5,568	3,501
Principal	$666,930	$404,902	$1,165,073	$748,444

For the three and six months ended June 30, 2010, Financial Services experienced a loss before income taxes of $8.6 million and $3.1 million, respectively, compared with a loss before income taxes of $9.4 million and $10.1 million during the respective prior year periods. The losses in 2010 are primarily attributable to unfavorable trends related to loan repurchase liabilities while the losses in 2009 resulted primarily from similar unfavorable trends combined with lower loan origination volumes.

Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for the three and six months ended June 30, 2010 compared with 95% during the respective prior year periods. Total Financial Services revenues for the three and six months ended June 30, 2010, increased 75% and 70%, respectively, compared with the respective prior year periods. These increases were primarily attributable to higher home settlements in 2010 compared with the same periods in 2009.

Agency production for funded originations was 99% of total loan originations for the six months ended June 30, 2010 and 2009. Within the funded agency originations, FHA loans represented 42% during the six months ended June 30, 2010, compared with 32% in the prior year period. Our capture rate was 76% for the six months ended June 30, 2010 compared with 91% in the respective prior year period. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. At June 30, 2010, our loan application backlog was $874.1 million compared with $629.3 million at June 30, 2009.

Substantially all loan production in 2010 and 2009 consisted of fixed rate loans, the majority of which are prime, conforming loans. We define prime loans as full documentation first mortgages with FICO scores of 621 or higher, Alt-A loans as non-full documentation first mortgages with FICO scores of 621 or higher, and sub-prime loans as first mortgages with FICO scores of 620 or lower. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Financial Services Operations (continued)

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source of these losses has been a significant increase in anticipated losses for loans previously originated and sold to investors, which have increased as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. Additionally, Centex’s mortgage operations were historically broader than those of Pulte Mortgage, so our exposure to losses related to loans previously originated has increased significantly. The vast majority of these losses relate to loans originated in 2005 through 2007 when lending standards were less stringent and borrower fraud is believed to have peaked. These losses totaled $17.2 million and $16.9 million in the three and six months ended June 30, 2010, respectively, compared with $10.8 million and $12.1 million in the respective prior year periods. We have recorded liabilities totaling $103.2 million as of June 30, 2010 related to these contingent repurchase obligations. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates.

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

The following table presents other non-operating expenses for the three and six months ended June 30, 2010 and 2009 ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net interest income	$1,274	$2,211	$3,571	$5,261
Selling, general and administrative expenses	(10,214)	(8,188)	(20,655)	(15,303)
Other income (expenses), net	—	15,901	—	15,901

Income (loss) before income taxes	$(8,940)	$9,924	$(17,084)	$5,859

The decrease in net interest income in 2010 from 2009 resulted from significantly lower interest rates on our invested cash balances. The increase in selling, general and administrative expenses in 2010 from 2009 is due primarily to increased compensation costs. Other income (expenses), net for the three and six months ended June 30, 2009 is due to gains of $15.9 million related to the repurchase of $192.9 million of our senior notes.

Other Non-Operating (continued)

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest expensed to homebuilding cost of revenues for the three and six months ended June 30, 2010 included $5.2 million and $6.2 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $10.2 million and $42.0 million for the three and six months ended June 30, 2009, respectively. The level of our active inventory was lower than our debt level at June 30, 2010. Therefore, $0.6 million of Homebuilding interest costs were expensed directly to interest expense. As a result of our inventory management strategies and potential future inventory impairments, it is reasonably possible that our debt levels will continue to exceed the amount of our active inventory at some point during the remainder of 2010, which would require us to expense some portion of our Homebuilding interest costs as incurred.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest in inventory, beginning of period	$281,261	$168,351	$239,365	$170,020
Interest capitalized	67,289	52,365	136,185	105,701
Interest expensed	(37,928)	(33,318)	(64,928)	(88,323)

Interest in inventory, end of period	$310,622	$187,398	$310,622	$187,398

Homebuilding interest incurred*	$67,878	$52,365	$136,774	$105,701

*	Homebuilding interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment and certain other interest costs.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of our valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three and six months ended June 30, 2010 and 2009 are not meaningful as our income tax expense (benefit) is not directly correlated to the amount of our pretax income (loss). The income tax benefits for 2010 were primarily due to the favorable resolution of certain federal and state income tax matters that resulted in a total income tax benefit of $87.4 million for the three and six months ended June 30, 2010.

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

At June 30, 2010, we had cash and equivalents of $2.7 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $4.3 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $0.5 million. Sources of our working capital include our cash and equivalents, our Credit Facility, our unsecured letter of credit facility (the “LOC Agreement”), and Pulte Mortgage’s committed credit arrangements. An additional source of liquidity during the six months ended June 30, 2010 was the receipt of federal tax refunds aggregating $881.6 million primarily as a result of the carryback of taxable losses provided for under the Worker, Homeownership, and Business Assistance Act of 2009.

Liquidity and Capital Resources (continued)

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank and do not believe our cash and equivalents are exposed to any material risk of loss. However, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt-to-total capitalization, excluding our land-collateralized and Financial Services debt, was 56.6% at June 30, 2010, and 31.9% net of cash and equivalents.

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $750.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At June 30, 2010, we had no borrowings outstanding and full availability of the remaining $404.5 million under the Credit Facility after consideration of $345.5 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing availability at June 30, 2010.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. We maintained the required cash and equivalents of $488.2 million within the liquidity reserve accounts at June 30, 2010, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four quarters exceeds interest income over the last four quarters, excluding Financial Services. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended June 30, 2010 was negative 0.4. Due to the increase in our senior notes outstanding resulting from the Centex merger, we expect the required cash and equivalents to be maintained within the liquidity reserve accounts to increase during 2010. For the period ending September 30, 2010, we will be required to maintain cash and equivalents of $519.9 million within the liquidity reserve accounts, calculated as of June 30, 2010.

The Credit Facility contains certain financial covenants. We are required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. At June 30, 2010, our debt to tangible capital ratio (as defined in the Credit Facility) was 51.0% (compared with the requirement not to exceed 60.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $893.2 million. Violations of any of the covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which could require replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $4.3 billion of senior notes.

As of June 30, 2010, the Company was in compliance with all of the covenants under the Credit Facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the Credit Facility may be limited under the terms of the borrowing base.

In June 2009, the Company entered into the LOC Agreement, a five-year, unsecured letter of credit facility that permits the issuance of up to $200.0 million of letters of credit by the Company. The LOC Agreement supplements the Company’s existing letter of credit capacity included in our Credit Facility. At June 30, 2010, $162.0 million of letters of credit were outstanding under the LOC Agreement.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to its committed credit arrangements or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors. At June 30, 2010, Pulte Mortgage had $75.4 million outstanding under two separate master repurchase agreements with total borrowing capacity of $105.0 million, subject to certain sublimits. Each of the agreements expires in September 2010. The repurchase agreements contain various affirmative and negative covenants, including certain financial covenants. Violations of any of the covenants in the repurchase agreements, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. Given the uncertainty in the capital markets, there can be no assurances that we will be able to renew or replace the repurchase agreements on commercially reasonable terms upon their expiration. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage’s anticipated financing needs. Currently, the majority of Pulte Mortgage’s financing needs are funded through internal resources. At June 30, 2010, we elected to fund $76.9 million of Pulte Mortgage’s financing needs via an intercompany repurchase agreement.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at June 30, 2010.

For the last three years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. We do not anticipate that we will be able to continue to generate positive cash flow at these same levels in the near future. Additionally, should growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth.

Our net cash provided by operating activities for the six months ended June 30, 2010 was $850.1 million, compared with $400.0 million for the six months ended June 30, 2009. During the six months ended June 30, 2010, we received federal income tax refunds of $881.6 million compared with $362.0 million during the prior year period. After adjusting for these tax refunds, operating cash flow was slightly negative for the first half of 2010 compared with slightly positive for the first half of 2009. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. For the six months ended June 30, 2009, our net loss was largely attributable to non-cash asset impairments, including land-related charges and investments in unconsolidated entities. Cash flows in 2009 also benefited from a net decrease in inventory and residential mortgage loans available-for-sale. For the six months ended June 30, 2010, cash flows from operations were negatively impacted by net increases in inventory and residential mortgage loans available-for-sale as the result of our increased volumes, though much of the increase in the balance of residential mortgage loans available-for-sale was funded via external borrowings. The cash inflows related to such borrowings are reflected as cash flows from financing activities.

Net cash used by investing activities was $24.1 million and $31.6 million for the six months ended June 30, 2010 and 2009, respectively, primarily as the result of investments in unconsolidated entities and capital expenditures partially offset by distributions from unconsolidated entities.

Net cash provided by financing activities totaled $62.4 million for the six months ended June 30, 2010, primarily as the result of an increase in the amount outstanding under our Financial Services credit arrangements as a result of the higher volumes. The cash inflows from such borrowings are fully offset by cash outflows related to the increase in residential mortgage loans available-for-sale, which are reflected as cash used by operating activities. Net cash used in financing activities for the six months ended June 30, 2009 totaled $389.3 million, which was largely attributable to repayments under our Financial Services credit arrangements as the result of lower volumes combined with repurchases of our senior notes.

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

Off-Balance Sheet Arrangements

At June 30, 2010 and December 31, 2009, aggregate outstanding debt of unconsolidated joint ventures was $18.9 million and $69.5 million, respectively, of which our proportionate share of such joint venture debt was $6.6 million and $25.3 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $1.7 million for such joint venture debt at June 30, 2010 and $19.0 million at December 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2010 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

Goodwill

We have recorded a significant amount of goodwill related to the Centex merger completed in 2009. Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. We test goodwill at the reporting unit level, which represents an operating segment or one level below. Because goodwill is assigned at the reporting unit level after an acquisition and reflects the current overall operating structure of the business, it no longer retains its association with a particular acquisition. At the time of our fourth quarter 2009 goodwill impairment test, 24 of our reporting units had goodwill balances, of which 23 reporting units related to our Homebuilding reporting segments and one reporting unit related to our Financial Services reporting segment.

We evaluate the recoverability of goodwill by following a two step process. Step one of the goodwill impairment test involves comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. The fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, including the demand for new housing, and our strategic plans within each of our geographical markets. The discounted cash flow valuations involve the use of certain key assumptions, including projected revenue growth, profitability, and working capital levels as well as market-based discount rates (a discount rate of 10.0% was used for all reporting units in the 2009 goodwill impairment test based on a market-based weighted-average cost of capital for the homebuilding industry). In performing these valuations, we rely on our internal forecasts trended toward long-term averages that vary by reporting unit based on a combination of historical performance and our expectations for the future. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. As a result of step one of the 2009 goodwill impairment test, we determined that the carrying value exceeded the fair value for 13 of our reporting units. We perform step two of the goodwill impairment test for any reporting unit whose carrying value exceeds its fair value. Step two involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess representing implied goodwill. An impairment loss is recognized if the recorded goodwill exceeds the implied goodwill. Of the 13 reporting units whose carrying value exceeded their fair value in step one of the 2009 goodwill impairment test, we determined that 11 of the reporting units experienced an impairment of goodwill totaling $564.4 million.

The below table summarizes our 2009 goodwill impairment test results, inclusive of $1.4 million of impairments recorded in the three months ended June 30, 2010 related to an adjustment to goodwill resulting from the completion of the business combination accounting for the Centex merger ($000’s omitted):

	Number of Reporting Units	Goodwill Impairment Recorded	Goodwill Remaining at June 30, 2010
(a) Goodwill impairment recorded	11	$564,365	$233,837
(b) Step two performed but goodwill not impaired	2	—	94,485
(c) Fair value exceeded carrying value by less than 10%	3	—	215,581
(d) Fair value exceeded carrying value by greater than 10%	8	—	351,561

	24	$564,365	$895,464

Critical Accounting Policies and Estimates (continued)

Goodwill (continued)

As reflected in the above table, $543.9 million of the goodwill remaining at June 30, 2010 (the sum of lines (a) through (c)) relates to goodwill allocated to 16 reporting units that are at increased risk of future impairment. Our overall outlook and cash flow projections for each reporting unit involve the use of certain key assumptions, many of which are interdependent upon each other. A change in any one or combination of these assumptions could impact the estimated fair value of a reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased. Should subsequent analysis confirm that a decrease has occurred for one or more reporting units, an impairment of goodwill may result. A hypothetical 10% decrease in the fair value of each reporting unit would have resulted in an additional impairment loss of approximately $110 million related to the 11 reporting units for which a goodwill impairment was recorded and the two reporting units for which a step two analysis was performed but goodwill was not impaired. Additionally, such a decrease would have resulted in three additional reporting units progressing to a step two analysis (those reporting units for which the fair value exceeded carrying value by less than 10%), which might have resulted in an additional impairment loss of an indeterminate amount, though it would not have exceeded the $215.6 million of goodwill allocated to these reporting units.

The below table summarizes the goodwill at increased risk of future impairment by reportable segment as of June 30, 2010 ($000’s omitted):

	June 30, 2010
	Goodwill at Increased Risk of Future Impairment	Total Goodwill
Northeast	$—	$—
Southeast	207,370	327,317
Gulf Coast	176,421	354,034
Midwest	39,567	40,693
Southwest	31,206	52,675
West	89,339	120,745
Financial Services (a)	—	—

	$543,903	$895,464

(a)	Goodwill of $1.6 million allocated to Financial Services was disposed in the three months ended June 30, 2010 in conjunction with the sale of the acquired Centex retail title operations.

We will continue to monitor each of our reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable. See Note 3 to the Consolidated Financial Statements for additional discussion of our goodwill impairment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2010, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of June 30, 2010 for the
	years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$47,427	$231,683	$236,961	$495,131	$813,996	$2,522,865	$4,348,063	$4,063,704
Average interest rate	4.55%	7.89%	6.40%	5.64%	5.44%	6.33%	6.15%
Limited recourse collateralized financing	$241	$35	$38	$42	$47	$137	$540	$540
Average interest rate	6.95%	10.00%	10.00%	10.00%	10.00%	10.00%	8.64%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include, among other things, the possibility that the expected efficiencies and cost savings from the merger with Centex will not be realized, or will not be realized within the expected time period; the risk that the PulteGroup and Centex businesses will not be integrated successfully; disruption from the merger making it more difficult to maintain business and operational relationships; interest rate changes and the availability of mortgage financing; continued volatility in, and potential further deterioration of, the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; the interpretation of tax, labor and environmental laws; changes in consumer confidence and preferences; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2010.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000's omitted)
April 1, 2010 to April 30, 2010	—	$—	—	$102,342	(1)

May 1, 2010 to May 31, 2010	1,303	$11.59	—	$102,342	(1)

June 1, 2010 to June 30, 2010	3,422	$10.93	—	$102,342	(1)

Total	4,725	$11.11	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the second quarter of 2010, a total of 4,725 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution at the end of deferral periods for restricted stock units or deferred units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among PulteGroup, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

3(c)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(d)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: August 5, 2010