Form 10-Q
period 2010-09-30
PULTEGROUP INC/MI/
filed 2010-11-05
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of common stock outstanding as of October 31, 2010: 382,228,225

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	September 30, 2010	December 31, 2009
	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$2,623,282	$1,858,234
Restricted cash	32,962	32,376
Unfunded settlements	9,843	2,153
House and land inventory	4,920,754	4,940,358
Land held for sale	55,157	58,645
Land, not owned, under option agreements	62,375	174,132
Residential mortgage loans available-for-sale	153,762	166,817
Investments in unconsolidated entities	85,219	73,815
Goodwill	240,541	895,918
Intangible assets, net	178,723	188,548
Other assets	593,173	705,040
Income taxes receivable	136,845	955,186

	$9,092,636	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $74,301 and $104,418 in 2010 and 2009, respectively	$280,135	$278,333
Customer deposits	78,502	74,057
Accrued and other liabilities	1,832,881	1,843,545
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	—	18,394
Income tax liabilities	318,312	360,921
Senior notes	4,286,383	4,281,532

Total liabilities	6,796,213	6,856,782
Shareholders’ equity	2,296,423	3,194,440

	$9,092,636	$10,051,222

Note: The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Homebuilding
Home sale revenues	$1,024,847	$1,053,787	$3,264,643	$2,272,231
Land sale revenues	5,908	3,004	25,639	7,785

	1,030,755	1,056,791	3,290,282	2,280,016
Financial Services	27,009	34,303	93,738	73,550

Total revenues	1,057,764	1,091,094	3,384,020	2,353,566

Homebuilding Cost of Revenues:
Home cost of revenues	952,788	1,080,256	2,907,339	2,703,085
Land cost of revenues	4,849	12,492	16,410	24,760

	957,637	1,092,748	2,923,749	2,727,845
Financial Services expenses	23,450	42,921	93,333	92,296
Selling, general and administrative expenses	425,643	221,538	744,364	470,360
Other expense (income), net	672,979	89,819	673,772	70,407
Interest income	(2,601)	(1,814)	(7,672)	(7,989)
Interest expense	789	431	2,289	1,345
Equity in (earnings) loss of unconsolidated entities	3,704	4,170	(1,744)	57,196

Loss before income taxes	(1,023,837)	(358,719)	(1,044,071)	(1,057,894)
Income tax expense (benefit)	(28,721)	2,668	(112,770)	7,776

Net income (loss)	$(995,116)	$(361,387)	$(931,301)	$(1,065,670)

Per share data:
Basic income (loss) per share	$(2.63)	$(1.15)	$(2.46)	$(3.88)

Diluted income (loss) per share	$(2.63)	$(1.15)	$(2.46)	$(3.88)

Number of shares used in calculation:
Basic	378,842	312,996	378,406	274,327
Effect of dilutive securities	—	—	—	—

Diluted	378,842	312,996	378,406	274,327

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted, except per share data)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Equity Attributable to	Non-Controlling
	Shares	$	Capital	(Loss)	Deficit)	PulteGroup, Inc.	Interests	Total Equity
Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440	$—	$3,194,440
Stock option exercises	902	9	8,659	—	—	8,668	—	8,668
Stock awards, net of cancellations	1,105	11	(11)	—	—	—	—	—
Stock repurchases	(313)	(3)	(2,501)	—	(611)	(3,115)	—	(3,115)
Stock-based compensation		—	27,480	—	—	27,480	—	27,480
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(931,301)	(931,301)	—	(931,301)
Change in fair value of derivatives, net of tax	—	—	—	251	—	251	—	251

Total comprehensive income (loss)	—	—	—	—	—	(931,050)	—	(931,050)

Shareholders’ Equity, September 30, 2010	382,384	$3,824	$2,969,364	$(1,998)	$(674,767)	$2,296,423	$—	$2,296,423

Shareholders’ Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698	$—	$2,835,698
Stock option exercises	338	3	2,602	—	—	2,605	—	2,605
Stock awards, net of cancellations	263	3	(3)	—	—	—	—	—
Stock issued for Centex merger	122,178	1,222	1,502,761	—	—	1,503,983	—	1,503,983
Stock repurchases	(551)	(6)	(3,881)	—	(2,568)	(6,455)	—	(6,455)
Stock-based compensation	—	—	35,603	—	—	35,603	—	35,603
Consolidation of noncontrolling interests	—	—	—	—	—	—	4,021	4,021
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(1,065,670)	(1,065,670)	—	(1,065,670)
Change in fair value of derivatives, net of tax	—	—	—	630	—	630	—	630
Foreign currency translation adjustments	—	—	—	2,995	—	2,995	—	2,995

Total comprehensive loss	—	—	—	—	—	(1,062,045)	—	(1,062,045)

Shareholders’ Equity, September 30, 2009	380,397	$3,804	$2,931,872	$(474)	$374,187	$3,309,389	$4,021	$3,313,410

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(931,301)	$(1,065,670)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	92,549	634,724
Goodwill impairments	656,298	—
Amortization and depreciation	34,930	39,342
Stock-based compensation expense	27,480	35,603
Equity in (earnings) loss of unconsolidated entities	(1,744)	57,196
Distributions of earnings from unconsolidated entities	3,531	890
Loss on debt repurchases	—	31,501
Other, net	5,670	6,147
Increase (decrease) in cash due to:
Restricted cash	(586)	10,458
Inventories	(81,004)	40,529
Residential mortgage loans available-for-sale	13,409	201,924
Income taxes receivable	818,003	363,310
Other assets	94,000	136,673
Accounts payable, accrued and other liabilities	109,971	(167,776)
Income tax liabilities	(42,609)	5,660

Net cash provided by (used in) operating activities	798,597	330,511

Cash flows from investing activities:
Distributions from unconsolidated entities	3,893	3,393
Investments in unconsolidated entities	(22,666)	(28,451)
Cash acquired with Centex merger, net of cash used	—	1,748,742
Net change in loans held for investment	9,898	12,526
Proceeds from the sale of fixed assets	1,240	1,547
Capital expenditures	(11,647)	(25,458)

Net cash provided by (used in) investing activities	(19,282)	1,712,299

Cash flows from financing activities:
Net (repayments) borrowings under Financial Services credit arrangements	(18,394)	(173,970)
Net repayments of other borrowings	(1,415)	(2,004,201)
Issuance of common stock	8,668	2,605
Stock repurchases	(3,115)	(6,455)

Net cash provided by (used in) financing activities	(14,256)	(2,182,021)

Effect of exchange rate changes on cash and equivalents	(11)	570

Net increase (decrease) in cash and equivalents	765,048	(138,641)
Cash and equivalents at beginning of period	1,858,234	1,655,264

Cash and equivalents at end of period	$2,623,282	$1,516,623

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$(12,871)	$26,306

Income taxes paid (refunded), net	$(884,602)	$(362,864)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Write-off of deposits and pre-acquisition costs	$1,133	$17,209	$3,985	$18,181
Lease exit and related costs	6,675	12,206	9,287	14,688
Amortization of intangible assets	3,275	4,657	9,825	8,733
Loss on debt retirements	—	47,402	—	31,501
Goodwill impairments	654,923	—	656,298	—
Miscellaneous expense (income), net	6,973	8,345	(5,623)	(2,696)

	$672,979	$89,819	$673,772	$70,407

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2010 and 2009, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Under Accounting Standards Codification (“ASC”) 260, “Earnings Per Share,” unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities under the ASC, there were no earnings attributable to restricted shareholders during the three and nine months ended September 30, 2010 or 2009.

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

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $62.4 million and $127.1 million at September 30, 2010 and December 31, 2009, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of September 30, 2010 and December 31, 2009 ($000’s omitted):

	September 30, 2010				December 31, 2009
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$41,273	$53,728	$44,386	(a)	$22,298	$73,914	$63,953	(a)
Unconsolidated VIEs	9,140	223,743	—		24,320	283,044	—
Other land option agreements	47,273	461,686	17,989	(b)	96,884	309,585	110,179	(b)

	$97,686	$739,157	$62,375		$143,502	$666,543	$174,132

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.
(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $699.5 million at September 30, 2010 and $599.8 million at December 31, 2009.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warranty liability, beginning of period	$84,237	$42,230	$96,110	$58,178
Warranty reserves provided	14,656	8,962	39,964	20,346
Liabilities assumed with Centex merger	—	42,405	—	42,405
Payments	(17,178)	(12,106)	(53,954)	(30,302)
Other adjustments	(1,045)	(1,056)	(1,450)	(10,192)

Warranty liability, end of period	$80,670	$80,435	$80,670	$80,435

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At September 30, 2010 and December 31, 2009, residential mortgage loans available-for-sale had an aggregate fair value of $153.8 million and $166.8 million, respectively, and an aggregate outstanding principal balance of $148.6 million and $166.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.9) million and $(3.2) million for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $(4.0) million for the nine months ended September 30, 2010 and 2009, respectively, and are included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $15.6 million and $18.7 million during the three months ended September 30, 2010 and 2009, respectively, and $50.7 million and $40.7 million for the nine months ended September 30, 2010 and 2009, respectively, and are included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.5 million and $1.8 million at September 30, 2010 and December 31, 2009, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $4.2 million and $11.7 million during the three months ended September 30, 2010 and 2009, respectively, and $17.0 million and $18.9 million during the nine months ended September 30, 2010 and 2009, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At September 30, 2010 and December 31, 2009, the Company had interest rate lock commitments in the amount of $199.9 million and $126.9 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on market prices for similar instruments from the specific whole loan investor. At September 30, 2010, the Company had unexpired cash forward contracts and whole loan investor commitments of $269.4 million and $46.2 million, respectively, compared with cash forward contracts and whole loan investor commitments of $257.9 million and $23.8 million, respectively, at December 31, 2009.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At September 30, 2010, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	September 30, 2010		December 31, 2009
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$5,430	$9	$2,213	$298
Forward contracts	86	1,186	2,703	228
Whole loan commitments	1,571	2	920	10

	$7,087	$1,197	$5,836	$536

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

New accounting pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets; an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. The Company adopted ASC 860 as of January 1, 2010, which did not have a material impact on the Company’s financial statements.

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

In March 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Recognition and Disclosure Requirements.” This update removes the requirements for an SEC filer to disclose a date through which subsequent events are evaluated in both issued and revised financial statements, alleviating potential conflicts with the SEC’s requirements. ASU 2010-09 was effective for the Company upon issuance. The adoption did not impact the Company’s financial statements.

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

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. Amortization expense for these assets totaled $1.2 million and $3.7 million for the three and nine months ended September 30, 2010, respectively, and is included in the Consolidated Statements of Operations within other expense (income), net. The remaining $4.0 million of acquired intangible assets related to acquired backlog at August 18, 2009 and was amortized in 2009 as the related customer orders closed.

During the three months ended June 30, 2010, the Company completed its business combination accounting. This resulted in an increase to goodwill of $2.5 million related to the completion of a final valuation of self-insurance liabilities assumed with the Centex merger.

As of the merger date, goodwill largely consisted of the expected economic value attributable to Centex’s deferred tax assets and expected synergies resulting from the merger. Centex had $1.3 billion of deferred tax assets as of the merger date, which were substantially offset by a valuation allowance due to the uncertainty of realization. While the ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods, such assets have a significant economic value given their long life and the Company’s expectations regarding future operating results. As discussed in Note 9, a portion of the economic value of these deferred tax assets was recognized in the fourth quarter of 2009. The combined entity has also achieved significant savings in corporate and divisional overhead costs and interest costs and synergies in the areas of purchasing leverage and integrating the combined organization’s operational best practices. The Company also anticipates opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.

Transaction and integration costs

Transaction and integration costs directly related to the Centex merger, excluding the impact of restructuring costs and acquisition accounting adjustments, totaled $31.9 million and $37.6 million for the three and nine months ended September 30, 2009, the majority of which are included in the Consolidated Statements of Operations within selling, general and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805. See Note 4 for a discussion of restructuring costs incurred in connection the Centex merger.

Supplemental pro forma information

The following represents pro forma operating results as if Centex had been included in the Company’s Condensed Consolidated Statements of Operations as of January 1, 2009 ($000’s omitted, except per share data):

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$1,395,397	$4,055,057
Net loss	$(487,783)	$(1,518,939)
Loss per common share - basic and diluted	$(1.30)	$(4.04)

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

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with various acquisitions and is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. As further explained in Note 2, the Company recorded $1.5 billion of goodwill in connection with the Centex merger. All goodwill associated with prior transactions has been previously written-off. In accordance with ASC 350, management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value. The determination of fair value is significantly impacted by estimates related to current market valuations, current and future economic conditions in each of the Company’s geographical markets, and the Company’s strategic plans within each of its markets. Due to uncertainties in the estimation process and significant volatility in demand for new housing, actual results could differ significantly from such estimates.

During the fourth quarter of 2009, the Company performed its annual goodwill impairment test. The determinations of fair value in allocating goodwill at the Centex merger date (August 18, 2009) and at the goodwill impairment assessment date (October 31, 2009) followed the same process using similar long-term assumptions. The primary difference was that the valuation at the merger date was based on only the acquired Centex operations reconciled to the purchase price for the Centex merger while the valuation at the assessment date was based on the integrated operations of each reporting unit reconciled to the Company’s overall market capitalization. This valuation approach at the assessment date was consistent with the Company’s operating structure following the merger in that all acquired Centex operations were integrated with the Pulte operations and managed and forecasted at the local market level, not according to legacy operations.

As a result of the goodwill impairment test as of October 31, 2009, the Company determined that $563.0 million of goodwill was impaired. This impairment resulted from a number of factors, including:

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

As explained in Note 2, the Company recorded an increase of $2.5 million to goodwill in the three months ended June 30, 2010 in conjunction with completing its business combination accounting for the Centex merger. As a result, the Company reperformed the fourth quarter 2009 goodwill impairment test using the revised goodwill figure and recorded an additional impairment of $1.4 million. The Company recorded the impairment in other expense (income), net in the Consolidated Statement of Operations for the nine months ended September 30, 2010. The Company also disposed of $1.6 million of goodwill in connection with the sale of the retail title operations acquired with the Centex merger.

The Company performed an event-driven assessment of the recoverability of goodwill as of September 30, 2010 following deterioration in market conditions, the Company’s operating results falling below previously forecasted levels, including an operating loss in the third quarter, certain actions taken to better align the Company’s overhead structure with lower revenue volumes, and a sustained decline in the Company’s market capitalization. In performing the goodwill impairment analysis, the Company followed a similar approach as in 2009 using management’s best estimates of the future cash flows for each reporting unit. The decline in the Company’s market capitalization occurred in spite of an increase in the Company’s tangible book value since the previous goodwill assessment as of October 31, 2009. The increase in the Company’s tangible book value resulted primarily from income tax refunds and other tax-related matters. Accordingly, the implied fair value of the Company’s homebuilding business experienced an even more significant decline than the Company’s market capitalization. The combination of these factors resulted in a goodwill impairment charge of $654.9 million, which was recorded in other expense (income), net in the Consolidated Statement of Operations for the three months ended September 30, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

3.	Goodwill (continued)

In addition to the event-driven assessment of goodwill at September 30, 2010, the Company will perform its annual assessment of the recoverability of goodwill as of October 31, 2010. If management’s expectations of future results and cash flows for any of its reporting units decrease, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased, which may result in an impairment of goodwill. Of the Company’s remaining goodwill of $240.5 million at September 30, 2010, $228.0 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

The following summarizes the change in goodwill during 2010 ($000’s omitted):

Reporting Segment	Balance at December 31, 2009	Additions	Impairments	Disposals	Balance at September 30, 2010
Northeast	$—	$493	$(493)	$—	$—
Southeast	327,032	611	(267,149)	—	60,494
Gulf Coast	353,434	679	(262,018)	—	92,095
Midwest	40,643	221	(20,151)	—	20,713
Southwest	52,638	110	(31,279)	—	21,469
West	120,578	400	(75,208)	—	45,770
Financial Services	1,593	—	—	(1,593)	—

Total goodwill	$895,918	$2,514	$(656,298)	$(1,593)	$240,541

4.	Restructuring

The Company has taken a series of actions both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Employee severance benefits	$7,444	$33,014	$12,275	$36,982
Lease exit costs	7,113	10,972	9,767	13,366
Other	987	1,607	1,556	1,696

Total restructuring charges	$15,544	$45,593	$23,598	$52,044

Financial Services expenses for the three and nine months ended September 30, 2010 include $1.7 million and $3.2 million, respectively, of total restructuring charges. All other employee severance benefits are included within selling, general and administrative expense while all other lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liabilities for employee severance benefits and exited leases totaled $5.4 million and $28.3 million, respectively, at September 30, 2010 and $14.2 million and $38.6 million, respectively, at December 31, 2009. Substantially all of the employee severance benefits will be paid within the next year, while cash expenditures related to lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30, 2010	December 31, 2009
Homes under construction	$1,534,135	$1,492,894
Land under development	2,507,753	2,370,876
Land held for future development	878,866	1,076,588

	$4,920,754	$4,940,358

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for the three and nine months ended September 30, 2010 included $7.6 million and $13.8 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $15.1 million and $57.0 million, respectively for the three and nine months ended September 30, 2009. The level of the Company’s active inventory was lower than the Company’s debt level at September 30, 2010. Accordingly, $0.9 million and $1.5 million of Homebuilding interest costs were expensed directly to interest expense in the three and nine months ended September 30, 2010, respectively.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest in inventory, beginning of period	$310,622	$187,398	$239,365	$170,020
Interest capitalized	67,794	60,890	203,979	166,591
Interest expensed	(48,501)	(36,173)	(113,429)	(124,496)

Interest in inventory, end of period	$329,915	$212,115	$329,915	$212,115

Homebuilding interest incurred*	$68,740	$60,890	$205,473	$166,591

*	Homebuilding interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale (continued)

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

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2010			2009
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	10	$7.2	$4.5	116	$351.2	$358.6
June 30	16	35.1	25.6	43	82.4	109.2
September 30	28	33.4	57.4	48	163.9	132.6

			$87.5			$600.4

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. During the three months ended September 30, 2010, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 50 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 21%, with an aggregate average of 14%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was adjusted to net realizable value. During the three months ended September 30, 2010 and 2009, the Company recognized net realizable value adjustments related to land held for sale of $0.6 million and $8.3 million, respectively, and $1.0 million and $16.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Inventory and land held for sale (continued)

The Company’s land held for sale was as follows ($000’s omitted):

	September 30, 2010	December 31, 2009
Land held for sale, gross	$71,065	$84,495
Net realizable value reserves	(15,908)	(25,850)

Land held for sale, net	$55,157	$58,645

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $1.1 million and $17.2 million during the three months ended September 30, 2010 and 2009, respectively, and $4.0 million and $18.2 million for the nine months ended September 30, 2010 and 2009, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Northeast	$149,984	$189,073	$538,769	$338,373
Southeast	171,833	150,032	569,451	311,885
Gulf Coast	277,699	247,362	881,906	550,080
Midwest	142,747	134,866	399,946	275,366
Southwest	105,700	154,534	335,604	428,155
West	152,936	174,099	511,814	369,332
Other homebuilding (a)	29,856	6,825	52,792	6,825

	1,030,755	1,056,791	3,290,282	2,280,016
Financial Services	27,009	34,303	93,738	73,550

Consolidated revenues	$1,057,764	$1,091,094	$3,384,020	$2,353,566

Income (loss) before income taxes:
Northeast	$(1,537)	$(61,516)	$17,970	$(190,979)
Southeast	5,334	(6,802)	27,111	(47,943)
Gulf Coast	(17,075)	(37,315)	(3,336)	(183,387)
Midwest	2,510	(6,994)	194	(54,798)
Southwest	(29,777)	(47,295)	(19,855)	(223,778)
West	5,162	(23,350)	26,161	(93,052)
Other homebuilding (a)	(984,866)	(108,333)	(1,068,531)	(192,584)

	(1,020,249)	(291,605)	(1,020,286)	(986,521)
Financial Services (b)	3,463	(8,612)	350	(18,730)

Total segment income (loss) before income taxes	(1,016,786)	(300,217)	(1,019,936)	(1,005,251)
Other non-operating (c)	(7,051)	(58,502)	(24,135)	(52,643)

Consolidated loss before income taxes	$(1,023,837)	$(358,719)	$(1,044,071)	$(1,057,894)

(a)	Other homebuilding includes the Company’s operations in Hawaii and Puerto Rico, certain wind down operations, goodwill impairments (which totaled $654.9 million and $656.3 million for the three months and nine months ended September 30, 2010, respectively), amortization of intangible assets, and amortization of capitalized interest (which totaled $48.5 million and $36.2 million for the three months ended September 30, 2010 and 2009, respectively, and $113.4 million and $124.5 million for the nine months ended September 30, 2010 and 2009, respectively).
(b)	Financial Services income before income taxes includes interest expense of $0.8 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively, and $1.9 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. Financial Services income before income taxes includes interest income of $1.6 million and $1.9 million for the three months ended September 30, 2010 and 2009, respectively, and $4.5 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Land and community valuation adjustments:
Northeast	$3,812	$63,251	$4,194	$137,752
Southeast	1,162	4,919	1,257	29,235
Gulf Coast	20,938	4,376	28,965	126,273
Midwest	2,046	283	6,616	35,327
Southwest	18,748	26,021	18,748	137,129
West	3,132	18,638	13,930	77,622
Other homebuilding (a)	7,615	15,071	13,826	57,045

	$57,453	$132,559	$87,536	$600,383

Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—	$—	$4,796
Southeast	—	—	—	310
Gulf Coast	186	6,987	507	10,011
Midwest	—	420	—	420
Southwest	461	900	461	900
West	1	—	60	(277)

	$648	$8,307	$1,028	$16,160

Write-off of deposits and pre-acquisition costs (b):
Northeast	$(70)	$49	$(73)	$328
Southeast	964	11	1,182	541
Gulf Coast	53	17,085	548	17,131
Midwest	4	55	34	56
Southwest	48	5	95	4
West	134	4	2,199	121

	$1,133	$17,209	$3,985	$18,181

Impairments of investments in unconsolidated joint ventures:
Northeast	$—	$—	$—	$31,121
Southwest	—	—	—	19,305
West	—	5,752	1,908	5,752
Other homebuilding	—	—	—	2,428

	$—	$5,752	$1,908	$58,606

Total valuation adjustments and write-offs	$59,234	$163,827	$94,457	$693,330

(a)	Represents write-offs of capitalized interest related to land and community valuation adjustments.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	September 30, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$277,487	$481,670	$135,266	$894,423	$1,042,225
Southeast	246,583	318,052	137,556	702,191	752,011
Gulf Coast	340,823	614,944	217,462	1,173,229	1,356,691
Midwest	203,243	223,273	30,457	456,973	484,478
Southwest	195,225	476,562	177,777	849,564	944,379
West	215,245	189,698	105,439	510,382	584,404
Other homebuilding (a)	55,529	203,554	74,909	333,992	765,588

	1,534,135	2,507,753	878,866	4,920,754	5,929,776
Financial Services	—	—	—	—	204,385
Other non-operating (b)	—	—	—	—	2,958,475

	$1,534,135	$2,507,753	$878,866	$4,920,754	$9,092,636

	December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$273,238	$256,486	$382,828	$912,552	$1,169,059
Southeast	213,216	356,295	68,408	637,919	788,289
Gulf Coast	318,598	684,598	229,251	1,232,447	1,427,229
Midwest	172,900	241,069	28,760	442,729	468,192
Southwest	191,145	522,709	165,604	879,458	951,346
West	239,613	166,948	126,262	532,823	634,012
Other homebuilding (a)	84,184	142,771	75,475	302,430	1,463,359

	1,492,894	2,370,876	1,076,588	4,940,358	6,901,486
Financial Services	—	—	—	—	250,828
Other non-operating (b)	—	—	—	—	2,898,908

	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

(a)	Other homebuilding primarily includes operations in Hawaii, Puerto Rico, certain wind down operations, and capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	September 30, 2010	December 31, 2009
Investments in joint ventures with limited recourse guaranties	$—	$19,611
Investments in joint ventures with debt non-recourse to Pulte	13,200	12,859
Investments in other joint ventures	72,019	41,345

Total investments in unconsolidated entities	$85,219	$73,815

Total joint venture debt	$18,736	$69,488
Pulte’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,841	$18,970
Joint venture debt non-recourse to Pulte	4,529	6,357

Pulte’s total proportionate share of joint venture debt	$6,370	$25,327

During the three and nine months ended September 30, 2010, the Company recognized income (loss) from its unconsolidated joint ventures of $(3.7) million and $1.7 million, respectively, including impairments of $1.9 million for the nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, the Company recognized a loss from its unconsolidated joint ventures of $4.2 million and $57.2 million, respectively, including impairments totaling $5.8 million and $58.6 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company made capital contributions of $22.7 million and $28.5 million, respectively, to its joint ventures and received capital and earnings distributions of $7.4 million and $4.3 million, respectively, from its joint ventures.

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

A terminated joint venture financing agreement required the Company and other members of one joint venture to guaranty for the benefit of the lender the completion of the project if the joint venture did not perform the required development and an increment of interest in certain circumstances. This joint venture defaulted under its debt agreement, and the lender has foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. While the Company believes it has meritorious defenses against the lawsuit, there is no assurance that the Company will not be required to pay damages under the completion guaranty. The Company’s maximum exposure should be limited to its proportionate share of the amount, if any, determined to be owed under such guaranties. Accordingly, the amount of any potential loss the Company might incur as a result of resolving this matter should not exceed the Company’s proportionate share of the joint venture’s outstanding principal plus accumulated interest as of the date the lender foreclosed on the property, the Company’s proportionate share of which totaled approximately $52.2 million, representing 12% of the total pre-foreclosure exposure of the joint venture, and which is excluded from the above table.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Investments in unconsolidated entities (continued)

Additionally, the Company has agreed to indemnify the lenders for a joint venture with limited recourse guaranties for certain environmental contingencies, and the guaranty arrangement provides that the Company is responsible for a proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under this guaranty unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under the bankruptcy or environmental guaranties described above.

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

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during the three months ended September 30, 2010. The Company had remaining authorization to purchase $102.3 million of common stock at September 30, 2010.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2010 and 2009, the Company repurchased $3.1 million and $6.5 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30, 2010	December 31, 2009
Foreign currency translation adjustments:
Mexico	$45	$45
Fair value of derivatives, net of income taxes of $2,086 in 2010 and 2009	(2,043)	(2,294)

	$(1,998)	$(2,249)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Income taxes

The Company’s income tax expense (benefit) was $(28.7) million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, and $(112.8) million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2010 and 2009 are not meaningful as the income tax expense (benefit) is not directly correlated to the amount of pretax income (loss). The income tax benefit for the nine months ended September 30, 2010 was primarily due to the favorable resolution of certain federal and state income tax matters.

The Company had income taxes receivable of $136.8 million and $955.2 million at September 30, 2010 and December 31, 2009, respectively. Income taxes receivable at December 31, 2009 related primarily to the carryback of 2009 federal net operating losses under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company received federal income tax refunds of $881.6 million during the nine months ended September 30, 2010. The income taxes receivable at September 30, 2010 generally represents outstanding federal and state tax refunds from amended returns and net operating loss carrybacks. Of this amount, $52.8 million was received in October 2010.

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At September 30, 2010 and December 31, 2009, the Company had net deferred tax assets of $2.4 billion and $2.3 billion, respectively, which were offset by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the Company’s consolidated results of operations or financial position.

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

At September 30, 2010 and December 31, 2009, the Company had $276.4 million and $326.1 million, respectively, of gross unrecognized tax benefits and $54.5 million and $80.6 million, respectively, of accrued penalties and interest. The decreases in unrecognized tax benefits and accrued penalties and interest were primarily attributable to the aforementioned favorable resolution of certain federal and state income tax matters. The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $68.3 million, excluding interest and penalties, primarily due to potential settlements and expirations of certain statutes of limitations. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998-2010.

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

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

Financial Instrument	Level 1	Level 2	Level 3	Fair Value at September 30, 2010
Residential mortgage loans available-for-sale	$—	$153,762	$—	$153,762
Whole loan commitments	—	1,569	—	1,569
Interest rate lock commitments	—	5,421	—	5,421
Forward contracts	—	(1,100)	—	(1,100)

	$—	$159,652	$—	$159,652

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

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

	Level 1	Level 2	Level 3	Fair Value at September 30, 2010
Loans held for investment	$—	$4,207	$—	$4,207
House and land inventory	—	—	33,407	33,407

	$—	$4,207	$33,407	$37,614

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

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At September 30, 2010, the fair value of the senior notes outstanding approximated $4.2 billion compared with the carrying value of $4.3 billion. The carrying value of collateralized short-term debt approximates fair value.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Debt and other financing arrangements

	September 30, 2010	December 31, 2009
4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	$47,493	$48,082
7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	86,965	90,046
8.125% unsecured senior notes, issued by PulteGroup, Inc. due 2011, (a)	13,898	13,892
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2011 (c)	132,086	131,995
7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	114,682	117,249
5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	128,283	128,916
6.25% unsecured senior notes, issued by PulteGroup, Inc. due 2013 (c)	224,703	224,542
5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	261,083	258,874
5.25% unsecured senior notes, issued by PulteGroup, Inc. due 2014 (c)	463,890	463,865
5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	338,648	336,299
5.2% unsecured senior notes, issued by PulteGroup, Inc. due 2015 (c)	292,627	292,586
5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	420,034	415,262
6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	466,016	464,139
7.625% unsecured senior notes, issued by PulteGroup, Inc. due 2017 (a)	149,238	149,156
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2032 (c)	299,054	299,021
6.375% unsecured senior notes, issued by PulteGroup, Inc. due 2033 (c)	398,326	398,271
6.0% unsecured senior notes, issued by PulteGroup, Inc. due 2035 (c)	299,357	299,337
7.375% unsecured senior notes, issued by PulteGroup, Inc. due 2046 (d)	150,000	150,000

Total senior notes - carrying value	$4,286,383	$4,281,532

Estimated fair value	$4,209,182	$4,087,269

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, assumed by PulteGroup, Inc., and guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(d)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries

On October 21, 2010, the Company completed a tender offer of $500.0 million of its senior notes in several series due 2013 through 2015. As a result of the tender offer, a loss of approximately $27.8 million will be recorded in the fourth quarter of 2010.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. As of September 30, 2010, Pulte Mortgage allowed its third party borrowing agreements to expire without replacement. Given the Company’s strong liquidity and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage currently funds its operations using internal Company resources.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, the Company’s mortgage operations also provide limited indemnities for certain loans sold to the investors. If determined to be at fault, the Company either repurchases the loans from the investors or reimburses the investors’ losses. The Company establishes liabilities for such anticipated losses based upon, among other things, historical loss rates, trends in loan originations, and the geographic location of the underlying collateral. Effective with the Centex merger, the Company assumed loan repurchase liabilities totaling $52.6 million. Beginning in 2009, the Company experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. The vast majority of these losses relate to loans originated in 2006 and 2007 when lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Liabilities, beginning of period	$103,238	$11,525	$105,914	$3,240
Provision for losses	—	11,473	16,856	23,597
Settlements	(3,988)	(4,150)	(23,520)	(7,989)
Liabilities assumed with Centex merger	—	52,615	—	52,615

Liabilities, end of period	$99,250	$71,463	$99,250	$71,463

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At September 30, 2010 and December 31, 2009, the Company had recorded $207.4 million and $224.3 million, respectively, in accrued liabilities for outstanding CDD obligations.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Commitments and contingencies (continued)

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At September 30, 2010 and December 31, 2009 the Company had outstanding letters of credit and surety bonds totaling $1.8 billion and $2.0 billion, respectively.

In addition, the Company is subject to approximately $1.4 billion of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $125.0 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business has indemnified the Company against potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400 million and terminates in 2016, if not previously terminated by the Company.

Litigation

The Company is involved in various litigation incidental to its business operations. While the outcome of such litigation cannot be predicted with certainty, management does not believe that the resolution of such litigation will have a material adverse impact on the results of operations, financial position, or cash flows of the Company.

Self-insured risks

The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited and more expensive in recent years. The Company retains a significant portion of its overall insurance losses. In certain instances, the Company may offer its subcontractors the opportunity to purchase insurance through one of the Company’s captive insurance subsidiaries or to participate in a project specific insurance program provided by the Company. The project specific insurance programs may be purchased from the captive insurance subsidiaries or through a third party insurance company. Any policy issued by the captive insurance subsidiaries represents self-insurance of these risks by the Company.

The Company reserves for costs associated with claims and their related lawsuits, which are covered by policies issued by the Company’s insurance subsidiaries or through its own self-insured retentions or deductibles. These reserves are based on an actuarial analysis of the Company’s historical claims. The actuarial analysis includes an estimate of claims incurred but not reported. These estimates make up a significant portion of the Company’s estimates and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but claims are reported and resolved over an extended period often exceeding ten years. As a result, actual costs could differ significantly from estimated costs.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Commitments and contingencies (continued)

Self-insured risks (continued)

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. During the three months ended September 30, 2010, the Company experienced a greater than anticipated frequency of newly reported claims and an increase in specific case reserves related to known claims for homes closed in prior periods. As a result of these unfavorable trends, the Company recorded additional expense to insurance reserves totaling $272.2 million ($0.72 per basic and diluted share) and $291.8 million ($0.77 per basic and diluted share) for the three and nine months ended September 30, 2010, respectively. The Company recorded these expenses in the Consolidated Statements of Operations within selling, general, and administrative expenses. Substantially all of these increases related to general liability reserves. The Company’s recorded reserves for all general liability insurance claims totaled $782.8 million and $513.0 million at September 30, 2010 and December 31, 2009, respectively. The recorded reserves include an actuarial assessment of incurred but not reported claims, which represent approximately 78% and 75% of the total general liability reserves at September 30, 2010 and December 31, 2009, respectively. Changes in the number and timing of reported claims and the estimates of specific claim values will significantly impact estimates of future reserves, which are reflected by the incurred but not reported reserve.

In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable and are reflected in the Company’s actuarial analysis. The Company’s insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$10,000	$2,244,943	$368,339	$—	$2,623,282
Restricted cash	—	5,363	27,599	—	32,962
Unfunded settlements	—	16,269	(6,426)	—	9,843
House and land inventory	—	4,916,755	3,999	—	4,920,754
Land held for sale	—	55,157	—	—	55,157
Land, not owned, under option agreements	—	62,375	—	—	62,375
Residential mortgage loans available-for-sale	—	—	153,762	—	153,762
Securities purchased under agreements to resell	57,700	—	(57,700)	—	—
Investments in unconsolidated entities	1,520	79,501	4,198	—	85,219
Goodwill	—	240,541	—	—	240,541
Intangible assets, net	—	178,723	—	—	178,723
Other assets	27,466	514,784	50,923	—	593,173
Income taxes receivable	136,845	—	—	—	136,845
Deferred income tax assets	(29,784)	31	29,753	—	—
Investments in subsidiaries and intercompany accounts, net	6,815,358	3,043,531	4,373,294	(14,232,183)	—

	$7,019,105	$11,357,973	$4,947,741	$(14,232,183)	$9,092,636

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$117,987	$1,419,914	$653,617	$—	$2,191,518
Income tax liabilities	318,312	—	—	—	318,312
Senior notes	4,286,383	—	—	—	4,286,383

Total liabilities	4,722,682	1,419,914	653,617	—	6,796,213
Total shareholders’ equity	2,296,423	9,938,059	4,294,124	(14,232,183)	2,296,423

	$7,019,105	$11,357,973	$4,947,741	$(14,232,183)	$9,092,636

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,024,847	$—	$—	$1,024,847
Land sale revenues	—	5,908	—	—	5,908

	—	1,030,755	—	—	1,030,755
Financial Services	—	610	26,399	—	27,009

	—	1,031,365	26,399	—	1,057,764

Homebuilding Cost of Revenues
Home cost of revenues	—	952,788	—	—	952,788
Land cost of revenues	—	4,849	—	—	4,849

	—	957,637	—	—	957,637
Financial Services expenses	193	221	23,036	—	23,450
Selling, general and administrative expenses	17,321	228,512	179,810	—	425,643
Other expense (income), net	(256)	674,102	(867)	—	672,979
Interest income	—	(2,402)	(199)	—	(2,601)
Interest expense	789	—	—	—	789
Intercompany interest	42,322	(42,366)	44	—	—
Equity in earnings (loss) of unconsolidated entities	(2)	2,492	1,214	—	3,704

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(60,367)	(786,831)	(176,639)	—	(1,023,837)
Income tax expense (benefit)	61,119	(28,647)	(61,193)	—	(28,721)

Income (loss) before equity in earnings (loss) of subsidiaries	(121,486)	(758,184)	(115,446)	—	(995,116)
Equity in earnings (loss) of subsidiaries	(873,630)	1,320	(255,436)	1,127,746	—

Net income (loss)	$(995,116)	$(756,864)	$(370,882)	$1,127,746	$(995,116)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$3,264,643	$—	$—	$3,264,643
Land sale revenues	—	25,639	—	—	25,639

	—	3,290,282	—	—	3,290,282
Financial Services	—	2,629	91,109	—	93,738

	—	3,292,911	91,109	—	3,384,020

Homebuilding Cost of Revenues
Home cost of revenues	—	2,907,339	—	—	2,907,339
Land cost of revenues	—	16,410	—	—	16,410

	—	2,923,749	—	—	2,923,749
Financial Services expenses	564	(1,808)	94,577	—	93,333
Selling, general and administrative expenses	50,835	492,789	200,740	—	744,364
Other expense (income), net	(301)	679,072	(4,999)	—	673,772
Interest income	—	(7,248)	(424)	—	(7,672)
Interest expense	2,289	—	—	—	2,289
Intercompany interest	126,229	(126,343)	114	—	—
Equity in earnings (loss) of unconsolidated entities	(9)	(2,898)	1,163	—	(1,744)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(179,607)	(664,402)	(200,062)	—	(1,044,071)
Income tax expense (benefit)	64,460	(112,572)	(64,658)	—	(112,770)

Income (loss) before equity in earnings (loss) of subsidiaries	(244,067)	(551,830)	(135,404)	—	(931,301)
Equity in earnings (loss) of subsidiaries	(687,234)	(4,109)	(81,334)	772,677	—

Net income (loss)	$(931,301)	$(555,939)	$(216,738)	$772,677	$(931,301)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,053,787	$—	$—	$1,053,787
Land sale revenues	—	3,004	—	—	3,004

	—	1,056,791	—	—	1,056,791
Financial Services	—	2,508	31,795	—	34,303

	—	1,059,299	31,795	—	1,091,094

Homebuilding Cost of Revenues
Home cost of revenues	—	1,080,256	—	—	1,080,256
Land cost of revenues	—	12,492	—	—	12,492

	—	1,092,748	—	—	1,092,748
Financial Services expenses	595	1,823	40,503	—	42,921
Selling, general and administrative expenses	24,315	167,754	29,469	—	221,538
Other expense (income), net	47,402	41,899	518	—	89,819
Interest income	—	(1,602)	(212)	—	(1,814)
Interest expense	433	—	(2)	—	431
Intercompany interest	61,465	(61,465)	—	—	—
Equity in earnings (loss) of unconsolidated entities	—	2,812	1,358	—	4,170

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(134,210)	(184,670)	(39,839)	—	(358,719)
Income tax expense (benefit)	376	4,935	(2,643)	—	2,668

Income (loss) before equity in earnings (loss) of subsidiaries	(134,586)	(189,605)	(37,196)	—	(361,387)
Equity in earnings (loss) of subsidiaries	(226,801)	(35,176)	(152,191)	414,168	—

Net income (loss)	$(361,387)	$(224,781)	$(189,387)	$414,168	$(361,387)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$2,272,231	$—	$—	$2,272,231
Land sale revenues	—	7,785	—	—	7,785

	—	2,280,016	—	—	2,280,016
Financial Services	—	6,831	66,719	—	73,550

	—	2,286,847	66,719	—	2,353,566

Homebuilding Cost of Revenues
Home cost of revenues	—	2,703,085	—	—	2,703,085
Land cost of revenues	—	24,760	—	—	24,760

	—	2,727,845	—	—	2,727,845
Financial Services expenses	944	4,962	86,390	—	92,296
Selling, general and administrative expenses	54,012	385,400	30,948	—	470,360
Other expense (income), net	31,501	37,069	1,837	—	70,407
Interest income	(1)	(6,722)	(1,266)	—	(7,989)
Interest expense	1,347	—	(2)	—	1,345
Intercompany interest	177,553	(177,553)	—	—	—
Equity in earnings (loss) of unconsolidated entities	—	53,240	3,956	—	57,196

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(265,356)	(737,394)	(55,144)	—	(1,057,894)
Income tax expense (benefit)	3,724	10,955	(6,903)	—	7,776

Income (loss) before equity in earnings (loss) of subsidiaries	(269,080)	(748,349)	(48,241)	—	(1,065,670)
Equity in earnings (loss) of subsidiaries	(796,590)	(42,028)	(591,879)	1,430,497	—

Net income (loss)	$(1,065,670)	$(790,377)	$(640,120)	$1,430,497	$(1,065,670)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$661,137	$149,731	$(12,271)	$—	$798,597

Distributions from unconsolidated entities	—	3,893	—	—	3,893
Investments in unconsolidated entities	—	(21,398)	(1,268)	—	(22,666)
Investment in subsidiaries	(117,955)	(5,147)	(117,955)	241,057	—
Dividends received from subsidiaries	204,965	—	46,000	(250,965)	—
Net change in loans held for investment	—	—	9,898	—	9,898
Proceeds from the sale of fixed assets	—	1,231	9	—	1,240
Capital expenditures	—	(10,197)	(1,450)	—	(11,647)

Net cash provided by (used in) investing activities	87,010	(31,618)	(64,766)	(9,908)	(19,282)

Cash flows from financing activities:
Net borrowings under Financial Services credit arrangements	—	—	(18,394)	—	(18,394)
Repayment of other borrowings	—	(1,415)	—	—	(1,415)
Capital contributions from parent	—	117,955	123,102	(241,057)	—
Advances (to) from affiliates	(743,700)	759,571	(15,871)	—	—
Issuance of common stock	8,668	—	—		8,668
Stock repurchases	(3,115)	—	—	—	(3,115)
Dividends paid	—	(250,965)	—	250,965	—

Net cash provided by (used in) financing activities	(738,147)	625,146	88,837	9,908	(14,256)

Effect of exchange rate changes on cash and equivalents	—	—	(11)	—	(11)

Net increase in cash and equivalents	10,000	743,259	11,789	—	765,048
Cash and equivalents at beginning of period	—	1,501,684	356,550	—	1,858,234

Cash and equivalents at end of period	$10,000	$2,244,943	$368,339	$—	$2,623,282

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

13.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$138,095	$74,664	$117,752	$—	$330,511

Distributions from unconsolidated entities	—	3,393	—	—	3,393
Investments in unconsolidated entities	—	(28,451)	—	—	(28,451)
Dividends received from subsidiaries	3,359	—	—	(3,359)	—
Investment in subsidiaries	(19,135)	(10,306)	(17,295)	46,736	—
Cash acquired with Centex merger, net of cash used	(50)	1,724,500	24,292	—	1,748,742
Net change in loans held for investment	—	—	12,526	—	12,526
Proceeds from the sale of fixed assets	—	1,456	91	—	1,547
Capital expenditures	—	(22,679)	(2,779)	—	(25,458)

Net cash provided by (used in) investing activities	(15,826)	1,667,913	16,835	43,377	1,712,299

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(173,970)	—	(173,970)
Repayment of other borrowings	(2,000,732)	(3,469)	—	—	(2,004,201)
Capital contributions from parent	—	19,135	27,601	(46,736)	—
Advances (to) from affiliates	1,882,313	(1,906,530)	24,217	—	—
Dividends paid	—	(3,359)	—	3,359	—
Issuance of common stock	2,605	—	—	—	2,605
Stock repurchases	(6,455)	—	—	—	(6,455)

Net cash provided by (used in) financing activities	(122,269)	(1,894,223)	(122,152)	(43,377)	(2,182,021)

Effect of exchange rate changes on cash and equivalents	—	—	570	—	570

Net increase (decrease) in cash and equivalents	—	(151,646)	13,005	—	(138,641)
Cash and equivalents at beginning of period	—	1,288,200	367,064	—	1,655,264

Cash and equivalents at end of period	$—	$1,136,554	$380,069	$—	$1,516,623

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures, among other factors. When combined with the significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy in recent periods, these conditions have contributed to sharply weakened demand for new homes, slower sales, and pricing pressures to attract homebuyers. As a result, we have experienced a pre-tax loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.3 billion and goodwill impairments of $1.6 billion.

The U.S. housing market and broader economy remain in a period of uncertainty; however, we are beginning to see signs of stabilization in certain of our local markets, though at near historically low levels. This more stable environment resulted in a significant reduction in the level of land-related charges recorded during 2010 compared with recent years. We believe our strategic merger with Centex positions us well for a recovery in the homebuilding industry. However, significant short-term uncertainty remains. The expiration of the federal homebuyer tax credit, which was applicable to orders under contract by April 30 and closed by September 30, favorably impacted our revenues for the first half of 2010 but also contributed to industry-wide softness in new orders since May 2010. Other factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

•	Continued high levels of foreclosure activity;

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2010 or 2011;

•

Potentially higher mortgage interest rates, which might result from a variety of macroeconomic factors, as the current level of historically low mortgage interest rates is not believed to be sustainable for the long-term;

•	Increased costs and standards related to FHA loans, which became a significant source of customer financing for the homebuilding industry in 2009 and continues to be so in 2010;

•	The overall impact of the federal government’s intervention in the U.S. economy, including the expiration of various economic stimulus programs; and

•

Potential impacts of reforms to the overall U.S. financial services and mortgage industries that may have an adverse impact on the ability of our customers to finance their home purchases or on our access to the capital markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into law on July 21, 2010 and the potential re-privatization of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac.

Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. While we are purchasing select land positions where it makes strategic and economic sense to do so, our targeted profile for such investments consists of developed lots, frequently under rolling lot option contracts, that are cash flow positive early in the project cycle and accretive to earnings. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn and in conjunction with the Centex merger. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus, including additional consolidation and streamlining of certain of our field teams and corporate functions in the fourth quarter of 2010. We are also adjusting the content in our homes to provide our customers more affordable alternatives, including building homes with smaller floor plans in certain of our communities. We are maintaining our focus on our lean operating goals, a long-term initiative designed to extract unnecessary waste out of the home construction process. The targeted benefits include better scheduling, direct-order of materials, eliminating waste at the construction site, and reducing the amount of time it takes to build our homes.

Overview (continued)

As a result of the Centex merger, we are achieving significant savings in corporate and divisional overhead costs and interest costs for the combined entity. We are also achieving synergies in our purchasing leverage and integrating the combined organization’s operational best practices. We anticipate that the Centex merger will contribute to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

Our outlook is tempered by caution for the remainder of 2010 and into 2011. If the negative trends in economic conditions or financial market volatility experienced in recent years return either nationally or to any of our local markets, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results by line of business for the three and nine months ended September 30, 2010 and 2009 ($000’s omitted, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) before income taxes:
Homebuilding	$(1,020,249)	$(291,605)	$(1,020,286)	$(986,521)
Financial Services	3,463	(8,612)	350	(18,730)
Other non-operating	(7,051)	(58,502)	(24,135)	(52,643)

Income (loss) before income taxes	(1,023,837)	(358,719)	(1,044,071)	(1,057,894)
Income tax expense (benefit)	(28,721)	2,668	(112,770)	7,776

Net income (loss)	$(995,116)	$(361,387)	$(931,301)	$(1,065,670)

Per share data - assuming dilution:
Net income (loss)	$(2.63)	$(1.15)	$(2.46)	$(3.88)

•

The Homebuilding losses experienced in the three and nine months ended September 30, 2010 were primarily the result of goodwill impairments totaling $654.9 million and $656.3 million, respectively, and the adverse impact of certain insurance claims, which totaled $272.2 million and $291.8 million, respectively. For additional information regarding the goodwill impairments and insurance charges, see Notes 3 and 12, respectively, to the Condensed Consolidated Financial Statements. Land-related charges totaled $59.2 million and $163.8 million for the three months ended September 30, 2010 and 2009, respectively, and $94.5 million and $693.3 million for the nine months ended September 30, 2010 and 2009, respectively. The loss for the three and nine months ended September 30, 2009 also included transaction and integration costs directly related to the Centex merger totaling $76.7 million and $82.5 million, respectively. Such costs consisted primarily of severance benefits, lease exit and related asset impairment costs, investment banking fees, and other professional fees.

•

The Financial Services income in 2010 is primarily attributable to higher loan origination volume for the nine months ended September 30, 2010 combined with lower charges related to loan repurchase liabilities. The losses in 2009 reflect a combination of charges related to loan repurchase liabilities and reduced loan origination volume resulting from lower Homebuilding revenues. The loss for the three and nine months ended September 30, 2009 also includes certain transaction and integration costs directly related to the Centex merger totaling $4.5 million for both periods. Such costs consisted primarily of severance benefits and lease exit and related asset impairment costs.

•

Other non-operating loss before income taxes for the three and nine months ended September 30, 2009 includes significant losses related to the repurchase of debt and certain transaction and integrations costs directly related to the Centex merger. Excluding these items, our Other non-operating loss increased for the three and nine months ended September 30, 2010 compared with the prior year periods due primarily to increased compensation costs.

Homebuilding Operations – Summary

The following table presents a summary of our Homebuilding operating results for the three and nine months ended September 30, 2010 and 2009 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Home sale revenues	$1,024,847	$1,053,787	$3,264,643	$2,272,231
Land sale revenues	5,908	3,004	25,639	7,785

Total Homebuilding revenues	1,030,755	1,056,791	3,290,282	2,280,016
Home cost of revenues (a)	(952,788)	(1,080,256)	(2,907,339)	(2,703,085)
Land cost of revenues (b)	(4,849)	(12,492)	(16,410)	(24,760)
Selling, general and administrative expenses (c)	(416,780)	(209,055)	(714,846)	(442,574)
Equity in earnings (loss) of unconsolidated entities (d)	(3,608)	(4,176)	1,799	(57,212)
Other income (expense), net (e)	(672,979)	(42,417)	(673,772)	(38,906)

Income (loss) before income taxes	$(1,020,249)	$(291,605)	$(1,020,286)	$(986,521)

Active communities at September 30			796	957
Unit settlements (f)	3,865	4,166	12,690	8,813
Average selling price	$265	$253	$257	$258
Net new orders (h):
Units (f)	3,566	4,048	12,104	10,437
Dollars (g)	$894,000	$1,081,000	$3,133,000	$2,730,000
Backlog at September 30 (h):
Units			5,345	8,383
Dollars			$1,446,000	$2,197,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $57.5 million and $87.5 million for the three and nine months ended September 30, 2010, respectively, and $132.6 million and $600.4 million for the three and nine months ended September 30, 2009, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $0.6 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, and $8.3 million and $16.2 million for the three and nine months ended September 30, 2009, respectively.
(c)	Includes the adverse impact of certain insurance claims, which totaled $272.2 million and $291.8 million for the three and nine months ended September 30, 2010 and 2009, respectively.
(d)	Includes impairments of our investments in unconsolidated joint ventures of $1.9 million for the nine months ended September 30, 2010 and $5.8 million and $58.6 million for the three and nine months ended September 30, 2009, respectively. There were no such impairments for the three months ended September 30, 2010.
(e)	Includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $1.1 million and $4.0 million for the three and nine months ended September 30, 2010, respectively, and $17.2 million and $18.2 million for the three and nine months ended September 30, 2009, respectively. Also includes goodwill impairments of $654.9 million and $656.3 million for the three and nine months ended September 30, 2010, respectively.
(f)	Unit settlements includes Centex’s operations, which contributed approximately 1,700 and 1,400 units for the three months ended September 30, 2010 and 2009, respectively, and approximately 6,200 and 1,400 units for the nine months ended September 30, 2010 and 2009, respectively. Net new orders includes Centex’s operations, which contributed approximately 1,400 and 1,100 units for the three months ended September 30, 2010 and 2009, respectively, and approximately 5,200 and 1,100 units for the nine months ended September 30, 2010 and 2009, respectively.
(g)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
(h)	During the first quarter of 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. The purpose of the revised policy is to more closely align our backlog of orders with our house construction cycle. This change in policy resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010.

Homebuilding Operations – Summary (continued)

As indicated above, the Centex merger had a significant impact on the operating results for the three and nine months ended September 30, 2010. Excluding the impact of the Centex merger, our revenues, unit settlements, and net new orders would have experienced significant decreases from the prior year periods. Additionally, our reported home sale revenues, unit settlements, and net new orders for the nine months ended September 30, 2010 as reflected in the above tables represent decreases of 16%, 19%, and 30%, respectively, from the combined reported operating results of the two companies from the prior year period. However, these lower volumes were offset by the lower land-related charges, improved gross margins and operating leverage, and removal of the substantial majority of duplicative overhead costs from the combined companies. Excluding the impact of the goodwill impairments and casualty insurance losses recorded in the three months ended September 30, 2010, our income (loss) before income taxes for both the three and nine months ended September 30, 2010 are significantly improved from the losses reported by either company or the combined companies in the prior year periods. This illustrates the impact of the various actions we have taken to restructure our combined homebuilding operations into a more efficient organization.

Home sale revenues for the three months ended September 30, 2010, which include approximately $420.2 million related to Centex, were lower than those for the prior year period by 3%. Home sale revenues for the nine months ended September 30, 2010, which include approximately $1.5 billion related to Centex, were higher than those for the prior year period by 44%. The decrease in home sale revenues for the three months ended September 30, 2010 compared with the prior year period was attributable to a decrease in unit settlements of 7%, offset by an increase in average sales price of 5%. The increase in home sales revenues for the nine months ended September 30, 2010 compared with the prior period was attributable to an increase in unit settlements of 44% with little change in average sales price. The year to date increase in unit settlements was primarily attributable to the Centex merger. Average selling prices increased in the Midwest Area, but decreased slightly in each of our other Homebuilding segments during the nine months ended September 30, 2010 compared with the prior year period. Changes in average selling price reflect a combination of factors but were primarily attributable to shifts in the product and geographic mix of homes closed during the periods, including an increased concentration in the first-time buyer segment resulting from the Centex merger along with adjusting the product offering in certain communities to better align with current market conditions.

Homebuilding gross profit margins from home sales improved to 7.0% for the three months ended September 30, 2010 compared with negative 2.5% for the same period in the prior year. For the nine months ended September 30, 2010, Homebuilding gross profit margins were 10.9% compared with negative 19.0% for the same period in 2009. During the three and nine months ended September 30, 2010, we recorded land and community valuation adjustments of $57.5 million and $87.5 million, respectively, compared with $132.6 million and $600.4 million during the respective prior year periods. Excluding these land and community valuation adjustments and amortization of capitalized interest, gross profit margins were significantly higher during the three and nine months ended September 30, 2010 compared with the prior year periods, though down slightly from the second quarter of 2010 due to lower sales volumes. This improvement continues the margin expansion we have seen in recent quarters and reflects a combination of factors, including shifts in the product and geographic mix of homes closed during the quarter, better alignment of our product offering with current market conditions, and our various initiatives to reduce the construction cost of our homes.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had positive margin contributions of $1.1 million and $9.2 million during the three and nine months ended September 30, 2010, respectively, compared with negative margin contributions of $9.5 million and $17.0 million during the three and nine months ended September 30, 2009, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.6 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, compared with $8.3 million and $16.2 million in the respective prior year periods.

Homebuilding Operations – Summary (continued)

Selling, general, and administrative expense as a percentage of home sale revenues was 40.7% for the three months ended September 30, 2010 compared with 19.8% for the same period in the prior year. For the nine months ended September 30, 2010, selling general and administrative expenses as a percentage of home sale revenues was 21.9% compared with 19.5% in the prior year period. Results for the three and nine months ended September 30, 2010 include the adverse impact of certain insurance claims totaling $272.2 million and $291.8 million, respectively. Excluding such charges, our selling, general, and administrative expense as a percentage of home sale revenues decreased significantly from the prior year periods. While the gross dollar amount of our overall selling, general and administrative costs increased as a result of the Centex merger and our higher volumes, our internal initiatives focused on controlling costs and matching our overall cost structure with the current business environment have resulted in significant improvements in our overhead leverage. Selling, general, and administrative costs also included severance costs of $7.1 million and $11.1 million for the three and nine months ended September 30, 2010. The three and nine months ended September 30, 2009 included transaction and integration costs related to the Centex merger, including severance, totaling $50.9 million and $56.6 million. The three months ended September 30, 2009 also included certain duplicative corporate and divisional overhead costs during the transition period following the Centex merger. Overall, we have achieved significant reductions in overhead costs since the Centex merger. However, our overhead leverage remains high relative to our sales volumes, so achieving a more efficient overhead structure remains an area of focus, including additional consolidation and streamlining of certain of our field teams and corporate functions in the fourth quarter of 2010.

Equity in earnings (loss) of unconsolidated entities was $(3.6) million and $1.8 million for the three and nine months ended September 30, 2010, respectively, compared with $(4.2) million) and $(57.2) million for the three and nine months ended September 30, 2009, respectively. The primary cause for this change in results is the lower levels of impairments related to these entities. The majority of our unconsolidated entities represent land development joint ventures, so the timing of income and losses can vary significantly between periods depending on the timing of transactions and circumstances specific to each entity.

Other income (expense), net includes the write-off (recovery) of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital. Other income (expense), net also includes goodwill impairments totaling $654.9 million and $656.3 million for the three and nine months ended September 30, 2010, respectively. Additionally, other income (expense), net includes certain lease exit costs and asset impairments related to overhead reduction efforts. Other income (expense), net for the nine months ended September 30, 2010 and 2009 also includes $10.2 million and $8.9 million, respectively, related to the net favorable resolution of certain contingencies. The impact of such items for the three months ended September 30, 2010 and 2009 was not significant.

For the three months ended September 30, 2010, net new order units decreased 12% compared with the same period in 2009. The decrease in net new orders was due primarily to the more challenging market conditions following the expiration of the federal homebuyer tax credit. For the nine months ended September 30, 2010, net new order units increased 16% compared with the same period in 2009. The increase in net new order units was primarily attributable to the positive impact of the federal homebuyer tax credit in the first half of 2010 and the Centex merger partially offset by a lower average sales pace per community and the revised criteria for recognizing new orders as discussed in the table above. At September 30, 2010, we had 796 active communities, a decrease of 17% from September 30, 2009 as we closed out of a number of smaller communities during 2010. Excluding Centex, net new order units decreased significantly for the three and nine months ended September 30, 2010 primarily due to the uncertainty in the overall U.S. housing industry combined with the expiration of the federal homebuyer tax credit. Cancellation rates for the third quarter of 2010 were 19% compared with 23% for the same period in 2009. The lower cancellation rate is partially due to the revised criteria for recognizing new orders. Our backlog levels are heavily dependent upon our net new order trends and totaled 5,345 units at September 30, 2010, a decrease of 36% from September 30, 2009.

We had 7,692 and 6,653 homes in production at September 30, 2010 and December 31, 2009, respectively, excluding 1,502 and 1,657 model homes, respectively. Included in our total homes in production were 3,616 and 2,793 homes that were unsold to customers at September 30, 2010 and December 31, 2009, respectively, of which 1,542 and 1,309 homes, respectively, were completed. The increased unsold and total homes in production at September 30, 2010 compared with December 31, 2009 is primarily the result of seasonality in our sales and production cycles in our local markets.

Homebuilding Operations – Summary (continued)

At September 30, 2010 and December 31, 2009, our Homebuilding operations controlled 149,253 and 154,694 lots, respectively. Of these controlled lots, 133,380 and 138,273 lots were owned and 10,364 and 14,208 lots were under option agreements approved for purchase at September 30, 2010 and December 31, 2009, respectively. In addition, there were 5,509 lots and 2,213 lots under option agreements pending approval at September 30, 2010 and December 31, 2009, respectively. While we are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the nine months ended September 30, 2010.

The total purchase price related to approved land under option for use by our Homebuilding operations at future dates totaled $739.2 million at September 30, 2010. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $97.7 million at September 30, 2010, of which $4.1 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In connection with the Centex merger, we realigned the organizational structure for certain markets. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 68 markets, located throughout 29 states and the District of Columbia and have presented our reportable Homebuilding segments as follows:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia, District of Columbia

Southeast:	Georgia, North Carolina, South Carolina, Tennessee

Gulf Coast:	Florida, Texas

Midwest:	Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, Ohio

Southwest:	Arizona, Nevada, New Mexico

*West:	California, Oregon, Washington

*	Our homebuilding operations located in Reno, Nevada are reported in the West segment, while our remaining Nevada homebuilding operations are reported in the Southwest segment. Also, our Hawaii and Puerto Rico operations are included in Other homebuilding, which does not represent a reportable segment.

Homebuilding Segment Operations (continued)

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Home sale revenue (settlements):
Northeast	$148,650	$188,969	$534,214	$338,069
Southeast	171,833	150,025	569,258	311,878
Gulf Coast	274,431	245,054	871,771	543,772
Midwest	142,747	134,795	398,487	275,135
Southwest	105,700	154,020	335,499	427,641
West	151,630	174,099	502,622	368,911
Other homebuilding	29,856	6,825	52,792	6,825

	$1,024,847	$1,053,787	$3,264,643	$2,272,231

Income (loss) before income taxes:
Northeast	$(1,537)	$(61,516)	$17,970	$(190,979)
Southeast	5,334	(6,802)	27,111	(47,943)
Gulf Coast	(17,075)	(37,315)	(3,336)	(183,387)
Midwest	2,510	(6,994)	194	(54,798)
Southwest	(29,777)	(47,295)	(19,855)	(223,778)
West	5,162	(23,350)	26,161	(93,052)
Other homebuilding	(984,866)	(108,333)	(1,068,531)	(192,584)

	$(1,020,249)	$(291,605)	$(1,020,286)	$(986,521)

Unit settlements:
Northeast	406	508	1,480	907
Southeast	700	629	2,343	1,265
Gulf Coast	1,324	1,268	4,341	2,635
Midwest	511	545	1,542	1,108
Southwest	439	685	1,427	1,821
West	456	526	1,503	1,072
Other homebuilding	29	5	54	5

	3,865	4,166	12,690	8,813

Net new orders - units:
Northeast	367	502	1,284	1,283
Southeast	681	753	2,158	1,648
Gulf Coast	1,297	1,213	4,157	2,835
Midwest	434	502	1,576	1,290
Southwest	423	634	1,492	2,246
West	361	420	1,383	1,111
Other homebuilding	3	24	54	24

	3,566	4,048	12,104	10,437

Unit backlog:
Northeast			793	1,382
Southeast			894	1,461
Gulf Coast			1,897	2,687
Midwest			617	851
Southwest			562	998
West			580	985
Other homebuilding			2	19

			5,345	8,383

Homebuilding Segment Operations (continued)

	As of September 30, 2010	As of December 31, 2009
Controlled lots:
Northeast	14,689	16,156
Southeast	18,528	20,803
Gulf Coast	54,585	53,759
Midwest	13,498	12,226
Southwest	32,888	33,091
West	15,063	16,272
Other homebuilding	2	2,387

	149,253	154,694

Northeast:

For the third quarter of 2010, Northeast home sale revenues decreased 21% compared with the prior year period due to a 20% decrease in unit settlements combined with a 2% decrease in the average selling price. Excluding Centex, home sale revenues and settlements decreased significantly, while average selling price increased slightly compared with the prior year period. The decreased loss before income taxes was primarily attributable to increased gross margins (both including and excluding land-related charges), improved overhead leverage from the prior year period, and a decrease in land-related charges to $3.7 million in the third quarter of 2010 compared with land-related charges of $63.3 million in the prior year period. Net new order units decreased 27% from the prior year period. Excluding Centex, net new order units for the quarter decreased significantly compared with the prior year period. The cancellation rate was 20% and 16% in the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, Northeast home sale revenues increased 58% compared with the prior year due to a 63% increase in unit settlements partially offset by a 3% decrease in the average selling price. Excluding Centex, sales revenues, settlements, and average selling price increased slightly compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $4.1 million in 2010 compared with $142.9 million in 2009 and impairments of $31.1 million in 2009 related to unconsolidated joint ventures. Gross margins including and excluding land-related charges also increased significantly from the prior year period. Net new order units remained constant with the prior year. Excluding Centex, net signups for the nine months ended September 30, 2010 moderately decreased from the prior year period.

Southeast:

For the third quarter of 2010, Southeast home sale revenues increased 15% compared with the prior year period due to an 11% increase in unit settlements combined with a 3% increase in the average selling price. The majority of the increased revenues is attributable to the Centex merger. Excluding Centex, home sale revenues and average selling price increased slightly and settlements decreased slightly compared with the prior year period. The income before income taxes was primarily attributable to these higher revenues, increased gross margins (both including and excluding land-related charges), and improved overhead leverage from the prior year period along with a decrease in land-related charges to $2.1 million in the third quarter of 2010 from $4.9 million in the prior year period. Net new order units decreased 10% from the prior year period. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate was 14% and 19% in the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, Southeast home sale revenues increased 83% compared with the prior year due an 85% increase in the number of unit settlements, offset slightly by a 2% decrease in the average selling price. Excluding Centex, sales revenues and settlements increased moderately, while average selling price increased slightly compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with lower land-related charges of $2.4 million in 2010 compared with $30.1 million in 2009. Gross margins both including and excluding land-related charges also increased from the prior year period. Net new order units increased 31% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the nine months ended September 30, 2010 decreased moderately from the prior year period.

Homebuilding Segment Operations (continued)

Gulf Coast:

For the third quarter of 2010, Gulf Coast home sale revenues increased 12% compared with the prior year period due to a 4% increase in unit settlements and a 7% increase in the average selling price. The majority of the increased revenues are attributable to the Centex merger. Excluding Centex, home sale revenues and average sales price increased compared with the prior year period, while settlements slightly decreased compared with the prior year period. The decrease in loss before income taxes in the third quarter of 2010 was attributable to higher gross margins (excluding land-related charges), higher revenues, improved overhead leverage, and lower land-related charges. Land-related charges decreased to $21.2 million in the third quarter of 2010 compared with $28.4 million in the prior year period. Net new order units increased by 7% due to the Centex merger. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate was 20% and 25% in the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, Gulf Coast home sale revenues increased 60% compared with the prior year due to a 65% increase in unit settlements, offset partially by a 3% decrease in the average selling price. Excluding Centex, sales revenues and settlements decreased slightly compared with the prior year period, while average selling price increased slightly. The significant decrease in loss before income taxes was attributable to higher revenues and lower land-related charges of $30.0 million in 2010 compared with $153.4 million in 2009. Gross margins including and excluding land-related charges also increased from the prior year period. Net new order units increased 47% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the nine months ended September 30, 2010 decreased moderately from the prior year period.

Midwest:

Midwest home sale revenues increased 6% during the quarter compared with the prior year period due to a 6% decrease in unit settlements offset by a 13% increase in the average selling price. The majority of the increased revenues are attributable to the Centex merger. Excluding Centex, home sale revenues and settlements decreased and average selling price increased moderately compared with the prior year period. The income before income taxes increased in the third quarter of 2010 compared with the third quarter of 2009 primarily due to higher revenues combined with higher gross margins (including and excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased to $2.0 million from $0.8 million in the prior year period. Net new order units decreased by 14% compared with the prior year period. Excluding Centex, net new order units for the quarter decreased moderately compared with the prior year period. The cancellation rate in the third quarter of 2010 was 14% compared with 17% in the same period in 2009.

For the nine months ended September 30, 2010, Midwest home sale revenues increased 45% compared with the prior year due to a 39% increase in unit settlements and a 4% increase in the average selling price. Excluding Centex, sales revenues and settlements decreased slightly, while the average selling price increased compared with the prior year period. The income before income taxes was attributable to these higher revenues combined with higher gross margins (including and excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges decreased to $6.7 million in 2010 compared with $35.8 million in 2009. Net new order units increased 22% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the nine months ended September 30, 2010 decreased moderately from the prior year period.

Homebuilding Segment Operations (continued)

Southwest:

The Centex merger contributed little to the Southwest’s operations due to Centex’s limited presence in these markets. For the three months ended September 30, 2010, Southwest home sale revenues decreased 31% compared with the prior year period due to a 36% decrease in unit settlements offset partially by a 7% increase in average selling prices. The decreased loss before income taxes in the third quarter of 2010 resulted primarily from lower land-related charges totaling $19.3 million, compared with charges of $26.9 million in the prior year period, along with higher gross margins (including and excluding land-related charges) and improved overhead leverage during 2010. Net new order units decreased 33% compared with the prior year period due to a decrease in the number of active communities combined with the ongoing difficult market conditions in Phoenix and Las Vegas. The cancellation rate was 19% and 30% in the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, Southwest home sale revenues decreased 22% compared with the prior year period due to a 22% decrease in unit settlements and consistent average selling prices. The decreased loss before income taxes from the prior year period is attributable to significantly higher gross margins (including and excluding land-related charges) and lower land-related charges. Land related charges decreased to $19.3 million in 2010 compared with $138 million in 2009 and impairments of $19.3 million in 2009 related to unconsolidated joint ventures. Net new order units decreased 34% compared with the prior year period primarily due to a small decrease in the number of active communities combined with the ongoing difficult market conditions in Phoenix and Las Vegas.

West:

For the third quarter of 2010, West home sale revenues decreased 13% compared with the prior year period due to a 13% decrease in unit settlements and steady average selling prices. Excluding Centex, home sale revenues and settlements decreased moderately, while average selling price increased slightly compared with the prior year period. The income before income taxes resulted from increased gross margins (including and excluding land-related charges), and improved overhead leverage offset by land-related charges totaling $3.3 million. Land-related charges totaled $18.6 million for the three months ended September 30, 2009 and impairments in an unconsolidated joint venture totaled $5.8 million. Net new order units decreased by 14% in the third quarter of 2010 compared with the same period in the prior year. Excluding Centex, net new order units for the quarter were moderately lower than the prior year period. The cancellation rate was 27% and 23% in the third quarters of 2010 and 2009, respectively.

For the nine months ended September 30, 2010, West home sale revenues increased 36% compared with the prior year due to a 40% increase in unit settlements, offset slightly by a 3% decrease in average selling price. Excluding Centex, sales revenues and settlements decreased moderately, while average selling price decreased slightly compared with the prior year period. The income before income taxes was attributable to these higher revenues, higher gross margins (both including and excluding land-related charges), and lower land-related charges of $16.2 million in 2010 compared with $77.5 million in 2009. The income before taxes in 2010 was partially offset by impairments of $1.9 million related to unconsolidated joint ventures. Net new order units increased 24% compared with the prior year primarily due to the Centex merger. Excluding Centex, net signups for the nine months ended September 30, 2010 decreased moderately from the prior year period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mortgage operations revenues	$22,136	$27,178	$72,352	$62,102
Title services revenues	4,873	7,125	21,386	11,448

Total Financial Services revenues	27,009	34,303	93,738	73,550
Expenses	(23,450)	(42,921)	(93,333)	(92,296)
Equity in earnings of unconsolidated entities	(96)	6	(55)	16

Income (loss) before income taxes	$3,463	$(8,612)	$350	$(18,730)

Total originations:
Loans	2,385	2,981	7,953	6,482
Principal	$508,528	$621,765	$1,673,601	$1,370,209

For the three and nine months ended September 30, 2010, Financial Services earned income before income taxes of $3.5 million and $0.4 million, respectively, compared with a loss before income taxes of $8.6 million and $18.7 million during the respective prior year periods. The improved operating results in 2010 is primarily attributable to lower expenses related to loan repurchase liabilities, higher year-to-date origination volumes, and improved operating efficiencies.

Our Homebuilding customers continue to account for substantially all loan production, representing 97% and 99% of loan originations for the three and nine months ended September 30, 2010 compared with 99% and 97% during the respective prior year periods. Total Financial Services revenues for the three and nine months ended September 30, 2010, decreased 21% and increased 27%, respectively, compared with the respective prior year periods. These changes were primarily attributable to changes in home settlement volumes in 2010 compared with the same periods in 2009.

Agency production for funded originations was 99% of total loan originations for the nine months ended September 30, 2010 and 2009. Within the funded agency originations, FHA loans represented 40% during the nine months ended September 30, 2010, compared with 37% in the prior year period. Our capture rate was 77% for the nine months ended September 30, 2010 compared with 89% in the respective prior year period. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. At September 30, 2010, our loan application backlog was $825.8 million compared with $1.2 billion at September 30, 2009.

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

Financial Services Operations (continued)

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. In recent quarters, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source of these losses has been a significant increase in anticipated losses for loans previously originated and sold to investors. Such losses may result from borrower fraud, borrower early payment defaults, or loans that were not underwritten in accordance with investor guidelines. In the normal course of business, our mortgage operations also provide limited indemnities for certain loans sold to investors. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors’ losses. We establish liabilities for such anticipated losses based upon, among other things, historical loss rates, trends in loan originations, and the geographic location of the underlying collateral. Beginning in 2009, we have experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. Additionally, Centex’s mortgage operations were historically broader than those of Pulte Mortgage, so our exposure to losses related to loans previously originated has increased significantly. While not increasing our exposure to Centex’s contingent loan origination liabilities, the Company entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which originated its last loan in December 2009, that provides a guaranty for one major investor in loans originated by Centex’s mortgage operations. This guaranty provides that the Company will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to the Company’s non-guarantor subsidiaries (see Note 13 for discussion of non-guarantor subsidiaries).

The vast majority of losses related to our overall exposure for loans previously originated and sold to investors relate to loans originated in 2006 and 2007 when lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Liabilities, beginning of period	$103,238	$11,525	$105,914	$3,240
Provision for losses	—	11,473	16,856	23,597
Settlements	(3,988)	(4,150)	(23,520)	(7,989)
Liabilities assumed with Centex merger	—	52,615	—	52,615

Liabilities, end of period	$99,250	$71,463	$99,250	$71,463

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

The following table presents other non-operating expenses for the three and nine months ended September 30, 2010 and 2009 ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net interest income	$1,812	$1,383	$5,383	$6,644
Selling, general and administrative expenses	(8,863)	(12,483)	(29,518)	(27,786)
Other income (expenses), net	—	(47,402)	—	(31,501)

Income (loss) before income taxes	$(7,051)	$(58,502)	$(24,135)	$(52,643)

The increase in net interest income for the three months ended September 30, 2010 compared with the prior year period resulted from higher invested cash balances and a corporate note receivable partially offset by lower interest rates. The lower interest rates in 2010 resulted in a decline in net interest income for the nine months ended September 30, 2010. The decrease in selling, general and administrative expenses for the three months ended September 30, 2010 compared with the prior year period is due primarily to the prior year period containing certain transaction and integration costs resulting from the Centex merger totaling $5.5 million. Excluding such costs, the increase in selling, general, and administrative expenses for the three and nine months ended September 30, 2010 compared with the prior year periods is attributable primarily to increased compensation costs. Other income (expenses), net for the three and nine months ended September 30, 2009 losses related to the repurchases of senior notes.

Other Non-Operating (continued)

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest expensed to homebuilding cost of revenues for the three and nine months ended September 30, 2010 included $7.6 million and $13.8 million, respectively, of capitalized interest related to land and community valuation adjustments compared with $15.1 million and $57.0 million for the three and nine months ended September 30, 2009, respectively. The level of our active inventory was lower than our debt level at September 30, 2010. Therefore, $0.9 million of Homebuilding interest costs were expensed directly to interest expense.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest in inventory, beginning of period	$310,622	$187,398	$239,365	$170,020
Interest capitalized	67,794	60,890	203,979	166,591
Interest expensed	(48,501)	(36,173)	(113,429)	(124,496)

Interest in inventory, end of period	$329,915	$212,115	$329,915	$212,115

Homebuilding interest incurred*	$68,740	$60,890	$205,473	$166,591

*	Homebuilding interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment and certain other interest costs.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of our valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for the three and nine months ended September 30, 2010 and 2009 are not meaningful as our income tax expense (benefit) is not directly correlated to the amount of our pretax income (loss). The income tax benefit for the nine months ended September 30, 2010 was primarily due to the favorable resolution of certain federal and state income tax matters.

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

At September 30, 2010, we had cash and equivalents of $2.7 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $4.3 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $0.6 million. Sources of our working capital include our cash and equivalents, our Credit Facility, and our unsecured letter of credit facility (the “LOC Agreement”). An additional source of liquidity during the nine months ended September 30, 2010 was the receipt of federal tax refunds aggregating $881.6 million, plus an additional $52.8 million received in October 2010. Such refunds resulted primarily from the carryback of taxable losses provided for under the Worker, Homeownership, and Business Assistance Act of 2009.

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

Our ratio of debt-to-total capitalization, excluding our land-collateralized debt, was 65.1% at September 30, 2010, and 42.0% net of cash and equivalents.

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $750.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the foreseeable future. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At September 30, 2010, we had no borrowings outstanding and full availability of the remaining $447.0 million under the Credit Facility after consideration of $303.0 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing availability at September 30, 2010.

We are required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. We maintained the required cash and equivalents of $519.9 million within the liquidity reserve accounts at September 30, 2010, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four quarters exceeds interest income over the last four quarters, excluding Financial Services. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the twelve months ended September 30, 2010 was negative 0.7. For the period ending December 31, 2010, we will be required to maintain cash and equivalents of $532.9 million within the liquidity reserve accounts, calculated as of September 30, 2010.

The Credit Facility contains certain financial covenants. We are required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. At September 30, 2010, our debt to tangible capital ratio (as defined in the Credit Facility) was 55.0% (compared with the requirement not to exceed 60.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $631.8 million. Violations of any of the covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which could require replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $4.3 billion of senior notes.

As of September 30, 2010, the Company was in compliance with all of the covenants under the Credit Facility. However, in the event market conditions deteriorate in the future or the Company incurs additional land-related charges, the Company’s compliance with the required covenant levels may be adversely impacted. Additionally, the Company’s ability to utilize the full capacity of the Credit Facility may be limited under the terms of the borrowing base.

In June 2009, the Company entered into the LOC Agreement, a five-year, unsecured letter of credit facility that permits the issuance of up to $200.0 million of letters of credit by the Company. The LOC Agreement supplements the Company’s existing letter of credit capacity included in our Credit Facility. At September 30, 2010, $148.1 million of letters of credit were outstanding under the LOC Agreement.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of the Company’s home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. As of September 30, 2010, Pulte Mortgage allowed its third party borrowing agreements to expire without replacement. Given the Company’s strong liquidity and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage’s operations are currently funded by the Company. At September 30, 2010, we elected to fund $57.7 million of Pulte Mortgage’s financing needs via a repurchase agreement with the Company.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. However, we announced in September 2010 our intention to initiate a minimum $50.0 million per year stock repurchase program under our existing authorization. The repurchases may be implemented using a variety of methods, and timing will be dependent on prevailing market conditions, alternative uses of capital, and other factors. We had remaining authorization to purchase common stock aggregating $102.3 million at September 30, 2010.

For the last three years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt, including the completion of a tender offer for $500.0 million of senior notes on October 21, 2010. We do not anticipate that we will be able to continue to generate positive cash flow at these same levels in the near future. Additionally, should growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth.

Our net cash provided by operating activities for the nine months ended September 30, 2010 was $798.6 million compared with $330.5 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we received federal income tax refunds of $881.6 million compared with $362.0 million during the prior year period. After adjusting for these tax refunds, operating cash flow was slightly negative for the first nine months of 2010 and 2009. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. For the nine months ended September 30, 2010 and 2009, our net loss was largely attributable to non-cash asset impairments, including land-related charges, investments in unconsolidated entities, and goodwill impairments. Cash flows from operations in 2010 were negatively impacted by an increase in inventory while 2009 benefited from a net decrease in inventory and residential mortgage loans available-for-sale.

Net cash used by investing activities was $19.3 million at September 30, 2010, compared to net cash provided by investing activities of $1.7 billion for the nine months ended September 30, 2009. The net cash used in 2010 was primarily the result of investments in unconsolidated entities and subsidiaries, partially offset by distributions from unconsolidated entities and an increase in residential mortgage loans held for investment. The net cash provided at September 30, 2009 was largely the result of cash acquired with the Centex merger.

Net cash used by financing activities totaled $14.3 million for the nine months ended September 30, 2010, primarily as the result of net repayments made under Financial Services credit arrangements and stock repurchases, offset by an increase in stock issued. Net cash used in financing activities for the nine months ended September 30, 2009 totaled $2.2 billion, largely attributable to the $2.0 billion used to retire outstanding debt combined with reductions in amounts outstanding under our Financial Services credit arrangements.

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

Off-Balance Sheet Arrangements

At September 30, 2010 and December 31, 2009, aggregate outstanding debt of unconsolidated joint ventures was $18.7 million and $69.5 million, respectively, of which our proportionate share of such joint venture debt was $6.4 million and $25.3 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $1.8 million for such joint venture debt at September 30, 2010 and $19.0 million at December 31, 2009. See Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

New Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2010 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

Goodwill

We have recorded a significant amount of goodwill related to the Centex merger completed in 2009. Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. In addition to our scheduled impairment test as of October 31, 2009, we performed an event-driven assessment as of September 30, 2010 in light of certain unfavorable indicators.

We test goodwill at the reporting unit level, which represents an operating segment or one level below. Because goodwill is assigned at the reporting unit level after an acquisition and reflects the current overall operating structure of the business, it no longer retains its association with a particular acquisition. We allocated goodwill resulting from the Centex merger to 24 reporting units, of which 23 reporting units related to our Homebuilding reporting segments and one reporting unit related to our Financial Services reporting segment. As a result of the impairment tests in the fourth quarter of 2009 and impairment tests in 2010, we have recorded cumulative impairments of the goodwill acquired with the Centex merger totaling $1.2 billion. As a result, our remaining goodwill totals $240.5 million at September 30, 2010 allocated amongst 13 of our Homebuilding reporting units. Goodwill for the other 11 reporting units included in the original allocation of goodwill has been written-off due to either impairment or disposal.

We evaluate the recoverability of goodwill by following a two step process. Step one of the goodwill impairment test involves comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. The fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, including the demand for new housing, and our strategic plans within each of our geographical markets. The discounted cash flow valuations involve the use of certain key assumptions, including projected revenue growth, profitability, and working capital levels as well as market-based discount rates (a discount rate of 10.0% was used for all reporting units in the 2010 and 2009 goodwill impairment tests based on a market-based weighted-average cost of capital for the homebuilding industry). In performing these valuations, we rely on our internal forecasts trended toward long-term averages that vary by reporting unit based on a combination of historical performance and our expectations for the future. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. As a result of step one of the September 2010 goodwill impairment test, we determined that the carrying value exceeded the fair value for the majority of our reporting units with goodwill. We perform step two of the goodwill impairment test for any reporting unit whose carrying value exceeds its fair value. Step two involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess representing implied goodwill. An impairment loss is recognized if the recorded goodwill exceeds the implied goodwill. As a result of Step 2 at both September 30, 2010 and October 31, 2009, we determined that a significant portion of our goodwill balance was impaired.

Critical Accounting Policies and Estimates (continued)

Goodwill (continued)

The below table summarizes our September 30, 2010 goodwill impairment test results ($000’s omitted):

	Number of Reporting Units	Goodwill Impairment Recorded	Goodwill Remaining at September 30, 2010
(a) Goodwill impairment recorded	15	$654,923	$206,487
(b) Step two performed but goodwill not impaired	1	—	21,469
(c) Fair value exceeded carrying value by greater than 10%	2	—	12,585

	18	$654,923	$240,541

As reflected in the above table, $228.0 million of the goodwill remaining at September 30, 2010 (the sum of lines (a) and (b)) relates to goodwill allocated to 11 reporting units that are at increased risk of future impairment. Our overall outlook and cash flow projections for each reporting unit involve the use of certain key assumptions, many of which are interdependent upon each other. A change in any one or combination of these assumptions could impact the estimated fair value of a reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased. Should subsequent analysis confirm that a decrease has occurred for one or more reporting units, an impairment of goodwill may result. A hypothetical 10% decrease in the fair value of each reporting unit would have resulted in an additional impairment loss of approximately $159.9 million related to the 11 reporting units with goodwill balances remaining at September 30, 2010.

The below table summarizes the goodwill at increased risk of future impairment by reportable segment as of September 30, 2010 ($000’s omitted):

	September 30, 2010
	Goodwill at Increased Risk of Future Impairment	Total Goodwill
Northeast	$—	$—
Southeast	60,494	60,494
Gulf Coast	92,095	92,095
Midwest	8,128	20,713
Southwest	21,469	21,469
West	45,770	45,770

	$227,956	$240,541

We will continue to monitor each of our reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of our goodwill impairment.

Critical Accounting Policies and Estimates (continued)

Self-insured risks

The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited and more expensive in recent years. The Company retains a significant portion of its overall insurance losses. In certain instances, the Company may offer its subcontractors the opportunity to purchase insurance through one of the Company’s captive insurance subsidiaries or to participate in a project specific insurance program provided by the Company. The project specific insurance programs may be purchased from the captive insurance subsidiaries or through a third party insurance company. Any policy issued by the captive insurance subsidiaries represents self-insurance of these risks by the Company.

The Company reserves for costs associated with claims and their related lawsuits, which are covered by policies issued by the Company’s insurance subsidiaries or through its own self-insured retentions or deductibles. These reserves are based on an actuarial analysis of the Company’s historical claims. The actuarial analysis includes an estimate of claims incurred but not reported. These estimates make up a significant portion of the Company’s estimates and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but claims are reported and resolved over an extended period often exceeding ten years. As a result, actual costs could differ significantly from estimated costs.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s recorded reserves for all general liability insurance claims totaled $782.8 million and $513.0 million at September 30, 2010 and December 31, 2009, respectively. The recorded reserves include an actuarial assessment of incurred but not reported claims, which represent approximately 78% and 75% of the total general liability reserves at September 30, 2010 and December 31, 2009, respectively. Changes in the number and timing of reported claims and the estimates of specific claim values will significantly impact estimates of future reserves, which are reflected by the incurred but not reported reserve.

In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable and are reflected in the Company’s actuarial analysis. The Company’s insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2010, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of September 30, 2010 for the years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$47,427	$231,683	$236,961	$495,131	$813,996	$2,522,865	$4,348,063	$4,209,182
Average interest rate	4.55%	7.89%	6.40%	5.64%	5.44%	6.33%	6.15%
Limited recourse collateralized financing	293	35	38	42	47	134	589	589
Average interest rate	6.66%	10.00%	10.00%	10.00%	10.00%	10.00%	8.34%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2009.

Special Notes Concerning Forward-Looking Statements

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in, and potential deterioration of, the debt and equity markets; competition within industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup’s local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2009 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2010.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2010 to July 31, 2010	—	$—	—	$102,342	(1)

August 1, 2010 to August 31, 2010	135,666	$8.28	—	$102,342	(1)

September 1, 2010 to September 30, 2010	27,850	$8.75	—	$102,342	(1)

Total	163,516	$8.36	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the third quarter of 2010, a total of 163,516 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution at the end of deferral periods for restricted stock units or deferred units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

2(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among PulteGroup, Inc., Pi Nevada Building Company and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

3(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (filed herewith)

3(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(e)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

10(a)	Separation Agreement dated as of August 10, 2010, between PulteGroup, Inc. and Steven C. Petruska, (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on August 12, 2010)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (filed herewith)

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934 (filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: November 5, 2010