Form 10-K
period 2010-12-31
PULTEGROUP INC/MI/
filed 2011-02-10
CIK 822416

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9804

PULTEGROUP, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-2766606
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Bloomfield Hills Parkway, Suite 300

Bloomfield Hills, Michigan 48304

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 647-2750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01	New York Stock Exchange
PulteGroup, Inc. 7.375% Senior Notes due 2046	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒  NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES  ☐  NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐  NO  ☒

The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2010, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $3,135,385,021.

As of February 1, 2011, the registrant had 382,005,253 shares of common stock outstanding.

Documents Incorporated by Reference

Applicable portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I. BUSINESS

PulteGroup, Inc.

On March 18, 2010, we changed our name from Pulte Homes, Inc. to PulteGroup, Inc. (“PulteGroup” or the “Company”). PulteGroup is a publicly-held holding company traded on the New York Stock Exchange under the ticker symbol “PHM”. We are one of the largest homebuilders in the United States. PulteGroup is a Michigan corporation organized in 1956, though our founder began our homebuilding operations in 1950. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

On August 18, 2009, we completed the acquisition of Centex Corporation (“Centex”) through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in our consolidated financial statements from the date of the merger.

Since early 2006, the U.S. housing market has been unfavorably impacted by weak consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures, among other factors. When combined with significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the United States economy in recent periods, these conditions have contributed to sharply weakened demand for new homes, slower sales, and heightened pricing pressures to attract homebuyers. As a result, we have experienced a pre-tax loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments.

Homebuilding, our core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. In the fourth quarter of 2010, we realigned the organizational structure for certain of our Areas. As a result, our reportable Homebuilding segments are as follows:

East:	Connecticut, Delaware, District of Columbia, Georgia,
Maryland, Massachusetts, New Jersey, New York,
North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

Central:	Arizona, Colorado, Illinois, Indiana, Missouri, Michigan,
Minnesota, New Mexico, Ohio

West:	California, Hawaii, Nevada, Oregon, Washington

We also have one reportable segment for our financial services operations, which consists principally of mortgage banking and title operations. Our Financial Services segment operates generally in the same geographic markets as our Homebuilding segments.

Financial information for each of our reportable business segments is included in Note 6 to our Consolidated Financial Statements.

Available information

Our internet website address is www.pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our business practices policy, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2010	2009	2008	2007	2006
Home sale revenues	$4,419,812	$3,869,297	$5,980,289	$8,881,509	$13,975,387

Homebuilding unit settlements	17,095	15,013	21,022	27,540	41,487

Through our brands, which include Pulte Homes, Del Webb, Centex, and DiVosta, we offer a wide variety of home designs including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to all of our major customer segments: first-time, first and second move-up, and active adult. Over our 61-year history, we have delivered over 575,000 homes.

As of December 31, 2010, our Homebuilding operations offered homes for sale in nearly 800 communities. Sales prices of unit settlements during 2010 ranged from less than $100,000 to greater than $1.0 million, with 89% falling within the range of $100,000 to $400,000. The average unit selling price in 2010 was $259,000, compared with $258,000 in 2009, $284,000 in 2008, $322,000 in 2007, and $337,000 in 2006. The significant decrease in the average selling price of our homes since 2006 resulted from a combination of pricing pressures due to challenging industry conditions and a shift in product mix toward more first-time buyers.

Sales of single-family detached homes, as a percentage of total unit sales, were 79% in 2010, compared with 77% in 2009, 75% in 2008, and 74% in both 2007 and 2006. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and other attached housing, as prices for detached new homes have become more affordable for first-time and active adult homebuyers. Our Homebuilding operations are geographically diverse and, as a result, help to insulate us from demand changes in individual markets. Since 2006, however, such diversification has not insulated us from demand changes due to the nationwide downturn in the homebuilding industry that has had a significant adverse impact on operations in each of our markets. As of December 31, 2010, our Homebuilding business operated in 67 markets spanning 29 states and the District of Columbia.

Ending backlog, which represents orders for homes that have not yet closed, was $1.1 billion (3,984 units) at December 31, 2010 and $1.6 billion (5,931 units) at December 31, 2009. For each order in backlog, we have received a signed customer contract and the required customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2010, substantially all are scheduled to be closed during 2011, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of our homes for sale to homebuyers, though we periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain land assets no longer fit into our strategic operating plans. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of the necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location and product offering with our targeted consumer group. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of option contracts. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large projects for which the completion of community build-out requires a longer time period. As a result of the downturn in the homebuilding industry that began in 2006, however, our supply of controlled land is in excess of our short-term needs in many of our markets.

Land is generally purchased after it is properly zoned and developed or is ready for development. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and

Homebuilding Operations (continued)

Land acquisition and development (continued)

site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and other amenities. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2010, we controlled 147,194 lots, of which 131,964 were owned and 15,230 were under option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs and state-of-the-art customer marketing techniques. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer groups. Segmentation analysis provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group.

To meet the demands of our various customers, we have established a solid design expertise for a wide array of product lines. We believe that we are an innovator in home design, and we view design capacity as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, are successful in creating distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices and design our base house and option packages to meet the needs of our customers as defined through rigorous market research.

Typically, our sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Using a seven-step, interactive process, homeowners are kept informed during their homebuilding and home owning experience. The steps include (1) a pre-construction meeting with the construction field manager; (2) pre-dry wall frame walk; (3) quality assurance inspection; (4) first homeowner orientation; (5) 30-day follow-up after the close of the home; (6) three-month follow-up after the close of the home; and (7) an 11-month quality list after the close of the home. Fully furnished and landscaped model homes are used to showcase our homes and their distinctive design features. Financing under United States government-insured and guaranteed programs is often used and is facilitated through our financial services operations.

Through our Del Webb brand, we are better able to address the needs of active adults, which is among the fastest growing homebuying segments. We offer both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These highly amenitized communities offer a variety of features, including golf courses, recreational centers, and educational classes, to the over age fifty-five buyer to maintain an active lifestyle.

Through our portfolio of brands, each serving unique customer segments, we are able to provide a distinct experience to potential customers. We introduce our homes to prospective buyers through a variety of media advertising, illustrated brochures, Internet listings and link placements, mobile applications, and other advertising displays. In addition, our websites, www.pulte.com, www.delwebb.com, www.centex.com, and www.divosta.com provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. Approximately 6.5 million potential customers visited our websites during 2010.

Construction

The construction process for our homes begins with the in-house design of the homes we sell. The building phase is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. We believe that our subcontractors and material suppliers are an extension of our

Homebuilding Operations (continued)

Construction (continued)

production system and jointly focus on lean construction techniques to bring the highest value possible to our customers while maintaining strong trade relations. Using a selective process, we have teamed up with what we believe are premier subcontractors and suppliers to improve all aspects of the house construction process.

We maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices. We continue to shift toward component off-site manufacturing methods for certain portions of the construction process to provide high efficiency, high quality, and lower cost products to our customers. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule through various strategic business partnerships and e-business initiatives.

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

Competition, regulation, and other factors

Our dedication to customer satisfaction is evidenced by our consumer and value-based brand approach to product development and is something that we believe distinguishes us in the homebuilding industry and contributes to our long-term competitive advantage. The housing industry in the United States, however, is fragmented and highly competitive. In each of our local markets, there are numerous homebuilders with which we compete. We also compete with sales of existing house inventory. Any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of location, price, reputation, design, community amenities, and the quality of our homes. The housing industry is affected by a number of economic and other factors including: (1) significant national and world events, which impact consumer confidence; (2) changes in the costs of building materials and labor; (3) changes in interest rates; (4) changes in other costs associated with home ownership, such as property taxes and energy costs; (5) the supply of new and existing housing, including foreclosures; (6) various demographic factors; (7) changes in federal income tax laws; (8) changes in government mortgage financing programs; and (9) availability of sufficient mortgage capacity. In addition to these factors, our business and operations could be affected by shifts in the overall demand for new homes.

Our homebuilding operating cycle historically reflected increased revenues and cash flow from operations during the fourth quarter based on the timing of home settlements. However, the challenging market conditions experienced since early 2006 have lessened the seasonal variations of our results. Given the current significant uncertainty in the homebuilding industry, we can make no assurances as to when and whether our historical seasonality will recur.

Our operations are subject to building, environmental, and other regulations of various federal, state, and local governing authorities. For our homes to qualify for Federal Housing Administration (“FHA”) or Veterans Administration (“VA”) mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon our capital expenditures, earnings, or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.

On December 1, 2009, the Environmental Protection Agency (“EPA”) promulgated new regulations regarding effluent limitation guidelines (“ELG”) for discharges from construction and development sites. The new rule requires all construction sites subject to National Pollutant Discharge Elimination System construction storm water permits issued by the EPA or an authorized state to implement certain sediment and erosion controls and pollution prevention measures. These rules also require sampling of storm water discharges and compliance with a numeric effluent

Homebuilding Operations (continued)

Competition, regulation, and other factors (continued)

limitation of 280 nephelometric turbidity units (“NTUs”) beginning August 1, 2011 for sites disturbing 20 or more acres at once and beginning February 2, 2014 for sites disturbing 10 or more acres at once. Effective January 4, 2011, the effluent limitation standard of 280 NTUs has been stayed by the EPA until it can complete a new rulemaking to correct the numeric limitation. The EPA currently plans to prepare a revision to the current numeric limit of 280 NTUs in early 2011 and to take final action in May 2011. The numeric limit is the only portion of the new rule that has been stayed by the EPA.

In addition to the new ELG rules, the EPA also announced that it is committed to and has begun a rulemaking to address post-construction storm water discharges from newly developed and redeveloped sites. This rulemaking is expected to be completed by November 2012. There can be no assurance whether the EPA will adopt final rules regarding post-construction storm water discharges, or, if it does, the form the final rules will take.

We are currently assessing the impact that the new ELG rules and potential post-construction rules will have on its business and results of operations.

Financial Services Operations

We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We also engage in the sale of such loans and the related servicing rights. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by FNMA, FHLMC, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers while also helping us align the timing of the house construction process with our customers’ financing needs.

We utilize a centralized fulfillment center to perform our mortgage underwriting, processing and closing functions and also use centralized loan consultants. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, consistency, and quality of our mortgage operations, improving our profitability and allowing us to focus on providing attractive mortgage financing opportunities for our customers. The majority of our customers now send us their data online to start the mortgage process. Once the completed online questionnaire is received, an interview is scheduled and the combination of the interview with the data sent online represents our mortgage application.

In originating mortgage loans, we initially use our own funds and borrowings made available to us through various credit arrangements. We subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination.

During 2010, 2009, and 2008, we originated mortgage loans for 63%, 70%, and 72%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years as the primary purpose for our mortgage operations is to support our homebuilding business. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 78% in 2010, while the capture rate was 85% in 2009 and 92% in 2008.

We sell our servicing rights monthly on a flow basis through fixed price servicing sales contracts to reduce the risks inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 to 120 days after sale.

The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. The Internet is also an important resource for homebuyers in obtaining financing as a number of competitors provide online approval for their customers.

Financial Services Operations (continued)

In originating and servicing mortgage loans, we are subject to rules and regulations of the FHA, VA, GNMA, FNMA, and FHLMC. In addition to being affected by changes in these programs, our mortgage banking business is also affected by many of the same factors that impact our homebuilding business.

Our mortgage operations are also subject to potential losses associated with mortgage loans originated and sold to investors that may result from borrower fraud, borrower early payment defaults, or loans that have not been underwritten in accordance with the investor guidelines. In the normal course of business, our mortgage operations also provide limited indemnities for certain loans sold to investors. Historically, losses related to these indemnities were not significant. Beginning in 2009, we experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. The vast majority of these losses relate to loans originated in 2006 and 2007 when industry lending standards were less stringent and borrower fraud is believed to have peaked.

Our subsidiary title insurance companies serve as title insurance agents in select markets by providing title insurance policies and examination and closing services to buyers of homes we sell. We have only limited risk associated with our title operations due to the low incidence of claims related to underwriting risk associated with issued title insurance policies and fiduciary risk resulting from closing services.

Financial Information About Geographic Areas

Substantially all of our operations are located within the United States. However, we have some non-operating foreign subsidiaries and affiliates, which are insignificant to our consolidated financial results.

Other Non-Operating Expenses

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

Organization/Employees

All subsidiaries and operating units operate independently with respect to daily operations. Homebuilding real estate purchases and other significant homebuilding, mortgage banking, financing activities, and similar operating decisions must be approved by the business unit’s management and/or corporate senior management.

At December 31, 2010, we employed 4,363 people, of which 630 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

Prior to 2006, land and home prices rose significantly in many of our markets. However, since early 2006, the homebuilding industry has been impacted by weak consumer confidence, tightened mortgage standards, a significant increase in the number of foreclosed homes, and large supplies of resale and new home inventories which have contributed to an industry-wide softening of demand for new homes. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land and certain other assets. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.

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

The homebuilding industry is highly competitive for suitable land. The availability of finished and partially finished developed lots and undeveloped land for purchase that meet our internal criteria depends on a number of factors outside our control, including land availability in general, competition with other homebuilders and land buyers

Our success depends on our ability to acquire land suitable for residential homebuilding at reasonable prices, in accordance with our land investment criteria. (continued)

for desirable property, inflation in land prices, zoning, allowable housing density, and other regulatory requirements. Should suitable lots or land become less available, the number of homes we may be able to build and sell could be reduced, and the cost of land could be increased, perhaps substantially, which could adversely impact our results of operations.

Our long-term ability to build homes depends on our acquiring land suitable for residential building at reasonable prices in locations where we want to build. In the past, we experienced significant competition for suitable land as a result of land constraints in many of our markets. As competition for suitable land increases, and as available land is developed, the cost of acquiring suitable remaining land could rise, and the availability of suitable land at acceptable prices may decline. Any land shortages or any decrease in the supply of suitable land at reasonable prices could limit our ability to develop new communities or result in increased land costs. We may not be able to pass through to our customers any increased land costs, which could adversely impact our revenues, earnings, and margins.

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

In addition, the Federal Reserve has purchased a sizeable amount of mortgage-backed securities in part to stabilize mortgage interest rates and to support the market for mortgage-backed securities. As the Federal Reserve reduces its holdings of mortgage-backed securities over time, the availability and affordability of mortgage loans, including the consumer interest rates for such loans, could be adversely affected.

We also believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. The FHA has and may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs and/or limit the number of mortgages it insures. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is also critical to the housing market. The impact of the federal government’s conservatorship of Fannie Mae and Freddie Mac on the short-term and long-term demand for new housing remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans.

Significant costs of homeownership include mortgage interest expense and real estate taxes, both of which are generally deductible for an individual’s federal and, in some cases, state income taxes. Any changes to income tax laws by the federal government or a state government to eliminate or substantially reduce these income tax deductions, as has been considered from time to time, would increase the after-tax cost of owning a home. Increases in real estate taxes by local governmental authorities also increase the cost of homeownership. Any such increases to the cost of homeownership could adversely impact the demand for and sales prices of new homes.

Adverse capital and credit market conditions may significantly affect our access to capital and cost of capital.

The capital and credit markets have experienced significant volatility in recent years. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers. We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. One source of liquidity is our unsecured revolving credit facility. In the event the current challenging market conditions persist or we incur additional land-related charges or other asset impairments, we may violate certain financial covenants in the credit facility. These violations, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the credit facility, and could also result in a default under our $3.4 billion of senior notes.

The ability to reach an agreement with our lenders or to seek alternative sources of financing, if necessary, would depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the homebuilding industry, our credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if the level of our business activity decreases further due to the market downturn. At December 31, 2010, we had cash and equivalents of $1.5 billion and no borrowings outstanding under our unsecured revolving credit facility. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. If we are unable to obtain letters of credit or performance bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.

The housing industry in the United States is highly competitive. We compete primarily on the basis of location, price, reputation, design, community amenities, and the quality of our homes. We compete in each of our markets with numerous national, regional, and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.

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

The homebuilding industry is highly competitive for skilled labor and materials. Additionally, the cost of certain building materials, especially lumber, steel, and concrete, is influenced by changes in global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and construction delays. We generally are unable to pass on increases in construction costs to those customers who have already entered into sale contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any additional costs, thereby decreasing our margins.

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any.

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation is based on a number of factors, including changes in facts or circumstances, changes in tax law,

Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any. (continued)

correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our net income for such period.

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

The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income, executing tax planning strategies, and reversals of existing taxable temporary differences. We have recorded valuation allowances against our deferred income tax assets. The valuation allowance will fluctuate as conditions change.

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

An ownership change under Section 382 of the IRC would establish an annual limitation to the amount of NOLs, BILs, and tax credit carryforwards we could utilize to offset our taxable income in any single year. The application of these limitations might prevent full utilization of the deferred tax assets attributable to our NOLs, BILs, and tax credit carryforwards. We have not experienced an ownership change as defined by Section 382. To preserve our ability to utilize NOLs, BILs, and other tax benefits in the future without a Section 382 limitation, we adopted a shareholder rights plan, which is triggered upon certain transfers of our securities, and amended our by-laws to prohibit certain transfers of our securities. Notwithstanding the foregoing measures, there can be no assurance that we will not undergo an ownership change within the meaning of Section 382.

As a result of the merger with Centex, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, or deductions is limited under Section 382 of the Internal Revenue Code. The applicable Section 382 limitation is approximately $68 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change NOLs, BILs, and tax credit carryforwards or deductions not being available for our use.

We have significant goodwill and intangible assets. If the goodwill becomes impaired, then our profits may be significantly reduced or eliminated and shareholders’ equity may be reduced.

We have recorded significant goodwill and intangible assets related to prior business combinations. We evaluate the recoverability of goodwill and intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. We also perform our annual impairment testing of goodwill in the fourth quarter of each year. If the carrying value of goodwill or intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our operating earnings. We recorded goodwill impairments of $656.3 million, $563.0 million, and $5.7 million in 2010, 2009, and 2008, respectively, and have $240.5 million and $175.4 million of goodwill and intangible assets, respectively, remaining at December 31, 2010. If management’s expectations of future results and cash flows decrease significantly, additional impairments of either goodwill or intangible assets may occur.

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

We are subject to claims related to mortgage loans we sold in the secondary mortgage market that may be significant.

Our mortgage operations have made certain representations and warranties related to mortgage loans sold in the secondary mortgage market that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. Our mortgage operations may be, and have been, required to repurchase loans and/or indemnify the investors that purchased the loans for losses due to material breaches of these representations and warranties. In addition, we entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which originated its last loan in December 2009, that provides a guaranty for one major investor in loans originated by Centex’s mortgage operations. This guaranty provides that we will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of similar representations in the origination of a certain pool of loans.

The repurchase liability we recorded is estimated based on several factors, including the level of current and estimated probable future repurchase demands made by investors, our ability to cure the defects identified in the repurchase demands, and the severity of loss upon repurchase. While we believe that our current repurchase liability reserves are adequate, the factors referred to above, upon which we estimate our repurchase liability, are subject to change in light of market developments, the economic environment and other circumstances, some of which are beyond our control. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant.

As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require the majority of our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. Through our

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant. (continued)

captive insurance subsidiaries, we reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits, based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly. Additionally, we are exposed to counterparty default risk related to our and our subcontractors’ insurance carriers. We seek to manage such risk by maintaining our policies with highly-rated carriers.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

This Item is not applicable.

ITEM 2.    PROPERTIES

Our homebuilding and corporate headquarters are located in leased office facilities at 100 Bloomfield Hills Parkway, Bloomfield Hills, Michigan 48304. Pulte Mortgage leases its primary office facilities in Englewood, Colorado, and we also maintain various support functions in leased facilities near Phoenix, Arizona. Our homebuilding divisions and financial services branches lease office space in the geographic locations in which they conduct their day-to-day operations.

Because of the nature of our homebuilding operations, significant amounts of property are held as inventory in the ordinary course. Such properties are not included in response to this Item.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal and governmental proceedings incidental to our continuing business operations, many involving claims related to certain construction defects. The consequences of these matters are not presently determinable but, in our opinion, after consulting with legal counsel and taking into account insurance and reserves, the ultimate liability is not expected to have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Officer

Richard J. Dugas, Jr.	45	Chairman, President and Chief Executive Officer	2002
Roger A. Cregg	54	Executive Vice President and Chief Financial Officer	1997
James R. Ellinghausen	52	Executive Vice President, Human Resources	2005
Deborah W. Meyer	48	Senior Vice President and Chief Marketing Officer	2009
Steven M. Cook	52	Senior Vice President, General Counsel and Secretary	2006
Michael J. Schweninger	42	Vice President and Controller	2009

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

There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	2010			2009
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$11.74	$10.22	$-	$12.83	$7.90	$-
2nd Quarter	13.39	8.28	-	12.30	8.47	-
3rd Quarter	9.07	7.84	-	13.32	7.92	-
4th Quarter	8.73	6.20	-	10.95	8.83	-

At February 1, 2011, there were 3,195 shareholders of record.

On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Issuer Purchases of Equity Securities (1)

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)

October 1, 2010 to October 31, 2010	1,043	$8.37	-	$102,342(1)

November 1, 2010 to November 30, 2010	927	$7.95	-	$102,342(1)

December 1, 2010 to December 31, 2010	132,742	$6.71	-	$102,342(1)

Total	134,712	$6.73	-

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)	During the fourth quarter of 2010, a total of 134,712 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2006, 2007, 2008, 2009 and 2010 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, with (c) the cumulative total return on the common stock of publicly traded peer issuers we deem to be our principal competitors in the homebuilding line of business (assuming dividend reinvestment and weighted based on market capitalization at the beginning of each year), and with (d) the Dow Jones U.S. Select Home Construction Index. Beginning in 2010, we have included the Dow Jones U.S. Select Home Construction Index, which will replace our PEER Only comparison effective in 2011. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a more meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX

Fiscal Year Ended December 31, 2010

Assumes Initial Investment of $100

	2005	2006	2007	2008	2009	2010

PULTEGROUP, INC.	100.00	84.57	27.17	28.54	26.11	19.64

S&P 500 Index - Total Return	100.00	115.79	122.16	76.96	97.33	111.99

PEER Only**	100.00	79.22	34.53	23.19	28.07	32.81

Dow Jones U.S. Select Home Construction Index	100.00	79.59	33.89	20.26	24.62	27.37

*	Assumes $100 invested on December 31, 2005, and the reinvestment of dividends.

**	Includes D.R. Horton, Inc., Hovnanian Enterprises, Inc., KB Home, Lennar Corporation, The Ryland Group, Inc., Standard Pacific Corporation, and Toll Brothers, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, ($000’s omitted, except per share data)
	2010	2009 (b)	2008	2007	2006
OPERATING DATA:
Homebuilding:
Revenues	$4,447,627	$3,966,589	$6,112,038	$9,121,730	$14,075,248

Income (loss) before income taxes	$(1,168,634)	$(1,853,297)	$(1,694,711)	$(2,509,492)	$1,010,368

Financial Services:
Revenues	$121,663	$117,800	$151,016	$134,769	$194,596

Income (loss) before income taxes	$5,609	$(55,038)	$28,045	$42,980	$115,460

Other non-operating:
Income (loss) before income taxes	$(71,521)	$(66,784)	$(15,933)	$(30,391)	$(43,100)

Consolidated results:
Revenues	$4,569,290	$4,084,389	$6,263,054	$9,256,499	$14,269,844

Income (loss) from continuing operations before income taxes	$(1,234,546)	$(1,975,119)	$(1,682,599)	$(2,496,903)	$1,082,728
Income taxes (benefit)	(137,817)	(792,552)	(209,486)	(222,486)	393,082

Income (loss) from continuing operations	(1,096,729)	(1,182,567)	(1,473,113)	(2,274,417)	689,646
Income (loss) from discontinued operations (a)	-	-	-	18,662	(2,175)

Net income (loss)	$(1,096,729)	$(1,182,567)	$(1,473,113)	$(2,255,755)	$687,471

PER SHARE DATA:
Earnings per share - basic:
Income (loss) from continuing operations	$(2.90)	$(3.94)	$(5.81)	$(9.02)	$2.73
Income (loss) from discontinued operations (a)	-	-	-	0.07	(0.01)

Net income (loss)	$(2.90)	$(3.94)	$(5.81)	$(8.94)	$2.73

Weighted-average common shares outstanding (000’s omitted)	378,585	300,179	253,512	252,192	252,200

Earnings per share - assuming dilution:
Income (loss) from continuing operations	$(2.90)	$(3.94)	$(5.81)	$(9.02)	$2.67
Income (loss) from discontinued operations (a)	-	-	-	0.07	(0.01)

Net income (loss)	$(2.90)	$(3.94)	$(5.81)	$(8.94)	$2.66

Weighted-average common shares outstanding and effect of diluted securities (000’s omitted)	378,585	300,179	253,512	252,192	258,621

Shareholders’ equity	$5.59	$8.39	$10.98	$16.80	$25.76

Cash dividends declared	$-	$-	$0.16	$0.16	$0.16

(a)	Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations which have been presented as discontinued operations for all periods presented.

(b)	Includes Centex’s operations since August 18, 2009.

ITEM 6.  SELECTED FINANCIAL DATA (continued)

	December 31, ($000’s omitted)
	2010	2009 (b)	2008	2007	2006
BALANCE SHEET DATA:
House and land inventories	$4,781,813	$4,940,358	$4,201,289	$6,835,945	$9,374,335
Total assets	7,699,376	10,051,222	7,708,458	10,225,703	13,176,874
Senior notes	3,391,668	4,281,532	3,166,305	3,478,230	3,537,947
Shareholders’ equity	2,135,167	3,194,440	2,835,698	4,320,193	6,577,361

	Years Ended December 31,
	2010	2009 (b)	2008	2007	2006
OTHER DATA:
Homebuilding
Total markets, at year-end	67	69	49	51	52
Total active communities	786	882	572	737	767
Total settlements – units	17,095	15,013	21,022	27,540	41,487
Total net new orders – units	15,148	14,185	15,306	25,175	33,925
Backlog units, at year-end	3,984	5,931	2,174	7,890	10,255
Average unit selling price	$259,000	$258,000	$284,000	$322,000	$337,000
Gross profit margin from home sales (a)	9.4%	(10.5)%	(10.1)%	(5.0)%	17.4%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest and land and community valuation adjustments are included in homebuilding cost of revenues.

(b)	Includes Centex’s operations since August 18, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since early 2006, the U.S. housing market has been unfavorably impacted by weak consumer confidence, tightened mortgage standards, and large supplies of resale and new home inventories and related pricing pressures, among other factors. When combined with the significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy in recent periods, these conditions have contributed to sharply weakened demand for new homes, slower sales, and heightened pricing pressures to attract homebuyers. As a result, we have experienced a pre-tax loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments. Since the beginning of 2006, we have incurred total land-related charges of $5.5 billion and goodwill impairments of $1.6 billion.

The U.S. housing market and broader economy remain in a period of uncertainty; however, we are beginning to see signs of stabilization in certain of our local markets, though at near historically low levels. This more stable environment resulted in a significant reduction in the level of land-related charges recorded during 2010 compared with recent years. We believe our strategic merger with Centex positions us well for a recovery in the homebuilding industry. However, significant short-term uncertainty remains. The expiration of the federal homebuyer tax credit associated with the Worker, Homeownership, and Business Assistance Act of 2009 (“the Act”), which was applicable to orders under contract by April 30 and closed by September 30, 2010, favorably impacted our revenues for the first half of 2010 but also contributed to industry-wide softness in new orders in the latter half of 2010.

Entering 2011, there are indications that certain of the aforementioned negative trends may be slowing or improving. However, there are also a number of factors that may further worsen market conditions or delay a recovery in the homebuilding industry. Such factors include:

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2011, and associated low levels of consumer confidence;

•	Continued high levels of foreclosure activity;

•

Potentially higher mortgage interest rates, which might result from a variety of macroeconomic factors, as the current level of historically low mortgage interest rates is not believed to be sustainable for the long-term;

•	Increased costs and standards related to FHA loans, which continue to be a significant source of customer financing;

•	The overall impact of the federal government’s intervention in the U.S. economy, including the expiration of various economic stimulus programs; and

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

Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. While we are purchasing select land positions where it makes strategic and economic sense to do so, our targeted profile for such investments consists of developed lots, frequently under rolling lot option contracts, that are cash flow positive early in the project cycle and accretive to earnings. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the

Overview (continued)

parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn and in conjunction with the Centex merger. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives, including building homes with smaller floor plans in certain of our communities.

As a result of the Centex merger, we have achieved significant savings in corporate and divisional overhead costs and interest costs for the combined entity. We have also achieved synergies in our purchasing leverage and integrating the combined organization’s operational best practices. The Centex merger has contributed to growth through expanded geographic and customer segment diversity and the ability to leverage additional brands. We believe that the combination of our operational improvement activities with the benefits of the Centex merger will help strengthen our market position and allow us to take advantage of opportunities that may develop in the future.

While signs of improvement for the overall U.S. economy, employment, and consumer confidence provide reasons for some level of optimism, our outlook is tempered for 2011 as the timing of a sustainable recovery in the homebuilding industry remains uncertain. If the negative trends in economic conditions or financial market volatility experienced in recent years return either nationally or to any of our local markets, it could adversely affect our business and results of operations in future periods, including a further reduction in the demand for housing as well as difficulties in accessing financing on acceptable terms. Given these conditions and the continued weakness in new home sales, visibility as to future earnings performance is limited. Our evaluation for land-related charges recorded to date assumed our best estimates of cash flows for the communities tested. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results for 2010, 2009 and 2008 ($000’s omitted, except per share data):

	Years Ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
Homebuilding	$(1,168,634)	$(1,853,297)	$(1,694,711)
Financial Services	5,609	(55,038)	28,045
Other non-operating	(71,521)	(66,784)	(15,933)

Loss from continuing operations before income taxes	(1,234,546)	(1,975,119)	(1,682,599)
Income tax benefit	(137,817)	(792,552)	(209,486)

Net loss	$(1,096,729)	$(1,182,567)	$(1,473,113)

Per share data - assuming dilution:
Net loss	$(2.90)	$(3.94)	$(5.81)

•	The losses experienced by Homebuilding in 2010, 2009, and 2008 resulted primarily from significant charges related to the following ($000’s omitted):

	2010	2009	2008
Land-related charges (see Note 6)	$216,352	$973,289	$1,530,225
Goodwill impairments (see Note 3)	656,298	562,990	5,654
Restructuring costs (see Note 4)	50,718	64,453	41,403
Merger-related costs (see Note 2)	4,133	66,625	-
Insurance-related charges (see Note 16)	280,390	-	-

	$1,207,891	$1,667,357	$1,577,282

Overview (continued)

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Merger-related costs relates to transaction and integration costs directly related to the Centex merger. In total, Homebuilding incurred $123.7 million of such costs in 2009. These costs consisted of $57.0 million of restructuring costs (primarily severance and lease exit costs) included in the above table within restructuring costs plus $66.6 million of investment banking and other professional fees, amortization of certain fair value adjustments, and certain other integration costs.

In addition to the above charges, Homebuilding continued to experience declining revenues (after adjusting for the incremental revenue resulting from the Centex merger) and challenged gross margins.

•

The Financial Services loss in 2009 resulted primarily from a significant increase in loan losses, including $60.9 million related to mortgage loan repurchase obligations compared with $16.9 million and $2.4 million of such losses in 2010 and 2008, respectively (see Note 16 to the Consolidated Financial Statements). The Financial Services loss in 2009 also included certain integration costs directly related to the Centex merger totaling $8.4 million, which consisted primarily of severance benefits and lease exit and related asset impairment costs. After adjusting for these items, the reduced profitability in 2010 and 2009 compared with 2008 resulted primarily from significantly lower loan origination volumes due to the lower Homebuilding volumes.

•

Our other non-operating loss during 2010 increased compared with 2009 and 2008 primarily due to a $38.9 million loss realized on the repurchase of debt in 2010 compared with $31.6 million in 2009 and $1.6 million in 2008 (see Note 8 to the Consolidated Financial Statements). The other non-operating loss before income taxes in 2009 also included certain transaction and integration costs directly related to the Centex merger totaling $5.4 million.

•

The income tax benefit in 2010 was primarily due to the favorable resolution of certain federal and state income tax matters. The income tax benefit in 2009 reflected the impact of the Act, which allowed us to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes. The income tax benefit in 2008 primarily represented the tax benefit associated with the taxable loss for that year.

•	The operating results for the year ended December 31, 2009 included Centex’s results for the period from August 19 to December 31, 2009 as follows ($000’s omitted):

	Revenues	Loss Before Income Taxes
Homebuilding	$1,056,597	$(546,219)
Financial Services	30,612	(41,564)
Other non-operating	-	(47,143)

Total Centex	$1,087,209	$(634,926)

The above operating results for Centex’s Homebuilding operations included the aforementioned goodwill impairment charges of $563.0 million and the majority of the merger-related transaction and integration costs.

Homebuilding Operations

The following is a summary of loss before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Home sale revenues (settlements)	$4,419,812	$3,869,297	$5,980,289
Land sale revenues	27,815	97,292	131,749

Total Homebuilding revenues	4,447,627	3,966,589	6,112,038

Home cost of revenues (a)	(4,006,385)	(4,274,474)	(6,585,177)
Land cost of revenues (b)	(53,555)	(211,170)	(393,998)
Selling, general and administrative expense	(855,699)	(630,339)	(776,673)
Equity in income (loss) of unconsolidated entities (c)	2,843	(49,668)	(12,924)
Other income (expense), net (d)	(703,465)	(654,235)	(37,977)

Loss before income taxes	$(1,168,634)	$(1,853,297)	$(1,694,711)

Active communities at December 31	786	882	572
Unit settlements	17,095	15,013	21,022
Average selling price	$259	$258	$284

Net new orders:
Units (e)	15,148	14,185	15,306
Dollars (f)	$3,899,000	$3,708,000	$4,101,000

Backlog at December 31 (g):
Units	3,984	5,931	2,174
Dollars	$1,057,000	$1,577,000	$631,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home cost of revenues also includes land and community valuation adjustments of $169.7 million, $751.2 million, and $1.2 billion for 2010, 2009, and 2008, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $39.1 million, $113.7 million, and $271.1 million for 2010, 2009, and 2008, respectively.

(c)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $1.9 million, $54.1 million, and $18.5 million for 2010, 2009, and 2008, respectively.

(d)	Includes the write-off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $5.6 million, $54.3 million, and $33.3 million for 2010, 2009, and 2008, respectively. Also includes goodwill impairment charges of $656.3 million, $563.0 million, and $5.0 million for 2010, 2009, and 2008, respectively.

(e)	Net new order units for the years ended December 31, 2010 and December 31, 2009 include Centex’s operations, which contributed approximately 6,400 and 2,900 units, respectively.

(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders. Net new order dollars for the years ended December 31, 2010 and December 31, 2009 include $1.5 billion and $766.0 million related to Centex, respectively.

(g)	Backlog includes approximately 3,200 units and $822.6 million related to Centex at December 31, 2009.

As indicated above, the Centex merger had a significant impact on the operating results for 2010 and 2009. Excluding the impact of the Centex merger, our revenues, unit settlements, and net new orders in both 2010 and 2009 would have experienced significant decreases from the respective prior year periods. Our reported home sale revenues, unit settlements, and net new orders for 2010 as reflected in the above tables represent decreases of 19%, 22%, and 28%, respectively, from the combined operating results of the two companies from 2009. However, these lower volumes were offset by lower land-related charges, improved gross margins and operating leverage, and removal of the substantial majority of duplicative overhead costs from the combined companies. Excluding the impact of the goodwill impairments and insurance-related losses recorded in 2010 and 2009, our Homebuilding loss before income taxes in 2010 was significantly improved from the losses reported by either company or the combined companies in the prior year periods. This illustrates the impact of the various actions we have taken to restructure our combined homebuilding operations into a more efficient organization as well as the more stable environment that we believe the homebuilding industry has entered.

Homebuilding Operations (continued)

Home sale revenues for 2010, which include $1.9 billion related to Centex, were higher than 2009 by $550.5 million, or 14%. In 2009, home sale revenues, which included $1.1 billion related to Centex, were lower than those for 2008 by $2.2 billion, or 35%. The increase in home sale revenues in 2010 over 2009 was mainly attributable to increased unit settlements of 14% as average selling price remained stable from 2009 to 2010. The decrease in home sale revenues in 2009 from 2008 was attributable to a decrease in unit settlements of 29% combined with a decrease in the average selling price of 9%. The lower average selling price in 2010 and 2009 compared with 2008 resulted from a combination of pricing pressures due to challenging industry conditions and a shift in the product and geographic mix of homes closed during the periods, including an increased concentration in the first-time buyer segment resulting from the Centex merger along with adjusting the product offering in certain communities to better align with current market conditions.

Homebuilding gross profit margins from home sales in 2010 were 9.4%, compared with negative 10.5% in 2009 and negative 10.1% in 2008. The improvement in our gross margin is largely due to the significant decrease in land and community valuation adjustments to $169.7 million in 2010, compared with $751.2 million in 2009 and $1.2 billion in 2008. Gross profit margins were also adversely impacted in 2009 by the fair value adjustment related to homes under construction inventory acquired with the Centex merger. We recognized this fair value adjustment as an increase of $31.1 million to home cost of revenues as the related homes closed. Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, were 16.7% in 2010 compared to 12.3% in 2009 and 12.2% in 2008. The increase in gross margin reflects a combination of factors, including shifts in the product and geographic mix of homes closed during the year, better alignment of our product offering with current market conditions, and our various initiatives to reduce the construction cost of our homes. (See the Non-GAAP Financial Measure section for reconciliation of home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, to home sale gross profit margins).

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had a negative margin contribution of $25.7 million for 2010 and negative margin contributions of $113.9 million and $262.2 million for 2009 and 2008, respectively. These margin contributions in 2010, 2009, and 2008 included net realizable value adjustments totaling $39.1 million, $113.7 million, and $271.1 million, respectively, related to land held for sale.

Selling, general, and administrative expenses, as a percentage of home sale revenues, were 19.4% in 2010 compared with 16.3% in 2009 and 13.0% in 2008. This increase was largely the result of $280.4 million in insurance-related charges taken during 2010, substantially all of which related to general liability construction defect claims. Inclusive of this charge, insurance-related expenses totaled $313.6 million, $34.9 million, and $103.5 million in 2010, 2009, and 2008, respectively. Excluding the charge recorded in 2010, insurance-related expenses decreased in 2010 and 2009 from 2008 primarily as the result of lower revenues. We also experienced some adverse development in our projected general liability claims during 2008 that contributed to that year’s expense. Excluding such charges, our selling, general, and administrative expense both in dollars and as a percentage of home sale revenues decreased significantly from 2009. Homebuilding selling, general, and administrative expense also included severance costs of $22.3 million in 2010. During 2009, Homebuilding selling, general, and administrative expense included transaction and integration costs related to the Centex merger, including employee severance costs, totaling $65.0 million, as well as certain duplicative corporate and divisional overhead costs during the transition period following the merger. Employee severance costs recorded to Homebuilding selling, general, and administrative expense during 2008 totaled $28.1 million. Overall, we have achieved significant reductions in overhead costs since the Centex merger. However, our overhead leverage remains high relative to our sales volumes, so achieving a more efficient overhead structure remains an area of focus. In order to further reduce overhead cost and drive greater leverage, we reconfigured our organization during the fourth quarter of 2010, reducing the number of operating areas from six to four and consolidating certain divisions. Along with these changes in our field operations, we also further reduced corporate and support staffing across a number of functions to further consolidate and streamline our operating processes. We expect that these changes in our operating structure along with the completion of our integration activities related to the Centex merger will significantly reduce our selling, general, and administrative costs in 2011.

Equity in earnings (loss) of unconsolidated entities was $2.8 million, $(49.7) million, and $(12.9) million for 2010, 2009, and 2008, respectively. The primary cause for this change in results is the lower levels of impairments related to these entities in 2010 and 2008 compared with 2009. The majority of our unconsolidated entities represent land development joint ventures, so the timing of income and losses can vary significantly between periods depending on the timing of transactions and circumstances specific to each entity.

Homebuilding Operations (continued)

Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions which totaled $5.6 million, $54.3 million, and $33.3 million in 2010, 2009, and 2008, respectively. These write-offs vary in amount from year to year as we continue to evaluate potential land acquisitions for the most effective use of capital. Other income (expense), net also includes lease exit costs and asset impairments related to overhead reduction efforts totaling $28.4 million in 2010 and $13.3 million in 2008. In 2009, other income (expense) included certain integration costs, including lease exit costs, directly related to the Centex merger totaling $27.5 million.

Other income (expense), net also includes goodwill impairment charges of $656.3 million, $563.0 million, and $5.0 million in 2010, 2009, and 2008, respectively. See Note 3 to the Consolidated Financial Statements for additional discussion of these impairments.

For 2010, net new orders increased 7% to 15,148 units compared with 14,185 units in 2009. The increase in net new order units was primarily attributable to the positive impact of the federal homebuyer tax credit in the first half of 2010 and incremental orders resulting from the Centex merger partially offset in the latter half of 2010 by a lower average sales pace per community. For 2009, net new order units decreased 7% to 14,185 units compared with 15,306 units in 2008. Excluding Centex, net new order units decreased moderately during 2010 and significantly during 2009 due to the uncertainty in the overall U.S. housing industry. Most markets continue to have significant resale and new home inventory on the market, and this, combined with low consumer confidence, difficulties experienced by customers in selling their existing homes, the high rate of foreclosures, and the tighter mortgage financing market, has resulted in reduced net new orders. Cancellation rates were 19% in 2010, 23% in 2009, and 33% in 2008 as the cancellation rate for 2010 reverted back to our more typical historical range compared with the heightened cancellation rates experienced during 2006 through 2008.

The dollar value of net new orders increased $190.8 million in 2010 compared to 2009 and decreased $393.0 million in 2009 compared to 2008. At December 31, 2010, we had 786 active selling communities, a decrease of 11% from December 31, 2009. At December 31, 2009, we had 882 active selling communities, an increase of 54% from December 31, 2008. Centex contributed 435 active communities at December 31, 2009. Ending backlog, which represents orders for homes that have not yet closed, was 3,964 units at December 31, 2010 with a dollar value of $1.1 billion compared with ending backlog of 5,931 units at December 31, 2009 with a dollar value of $1.6 billion.

We had 6,284 and 6,653 homes in production at December 31, 2010 and 2009, respectively, excluding 1,452 and 1,657 model homes, respectively. Included in our total homes in production were 3,494 and 2,793 homes that were unsold to customers at December 31, 2010 and 2009, respectively, of which 1,856 and 1,309 homes, respectively, were completed.

At December 31, 2010 and 2009, our Homebuilding operations controlled 147,194 and 154,694 lots, respectively. Of these controlled lots, 131,964 and 138,273 lots were owned and 10,082 and 14,208 lots were under option agreements approved for purchase at December 31, 2010 and 2009, respectively. In addition, there were 5,148 and 2,213 lots under option agreements pending approval at December 31, 2010 and 2009, respectively. While we are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the year ended December 31, 2010.

The total purchase price related to land under option for use by our Homebuilding operations at future dates approximated $709.5 million at December 31, 2010. These land option agreements, which may be cancelled at our discretion, and may extend over several years, are secured by deposits and pre-acquisition costs totaling $95.1 million, of which only $3.1 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Non-GAAP Financial Measures

This report contains information about our home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, which is considered a non-GAAP financial measure under the SEC’s rules and should be considered in addition to, rather than as a substitute for, home sale gross margin (which we define as home sale revenues less home cost of revenues) as a measure of our operating performance. Management and our local divisions use this measure in evaluating the operating performance of each

Non-GAAP Financial Measures (continued)

community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe it is a relevant and useful measure to investors for evaluating our performance through gross profit generated on homes delivered during a given period and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments thereto before comparing our measures to that of such other companies.

The following table sets forth a reconciliation of this non-GAAP financial measure to home sale gross margin, a GAAP financial measure, which management believes to be the GAAP financial measure most directly comparable to this non-GAAP financial measure ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Home sale revenues	$4,419,812	$3,869,297	$5,980,289
Home cost of revenues	(4,006,385)	(4,274,474)	(6,585,177)

Home sale gross margin	413,427	(405,177)	(604,888)
Add:
Land and community valuation adjustments (a)	141,592	683,014	1,122,094
Capitalized interest amortization (a)	180,918	165,355	210,709
Merger-related costs (b)	4,133	31,147	-

Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs	$740,070	$474,339	$727,915

Home sale gross margin as a percentage of home sales revenues	9.4%	-10.5%	-10.1%
Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs as a as a percentage of home sales revenues	16.7%	12.3%	12.2%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

(b)	Home sale gross margin was adversely impacted by the amortization of a fair value adjustment to homes under construction inventory acquired with the Centex merger. This fair value adjustment is being amortized as an increase to home cost of revenues over the related home closings.

Homebuilding Segment Operations

Homebuilding, our core business, is engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. In the fourth quarter of 2010, we realigned the organizational structure for certain of our Areas. Accordingly, the operating data by segment have been reclassified to conform to the current presentation. We conduct our operations in 67 markets, located throughout 29 states and the District of Columbia, and have presented our reportable Homebuilding segments as follows:

East:	Connecticut, Delaware, District of Columbia, Georgia,
Maryland, Massachusetts, New Jersey, New York,
North Carolina, Pennsylvania, Rhode Island,
South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

Central:	Arizona, Colorado, Illinois, Indiana, Missouri, Michigan,
Minnesota, New Mexico, Ohio

West:	California, Hawaii, Nevada, Oregon, Washington

Homebuilding Segment Operations (continued)

We also have one reportable segment for our financial services operations which consists principally of mortgage banking and title operations conducted through Pulte Mortgage and other subsidiaries. Our Financial Services segment operates generally in the same markets as our Homebuilding segments.

The following table presents selected financial information for our homebuilding reporting segments ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Home sale revenue (settlements):
East	$1,506,789	$1,201,782	$1,794,383
Gulf Coast	1,178,420	920,960	1,194,828
Central	925,285	930,842	1,733,496
West	809,318	815,713	1,257,582

	$4,419,812	$3,869,297	$5,980,289

Income (loss) before income taxes:
East	$58,073	$(260,391)	$(144,520)
Gulf Coast	(35,969)	(276,164)	(244,901)
Central	(55,741)	(270,434)	(485,337)
West	(7,828)	(207,207)	(457,668)
Other homebuilding (a)	(1,127,169)	(839,101)	(362,285)

	$(1,168,634)	$(1,853,297)	$(1,694,711)

Unit settlements:
East	5,178	4,044	5,416
Gulf Coast	5,787	4,578	5,391
Central	3,713	3,967	6,676
West	2,417	2,424	3,539

	17,095	15,013	21,022

Net new orders - units:
East	4,397	4,028	3,920
Gulf Coast	5,175	4,172	3,958
Central	3,509	3,828	5,016
West	2,067	2,157	2,412

	15,148	14,185	15,306

Unit backlog:
East	1,287	2,068	576
Gulf Coast	1,469	2,081	689
Central	781	985	561
West	447	797	348

	3,984	5,931	2,174

(a)	Other homebuilding includes amortization of capitalized interest of $180.9 million, $165.4 million, and $210.7 million for 2010, 2009, and 2008, respectively, goodwill impairments of $656.3 million, $563.0 million, and $5.0 million for 2010, 2009, and 2008, and adjustments to insurance reserves totaling $280.4 million in 2010.

Homebuilding Segment Operations (continued)

	Years Ended December 31,
	2010	2009	2008
Controlled lots:
East	33,821	36,959	21,327
Gulf Cost	53,783	53,759	41,840
Central	38,917	39,550	39,449
West	20,673	22,095	18,180
Other Homebuilding*	-	2,331	-

	147,194	154,694	120,796

* Represents lots related to certain wind down operations acquired with the Centex merger.

East:

For 2010, East home sale revenues increased 25% compared with 2009 due to a 28% increase in unit settlements offset slightly by a 2% decrease in average selling price. Excluding Centex, home sale revenues and settlements decreased slightly while average selling price increased slightly compared with 2009. The income before income taxes was primarily attributable to higher revenues, increased gross margins (both including and excluding land-related charges), and improved overhead leverage compared with 2009, and a decrease in land-related charges to $18.4 million in 2010, compared with land-related charges of $224.9 million and impairments related to unconsolidated joint ventures totaling $31.1 million in 2009. Net new orders increased 9% compared with 2009. Excluding Centex, net new orders decreased moderately compared with 2009. The cancellation rate decreased to 16% in 2010 compared with 19% in 2009.

East home sale revenues in 2009 decreased 33% compared with 2008 due to a 25% decrease in unit settlements combined with a 10% decrease in the average selling price, including significant home sale revenue reductions in our Northeast, Georgia, and Charlotte markets. Excluding Centex, home sale revenues and settlements decreased significantly compared with 2008 while average selling price was flat. The increased loss before income taxes was primarily attributable to the reduction in revenues combined with higher land-related charges. East recorded land-related charges of $224.9 million and impairments totaling $31.1 million related to unconsolidated joint ventures during 2009, compared with land-related charges of $220.6 million in 2008. Gross margins, excluding land-related charges, decreased slightly during 2009. Net new orders for 2009 increased 3% compared with 2008 primarily due to the merger with Centex. The cancellation rate for 2009 was 19% compared with 29% in 2008.

Gulf Coast:

For 2010, Gulf Coast home sale revenues increased 28% compared with 2009 due to a 26% increase in unit settlements combined with a 1% increase in the average selling price, though our North Florida market experienced a significant decrease in revenues. Excluding Centex, home sale revenues and settlements decreased slightly and average selling price increased slightly compared with 2009. The significant decrease in loss before income taxes in 2010 was attributable to higher revenues and lower land-related charges, which totaled $63.6 million and $261.3 million in 2010 and 2009, respectively. Gross margins including and excluding land-related charges increased moderately compared with 2009. Net new orders increased by 24% compared with 2009 primarily due to the Centex merger. Excluding Centex, net new orders for 2010 decreased moderately from 2009. The cancellation rate in 2010 was 23% compared with 25% in 2009.

For 2009, Gulf Coast home sale revenues decreased 23% compared with 2008 due to a 15% decrease in unit settlements combined with a 9% decrease in the average selling price, including a significant decrease in home sale revenues in our North and Central Florida markets. Excluding Centex, home sale revenues and settlements decreased significantly compared with 2008 and average selling price decreased slightly. The Gulf Coast area experienced an increased loss before income taxes in 2009 compared with 2008 due to decreased home sale revenues and higher land-related charges, which totaled $261.3 million and $247.7 million in 2009 and 2008, respectively. Excluding land-related charges, gross margins increased moderately compared with 2008. Net new orders increased by 5% compared with 2008, primarily due to the Centex merger. The cancellation rate in 2009 was 25% compared with 33% in 2008.

Homebuilding Segment Operations (continued)

Central:

For 2010, Central home sale revenues decreased less than 1% compared with 2009 due to a 6% decrease in unit settlements offset by a 6% increase in the average selling price. Excluding Centex, home sale revenues and settlements decreased moderately while average selling price increased moderately compared with 2009. Our Arizona market continued to experience significant declines in volumes due to the challenging market conditions in the Phoenix area. Central experienced a decreased loss before income taxes in 2010 compared with 2009 due to significantly higher gross margins (including and excluding land-related charges) and improved overhead leverage during 2010. In 2010, Central recorded land-related charges totaling $40.8 million, compared to land-related charges of $174.8 million and impairments of investments in unconsolidated joint ventures of $19.3 million in 2009. Net new orders decreased by 8% compared with 2009 primarily due to decreased demand in Arizona. Excluding Centex, net new orders for 2010 decreased significantly compared to 2009. The cancellation rate in 2010 was 14% compared with 23% in 2009.

Our Central segment faced difficult local economic conditions in the majority of its markets during 2009. Central home sale revenues decreased 46% compared with 2008 due to a 41% decrease in unit settlements combined with a 10% decrease in average selling price, including a significant decrease in the Illinois market’s home sale revenues. Excluding Centex, home sale revenues settlements decreased significantly compared with 2008 and average selling price decreased slightly. For 2009 and 2008, Central operating results were negatively impacted by land-related charges of $174.8 million and $493.9 million, respectively. During 2009 the Central market also incurred charges of $19.3 million related to investments in unconsolidated joint ventures. Excluding land-related charges, gross margins decreased slightly compared with 2008. Net new orders in 2009 decreased 24% compared with 2008. For 2009, cancellation rates were 23% compared with 32% for 2008.

West:

For 2010, West home sale revenues decreased 1% compared with 2009 due to a less than 1% decrease in both unit settlements and average selling price, though our Las Vegas and Bay Area markets experienced significant declines in volumes. Excluding Centex, home sale revenues and settlements decreased moderately while average sales price increased less than 1% compared with 2009. The decreased loss before income taxes in 2010 compared with 2009 is attributable to significantly higher gross margins (both including and excluding land-related charges), and lower land-related charges of $63.5 million in 2010 compared with $190.0 million in 2009. The loss before taxes in 2010 and 2009 also included impairment charges of $1.9 million and $1.2 million, respectively, related to unconsolidated joint ventures. Net new orders decreased by 4% in 2010 compared with 2009 primarily due to declines in Las Vegas and Bay Area. Cancellation rates were 23% in 2010 compared with 25% in 2009.

West home sale revenues decreased 35% in 2009 compared with 2008 due primarily to a 32% decrease in unit settlements and a 5% decrease in average selling price as the majority of our West markets experienced lower home sale revenues. Excluding Centex, home sale revenues and settlements decreased significantly and average selling price decreased moderately compared with 2008. During 2009, the reduction in revenues was partially offset by higher gross margins in several of our markets, which also included $190.0 million in land-related charges and a $1.2 million valuation adjustment related to unconsolidated joint ventures. The decreased loss before income taxes in 2009 was primarily due to significantly lower land-related charges and lower impairments in unconsolidated joint ventures, which totaled $464.2 million and $15.4 million, respectively, in 2008. Excluding land-related charges, we experienced increased gross margins in each of our West markets, with the exception of the Bay Area. Net new orders decreased by 11% in 2009 compared with 2008. Cancellation rates were 25% in 2009 compared with 41% in 2008.

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

	Years Ended December 31,
	2010	2009	2008
Mortgage operations revenues	$94,587	$92,933	$135,409
Title services revenues	27,076	24,867	15,607

Total Financial Services revenues	121,663	117,800	151,016
Expenses	(116,122)	(172,854)	(123,082)
Equity income	68	16	111

Income (loss) before income taxes	$5,609	$(55,038)	$28,045

Total originations:
Loans	10,770	10,737	15,227

Principal	$2,273,000	$2,276,000	$3,404,000

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are directly linked to Homebuilding. Since 2007, the mortgage industry experienced a significant shift away from subprime, Alt-A, and high loan-to-value loans brought about by investors’ reluctance to purchase these loans due to their perceived risk. This, among other things, has resulted in an overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”).

Our Homebuilding customers continue to account for substantially all loan production, representing 98% of loan originations for 2010, 98% for 2009, and 99% for 2008. Total Financial Services revenues during 2010 increased 3% compared with 2009 primarily as a result of increased home settlement volumes in 2010 compared to 2009. Financial Services revenues for 2009 decreased 22% compared with 2008 primarily as a result of lower loan origination volume due to lower home settlements within our Homebuilding operations. Interest income, which is included in mortgage operations revenues, was moderately lower in 2010 than in 2009 due to the combination of lower interest rates and selling loans faster in 2010; and significantly lower in 2009 than in 2008, due to the decrease in loan origination volume. Revenues from our title operations increased 9% in 2010 compared with 2009 due to increased home settlement volume, and increased 59% in 2009 compared with 2008 due to the Centex merger.

Agency production for funded origination principal was 99%, 99%, and 98% in 2010, 2009, and 2008, respectively. Within the funded agency origination principal, FHA loans were approximately 38%, 40%, and 25% in 2010, 2009, and 2008, respectively. Our capture rate for 2010 was 78% compared with 85% for 2009 and 92% for 2008. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. Our customers’ average FICO scores for 2010, 2009, and 2008 were 749, 743, and 739, respectively. At December 31, 2010, our loan application backlog was $558.8 million, compared with $877.9 million at December 31, 2009.

Substantially all loan production in 2010, 2009, and 2008 consisted of fixed rate loans, the majority of which are prime, conforming loans. We define prime loans as full documentation first mortgages with FICO scores of 621 or higher, Alt-A loans as non-full documentation first mortgages with FICO scores of 621 or higher, and sub-prime loans as first mortgages with FICO scores of 620 or lower. The shift toward agency fixed-rate loans from ARMs and interest-only mortgages, a component of ARMs, has contributed to profitability as fixed rate loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Income before income taxes increased significantly in 2010 compared with 2009 primarily due to lower expenses related to loan repurchase liabilities combined with improved operating efficiencies. Income before income taxes decreased significantly in 2009 compared with 2008 primarily due to increased loan loss reserves, decreased loan

Financial Services Operations (continued)

origination volumes, and lower values of servicing rights. The 2009 loss before income taxes also includes certain integration costs directly related to the Centex merger totaling $8.4 million, which consist primarily of severance benefits and lease exit and related asset impairment costs. Financial Services also incurred goodwill impairment charges of $0.7 million in 2008 but none in either 2009 or 2010.

Since we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. In 2010 and 2009, however, we experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source of these losses has been a significant increase in anticipated losses for loans previously originated and sold to investors. Such losses may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors’ losses. We establish liabilities for such anticipated losses based upon, among other things, the level of current and estimated probable future repurchase demands made by investors, our ability to cure the defects identified in the repurchase demands, and the severity of loss upon repurchase. Beginning in 2009, we have experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. Additionally, Centex’s mortgage operations were historically broader than those of Pulte Mortgage, so our exposure to losses related to loans previously originated increased significantly as a result of the Centex merger. While not increasing our exposure to Centex’s contingent loan origination liabilities, we entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which originated its last loan in December 2009, that provides a guaranty for one major investor in loans originated by Centex’s mortgage operations. This guaranty provides that we will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our non-guarantor subsidiaries (see Note 17 for a discussion of non-guarantor subsidiaries).

The vast majority of losses related to our overall exposure for loans previously originated and sold to investors relate to loans originated in 2006 and 2007 when industry lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Liabilities, beginning of period	$105,914	$3,240	$2,107
Provision for losses	16,856	60,896	2,370
Settlements	(29,713)	(14,515)	(1,237)
Liabilities assumed with Centex merger	-	56,293	-

Liabilities, end of period	$93,057	$105,914	$3,240

In addition to the above, loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance reserves totaled $1.2 million, $9.8 million, and $17.0 million in 2010, 2009, and 2008, respectively.

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

	Years Ended December 31,
	2010	2009	2008
Net interest income	$6,802	$6,905	$23,496
Selling, general and administrative expenses	(39,403)	(42,095)	(37,835)
Other income (expenses), net	(38,920)	(31,594)	(1,594)

Income (loss) before income taxes	$(71,521)	$(66,784)	$(15,933)

The slight decrease in net interest income in 2010 compared with 2009 resulted from higher invested cash balances and a corporate note receivable offset by lower interest rates. The decrease in net interest income in 2009 compared with 2008 resulted from significantly lower interest rates on our invested cash balances. The decrease in selling, general, and administrative expenses for 2010 compared with 2009 is due primarily to the prior year period containing certain integration costs directly related to the Centex merger totaling $5.4 million. Other income (expense), net consists of gains (losses) on debt retirements (see Note 8 to the Consolidated Financial Statements).

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for 2010, 2009, and 2008 includes $27.6 million, $68.2 million, and $84.8 million, respectively, of capitalized interest related to inventory impairments. During the second and third quarters of 2010, the level of our active inventory was lower than our debt level. Accordingly, $1.5 million of Homebuilding interest costs were expensed directly to interest expense in 2010. During 2009 and 2008, we capitalized all of our Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. Given the substantial reduction in debt that occurred in the fourth quarter of 2010, our active inventory exceeded our debt levels at December 31, 2010. While the amount of interest incurred and capitalized into homebuilding inventory will decline as the result of these debt retirements, the amount of interest expensed will actually increase in the near term due to the amortization of previously capitalized amounts.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Interest in inventory, beginning of period	$239,365	$170,020	$160,598
Interest capitalized	264,932	234,700	220,131
Interest expensed	(180,918)	(165,355)	(210,709)

Interest in inventory, end of period	$323,379	$239,365	$170,020

Interest incurred*	$266,474	$234,700	$220,131

* Homebuilding interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment and certain other interest costs.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effect of our valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for 2008 through 2010 are not meaningful as our income tax benefit is not correlated to the amount of our pretax loss. Our effective tax rates were a benefit of 11.2% for 2010 compared with a benefit of 40.1% and 12.4% for 2009 and 2008, respectively.

Income Taxes (continued)

The income tax benefit for 2010 was primarily due to the favorable resolution of certain federal and state income tax matters. Our 2009 income tax benefit of $792.6 million was primarily due to the impact of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Act allowed us to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes. We recorded income taxes receivable of $867.3 million at December 31, 2009, related to the carryback of net operating losses pursuant to the Act.

Liquidity and Capital Resources

We finance our land acquisitions, development, and construction activities by using internally-generated funds and existing credit arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate the use of available financing sources, including securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if the current difficult market conditions extend beyond our expectations or if we incur additional land-related charges.

At December 31, 2010, we had cash and equivalents of $1.5 billion and no borrowings outstanding under our unsecured revolving credit facility (the “Credit Facility”). We also had $3.4 billion of senior notes outstanding. Other financing included limited recourse land-collateralized financing totaling $0.6 million. Sources of our working capital include our cash and equivalents, our Credit Facility, and our unsecured letter of credit facility (the “LOC Agreement”). An additional source of liquidity during 2010 was the receipt of federal tax refunds aggregating $934.7 million. Such refunds resulted primarily from the carryback of taxable losses provided by the Worker, Homeownership, and Business Assistance Act of 2009.

We follow a diversified investment approach for our cash and equivalents by maintaining such funds with a diversified portfolio of banks within our group of relationship banks in high quality, highly liquid, short-term investments, generally money market funds and federal government or agency securities. We monitor our investments with each bank on a daily basis and do not believe our cash and equivalents are exposed to any material risk of loss. However, given the volatility in the global financial markets, there can be no assurances that losses of principal balance on our cash and equivalents will not occur.

Our ratio of debt to total capitalization, excluding our land-collateralized debt, was 61.4% at December 31, 2010, and 47.4% net of cash and equivalents.

In June 2009, we entered into the LOC Agreement, a five-year, unsecured letter of credit facility that permits the issuance of up to $200.0 million of letters of credit. The LOC Agreement supplements our existing letter of credit capacity included in our Credit Facility (described below). At December 31, 2010, $167.2 million of letters of credit were outstanding under the LOC Agreement.

Given the difficult conditions in the homebuilding industry in recent years, we have reduced the borrowing capacity under the Credit Facility as the result of a combination of reduced working capital needs and challenges in meeting the Credit Facility’s financial covenants. On December 23, 2010, we entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”), which decreased the borrowing capacity under the Credit Facility from $750.0 million to $250.0 million and also reduced the required level of cash and equivalents to be maintained in certain liquidity reserve accounts. Previously, on December 11, 2009, we entered into the Fourth Amendment and Waiver to Third Amended and Restated Credit Agreement, which reduced the borrowing capacity under the Credit Facility from $1.2 billion to $750.0 million, replaced the maximum debt to capitalization ratio with a maximum debt to tangible capital limit, reduced the tangible net worth minimum, and waived any default under the previous Credit Facility resulting from failure to comply with the tangible net worth financial covenant.

Under the terms of the Credit Facility, we have the capacity to issue letters of credit totaling up to $250.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when we do not have an investment grade senior unsecured debt rating from at least two of

Liquidity and Capital Resources (continued)

Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). We currently do not have investment grade ratings from any of the Rating Agencies and are therefore subject to the borrowing base limitation. Given the uncertainty of current market conditions, we anticipate operating under the borrowing base limitation for the remainder of the Credit Facility’s term. Under the borrowing base limitation, the sum of our senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of our unencumbered inventory and other assets. At December 31, 2010, we had no borrowings outstanding and full availability of the remaining $28.4 million under the Credit Facility after consideration of $221.6 million of outstanding letters of credit. As a result, the borrowing base limitation did not restrict our borrowing availability at December 31, 2010.

We are also required to maintain certain liquidity reserve accounts in the event we fail to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, we are required to maintain cash and equivalents in designated accounts with certain banks. While our access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts our ability to utilize the Credit Facility. We maintained the required cash and equivalents of $250.0 million within the liquidity reserve accounts at December 31, 2010, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four quarters exceeds interest income over the last four quarters, excluding Financial Services, with a maximum amount of $250.0 million to be maintained in the liquidity reserve accounts effective with the Fifth Amendment. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing. Our interest coverage ratio for the quarter ended December 31, 2010 was negative 0.66. For the period ending March 31, 2011, we will be required to maintain cash and equivalents of $250.0 million within the liquidity reserve accounts.

The Credit Facility contains certain financial covenants. We are required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. At December 31, 2010, our debt to tangible capital ratio (as defined in the Credit Facility) was 57.5% (compared with the requirement not to exceed 60.0%) while our tangible net worth (as defined in the Credit Facility) cushion was $436.2 million. Accordingly, we were in compliance with all of the covenants under the Credit Facility as of December 31, 2010. However, the required debt to tangible capital ratio adjusts to 57.5% as of both March 31 and June 30, 2011 and 55.0% as of the end of each quarter thereafter. In the event we are not able to reduce our debt to tangible capital ratio below our current level, our compliance with the required covenant levels may be adversely impacted. Violations of the financial covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under our $3.4 billion of senior notes. Based on current market conditions, we believe that we may need to take action in order to avoid violating the debt to tangible capital ratio, potentially as early as March 31, 2011. Possible actions could include: negotiating changes to the Credit Facility’s financial covenants with our group of lenders or arranging a new credit facility; terminating the Credit Facility, which would release the funds currently maintained in the liquidity reserve accounts ($250.0 million) and using our available cash to collateralize required letters of credit ($221.6 million at December 31, 2010); or replacing the Credit Facility with a separate letter of credit facility, similar to our existing LOC Agreement. While there can be no assurances that we could complete any of these actions given the uncertainties in the homebuilding industry and the financial markets, we believe that the combination of these potential actions will allow us to avoid any violations of covenants under either the Credit Facility or senior notes for the near term.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. At December 31, 2009, Pulte Mortgage had a combination of repurchase lending agreements in place with various banks that provided borrowing capacity totaling $175.0 million. Given our strong liquidity and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources. At December 31, 2010, we elected to fund $74.5 million of Pulte Mortgage’s financing needs via a repurchase agreement with the Company. In order to satisfy regulatory requirements in certain states, Pulte Mortgage also maintains a $2.5 million repurchase lending agreement with a bank that expires in October 2011. There were no borrowings outstanding under this facility as of December 31, 2010.

Liquidity and Capital Resources (continued)

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2010.

For the last three years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. Over the last three years, we have retired $3.1 billion of debt, including debt assumed with the Centex merger (see Note 8 to the Consolidated Financial Statements for additional details regarding these retirements). The majority of this debt was retired prior to its stated maturity. In the fourth quarter of 2010, we retired $898.5 million of senior notes. Additionally, we voluntarily used $111.2 million to repurchase at a discount prior to their maturity certain community development district obligations with an aggregate principal balance of $124.1 million in order to improve the future financial performance of the related communities (see Note 16 to the Consolidated Financial Statements) and also voluntarily used $74.5 million of Company funds to finance Pulte Mortgage’s lending operations rather than continue to use third party financing arrangements. However, we do not anticipate that we will be able to continue to generate positive cash flow at these same levels in the near future. Additionally, should growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth.

Our net cash provided by operating activities amounted to $580.3 million in 2010, $738.9 million in 2009 and $1.2 billion in 2008. During 2010, we received federal income tax refunds of $934.7 million compared with $362.0 million and $212.1 million in 2009 and 2008, respectively. After adjusting for these tax refunds, operating cash flow was negative for 2010. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. For the years ended 2008 through 2010, our net losses were largely attributable to non-cash asset impairments, including land-related charges and goodwill impairments. Cash flows from operations in 2010 were negatively impacted by the voluntary repurchase of certain community development district obligations for $111.2 million (see above) and using $74.5 million to internally finance Pulte Mortgage’s lending operations. During 2010, inventory levels and residential mortgage loans available-for-sale decreased slightly while operating cash flows in 2009 and 2008 benefited from a significant net decrease in inventory and residential mortgage loans available-for-sale.

Net cash used by investing activities was $19.5 million at December 31, 2010, compared to net cash provided by investing activities of $1.7 billion in 2009 and net cash used in investing activities of $55.9 million in 2008. The net cash used in 2010 was primarily the result of investments in unconsolidated entities and capital expenditures, partially offset by distributions from unconsolidated entities and a reduction in residential mortgage loans held for investment. Our contributions to unconsolidated entities and investments in capital expenditures have declined in recent years as the result of the reduction in our overall land investments. Substantially all of the cash provided by investing activities in 2009 was the result of cash acquired through the Centex merger. For 2008, the majority of the cash used by investing activities related to contributions to our unconsolidated entities.

Net cash used in financing activities totaled $948.4 million, $2.2 billion, and $567.7 million in 2010, 2009, and 2008, respectively. Net cash used in 2010 was primarily the result of the repurchase of senior notes as mentioned above as well as repayments made under Financial Services credit arrangements. The large increase in net cash used in financing activities in 2009 was largely attributable to $2.0 billion used to retire outstanding debt combined with reductions in amounts outstanding under our Financial Services credit arrangements. Net cash used in 2008 was largely attributable to the repurchase of outstanding senior notes combined with reductions in amounts outstanding under our Financial Services credit arrangements.

On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on our common stock effective in the first quarter of 2009.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective

Liquidity and Capital Resources (continued)

Inflation (continued)

homebuyers. While we attempt to pass to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in substantially all of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers’ willingness or ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2010:

	Payments Due by Period ($000’s omitted)
	Total	2011	2012-2013	2014-2015	After 2015
Contractual obligations:
Long-term debt (a)	$5,946,671	$224,157	$743,379	$1,636,174	$3,342,961
Operating lease obligations	180,258	40,028	59,368	43,352	37,510
Other long-term liabilities (b)	596	596	-	-	-

Total contractual obligations (c)	$6,127,525	$264,781	$802,747	$1,679,526	$3,380,471

(a)	Represents our senior notes and related interest payments.

(b)	Represents our limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.

We are subject to the usual obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we are ready to build homes on them. This reduces our financial risks associated with long-term land holdings. At December 31, 2010, we had agreements to acquire 15,230 homesites through option contracts. At December 31, 2010, we had $92.0 million of non-refundable option deposits and pre-acquisition costs related to these agreements.

At December 31, 2010, we had $258.0 million of gross unrecognized tax benefits and $48.4 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2010.

The following table summarizes our other commercial commitments as of December 31, 2010:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2011	2012-2013	2014-2015	After 2015
Other commercial commitments:
Guarantor credit facilities (a)	$450,000	$-	$250,000	$200,000	$-

(a)	Includes capacity to issue up to $450.0 million in letters of credit, of which $388.9 million were outstanding at December 31, 2010. Excludes performance and surety bonds of $1.7 billion, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and performance and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2010, we had outstanding letters of credit of $388.9 million. Performance bonds and surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.3 billion at December 31, 2010, are typically outstanding over a period of approximately three to five years. We do not believe that there will be draws upon any such letters of credit or performance or surety bonds.

In the ordinary course of business, we enter into land option or option type agreements in order to procure land for the construction of houses in the future. At December 31, 2010, these agreements totaled approximately $709.5 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2010, we consolidated certain land option agreements and recorded assets of $50.8 million as land, not owned, under option agreements.

At December 31, 2010, aggregate outstanding debt of unconsolidated joint ventures was $15.5 million, of which our proportionate share of such joint venture debt was $5.1 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.4 million of such joint venture debt at December 31, 2010. See Note 7 to the Consolidated Financial Statements for additional information.

For 2010, 2009, and 2008, we recognized equity in earnings (loss) of unconsolidated entities of $2.9 million, $(49.7) million, and $(12.8), respectively. The earnings (losses) in 2010, 2009, and 2008 included impairments related to investments in unconsolidated joint ventures totaling $1.9 million, $54.1 million, and $18.5 million, respectively.

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

Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. Loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.

Inventory valuation

Inventory is stated at the lower of accumulated cost or fair value, as determined in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). Accumulated cost

Critical Accounting Policies and Estimates (continued)

Inventory valuation (continued)

includes costs associated with land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements.

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.

In accordance with ASC 360-10, we record valuation adjustments on land inventory when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. For communities that demonstrate indicators of impairment, we compare the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we calculate the fair value of the community. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10. Our proportionate share of any such impairments under ASC 360-10 are also recorded to equity in (earnings)

Critical Accounting Policies and Estimates (continued)

Investments in unconsolidated entities (continued)

loss of unconsolidated entities in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.

Residential mortgage loans

In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option for our residential mortgage loans available-for-sale. ASC 825 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. Changes in the fair value of these loans are reflected in revenues as they occur.

Loans held for investment consist of a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful.

Mortgage loan allowances and loan origination liabilities

Our mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. We establish liabilities for such anticipated losses based upon, among other things, the level of current and estimated probable future repurchase demands made by investors, our ability to cure the defects identified in the repurchase demands, and the severity of loss upon repurchase.

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

Although we consider our mortgage loan allowances and loan origination liabilities to be adequate, there can be no assurance that these allowances and liabilities will prove to be sufficient over time to cover ultimate losses in connection with our loan originations. These allowances and liabilities may prove to be inadequate due to unanticipated adverse changes in the economy, the mortgage market, or discrete events adversely affecting specific borrowers.

Goodwill

We recorded a significant amount of goodwill related to the Centex merger completed in 2009. Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. In the fourth quarter of 2009, we recorded a goodwill impairment of $563.0 million as part of our annual goodwill impairment test. In addition to the annual impairment test in 2010, we performed an event-driven assessment as of September 30, 2010 in light of certain unfavorable indicators.

We test goodwill at the reporting unit level, which represents an operating segment or one level below. Because goodwill is assigned at the reporting unit level after an acquisition and reflects the current overall operating structure of the business, it no longer retains its association with a particular acquisition. We allocated goodwill resulting from the Centex merger to 24 reporting units, of which 23 reporting units related to our Homebuilding reporting segments and one reporting unit related to our Financial Services reporting segment. As a result of the impairment tests in the fourth quarter of 2009 and impairment tests in 2010, we have recorded cumulative impairments of the goodwill acquired with the Centex merger totaling $1.2 billion. As a result, our remaining goodwill totals $240.5 million at December 31, 2010 allocated amongst 13 of our Homebuilding reporting units. Goodwill for the other 11 reporting units included in the original allocation of goodwill has been written-off due to either impairment or disposal.

Critical Accounting Policies and Estimates (continued)

Goodwill (continued)

We evaluate the recoverability of goodwill by following a two step process. Step one of the goodwill impairment test involves comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value. The fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, including the demand for new housing, and our strategic plans within each of our geographical markets. The discounted cash flow valuations involve the use of certain key assumptions, including projected revenue growth, profitability, and working capital levels as well as market-based discount rates (a discount rate of 10.0% was used for all reporting units in the 2010 and 2009 goodwill impairment tests based on a market-based weighted-average cost of capital for the homebuilding industry). In performing these valuations, we rely on our internal forecasts trended toward long-term averages that vary by reporting unit based on a combination of historical performance and our expectations for the future. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. As a result of step one of the September 2010 goodwill impairment test, we determined that the carrying value exceeded the fair value for the majority of our reporting units with goodwill. We perform step two of the goodwill impairment test for any reporting unit whose carrying value exceeds its fair value. Step two involves allocating the fair value of the reporting unit to its assets and liabilities, with the excess representing implied goodwill. An impairment loss is recognized if the recorded goodwill exceeds the implied goodwill. As a result of Step 2 at both September 30, 2010 and October 31, 2009, we determined that a significant portion of our goodwill balance was impaired. We also performed our annual assessment of the recoverability of goodwill as of October 31, 2010, which determined that no additional impairments existed.

The below table summarizes our 2010 goodwill impairment test results ($000’s omitted):

	Number of Reporting Units	Goodwill Impairment Recorded	Goodwill Remaining at December 31, 2010
(a) Goodwill impairment recorded	15	$654,923	$206,487
(b) Step two performed but goodwill not impaired	1	-	21,469
(c) Fair value exceeded carrying value by greater than 10%	2	-	12,585

	18	$654,923	$240,541

As reflected in the above table, $228.0 million of the goodwill remaining at December 31, 2010 (the sum of lines (a) and (b)) relates to goodwill allocated to 11 reporting units that are at increased risk of future impairment. Our overall outlook and cash flow projections for each reporting unit involve the use of certain key assumptions, many of which are interdependent upon each other. A change in any one or combination of these assumptions could impact the estimated fair value of a reporting unit. If our expectations of future results and cash flows decrease significantly or other economic conditions deteriorate, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in our market capitalization in the future may indicate that the fair value of one or more of our reporting units has decreased. Should subsequent analysis confirm that a decrease has occurred for one or more reporting units, an impairment of goodwill may result. A hypothetical 10% decrease in the fair value of each reporting unit would have resulted in an additional impairment loss of approximately $159.9 million related to the 11 reporting units with goodwill balances remaining at December 31, 2010.

Critical Accounting Policies and Estimates (continued)

Goodwill (continued)

The below table summarizes the goodwill at increased risk of future impairment by reportable segment as of December 31, 2010 ($000’s omitted):

	December 31, 2010
	Goodwill at Increased Risk of Future Impairment	Total Goodwill
East	$60,494	$60,494
Gulf Coast	92,095	92,095
Central	29,597	42,182
West	45,770	45,770

	$227,956	$240,541

We will continue to monitor each of our reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable. See Note 3 to the Condensed Consolidated Financial Statements for additional discussion of our goodwill impairment.

Intangible assets

We have recorded intangible assets related to tradenames acquired with the Centex merger completed in 2009 and the Del Webb merger completed in 2001, which are being amortized over their estimated useful lives. The carrying values and ultimate realization of these assets are dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. If our expectations of future results and cash flows decrease significantly or if our strategy related to the use of such intangible assets changes, the related intangible assets may be impaired.

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

Self-insured risks

We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a significant portion of the overall risk for such claims either through policies issued by our captive insurance subsidiaries or through our own self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited and more expensive in recent years. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project specific insurance program provided by us. Any policy issued by the captive insurance subsidiaries represents self-insurance of these risks by us. While general liability coverage for the homebuilding industry is complex and our coverage varies significantly based on the policy year, in recent years we have generally been self-insured for $5.0 million to $7.5 million on a per occurrence basis and up to $60.0 million on an annual aggregate basis, at which point our excess or reinsurance coverage begins.

Critical Accounting Policies and Estimates (continued)

Self-insured risks (continued)

We generally reserve for costs associated with insurance claims and their related lawsuits (including expected legal fees) based on an actuarial analysis of our historical claims. The actuarial analysis includes an estimate of claims incurred but not reported. These estimates make up a significant portion of our estimates and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. As a result, actual costs could differ significantly from estimated costs.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Our recorded reserves for all insurance claims totaled $813.8 million and $566.7 million at December 31, 2010 and 2009, respectively, substantially all of which relates to general liability insurance. The increase in the liability at December 31, 2010 was due to recording additional expense to insurance reserves during 2010 as a result of experiencing greater than anticipated frequency of newly reported claims and an increase in specific case reserves related to known claims for homes closed in prior periods. Substantially all of these increases related to general liability reserves. The recorded reserves included an actuarial assessment of incurred but not reported claims, which represented approximately 76% and 75% of the total general liability reserves at December 31, 2010 and 2009, respectively. Changes in the number and timing of reported claims and the estimates of specific claim values will significantly impact estimates of future reserves, which are reflected by the incurred but not reported reserve.

In certain instances, we have the ability to recover a portion of its costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. The actuarial analyses of the reserves also consider historical third party recovery rates. Our insurance policies are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Income taxes

We calculate our provision for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our assessment considers, among other matters, the nature, frequency, and magnitude of current and cumulative income and losses, forecasts of future profitability, the duration of statutory carryback or carryforward periods, our experience with operating loss and tax credit carryforwards being used before expiration, and tax planning alternatives. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in our financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated results of operations or financial position.

We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure. Significant judgment is required to evaluate uncertain tax positions. Evaluations of our tax positions consider changes in facts or circumstances, changes in law, correspondence with taxing authorities, and settlements of audit issues.

New Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following tables set forth, as of December 31, 2010 and 2009, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2010 for the Years ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$13,902	$103,699	$227,911	$654,590	$669,491	$1,780,000	$3,449,593	$3,227,404
Average interest rate	8.13%	5.45%	5.43%	5.47%	5.23%	6.79%	6.11%
Non-recourse collateralized financing	$560	$-	$-	$-	$-	$-	$560	$560
Average interest rate	6.50%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

	As of December 31, 2009 for the Years ending December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$47,427	$231,683	$236,961	$495,131	$813,996	$2,522,865	$4,348,063	$4,087,269
Average interest rate	4.55%	7.89%	6.40%	5.64%	5.44%	6.33%	6.15%
Non-recourse collateralized financing	$835	$839	$105	$42	$47	$136	$2,004	$2,004
Average interest rate	7.35%	7.36%	8.25%	10.00%	10.00%	10.00%	7.70%

Pulte Mortgage, operating as a mortgage banker, is also subject to interest rate risk. Interest rate risk begins when we commit to lend money to a customer at agreed-upon terms (i.e., commit to lend at a certain interest rate for a certain period of time). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2010 and 2009, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.

We minimize interest rate risk by hedging our loan commitments and closed loans through derivative financial instruments. These financial instruments include cash forward placement contracts on mortgage-backed securities, whole loan investor commitments, options on treasury future contracts, and options on cash forward placement contracts on mortgage-backed securities. We do not use any derivative financial instruments for trading purposes.

Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of plus 50, 100, and 150 basis points would not be material to our financial results.

At December 31, 2010, our aggregate net investment exposed to foreign currency exchange rate risk includes our remaining non-operating investments in Mexico, which approximated $0.2 million.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS

As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 7a, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in, and potential deterioration of, the debt and equity markets; competition within industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup’s local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

($000’s omitted, except per share data)

	2010	2009
ASSETS
Cash and equivalents	$1,470,625	$1,858,234
Restricted cash	24,601	32,376
Unfunded settlements	12,765	2,153
House and land inventory	4,781,813	4,940,358
Land held for sale	71,055	58,645
Land, not owned, under option agreements	50,781	174,132
Residential mortgage loans available-for-sale	176,164	166,817
Investments in unconsolidated entities	46,313	73,815
Goodwill	240,541	895,918
Intangible assets, net	175,448	188,548
Other assets	567,963	705,040
Income taxes receivable	81,307	955,186

	$7,699,376	$10,051,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $63,594 and $104,418 in 2010 and 2009, respectively	$226,466	$278,333
Customer deposits	51,727	74,057
Accrued and other liabilities	1,599,940	1,843,545
Collateralized short-term debt, recourse solely to applicable non-guarantor subsidiary assets	-	18,394
Income tax liabilities	294,408	360,921
Senior notes	3,391,668	4,281,532

Total liabilities	5,564,209	6,856,782

Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$-	$-
Common stock, $0.01 par value; 400,000,000 shares authorized, 382,027,940 and 380,690,487 shares issued and outstanding at December 31, 2010 and 2009, respectively	3,820	3,807
Additional paid-in capital	2,972,919	2,935,737
Accumulated other comprehensive loss	(1,519)	(2,249)
Retained earnings (accumulated deficit)	(840,053)	257,145

Total shareholders’ equity	2,135,167	3,194,440

	$7,699,376	$10,051,222

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2010, 2009, and 2008

(000’s omitted, except per share data)

	2010	2009	2008
Revenues:
Homebuilding
Home sale revenues	$4,419,812	$3,869,297	$5,980,289
Land sale revenues	27,815	97,292	131,749

	4,447,627	3,966,589	6,112,038
Financial Services	121,663	117,800	151,016

Total revenues	4,569,290	4,084,389	6,263,054

Homebuilding Cost of Revenues:
Home cost of revenues	4,006,385	4,274,474	6,585,177
Land cost of revenues	53,555	211,170	393,998

	4,059,940	4,485,644	6,979,175

Financial Services expenses	116,122	172,854	123,082
Selling, general and administrative expenses	895,102	672,434	814,508
Other expense, net	742,385	685,829	39,571
Interest income	(9,531)	(9,167)	(26,404)
Interest expense	2,729	2,262	2,908
Equity in (earnings) loss of unconsolidated entities	(2,911)	49,652	12,813

Loss before income taxes	(1,234,546)	(1,975,119)	(1,682,599)
Income tax benefit	(137,817)	(792,552)	(209,486)

Net loss	$(1,096,729)	$(1,182,567)	$(1,473,113)

Per share data:
Basic	$(2.90)	$(3.94)	$(5.81)
Assuming dilution	$(2.90)	$(3.94)	$(5.81)
Cash dividends declared	$-	$-	$0.16
Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	378,585	300,179	253,512
Assuming dilution:
Effect of dilutive securities-stock options and restricted stock grants	-	-	-

Adjusted weighted-average common shares and effect of dilutive securities	378,585	300,179	253,512

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the years ended December 31, 2010, 2009, and 2008

($000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders’ Equity, January 1, 2008	257,099	$2,571	$1,362,504	$(4,883)	$2,960,001	$4,320,193
Stock option exercises	528	5	4,538	-	-	4,543
Excess tax benefits (deficiencies) from stock-based compensation	-	-	(9,437)	-	-	(9,437)
Stock awards, net of cancellations	900	9	(9)	-	-	-
Cash dividends declared - $0.16 per share	-	-	-	-	(41,119)	(41,119)
Stock repurchases	(358)	(3)	(1,913)	-	(3,344)	(5,260)
Stock-based compensation	-	-	39,107	-	-	39,107
Comprehensive income (loss):						-
Net loss	-	-	-	-	(1,473,113)	(1,473,113)
Change in fair value of derivatives, net of income tax benefit of $631, net of reclassification for net realized gains on derivatives of $1,029 included in net income	-	-	-	1,424	-	1,424
Foreign currency translation adjustments	-	-	-	(640)	-	(640)

Total comprehensive loss						(1,472,329)

Shareholders' Equity, December 31, 2008	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	756	8	4,774	-	-	4,782
Excess tax benefits (deficiencies) from stock-based compensation	-	-	(8,098)	-	-	(8,098)
Stock issued for Centex merger	122,178	1,222	1,502,594	-	-	1,503,816
Stock awards, net of cancellations	239	2	(2)	-	-	-
Stock repurchases	(652)	(7)	(4,664)	-	(2,713)	(7,384)
Stock-based compensation	-	-	46,343	-	-	46,343
Comprehensive income (loss):
Net loss	-	-	-	-	(1,182,567)	(1,182,567)
Change in fair value of derivatives, net of income tax benefit of $0	-	-	-	714	-	714
Foreign currency translation adjustments	-	-	-	1,136	-	1,136

Total comprehensive loss						(1,180,717)

Shareholders' Equity, December 31, 2009	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	902	9	8,659	-	-	8,668
Stock awards, net of cancellations	884	9	(9)	-	-	-
Stock repurchases	(448)	(5)	(3,549)	-	(469)	(4,023)
Stock-based compensation	-	-	32,081	-	-	32,081
Comprehensive income (loss):
Net loss	-	-	-		(1,096,729)	(1,096,729)
Change in fair value of derivatives, net of income tax benefit of $0	-	-	-	724	-	724
Foreign currency translation adjustments	-	-	-	6	-	6

Total comprehensive loss						(1,095,999)

Shareholders' Equity, December 31, 2010	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2010, 2009, and 2008

($000’s omitted)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(1,096,729)	$(1,182,567)	$(1,473,113)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Write-down of land and deposits and pre-acquisition costs	214,444	919,199	1,511,751
Goodwill impairments	656,298	562,990	5,654
Amortization and depreciation	45,660	54,246	73,980
Stock-based compensation expense	32,081	46,343	39,107
Loss on debt repurchases	38,920	31,594	1,594
Deferred income taxes	-	37,587	105,906
Equity in (earnings) loss of unconsolidated entities	(2,911)	49,652	12,813
Distributions of earnings from unconsolidated entities	5,512	911	4,421
Other, net	5,873	2,173	3,371
Increase (decrease) in cash due to:
Restricted cash	7,775	8,339	-
Inventories	(43,181)	396,593	1,114,686
Residential mortgage loans available-for-sale	(7,991)	263,167	165,035
Other assets	105,918	318,829	226,526
Accounts payable, accrued and other liabilities	(188,779)	(300,073)	(464,790)
Income taxes receivable	873,879	(552,794)	(110,406)
Income tax liabilities	(66,513)	82,664	3,857

Net cash provided by operating activities	580,256	738,853	1,220,392

Cash flows from investing activities:
Distributions from unconsolidated entities	4,231	8,612	6,777
Investments in unconsolidated entities	(22,890)	(35,144)	(54,619)
Cash acquired with Centex merger, net of cash used	-	1,748,742	-
Net change in loans held for investment	12,603	8,802	5,462
Proceeds from the sale of fixed assets	1,780	2,051	5,314
Capital expenditures	(15,179)	(39,252)	(18,878)

Net cash provided by (used in) investing activities	(19,455)	1,693,811	(55,944)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	(18,394)	(219,166)	(203,051)
Repayment of other borrowings	(934,650)	(2,005,205)	(317,080)
Issuance of common stock	8,668	4,782	4,543
Stock repurchases	(4,023)	(7,384)	(5,260)
Debt issuance costs	-	(3,058)	(5,687)
Dividends paid	-	-	(41,119)

Net cash used in financing activities	(948,399)	(2,230,031)	(567,654)

Effect of exchange rate changes on cash and equivalents	(11)	337	(1,841)

Net increase (decrease) in cash and equivalents	(387,609)	202,970	594,953
Cash and equivalents at beginning of period	1,858,234	1,655,264	1,060,311

Cash and equivalents at end of period	$1,470,625	$1,858,234	$1,655,264

Supplemental Cash Flow Information:
Interest paid, net of amounts capitalized	$18,367	$42,362	$10,002

Income taxes paid (refunded), net	$(941,283)	$(357,190)	$(194,666)

See Notes to Consolidated Financial Statements.

PULTE HOMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of significant accounting policies

Basis of presentation

On March 18, 2010, Pulte Homes, Inc. changed its name to PulteGroup, Inc. (“PulteGroup”), a publicly-held holding company traded on the New York Stock Exchange under the ticker symbol “PHM”. The consolidated financial statements include the accounts of PulteGroup and all of its direct and indirect subsidiaries (the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. While the Company’s subsidiaries engage primarily in the homebuilding business, the Company also has mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

On August 18, 2009, the Company completed the acquisition of Centex Corporation (“Centex”) through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in the Company’s consolidated financial statements from the date of the merger.

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

Foreign currency

The financial statements of the Company’s foreign subsidiaries were measured using the local currency as the functional currency. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet date. Revenues and expenses were translated at average exchange rates in effect during the year. Realized foreign currency transaction gains and losses were not significant during 2010, 2009, and 2008.

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission.

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and cash equivalents also include $250.0 million and $415.1 million maintained in liquidity reserve accounts as compensating balances at December 31, 2010 and 2009, respectively. See Note 9.

Restricted cash

The Company maintains certain cash balances that are restricted as to their use. Restricted cash consists of customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer as well as certain other accounts with restrictions.

Investments in unconsolidated entities

The Company has investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Many of these unconsolidated entities purchase, develop, and/or sell land and homes in

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Investments in unconsolidated entities (continued)

the United States and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which the Company has significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, the Company recognizes its proportionate share of the profits and losses of these entities. Certain of these entities sell land to the Company. In these situations, the Company defers the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which the Company has less than a 20% ownership interest and does not have the ability to exercise significant influence.

The Company evaluates its investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If the Company determines that a loss in the value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). The Company’s proportionate share of any such impairments is also recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 7.

Notes receivable

In certain instances, the Company may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers or other strategic investors. The Company considers the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, the Company actively monitors each individual receivable separately and assesses the need for an allowance for each receivable on an individual basis. Factors considered as part of this assessment include the counterparty’s payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty’s financial condition and plans, and the current and expected economic environment. Allowances are recorded when it becomes likely that some amount will not be collectible and are reported net of allowance for credit losses within other assets in the Consolidated Balance Sheet. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned. The amount of impaired or past due notes receivable was not material at December 31, 2010.

The following represents the Company’s notes receivable and related allowance for credit losses at December 31, 2010 ($000’s omitted):

Notes receivable, gross	$77,853
Allowance for credit losses	(20,877)

Notes receivable, net	$56,976

The Company also records other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets in the Consolidated Balance Sheet. See Residential mortgage loans available-for-sale and Loans held for investment in Note 1 for discussion of the Company’s receivables related to mortgage operations.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Intangible assets

Intangible assets consist of trademarks and tradenames acquired in connection with the 2009 acquisition of Centex and the 2001 acquisition of Del Webb. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are generally being amortized over a 20-year life. The acquired cost and accumulated amortization of the Company’s intangible assets were $259.0 million and $83.6 million, respectively, at December 31, 2010, and $259.0 million and $70.5 million, respectively, at December 31, 2009. Amortization expense totaled $13.1 million in 2010, $14.0 million in 2009 (including $4.0 million related to the fair value of customer backlog acquired with the Centex merger that was fully amortized as of December 31, 2009), and $8.2 million in 2008. Amortization expense for trademarks and tradenames is expected to be approximately $13.0 million in each of the next five years.

The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. If our expectations of future results and cash flows decrease significantly or if our strategy related to the use of such intangible assets changes, the related intangible assets may be impaired. There were no impairments of intangible assets during 2010, 2009, or 2008.

Goodwill

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with various acquisitions, though all remaining goodwill at December 31, 2010 and 2009 related to the Centex merger completed in 2009. Recorded goodwill has been allocated to the Company’s reporting units based on the relative fair value of each acquired reporting unit. In accordance with ASC 350, “Intangibles-Goodwill and Other”, the Company assesses the goodwill balance of each reporting unit for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying amount may not be recoverable. See Note 3.

Fixed assets and depreciation

Fixed assets are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed principally by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in other assets and totaled $59.3 million net of accumulated depreciation of $237.0 million at December 31, 2010 and $82.4 million net of accumulated depreciation of $230.2 million at December 31, 2009. Depreciation expense totaled $32.5 million, $40.2 million, and $65.8 million in 2010, 2009, and 2008, respectively.

Advertising costs

Advertising costs are expensed as incurred and totaled $54.9 million, $47.1 million, and $77.8 million in 2010, 2009, and 2008, respectively.

Employee benefits

The Company maintains defined contribution retirement plans that cover substantially all of the Company’s employees. Company contributions pursuant to the plans totaled $0.2 million, $5.7 million, and $15.1 million in 2010, 2009, and 2008, respectively.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following ($000’s omitted):

	2010	2009	2008
Loss on debt retirements	$38,920	$31,594	$1,594
Write-off of deposits and pre-acquisition costs	5,594	54,256	33,309
Lease exit and related costs (a)	28,378	24,803	13,260
Goodwill impairments (b)	656,298	562,990	4,954
Amortization of intangible assets	13,099	14,008	8,151
Customer deposit income	(2,314)	(4,213)	(12,960)
Miscellaneous expense (income), net	2,410	2,391	(8,737)

	$742,385	$685,829	$39,571

(a)	Excludes lease exit costs classified within Financial Services expenses of $2.9 million, $0.7 million, and $0.7 million in 2010, 2009, and 2008, respectively.

(b)	Excludes $0.7 million of goodwill impairments classified within Financial Services expenses in 2008.

Earnings per share

Basic earnings per share is computed by dividing income available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock and restricted stock units. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive, and are excluded from the diluted earnings per share calculation. Due to the net loss recorded during the periods, all stock options and non-vested restricted stock and restricted stock units were excluded from the calculation for 2010, 2009, and 2008.

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

The following table presents the reconciliation of earnings per share (000’s omitted, except per share data):

	2010	2009	2008
Net loss	$(1,096,729)	$(1,182,567)	$(1,473,113)
Earnings attributable to restricted shareholders	-	-	(629)

Net loss available to common shareholders	$(1,096,729)	$(1,182,567)	$(1,473,742)

Per share data:
Net loss (basic and diluted)	$(2.90)	$(3.94)	$(5.81)
Earnings attributable to restricted shareholders	-	-	-

Net loss available to common shareholders (basic and diluted)	$(2.90)	$(3.94)	$(5.81)

Number of shares used in calculation:
Basic and diluted	378,585	300,179	253,512

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Stock-based compensation

The Company measures compensation cost for its stock options at fair value on the date of grant and recognizes compensation cost on the graded vesting method over the vesting period, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of the Company’s stock options is determined using primarily the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of the Company’s common stock. The Company recognizes compensation cost for restricted stock grants, the majority of which cliff vest at the end of three years, ratably over the vesting period. Compensation expense related to the Company’s share-based awards is generally included in selling, general, and administrative expense within the Company’s Consolidated Statements of Operations. See Note 11.

Income taxes

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required. Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position.

The Company follows the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, and disclosure. Significant judgment is required to evaluate uncertain tax positions. The Company’s evaluations of tax positions consider changes in facts or circumstances, changes in law, correspondence with taxing authorities, and settlements of audit issues.

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed, unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing. Such amounts were not material at either December 31, 2010 or December 31, 2009.

Sales incentives

When sales incentives involve a discount on the selling price of the home, the Company records the discount as a reduction of revenue at the time of house closing. If the sales incentive requires the Company to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of revenues at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing or closing costs. Sales incentives in the form of seller-paid homeowners’ association fees or merchandise are also recorded to cost of revenues.

PULTEGROUP, INC.

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

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction cost. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for the Company’s communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots. See Note 5.

Land, not owned, under option agreements

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under ASC 810, “Consolidation” (“ASC 810”), if the entity holding the land under option is a variable interest entity (“VIE”), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then the Company is required to consolidate the VIE.

The Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. However, the Company’s maximum exposure to loss related to these VIEs is generally limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements, and creditors of the VIE have no recourse against the Company. Also, the Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs.

Generally, financial statements for the VIEs are not available. As a result, for VIEs the Company is required to consolidate, the Company records the remaining contractual purchase price under the applicable land option agreement to land, not owned, under option agreements with an offsetting increase to accrued and other liabilities. Consolidation of these VIEs has no impact on the Company’s results of operations or cash flows. At December 31, 2009, the Company determined that it was subject to a majority of the expected losses or entitled to receive a majority of the expected residual returns under six of these agreements and consolidated $47.1 million as land, not owned, under option agreements with the corresponding liability classified within accrued and other liabilities. Upon the adoption of ASU 2009-17, “Amendments to FASB Interpretation No. 46(R),” which became effective January 1, 2010, the Company determined that it did not have power to direct the most significant activities of these VIEs and, therefore, de-consolidated them. The Company did not provide financial or other support to any VIEs other than as stipulated in the land option agreements.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Land, not owned, under option agreements (continued)

In addition to land option agreements consolidated under ASC 810, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $50.8 million and $127.1 million at December 31, 2010 and 2009, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of December 31, 2010 and December 31, 2009 ($000’s omitted):

	December 31, 2010				December 31, 2009
	Deposits and Pre-acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre-acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$41,813	$51,773	$42,401	(a)	$22,298	$73,914	$63,953	(a)
Unconsolidated VIEs	10,280	202,214	-		24,320	283,044	-
Other land option agreements	42,970	455,481	8,380	(b)	96,884	309,585	110,179	(b)

	$95,063	$709,468	$50,781		$143,502	$666,543	$174,132

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to either ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.

(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under ASC 810 and ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $670.5 million and $599.8 million at December 31, 2010 and 2009, respectively.

Land held for sale

Land held for sale is recorded at the lower of cost or fair value less costs to sell. See Note 5.

Start-up costs

Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.

PULTEGROUP, INC.

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

Changes to the Company’s warranty liability were as follows ($000’s omitted):

	2010	2009	2008
Warranty liability, beginning of period	$96,110	$58,178	$90,917
Warranty reserves provided	54,164	34,019	48,515
Liabilities assumed with Centex merger	-	55,292	-
Payments	(69,789)	(44,600)	(63,073)
Other adjustments	(290)	(6,779)	(18,181)

Warranty liability, end of period	$80,195	$96,110	$58,178

Self-insured risks

The Company maintains, and requires the majority of its subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. The Company also maintains property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect the Company against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, the Company retains a significant portion of the overall risk for such claims. The Company reserves for these costs on an undiscounted basis at the time product revenue is recognized for each home closing and evaluates the recorded liabilities based on actuarial analyses of the Company’s historical claims, which includes an estimate of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 16.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), the Company uses the fair value option for residential mortgage loans available-for-sale. ASC 825 permits entities to measure various financial instruments and certain other items at fair value on a contract-by-contract basis. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. See Note 16 for discussion of the risks retained related to mortgage loan originations.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Residential mortgage loans available-for-sale (continued)

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services at the time of commitment. Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2010 and 2009, residential mortgage loans available-for-sale had an aggregate fair value of $176.2 million and $166.8 million, respectively, and an aggregate outstanding principal balance of $175.9 million and $166.4 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $1.9 million and ($3.9) million for the years ended December 31, 2010 and 2009, respectively. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2010, 2009, and 2008 were $66.0 million, $59.5 million, and $85.8 million, respectively.

Mortgage servicing rights

The Company sells its servicing rights to third party investors monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.5 million and $1.8 million at December 31, 2010 and 2009, respectively, and are included in accrued and other liabilities. During 2010, 2009, and 2008, servicing rights recognized in Financial Services revenues totaled $20.8 million, $29.3 million, and $44.0 million, respectively.

Loans held for investment

The Company originates interim financing mortgage loans for certain of the Company’s customers and also has a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $3.1 million and $15.7 million (net of reserves of $3.1 million and $6.3 million) at December 31, 2010 and 2009, respectively.

Interest income on mortgage loans

Interest income is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $5.8 million, $7.7 million, and $13.3 million in 2010, 2009, and 2008, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors. The fair value of mortgage loans held for sale at December 31, 2010 and 2009 reflects unamortized discounts of $1.0 million and $1.1 million, respectively.

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Title services

Revenues associated with the Company’s title operations are recognized within Financial Services revenues as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. The Company has only limited risk associated with its title operations due to the low incidence of claims related to underwriting risk associated with issued title insurance policies and fiduciary risk resulting from closing services.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At December 31, 2010, the Company had interest rate lock commitments in the total amount of $99.0 million, which were originated at interest rates prevailing at the date of commitment. Since the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Cash forward placement contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Mandatory cash forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts are valued based on market prices for similar instruments. Fair values for whole loan commitments are based on values in the Company’s whole loan sales agreements. At December 31, 2010, the Company had unexpired cash forward contracts and whole loan investor commitments of $198.0 million and $59.0 million, respectively.

There are no credit-risk-related contingent features within the Company’s derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts and whole loan commitments. At December 31, 2010, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	Summary of significant accounting policies (continued)

Derivative instruments and hedging activities (continued)

The fair value of the Company’s derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	December 31, 2010		December 31, 2009
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$2,756	$64	$2,213	$298
Forward contracts	4,217	673	2,703	228
Whole loan commitments	2,319	-	920	10

	$9,292	$737	$5,836	$536

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (codified in “ASC 810”). ASC 810 requires all entities to report noncontrolling (i.e. minority) interests in subsidiaries as equity in the consolidated financial statements and to account for transactions between an entity and noncontrolling owners as equity transactions if the parent retains its controlling financial interest in the subsidiary. ASC 810 also requires expanded disclosure that distinguishes between the interests of the controlling owners and the interests of the noncontrolling owners of a subsidiary. ASC 810 was effective for the Company beginning January 1, 2009. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140,” (codified in “ASC 860”). ASC 860 requires enhanced disclosures regarding transfers of financial assets and continuing exposure to the related risks. ASC 860 also eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASC 860 was effective for the Company beginning January 1, 2010. The adoption of ASC 860 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (codified in “ASU 2009-17”). ASU 2009-17 amended the consolidation guidance for variable interest entities (“VIEs”), requires ongoing reassessment to determine whether a VIE must be consolidated, and requires additional disclosures regarding involvement with VIEs and any significant changes in risk exposure due to that involvement. The Company adopted ASU 2009-17 as of January 1, 2010. As a result of the adoption, the Company de-consolidated six VIEs that were consolidated at December 31, 2009, which reduced land, not owned, under option agreements and accrued and other liabilities in the Consolidated Balance Sheets by $47.1 million.

PULTEGROUP, INC.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), amending ASC 310-10 to increase the disclosure requirements regarding financing receivables, including credit risk exposures and the allowance for credit losses. The Company adopted ASU 2010-20 as of December 31, 2010. Disclosures related to activity that occurs during a reporting period will be effective for the Company’s fiscal year beginning January 1, 2011.

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Centex merger (continued)

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

The following table summarizes the calculation of the fair value of the total consideration transferred and the final amounts recognized as of the merger date (000’s omitted, except per share data):

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.	Centex merger (continued)

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

The fair values for acquired intangible assets were determined based on valuations performed by independent valuation specialists. Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that will generally be amortized over 20 years. The remaining $4.0 million of acquired intangible assets related to acquired backlog at August 18, 2009 and was amortized in 2009 as the related customer orders closed. Amortization expense for these assets totaled $5.0 million and $5.9 million in 2010 and 2009, respectively, and is included in the Consolidated Statements of Operations within other expense (income), net.

The Company completed its business combination accounting in the second quarter of 2010. This resulted in an increase to goodwill of $2.5 million related to the completion of a final valuation of self-insurance liabilities assumed with the Centex merger.

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

As of the merger date, the allocation of the final goodwill balance to each of the Company’s reportable segments was as follows ($000’s omitted):

Allocation as of Merger Date
East	$640,663
Gulf Coast	394,486
Central	192,340
West	232,340
Financial Services	1,593

Total goodwill	$1,461,422

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

PULTEGROUP, INC.

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

During the fourth quarter of 2009, the Company performed its annual goodwill impairment test. The determinations of fair value in allocating goodwill at the Centex merger date (August 18, 2009) and at the goodwill impairment assessment date (October 31, 2009) followed the same process using similar long-term assumptions. The primary difference was that the valuation at the merger date was based on only the acquired Centex operations reconciled to the purchase price for the Centex merger while the valuation at the assessment date was based on the integrated operations of each reporting unit reconciled to the Company’s overall market capitalization. This valuation approach at the assessment date was consistent with the Company’s operating structure following the merger in that all acquired Centex operations were integrated with the PulteGroup operations and managed and forecasted at the local market level, not according to legacy operations.

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Goodwill (continued)

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

As explained in Note 2, the Company recorded an increase of $2.5 million to goodwill in the second quarter of 2010 in conjunction with completing its business combination accounting for the Centex merger. As a result, the Company reperformed the fourth quarter 2009 goodwill impairment test using the revised goodwill figure and recorded an additional impairment of $1.4 million during 2010. During the second quarter of 2010, the Company also disposed of $1.6 million of goodwill in connection with the sale of the retail title operations acquired with the Centex merger.

The Company performed an event-driven assessment of the recoverability of goodwill as of September 30, 2010 following deterioration in market conditions, the Company’s operating results falling below previously forecasted levels, including an operating loss in the third quarter, certain actions taken to better align the Company’s overhead structure with lower revenue volumes, and a sustained decline in the Company’s market capitalization. In performing the goodwill impairment analysis, the Company followed a similar approach as in 2009 using management’s best estimates of the future cash flows for each reporting unit. The decline in the Company’s market capitalization occurred in spite of an increase in the Company’s tangible book value since the previous goodwill assessment as of October 31, 2009. The increase in the Company’s tangible book value resulted primarily from income tax refunds and other tax-related matters. Accordingly, the implied fair value of the Company’s homebuilding business experienced an even more significant decline than the Company’s market capitalization. The combination of these factors resulted in a goodwill impairment charge of $654.9 million.

In addition to the event-driven assessment of goodwill at September 30, 2010, the Company performed its annual assessment of the recoverability of goodwill as of October 31, 2010, which determined that no additional impairments existed. However, if management’s expectations of future results and cash flows for any of its reporting units decrease, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased, which may result in an impairment of goodwill. Of the Company’s remaining goodwill of $240.5 million at December 31, 2010, $228.0 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3.	Goodwill (continued)

The Company also recorded $5.7 million of goodwill impairment in 2008 as a result of the deterioration in conditions in the homebuilding industry. Due to previous impairments, the Company’s goodwill balance at December 31, 2010 consists entirely of goodwill recorded in connection with the Centex merger. Activity in the Company’s goodwill balances by reporting segment during 2010 and 2009 consisted of the following ($000’s omitted):

Reporting Segment	December 31, 2010	Impairments / Disposals*	Additions	December 31, 2009	Impairments	Additions	December 31, 2008
East	$60,494	$(267,642)	$1,104	$327,032	$(312,527)	$639,559	$-
Gulf Coast	92,095	(262,018)	679	353,434	(40,373)	393,807	-
Central	42,182	(51,430)	331	93,281	(98,729)	192,010	-
West	45,770	(75,208)	400	120,578	(111,361)	231,939	-
Financial Services	-	(1,593)	-	1,593	-	1,593	-

Total goodwill	$240,541	$(657,891)	$2,514	$895,918	$(562,990)	$1,458,908	$-

* Financial Services includes the disposal of $1.6 million related to the sale of the retail title operations acquired with the Centex merger.

The Company’s accumulated goodwill impairment losses totaled $1.6 billion and $938.7 million at December 31, 2010 and 2009, respectively. This includes goodwill and impairments associated with the Centex merger as well as goodwill and impairments associated with previous acquisitions. The goodwill associated with such previous acquisitions was fully impaired as of December 31, 2008. The Company records goodwill impairments to other expense (income), net in the Consolidated Statement of Operations.

4.	Restructuring

The Company has taken a series of actions both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Total Restructuring Actions
	2010	2009*	2008
Employee severance benefits	$24,850	$47,525	$30,343
Lease exit costs	27,356	23,208	12,095
Other	3,929	2,283	3,069

	$56,135	$73,016	$45,507

* Includes $65.4 million of restructuring costs related to the Centex merger.

Other than restructuring costs of $5.4 million in 2010 and $8.6 million in 2009 classified within Financial Services expenses, employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liability for employee severance benefits and exited leases totaled $8.0 million and $41.7 million, respectively, at December 31, 2010 and $14.2 million and $38.6 million, respectively, at December 31, 2009. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale

Major components of the Company’s inventory at December 31, 2010 and 2009 were ($000’s omitted):

	2010	2009
Homes under construction	$1,331,618	$1,492,894
Land under development	2,541,829	2,370,876
Land held for future development	908,366	1,076,588

	$4,781,813	$4,940,358

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expensed to Homebuilding cost of revenues for 2010, 2009, and 2008 includes $27.6 million, $68.2 million, and $84.8 million, respectively, of capitalized interest related to inventory impairments. During the second and third quarters of 2010, the level of the Company’s active inventory was lower than the Company’s debt level. Accordingly, $1.5 million of Homebuilding interest costs was expensed directly to interest expense in 2010. During 2009 and 2008, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels. Given the substantial reduction in debt that occurred in the fourth quarter of 2010 (see Note 8), the Company’s active inventory exceeded the Company’s debt levels at December 31, 2010.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2010	2009	2008
Interest in inventory, beginning of period	$239,365	$170,020	$160,598
Interest capitalized	264,932	234,700	220,131
Interest expensed	(180,918)	(165,355)	(210,709)

Interest in inventory, end of period	$323,379	$239,365	$170,020

Interest incurred*	$266,474	$234,700	$220,131

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs (continued)

value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community. For such communities, impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2010			2009
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	10	$7.2	$4.5	116	$351.2	$358.6
June 30	16	35.1	25.6	43	82.4	109.2
September 30	28	33.4	57.4	48	163.9	132.6
December 31	73	70.9	82.2	40	66.2	150.8

			$169.7			$751.2

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home cost of revenues. In 2010, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for approximately 200 communities. The discount rate used in the Company’s determination of fair value for the impaired communities ranged from 12% to 21%, with an aggregate average of 13%. If conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs (continued)

The Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale was written down to net realizable value. During 2010, 2009, and 2008, the Company recognized net realizable value adjustments related to land held for sale of $39.1 million, $113.7 million, and $271.1 million, respectively. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land cost of revenues.

The Company’s land held for sale at December 31, 2010 and 2009 was as follows ($000’s omitted):

	2010	2009
Land held for sale, gross	$124,919	$84,495
Net realizable value reserves	(53,864)	(25,850)

Land held for sale, net	$71,055	$58,645

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreements, the timing of required land takedowns, the availability and best use of necessary capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $5.6 million, $54.3 million, and $33.3 million, during 2010, 2009, and 2008, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

6.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. Home sale revenues for detached and attached homes were $3.5 billion and $936.6 million in 2010, $3.0 billion and $851.9 million in 2009, and $4.6 billion and $1.3 billion in 2008, respectively.

The Company has determined that its Homebuilding operating segments are its Areas, each of which represents a reportable segment. In the fourth quarter of 2010, the Company realigned the organizational structure for certain of its Areas. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

East:	Connecticut, Delaware, District of Columbia, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

Central:	Arizona, Colorado, Illinois, Indiana, Missouri, Michigan, Minnesota, New Mexico, Ohio

West:	California, Hawaii, Nevada, Oregon, Washington

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

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

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2010	2009	2008
Revenues:
East	$1,513,105	$1,214,404	$1,839,999
Gulf Coast	1,191,012	947,637	1,225,849
Central	924,998	958,410	1,760,531
West	818,512	846,138	1,285,659

	4,447,627	3,966,589	6,112,038
Financial Services	121,663	117,800	151,016

Consolidated revenues	$4,569,290	$4,084,389	$6,263,054

Income (loss) before income taxes:
East	$58,073	$(260,391)	$(144,520)
Gulf Coast	(35,969)	(276,164)	(244,901)
Central	(55,741)	(270,434)	(485,337)
West	(7,828)	(207,207)	(457,668)
Other homebuilding (a)	(1,127,169)	(839,101)	(362,285)

	(1,168,634)	(1,853,297)	(1,694,711)
Financial Services (b)	5,609	(55,038)	28,045

Total segment income (loss) before income taxes	(1,163,025)	(1,908,335)	(1,666,666)
Other non-operating (c)	(71,521)	(66,784)	(15,933)

Consolidated loss before income taxes	$(1,234,546)	$(1,975,119)	$(1,682,599)

(a)	Other homebuilding includes the amortization of intangible assets, goodwill impairment, and amortization of capitalized interest.

(b)	Financial Services income (loss) before income taxes includes interest expense of $2.0 million, $2.3 million, and $6.1 million for 2010, 2009, and 2008, respectively, and interest income of $5.8 million, $7.7 million, and $13.3 million for 2010, 2009, and 2008, respectively.

(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above. Other non-operating also includes net losses related to the redemption of debt of $38.9 million, $31.6 million, and $1.6 million in 2010, 2009, and 2008, respectively.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000's omitted) Years Ended December 31,
	2010	2009	2008
Land and community valuation adjustments:
East	$16,029	$203,067	$112,292
Gulf Coast	61,034	180,107	172,384
Central	40,226	131,398	423,298
West	24,303	168,442	414,120
Other homebuilding (a)	28,130	68,192	85,237

	$169,722	$751,206	$1,207,331

Net realizable value adjustments (NRV) - land held for sale:
East	$-	$19,620	$91,697
Gulf Coast	1,850	29,464	74,809
Central	465	43,198	54,464
West	36,813	21,455	50,141

	$39,128	$113,737	$271,111

Write-off of deposits and pre-acquisition costs (b):
East	$2,347	$2,261	$16,650
Gulf Coast	763	51,711	555
Central	91	154	16,123
West	2,393	130	(19)

	$5,594	$54,256	$33,309

Impairments of investments in unconsolidated joint ventures:
East	$-	$31,121	$-
Gulf Coast	-	-	-
Central	-	19,305	-
West	1,908	1,236	15,386
Other homebuilding (c)	-	2,428	3,088

	$1,908	$54,090	$18,474

Total valuation adjustments and write-offs	$216,352	$973,289	$1,530,225

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments. Also includes valuation adjustments related to a non-strategic land parcel of $0.5 million in 2010 and $0.4 million in 2008.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2010	2009	2008
Depreciation and amortization:
East	$4,858	$7,468	$9,989
Gulf Coast	4,058	6,003	9,987
Central	5,120	6,466	13,120
West	1,838	3,861	10,460
Other homebuilding (a)	13,397	14,574	8,803

	29,271	38,372	52,359
Financial Services	3,969	4,766	7,938
Other non-operating (b)	12,420	11,108	13,683

Consolidated depreciation and amortization	$45,660	$54,246	$73,980

(a)	Other homebuilding includes amortization of intangible assets.

(b)	Other non-operating includes depreciation of corporate fixed assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2010	2009	2008
Equity in earnings (loss) of unconsolidated entities (a):
East	$209	$(28,011)	$(139)
Gulf Coast	1,326	(68)	-
Central	2,213	(17,169)	1,049
West	(830)	(994)	(11,702)
Other homebuilding	(75)	(3,426)	(2,132)

	2,843	(49,668)	(12,924)
Financial Services	68	16	111

Consolidated equity income (loss)	$2,911	$(49,652)	$(12,813)

(a)	Includes impairments related to investments in unconsolidated joint ventures.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.	Segment information (continued)

	Operating Data by Segment ($000's omitted) December 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$455,637	$792,586	$262,653	$1,510,876	$1,712,250
Gulf Coast	313,734	564,396	239,950	1,118,080	1,303,749
Central	302,456	592,049	120,566	1,015,071	1,067,917
West	215,971	387,661	208,542	812,174	915,519
Other homebuilding (a)	43,820	205,137	76,655	325,612	743,016

	1,331,618	2,541,829	908,366	4,781,813	5,742,451
Financial Services	-	-	-	-	222,989
Other non-operating (b)	-	-	-	-	1,733,936

	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

	December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$486,454	$612,781	$451,236	$1,550,471	$1,957,349
Gulf Coast	318,598	684,598	229,251	1,232,447	1,427,229
Central	333,212	610,077	116,706	1,059,995	1,145,944
West	316,066	317,890	203,920	837,877	966,251
Other homebuilding (a)	38,564	145,530	75,475	259,569	1,404,713

	1,492,894	2,370,876	1,076,588	4,940,358	6,901,486
Financial Services	-	-	-	-	250,828
Other non-operating (b)	-	-	-	-	2,898,908

	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

	December 31, 2008
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$336,668	$484,863	$183,085	$1,004,617	$1,482,976
Gulf Coast	275,584	464,830	224,469	964,883	1,168,368
Central	401,928	549,788	208,450	1,160,165	1,280,471
West	289,643	399,788	213,378	902,808	1,023,585
Other homebuilding (a)	21,849	102,770	44,196	168,815	288,773

	1,325,672	2,002,039	873,578	4,201,289	5,244,173
Financial Services	-	-	-	-	360,774
Other non-operating (b)	-	-	-	-	2,103,511

	$1,325,672	$2,002,039	$873,578	$4,201,289	$7,708,458

(a)	Other homebuilding primarily includes operations in Puerto Rico, certain wind down operations, capitalized interest, goodwill, and intangibles.

(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	December 31,
	2010	2009
Investments in joint ventures with limited recourse guaranties	$122	$19,611
Investments in joint ventures with debt non-recourse to PulteGroup	11,486	12,859
Investments in other active joint ventures	34,705	41,345

Total investments in unconsolidated entities	$46,313	$73,815

Total joint venture debt	$15,467	$69,488
PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,444	$18,970
Joint venture debt non-recourse to PulteGroup	3,696	6,357

PulteGroup's total proportionate share of joint venture debt	$5,140	$25,327

In 2010, 2009, and 2008, the Company recognized income (loss) from its unconsolidated joint ventures of $2.9 million, $(49.7) million, and $(12.8) million, respectively. The income (loss) recognized during 2010, 2009, and 2008 includes impairments totaling $1.9 million, $54.1 million, and $18.5 million, respectively. During 2010, 2009, and 2008, the Company made capital contributions of $22.9 million, $35.1 million, and $54.6 million, respectively, to its joint ventures and received capital and earnings distributions of $9.7 million, $9.5 million, and $11.2 million, respectively, from its joint ventures.

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

PULTEGROUP, INC.

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

In addition to the joint venture with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt, including the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation. The Company does not have any significant financing exposures related to these other entities.

8.	Debt

The Company’s senior notes are summarized as follows ($000’s omitted):

	December 31,
	2010	2009
4.55% unsecured senior notes, issued by Centex Corp. due 2010 (b)	$-	$48,082
7.875% unsecured senior notes, issued by Centex Corp. due 2011 (b)	-	90,046
8.125% unsecured senior notes, issued by PulteGroup, Inc. due 2011, (a)	13,900	13,892
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2011 (c)	-	131,995
7.50% unsecured senior notes, issued by Centex Corp. due 2012 (b)	-	117,249
5.45% unsecured senior notes, issued by Centex Corp. due 2012 (b)	104,823	128,916
6.25% unsecured senior notes, issued by PulteGroup, Inc. due 2013 (c)	62,617	224,542
5.125% unsecured senior notes, issued by Centex Corp. due 2013 (b)	160,212	258,874
5.25% unsecured senior notes, issued by PulteGroup, Inc. due 2014 (c)	335,848	463,865
5.70% unsecured senior notes, issued by Centex Corp. due 2014 (b)	309,048	336,299
5.20% unsecured senior notes, issued by PulteGroup, Inc. due 2015 (c)	244,839	292,586
5.25% unsecured senior notes, issued by Centex Corp. due 2015 (b)	397,700	415,262
6.50% unsecured senior notes, issued by Centex Corp. due 2016 (b)	466,644	464,139
7.625% unsecured senior notes, issued by PulteGroup, Inc. due 2017 (a)	149,265	149,156
7.875% unsecured senior notes, issued by PulteGroup, Inc. due 2032 (c)	299,065	299,021
6.375% unsecured senior notes, issued by PulteGroup, Inc. due 2033 (c)	398,344	398,271
6.00% unsecured senior notes, issued by PulteGroup, Inc. due 2035 (c)	299,363	299,337
7.375% unsecured senior notes, issued by PulteGroup, Inc. due 2046 (d)	150,000	150,000

Total senior notes – carrying value (e)	$3,391,668	$4,281,532

Estimated fair value	$3,227,404	$4,087,269

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries

(b)	Redeemable prior to maturity; assumed by PulteGroup, Inc; guaranteed on a senior basis by certain wholly-owned subsidiaries

(c)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries

(d)	Callable at par on or after June 1, 2011; guaranteed on a senior basis by certain wholly-owned subsidiaries

(e)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes

Refer to Note 17 for supplemental consolidating financial information of the Company.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8.	Debt (continued)

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2010, the Company was in compliance with all of the covenants and requirements under the senior notes.

Total senior note principal maturities during the five years after 2010 are as follows: 2011 - $13.9 million; 2012 - $103.7 million; 2013 - $227.9 million; 2014 - $654.6 million, 2015 - $669.5 million; and thereafter - $1.8 billion.

During the last three years, the Company proactively reduced its outstanding senior notes through a variety of transactions ($000’s omitted):

Retirement Date	Series	Transaction Type	Principal Retired
December 2010	7.875% issued by Centex Corp. due 2011	Early redemption as	$85,595
	7.875% issued by PulteGroup, Inc. due 2011	provided within indenture	132,186
	7.50% issued by Centex Corp. due 2012	agreements	110,262

			328,043

November 2010	5.45% issued by Centex Corp. due 2012	Open market repurchases	23,000
October 2010	4.55% issued by Centex Corp. due 2010	Scheduled maturity	47,427

October 2010	6.25% issued by PulteGroup, Inc. due 2013	Tender offer	162,471
	5.125% issued by Centex Corp. due 2013		104,749
	5.25% issued by PulteGroup, Inc. due 2014		128,077
	5.70% issued by Centex Corp. due 2014		31,329
	5.20% issued by PulteGroup, Inc. due 2015		47,838
	5.25% issued by Centex Corp. due 2015		25,536

			500,000

Total 2010			$898,470

September 2009	4.55% issued by Centex Corp. due 2010	Tender offer	$252,573
	7.875% issued by Centex Corp. due 2011		306,905
	8.125% issued by PulteGroup, Inc. due 2011		186,098
	7.875% issued by PulteGroup, Inc. due 2011		341,377
	7.50% issued by Centex Corp. due 2012		214,662
	5.45% issued by Centex Corp. due 2012		168,301
	5.125% issued by Centex Corp. due 2014		30,084

			1,500,000

September 2009	5.80% issued by Centex Corp. due 2009	Scheduled maturity	210,920
July 2009	4.875% issued by PulteGroup, Inc. due 2009	Scheduled maturity	25,413

May / June 2009	7.875% issued by PulteGroup, Inc. due 2011	Open market repurchases	25,000
	6.25% issued by PulteGroup, Inc. due 2013		74,785
	5.25% issued by PulteGroup, Inc. due 2014		36,004
	5.20% issued by PulteGroup, Inc. due 2015		57,135

			192,924

Total 2009			$1,929,257

June 2008	4.875% issued by PulteGroup, Inc. due 2009	Tender offer	$313,400

Total 2008			$313,400

Total for three-year period			$3,141,127

The Company recorded losses related to these transactions totaling $38.9 million, $31.6 million, and $1.6 million in 2010, 2009 and 2008, respectively. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net in the Consolidated Statements of Operations.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other financing arrangements

Corporate/Homebuilding

The Company maintains an unsecured revolving credit facility (the “Credit Facility”) in order to provide short-term financing for various working capital needs, primarily for letters of credit. The Credit Facility expires in June 2012. In recent years, the Company has reduced its borrowing capacity under the Credit Facility as the result of a combination of reduced working capital needs and challenges in meeting the Credit Facility’s financial covenants. On December 23, 2010, the Company entered into the Fifth Amendment to Third Amended and Restated Credit Agreement (the “Fifth Amendment”), which decreased the Company’s borrowing capacity under the Credit Facility from $750.0 million to $250.0 million and also reduced the required level of cash and equivalents to be maintained by the Company in certain liquidity reserve accounts. Previously, on December 11, 2009, the Company entered into the Fourth Amendment and Waiver to Third Amended and Restated Credit Agreement, which reduced the borrowing capacity under the Credit Facility from $1.2 billion to $750.0 million, replaced the maximum debt to capitalization ratio with a maximum debt to tangible capital limit, reduced the tangible net worth minimum, and waived any default under the previous Credit Facility resulting from failure to comply with the tangible net worth financial covenant. As a result of these and previous amendments to the Credit Facility, the Company recognized expense of $3.0 million in 2010, $2.9 million in 2009, and $3.7 million in 2008, which is included in the Consolidated Statements of Operations within selling, general and administrative expenses.

Under the terms of the Credit Facility, the Company has the capacity to issue letters of credit totaling up to $250.0 million. Borrowing availability is reduced by the amount of letters of credit outstanding. The Credit Facility includes a borrowing base limitation when the Company does not have an investment grade senior unsecured debt rating from at least two of Fitch Ratings, Moody’s Investor Service, and Standard and Poor’s Corporation (the “Rating Agencies”). The Company currently does not have investment grade ratings from any of the Rating Agencies and is therefore subject to the borrowing base limitation. Under the borrowing base limitation, the sum of the Company’s senior debt and the amount drawn on the Credit Facility may not exceed an amount based on certain percentages of various categories of the Company’s unencumbered inventory and other assets. As of December 31, 2010, the Company had no borrowings outstanding and full availability of the remaining $28.4 million under the Credit Facility after consideration of $221.6 million of outstanding letters of credit.

The Company is also required under the terms of the Credit Facility to maintain certain liquidity reserve accounts in the event the Company fails to satisfy an interest coverage test. Specifically, if the interest coverage ratio (as defined in the Credit Facility) is less than 2.0 to 1.0, the Company is required to maintain cash and equivalents in designated accounts with certain banks. While the Company’s access to and utilization of cash and equivalents maintained in liquidity reserve accounts is not restricted, failure to maintain sufficient balances within the liquidity reserve accounts restricts the Company’s ability to utilize the Credit Facility. The Company maintained the required cash and equivalents of $250.0 million and $415.1 million within the liquidity reserve accounts at December 31, 2010 and 2009, respectively, calculated under the Credit Facility as two times the amount by which the interest incurred over the last four fiscal quarters exceeds interest income over the last four fiscal quarters, excluding Financial Services, with a maximum amount of $250.0 million to be maintained in the liquidity reserve accounts effective with the Fifth Amendment. Additionally, failure to satisfy the interest coverage test can also result in an increase to LIBOR margin and letter of credit pricing.

The Credit Facility contains certain financial covenants. The Company is required to not exceed a debt to tangible capital ratio as well as to meet a tangible net worth covenant each quarter. Violations of the financial covenants in the Credit Facility, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings and replacement or cash collateralization of any letters of credit outstanding under the Credit Facility. In the event these violations were not waived by the lenders or cured, the violations could also result in a default under the Company’s $3.4 billion of senior notes.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other financing arrangements (continued)

Corporate/Homebuilding (continued)

As of December 31, 2010, the Company was in compliance with all of the covenants under the Credit Facility. However, based on current market conditions, the Company may need to take action in order to avoid violating the debt to tangible capital ratio, potentially as early as March 31, 2011. Possible actions could include: negotiating changes to the Credit Facility’s financial covenants with our group of lenders or arranging a new credit facility; terminating the Credit Facility, which would release the funds currently maintained in the liquidity reserve accounts ($250.0 million) and using our available cash to collateralize required letters of credit ($221.6 million at December 31, 2010); or replacing the Credit Facility with a separate letter of credit facility.

The following is a summary of aggregate borrowing information related to the Credit Facility ($000’s omitted):

	2010	2009	2008
Available credit lines at year-end	$250,000	$750,000	$1,200,000
Unused credit lines at year-end (a)	$28,391	$249,418	$846,700
Maximum indebtedness outstanding at the end of any month (b)	$-	$-	$-
Average monthly indebtedness (c)	$-	$-	$-
Range of interest rates during the year	N/A	N/A	N/A
Weighted-average rate at year-end	N/A	N/A	N/A

(a)	Reduced by letters of credit outstanding of $221.6 million, $500.6 million, and $353.3 million at December 31, 2010, 2009, and 2008, respectively.

(b)	Excludes letters of credit outstanding of $388.9 million for 2010, $582.1 million for 2009, and $446.5 million for 2008.

(c)	Excludes letters of credit outstanding, which averaged $355.0 million, $407.1 million, and $392.1 million for 2010, 2009, and 2008, respectively.

In June 2009, the Company entered into a five-year, unsecured letter of credit facility (the “LOC Agreement”) with Deutsche Bank AG, New York Branch, which permits the issuance of up to $200.0 million of letters of credit by the Company. The LOC Agreement supplements the Company’s existing letter of credit capacity included in the Credit Facility. The letters of credit will be used for general corporate purposes of the Company and its subsidiaries. Letters of credit may be issued to support the obligations of any wholly-owned subsidiary of the Company. At December 31, 2010, $167.2 million of letters of credit were outstanding under this facility.

At December 31, 2010 and 2009, other financing included limited recourse collateralized financing arrangements totaling $0.6 million and $2.0 million, respectively. These financing arrangements had maturities ranging primarily from one to three years, a weighted-average interest rate of 6.5%, were collateralized by certain of the Company’s land positions, and had no recourse to any other assets of the Company. These arrangements are classified as accrued and other liabilities in the Consolidated Balance Sheets.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales using its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. At December 31, 2009, Pulte Mortgage had a combination of repurchase lending agreements in place with various banks that provided borrowing capacity totaling $175.0 million. Given the Company’s strong liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.	Other financing arrangements (continued)

Financial Services (continued)

internal Company resources. In order to satisfy regulatory requirements in certain states, Pulte Mortgage maintains a $2.5 million repurchase lending agreement with a bank that expires in October 2011. There were no borrowings outstanding under this facility at December 31, 2010.

The following is aggregate borrowing information for the Company’s mortgage operations ($000’s omitted):

	2010	2009	2008
Available credit lines at year-end	$2,500	$175,000	$405,000
Unused credit lines at year-end	$2,500	$157,000	$167,000
Maximum amount outstanding at the end of any month	$75,403	$79,422	$262,000
Average monthly indebtedness	$17,241	$44,522	$174,000
Range of interest rates during the year	4.25% to 4.50%	0.53% to 4.75%	0.53% to 6.62%
Weighted-average rate at year-end	4.50%	4.29%	0.95%

Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

10.	Shareholders’ equity

Pursuant to the two $100.0 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200.0 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400.0 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during 2010, 2009, or 2008. At December 31, 2010, the Company had remaining authorization to purchase $102.3 million of common stock.

On November 24, 2008, the Board of Directors discontinued the regular quarterly dividend on the Company’s common stock effective in the first quarter of 2009.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2010, 2009, and 2008, the Company repurchased $4.0 million, $7.4 million, and $5.3 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400.0 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2010	2009
Foreign currency translation adjustments:
Mexico	$51	$45
Fair value of derivatives, net of income taxes of $2,086 in 2010 and 2009	(1,570)	(2,294)

	$(1,519)	$(2,249)

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans

The Company maintains stock option plans for both employees and for non-employee directors. Information related to the active plans as of December 31, 2010 is as follows:

Plan Name	Shares Authorized	Shares Available for Grant
Employee Plans
PulteGroup, Inc. 2004 Stock Incentive Plan	22,000,000	9,684,212
PulteGroup, Inc. 2002 Stock Incentive Plan	12,000,000	127,805

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

A summary of the Company’s stock option activity for the three years ended December 31, 2010 is presented below (000’s omitted except per share data):

	2010		2009		2008
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	26,193	$21	20,059	$19	19,884	$20
Granted (a)	1,128	$11	8,235	$27	1,430	$11
Exercised	(902)	$10	(756)	$6	(528)	$8
Forfeited	(2,415)	$21	(1,345)	$45	(727)	$23

Outstanding, end of year	24,004	$21	26,193	$21	20,059	$19

Options excercisable at year end	19,400	$23	20,336	$23	14,857	$20

Weighted-average per share fair value of options granted during the year	$6.43		$2.19		$5.72

(a)	Includes 5.3 million options issued in 2009 in conjunction with the Centex merger.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	4,551	3.9	$11	4,006	$11
$11.01 to $18.00	8,431	5.9	$12	4,379	$12
$18.01 to $25.00	3,842	2.9	$22	3,842	$22
$25.01 to $35.00	3,973	4.9	$31	3,966	$31
$35.01 to $60.00	3,207	3.7	$44	3,207	$44

The fair value of each option grant is estimated on the date of grant using primarily the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2010	2009	2008
Expected life of options in years	6.0	3.1	5.6
Expected stock price volatility	58%	60%	54%
Expected dividend yield	0.0%	0.0%	0.1%
Risk-free interest rate	2.7%	1.2%	1.8%

The Company has estimated the expected life of its share options using employees’ historical exercise behavior and the contractual term of these instruments in determining the fair value of its share options. Volatility is estimated using a combination of implied volatility and historical volatility.

In connection with stock option awards, the Company recognized compensation expense of $15.0 million, $22.1 million, and $15.8 million for the years ended December 31, 2010, 2009, and 2008, respectively. Total compensation cost related to non-vested stock option awards not yet recognized was $8.6 million at December 31, 2010. These costs will be expensed over a weighted-average period of approximately three years. The aggregate intrinsic value of stock options that were exercised during 2010, 2009, and 2008 was $1.8 million, $3.3 million, and $2.4 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2010, there were no outstanding options with intrinsic value.

The Company’s stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. The Company records the related compensation cost for these awards over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award. For the years ended December 31, 2010, 2009, and 2008, the Company recorded $4.5 million, $5.6 million, and $3.9 million, respectively, of compensation expense related to stock option grants made to employees that have achieved this level of service, as well as those who will achieve this level of service during the vesting period.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11.	Stock compensation plans (continued)

A summary of the Company’s restricted stock activity for the three years ended December 31, 2010 is presented below (000’s omitted, except per share data):

	2010		2009		2008
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Non-vested at beginning of year	3,539	$16	3,932	$23	4,335	$31
Granted	1,552	$11	2,182	$12	1,490	$13
Vested	(1,541)	$21	(1,957)	$25	(1,268)	$36
Forfeited	(775)	$12	(618)	$14	(625)	$28

Non-vested at end of year	2,775	$12	3,539	$16	3,932	$23

During 2010, 2009, and 2008, the total fair value of shares vested during the year was $32.2 million, $48.1 million, and $46.2 million, respectively. In connection with the restricted stock awards, of which a majority cliff vest at the end of three years, the Company recorded compensation expense of $17.1 million, $24.2 million, and $23.3 million during 2010, 2009, and 2008, respectively. Total compensation cost related to restricted stock awards not yet recognized was $15.3 million at December 31, 2010. These costs will be expensed over a weighted-average period of approximately two years.

A summary of the Company’s restricted stock unit activity for the three years ended December 31, 2010 is presented below (000’s omitted, except per share data):

	2010		2009		2008
	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value	Shares	Weighted- Average Grant-Date Fair Value
Outstanding, beginning of year	123	$12	-	-	-	-
Granted	133	$12	632	$12	-	-
Forfeited	-	-	(269)	$12	-	-
Distributed	(116)	$12	(240)	$12	-	-

Outstanding, end of year	140	$12	123	$12	-	-

Vested, end of year	140	$12	123	$12	-	-

The restricted stock units granted during 2009 were done so in conjunction with the Centex merger. The fair value of each restricted stock unit was calculated using the closing stock price on the date of grant and was included within the calculation of consideration transferred. At December 31, 2010 and 2009, there were 139,750 and 123,319, respectively, restricted stock units outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2010	2009	2008
Current provision (benefit)
Federal	$(114,617)	$(812,744)	$(346,699)
State and other	(23,200)	(17,395)	31,307

	$(137,817)	$(830,139)	$(315,392)

Deferred provision (benefit)
Federal	$-	$37,587	$95,668
State and other	-	-	10,238

	$-	$37,587	$105,906

Income tax benefit	$(137,817)	$(792,552)	$(209,486)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2010	2009	2008
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	3.0	3.0
Deferred tax asset valuation allowance	(12.4)	18.4	(24.9)
Tax contingencies	5.0	(4.7)	(1.4)
Goodwill impairment	(19.7)	(9.7)	-
Other	0.3	(1.9)	0.7

Effective rate	11.2%	40.1%	12.4%

The Company’s net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2010	2009
Deferred tax assets:
Non-deductible reserves and other	$312,186	$531,237
Inventory valuation reserves	1,449,261	1,504,815
Net operating loss carryforwards:
Federal	592,345	150,267
State	287,458	256,257
Alternative minimum tax credits	25,193	22,784
Energy credits and charitable contribution carryforward	36,045	39,053

	2,702,488	2,504,413

Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(64,130)	(83,880)
Trademarks and tradenames	(66,671)	(75,218)

	(130,801)	(159,098)

Valuation allowance	(2,571,687)	(2,345,315)

Net deferred tax asset	$-	$-

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes (continued)

The Company’s income tax benefit for 2010 was $137.8 million compared with a benefit of $792.6 million and $209.5 million for 2009 and 2008, respectively. These amounts represent effective tax rates of 11.2%, 40.1%, and 12.4% for 2010, 2009, and 2008, respectively. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2010, 2009, and 2008 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss.

The Company had income taxes receivable of $81.3 million and $955.2 million at December 31, 2010 and 2009, respectively. Income taxes receivable at December 31, 2009 related primarily to the carryback of 2009 federal net operating losses under the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow net operating losses realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years). The Company received federal income tax refunds of $934.7 million during 2010. The income taxes receivable at December 31, 2010 generally relate to outstanding federal and state tax refunds from amended returns and net operating loss carrybacks.

Deferred tax assets primarily represent the deferred tax benefits arising from temporary differences between book and tax income which will be recognized in future years as an offset against future taxable income. In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. The Company had net deferred tax assets of $2.6 billion and $2.3 billion at December 31, 2010 and 2009, which were offset entirely by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the estimated and actual results could have a material impact on the Company’s consolidated results of operations or financial position. To the extent that our results of operations improve, our deferred tax asset valuation allowance may be reduced, which could result in a non-cash tax benefit.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership change net operating losses and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $68.0 million per year for net operating losses, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards and future recognized built-in losses or deductions not being available for use by the Company.

At December 31, 2010, the Company had deferred tax assets including $592.3 million for federal and $287.5 million for state net operating loss carryforwards. The Company’s gross federal net operating loss carryforward is approximately $1.7 billion, a significant portion of which is subject to the provisions of Internal Revenue Code section 382. The Company also has significant gross state net operating losses in various tax jurisdictions. These net operating losses may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2011 and 2030.

At December 31, 2010 the Company had $258.0 million of gross unrecognized tax benefits, of which $250.7 million would affect the effective tax rate if recognized. At December 31, 2009, the Company had $326.1 million of gross unrecognized tax benefits, of which $291.0 million would affect the effective rate if recognized. Additionally, the Company had accrued interest and penalties of $48.4 million and $80.6 million at December 31, 2010 and 2009, respectively. In 2010 and 2009, the Company’s income tax benefits included tax related interest and penalties. Such amounts totaled a benefit of $27.3 million in 2010 and expense of $3.4 million in 2009.

The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by up to $101.3 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 1998 to 2010.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.	Income taxes (continued)

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2010	2009	2008
Unrecognized tax benefits, beginning of period	$326,088	$126,299	$86,209
Assumed with Centex merger	-	121,667	-
Decreases related to tax positions taken during the current period	-	(10,029)	-
Increases related to tax positions taken during a prior period	55,385	37,303	57,647
Decreases related to tax positions taken during a prior period	(14,025)	(10,414)	(10,951)
Increases related to tax positions taken during the current period	1,441	82,973	6,678
Decreases related to settlements with taxing authorities	(94,779)	(1,389)	(4,078)
Reductions as a result of a lapse of the applicable statute of limitations	(16,094)	(20,322)	(9,206)

Unrecognized tax benefits, end of period	$258,016	$326,088	$126,299

13.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

The Company’s financial instruments measured at fair value on a recurring basis at December 31, 2010 and 2009 are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		2010	2009
Residential mortgage loans available-for-sale	Level 2	$176,164	$166,817
Whole loan commitments	Level 2	2,319	910
Interest rate lock commitments	Level 2	2,692	1,915
Forward contracts	Level 2	3,544	2,475

See Note 1 regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

13.	Fair value disclosures (continued)

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis at December 31, 2010 and 2009 are summarized below ($000’s omitted):

	Fair Value Hierarchy	Fair Value
		2010	2009
Loans held for investment	Level 2	$3,002	$5,384
	Level 3	-	10,333
House and land inventory	Level 3	70,862	66,226

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For house and land inventory, see Note 5 for a more detailed discussion of the valuation methods used.

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair value of senior notes outstanding totaled $3.2 billion compared with the carrying value of $3.4 billion. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of collateralized short-term financing agreements approximates fair value.

14.	Other assets and accrued and other liabilities

The Company’s other assets are presented below ($000’s omitted):

	December 31,
	2010	2009
Accounts and notes receivable	$204,029	$196,622
Deposits and pre-acquisition costs	95,063	143,502
Prepaid expenses	108,963	124,790
Property and equipment, net	59,263	82,419
Other	100,645	157,707

	$567,963	$705,040

The Company’s accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2010	2009
Self-insurance liabilities	$813,841	$566,693
Community development district obligations	73,334	224,294
Liabilities for land, not owned, under option agreements	50,781	174,132
Compensation-related	94,936	108,088
Loan origination liabilities	93,057	105,914
Warranty	80,195	96,110
Accrued interest	42,043	67,906
Lease exit liabilities	41,733	38,591
Other	310,020	461,817

	$1,599,940	$1,843,545

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15.	Leases

The Company leases certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2010 are as follows ($000’s omitted):

Years Ending December 31,
2011	$40,028
2012	33,544
2013	25,824
2014	23,169
2015	20,183
Thereafter	37,510

Total minimum lease payments (a)	$180,258

(a)	Minimum payments have not been reduced by minimum sublease rentals of $19.4 million due in the future under non-cancelable subleases.

Net rental expense for 2010, 2009, and 2008 was $37.2 million, $48.7 million, and $67.1 million, respectively, excluding lease exit costs presented in Note 4. Certain leases contain renewal or purchase options and generally provide that the Company shall pay for insurance, taxes, and maintenance.

16.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations have established liabilities for anticipated losses associated with mortgage loans originated and sold to investors that may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the Company either repurchases the loans from the investors or reimburses the investors’ losses. The Company establishes liabilities for such anticipated losses based upon, among other things, the level of current and estimated probable future repurchase demands made by investors, the ability of the Company to cure the defects identified in the repurchase demands, and the severity of the loss upon repurchase. Beginning in 2009, the Company experienced a significant increase in anticipated losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. The vast majority of these losses relate to loans originated in 2006 and 2007 when industry lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities are as follows ($000’s omitted):

	2010	2009	2008
Liabilities, beginning of period	$105,914	$3,240	$2,107
Provision for losses	16,856	60,896	2,370
Settlements	(29,713)	(14,515)	(1,237)
Liabilities assumed with Centex merger	-	56,293	-

Liabilities, end of period	$93,057	$105,914	$3,240

As reflected above, the Company assumed loan origination liabilities totaling $56.3 million effective with the Centex merger.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and contingencies (continued)

Mortgage reinsurance liabilities

A subsidiary of Pulte Mortgage operates as a re-insurer for a portion of the mortgage insurance written on loans originated by Pulte Mortgage. Such reinsurance programs were discontinued effective January 1, 2009. At December 31, 2010 and 2009, reserves for potential claims under this program totaled $7.6 million and $9.1 million, respectively, and are reflected in accrued and other liabilities.

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At December 31, 2010 and 2009, the Company had recorded $73.3 million and $224.3 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2010, the Company voluntarily repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $124.1 million in order to improve the future financial performance of the related communities. The discount of $12.9 million will be recognized as a reduction of cost of revenues over the lives of the applicable communities, which extend for several years.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of the Company’s land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2010 and 2009 the Company had outstanding letters of credit and surety bonds totaling $1.7 billion and $2.0 billion, respectively. In the event any such surety bonds or letters of credit are called, the Company would be obligated to reimburse the issuer of the surety bond or letter of credit. The Company does not believe that a material amount, if any, of the surety bonds or letters of credit will be called. The Company’s surety bonds generally do not have stated expiration dates. Rather, the Company is released from the surety bonds as the underlying performance is completed.

In addition, the Company is subject to $817.4 million of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $85.0 million of work remains to be performed on these commercial construction projects. No event has occurred that has led the Company to believe that these bonds will be drawn upon. Additionally, the purchaser of the Centex commercial construction business is the primary obligor for any potential losses relating to such surety bond obligations. As additional security, the Company has purchased for its benefit a back-up indemnity provided by a financial institution with an investment grade credit rating. The obligation of such financial institution under the back-up indemnity is limited to $400.0 million and terminates in 2016, if not previously terminated by the Company.

Litigation and regulatory matters

The Company is involved in various litigation and legal claims in the normal course of its business operations, including actions brought on behalf of various classes of claimants. The Company is also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various administering governmental agencies.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and contingencies (continued)

Litigation and regulatory matters (continued)

The Company establishes a liability for potential legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, the Company generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, management does not believe that the resolution of such matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. However, to the extent the liability arising from the ultimate resolution of any matter exceeds our estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.

Self-insured risks

The Company maintains, and requires the majority of its subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. The Company also maintains property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a significant portion of the overall risk for such claims either through policies issued by the Company’s captive insurance subsidiaries or through its own self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited and more expensive in recent years. In certain instances, the Company may offer its subcontractors the opportunity to purchase insurance through one of the Company’s captive insurance subsidiaries or to participate in a project specific insurance program provided by the Company. Any policy issued by the captive insurance subsidiaries represents self-insurance of these risks by the Company. While general liability coverage for the homebuilding industry is complex and the Company’s coverage varies significantly based on the policy year, in recent years the Company is generally self-insured for $5.0 million to $7.5 million on a per occurrence basis and up to $60.0 million on an annual aggregate basis, at which point our excess or reinsurance coverage begins.

The Company generally reserves for costs associated with insurance claims and their related lawsuits (including expected legal fees) based on an actuarial analysis of the Company’s historical claims. The actuarial analysis includes an estimate of claims incurred but not reported. These estimates make up a significant portion of the Company’s estimates and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. As a result, actual costs could differ significantly from estimated costs.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The Company’s recorded reserves for all insurance claims totaled $813.8 million and $566.7 million at December 31, 2010 and 2009, respectively, substantially all of which relates to general liability insurance. The increase in the liability at December 31, 2010 is due to the Company recording additional expense to insurance reserves during 2010 as a result of the Company experiencing greater than anticipated frequency of newly reported claims and an increase in specific case reserves related to known claims for homes closed in prior periods, including several large claims. As a result of these unfavorable trends, the Company recorded additional expense to insurance reserves totaling $280.4 million ($0.74 per basic and diluted share) during 2010 in the Consolidated Statements of Operations within selling, general, and administrative expenses (and included within “Reserves provided” for 2010 in the below table). Substantially all of these increases related to general liability reserves. The recorded reserves included an actuarial assessment of incurred but not reported claims, which represented approximately 76% and 75% of the total general liability reserves at December 31, 2010 and 2009, respectively. Changes in the number and timing of reported claims and the estimates of specific claim values will significantly impact estimates of future reserves, which are reflected by the incurred but not reported reserve.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

16.	Commitments and contingencies (continued)

Self-insured risks (continued)

Changes in these liabilities are as follows ($000’s omitted):

	2010	2009	2008
Balance, beginning of period	$566,693	$347,631	$309,900
Reserves provided	313,606	34,939	103,505
Liabilities assumed with Centex merger	2,514	271,071	-
Payments	(68,972)	(86,948)	(65,774)

Balance, end of period	$813,841	$566,693	$347,631

The Company experienced a high level of insurance-related expenses in 2010, 2009, and 2008, primarily due to the adverse development of construction defect claims, the frequency and severity of which have increased significantly in recent years. Effective with the Centex merger, the Company assumed insurance-related liabilities of $271.1 million, which were increased by $2.5 million upon completion of a final valuation in 2010.

In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. The actuarial analyses of the reserves also consider historical third party recovery rates. The Company’s insurance policies are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

17.	Supplemental Guarantor information

All of the Company’s senior notes are guaranteed jointly and severally on a senior basis by each of the Company’s wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING BALANCE SHEET

DECEMBER 31, 2010

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$10,000	$1,089,439	$371,186	$-	$1,470,625
Restricted cash	-	3,927	20,674	-	24,601
Unfunded settlements	-	17,184	(4,419)	-	12,765
House and land inventory	-	4,777,681	4,132	-	4,781,813
Land held for sale	-	71,055	-	-	71,055
Land, not owned, under option agreements	-	50,781	-	-	50,781
Residential mortgage loans available-for-sale	-	-	176,164	-	176,164
Securities purchased under agreements to resell	74,500	-	(74,500)	-	-
Investments in unconsolidated entities	1,523	42,261	2,529	-	46,313
Goodwill	-	240,541	-	-	240,541
Intangible assets, net	-	175,448	-	-	175,448
Other assets	24,476	499,075	44,412	-	567,963
Income taxes receivable	81,307	-	-	-	81,307
Deferred income tax assets	(34,192)	27	34,165	-	-
Investments in subsidiaries and intercompany accounts, net	5,749,695	5,783,384	6,265,591	(17,798,670)	-

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$86,066	$1,166,805	$625,262	$-	$1,878,133
Income tax liabilities	294,408	-	-	-	294,408
Senior notes	3,391,668	-	-	-	3,391,668

Total liabilities	3,772,142	1,166,805	625,262	-	5,564,209
Total shareholders’ equity	2,135,167	11,583,998	6,214,672	(17,798,670)	2,135,167

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues:
Homebuilding
Home sale revenues	$-	$4,419,812	$-	$-	$4,419,812
Land sale revenues	-	27,815	-	-	27,815

	-	4,447,627	-	-	4,447,627
Financial Services	-	3,119	118,544	-	121,663

	-	4,450,746	118,544	-	4,569,290

Homebuilding Cost of Revenues:
Home cost of revenues	-	4,006,385	-	-	4,006,385
Land cost of revenues	-	53,555	-	-	53,555

	-	4,059,940	-	-	4,059,940

Financial Services expenses	338	(1,462)	117,246	-	116,122
Selling, general and administrative expenses	64,197	629,099	201,806	-	895,102
Other expense, net	38,899	707,647	(4,161)	-	742,385
Interest income	-	(9,060)	(471)	-	(9,531)
Interest expense	2,802	-	(73)	-	2,729
Intercompany interest	169,158	(169,010)	(148)	-	-
Equity in (earnings) loss of unconsolidated entities	(11)	(3,867)	967	-	(2,911)

Income (loss) before income taxes and equity					-
in income (loss) of subsidiaries	(275,383)	(762,541)	(196,622)	-	(1,234,546)
Income tax expense (benefit)	58,318	(136,741)	(59,394)	-	(137,817)

Income (loss) before equity in income (loss) of subsidiaries	(333,701)	(625,800)	(137,228)	-	(1,096,729)
Equity in income (loss) of subsidiaries	(763,028)	(5,009)	(172,241)	940,278	-

Net income (loss)	$(1,096,729)	$(630,809)	$(309,469)	$940,278	$(1,096,729)

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2009

($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$-	$3,869,297	$-	$-	$3,869,297
Land sale revenues	-	97,292	-	-	97,292

	-	3,966,589	-	-	3,966,589
Financial Services	-	9,859	107,941	-	117,800

	-	3,976,448	107,941	-	4,084,389

Homebuilding Cost of Revenues:
Home cost of revenues	-	4,274,474	-	-	4,274,474
Land cost of revenues	-	211,170	-	-	211,170

	-	4,485,644	-	-	4,485,644
Financial Services expenses	716	6,794	165,344	-	172,854
Selling, general and administrative expenses	77,227	542,622	52,585	-	672,434
Other expense, net	31,353	650,728	3,748	-	685,829
Interest income	(2)	(7,782)	(1,383)	-	(9,167)
Interest expense	1,810	537	(85)	-	2,262
Intercompany interest	237,492	(237,492)	-	-	-
Equity in (earnings) loss of unconsolidated entities	-	46,065	3,587	-	49,652

Income (loss) before income taxes and equity					-
in income (loss) of subsidiaries	(348,596)	(1,510,668)	(115,855)	-	(1,975,119)
Income tax expense (benefit)	(139,828)	(625,250)	(27,474)	-	(792,552)

Income (loss) before equity in income (loss) of subsidiaries	(208,768)	(885,418)	(88,381)	-	(1,182,567)
Equity in income (loss) of subsidiaries	(973,799)	(80,196)	(191,763)	1,245,758	-

Net income (loss)	$(1,182,567)	$(965,614)	$(280,144)	$1,245,758	$(1,182,567)

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues:
Homebuilding
Home sale revenues	$-	$5,980,289	$-	$-	$5,980,289
Land sale revenues	-	131,749	-	-	131,749

	-	6,112,038	-	-	6,112,038
Financial Services	-	15,607	135,409	-	151,016

	-	6,127,645	135,409	-	6,263,054

Homebuilding Cost of Revenues:
Home cost of revenues	-	6,585,177	-	-	6,585,177
Land cost of revenues	-	393,998	-	-	393,998

	-	6,979,175	-	-	6,979,175
Financial Services expenses	676	7,101	115,305	-	123,082
Selling, general and administrative expenses	72,754	678,156	63,598	-	814,508
Other expense, net	1,594	36,370	1,607	-	39,571
Interest income	(100)	(17,012)	(9,292)	-	(26,404)
Interest expense	2,901	57	(50)	-	2,908
Intercompany interest	219,508	(219,508)	-	-	-
Equity in (earnings) loss of unconsolidated entities	-	10,747	2,066	-	12,813

Income (loss) before income taxes and equity					-
in income (loss) of subsidiaries	(297,333)	(1,347,441)	(37,825)	-	(1,682,599)
Income tax expense (benefit)	(35,631)	(161,753)	(12,102)	-	(209,486)

Income (loss) before equity in income (loss) of subsidiaries	(261,702)	(1,185,688)	(25,723)	-	(1,473,113)
Equity in income (loss) of subsidiaries	(1,211,411)	11,758	(982,519)	2,182,172	-

Net income (loss)	$(1,473,113)	$(1,173,930)	$(1,008,242)	$2,182,172	$(1,473,113)

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$551,430	$22,754	$6,072	$-	$580,256

Distributions from unconsolidated entities	-	4,231	-	-	4,231
Investments in unconsolidated entities	-	(21,623)	(1,267)	-	(22,890)
Net change in loans held for investment	-	-	12,603	-	12,603
Proceeds from the sale of fixed assets	-	1,762	18	-	1,780
Capital expenditures	-	(13,168)	(2,011)	-	(15,179)

Net cash provided by (used in) investing activities	-	(28,798)	9,343	-	(19,455)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(18,394)	-	(18,394)
Repayment of other borrowings	(933,206)	(1,444)	-		(934,650)
Intercompany activities, net	387,131	(404,757)	17,626	-	-
Issuance of common stock	8,668	-	-	-	8,668
Stock repurchases	(4,023)	-	-	-	(4,023)

Net cash provided by (used in) financing activities	(541,430)	(406,201)	(768)	-	(948,399)

Effect of exchange rate changes on cash and equivalents	-	-	(11)	-	(11)

Net increase (decrease) in cash and equivalents	10,000	(412,245)	14,636	-	(387,609)
Cash and equivalents at beginning of year	-	1,501,684	356,550	-	1,858,234

Cash and equivalents at end of year	$10,000	$1,089,439	$371,186	$-	$1,470,625

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2009

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$44,747	$515,775	$178,331	$-	$738,853

Distributions from unconsolidated entities	-	8,612	-	-	8,612
Investments in unconsolidated entities	-	(35,144)	-	-	(35,144)
Cash acquired with Centex merger, net of cash used	(50)	1,723,120	25,672	-	1,748,742
Net change in loans held for investment	-	-	8,802	-	8,802
Proceeds from the sale of fixed assets		1,960	91	-	2,051
Capital expenditures	-	(30,432)	(8,820)	-	(39,252)

Net cash provided by (used in) investing activities	(50)	1,668,116	25,745	-	1,693,811

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(219,166)	-	(219,166)
Repayment of other borrowings	(2,000,732)	(4,473)	-		(2,005,205)
Intercompany activities, net	1,961,695	(1,965,934)	4,239		-
Issuance of common stock	4,782	-	-	-	4,782
Stock repurchases	(7,384)	-	-	-	(7,384)
Debt issuance costs	(3,058)	-	-	-	(3,058)

Net cash provided by (used in) financing activities	(44,697)	(1,970,407)	(214,927)	-	(2,230,031)

Effect of exchange rate changes on cash and equivalents	-	-	337	-	337

Net increase (decrease) in cash and equivalents	-	213,484	(10,514)	-	202,970
Cash and equivalents at beginning of year	-	1,288,200	367,064	-	1,655,264

Cash and equivalents at end of year	$-	$1,501,684	$356,550	$-	$1,858,234

PULTEGROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the year ended December 31, 2008

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$(125,416)	$1,121,263	$224,545	$-	$1,220,392

Distributions from unconsolidated entities	-	6,777	-	-	6,777
Investments in unconsolidated entities	-	(54,619)	-	-	(54,619)
Net change in loans held for investment	-	-	5,462	-	5,462
Proceeds from the sale of fixed assets	-	5,304	10	-	5,314
Capital expenditures	-	(16,404)	(2,474)	-	(18,878)

Net cash provided by (used in) investing activities	-	(58,942)	2,998	-	(55,944)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	-	-	(203,051)	-	(203,051)
Repayment of other borrowings	(313,384)	(3,696)	-	-	(317,080)
Intercompany activities, net	486,323	(485,836)	(487)	-	-
Dividends paid	(41,119)	-	-	-	(41,119)
Issuance of common stock	4,543	-	-	-	4,543
Stock repurchases	(5,260)	-	-	-	(5,260)
Debt issuance costs	(5,687)	-	-	-	(5,687)

Net cash provided by (used in) financing activities	125,416	(489,532)	(203,538)	-	(567,654)

Effect of exchange rate changes on cash and equivalents	-	-	(1,841)	-	(1,841)

Net increase in cash and equivalents	-	572,789	22,164	-	594,953
Cash and equivalents at beginning of year	-	715,411	344,900	-	1,060,311

Cash and equivalents at end of year	$-	$1,288,200	$367,064	$-	$1,655,264

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 10, 2011

PULTEGROUP, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2010
Homebuilding:
Revenues	$989,792	$1,269,735	$1,030,755	$1,157,345	$4,447,627
Cost of revenues (a)	(859,093)	(1,107,019)	(957,637)	(1,136,191)	$(4,059,940)
Income (loss) before income taxes (b)	(11,836)	11,799	(1,020,249)	(148,348)	(1,168,634)

Financial Services:
Revenues	$30,566	$36,163	$27,009	$27,925	$121,663
Income (loss) before income taxes	5,472	(8,585)	3,463	5,259	5,609

Other non-operating:
Income (loss) before income taxes	$(8,144)	$(8,940)	$(7,051)	$(47,386)	$(71,521)

Consolidated results:
Revenues	$1,020,358	$1,305,898	$1,057,764	$1,185,270	$4,569,290
Loss before income taxes	(14,508)	(5,726)	(1,023,837)	(190,475)	(1,234,546)
Income taxes (benefit)	(2,020)	(82,029)	(28,721)	(25,047)	(137,817)
Net income (loss)	$(12,488)	$76,303	$(995,116)	$(165,428)	$(1,096,729)

Per share data:
Basic:
Net income (loss)	$(0.03)	$0.20	$(2.63)	$(0.44)	$(2.90)
Weighted-average common shares outstanding	377,747	378,618	378,842	379,115	378,585
Assuming dilution:
Net income (loss)	$(0.03)	$0.20	$(2.63)	$(0.44)	$(2.90)
Adjusted weighted-average common shares and effect of dilutive securities	377,747	380,412	378,842	379,115	378,585

(a)	Cost of revenues includes land and community valuation adjustments of $4.5 million, $25.5 million, $57.5 million, and $82.2 million and net realizable value adjustments of $0.6 million, $(0.2) million, $0.6 million, and $38.1 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)	Income (loss) before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.5 million, $2.3 million, $1.1 million, and $1.6 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Income (loss) before income taxes also includes impairments of investments of unconsolidated joint ventures of $1.9 million for the 1st Quarter and goodwill impairments of $1.4 million and $654.9 million for the 2nd Quarter and 3rd Quarter, respectively. Income (loss) before income taxes also includes insurance-related charges of $10.0 million, $9.6 million, $272.2 million, and $(11.4) million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

PULTEGROUP, INC.

UNAUDITED QUARTERLY INFORMATION

(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2009
Homebuilding:
Revenues	$565,343	$657,882	$1,056,791	$1,686,573	$3,966,589
Cost of revenues (a)	898,842	736,255	1,092,748	1,757,799	4,485,644
Loss before income taxes (b)	(507,433)	(187,483)	(291,605)	(866,776)	(1,853,297)

Financial Services:
Revenues	$18,549	$20,698	$34,303	$44,250	$117,800
Loss before income taxes	(748)	(9,370)	(8,612)	(36,308)	(55,038)

Other non-operating:
Income (loss) before income taxes	$(4,065)	$9,924	$(58,502)	$(14,141)	$(66,784)

Consolidated results:
Revenues	$583,892	$678,580	$1,091,094	$1,730,823	$4,084,389
Loss before income taxes	(512,246)	(186,929)	(358,719)	(917,225)	(1,975,119)
Income taxes (benefit)	2,572	2,536	2,668	(800,328)	(792,552)
Net loss	$(514,818)	$(189,465)	$(361,387)	$(116,897)	$(1,182,567)

Per share data:
Basic:
Net loss	$(2.02)	$(0.74)	$(1.15)	$(0.31)	$(3.94)
Weighted-average common shares outstanding	254,578	254,764	312,996	376,894	300,179
Assuming dilution:
Net loss	$(2.02)	$(0.74)	$(1.15)	$(0.31)	$(3.94)
Adjusted weighted-average common shares and effect of dilutive securities	254,578	254,764	312,996	376,894	300,179

(a)	Cost of revenues includes land and community valuation adjustments of $358.6 million, $109.2 million, $132.6 million, and $150.8 million and net realizable value adjustments of $0.6 million, $7.3 million, $8.3 million, and $97.6 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)	Loss before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.6 million, $0.3 million, $17.2 million, and $36.1 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Loss before income taxes also includes impairments of investments of unconsolidated joint ventures of $50.4 million, $2.4 million, $5.8 million, and ($4.5) million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Additionally, a goodwill impairment of $563.0 million was recorded during the 4th Quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This Item is not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2010.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2010. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Internal Control Over Financial Reporting (continued)

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 10, 2011

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

This Item is not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders (“2011 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2011 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2011 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Business Practices Policy; Code of Ethics” and is incorporated herein by this reference.

Our code of ethics for principal officers, our business practices policy, our corporate governance guidelines and the charters of the Audit, Compensation and Management Development, and Nominating and Governance committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11. EXECUTIVE	COMPENSATION

Information required by this Item will be contained in the 2011 Proxy Statement under the captions “2010 Executive Compensation” and “2010 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item will be contained in the 2011 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2011 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2011 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

(3)	Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference:

Exhibit Number and Description

(2)	(a)	Agreement and Plan of Merger, dated as of April 7, 2009, by and among PulteGroup, Inc., Pi Nevada Building Company, and Centex Corporation (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 10, 2009)

(3)	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on April 8, 2009)

	(e)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated August 6, 2009 (Incorporated by reference to Exhibit 3(b) of our Registration Statement on Form 8-A, filed with the SEC on August 18, 2009)

(4)	(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

	(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

(10)	(a)	1994 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1994, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-98944)

	(b)	1995 Stock Incentive Plan for Key Employees (Incorporated by reference to our Proxy Statement dated March 31, 1995, and as Exhibit 4.1 of our Registration Statement on Form S-8, Registration No. 33-99218)

	(c)	1997 Stock Plan for Nonemployee Directors (Incorporated by reference to our Proxy Statement dated March 27, 1998, and as Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-52047)

	(d)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

	(e)	Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of PulteGroup, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

	(f)	Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on July 3, 2007)

	(g)	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 21, 2007, among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on November 27, 2007)

	(h)	Second Amendment to Third Amended and Restated Credit Agreement, dated as of February 15, 2008, among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on February 20, 2008)

	(i)	Third Amendment to the Third Amended and Restated Credit Agreement, dated as of November 21, 2008, among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on November 21, 2008)

	(j)	Schedule 1.1 (b) to Third Amended and Restated Credit Agreement, dated as of June 20, 2007, among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(d) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

	(k)	Facility Agreement dated as of June 23, 2009 among PulteGroup, Inc., Various Financial Institutions, and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 26, 2009)

	(l)	Waiver to Third Amended and Restated Credit Agreement dated November 3, 2009 among PulteGroup, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (Incorporated by reference to Exhibit 10(h) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

	(m)	Fourth Amendment and Waiver to Third Amended and Restated Credit Agreement, dated December 11, 2009 (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on December 14, 2009)

	(n)	Fifth Amendment to Third Amended and Restated Credit Agreement, dated December 21, 2010 (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K, filed with the SEC on December 23, 2010)

(10)	(o)	PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(p)	PulteGroup, Inc. 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

	(q)	Form of Restricted Stock Award agreement under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2006)

	(r)	Form of Restricted Stock Award agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by Reference to Exhibit 10(o) of our Annual Report on Form 10-K for the year ended December 31, 2008)

	(s)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

	(t)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

	(u)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(v)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(w)	Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(x)	Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

	(y)	PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated March 29, 2004 and as Exhibit 4.4 of our Registration Statement on Form S-8, No. 333-123223)

	(z)	PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

	(aa)	Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(ab)	Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(ac)	Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees ( Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(ad)	Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(ae)	Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(af)	Centex Corporation Amended and Restated 1987 Stock Option Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.4 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(10)	(ag)	Amended and Restated Centex Corporation 2001 Stock Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.2 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

	(ah)	Form of stock option agreement for the Amended and Restated Centex Corporation 2001 Stock Plan (Incorporated by reference to Exhibit 10.5 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

	(ai)	Centex Corporation 2003 Equity Incentive Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.1 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

	(aj)	Form of stock option agreement for the Centex Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

	(ak)	PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	(al)	PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

	(am)	Consulting Agreement, dated as of April 7, 2009, between PulteGroup, Inc. and Timothy R. Eller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on April 10, 2009)

	(an)	Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

	(ao)	Consulting Agreement dated as of February 11, 2010, between PulteGroup, Inc. and William J. Pulte (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on February 16, 2010)

	(ap)	Separation Agreement dated as of August 10, 2010, between PulteGroup, Inc. and Steven C. Petruska, (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 12, 2010)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2010 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PULTEGROUP, INC.

(Registrant)

February 10, 2011	By:	/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Dugas, Jr. Richard J. Dugas, Jr.	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	February 10, 2011

/s/ Roger A. Cregg Roger A. Cregg	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2011

/s/ Michael J. Schweninger	Vice President and Controller (Principal Accounting Officer)	February 10, 2011
Michael J. Schweninger

/s/ Brian P. Anderson	Member of Board of Directors	February 10, 2011
Brian P. Anderson

/s/ Timothy R. Eller	Member of Board of Directors	February 10, 2011
Timothy R. Eller

/s/ Cheryl W. Grisé	Member of Board of Directors	February 10, 2011
Cheryl W. Grisé

/s/ Debra J. Kelly-Ennis	Member of Board of Directors	February 10, 2011
Debra J. Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	February 10, 2011
David N. McCammon

/s/ Clint W. Murchison III	Member of Board of Directors	February 10, 2011
Clint W. Murchison III

/s/ Patrick J. O’Leary	Member of Board of Directors	February 10, 2011
Patrick J. O’Leary

/s/ James J. Postl	Member of Board of Directors	February 10, 2011
James J. Postl

/s/ Bernard W. Reznicek	Member of Board of Directors	February 10, 2011
Bernard W. Reznicek

/s/ Thomas M. Schoewe	Member of Board of Directors	February 10, 2011
Thomas M. Schoewe