Form 10-Q
period 2011-03-31
PULTEGROUP INC/MI/
filed 2011-04-28
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of common stock outstanding as of April 22, 2011: 382,811,979

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$1,292,949	$1,470,625
Restricted cash	133,404	24,601
Unfunded settlements	12,473	12,765
House and land inventory	4,767,216	4,781,813
Land held for sale	96,690	71,055
Land, not owned, under option agreements	43,271	50,781
Residential mortgage loans available-for-sale	143,846	176,164
Investments in unconsolidated entities	45,470	46,313
Goodwill	240,541	240,541
Intangible assets, net	172,173	175,448
Other assets	489,147	567,963
Income taxes receivable	79,449	81,307

	$7,516,629	$7,699,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $28,424 and $63,594 in 2011 and 2010, respectively	$206,067	$226,466
Customer deposits	66,422	51,727
Accrued and other liabilities	1,473,415	1,599,940
Income tax liabilities	289,605	294,408
Senior notes	3,380,980	3,391,668

Total liabilities	5,416,489	5,564,209
Shareholders’ equity	2,100,140	2,135,167

	$7,516,629	$7,699,376

Note: The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Homebuilding
Home sale revenues	$782,471	$976,806
Land sale revenues	1,296	12,986

	783,767	989,792
Financial Services	21,435	30,566

Total revenues	805,202	1,020,358

Homebuilding Cost of Revenues:
Home sale cost of revenues	685,030	850,095
Land sale cost of revenues	930	8,998

	685,960	859,093
Financial Services expenses	20,473	25,111
Selling, general, and administrative expenses	142,446	161,306
Other expense (income), net	3,910	(8,441)
Interest income	(1,437)	(2,779)
Interest expense	351	482
Equity in (earnings) loss from unconsolidated entities	(1,109)	94

Income (loss) before income taxes	(45,392)	(14,508)
Income tax expense (benefit)	(5,866)	(2,020)

Net income (loss)	$(39,526)	$(12,488)

Per share data:
Net loss:
Basic	$(0.10)	$(0.03)

Diluted	$(0.10)	$(0.03)

Cash dividends declared	$—	$—

Number of shares used in calculation:
Basic	379,544	377,747

Diluted	379,544	377,747

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated	Total Shareholders’
	Shares	$	Capital	(Loss)	Deficit)	Equity
Shareholders’ Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	910	9	(9)	—	—	—
Stock repurchases	(129)	(1)	(1,002)	—	34	(969)
Stock-based compensation	—	—	5,510	—	—	5,510
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(39,526)	(39,526)
Change in fair value of derivatives, net of tax	—	—	—	9	—	9
Foreign currency translation adjustments	—	—	—	(51)	—	(51)

Total comprehensive income (loss)	—	—	—	—	—	(39,568)

Shareholders’ Equity, March 31, 2011	382,809	$3,828	$2,977,418	$(1,561)	$(879,545)	$2,100,140

Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	835	8	8,081	—	—	8,089
Stock awards, net of cancellations	1,177	12	(12)	—	—	—
Stock repurchases	(155)	(2)	(1,194)	—	(501)	(1,697)
Stock-based compensation	—	—	8,109	—	—	8,109
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(12,488)	(12,488)
Change in fair value of derivatives, net of tax	—	—	—	84	—	84
Foreign currency translation adjustments	—	—	—	18	—	18

Total comprehensive income (loss)	—	—	—	—	—	(12,386)

Shareholders’ Equity, March 31, 2010	382,547	$3,825	$2,950,721	$(2,147)	$244,156	$3,196,555

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(39,526)	$(12,488)
Adjustments to reconcile net loss to net cash flows provided (used) by operating activities:
Write-down of land and deposits and pre-acquisition costs	726	5,644
Amortization and depreciation	8,970	12,886
Stock-based compensation expense	5,510	8,109
Equity in (earnings) loss from unconsolidated entities	(1,109)	94
Distributions of earnings from unconsolidated entities	411	—
Other, net	781	1,942
Increase (decrease) in cash due to:
Restricted cash	(108,803)	1,699
Inventories	(11,245)	(100,455)
Residential mortgage loans available-for-sale	32,292	8,135
Income taxes receivable	1,858	764,011
Other assets	78,747	66,864
Accounts payable, accrued and other liabilities	(122,825)	(99,073)
Income tax liabilities	(4,803)	20,199

Net cash provided by (used in) operating activities	(159,016)	677,567

Cash flows from investing activities:
Distributions from unconsolidated entities	1,021	2,842
Investments in unconsolidated entities	(1,968)	(1,217)
Net change in loans held for investment	255	563
Proceeds from the sale of fixed assets	2,441	476
Capital expenditures	(6,128)	(3,325)

Net cash provided by (used in) investing activities	(4,379)	(661)

Cash flows from financing activities:
Net repayments (borrowings) under Financial Services credit arrangements	—	40,250
Repayments of other borrowings	(13,312)	(130)
Issuance of common stock	—	8,089
Stock repurchases	(969)	(1,697)

Net cash provided by (used in) financing activities	(14,281)	46,512

Net increase (decrease) in cash and equivalents	(177,676)	723,418
Cash and equivalents at beginning of period	1,470,625	1,858,234

Cash and equivalents at end of period	$1,292,949	$2,581,652

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(23,833)	$(10,987)

Income taxes paid (refunded), net	$(2,922)	$(786,230)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation and significant accounting policies

Basis of presentation

PulteGroup, Inc. (“PulteGroup”) is a publicly-held holding company traded on the New York Stock Exchange under the ticker symbol “PHM”. The consolidated financial statements include the accounts of PulteGroup and all of its direct and indirect subsidiaries (collectively, the “Company”) and variable interest entities in which the Company is deemed to be the primary beneficiary. While the Company’s subsidiaries engage primarily in the homebuilding business, the Company also has mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following (000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Write-off of deposits and pre-acquisition costs	$623	$543
Lease exit and related costs (a)	(82)	1,355
Amortization of intangible assets	3,275	3,275
Customer deposit income	(717)	(672)
Miscellaneous expense (income), net	811	(12,942)

	$3,910	$(8,441)

(a)	Excludes lease exit and related costs classified within Financial Services expense.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Restricted cash

The Company maintains certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under certain cash-collateralized letter of credit agreements (see Note 10). The remaining balances relate to customer deposits on home sales which are temporarily restricted by regulatory requirements until title transfers to the homebuyer as well as certain other accounts with restrictions.

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

The following represents the Company’s notes receivable and related allowance for credit losses at March 31, 2011 and December 31, 2010 ($000’s omitted):

	March 31,	December 31,
	2011	2010
Notes receivable, gross	$72,655	$77,853
Allowance for credit losses	(21,062)	(20,877)

Notes receivable, net	$51,593	$56,976

The Company also records other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets in the Consolidated Balance Sheet. See Residential mortgage loans available-for-sale in Note 1 for discussion of the Company’s receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three months ended March 31, 2011 and 2010, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during the three months ended March 31, 2011 or 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Land, not owned, under option agreements

In the ordinary course of business, the Company enters into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, the Company generally provides a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), if the entity holding the land under option is a variable interest entity (“VIE”), the Company’s deposit represents a variable interest in that entity. If the Company is determined to be the primary beneficiary of the VIE, then the Company is required to consolidate the VIE.

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. Therefore, when the Company’s requests for financial information are denied, the Company is required to make certain assumptions about the assets, liabilities, and financing of such entities. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. Additionally, creditors of the VIE have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. The Company’s maximum exposure to loss related to these VIEs is generally limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either March 31, 2011 or December 31, 2010.

Additionally, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $43.3 million and $50.8 million at March 31, 2011 and December 31, 2010, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of March 31, 2011 and December 31, 2010 ($000’s omitted):

	March 31, 2011				December 31, 2010
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$36,651	$40,732	$32,188	(a)	$41,813	$51,773	$42,401	(a)
Unconsolidated VIEs	27,165	305,061	—		10,280	202,214	—
Other land option agreements	27,522	355,049	11,083	(b)	42,970	455,481	8,380	(b)

	$91,338	$700,842	$43,271		$95,063	$709,468	$50,781

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.
(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under either ASC 810 or ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $654.3 million at March 31, 2011 and $670.5 million at December 31, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability for each geographic market in which the Company operates and adjusts the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to the Company’s warranty liability were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Warranty liability, beginning of period	$80,195	$96,110
Warranty reserves provided	9,089	10,139
Payments	(14,007)	(18,110)
Other adjustments	(623)	628

Warranty liability, end of period	$74,654	$88,767

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At March 31, 2011 and December 31, 2010, residential mortgage loans available-for-sale had an aggregate fair value of $143.8 million and $176.2 million, respectively, and an aggregate outstanding principal balance of $139.5 million and $175.9 million, respectively. The net gain resulting from changes in fair value of these loans totaled $0.5 million for both the three months ended March 31, 2011 and 2010, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $12.8 million and $14.8 million during the three months ended March 31, 2011 and 2010, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.4 million and $0.5 million at March 31, 2011 and December 31, 2010, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $4.9 million and $6.7 million during the three months ended March 31, 2011 and 2010, respectively.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Derivative instruments and hedging activities

The Company is exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, the Company uses other derivative financial instruments to economically hedge the interest rate lock commitment. These financial instruments include forward contracts on mortgage-backed securities and whole loan investor commitments. The Company does not use any derivative financial instruments for trading purposes. The Company enters into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of the interest rate lock commitment and the other derivative financial instruments are recognized in current period earnings and the fair value is reflected in other assets or other liabilities. The gains and losses are included in Financial Services revenues.

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At March 31, 2011 and December 31, 2010, the Company had interest rate lock commitments in the amount of $139.6 million and $99.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Because the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At March 31, 2011, the Company had unexpired forward contracts and whole loan investor commitments of $217.7 million and $28.7 million, respectively, compared with cash forward contracts on mortgage-backed securities and whole loan investor commitments of $198.0 million and $59.0 million, respectively, at December 31, 2010.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. At March 31, 2011, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	March 31, 2011		December 31, 2010
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$4,072	$72	$2,756	$64
Forward contracts	332	1,014	4,217	673
Whole loan commitments	887	6	2,319	—

	$5,291	$1,092	$9,292	$737

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Goodwill

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

The Company recorded $1.5 billion of goodwill in connection with the merger with Centex Corporation (“Centex”), which was completed in August 2009. All goodwill associated with prior transactions has been previously written-off. Since the Centex merger, the Company has recorded impairments of the majority of the associated goodwill, most recently in the third quarter of 2010. These impairments have resulted from a variety of factors, including, among other things, deteriorations in market conditions, the Company’s operating results falling below previously forecasted levels, and a sustained decline in the Company’s market capitalization since the Centex merger.

If management’s expectations of future results and cash flows for any of its reporting units decrease, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased, which may result in an impairment of goodwill. Of the Company’s remaining goodwill of $240.5 million at March 31, 2011, $228.0 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

3.	Restructuring

The Company has taken a series of actions in recent years both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Employee severance benefits	$3,031	$3,393
Lease exit costs	(51)	786
Other	(3)	569

Total restructuring charges	$2,977	$4,748

Other than $0.5 million of total restructuring costs classified within Financial Services expenses as of March 31, 2011, employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net in the Consolidated Statements of Operations. The remaining liabilities for employee severance benefits and exited leases totaled $5.5 million and $37.9 million, respectively, at March 31, 2011 and $8.0 million and $41.7 million, respectively, at December 31, 2010. Substantially all of the employee severance benefits will be paid in 2011 while cash expenditures related to lease exit costs will be incurred over the remaining terms of the applicable leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	March 31,	December 31,
	2011	2010
Homes under construction	$1,304,000	$1,331,618
Land under development	2,566,290	2,541,829
Land held for future development	896,926	908,366

	$4,767,216	$4,781,813

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for the three months ended March 31, 2011 and 2010 included $0.1 million and $1.0 million, respectively, of capitalized interest related to land and community valuation adjustments. During the three months ended March 31, 2011 and 2010, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Interest in inventory, beginning of period	$323,379	$239,365
Interest capitalized	56,191	68,896
Interest expensed	(34,816)	(27,000)

Interest in inventory, end of period	$344,754	$281,261

Interest incurred*	$56,191	$68,896

*	Homebuilding interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.

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

The Company determines the fair value of a community’s inventory primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. The assumptions used in the discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions in the near term. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. The Company’s determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community’s fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community’s cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2011			2010
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	1	$0.5	$0.1	10	$7.2	$4.5

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs (continued)

Land and community valuation adjustments (continued)

The Company recorded these valuation adjustments in its Consolidated Statements of Operations within Homebuilding home sale cost of revenues. During the three months ended March 31, 2011, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for 11 communities. The discount rate used in the Company’s determination of fair value for the impaired community was 12%. During the three months ended March 31, 2011, the Company experienced relative stability in market conditions in accordance with its expectations, which resulted in total valuation adjustments significantly below those experienced in recent years. However, if conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. As a result of changing market conditions in the real estate industry, a portion of the Company’s land held for sale may be written down to net realizable value. There were no net realizable value adjustments during the three months ended March 31, 2011. During the three month period ended March 31, 2010, the Company recognized net realizable value adjustments of $0.6 million. The Company records these net realizable value adjustments in its Consolidated Statements of Operations within Homebuilding land sale cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	March 31,	December 31,
	2011	2010
Land held for sale, gross	$146,241	$124,919
Net realizable value reserves	(49,551)	(53,864)

Land held for sale, net	$96,690	$71,055

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in national and local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.6 million and $0.5 million during the three months ended March 31, 2011 and 2010, respectively. The Company records these write-offs of deposits and pre-acquisition costs in its Consolidated Statements of Operations within other expense (income), net.

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

Evaluation of segment performance is based on operating earnings from continuing operations before provision for income taxes which, for the Homebuilding segments, is defined as home sale revenues and land sale revenues less home sale cost of revenues, land cost of revenues, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, which are incurred by or allocated to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended March 31,
	2011	2010
Revenues:
East	$268,866	$361,219
Gulf Coast	247,930	254,807
Central	146,581	187,251
West	120,390	186,515

	783,767	989,792
Financial Services	21,435	30,566

Consolidated revenues	$805,202	$1,020,358

Income (loss) before income taxes:
East	$3,656	$14,589
Gulf Coast	3,977	(3,398)
Central	(12,315)	(436)
West	2,092	10,548
Other homebuilding (a)	(38,204)	(33,139)

	(40,794)	(11,836)
Financial Services (b)	973	5,472
Other non-operating (c)	(5,571)	(8,144)

Consolidated income (loss) before income taxes	$(45,392)	$(14,508)

(a)	Other homebuilding includes the amortization of intangible assets, goodwill impairment, and amortization of capitalized interest.
(b)	Financial Services income before income taxes includes interest expense of $0.5 million for the three months ended March 31, 2010. There was no interest expense for the three months ended March 31, 2011. Financial Services income before income taxes includes interest income of $1.0 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended March 31,
	2011	2010
Land and community valuation adjustments:
East	$41	$—
Gulf Coast	—	2,751
Central	—	304
West	—	463
Other homebuilding (a)	62	1,019

	$103	$4,537

Net realizable value adjustments - land held for sale:
East	$—	$—
Gulf Coast	—	505
Central	—	—
West	—	59

	$—	$564

Write-off of deposits and pre-acquisition costs (b):
East	$468	$37
Gulf Coast	13	474
Central	60	20
West	82	12

	$623	$543

Impairments of investments in unconsolidated joint ventures:
East	$—	$—
Gulf Coast	—	—
Central	—	—
West	—	1,908

	$—	$1,908

Total valuation adjustments and write-offs	$726	$7,552

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.
(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	March 31, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$435,287	$820,243	$252,961	$1,508,491	$1,712,732
Gulf Coast	305,776	580,022	226,043	1,111,841	1,258,532
Central	291,475	584,501	118,202	994,178	1,054,808
West	224,586	361,810	219,625	806,021	912,850
Other homebuilding (a)	46,876	219,714	80,095	346,685	759,399

	1,304,000	2,566,290	896,926	4,767,216	5,698,321
Financial Services	—	—	—	—	176,714
Other non-operating (b)	—	—	—	—	1,641,594

	$1,304,000	$2,566,290	$896,926	$4,767,216	$7,516,629

	December 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$455,637	$792,586	$262,653	$1,510,876	$1,712,250
Gulf Coast	313,734	564,396	239,950	1,118,080	1,303,749
Central	302,456	592,049	120,566	1,015,071	1,067,917
West	215,971	387,661	208,542	812,174	915,519
Other homebuilding (a)	43,820	205,137	76,655	325,612	743,016

	1,331,618	2,541,829	908,366	4,781,813	5,742,451
Financial Services	—	—	—	—	222,989
Other non-operating (b)	—	—	—	—	1,733,936

	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

(a)	Other homebuilding primarily includes operations in Puerto Rico, certain wind down operations, capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the United States and Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	March 31, 2011	December 31, 2010
Investments in joint ventures with limited recourse guaranties	$91	$122
Investments in joint ventures with debt non-recourse to PulteGroup	11,496	11,486
Investments in other joint ventures	33,883	34,705

Total investments in unconsolidated entities	$45,470	$46,313

Total joint venture debt	$14,285	$15,467
PulteGroup’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,448	$1,444
Joint venture debt non-recourse to PulteGroup	3,099	3,696

PulteGroup’s total proportionate share of joint venture debt	$4,547	$5,140

The Company recognized income from its unconsolidated joint ventures of $1.1 million during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company recognized a loss of $0.1 million, which included impairments totaling $1.9 million. During the three months ended March 31, 2011 and 2010, the Company made capital contributions of $2.0 million and $1.2 million, respectively, to its joint ventures and received capital and earnings distributions of $1.4 million and $2.8 million, respectively, from its joint ventures.

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

A terminated joint venture financing agreement required the Company and other members of one joint venture to guaranty for the benefit of the lender the completion of the project if the joint venture did not perform the required development and an increment of interest in certain circumstances. This joint venture defaulted under its debt agreement, and the lender foreclosed on the joint venture’s property that served as collateral. During 2008, the lender also filed suit against the majority of the members of the joint venture, including the Company, in an effort to enforce the completion guaranty. In March 2011, the parties to this litigation executed a settlement agreement, and the Company paid its proportionate share of such settlement, which did not have a material impact on the Company’s financial position, results of operations, or cash flows.

Additionally, the Company has agreed to indemnify the lenders for a joint venture with limited recourse guaranties for certain environmental contingencies, and the guaranty arrangements provide that the Company is responsible for its proportionate share of the outstanding debt if the joint venture voluntarily files for bankruptcy. The Company would not be responsible under these guaranties unless the joint venture was unable to meet its contractual borrowing obligations or in instances of fraud, misrepresentation, or other bad faith actions by the Company. To date, the Company has not been requested to perform under the bankruptcy or environmental guaranties described above.

In addition to the joint ventures with limited recourse guaranties, the Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in the final stages of liquidation. The Company does not have any significant financing exposures related to these entities.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there have been no repurchases under these programs since 2006. The Company had remaining authorization to purchase $102.3 million of common stock at March 31, 2011.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2011 and 2010, the Company repurchased $1.0 million and $1.7 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	March 31, 2011	December 31, 2010
Foreign currency translation adjustments:
Mexico	$—	$51
Fair value of derivatives, net of income taxes of $2,086 in 2011 and 2010	(1,561)	(1,570)

	$(1,561)	$(1,519)

8.	Income taxes

The Company’s income tax benefit for the three months ended March 31, 2011 and 2010 was $5.9 million and $2.0 million, respectively. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2011 and 2010 are not meaningful as the income tax benefit is not directly correlated to the amount of pretax loss. The income tax benefits for the three months ended March 31, 2011 and 2010 resulted primarily from the favorable resolution of certain income tax matters.

The Company had income taxes receivable of $79.4 million and $81.3 million at March 31, 2011 and December 31, 2010, respectively. Income taxes receivable at March 31, 2011 and December 31, 2010 generally relate to outstanding federal and state tax refunds from amended returns and net operating loss carrybacks.

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At March 31, 2011 and December 31, 2010, the Company had net deferred tax assets of $2.6 billion, which were offset entirely by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the estimated and actual results could have a material impact on the Company’s consolidated results of operations or financial position. To the extent that the Company’s results of operations improve, the deferred tax asset valuation allowance may be reduced, which would result in a non-cash tax benefit.

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership net operating losses and built-in losses or deductions will be limited under Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $67.4 million per year for net operating losses, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards, built-in losses, and certain deductions not being available for use by the Company.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.	Income taxes (continued)

At March 31, 2011, the Company had $248.6 million of gross unrecognized tax benefits and $47.9 million of accrued penalties and interest. The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $104.7 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statutes of limitations for the Company’s major tax jurisdictions remain open for examination for tax years 1998-2011.

9.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	March 31, 2011	December 31, 2010
Residential mortgage loans available-for-sale	Level 2	$143,846	$176,164
Whole loan commitments	Level 2	881	2,319
Interest rate lock commitments	Level 2	4,000	2,692
Forward contracts	Level 2	(682)	3,544

See Note 1 of these Consolidated Financial Statements regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

		Fair Value
	Fair Value Hierarchy	March 31, 2011	December 31, 2010
Loans held for investment	Level 2	$2,170	$3,002
House and land inventory	Level 3	483	70,862

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. The Company measured certain of its loans held for investment at fair value because the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For house and land inventory, see Note 4 of these Consolidated Financial Statements for a more detailed discussion of the valuation method used.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Fair value disclosures (continued)

The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. At March 31, 2011, the fair value of the senior notes outstanding approximated $3.3 billion. The carrying values of the senior notes are presented in Note 10. The carrying value of collateralized short-term debt approximates fair value.

10.	Debt and other financing arrangements

The Company’s senior notes are summarized as follows:

	March 31, 2011	December 31, 2010
8.125% unsecured senior notes due February 2011 (a)	$—	$13,900
5.45% unsecured senior notes due August 2012 (b)	104,650	104,823
6.25% unsecured senior notes due February 2013 (b)	62,632	62,617
5.125% unsecured senior notes due October 2013 (b)	160,663	160,212
5.25% unsecured senior notes due January 2014 (b)	335,854	335,848
5.70% unsecured senior notes due May 2014 (b)	309,761	309,048
5.20% unsecured senior notes due January 2015 (b)	244,850	244,839
5.25% unsecured senior notes due June 2015 (b)	399,201	397,700
6.50% unsecured senior notes due May 2016 (b)	467,268	466,644
7.625% unsecured senior notes due September 2017 (a)	149,292	149,265
7.875% unsecured senior notes due May 2032 (b)	299,076	299,065
6.375% unsecured senior notes due May 2033 (b)	398,363	398,344
6.00% unsecured senior notes due January 2035 (b)	299,370	299,363
7.375% unsecured senior notes due June 2046 (c)	150,000	150,000

Total senior notes - carrying value (d)	$3,380,980	$3,391,668

Estimated fair value	$3,279,168	$3,227,404

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	Callable at par on or after June 1, 2011, guaranteed on a senior basis by certain wholly-owned subsidiaries
(d)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes

Letter of credit facilities

As a cost-saving measure and to provide increased operational flexibility, the Company voluntarily terminated its $250.0 million unsecured revolving credit facility effective March 30, 2011. The credit facility was scheduled to expire in June 2012, had no borrowings outstanding, and was being used solely to issue letters of credit ($221.6 million outstanding at December 31, 2010). The Company did not pay any penalties as a result of the termination. The termination of the facility also:

•	released the $250.0 million of cash required by the credit facility to be maintained in liquidity reserve accounts;

•	released the Company from the credit facility’s covenant requirements, which included, among other things, a maximum debt to tangible capital ratio and a tangible net worth minimum; and

•

resulted in expense of $1.3 million related to the write-off of unamortized issuance costs, which is included in the Consolidated Statements of Operations within selling, general and administrative expenses.

In connection with the termination of the credit facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of different financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $109.7 million was outstanding at March 31, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash on the Consolidated Balance Sheet.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

10.	Debt and other financing arrangements (continued)

The Company also maintains an unsecured letter of credit facility with Deutsche Bank AG, New York Branch that expires in June 2014 and permits the issuance of up to $200.0 million of letters of credit by the Company. At March 31, 2011 and December 31, 2010, $153.0 million and $167.2 million, respectively, of letters of credit were outstanding under this facility.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales utilizing its own funds and borrowings made available pursuant to certain repurchase agreements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given the Company’s strong liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources.

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

	Three Months Ended March 31,
	2011	2010
Liabilities, beginning of period	$93,057	$105,914
Provision for losses	—	(354)
Settlements	(10,597)	(11,472)

Liabilities, end of period	$82,460	$94,088

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At March 31, 2011 and December 31, 2010, the Company had recorded $43.6 million and $73.3 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2011, the Company voluntarily repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $27.5 million in order to improve the future financial performance of the related communities. The discount of $5.3 million will be recognized as a reduction of cost of revenues over the lives of the applicable communities, which extend for several years.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At March 31, 2011 and December 31, 2010 the Company had outstanding letters of credit and surety bonds totaling $1.6 billion and $1.7 billion, respectively.

In addition, the Company was previously subject to $817.4 million of surety bonds related to certain construction obligations of Centex’s previous commercial construction business, which was sold by Centex on March 30, 2007. The Company estimated that less than $85.0 million of work remained to be performed on these commercial construction projects as of December 31, 2010. The purchaser of the Centex commercial construction business had previously indemnified the Company against potential losses relating to such surety bond obligations, and the Company had purchased for its benefit a back-up indemnity provided by a financial institution as additional security. During 2011, the Company restructured this arrangement such that the Company is no longer directly subject to the surety bonds and is only contingently liable in the event of non-performance by the purchaser of the Centex commercial construction business and its parent company as well as exhaustion of a letter of credit in excess of the estimated amount of work remaining posted by the purchaser with the surety. Accordingly, the Company terminated the back-up indemnity as it believes the risk of this exposure becoming a cash obligation to the Company is not significant.

Litigation

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

The Company generally reserves for costs associated with insurance claims and their related lawsuits (including expected legal fees) based on an actuarial analysis of the Company’s historical claims. The actuarial analysis includes an estimate of claims incurred but not reported. These estimates make up a significant portion of the Company’s estimates and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. The actuarial analyses of the reserves also consider historical third party recovery rates. As a result of the inherent uncertainty related to each of these factors, actual costs could differ significantly from estimated costs.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. The recorded reserves include an actuarial assessment of incurred but not reported claims, which represent the majority of the total reserves. Changes in the number and timing of reported claims and the estimates of specific claim values will significantly impact estimates of future reserves, which are reflected by the incurred but not reported reserve. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$813,841	$566,693
Reserves provided	14,924	16,313
Payments	(24,699)	(13,340)

Balance, end of period	$804,066	$569,666

The Company’s insurance-related expenses as reflected in the above table are reflected in the Consolidated Statements of Operations within selling, general, and administrative expenses. The Company has experienced a high level of insurance-related expenses in recent years, primarily due to the adverse development of construction defect claims, the frequency and severity of which have increased significantly over historical levels. The higher reserve balance at March 31, 2011 compared with March 31, 2010 resulted from recording additional expense to insurance reserves in the third quarter of 2010 when the Company experienced a greater than anticipated frequency of newly reported claims and an increase in specific case reserves related to known claims for homes closed in prior periods, including several large claims.

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

CONDENSED CONSOLIDATING BALANCE SHEET

March 31, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$92,582	$858,726	$341,641	$—	$1,292,949
Restricted cash	109,667	4,595	19,142	—	133,404
Unfunded settlements	—	17,275	(4,802)	—	12,473
House and land inventory	—	4,763,084	4,132	—	4,767,216
Land held for sale	—	96,690	—	—	96,690
Land, not owned, under option agreements	—	43,271	—	—	43,271
Residential mortgage loans available-for-sale	—	—	143,846	—	143,846
Securities purchased under agreements to resell	35,501	—	(35,501)		—
Investments in unconsolidated entities	1,523	41,357	2,590	—	45,470
Goodwill	—	240,541	—	—	240,541
Intangible assets, net	—	172,173	—	—	172,173
Other assets	22,059	432,104	34,984	—	489,147
Income taxes receivable	79,449	—	—	—	79,449
Deferred income tax assets	(34,620)	27	34,593	—	—
Investments in subsidiaries and intercompany accounts, net	5,562,123	6,047,433	6,218,542	(17,828,098)	—

	$5,868,284	$12,717,276	$6,759,167	$(17,828,098)	$7,516,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$97,559	$1,049,090	$599,255	$—	$1,745,904
Income tax liabilities	289,605	—	—	—	289,605
Senior notes	3,380,980	—	—	—	3,380,980

Total liabilities	3,768,144	1,049,090	599,255	—	5,416,489
Total shareholders’ equity	2,100,140	11,668,186	6,159,912	(17,828,098)	2,100,140

	$5,868,284	$12,717,276	$6,759,167	$(17,828,098)	$7,516,629

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$10,000	$1,089,439	$371,186	$—	$1,470,625
Restricted cash	—	3,927	20,674	—	24,601
Unfunded settlements	—	17,184	(4,419)	—	12,765
House and land inventory	—	4,777,681	4,132	—	4,781,813
Land held for sale	—	71,055	—	—	71,055
Land, not owned, under option agreements	—	50,781	—	—	50,781
Residential mortgage loans available-for-sale	—	—	176,164	—	176,164
Securities purchased under agreements to resell	74,500	—	(74,500)
Investments in unconsolidated entities	1,523	42,261	2,529	—	46,313
Goodwill	—	240,541	—	—	240,541
Intangible assets, net	—	175,448	—	—	175,448
Other assets	24,476	499,075	44,412	—	567,963
Income taxes receivable	81,307	—	—	—	81,307
Deferred income tax assets	(34,192)	27	34,165	—	—
Investments in subsidiaries and intercompany accounts, net	5,749,695	5,783,384	6,265,591	(17,798,670)	—

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$86,066	$1,166,805	$625,262	$—	$1,878,133
Income tax liabilities	294,408	—	—	—	294,408
Senior notes	3,391,668	—	—	—	3,391,668

Total liabilities	3,772,142	1,166,805	625,262	—	5,564,209
Total shareholders’ equity	2,135,167	11,583,998	6,214,672	(17,798,670)	2,135,167

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$782,471	$—	$—	$782,471
Land sale revenues	—	1,296	—	—	1,296

	—	783,767	—	—	783,767
Financial Services	—	283	21,152	—	21,435

	—	784,050	21,152	—	805,202

Homebuilding Cost of Revenues
Home sale cost of revenues	—	685,030	—	—	685,030
Land sale cost of revenues	—	930	—	—	930

	—	685,960	—	—	685,960
Financial Services expenses	145	146	20,182	—	20,473
Selling, general, and administrative expenses	10,993	129,293	2,160	—	142,446
Other expense (income), net	41	4,743	(874)	—	3,910
Interest income	—	(1,327)	(110)	—	(1,437)
Interest expense	351	—	—	—	351
Intercompany interest	10,712	(8,644)	(2,068)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(1,049)	(60)	—	(1,109)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(22,242)	(25,072)	1,922	—	(45,392)
Income tax expense (benefit)	(707)	(5,801)	642	—	(5,866)

Income (loss) before equity in income (loss) of subsidiaries	(21,535)	(19,271)	1,280	—	(39,526)
Equity in income (loss) of subsidiaries	(17,991)	1,560	(67,311)	83,742	—

Net income (loss)	$(39,526)	$(17,711)	$(66,031)	$83,742	$(39,526)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended March 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$976,806	$—	$—	$976,806
Land sale revenues	—	12,986	—	—	12,986

	—	989,792	—	—	989,792
Financial Services	—	922	29,644	—	30,566

	—	990,714	29,644	—	1,020,358

Homebuilding Cost of Revenues
Home sale cost of revenues	—	850,095	—	—	850,095
Land sale cost of revenues	—	8,998	—	—	8,998

	—	859,093	—	—	859,093
Financial Services expenses	183	753	24,175	—	25,111
Selling, general, and administrative expenses	17,981	132,289	11,036	—	161,306
Other expense (income), net	(9)	(6,111)	(2,321)	—	(8,441)
Interest income	—	(936)	(1,843)	—	(2,779)
Interest expense	482	—	—	—	482
Intercompany interest	41,040	(41,040)	—	—	—
Equity in (earnings) loss of unconsolidated entities	(6)	366	(266)	—	94

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(59,671)	46,300	(1,137)	—	(14,508)
Income tax expense (benefit)	(10,139)	9,071	(952)	—	(2,020)

Income (loss) before equity in income (loss) of subsidiaries	(49,532)	37,229	(185)	—	(12,488)
Equity in income (loss) of subsidiaries	37,044	6,948	36,615	(80,607)	—

Net income (loss)	$(12,488)	$44,177	$36,430	$(80,607)	$(12,488)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$(105,125)	$(73,478)	$19,587	$—	$(159,016)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,021	—	—	1,021
Investments in unconsolidated entities	—	(1,968)	—	—	(1,968)
Net change in loans held for investment	—	—	255	—	255
Proceeds from the sale of fixed assets	—	2,441	—	—	2,441
Capital expenditures	—	(5,097)	(1,031)	—	(6,128)

Net cash provided by (used in) investing activities	—	(3,603)	(776)	—	(4,379)

Cash flows from financing activities:
Repayments of other borrowings	(13,902)	590	—	—	(13,312)
Intercompany activities, net	202,578	(154,222)	(48,356)	—	—
Stock repurchases	(969)	—	—	—	(969)

Net cash provided by (used in) financing activities	187,707	(153,632)	(48,356)	—	(14,281)

Net increase (decrease) in cash and equivalents	82,582	(230,713)	(29,545)	—	(177,676)
Cash and equivalents at beginning of period	10,000	1,089,439	371,186	—	1,470,625

Cash and equivalents at end of period	$92,582	$858,726	$341,641	$—	$1,292,949

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the three months ended March 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$737,184	$(45,562)	$(14,055)	$—	$677,567

Cash flows from investing activities:
Distributions from unconsolidated entities	—	2,842	—	—	2,842
Investments in unconsolidated entities	—	(1,217)	—	—	(1,217)
Net change in loans held for investment	—	—	563	—	563
Proceeds from the sale of fixed assets	—	476	—	—	476
Capital expenditures	—	(2,787)	(538)	—	(3,325)

Net cash provided by (used in) investing activities	—	(686)	25	—	(661)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	40,250	—	40,250
Repayment of other borrowings	—	(130)	—	—	(130)
Intercompany activities, net	(743,576)	757,678	(14,102)	—	—
Issuance of common stock	8,089	—	—	—	8,089
Stock repurchases	(1,697)	—	—	—	(1,697)

Net cash provided by (used in) financing activities	(737,184)	757,548	26,148	—	46,512

Net increase (decrease) in cash and equivalents	—	711,300	12,118	—	723,418
Cash and equivalents at beginning of period	—	1,501,684	356,550	—	1,858,234

Cash and equivalents at end of period	$—	$2,212,984	$368,668	$—	$2,581,652

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, large supplies of housing inventories, and related pricing pressures, among other factors. When combined with the significant foreclosure activity, more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy in recent periods, these conditions have contributed to weakened demand for new homes, slower sales, higher cancellation rates, and increased price discounts and sales incentives to attract homebuyers. As a result, we have experienced a net loss in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments.

The U.S. housing market and broader economy remain in a period of uncertainty. While we are beginning to see signs of stabilization in certain of our local markets, homebuilding industry volumes remain at near historically low levels. We are encouraged by our net new order levels for the first quarter of 2011, which exceeded our expectations. The more stable environment in the homebuilding industry in recent months resulted in a significant reduction in the level of land-related charges recorded during the first quarter of 2011 compared with recent periods. We also believe that our strategic merger with Centex (completed in August 2009) positions us well for an eventual recovery in the homebuilding industry. However, significant short-term uncertainty remains such that we are not anticipating a broad recovery in homebuilding during 2011. Factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

•	High levels of unemployment, which are generally not expected to recede to historical levels during 2011, and associated low levels of consumer confidence;

•	Continued high levels of foreclosure activity;

•

Potentially higher mortgage interest rates, which might result from a variety of macroeconomic factors, as the historically low rates prevailing in recent periods are not believed to be sustainable for the long-term;

•	Increased costs and standards related to FHA loans, which continue to be a significant source of customer financing;

•	The overall impact of the federal government’s intervention in the U.S. economy; and

•

Potential impacts of reforms to the overall U.S. financial services and mortgage industries that may have an adverse impact on the ability of our customers to finance their home purchases or on our access to the capital markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into law on July 21, 2010, potential reform of the mortgage interest deduction and the potential re-privatization of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac.

We believe that improved employment levels and consumer confidence are necessary to unleash the pent-up demand that has built up in recent years. Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term while also positioning ourselves to capitalize upon growth when industry conditions improve. While we are purchasing select land positions where it makes strategic and economic sense to do so, our preferred profile for such investments generally consists of developed lots, frequently under rolling lot option contracts, that are cash flow positive early in the project cycle and accretive to earnings. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities.

While signs of improvement for the overall U.S. economy, employment, and consumer confidence provide reasons for some level of optimism, our outlook is tempered for 2011 as the timing of a sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that builders with strong land positions, broad geographic and product diversity, and access to lower-cost capital will benefit as market conditions recover. In the short-term, conditions will remain challenging, and certain of our local markets may continue to experience volatility. We believe that improved gross margins combined with higher volumes and greater overhead leverage should lead to profitability in the second half of 2011. However, given the continued weakness in new home sales, visibility as to future earnings performance is limited. Our evaluations for land-related charges recorded to date were based on our best estimates of the future cash flows for our communities. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets, including additional projects, for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)

The following is a summary of our operating results by line of business for the three months ended March 31, 2011 and 2010 ($000’s omitted, except per share data):

	Three Months Ended March 31,
	2011	2010
Income (loss) before income taxes:
Homebuilding	$(40,794)	$(11,836)
Financial Services	973	5,472
Other non-operating	(5,571)	(8,144)

Income (loss) before income taxes	(45,392)	(14,508)
Income tax expense (benefit)	(5,866)	(2,020)

Net income (loss)	$(39,526)	$(12,488)

Per share data - assuming dilution:
Net income (loss)	$(0.10)	$(0.03)

The following is a comparison of our loss before income taxes for 2011 and 2010:

•

Homebuilding continued to experience declining revenues and challenged gross margins. The revenue decline for 2011 is due in part to the impact of a federal homebuyer tax credit that existed during 2010 as well as a lower active community count in 2011. The lower volume was partially offset by lower selling, general and administrative expenses.

•	Financial Services remained profitable, though at a decreased level compared with 2010 due to lower loan origination volumes resulting from the lower Homebuilding volumes.

•	Our Other non-operating loss improved compared with the prior year period primarily due to reduced compensation costs partially offset by lower interest income.

Homebuilding Operations – Summary

The following table presents a summary of pre-tax loss and unit information for our Homebuilding operations for the three months ended March 31, 2011 and 2010 ($000’s omitted):

	Three Months Ended March 31,
	2011	2010
Home sale revenues	$782,471	$976,806
Land sale revenues	1,296	12,986

Total Homebuilding revenues	783,767	989,792
Home sale cost of revenues (a)	(685,030)	(850,095)
Land sale cost of revenues (b)	(930)	(8,998)
Selling, general, and administrative expenses (“SG&A”)	(135,830)	(150,865)
Equity in (earnings) loss from unconsolidated entities (c)	1,098	(111)
Other income (expense), net (d)	(3,869)	8,441

Income (loss) before income taxes	$(40,794)	$(11,836)

Gross margin from home sales	12.5%	13.0%
SG&A as a % of home sale revenues	17.4%	15.4%
Active communities at March 31	800	842
Unit settlements	3,141	3,795
Average selling price	$249	$257
Net new orders (e):
Units	4,345	4,320
Dollars (f)	$1,094,000	$1,091,000
Backlog at March 31 (e):
Units	5,188	6,456
Dollars	$1,368,000	$1,691,000

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $0.1 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $0.6 million for the three months ended March 31, 2010.
(c)	Includes impairments of our investments in unconsolidated joint ventures of $1.9 million for the three months ended March 31, 2010.
(d)	Includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $0.6 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.
(e)	During the three months ended March 31, 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. This change resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010. We reversed this methodology in the fourth quarter of 2010 as the revised process was not providing a significant benefit for either our operations or our customers.
(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Homebuilding Operations – Summary (continued)

The 20% decrease in home sale revenues for the three months ended March 31, 2011 compared with the prior year period was attributable to a 17% decrease in unit settlements combined with a 3% decrease in the average selling price. The decline in unit settlements occurred in each of our Homebuilding segments and resulted primarily from the ongoing housing challenges in the U.S. Additionally, a federal homebuyer tax credit existed during 2010 for orders under contract by April 30 and closed by September 30. This tax credit favorably impacted unit settlements during the first half of 2010, in part by pulling forward customer demand. The 5% decrease in our active communities also contributed to the lower unit settlements. Average selling prices decreased in each of our Homebuilding segments during the three months ended March 31, 2011 compared with the prior year period. This decrease in average selling price reflects a combination of factors but was primarily attributable to shifts in the product and geographic mix of homes closed during the period along with adjusting the product offering in certain communities to better align with current market conditions.

Home sale gross margins were 12.5% for the three months ended March 31, 2011 compared with 13.0% for the same period in the prior year. The lower gross profit margins during 2011 resulted primarily from increased amortization of capitalized interest relative to sales due to the incremental debt assumed with the Centex merger. Gross margins during 2011 benefited from lower land and community valuation adjustments of $0.1 million compared with $4.5 million during 2010. Excluding the impact of land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, home sale gross margins were 16.9% for the three months ended March 31, 2011 compared to 16.3% for the prior year period. This improvement in gross margin reflects a combination of factors, including shifts in the product and geographic mix of homes closed during the year, better alignment of our product offering with current market conditions, and our various initiatives to reduce the construction cost of our homes. (See the Non-GAAP Financial Measure section for reconciliation of home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, to home sale gross profit margins).

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had positive margin contributions of $0.4 million during the three months ended March 31, 2011, compared with positive margin contributions of $4.0 million during the three months ended March 31, 2010. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.6 million during the three months ended March 31, 2010.

Selling, general, and administrative expense as a percentage of home sale revenues was 17.4% for the three months ended March 31, 2011 compared with 15.4% for the same period in the prior year. While the gross dollar amount of our overall selling, general and administrative costs decreased 10% from the prior year period, it was not enough to compensate for the 20% decline in home sale revenues. Accordingly, our overhead leverage deteriorated. Overall, we have achieved significant reductions in overhead costs in recent years. However, our overhead leverage remains high relative to our sales volumes. In order to further reduce overhead cost and drive greater leverage, we reconfigured our organization during the fourth quarter of 2010, reducing the number of operating areas from six to four and consolidating certain divisions. Along with these changes in our field operations, we also further reduced corporate and support staffing across a number of functions to further consolidate and streamline our operating processes. We expect that these changes in our operating structure along with the completion of our integration activities related to the Centex merger will significantly reduce our selling, general, and administrative costs in 2011.

Equity in earnings (loss) from unconsolidated entities was $1.1 million for the three months ended March 31, 2011, and $(0.1) million in the three months ended March 31, 2010. The equity in earnings (loss) experienced during the three months ended March 31, 2010 included impairments related to investments in unconsolidated joint ventures totaling $1.9 million.

Other income (expense), net totaled expense of $3.9 million for the three months ended March 31, 2011 and income of $8.4 million for the three months ended March 31, 2010. This change is due primarily to the favorable resolution of certain contingencies related to old communities in the first quarter of 2010 and unfavorable developments related to certain legal contingencies during the first quarter of 2011. Other income (expense), net also includes the write-off (recovery) of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital and totaled $0.6 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

Homebuilding Operations – Summary (continued)

For the three months ended March 31, 2011, net new order units increased 1% compared with the same period in 2010. After adjusting for the change in policy referenced above in footnote (e) to the summary of pre-tax loss and unit information for our Homebuilding Operations for the three months ended March 31, 2011 and 2010, net new order units declined by 9%. We are encouraged by our net new order levels for the first quarter of 2011, which exceeded our expectations in light of the expiration of the federal homebuyer tax credit during 2010 and the reduced number of active communities. At March 31, 2011 we had 800 active communities, a decrease of 5% from March 31, 2010. The dollar value of net new orders was essentially flat for the three months ended March 31, 2011 compared with the same period in 2010, but declined by 9% after adjusting for the policy change described above. The cancellation rate (cancelled orders for the period divided by gross new orders for the period) for the first quarter of 2011 was 16% compared with 18% for the same period in 2010. Ending backlog, which represents orders for homes that have not yet closed, was 5,188 units with a dollar value of $1.4 billion at March 31, 2011. The 20% decrease in units in backlog compared with March 31, 2010 resulted from the overall decline in volumes in recent quarters.

We had 6,191 and 6,284 homes in production at March 31, 2011 and December 31, 2010, respectively, excluding 1,424 and 1,452 model homes, respectively. Included in our total homes in production were 2,943 and 3,494 homes that were unsold to customers (“spec homes”) at March 31, 2011 and December 31, 2010, respectively, of which 1,539 and 1,856 homes, respectively, were completed (“final specs”).

At March 31, 2011 and December 31, 2010, our Homebuilding operations controlled 144,329 and 147,194 lots, respectively. Of these controlled lots, 129,484 and 131,964 lots were owned and 10,614 and 10,082 lots were under option agreements approved for purchase at March 31, 2011 and December 31, 2010, respectively. In addition, there were 4,231 lots and 5,148 lots under option agreements pending approval at March 31, 2011 and December 31, 2010, respectively. While we are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the three months ended March 31, 2011.

The total purchase price related to land under option for use by our Homebuilding operations at future dates totaled $700.8 million at March 31, 2011. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $91.3 million, of which $4.2 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Non-GAAP Financial Measures

This report contains information about our home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, which is considered a non-GAAP financial measure under the SEC’s rules and should be considered in addition to, rather than as a substitute for, home sale gross margin (which we define as home sale revenues less home cost of revenues) as a measure of our operating performance. Management and our local divisions use this measure in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe it is a relevant and useful measure to investors for evaluating our performance through gross profit generated on homes delivered during a given period and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments thereto before comparing our measures to that of such other companies.

The following table sets forth a reconciliation of this non-GAAP financial measure to home sale gross margin, a GAAP financial measure, which management believes to be the GAAP financial measure most directly comparable to this non-GAAP financial measure ($000’s omitted):

	Three Months Ended March 31,
	2011	2010
Home sale revenues	$782,471	$976,806
Home sale cost of revenues	(685,030)	(850,095)

Home sale gross margin	97,441	126,711
Add:
Land and community valuation adjustments (a)	41	3,518
Capitalized interest amortization (a)	34,816	27,000
Merger-related costs (b)	280	2,444

Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs	$132,578	$159,673

Home sale gross margin as a percentage of home sale revenues	12.5%	13.0%
Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs as a as a percentage of home sales revenues	16.9%	16.3%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.
(b)	Home sale gross margin was adversely impacted by the amortization of a fair value adjustment to homes under construction inventory acquired with the Centex merger. This fair value adjustment is being amortized as an increase to home cost of revenues over the related home closings.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. In the fourth quarter of 2010, we realigned the organizational structure for certain of our Areas. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 60 markets, located throughout 28 states, and have presented our reportable Homebuilding segments as follows:

East:	Delaware, Georgia, Maryland, Massachusetts,
New Jersey, New York, North Carolina, Pennsylvania,
Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

Central:	Arizona, Colorado, Illinois, Indiana, Missouri, Michigan,
Minnesota, New Mexico, Ohio

West:	California, Hawaii, Nevada, Oregon, Washington

Homebuilding Segment Operations (continued)

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended March 31,
	2011	2010
Home sale revenue (settlements):
East	$268,841	$358,477
Gulf Coast	246,754	251,932
Central	146,486	187,146
West	120,390	179,251

	$782,471	$976,806

Income (loss) before income taxes:
East	$3,656	$14,589
Gulf Coast	3,977	(3,398)
Central	(12,315)	(436)
West	2,092	10,548
Other homebuilding	(38,204)	(33,139)

	$(40,794)	$(11,836)

Unit settlements:
East	937	1,221
Gulf Coast	1,187	1,251
Central	624	771
West	393	552

	3,141	3,795

Net new orders - units:
East	1,230	1,191
Gulf Coast	1,784	1,551
Central	893	991
West	438	587

	4,345	4,320

Unit backlog:
East	1,580	2,038
Gulf Coast	2,066	2,381
Central	1,050	1,205
West	492	832

	5,188	6,456

	As of March 31, 2011	As of December 31, 2010
Controlled lots:
East	32,479	33,821
Gulf Coast	52,246	53,783
Central	39,204	38,917
West	20,400	20,673

	144,329	147,194

Homebuilding Segment Operations (continued)

East:

For the first quarter of 2011, East home sale revenues decreased 25% compared with the prior year period due to a 23% decrease in unit settlements and a 2% decrease in the average selling price. Gross margin, both including and excluding land-related charges, increased over the prior year period. The decreased income before income taxes was primarily due to the decreased revenues and land-related charges of $0.5 million in the first quarter of 2011. Net new order units increased 3% led by our operations in the Mid-Atlantic and Raleigh. Adjusted for the change in our policy in the first quarter of 2010, net new order units decreased slightly. The cancellation rate was 13% and 16% in the first quarters of 2011 and 2010, respectively.

Gulf Coast:

For the first quarter of 2011, Gulf Coast home sale revenues decreased 2% compared with the prior year period due to a 5% decrease in unit settlements partially offset by a 3% increase in the average selling price. The income before income taxes in the first quarter of 2011 was attributable to higher gross margins (both including and excluding land-related charges), improved overhead leverage, and lower land-related charges. Land-related charges were negligible in the first quarter of 2011, compared with $3.7 million in the prior year period. Net new order units increased by 15% in part due to grand openings or grand re-openings at several large communities in Florida and Houston. Adjusted for the change in our policy in the first quarter of 2010, net new order units increased slightly. The cancellation rate was 18% and 21% in the first quarters of 2011 and 2010, respectively.

Central:

Central home sale revenues decreased 22% during the quarter compared with the prior year period due to a 19% decrease in unit settlements and a 3% decrease in the average selling price. The increased loss before income taxes was due to the decrease in revenues and decreased gross margins (both including and excluding land-related charges) as most of these markets continue to struggle due to the overall weak demand for new housing in the Midwest. Land-related charges were negligible in the first quarter of 2011, compared with $0.5 million in the prior year period. Net new order units decreased by 10%, though the decrease was almost 20% after adjusting for the change in our policy in the first quarter of 2010. The cancellation rate in the first quarter of 2011 was 15% compared with 14% in the same period in 2010.

West:

For the first quarter of 2011, West home sale revenues decreased 33% compared with the prior year period due to a 29% decrease in unit settlements and a 6% decrease in average selling prices. Gross margin, both including and excluding land-related charges, increased over the prior year period. The decreased income before income taxes was primarily due to the decrease in revenues. Land-related charges totaled $0.1 million in the first quarter of 2011, compared with $0.5 million in the prior year period. Net new order units decreased by 25% in the first quarter of 2011 compared with the same period in the prior year, primarily in our California divisions. The sales volumes for our California divisions reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit has exacerbated the already challenging local market conditions. The decrease was moderately greater after adjusting for the change in our policy in the first quarter of 2010. The cancellation rate was 20% and 22% in the first quarters of 2011 and 2010, respectively.

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

	Three Months Ended
	March 31,
	2011	2010
Mortgage operations revenues	$17,558	$21,628
Title services revenues	3,877	8,938

Total Financial Services revenues	21,435	30,566
Expenses	(20,473)	(25,111)
Equity in income (loss) from unconsolidated entities	11	17

Income (loss) before income taxes	$973	$5,472

Total originations:
Loans	1,865	2,325
Principal	$378,000	$498,000

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

Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for each of the three months ended March 31, 2011 and 2010. Total Financial Services revenues for the three months ended March 31, 2011 decreased 30% compared with the same period in the prior year. The decrease resulted from a 19% decrease in mortgage revenues combined with a 57% decrease in title services revenues. Mortgage revenues declined primarily as the result of the lower Homebuilding unit settlements. Title services revenues declined primarily as the result of the disposal in the second quarter of 2010 of the retail title operations acquired with the Centex merger. The lower Homebuilding revenues also contributed to the decline.

Agency production in both the three months ended March 31, 2011 and 2010 for funded originations was 99%. Within the funded agency originations, FHA loans represented approximately 32% during the three months ended March 31, 2011, compared with 40% in the prior year period. Substantially all loan production in 2011 and 2010 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally have higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Our capture rate was 76% and 75% for the three months ended March 31, 2011 and 2010, respectively. Our capture rate represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements. At March 31, 2011, our loan application backlog was $730.1 million, compared with $1.1 billion at March 31, 2010.

Income before income taxes decreased in 2011 compared with 2010 primarily due to the lower origination volumes and related reduction in operating efficiencies.

Financial Services Operations (continued)

Because we sell the majority of our loans monthly and retain only limited risk related to the loans we originate, our overall loan losses have historically not been significant. Beginning in 2009, however, we have experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source for these losses has been a significant increase in actual and anticipated losses for loans previously originated and sold to investors. Such losses may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors’ losses. We establish liabilities for such anticipated losses based upon, among other things, the level of current and estimated probable future repurchase demands made by investors, our ability to cure the defects identified in the repurchase demands, and the severity of loss upon repurchase. The significant increase in anticipated losses has resulted from the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us.

The vast majority of losses related to our overall exposure for loans previously originated and sold to investors relate to loans originated in 2006 and 2007 when lending standards were less stringent and borrower fraud is believed to have peaked. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities are as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Liabilities, beginning of period	$93,057	$105,914
Provision for losses	—	(354)
Settlements	(10,597)	(11,472)

Liabilities, end of period	$82,460	$94,088

Loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance reserves were not significant during the three months ended March 31, 2011 and 2010.

We are exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments to economically hedge the interest rate lock commitment. These financial instruments include forward contracts on mortgage-backed securities and whole loan investor commitments. We enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. The changes in the fair value of the interest rate lock commitment and the other derivative financial instruments are included in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

Other Non-Operating

Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from period to period as these strategic initiatives and costs evolve. The following table presents other non-operating expenses for the three months ended March 31, 2011 and 2010 ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Net interest income	$1,086	$2,297
Selling, general, and administrative expenses	(6,616)	(10,441)
Other income (expenses), net	(41)	—

Income (loss) before income taxes	$(5,571)	$(8,144)

The decrease in net interest income from the prior year period resulted primarily from lower invested cash balances. The decline in selling, general, and administrative expenses from the prior year period resulted primarily from lower compensation costs, partially offset by expense of $1.3 million related to the write-off of unamortized issuance costs associated with the termination of our revolving credit facility in March 2011.

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of closings. Interest expensed to homebuilding cost of revenues for the three months ended March 31, 2011 includes $0.1 million of capitalized interest related to land and community valuation adjustments compared with $1.0 million for the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, we capitalized all of our Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2011	2010
Interest in inventory, beginning of period	$323,379	$239,365
Interest capitalized	56,191	68,896
Interest expensed	(34,816)	(27,000)

Interest in inventory, end of period	$344,754	$281,261

Interest incurred*	$56,191	$68,896

*	Interest incurred includes interest on our senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by our Financial Services segment and certain other interest costs.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance, our effective tax rates for the three months ended March 31, 2011 and 2010 are not meaningful as our income tax benefit is not directly correlated to the amount of our pretax loss. Income taxes were provided at an effective tax rate of 12.9% for the three months ended March 31, 2011, compared with an effective tax rate of 13.9% for the prior year period. The income tax benefit for the three months ended March 31, 2011 and 2010 resulted primarily from the favorable resolution of certain income tax matters.

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

At March 31, 2011, we had cash and equivalents of $1.3 billion and $3.4 billion of senior notes outstanding. We also had restricted cash balances of $133.4 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources included limited recourse land-collateralized financing totaling $1.2 million and our various letter of credit facilities. An additional source of liquidity during 2010 was the receipt of federal tax refunds, which resulted primarily from the carryback of taxable losses provided by the Worker, Homeownership, and business Assistance Act of 2009.

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

Our ratio of debt to total capitalization, excluding our land-collateralized debt, was 61.7% at March 31, 2011, and 48.2% net of cash and equivalents, including restricted cash. While these debt-to-capital ratios remain above our desired targets, they are not likely to improve significantly until we return to consistent profitability.

We maintain an unsecured letter of credit facility expiring in June 2014 that permits the issuance of up to $200.0 million of letters of credit. At March 31, 2011, $153.0 million of letters of credit were outstanding under this facility.

On March 25, 2011, we voluntarily terminated our $250.0 million unsecured revolving credit facility (the “Credit Facility”). The termination was effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012, and we did not pay any penalties as a result of the early termination, though we did record a charge of $1.3 million related to unamortized issuance costs. The Credit Facility had no outstanding borrowings and was being used solely to issue letters of credit. We determined it would be more cost effective to enter into separate cash-collateralized letter of credit agreements, rather than continue to maintain the Credit Facility; and we expect to utilize such agreements in the future as well as the $200.0 million unsecured letter of credit facility discussed in the above paragraph. The termination of the Credit Facility released the $250.0 million of cash that we were required by the Credit Facility to maintain in liquidity reserve accounts. The termination of the Credit Facility also released the Company from the Credit Facility’s covenant requirements, which included, among other things, a maximum debt to tangible capital ratio and a tangible net worth minimum.

In connection with the termination of the Credit Facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of different financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $109.7 million was outstanding at March 31, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits totaled $109.7 million at March 31, 2011 and are included in restricted cash on the Consolidated Balance Sheet.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given our strong liquidity and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources. At March 31, 2011, we elected to fund $35.5 million of Pulte Mortgage’s financing needs via a repurchase agreement with the Company.

Liquidity and Capital Resources (continued)

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at March 31, 2011.

In recent years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. However, we do not anticipate that we will be able to continue to generate positive cash flow at these same levels in the near future. Additionally, should growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth.

Our net cash used in operating activities for the three months ended March 31, 2011 was $159.0 million, compared with net cash provided by operating activities of $677.6 million for the three months ended March 31, 2010. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. Our negative cash flow is primarily the result of our net loss from operations combined with the $109.7 million of restricted cash we are now required to maintain related to our new letter of credit facilities and using internal funds to finance Pulte Mortgage’s lending operations. Cash flows were impacted by a net increase in inventories of $11.0 million during the three months ended March 31, 2011 compared with a net increase in inventories of $100.5 million during the three months ended March 31, 2010. In addition, during the three months ended March 31, 2011, we received income tax refunds of $2.9 million compared with $786.2 million during the prior year period.

Net cash used in investing activities was $4.4 million for the three months ended March 31, 2011, compared with $0.7 million for the three months ended March 31, 2010. The increase is primarily due to capital expenditures.

Net cash used in financing activities totaled $14.3 million for the three months ended March 31, 2011, primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity date. Net cash provided by financing activities for the three months ended March 31, 2010 totaled $46.5 million, primarily as the result of borrowings under our Financial Services credit arrangements.

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

Contractual Obligations

There have been no material changes to our contractual obligations from those disclosed in our “Contractual Obligations” contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Off-Balance Sheet Arrangements

At March 31, 2011 and December 31, 2010, aggregate outstanding debt of unconsolidated joint ventures was $14.3 million and $15.5 million, respectively, of which our proportionate share of such joint venture debt was $4.5 million and $5.1 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $1.4 million for such joint venture debt at both March 31, 2011 and December 31, 2010. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2011 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of March 31, 2011, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of March 31, 2011 for the years ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$103,699	$227,911	$654,590	$669,491	$1,780,000	$3,435,691	$3,279,168
Average interest rate	0.00%	5.45%	5.43%	5.47%	5.23%	6.79%	6.10%
Limited recourse collateralized financing	$1,150	$—	$—	$—	$—	$—	$1,150	$1,150
Average interest rate	6.50%	0.00%	0.00%	0.00%	0.00%	0.00%	6.50%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A., Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in, and potential deterioration of, the debt and equity markets; competition within industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup’s local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2010 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2011.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2011 to January 31, 2011	687	$8.20	—	$102,342	(1)

February 1, 2011 to February 28, 2011	113,242	$7.54	—	$102,342	(1)

March 1, 2011 to March 31, 2011	14,861	$7.40	—	$102,342	(1)

Total	128,790	$7.53	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the first quarter of 2011, a total of 128,790 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution at the end of deferral periods for restricted stock units or deferred units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

3(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(e)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

10(a)	Offer Letter to Deborah Meyer, dated August 20, 2009 (Filed herewith)

10(b)	Clarification of Offer Letter to Deborah Meyer, dated April 25, 2011 (Filed herewith)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer (Filed herewith)

31(b)	Rule 13a-14(a) Certification by Roger A. Cregg, Executive Vice President and Chief Financial Officer (Filed herewith)

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934 (Filed herewith)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Roger A. Cregg
Roger A. Cregg
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: April 28, 2011