Form 10-Q
period 2011-06-30
PULTEGROUP INC/MI/
filed 2011-08-01
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of common stock outstanding as of July 22, 2011: 382,849,123

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Note)

Cash and equivalents	$1,075,223	$1,470,625
Restricted cash	128,234	24,601
Unfunded settlements	13,634	12,765
House and land inventory	4,905,123	4,781,813
Land held for sale	128,159	71,055
Land, not owned, under option agreements	30,037	50,781
Residential mortgage loans available-for-sale	148,549	176,164
Investments in unconsolidated entities	41,011	46,313
Goodwill	240,541	240,541
Intangible assets, net	168,898	175,448
Other assets	467,332	567,963
Income taxes receivable	78,864	81,307

	$7,425,605	$7,699,376

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $26,941 and $63,594 in 2011 and 2010, respectively	$218,853	$226,466
Customer deposits	84,570	51,727
Accrued and other liabilities	1,448,190	1,599,940
Income tax liabilities	292,002	294,408
Senior notes	3,332,263	3,391,668

Total liabilities	5,375,878	5,564,209

Shareholders’ equity	2,049,727	2,135,167

	$7,425,605	$7,699,376

Note: The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Homebuilding
Home sale revenues	$899,763	$1,262,990	$1,682,234	$2,239,796
Land sale revenues	5,068	6,745	6,364	19,731

	904,831	1,269,735	1,688,598	2,259,527
Financial Services	22,381	36,163	43,816	66,729

Total revenues	927,212	1,305,898	1,732,414	2,326,256

Homebuilding Cost of Revenues:
Home sale cost of revenues	789,678	1,104,456	1,474,708	1,954,551
Land sale cost of revenues	3,787	2,563	4,717	11,561

	793,465	1,107,019	1,479,425	1,966,112

Financial Services expenses	39,053	44,772	59,526	69,883
Selling, general, and administrative expenses	138,380	157,415	280,826	318,721
Other expense (income), net	11,668	9,234	15,578	793
Interest income	(1,145)	(2,292)	(2,582)	(5,071)
Interest expense	317	1,018	668	1,500
Equity in (earnings) loss of unconsolidated entities	(1,193)	(5,542)	(2,302)	(5,448)

Income (loss) before income taxes	(53,333)	(5,726)	(98,725)	(20,234)
Income tax expense (benefit)	2,052	(82,029)	(3,814)	(84,049)

Net income (loss)	$(55,385)	$76,303	$(94,911)	$63,815

Per share data:
Net income (loss):
Basic	$(0.15)	$0.20	$(0.25)	$0.17

Diluted	$(0.15)	$0.20	$(0.25)	$0.17

Cash dividends declared	$—	$—	$—	$—

Number of shares used in calculation:
Basic	379,781	378,618	379,663	378,185

Diluted	379,781	380,412	379,663	380,087

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000’s omitted)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	$	Capital	(Loss)
Shareholders’ Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	1,006	10	(10)	—	—	—
Stock repurchases	(252)	(2)	(1,963)	—	9	(1,956)
Stock-based compensation	37	—	11,405	—	—	11,405
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(94,911)	(94,911)
Change in fair value of derivatives, net of tax	—	—	—	73	—	73
Foreign currency translation adjustments	—	—	—	(51)	—	(51)

Total comprehensive income (loss)	—	—	—	—	—	(94,889)

Shareholders’ Equity, June 30, 2011	382,819	$3,828	$2,982,351	$(1,497)	$(934,955)	$2,049,727

Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440

Stock option exercises	895	9	8,608	—	—	8,617
Stock awards, net of cancellations	1,260	13	(13)	—	—	—
Stock repurchases	(151)	(2)	(1,230)	—	(517)	(1,749)
Stock-based compensation	—	—	16,485	—	—	16,485
Comprehensive income (loss):
Net income (loss)	—	—	—	—	63,815	63,815
Change in fair value of derivatives, net of tax	—	—	—	169	—	169
Foreign currency translation adjustments	—	—	—	9	—	9

Total comprehensive income (loss)	—	—	—	—	—	63,993

Shareholders’ Equity, June 30, 2010	382,694	$3,827	$2,959,587	$(2,071)	$320,443	$3,281,786

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(94,911)	$63,815
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	7,486	33,315
Goodwill impairments	—	1,375
Amortization and depreciation	16,973	24,356
Stock-based compensation expense	11,405	16,485
Equity in (earnings) loss of unconsolidated entities	(2,302)	(5,448)
Distributions of earnings from unconsolidated entities	440	2,015
Loss on debt repurchases	3,537	—
Other, net	1,156	3,130
Increase (decrease) in cash due to:
Restricted cash	307	3,375
Inventories	(180,964)	30,448
Residential mortgage loans available-for-sale	27,590	(66,557)
Income taxes receivable	2,443	868,555
Other assets	90,387	42,814
Accounts payable, accrued and other liabilities	(101,337)	(105,122)
Income tax liabilities	(2,406)	(62,489)

Net cash provided by (used in) operating activities	(220,196)	850,067

Cash flows from investing activities:
Distributions from unconsolidated entities	3,856	3,693
Investments in unconsolidated entities	(3,184)	(19,619)
Net change in loans held for investment	519	(531)
Change in restricted cash related to letters of credit	(103,940)	—
Proceeds from the sale of fixed assets	9,178	1,068
Capital expenditures	(10,848)	(8,698)

Net cash provided by (used in) investing activities	(104,419)	(24,087)

Cash flows from financing activities:
Net repayments (borrowings) under Financial Services credit arrangements	—	57,008
Repayments of other borrowings	(68,831)	(1,464)
Issuance of common stock	—	8,617
Stock repurchases	(1,956)	(1,749)

Net cash provided by (used in) financing activities	(70,787)	62,412

Net increase (decrease) in cash and equivalents	(395,402)	888,392
Cash and equivalents at beginning of period	1,470,625	1,858,234

Cash and equivalents at end of period	$1,075,223	$2,746,626

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(5,915)	$4,412

Income taxes paid (refunded), net	$(3,851)	$(890,109)

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

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission.

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following (000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Write-off of deposits and pre-acquisition costs	$3,709	$2,309	$4,332	$2,852
Loss on debt retirements	3,496	—	3,537	—
Lease exit and related costs (a)	6,225	1,257	6,187	2,612
Amortization of intangible assets	3,275	3,275	6,550	6,550
Goodwill impairment	—	1,375	—	1,375
Miscellaneous expense (income), net	(5,037)	1,018	(5,028)	(12,596)

	$11,668	$9,234	$15,578	$793

(a)	Excludes lease exit and related costs classified within Financial Services expense.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

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

Notes receivable

In certain instances, the Company may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers or other strategic investors. The Company considers the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, the Company actively monitors each individual receivable separately and assesses the need for an allowance for each receivable on an individual basis. Factors considered as part of this assessment include the counterparty’s payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty’s financial condition and plans, and the current and expected economic environment. Allowances are recorded when it becomes likely that some amount will not be collectible. Such receivables are reported net of allowance for credit losses within other assets. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned.

The following represents the Company’s notes receivable and related allowance for credit losses at June 30, 2011 and December 31, 2010 ($000’s omitted):

	June 30, 2011	December 31, 2010
Notes receivable, gross	$77,200	$77,853
Allowance for credit losses	(24,625)	(20,877)

Notes receivable, net	$52,575	$56,976

The Company also records other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for discussion of the Company’s receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of options and non-vested shares of restricted stock. Any options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and six months ended June 30, 2011, all stock options and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during the periods.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during the three and six months ended June 30, 2011 or 2010.

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

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. Additionally, creditors of the VIE have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. The Company’s maximum exposure to loss related to these VIEs is generally limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either June 30, 2011 or December 31, 2010.

Additionally, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $30.0 million and $50.8 million at June 30, 2011 and December 31, 2010, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of June 30, 2011 and December 31, 2010 ($000’s omitted):

	June 30, 2011				December 31, 2010
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements		Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$10,116	$29,882	$22,118	(a)	$41,813	$51,773	$42,401	(a)
Unconsolidated VIEs	21,047	295,890	—		10,280	202,214	—
Other land option agreements	22,640	365,176	7,919	(b)	42,970	455,481	8,380	(b)

	$53,803	$690,948	$30,037		$95,063	$709,468	$50,781

(a)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 810 or ASC 470-40 under which the land seller is considered a variable interest entity.
(b)	Represents the remaining purchase price for land option agreements consolidated pursuant to ASC 470-40 under which the land seller is not considered a variable interest entity.

The above summary includes land option agreements consolidated under either ASC 810 or ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $656.2 million at June 30, 2011 and $670.5 million at December 31, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for conventional agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for government and non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At June 30, 2011 and December 31, 2010, residential mortgage loans available-for-sale had an aggregate fair value of $148.5 million and $176.2 million, respectively, and an aggregate outstanding principal balance of $144.3 million and $175.9 million, respectively. The net gain (loss) resulting from changes in fair value of residential mortgage loans available-for-sale totaled $(1.9) million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively, and $(1.4) million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $12.3 million and $20.3 million during the three months ended June 30, 2011 and 2010, respectively, and $25.1 million and $35.1 million for the six months ended June 30, 2011 and 2010, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.4 million and $0.5 million at June 30, 2011 and December 31, 2010, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $3.8 million and $6.1 million during the three months ended June 30, 2011 and 2010, respectively, and $8.7 million and $12.8 million for the six months ended June 30, 2011 and 2010, respectively.

Derivative instruments and hedging activities

The Company is exposed to market risks from commitments to lend, movements in interest rates, and cancelled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, the Company uses other derivative financial instruments to economically hedge the interest rate lock commitment. These financial instruments include forward contracts on mortgage-backed securities and whole loan investor commitments. The Company does not use any derivative financial instruments for trading purposes. The Company enters into one of the aforementioned derivative financial instruments upon entering into interest rate lock commitments. Changes in the fair value of the interest rate lock commitment and the other derivative financial instruments are recognized in current period earnings and the fair value is reflected in other assets or other liabilities. The gains and losses are included in Financial Services revenues.

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At June 30, 2011 and December 31, 2010, the Company had interest rate lock commitments in the amount of $174.8 million and $99.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Because the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Derivative instruments and hedging activities (continued)

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At June 30, 2011, the Company had unexpired forward contracts and whole loan investor commitments of $252.0 million and $35.6 million, respectively, compared with cash forward contracts on mortgage-backed securities and whole loan investor commitments of $198.0 million and $59.0 million, respectively, at December 31, 2010.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. At June 30, 2011, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	June 30, 2011		December 31, 2010
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$4,628	$111	$2,756	$64
Forward contracts	982	1,156	4,217	673
Whole loan commitments	1,254	1	2,319	—

	$6,864	$1,268	$9,292	$737

New accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”) which amends Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will only impact the Company’s financial statement presentation as the Company currently presents items of other comprehensive income in the statement of changes in equity. ASU 2011-05 will be effective for the Company’s fiscal year beginning January 1, 2012.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Goodwill

Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with various acquisitions and is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. Recorded goodwill has been allocated to the Company’s reporting units based on the relative fair value of each acquired reporting unit. Management evaluates the recoverability of goodwill by comparing the carrying value of the Company’s reporting units to their fair value. Fair value is determined using discounted cash flows, supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value. The determination of fair value is significantly impacted by estimates for each of the Company’s markets related to current valuations, current and future economic conditions, and the Company’s strategic plans. Due to uncertainties in the estimation process and significant volatility in demand for new housing, actual results could differ significantly from such estimates.

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

If management’s expectations of future results and cash flows for any of its reporting units decrease, goodwill may be further impaired. Also, while not directly triggering an impairment of goodwill, a significant decrease in the Company’s market capitalization in the future may indicate that the fair value of one or more of the Company’s reporting units has decreased, which may result in an impairment of goodwill. Of the Company’s remaining goodwill of $240.5 million at June 30, 2011, $228.0 million relates to reporting units that are at increased risk of future impairment. Management will continue to monitor these reporting units and perform goodwill impairment testing when events or changes in circumstances indicate the carrying amount may not be recoverable.

3.	Restructuring

The Company has taken a series of actions in recent years both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Employee severance benefits	$5,549	$1,438	$8,537	$4,831
Lease exit costs	6,308	1,868	6,301	2,654
Other	15	—	11	569

Total restructuring charges	$11,872	$3,306	$14,849	$8,054

Of the total restructuring costs reflected in the above table, $0.5 million and $1.1 million for the three and six months ended June 30, 2011, respectively, and $1.2 million and $1.5 million for the three and six months ended June 30, 2010, respectively, are included within Financial Services expenses. All other employee severance benefits are included within selling, general and administrative expenses while all other lease exit and other costs are included in other expense (income), net. The remaining liabilities for employee severance benefits and exited leases totaled $4.6 million and $38.9 million, respectively, at June 30, 2011 and $8.0 million and $41.7 million, respectively, at December 31, 2010. Substantially all of the employee severance benefits will be paid in 2011 while cash expenditures related to lease exit costs will be incurred over the remaining terms of the applicable leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	June 30, 2011	December 31, 2010
Homes under construction	$1,431,750	$1,331,618
Land under development	2,601,005	2,541,829
Land held for future development	872,368	908,366

	$4,905,123	$4,781,813

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for both the three and six months ended June 30, 2011 included $1.3 million of capitalized interest related to land and community valuation adjustments compared with $5.2 million and $6.2 million for the three and six months ended June 30, 2010, respectively. During the three and six months ended June 30, 2011, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels. During the three and six months ended June 30, 2010, the Company capitalized all of its Homebuilding interest costs into inventory except for $0.6 million that was expensed directly to interest expense.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest in inventory, beginning of period	$344,754	$281,261	$323,379	$239,365
Interest capitalized	55,946	67,289	112,137	136,185
Interest expensed	(41,894)	(37,928)	(76,710)	(64,928)

Interest in inventory, end of period	$358,806	$310,622	$358,806	$310,622

Interest incurred*	$55,946	$67,878	$112,137	$136,774

*	Homebuilding interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land Valuation Adjustments and Write-Offs

Land and community valuation adjustments

In accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. A portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators during the three and six months ended June 30, 2011 and 2010 and were accordingly tested for impairment. As required by ASC 360, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

The table below provides, as of the date indicated, the number of communities in which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2011			2010
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	1	$0.5	$0.1	10	$7.2	$4.5
June 30	6	6.7	3.3	16	35.1	25.6

			$3.4			$30.1

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

The Company recorded these valuation adjustments within Homebuilding home sale cost of revenues. During the three months ended June 30, 2011, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for 22 communities. The average discount rate used in the Company’s determination of fair value for the impaired communities was 12%. During 2011, the Company has experienced relative stability in market conditions consistent with its expectations, which resulted in total valuation adjustments significantly below those experienced in recent years. However, if conditions in the homebuilding industry or the Company’s local markets worsen in the future, the current difficult market conditions extend beyond the Company’s expectations, or the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

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

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. Based on this review, a portion of the Company’s land held for sale has been written down to net realizable value. The Company recognized net realizable value adjustments of $(0.2) million during the three and six months ended June 30, 2011, and $(0.2) million and $0.4 million during the three and six months ended June 30, 2010, respectively. The Company records these net realizable value adjustments within Homebuilding land sale cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	June 30, 2011	December 31, 2010
Land held for sale, gross	$177,065	$124,919
Net realizable value reserves	(48,906)	(53,864)

Land held for sale, net	$128,159	$71,055

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $3.7 million and $4.3 million during the three and six months ended June 30, 2011, respectively, and $2.3 million and $2.9 million during the three and six months ended June 30, 2010, respectively. The Company records these write-offs of deposits and pre-acquisition costs within other expense (income), net.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land targeted for first-time, first and second move-up, and active adult home buyers. The Company has determined that its Homebuilding operating segments are its Areas, each of which represents a reportable segment. As part of its ongoing efforts to structure the Company for profitability in the face of challenging market conditions, the Company realigned its organizational structure during the second quarter of 2011, which reduced the number of Areas from four to three. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

East:	Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

West:	Arizona, California, Colorado, Hawaii, Illinois, Indiana, Michigan, Minnesota, Missouri, Nevada, New Mexico, Ohio, Oregon, Washington

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

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
East	$303,390	$425,184	$572,256	$786,403
Gulf Coast	287,658	349,400	535,588	604,207
West	313,783	495,151	580,754	868,917

	904,831	1,269,735	1,688,598	2,259,527
Financial Services	22,381	36,163	43,816	66,729

Consolidated revenues	$927,212	$1,305,898	$1,732,414	$2,326,256

Income (loss) before income taxes:
East	$10,795	$26,695	$14,451	$41,284
Gulf Coast	13,265	17,137	17,242	13,739
West	(11,721)	16,110	(21,944)	26,222
Other homebuilding (a)	(40,185)	(48,143)	(78,389)	(81,282)

	(27,846)	11,799	(68,640)	(37)
Financial Services (b)	(16,643)	(8,585)	(15,670)	(3,113)
Other non-operating (c)	(8,844)	(8,940)	(14,415)	(17,084)

Consolidated income (loss) before income taxes	$(53,333)	$(5,726)	$(98,725)	$(20,234)

(a)	Other homebuilding primarily includes the amortization of intangible assets, goodwill impairment, and amortization of capitalized interest.
(b)	Financial Services income before income taxes includes interest expense of $0.6 million and $1.1 million for the three and six months ended June 30, 2010, respectively. Interest income included in Financial Services income before income taxes totaled $1.1 million and $2.1 million for the three and six months ended June 30, 2011, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2010, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Land and community valuation adjustments:
East	$228	$477	$269	$477
Gulf Coast	—	5,276	—	8,027
West	1,818	14,601	1,818	15,368
Other homebuilding (a)	1,254	5,192	1,316	6,211

	$3,300	$25,546	$3,403	$30,083

Net realizable value adjustments - land held for sale:
East	$—	$—	$—	$—
Gulf Coast	—	(184)	—	321
West	(249)	—	(249)	59

	$(249)	$(184)	$(249)	$380

Write-off of deposits and pre-acquisition costs:
East	$1,723	$178	$2,191	$215
Gulf Coast	166	21	179	495
West	1,820	2,110	1,962	2,142

	$3,709	$2,309	$4,332	$2,852

Impairments of investments in unconsolidated joint ventures:
East	$—	$—	$—	$—
Gulf Coast	—	—	—	—
West	—	—	—	1,908

	$—	$—	$—	$1,908

Total valuation adjustments and write-offs	$6,760	$27,671	$7,486	$35,223

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	June 30, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$497,924	$807,842	$266,111	$1,571,877	$1,742,215
Gulf Coast	323,230	585,398	223,309	1,131,937	1,273,869
West	555,257	981,736	303,867	1,840,860	2,029,609
Other homebuilding (a)	55,339	226,029	79,081	360,449	771,230

	1,431,750	2,601,005	872,368	4,905,123	5,816,923
Financial Services	—	—	—	—	182,655
Other non-operating (b)	—	—	—	—	1,426,027

	$1,431,750	$2,601,005	$872,368	$4,905,123	$7,425,605

	December 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$455,637	$792,586	$262,653	$1,510,876	$1,712,250
Gulf Coast	313,734	564,396	239,950	1,118,080	1,303,749
West	518,427	979,710	329,108	1,827,245	1,983,436
Other homebuilding (a)	43,820	205,137	76,655	325,612	743,016

	1,331,618	2,541,829	908,366	4,781,813	5,742,451
Financial Services	—	—	—	—	222,989
Other non-operating (b)	—	—	—	—	1,733,936

	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

(a)	Other homebuilding primarily includes operations in Puerto Rico, certain wind down operations, capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and/or sell land and homes in the United States or Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	June 30, 2011	December 31, 2010
Investments in joint ventures with limited recourse guaranties	$65	$122
Investments in joint ventures with debt non-recourse to PulteGroup	11,574	11,486
Investments in other joint ventures	29,372	34,705

Total investments in unconsolidated entities	$41,011	$46,313

Total joint venture debt	$11,449	$15,467

PulteGroup’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,174	$1,444
Joint venture debt non-recourse to PulteGroup	2,231	3,696

PulteGroup’s total proportionate share of joint venture debt	$3,405	$5,140

The Company recognized income (expense) from its unconsolidated joint ventures of $1.2 million and $2.3 million during the three and six months ended June 30, 2011, respectively, compared with $5.5 million and $5.4 million during the three and six months ended June 30, 2010, respectively, including impairments of $1.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2011 and 2010, the Company made capital contributions of $3.2 million and $19.6 million, respectively, to its joint ventures and received capital and earnings distributions of $4.3 million and $5.7 million, respectively, from its joint ventures.

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

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there have been no repurchases under these programs since 2006. The Company had remaining authorization to purchase $102.3 million of common stock at June 30, 2011.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2011 and 2010, the Company repurchased $2.0 million and $1.7 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	June 30, 2011	December 31, 2010
Foreign currency translation adjustments:
Mexico	$—	$51
Fair value of derivatives, net of income taxes of $2,086 in 2011 and 2010	(1,497)	(1,570)

	$(1,497)	$(1,519)

8.	Income taxes

The Company’s income tax expense (benefit) for the three and six months ended June 30, 2011 was $2.1 million and $(3.8) million, respectively, compared with $(82.0) million and $(84.0) million for the three and six months ended June 30, 2010. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s effective tax rates in 2011 and 2010 are not meaningful as the income tax expense (benefit) is not directly correlated to the amount of pretax income (loss). The income tax expense (benefit) for the periods ended June 30, 2011 and 2010 resulted primarily from the favorable resolution of certain income tax matters and changes in unrecognized tax benefits and related charges.

The Company had income taxes receivable of $78.9 million and $81.3 million at June 30, 2011 and December 31, 2010, respectively. Income taxes receivable at June 30, 2011 and December 31, 2010 generally related to outstanding federal and state tax refunds from amended returns and net operating loss carrybacks.

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At June 30, 2011 and December 31, 2010, the Company had net deferred tax assets of $2.6 billion, which were offset entirely by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the estimated and actual results could have a material impact on the Company’s consolidated results of operations or financial position. To the extent that the Company’s results of operations improve, the deferred tax asset valuation allowance may be reduced, which could result in a non-cash tax benefit.

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

At June 30, 2011, the Company had $248.5 million of gross unrecognized tax benefits and $50.4 million of accrued penalties and interest. The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $106.9 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statutes of limitations for the Company’s major tax jurisdictions remain open for examination for tax years 1998-2011.

9.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	June 30, 2011	December 31, 2010
Residential mortgage loans available-for-sale	Level 2	$148,549	$176,164
Interest rate lock commitments	Level 2	4,517	2,692
Forward contracts	Level 2	(174)	3,544
Whole loan commitments	Level 2	1,253	2,319

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

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

		Fair Value
	Fair Value Hierarchy	June 30, 2011	December 31, 2010
Loans held for investment	Level 2	$1,932	$3,002
House and land inventory	Level 3	6,665	70,862

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

9.	Fair value disclosures (continued)

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

The carrying amounts of cash and equivalents and restricted cash approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The fair value of the senior notes outstanding approximated $3.2 billion at both June 30, 2011 and December 31, 2010. The carrying values of the senior notes are presented in Note 10. The carrying value of collateralized short-term debt approximates fair value.

10.	Debt and other financing arrangements

The Company’s senior notes are summarized as follows:

	June 30, 2011	December 31, 2010
8.125% unsecured senior notes due February 2011 (a)	$—	$13,900
5.45% unsecured senior notes due August 2012 (b)	97,116	104,823
6.25% unsecured senior notes due February 2013 (b)	62,647	62,617
5.125% unsecured senior notes due October 2013 (b)	116,545	160,212
5.25% unsecured senior notes due January 2014 (b)	335,859	335,848
5.70% unsecured senior notes due May 2014 (b)	310,474	309,048
5.20% unsecured senior notes due January 2015 (b)	244,862	244,839
5.25% unsecured senior notes due June 2015 (b)	400,702	397,700
6.50% unsecured senior notes due May 2016 (b)	467,894	466,644
7.625% unsecured senior notes due September 2017 (a)	149,319	149,265
7.875% unsecured senior notes due May 2032 (b)	299,087	299,065
6.375% unsecured senior notes due May 2033 (b)	398,381	398,344
6.00% unsecured senior notes due January 2035 (b)	299,377	299,363
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000

Total senior notes - carrying value (c)	$3,332,263	$3,391,668

Estimated fair value	$3,244,674	$3,227,404

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(b)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries
(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes

Debt retirement

During the three months ended June 30, 2011, the Company retired prior to their stated maturity dates $53.0 million of senior notes. The Company recorded losses related to these transactions totaling $3.5 million for the three and six months ended June 30, 2011. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.

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

•

resulted in expense of $1.3 million related to the write-off of unamortized issuance costs, which is included within selling, general, and administrative expenses for the six months ended June 30, 2011.

In connection with the termination of the credit facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $103.9 million was outstanding at June 30, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

The Company also maintains an unsecured letter of credit facility with Deutsche Bank AG, New York Branch that expires in June 2014 and permits the issuance of up to $200.0 million of letters of credit by the Company. At June 30, 2011 and December 31, 2010, $151.2 million and $167.2 million, respectively, of letters of credit were outstanding under this facility.

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

Loan origination liabilities

The Company’s mortgage operation may be responsible for losses associated with mortgage loans originated and sold to investors that may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the Company either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment).

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Beginning in 2009, the Company experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. To date, the significant majority of these losses relate to loans originated in 2006 and 2007 when industry lending standards were less stringent and borrower fraud is believed to have peaked. In 2006 and 2007, the Company originated $37.8 billion of loans, each of which were subject to representations and warranties for which the Company may be liable. This figure includes loans originated by Centex’s mortgage operations, but excludes loans originated by Centex’s former subprime loan business sold by Centex in 2006. This figure has not been adjusted for subsequent activity, such as borrower repayments of principal, foreclosures, or repurchases or make-whole payments completed to date. Because the Company generally does not retain the servicing rights to the loans it originates, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices) as well as actions taken by third parties, including the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces the Company’s exposure. Requests not immediately refuted undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine the Company’s liability. The Company establishes liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, the ability of the Company to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. The Company is generally able to cure or refute over 60% of the requests received from investors such that repurchases or make-whole payments are not required. For those requests requiring repurchases or make-whole payments, actual loss severities generally approximate 50% of the outstanding principal balance.

During the three and six months ended June 30, 2011 and 2010, the Company recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. The Company’s current estimates assume that claim volumes will not decline to pre-2009 levels until after 2012. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Liabilities, beginning of period	$82,460	$94,088	$93,057	$105,914
Provision for losses	19,347	17,210	19,347	16,856
Settlements	(3,971)	(8,060)	(14,568)	(19,532)

Liabilities, end of period	$97,836	$103,238	$97,836	$103,238

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At June 30, 2011 and December 31, 2010, the Company had recorded $42.3 million and $73.3 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2011, the Company voluntarily repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $26.6 million in order to improve the future financial performance of the related communities. The discount of $5.2 million will be recognized as a reduction of cost of revenues over the lives of the applicable communities, which extend for several years.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At June 30, 2011 and December 31, 2010 the Company had outstanding letters of credit and surety bonds totaling $1.6 billion and $1.7 billion, respectively.

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

Litigation

The Company is involved in various litigation and legal claims in the normal course of its business operations, including actions brought on behalf of various classes of claimants. The Company is also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, the Company is subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.

The Company establishes a liability for potential legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. The Company accrues for such matters based on the facts and circumstances specific to each matter and revises these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, the Company generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, management does not believe that the resolution of such matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the Company’s estimates reflected in the recorded reserves relating to such matter, the Company could incur additional charges that could be significant.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability in the amount of such costs at the time product revenue is recognized. Factors that affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts such amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to the Company’s warranty liabilities were as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Warranty liabilities, beginning of period	$74,654	$88,767	$80,195	$96,110
Warranty reserves provided	10,019	15,169	19,108	25,308
Payments	(14,202)	(18,666)	(28,209)	(36,776)
Other adjustments	50	(1,033)	(573)	(405)

Warranty liabilities, end of period	$70,521	$84,237	$70,521	$84,237

Self-insured risks

The Company maintains, and requires the majority of its subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. The Company also maintains builders’ risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a significant portion of the overall risk for such claims either through policies issued by the Company’s captive insurance subsidiaries or through its own self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, the Company may offer its subcontractors the opportunity to purchase insurance through one of the Company’s captive insurance subsidiaries or to participate in a project specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies purchased by the Company. General liability coverage for the homebuilding industry is complex, and the Company’s coverage varies from policy year to policy year. The Company is self-insured for a per occurrence deductible which is capped at an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy the Company’s per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by reinsurance up to the Company’s purchased coverage levels. The Company’s insurance policies, including the captive insurance subsidiaries’ reinsurance policies, are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

At any point in time, the Company is managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. The Company generally reserves for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) based on actuarial analyses of the Company’s historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all reported and unreported losses incurred but unpaid. These estimates make up a significant portion of the Company’s liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The Company’s recorded reserves for all such claims totaled $790.6 million at June 30, 2011, substantially all of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and their related claim expenses and (ii) incurred but not reported claims and their related claim expenses. Liabilities related to incurred but not reported claims and their related claim expenses represented approximately 77% of the total general liability reserve at June 30, 2011. The actuarial analyses that determine the incurred but not reported portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on the Company’s historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. As a result of the inherent uncertainty related to each of these factors, actual costs could differ significantly from estimated costs.

Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Because the majority of the Company’s recorded reserves relates to incurred but not reported claims, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and the estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves.

Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$804,066	$569,666	$813,841	$566,693
Reserves provided	17,083	19,318	32,007	35,631
Liabilities assumed with Centex merger	—	2,514	—	2,514
Payments	(30,552)	(13,807)	(55,251)	(27,147)

Balance, end of period	$790,597	$577,691	$790,597	$577,691

The Company’s insurance-related expenses as reflected in the above table are reflected within selling, general, and administrative expenses. The Company has experienced a high level of insurance-related expenses in recent years, primarily due to the adverse development of general liability claims, the frequency and severity of which have increased significantly over historical levels. As a result of these trends, the actuarial analyses used to estimate the Company’s liabilities assume that the long-term future frequency, severity, and development of claims will most closely resemble the claims activity experienced in recent years. The higher reserve balance at June 30, 2011 compared with June 30, 2010 resulted from recording additional expense to insurance reserves in the third quarter of 2010 when the Company experienced a greater than anticipated frequency of newly reported claims and a significant increase in specific case reserves related to certain known claims for homes closed in prior periods.

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

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$98,393	$648,352	$328,478	$—	$1,075,223
Restricted cash	103,941	6,622	17,671	—	128,234
Unfunded settlements	—	16,662	(3,028)	—	13,634
House and land inventory	—	4,900,992	4,131	—	4,905,123
Land held for sale	—	128,159	—	—	128,159
Land, not owned, under option agreements	—	30,037	—	—	30,037
Residential mortgage loans available-for-sale	—	—	148,549	—	148,549
Securities purchased under agreements to resell	39,005	—	(39,005)		—
Investments in unconsolidated entities	1,525	36,878	2,608	—	41,011
Goodwill	—	240,541	—	—	240,541
Intangible assets, net	—	168,898	—	—	168,898
Other assets	20,526	400,873	45,933	—	467,332
Income taxes receivable	78,864	—	—	—	78,864
Deferred income tax assets	(34,620)	27	34,593	—	—
Investments in subsidiaries and intercompany accounts, net	5,442,749	6,168,087	6,212,123	(17,822,959)	—

	$5,750,383	$12,746,128	$6,752,053	$(17,822,959)	$7,425,605

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$76,391	$1,060,812	$614,410	$—	$1,751,613
Income tax liabilities	292,002	—	—	—	292,002
Senior notes	3,332,263	—	—	—	3,332,263

Total liabilities	3,700,656	1,060,812	614,410	—	5,375,878
Total shareholders’ equity	2,049,727	11,685,316	6,137,643	(17,822,959)	2,049,727

	$5,750,383	$12,746,128	$6,752,053	$(17,822,959)	$7,425,605

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

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

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$899,763	$—	$—	$899,763
Land sale revenues	—	5,068	—	—	5,068

	—	904,831	—	—	904,831
Financial Services	—	286	22,095	—	22,381

	—	905,117	22,095	—	927,212

Homebuilding Cost of Revenues
Home sale cost of revenues	—	789,678	—	—	789,678
Land sale cost of revenues	—	3,787	—	—	3,787

	—	793,465	—	—	793,465

Financial Services expenses	183	55	38,815	—	39,053
Selling, general, and administrative expenses	9,823	126,996	1,561	—	138,380
Other expense (income), net	3,496	8,749	(577)	—	11,668
Interest income	(88)	(976)	(81)	—	(1,145)
Interest expense	317	—	—	—	317
Intercompany interest	10,691	(8,088)	(2,603)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(1,174)	(18)	—	(1,193)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(24,421)	(13,910)	(15,002)	—	(53,333)
Income tax expense (benefit)	1,065	2,118	(1,131)	—	2,052

Income (loss) before equity in income (loss) of subsidiaries	(25,486)	(16,028)	(13,871)	—	(55,385)
Equity in income (loss) of subsidiaries	(29,899)	(13,004)	(53,921)	96,824	—

Net income (loss)	$(55,385)	$(29,032)	$(67,792)	$96,824	$(55,385)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,682,234	$—	$—	$1,682,234
Land sale revenues	—	6,364	—	—	6,364

	—	1,688,598	—	—	1,688,598
Financial Services	—	569	43,247	—	43,816

	—	1,689,167	43,247	—	1,732,414

Homebuilding Cost of Revenues
Home sale cost of revenues	—	1,474,708	—	—	1,474,708
Land sale cost of revenues	—	4,717	—	—	4,717

	—	1,479,425	—	—	1,479,425

Financial Services expenses	328	201	58,997	—	59,526
Selling, general, and administrative expenses	20,816	256,289	3,721	—	280,826
Other expense (income), net	3,537	13,492	(1,451)	—	15,578
Interest income	(88)	(2,303)	(191)	—	(2,582)
Interest expense	668	—	—	—	668
Intercompany interest	21,403	(16,732)	(4,671)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(2,223)	(78)	—	(2,302)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(46,663)	(38,982)	(13,080)	—	(98,725)
Income tax expense (benefit)	358	(3,683)	(489)	—	(3,814)

Income (loss) before equity in income (loss) of subsidiaries	(47,021)	(35,299)	(12,591)	—	(94,911)
Equity in income (loss) of subsidiaries	(47,890)	(11,444)	(121,232)	180,566	—

Net income (loss)	$(94,911)	$(46,743)	$(133,823)	$180,566	$(94,911)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,262,990	$—	$—	$1,262,990
Land sale revenues	—	6,745	—	—	6,745

	—	1,269,735	—	—	1,269,735
Financial Services	—	1,097	35,066	—	36,163

	—	1,270,832	35,066	—	1,305,898

Homebuilding Cost of Revenues
Home sale cost of revenues	—	1,104,456	—	—	1,104,456
Land sale cost of revenues	—	2,563	—	—	2,563

	—	1,107,019	—	—	1,107,019

Financial Services expenses	188	(2,782)	47,366	—	44,772
Selling, general, and administrative expenses	15,533	131,988	9,894	—	157,415
Other expense (income), net	(36)	11,081	(1,811)	—	9,234
Interest income	—	(2,176)	(116)	—	(2,292)
Interest expense	1,018	—	—	—	1,018
Intercompany interest	42,867	(42,937)	70	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(5,756)	215	—	(5,542)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(59,569)	74,395	(20,552)	—	(5,726)
Income tax expense (benefit)	13,480	(92,996)	(2,513)	—	(82,029)

Income (loss) before equity in income (loss) of subsidiaries	(73,049)	167,391	(18,039)	—	76,303
Equity in income (loss) of subsidiaries	149,352	(10,643)	137,487	(276,196)	—

Net income (loss)	$76,303	$156,748	$119,448	$(276,196)	$76,303

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the six months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$2,239,796	$—	$—	$2,239,796
Land sale revenues	—	19,731	—	—	19,731

	—	2,259,527	—	—	2,259,527
Financial Services	—	2,019	64,710	—	66,729

	—	2,261,546	64,710	—	2,326,256

Homebuilding Cost of Revenues
Home sale cost of revenues	—	1,954,551	—	—	1,954,551
Land sale cost of revenues	—	11,561	—	—	11,561

	—	1,966,112	—	—	1,966,112

Financial Services expenses	371	(2,029)	71,541	—	69,883
Selling, general, and administrative expenses	33,514	264,277	20,930	—	318,721
Other expense (income), net	(45)	4,970	(4,132)	—	793
Interest income	—	(4,846)	(225)	—	(5,071)
Interest expense	1,500	—	—	—	1,500
Intercompany interest	83,907	(83,977)	70	—	—
Equity in (earnings) loss of unconsolidated entities	(7)	(5,390)	(51)	—	(5,448)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(119,240)	122,429	(23,423)	—	(20,234)
Income tax expense (benefit)	3,341	(83,925)	(3,465)	—	(84,049)

Income (loss) before equity in income (loss) of subsidiaries	(122,581)	206,354	(19,958)	—	63,815
Equity in income (loss) of subsidiaries	186,396	(5,429)	174,102	(355,069)	—

Net income (loss)	$63,815	$200,925	$154,144	$(355,069)	$63,815

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$(31,096)	$(192,408)	$3,308	$—	$(220,196)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	3,856	—	—	3,856
Investments in unconsolidated entities	—	(3,184)	—	—	(3,184)
Change in restricted cash related to letters of credit	(103,940)				(103,940)
Net change in loans held for investment	—	—	519	—	519
Proceeds from the sale of fixed assets	—	9,178	—	—	9,178
Capital expenditures	—	(9,249)	(1,599)	—	(10,848)

Net cash provided by (used in) investing activities	(103,940)	601	(1,080)	—	(104,419)

Cash flows from financing activities:
Repayments of other borrowings	(69,311)	480	—	—	(68,831)
Intercompany activities, net	294,696	(249,760)	(44,936)	—	—
Stock repurchases	(1,956)	—	—	—	(1,956)

Net cash provided by (used in) financing activities	223,429	(249,280)	(44,936)	—	(70,787)

Net increase (decrease) in cash and equivalents	88,393	(441,087)	(42,708)	—	(395,402)
Cash and equivalents at beginning of period	10,000	1,089,439	371,186	—	1,470,625

Cash and equivalents at end of period	$98,393	$648,352	$328,478	$—	$1,075,223

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the six months ended June 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$795,240	$152,852	$(98,025)	$—	$850,067

Cash flows from investing activities:
Distributions from unconsolidated entities	—	3,693	—	—	3,693
Investments in unconsolidated entities	—	(19,619)	—	—	(19,619)
Net change in loans held for investment	—		(531)	—	(531)
Proceeds from the sale of fixed assets	—	1,063	5	—	1,068
Capital expenditures	—	(7,775)	(923)	—	(8,698)

Net cash provided by (used in) investing activities	—	(22,638)	(1,449)	—	(24,087)

Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	57,008	—	57,008
Repayment of other borrowings	—	(1,464)	—	—	(1,464)
Intercompany activities, net	(802,108)	741,214	60,894	—	—
Issuance of common stock	8,617	—	—	—	8,617
Stock repurchases	(1,749)	—	—	—	(1,749)

Net cash provided by (used in) financing activities	(795,240)	739,750	117,902	—	62,412

Net increase (decrease) in cash and equivalents	—	869,964	18,428	—	888,392
Cash and equivalents at beginning of period	—	1,501,684	356,550	—	1,858,234

Cash and equivalents at end of period	$—	$2,371,648	$374,978	$—	$2,746,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Since early 2006, the U.S. housing market has been unfavorably impacted by a lack of consumer confidence, large supplies of housing inventories, and related pricing pressures, among other factors. These conditions, combined with significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and uncertainty in the U.S. economy, continue to contribute to weakened demand for new homes. As a result, we have experienced a loss before income taxes in each quarter since the fourth quarter of 2006. Such losses resulted from a combination of reduced operational profitability and significant asset impairments.

The U.S. housing market and broader economy remain in a period of uncertainty. While we have experienced some stabilization in certain of our local markets, homebuilding industry volumes remain at near historically low levels. This more stable environment has resulted in a significant reduction in the level of land-related charges recorded during the first half of 2011 compared with recent periods. However, significant short-term uncertainty remains such that we are not anticipating a broad recovery in homebuilding during 2011. Factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

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

•

Potential impacts of reforms to the overall U.S. financial services and mortgage industries that may have an adverse impact on the ability of our customers to finance their home purchases or on our access to the capital markets, including the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into law on July 21, 2010, potential limitations on the mortgage interest income tax deduction, and the potential future restructurings of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac.

We believe that improved employment levels and consumer confidence are necessary to unlock the pent-up demand that has built up in recent years. Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term while also positioning ourselves to capitalize upon growth when industry conditions improve. While we are purchasing land positions where it makes strategic and economic sense to do so, the opportunity to purchase developed lots in premium locations has become more limited and competitive. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn, including a further consolidation of our field organization and select corporate functions during the second quarter of 2011. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities.

Our outlook is cautious for 2011 as the timing of a sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that builders with strong land positions, broad geographic and product diversity, and access to lower-cost capital will benefit as market conditions recover. In the short-term, conditions will remain challenging, and certain of our local markets may continue to experience volatility. We believe that improved gross margins combined with higher volumes and greater overhead leverage should lead to profitability in the second half of 2011. However, given the continued weakness in new home sales, visibility as to future earnings performance is limited. Our evaluations for land-related charges recorded to date were based on our best estimates of the future cash flows for our communities. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)

The following is a summary of our operating results by line of business ($000’s omitted, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income (loss) before income taxes:
Homebuilding	$(27,846)	$11,799	$(68,640)	$(37)
Financial Services	(16,643)	(8,585)	(15,670)	(3,113)
Other non-operating	(8,844)	(8,940)	(14,415)	(17,084)

Income (loss) before income taxes	(53,333)	(5,726)	(98,725)	(20,234)
Income tax expense (benefit)	2,052	(82,029)	(3,814)	(84,049)

Net income (loss)	$(55,385)	$76,303	$(94,911)	$63,815

Per share data - assuming dilution:
Net income (loss)	$(0.15)	$0.20	$(0.25)	$0.17

The following is a comparison of our loss before income taxes for 2011 and 2010:

•

Homebuilding continued to experience low volumes and challenged gross margins. The revenue decline for 2011 is due in part to the impact of a federal homebuyer tax credit that existed during the first half of 2010 as well as a lower active community count in 2011. The lower volume was partially offset by lower selling, general and administrative expenses.

•

Financial Services experienced losses in 2011 and 2010 primarily related to increased loss reserves related to loan repurchase liabilities combined with lower loan origination volumes resulting from the lower Homebuilding volumes.

•

Our Other non-operating loss improved compared with the prior year period as the result of reduced compensation costs though this was largely offset by a loss related to the repurchase of a portion of our debt during the second quarter of 2011.

Homebuilding Operations – Summary

The following table presents a summary of operating results for our Homebuilding operations ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Home sale revenues	$899,763	$1,262,990	$1,682,234	$2,239,796
Land sale revenues	5,068	6,745	6,364	19,731

Total Homebuilding revenues	904,831	1,269,735	1,688,598	2,259,527

Home sale cost of revenues (a)	(789,678)	(1,104,456)	(1,474,708)	(1,954,551)
Land sale cost of revenues (b)	(3,787)	(2,563)	(4,717)	(11,561)
Selling, general, and administrative expenses (“SG&A”)	(132,204)	(147,201)	(268,034)	(298,066)
Equity in earnings (loss) of unconsolidated entities (c)	1,164	5,518	2,262	5,407
Other income (expense), net (d)	(8,172)	(9,234)	(12,041)	(793)

Income (loss) before income taxes	$(27,846)	$11,799	$(68,640)	$(37)

Gross margin from home sales	12.2%	12.6%	12.3%	12.7%
SG&A as a % of home sale revenues	14.7%	11.7%	15.9%	13.3%
Active communities at June 30			797	839
Unit settlements	3,633	5,030	6,774	8,825
Average selling price	$248	$251	$248	$254
Net new orders (e):
Units	4,222	4,218	8,567	8,538
Dollars (f)	$1,115,490	$1,148,325	$2,209,123	$2,238,910
Backlog at June 30:
Units			5,777	5,644
Dollars			$1,583,452	$1,576,537

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $3.3 million and $3.4 million for the three and six months ended June 30, 2011, respectively, and $25.5 million and $30.1 million for the three and six months ended June 30, 2010, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $(0.2) million for the three and six months ended June 30, 2011, and $(0.2) million and $0.4 million for the three and six months ended June 30, 2010, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures of $1.9 million for the six months ended June 30, 2010.
(d)	Includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $3.7 million and $4.3 million for the three and six months ended June 30, 2011, respectively, and $2.3 million and $2.9 million for the three and six months ended June 30, 2010, respectively.
(e)	During the first quarter of 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. This change resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010. We reversed this methodology in the fourth quarter of 2010 as the revised process was not providing a significant benefit for either our operations or our customers.
(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Homebuilding Operations – Summary (continued)

The 29% decrease in home sale revenues for the three months ended June 30, 2011 compared with the prior year period was due to a 28% decrease in unit settlements combined with a 1% decrease in average selling price. The 25% decrease in home sale revenues for the six months ended June 30, 2011 compared with the prior year period was attributable to a 23% decrease in unit settlements combined with a 2% decrease in average selling price. The declines in unit settlements occurred in each of our Homebuilding segments and resulted primarily from the expiration of the federal homebuyer tax credit that existed during 2010 for orders under contract by April 30 and closed by September 30. This tax credit favorably impacted unit settlements during the first half of 2010, in part by pulling forward customer demand. The 5% decrease in our active communities also contributed to the lower unit settlements. The decrease in average selling prices was due to the decrease in the West as average selling prices remained stable in the East and increased in the Gulf Coast compared with the prior year period. Changes in average selling price reflect a combination of factors but are primarily attributable to shifts in the product and geographic mix of homes closed during the periods together with adjusting the product offering in certain communities to better align with current market conditions.

Home sale gross margins were 12.2% for the three months ended June 30, 2011 compared with 12.6% for the same period in the prior year. For the six months ended June 30, 2011, Homebuilding gross profit margins were 12.3% compared with 12.7% for the same period in 2010. The lower gross profit margins during 2011 resulted primarily from increased amortization of capitalized interest relative to sales due to the incremental debt assumed with the Centex merger. Gross margins during 2011 benefited from lower land and community valuation adjustments of $3.3 million and $3.4 million for the three and six months ended June 30, 2011, respectively, compared with $25.5 million and $30.1 million, during the respective prior year periods. Excluding the impact of land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, home sale gross margins were fairly stable during the first half of 2011 at 17.2% and 17.1% for the three and six months ended June 30, 2011, respectively, compared to 17.2% and 16.8% for the respective prior year periods. (See the Non-GAAP Financial Measure section for a reconciliation of home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, to home sale gross profit margins).

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale revenues and their related gains or losses may vary significantly between periods, depending on the timing of land sales. Land sales had positive contribution margins of $1.3 million and $1.6 million during the three and six months ended June 30, 2011, respectively, compared with positive contribution margins of $4.2 million and $8.2 million for the three and six months ended June 30, 2010, respectively. These contribution margins included net realizable value adjustments related to land held for sale totaling $(0.2) million for the three and six months ended June 30, 2011, and $(0.2) million and $0.4 million for the three and six months ended June 30, 2010, respectively.

The gross dollar amount of our overall SG&A decreased 10% for both the three and six months ended June 30, 2011 from the prior year periods. However, due to the significant declines in home sale revenues, SG&A as a percentage of home sale revenues was 14.7% for the three months ended June 30, 2011 compared with 11.7% for the same period in the prior year. For the six months ended June 30, 2011, SG&A as a percentage of home sales revenues was 15.9% compared with 13.3% in the prior year period. In order to further reduce overhead costs and drive greater leverage, we reconfigured our organization during the fourth quarter of 2010 and again in the second quarter of 2011, reducing the number of our operating areas from six to three and consolidating certain local divisions. Along with these changes in our field operations, we also further reduced corporate and support staffing across a number of functions to further consolidate and streamline our operating processes. We expect that these changes in our organizational structure along with the completion of our integration activities related to the Centex merger will significantly reduce our SG&A in the second half of 2011.

Equity in earnings (loss) from unconsolidated entities was $1.2 million and $2.3 million for the three and six months ended June 30, 2011, respectively, compared with $5.5 million and $5.4 million for the three and six months ended June 30, 2010, respectively. The majority of our unconsolidated entities represent land development joint ventures, so the timing of income and losses can vary significantly between periods depending on the timing of specific transactions and circumstances specific to each entity.

Homebuilding Operations – Summary (continued)

Other income (expense), net totaled $(8.2) million and $(12.0) million for the three and six months ended June 30, 2011, compared with $(9.2) million and $(0.8) million for the comparable prior year periods. Other income (expense), net includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions. These write-offs vary in amount from period to period as we continue to evaluate potential land acquisitions for the most effective use of capital and totaled $3.7 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.3 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively. Other income (expense), net also includes certain lease exit costs and asset impairments related to the consolidation of various facilities. Such costs totaled $6.2 million for the three and six months ended June 30, 2011 compared with $1.3 million and $2.6 million for the three and six months ended June 30, 2010, respectively.

Net new order levels were essentially flat for the three and six months ended June 30, 2011 compared with the respective prior year periods. After adjusting for the change in policy referenced above in footnote (e) to the Homebuilding Operations summary, net new order units declined by 5% for the six months ended June 30, 2011. We are encouraged by our net new order levels for the first half of 2011 in light of the expiration of the federal homebuyer tax credit during 2010 and the reduced number of active communities. At June 30, 2011 we had 797 active communities, a decrease of 5% from June 30, 2010. The cancellation rate (cancelled orders for the period divided by gross new orders for the period) for the second quarter of 2011 was slightly higher at 19%, compared with 18% for the same period in 2010. The cancellation rate for the six months ended June 30, 2011 was the same as the cancellation rate for the six months ended June 30, 2010 at 18%. Ending backlog, which represents orders for homes that have not yet closed, was 5,777 units with a dollar value of $1.6 billion at June 30, 2011, an increase of 2% in units in backlog compared with June 30, 2010.

We had 6,991 and 6,284 homes in production at June 30, 2011 and December 31, 2010, respectively, excluding 1,360 and 1,452 model homes, respectively. Included in our total homes in production were 2,888 and 3,494 homes that were unsold to customers (“spec homes”) at June 30, 2011 and December 31, 2010, respectively, of which 1,224 and 1,856 homes, respectively, were completed (“final specs”).

At June 30, 2011 and December 31, 2010, our Homebuilding operations controlled 142,378 and 147,194 lots, respectively. Of these controlled lots, 128,333 and 131,964 lots were owned and 9,017 and 10,082 lots were under option agreements approved for purchase at June 30, 2011 and December 31, 2010, respectively. In addition, there were 5,028 lots and 5,148 lots under option agreements pending approval at June 30, 2011 and December 31, 2010, respectively. While we are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the six months ended June 30, 2011.

The total purchase price related to land under option for use by our Homebuilding operations at future dates totaled $690.9 million at June 30, 2011. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $53.8 million, of which $3.6 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to home sale gross margin, a GAAP financial measure, which management believes to be the GAAP financial measure most directly comparable to this non-GAAP financial measure ($000’s omitted):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Home sale revenues	$899,763	$1,262,990	$1,682,234	$2,239,796
Home sale cost of revenues	(789,678)	(1,104,456)	(1,474,708)	(1,954,551)

Home sale gross margin	110,085	158,534	207,526	285,245
Add:
Land and community valuation adjustments (a)	2,046	20,354	2,087	23,872
Capitalized interest amortization (a)	41,894	37,928	76,710	64,928
Merger-related costs (b)	366	514	646	2,958

Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs	$154,391	$217,330	$286,969	$377,003

Home sale gross margin as a percentage of home sale revenues	12.2%	12.6%	12.3%	12.7%
Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs as a as a percentage of home sales revenues	17.2%	17.2%	17.1%	16.8%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.
(b)	Home sale gross margin was adversely impacted by the amortization of a fair value adjustment to homes under construction inventory acquired with the Centex merger. This fair value adjustment is being amortized as an increase to home cost of revenues over the related home closings.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of first-time, first and second move-up, and active adult homebuyers. We have determined that our operating segments are our Areas. As part of our ongoing efforts to structure the Company for profitability in the face of challenging market conditions, we realigned our organizational structure during the second quarter of 2011, which reduced the number of Homebuilding segments from four to three. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 60 markets, located throughout 29 states, and have presented our reportable Homebuilding segments as follows:

East:	Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

West:	Arizona, California, Colorado, Hawaii, Illinois, Indiana, Michigan, Minnesota, Missouri, Nevada, New Mexico, Ohio, Oregon, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Home sale revenue (settlements):
East	$303,340	$424,512	$572,181	$782,989
Gulf Coast	283,150	345,409	529,904	597,341
West	313,273	493,069	580,149	859,466

	$899,763	$1,262,990	$1,682,234	$2,239,796

Income (loss) before income taxes:
East	$10,795	$26,695	$14,451	$41,284
Gulf Coast	13,265	17,137	17,242	13,739
West	(11,721)	16,110	(21,944)	26,222
Other homebuilding	(40,185)	(48,143)	(78,389)	(81,282)

	$(27,846)	$11,799	$(68,640)	$(37)

Unit settlements:
East	1,067	1,496	2,004	2,717
Gulf Coast	1,389	1,766	2,576	3,017
West	1,177	1,768	2,194	3,091

	3,633	5,030	6,774	8,825

Average selling price:
East	$284	$284	$286	$288
Gulf Coast	204	196	206	198
West	266	279	264	278

	$248	$251	$248	$254

Homebuilding Segment Operations (continued)

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net new orders - units:
East	1,241	1,203	2,471	2,394
Gulf Coast	1,487	1,309	3,271	2,860
West	1,494	1,706	2,825	3,284

	4,222	4,218	8,567	8,538

Net new order dollars:
East	$374,375	$354,819	$743,486	$701,713
Gulf Coast	321,645	280,094	689,798	597,529
West	419,470	513,412	775,839	939,668

	$1,115,490	$1,148,325	$2,209,123	$2,238,910

Unit backlog:
East			1,754	1,745
Gulf Coast			2,164	1,924
West			1,859	1,975

			5,777	5,644

Backlog dollars:
East			$574,378	$548,037
Gulf Coast			473,026	426,293
West			536,048	602,207

			$1,583,452	$1,576,537

	Controlled Lots by Segment

	As of June 30, 2011	As of December 31, 2010
Owned lots
East	27,411	27,273
Gulf Coast	45,435	47,603
West	55,487	57,088

	128,333	131,964

Lots under option
East	5,299	6,548
Gulf Coast	5,800	6,180
West	2,946	2,502

	14,045	15,230

Total controlled lots
East	32,710	33,821
Gulf Coast	51,235	53,783
West	58,433	59,590

	142,378	147,194

Homebuilding Segment Operations (continued)

East:

For the second quarter of 2011, East home sale revenues decreased 29% compared with the prior year period due to a 29% decrease in unit settlements and no change in the average selling price. Gross margin, both including and excluding land-related charges, increased over the prior year period. The decreased income before income taxes was primarily due to the decreased revenues and land-related charges of $2.0 million in the second quarter of 2011, compared with $0.7 million in the prior year period. Net new order units increased 3% led by our operations in the Mid-Atlantic and Northeast Corridor. The cancellation rate was 15% and 16% in the second quarters of 2011 and 2010, respectively.

For the six months ended June 30, 2011, East home sale revenues decreased 27% compared with the prior year period due to a 26% decrease in unit settlements and a 1% decrease in the average selling price. Gross margin, both including and excluding land-related charges, increased over the prior year period. The decreased income before income taxes was primarily due to the decreased revenues and land-related charges of $2.5 million in the first six months of 2011, compared with $0.7 million in the first six months of 2010. Net new order units increased 3% led by our operations in the Mid-Atlantic, Northeast Corridor, and Raleigh. The cancellation rate was 14% and 16% for the six months ended June 30, 2011 and 2010, respectively.

Gulf Coast:

For the second quarter of 2011, Gulf Coast home sale revenues decreased 18% compared with the prior year period due to a 21% decrease in unit settlements partially offset by a 4% increase in the average selling price. The decrease in income before income taxes in the second quarter of 2011 was primarily due to the lower revenues. Gross margin, including land-related charges, increased over the prior year period, and excluding land-related charges, remained flat. Land-related charges were $0.2 million in the second quarter of 2011, compared with $5.1 million in the prior year period. Net new order units increased by 14% in part due to grand openings or grand re-openings at several large communities in both Florida and Texas. The cancellation rate was 24% in both the second quarters of 2011 and 2010.

For the six months ended June 30, 2011, Gulf Coast home sale revenues decreased 11% compared with the prior year period due to a 15% decrease in unit settlements partially offset by a 4% increase in the average selling price. The increased income before income taxes in the first six months of 2011 was attributable to higher gross margins (both including and excluding land-related charges) and significantly lower land-related charges than in the prior year period. Land-related charges were $0.2 million in the six months ended June 30, 2011, compared with $8.8 million in the six months ended June 30, 2010. Net new order units increased by 14% in part due to grand openings or grand re-openings at several large communities in both Florida and Texas. The cancellation rate was 21% and 22% for the six months ended June 30, 2011 and 2010, respectively.

Homebuilding Segment Operations (continued)

West:

For the second quarter of 2011, West home sale revenues decreased 36% compared with the prior year period due to a 33% decrease in unit settlements and a 5% decrease in average selling prices. Gross margin, including land-related charges, increased over the prior year period, and excluding land-related charges, decreased slightly. The loss before income taxes was primarily due to the steep decline in revenues combined with restructuring costs of $10.9 million related to the consolidation of operations within the West. Land-related charges decreased to $3.4 million in the second quarter of 2011, from $16.7 million in the prior year period. Net new order units decreased by 12% in the second quarter of 2011 compared with the same period in the prior year, primarily in our California divisions. The sales volumes for our California divisions reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit has exacerbated the already challenging local market conditions. The declines in California and other local markets were partially offset by improvements in Michigan, Cleveland, and the Pacific Northwest. The cancellation rate was 18% and 15% in the second quarters of 2011 and 2010, respectively.

For the six months ended June 30, 2011, West home sale revenues decreased 32% compared with the prior year period due to a 29% decrease in unit settlements and a 5% decrease in average selling prices. Gross margin, including land-related charges, increased over the prior year period, and excluding land-related charges, decreased slightly. The loss before income taxes was primarily due to the decrease in revenues combined with restructuring costs of $11.3 million related to the consolidation of operations within the West. Land-related charges totaled $3.5 million in the first six months of 2011, compared with $17.6 million in the prior year period. Net new order units decreased by 14% in the six months ended June 30, 2011 compared with the same period in the prior year, primarily in our California divisions. The sales volumes for our California divisions reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit has exacerbated the already challenging local market conditions. The declines in California and other local markets were partially offset by improvements in Michigan, Cleveland, and the Pacific Northwest. The cancellation rate was 17% and 16% for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Mortgage operations revenues	$17,574	$28,588	$35,132	$50,216
Title services revenues	4,807	7,575	8,684	16,513

Total Financial Services revenues	22,381	36,163	43,816	66,729
Expenses	(39,053)	(44,772)	(59,526)	(69,883)
Equity in earnings (loss) of unconsolidated entities	29	24	40	41

Income (loss) before income taxes	$(16,643)	$(8,585)	$(15,670)	$(3,113)

Total originations:
Loans	2,217	3,243	4,082	5,568
Principal	$435,921	$666,930	$813,893	$1,165,073

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

Financial Services Operations (continued)

Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for each of the three and six months ended June 30, 2011 and 2010. Total Financial Services revenues for the three and six months ended June 30, 2011 decreased 38% and 34%, respectively, compared with the same periods in the prior year, primarily as the result of lower loan origination volumes resulting from lower Homebuilding volumes.

Agency production for funded originations was 99% of total loan originations for the six months ended June 30, 2011 and 2010. Within the funded agency originations, FHA loans represented approximately 31% during the six months ended June 30, 2011, compared with 42% in the prior year period. The substantial majority of loan production in 2011 and 2010 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements, was 77% and 76% for the six months ended June 30, 2011 and 2010, respectively. Our customers’ average FICO scores were 749 and 744 for the six months ended June 30, 2011 and 2010, respectively. At June 30, 2011, our loan application backlog was $835.7 million, compared with $874.1 million at June 30, 2010.

The losses recorded in the three and six months ended June 30, 2011 and 2010 were largely attributable to loss reserves related to contingent loan repurchase liabilities. Such loss reserves totaled $19.3 million for the three and six months ended June 30, 2011 and $17.2 million and $16.9 million in the three and six months ended June 30, 2010, respectively. Excluding these losses, our Financial Services segment experienced reduced profitability during 2011 as the result of the lower origination volumes.

Because we sell a substantial majority of the loans we originate to investors each month and retain only limited risk related to such loans, our overall loan losses have historically not been significant. Beginning in 2009, however, we experienced higher than historical losses on our loans held for investment, repurchased or re-insured loans, and foreclosed properties. The largest source for these losses has been a significant increase in actual and anticipated losses for loans previously originated and sold to investors. Such losses may result from certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors’ losses. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the loss upon repurchase. The significant increase in anticipated losses has resulted from the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. Additionally, Centex’s mortgage operations were historically broader than those of Pulte Mortgage, so our exposure to losses related to loans previously originated increased significantly as a result of the Centex merger. While not increasing our exposure to Centex’s contingent loan origination liabilities, we entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which originated its last loan in December 2009, that provides a guaranty for one major investor of loans originated by Centex’s mortgage operations. This guaranty provides that we will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Our recorded liabilities reflect our estimated losses related to such loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our non-guarantor subsidiaries (see Note 12 for a discussion of non-guarantor subsidiaries).

Financial Services Operations (continued)

The significant majority of losses related to our overall exposure for loans previously originated and sold to investors relate to loans originated in 2006 and 2007 when industry lending standards were less stringent and borrower fraud is believed to have peaked. During the three and six months ended June 30, 2011 and 2010, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2012. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Liabilities, beginning of period	$82,460	$94,088	$93,057	$105,914
Provision for losses	19,347	17,210	19,347	16,856
Settlements	(3,971)	(8,060)	(14,568)	(19,532)

Liabilities, end of period	$97,836	$103,238	$97,836	$103,238

Loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance reserves were not significant during the three and six months ended June 30, 2011 and 2010.

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

Other Non-Operating

Other non-operating expenses consist of income and expenses related to corporate services provided to our subsidiaries. These expenses are incurred for financing, developing and implementing strategic initiatives centered on new business development and operating efficiencies, and providing the necessary administrative support associated with being a publicly traded entity listed on the New York Stock Exchange. Accordingly, these results will vary from period to period as these strategic initiatives and costs evolve. The following table summarizes our other non-operating expenses ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net interest income	$828	$1,274	$1,914	$3,571
Selling, general, and administrative expenses	(6,176)	(10,214)	(12,792)	(20,655)
Other income (expense), net	(3,496)	—	(3,537)	—

Income (loss) before income taxes	$(8,844)	$(8,940)	$(14,415)	$(17,084)

The decrease in net interest income in 2011 from 2010 resulted primarily from lower invested cash balances. The decline in selling, general, and administrative expenses in 2011 from 2010 resulted primarily from lower compensation costs. Other expense for 2011 includes a loss of $3.5 million related to the repurchase of $53.0 million of our senior notes during the three months ended June 30, 2011.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance, our effective tax rates for the three and six months ended June 30, 2011 and 2010 are not meaningful as our income tax expense (benefit) is not directly correlated to the amount of our pretax income (loss). The income tax benefits for the three and six months ended June 30, 2010 resulted primarily from the favorable resolution of certain federal and state income tax matters.

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

At June 30, 2011, we had cash and equivalents of $1.1 billion and $3.3 billion of senior notes outstanding. We also had restricted cash balances of $128.2 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include limited recourse land-collateralized financing totaling $1.0 million and our various letter of credit facilities and surety bond arrangements. An additional source of liquidity during 2010 was the receipt of federal tax refunds, which resulted primarily from the carryback of taxable losses provided by the Worker, Homeownership, and business Assistance Act of 2009.

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

Our ratio of debt to total capitalization, excluding our land-collateralized debt, was 61.9% at June 30, 2011, and 50.9% net of cash and equivalents, including restricted cash. While these debt-to-capital ratios remain above our desired targets, they are not likely to improve significantly until we return to consistent profitability.

We maintain an unsecured letter of credit facility expiring in June 2014 that permits the issuance of up to $200.0 million of letters of credit. At June 30, 2011, $151.2 million of letters of credit were outstanding under this facility.

On March 25, 2011, we voluntarily terminated our $250.0 million unsecured revolving credit facility (the “Credit Facility”). The termination was effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012, and we did not pay any penalties as a result of the early termination, although we did record a charge of $1.3 million in the first quarter of 2011 related to unamortized issuance costs. The Credit Facility had no outstanding borrowings and was being used solely to issue letters of credit. We determined it would be more cost effective to enter into separate cash-collateralized letter of credit agreements, rather than continue to maintain the Credit Facility and expect to utilize such agreements in the future as well as the $200.0 million unsecured letter of credit facility discussed in the previous paragraph. The termination of the Credit Facility released the $250.0 million of cash that we were required by the Credit Facility to maintain in liquidity reserve accounts. The termination of the Credit Facility also released the Company from the Credit Facility’s covenant requirements, which included, among other things, a maximum debt to tangible capital ratio and a tangible net worth minimum.

In connection with the termination of the Credit Facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $103.9 million was outstanding at June 30, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

Liquidity and Capital Resources (continued)

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given our strong liquidity and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources. At June 30, 2011, we elected to fund $39.0 million of Pulte Mortgage’s financing needs via a repurchase agreement with the Company.

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at June 30, 2011.

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

Our net cash used in operating activities for the six months ended June 30, 2011 was $220.2 million, compared with net cash provided by operating activities of $850.1 million for the six months ended June 30, 2010. Generally, the primary drivers of cash flow from operations are inventory levels and profitability. Our negative cash flow in 2011 was primarily the result of our net loss from operations and a net increase in inventories of $181.0 million related to investments in new and existing communities. In addition, during the six months ended June 30, 2011, we received income tax refunds, net of payments, of $3.9 million compared with $890.1 million during the prior year period. Because we are using internal Company resources to finance Pulte Mortgage’s operations during 2011, the majority of cash flows related to Pulte Mortgage are now included in cash flows from operating activities, represented primarily by changes in the balance of residential mortgage loans available-for-sale. Previously, changes in the balance of residential mortgage loans available-for-sale were largely offset by changes in borrowings under Pulte Mortgage’s credit arrangements, which were included in cash flows from financing activities.

Net cash used by investing activities was $104.4 million for the six months ended June 30, 2011, compared with net cash used by investing activities of $24.1 million for the six months ended June 30, 2010. The increase is primarily due to the $103.9 million of restricted cash we are now required to maintain related to our new letter of credit facilities, offset in part by increased proceeds from the sale of fixed assets related to the consolidation of certain facilities and a decrease in contributions to unconsolidated entities.

Net cash used in financing activities totaled $70.8 million for the six months ended June 30, 2011, primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity date during the first quarter of 2011 and the retirement of $53.0 million of senior notes (which required the use of $55.4 million of cash) prior to their scheduled maturity dates during the second quarter of 2011. Net cash provided by financing activities for the six months ended June 30, 2010 totaled $62.4 million, primarily as the result of borrowings under our Financial Services credit arrangements. As discussed above, we are now using internal funds to finance Pulte Mortgage’s operations, the effects of which are reflected in cash flow from operating activities.

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

Off-Balance Sheet Arrangements

At June 30, 2011 and December 31, 2010, aggregate outstanding debt of unconsolidated joint ventures was $11.4 million and $15.5 million, respectively, of which our proportionate share of such joint venture debt was $3.4 million and $5.1 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $1.2 million for such joint venture debt at June 30, 2011 and $1.4 million at December 31, 2010. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2011 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of June 30, 2011, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of June 30, 2011 for the
	years ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$96,393	$182,221	$654,590	$669,491	$1,780,000	$3,382,695	$3,244,674
Average interest rate	0.00%	5.45%	5.51%	5.47%	5.23%	6.79%	6.12%

Limited recourse collateralized financing	$1,040	$—	$—	$—	$—	$—	$1,040	$1,040
Average interest rate	6.50%	0.00%	0.00%	0.00%	0.00%	0.00%	6.50%

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup’s local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2010 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4. Controls and Procedures

Management, including our Chairman, President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2011.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2011 to April 30, 2011	971	$7.48	—	$102,342	(1)

May 1, 2011 to May 31, 2011	3,732	$7.60	—	$102,342	(1)

June 1, 2011 to June 30, 2011	118,714	$8.02	—	$102,342	(1)

Total	123,417	$8.01	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the second quarter of 2011, a total of 123,417 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution at the end of deferral periods for restricted stock units or deferred units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6. Exhibits

Exhibit Number and Description

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

3(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(e)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

10(a)	Separation Agreement dated as of May 25, 2011, between PulteGroup, Inc. and Roger A. Cregg (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 27, 2011)

10(b)	Offer Letter dated as of May 9, 2011, between PulteGroup, Inc. and Robert T. O’Shaughnessy (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K filed with the SEC on May 9, 2011)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Robert T. O’Shaughnessy, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Executive Vice President and
Chief Financial Officer

(Principal Financial Officer and duly authorized officer)
Date: August 1, 2011