Form 10-Q
period 2011-09-30
PULTEGROUP INC/MI/
filed 2011-10-28
CIK 822416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of common stock outstanding as of October 21, 2011: 382,780,762

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

PULTEGROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($000’s omitted)

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note)
ASSETS
Cash and equivalents	$1,142,513	$1,470,625
Restricted cash	113,296	24,601
Unfunded settlements	16,529	12,765
House and land inventory	4,889,668	4,781,813
Land held for sale	134,563	71,055
Land, not owned, under option agreements	25,422	50,781
Residential mortgage loans available-for-sale	173,956	176,164
Investments in unconsolidated entities	37,184	46,313
Goodwill	—	240,541
Intangible assets, net	165,623	175,448
Other assets	450,522	567,963
Income taxes receivable	79,378	81,307

	$7,228,654	$7,699,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $47,645 and $63,594 in 2011 and 2010, respectively	$224,956	$226,466
Customer deposits	78,435	51,727
Accrued and other liabilities	1,445,305	1,599,940
Income tax liabilities	221,128	294,408
Senior notes	3,335,363	3,391,668

Total liabilities	5,305,187	5,564,209

Shareholders’ equity	1,923,467	2,135,167

	$7,228,654	$7,699,376

Note: The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(000’s omitted, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Homebuilding
Home sale revenues	$1,101,368	$1,024,847	$2,783,602	$3,264,643
Land sale revenues	12,659	5,908	19,023	25,639

	1,114,027	1,030,755	2,802,625	3,290,282
Financial Services	27,904	27,009	71,720	93,738

Total revenues	1,141,931	1,057,764	2,874,345	3,384,020

Homebuilding Cost of Revenues:
Home sale cost of revenues	947,817	952,788	2,422,525	2,907,339
Land sale cost of revenues	(2,935)	4,849	1,782	16,410

	944,882	957,637	2,424,307	2,923,749

Financial Services expenses	19,249	23,450	78,775	93,333
Selling, general, and administrative expenses	121,610	425,643	402,436	744,364
Other expense (income), net	259,187	672,979	274,765	673,772
Interest income	(1,122)	(2,601)	(3,704)	(7,672)
Interest expense	322	789	990	2,289
Equity in (earnings) loss of unconsolidated entities	303	3,704	(1,999)	(1,744)

Income (loss) before income taxes	(202,500)	(1,023,837)	(301,225)	(1,044,071)
Income tax expense (benefit)	(73,202)	(28,721)	(77,016)	(112,770)

Net income (loss)	$(129,298)	$(995,116)	$(224,209)	$(931,301)

Per share data:
Net income (loss):
Basic	$(0.34)	$(2.63)	$(0.59)	$(2.46)

Diluted	$(0.34)	$(2.63)	$(0.59)	$(2.46)

Cash dividends declared	$—	$—	$—	$—

Number of shares used in calculation:
Basic	380,025	378,842	379,785	378,406

Diluted	380,025	378,842	379,785	378,406

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(000's omitted)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	$	Capital	(Loss)
Shareholders’ Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	983	10	(10)	—	—	—
Stock repurchases	(267)	(2)	(2,081)	—	62	(2,021)
Stock-based compensation	37	—	14,444	—	—	14,444
Comprehensive income (loss):	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(224,209)	(224,209)
Change in fair value of derivatives, net of tax	—	—	—	137	—	137
Foreign currency translation adjustments	—	—	—	(51)	—	(51)

Total comprehensive income (loss)	—	—	—	—	—	(224,123)

Shareholders’ Equity, September 30, 2011	382,781	$3,828	$2,985,272	$(1,433)	$(1,064,200)	$1,923,467

Shareholders’ Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	902	9	8,659	—	—	8,668
Stock awards, net of cancellations	1,105	11	(11)	—	—	—
Stock repurchases	(313)	(3)	(2,501)	—	(611)	(3,115)
Stock-based compensation	—	—	27,480	—	—	27,480
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(931,301)	(931,301)
Change in fair value of derivatives, net of tax	—	—	—	251	—	251
Foreign currency translation adjustments	—	—	—	—	—	—

Total comprehensive income (loss)	—	—	—	—	—	(931,050)

Shareholders’ Equity, September 30, 2010	382,384	$3,824	$2,969,364	$(1,998)	$(674,767)	$2,296,423

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000’s omitted)

(Unaudited)

	For The Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(224,209)	$(931,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	11,419	92,549
Goodwill impairments	240,541	656,298
Amortization and depreciation	24,629	34,930
Stock-based compensation expense	14,444	27,480
Equity in (earnings) loss of unconsolidated entities	(1,999)	(1,744)
Distributions of earnings from unconsolidated entities	5,042	3,531
Loss on debt repurchases	3,537	—
Other, net	2,741	5,659
Increase (decrease) in cash due to:
Restricted cash	690	(586)
Inventories	(174,231)	(65,622)
Residential mortgage loans available-for-sale	2,182	13,409
Income taxes receivable	1,929	818,003
Other assets	102,509	78,618
Accounts payable, accrued and other liabilities	(99,674)	109,971
Income tax liabilities	(73,280)	(42,609)

Net cash provided by (used in) operating activities	(163,730)	798,586

Cash flows from investing activities:
Distributions from unconsolidated entities	4,388	3,893
Investments in unconsolidated entities	(3,749)	(22,666)
Net change in loans held for investment	449	9,898
Change in restricted cash related to letters of credit	(89,385)	—
Proceeds from the sale of fixed assets	9,449	1,240
Capital expenditures	(15,162)	(11,647)

Net cash provided by (used in) investing activities	(94,010)	(19,282)

Cash flows from financing activities:
Net repayments (borrowings) under Financial Services credit arrangements	—	(18,394)
Repayments of other borrowings	(68,351)	(1,415)
Issuance of common stock	—	8,668
Stock repurchases	(2,021)	(3,115)

Net cash provided by (used in) financing activities	(70,372)	(14,256)

Net increase (decrease) in cash and equivalents	(328,112)	765,048
Cash and equivalents at beginning of period	1,470,625	1,858,234

Cash and equivalents at end of period	$1,142,513	$2,623,282

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(29,457)	$(12,871)

Income taxes paid (refunded), net	$(5,665)	$(884,602)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the SEC rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Subsequent events

The Company evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission (“SEC”).

Other expense (income), net

Other expense (income), net as reflected in the Consolidated Statements of Operations consists of the following (000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Write-off of deposits and pre-acquisition costs	$2,296	$1,133	$6,628	$3,985
Loss on debt retirements	—	—	3,537	—
Lease exit and related costs (a)	114	6,675	6,301	9,287
Amortization of intangible assets	3,275	3,275	9,825	9,825
Goodwill impairments	240,541	654,923	240,541	656,298
Miscellaneous expense (income), net	12,961	6,973	7,933	(5,623)

	$259,187	$672,979	$274,765	$673,772

(a)	Excludes lease exit and related costs classified within Financial Services expenses.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Restricted cash

The Company maintains certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under certain cash-collateralized letter of credit agreements (see Note 10). The remaining balances relate to certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

Notes receivable

In certain instances, the Company may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers or other strategic investors. The Company considers the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, the Company actively monitors each individual receivable separately and assesses the need for an allowance for each receivable on an individual basis. Factors considered as part of this assessment include the counterparty’s payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty’s financial condition and plans, and the current and expected economic environment. Allowances are recorded in other expense (income), net when it becomes likely that some amount will not be collectible. Such receivables are reported net of allowance for credit losses within other assets. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned. The following represents the Company’s notes receivable and related allowance for credit losses at September 30, 2011 and December 31, 2010 ($000’s omitted):

	September 30,	December 31,
	2011	2010
Notes receivable, gross	$77,968	$77,853
Allowance for credit losses	(40,960)	(20,877)

Notes receivable, net	$37,008	$56,976

The increase in the allowance for credit losses during 2011 relates to the recording of additional reserves as well as reclassifications of reserved receivable balances. The Company also records other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of the Company’s receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, restricted stock units, and non-vested shares of restricted stock. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. For the three and nine months ended September 30, 2011 and 2010, all stock options, restricted stock units, and non-vested restricted stock were excluded from the calculation as they were anti-dilutive due to the net loss recorded during each period.

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although the Company’s outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during the three and nine months ended September 30, 2011 or 2010.

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

In applying the provisions of ASC 810, the Company evaluates all land option agreements with VIEs to determine whether the Company is the primary beneficiary. The Company generally has little control or influence over the operations of these VIEs due to the Company’s lack of an equity interest in them. The VIE is generally protected from the first dollar of loss under the Company’s land option agreement due to the Company’s deposit. Likewise, the VIE’s gains are generally capped based on the purchase price within the land option agreement. Additionally, creditors of the VIE have no recourse against the Company, and the Company does not provide financial or other support to these VIEs other than as stipulated in the land option agreements. The Company’s maximum exposure to loss related to these VIEs is generally limited to the Company’s deposits and pre-acquisition costs under the applicable land option agreements. In recent years, the Company has canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but has not exposed the Company to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either September 30, 2011 or December 31, 2010.

Additionally, the Company determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though the Company has no direct obligation to pay these future amounts. As a result, the Company recorded $25.4 million and $50.8 million at September 30, 2011 and December 31, 2010, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event the Company exercises the purchase rights under the agreements.

The following provides a summary of the Company’s interests in land option agreements as of September 30, 2011 and December 31, 2010 ($000’s omitted):

	September 30, 2011			December 31, 2010
	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre- acquisition Costs	Total Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$9,046	$32,834	$20,681	$41,813	$51,773	$42,401
Unconsolidated VIEs	25,077	297,880	—	10,280	202,214	—
Other land option agreements	22,952	466,201	4,741	42,970	455,481	8,380

	$57,075	$796,915	$25,422	$95,063	$709,468	$50,781

The above summary includes land option agreements consolidated under ASC 470-40 as well as all other land option agreements. The remaining purchase price (total purchase price less deposit) of all land option agreements totaled $760.4 million at September 30, 2011 and $670.5 million at December 31, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by the Company are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments,” the Company has elected the fair value option for its portfolio loans available-for-sale. Election of the fair value option for residential mortgage loans available-for-sale allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. The Company does not designate any derivative instruments as accounting hedges. Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. At September 30, 2011 and December 31, 2010, residential mortgage loans available-for-sale had an aggregate fair value of $174.0 million and $176.2 million, respectively, and an aggregate outstanding principal balance of $166.5 million and $175.9 million, respectively. The net gain (loss) resulting from changes in fair value of residential mortgage loans available-for-sale totaled $0.8 million and $(0.9) million for the three months ended September 30, 2011 and 2010, respectively, and $(0.6) million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively, and was included in Financial Services revenues. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $16.1 million and $15.6 million for the three months ended September 30, 2011 and 2010, respectively, and $41.2 million and $50.7 million for the nine months ended September 30, 2011 and 2010, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

The Company sells its servicing rights monthly on a flow basis through fixed price servicing contracts. In accordance with Staff Accounting Bulletin No. 109, the Company recognizes the fair value of its rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, the Company does not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. The Company establishes reserves for this liability at the time the sale is recorded. Such reserves totaled $0.4 million and $0.5 million at September 30, 2011 and December 31, 2010, respectively, and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $1.9 million and $4.2 million for the three months ended September 30, 2011 and 2010, respectively, and $10.6 million and $17.0 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At September 30, 2011 and December 31, 2010, the Company had interest rate lock commitments in the amount of $209.0 million and $99.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Because the Company can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements of the Company. The Company evaluates the creditworthiness of these transactions through its normal credit policies.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

1.	Basis of presentation and significant accounting policies (continued)

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments used by the Company to minimize the market risk during the period from the time the Company extends an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At September 30, 2011, the Company had unexpired forward contracts and whole loan investor commitments of $337.4 million and $5.4 million, respectively, compared with cash forward contracts on mortgage-backed securities and whole loan investor commitments of $198.0 million and $59.0 million, respectively, at December 31, 2010.

There are no credit-risk-related contingent features within the Company’s derivative agreements. Gains and losses on interest rate lock commitments are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. At September 30, 2011, the maximum length of time that the Company was exposed to the variability in future cash flows of derivative instruments was approximately 75 days.

The fair value of the Company’s derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	September 30, 2011		December 31, 2010
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$7,157	$4	$2,756	$64
Forward contracts	167	6,385	4,217	673
Whole loan commitments	83	19	2,319	—

	$7,407	$6,408	$9,292	$737

New accounting pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amends Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. ASU 2011-04 will be effective for the Company’s fiscal year beginning January 1, 2012 and is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will not impact the Company’s reported results of operations but will impact the Company’s financial statement presentation as the Company currently presents items of other comprehensive income in the statement of changes in equity. ASU 2011-05 will be effective for the Company’s fiscal year beginning January 1, 2012.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Goodwill and intangible assets

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

The Company recorded $1.5 billion of goodwill in connection with the merger with Centex Corporation (“Centex”), which was completed in August 2009. All goodwill associated with prior transactions has been previously written-off. Since the Centex merger, the Company has recorded impairments at various times of the associated goodwill. These impairments have resulted from a variety of factors, including, among other things, deteriorations in market conditions, the Company’s operating results falling below previously forecasted levels, and a sustained decline in the Company’s market capitalization since the Centex merger.

In the third quarters of both 2011 and 2010, the Company performed event-driven assessments of the recoverability of goodwill. These assessments were necessary primarily due to sustained declines in the Company’s market capitalization. In performing the goodwill impairment analyses, the Company followed similar approaches using management’s estimates of the future cash flows for each reporting unit, which are required to consider the decrease in the Company’s market capitalization. The results of these analyses determined that goodwill impairment charges of $240.5 million and $654.9 million in the third quarters of 2011 and 2010, respectively, were required. The Company also recorded a goodwill impairment charge of $1.4 million in the second quarter of 2010 in conjunction with the completion of its business combination accounting for the Centex merger. Goodwill impairment charges are reflected in other expense (income), net.

The following summarizes the change in goodwill during 2011 ($000’s omitted):

Reporting Segment	Balance at December 31, 2010	Additions	Impairments	Disposals	Balance at September 30, 2011
East	$60,494	$—	$(60,494)	$—	$—
Gulf Coast	92,095	—	(92,095)	—	—
West	87,952	—	(87,952)	—	—

Total goodwill	$240,541	$—	$(240,541)	$—	$—

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

2.	Goodwill and intangible assets (continued)

The following summarizes the change in goodwill during 2010 ($000’s omitted):

Reporting Segment	Balance at December 31, 2009	Additions	Impairments	Disposals	Balance at September 30, 2010
East	$327,032	$1,104	$(267,642)	$—	$60,494
Gulf Coast	353,434	679	(262,018)	—	92,095
West	213,859	731	(126,638)	—	87,952
Financial Services	1,593	—	—	(1,593)	—

Total goodwill	$895,918	$2,514	$(656,298)	$(1,593)	$240,541

Intangible assets

Intangible assets consist of trademarks and tradenames acquired in connection with the 2009 acquisition of Centex and the 2001 acquisition of Del Webb. These intangible assets were valued at the respective acquisition dates and are being amortized over 20-year lives. The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that the Company expects to generate from their use. In both the third quarters of 2011 and 2010, the Company performed event-driven assessments of the recoverability of these assets using projected undiscounted cash flows. In each instance, the Company determined that no impairment existed. However, if expectations of future results and cash flows decrease significantly or if our strategy related to the use of such intangible assets changes, the related intangible assets may be impaired.

3.	Restructuring

The Company has taken a series of actions in recent years both in response to the challenging operating environment and in connection with the Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, the Company incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Employee severance benefits	$663	$7,444	$9,195	$12,275
Lease exit costs	101	7,113	6,401	9,767
Other	—	987	11	1,556

Total restructuring charges	$764	$15,544	$15,607	$23,598

Of the total restructuring costs reflected in the above table, $0.1 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, and $1.7 million and $3.2 million for the three and nine months ended September 30, 2010, respectively, are included within Financial Services expenses. All other employee severance benefits are included within selling, general and administrative expenses while all other lease exit and other costs are included in other expense (income), net. The remaining liabilities for employee severance benefits and exited leases totaled $1.9 million and $34.0 million, respectively, at September 30, 2011 and $8.0 million and $41.7 million, respectively, at December 31, 2010. Substantially all of the employee severance benefits will be paid in 2011 while cash expenditures related to lease exit costs will be incurred over the remaining terms of the applicable leases, which generally extend several years. The restructuring costs relate to each of the Company’s reportable segments and were not material to any one segment.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale

Major components of the Company’s inventory were as follows ($000’s omitted):

	September 30,	December 31,
	2011	2010
Homes under construction	$1,445,313	$1,331,618
Land under development	2,582,854	2,541,829
Land held for future development	861,501	908,366

	$4,889,668	$4,781,813

The Company capitalizes interest cost into inventory during the active development and construction of the Company’s communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of unit settlements. Interest expensed to Homebuilding cost of revenues for the three and nine months ended September 30, 2011 included $1.0 million and $2.3 million, respectively, of capitalized interest related to land and community valuation adjustments, compared with $7.6 million and $13.8 million for the three and nine months ended September 30, 2010, respectively. During the three and nine months ended September 30, 2011, the Company capitalized all of its Homebuilding interest costs into inventory because the level of the Company’s active inventory exceeded the Company’s debt levels. During the three and nine months ended September 30, 2010, the Company capitalized all of its Homebuilding interest costs into inventory except for $0.9 million and $1.5 million, respectively, that was expensed directly to interest expense.

Information related to interest capitalized into homebuilding inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest in inventory, beginning of period	$358,806	$310,622	$323,379	$239,365
Interest capitalized	55,230	67,794	167,367	203,979
Interest expensed	(48,693)	(48,501)	(125,403)	(113,429)

Interest in inventory, end of period	$365,343	$329,915	$365,343	$329,915

Interest incurred*	$55,230	$68,740	$167,367	$205,473

*	Homebuilding interest incurred includes interest on senior debt, short-term borrowings, and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

Land valuation adjustments and write-offs

Land and community valuation adjustments

In accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), the Company records valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. The Company also considers potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. A portion of the Company’s land inventory and communities under development demonstrated potential impairment indicators during the three and nine months ended September 30, 2011 and 2010, and were accordingly tested for impairment. As required by ASC 360, the Company compared the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceeded the expected undiscounted cash flows, the Company calculated the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community’s inventory is less than its carrying value.

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

The table below provides, as of the date indicated, the number of communities for which the Company recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($ in millions):

	2011			2010
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	1	$0.5	$0.1	10	$7.2	$4.5
June 30	6	6.7	3.3	16	35.1	25.6
September 30	3	6.4	1.5	28	33.4	57.4

			$4.9			$87.5

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

4.	Inventory and land held for sale (continued)

The Company recorded these valuation adjustments within Homebuilding home sale cost of revenues. During the three months ended September 30, 2011, the Company reviewed each of its land positions for potential impairment indicators and performed detailed impairment calculations for 15 communities. The average discount rate used in the Company’s determination of fair value for the impaired communities was 12%. During 2011, the Company has experienced relative stability in market conditions consistent with its expectations, which resulted in total valuation adjustments significantly below those experienced in recent years. However, if conditions in the homebuilding industry or the Company’s local markets worsen in the future, if the current difficult market conditions extend beyond the Company’s expectations, or if the Company’s strategy related to certain communities changes, the Company may be required to evaluate its assets, including additional projects, for future impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

The Company acquires land primarily for the construction of homes for sale to customers but may periodically elect to sell select parcels of land to third parties for commercial or other development. Additionally, the Company may determine that certain of its land assets no longer fit into its strategic operating plans. Assuming the criteria in ASC 360 are met, the Company classifies any such land as land held for sale.

In accordance with ASC 360, the Company values land held for sale at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, the Company considers recent legitimate offers received, prices for land in recent comparable sales transactions, and other factors. Based on this review, a portion of the Company’s land held for sale has been written down to net realizable value. The Company recognized net realizable value adjustments (recoveries) of $0.1 million and $(0.1) million during the three and nine months ended September 30, 2011, respectively, and $0.6 million and $1.0 million during the three and nine months ended September 30, 2010, respectively. The Company records these net realizable value adjustments within Homebuilding land sale cost of revenues.

The Company’s land held for sale was as follows ($000’s omitted):

	September 30,	December 31,
	2011	2010
Land held for sale, gross	$181,373	$124,919
Net realizable value reserves	(46,810)	(53,864)

Land held for sale, net	$134,563	$71,055

Write-off of deposits and pre-acquisition costs

From time to time, the Company writes off certain deposits and pre-acquisition costs related to land option contracts the Company no longer plans to pursue. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreement, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. The Company wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $2.3 million and $6.6 million during the three and nine months ended September 30, 2011, respectively, and $1.1 million and $4.0 million during the three and nine months ended September 30, 2010, respectively. The Company records these write-offs of deposits and pre-acquisition costs within other expense (income), net.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.	Segment information

The Company’s Homebuilding operating segments are engaged in the acquisition and development of land primarily for residential purposes within the continental United States and the construction of housing on such land. As part of its ongoing efforts to structure the Company for profitability in the face of challenging market conditions, the Company realigned its organizational structure during the second quarter of 2011, which reduced the number of reportable segments from four to three. The operating data by segment provided in this note have been reclassified to conform to the current presentation. Accordingly, the Company’s reportable Homebuilding segments are as follows:

East:	Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

West:	Arizona, California, Colorado, Hawaii, Illinois, Indiana, Michigan, Minnesota, Missouri, Nevada, New Mexico, Ohio, Oregon, Washington

The Company also has one reportable segment for its financial services operations, which consist of mortgage banking and title operations. The Company’s Financial Services segment operates generally in the same markets as the Company’s Homebuilding segments.

Evaluation of segment performance is based on operating earnings before provision for income taxes which, for the Homebuilding segments, is defined as home sale revenues and land sale revenues less home sale cost of revenues, land sale cost of revenues, and certain selling, general, and administrative and other expenses, plus equity income from unconsolidated entities, attributable to the Homebuilding segments. Operating earnings for the Financial Services segment is defined as revenues less costs associated with the Company’s mortgage and title operations and certain selling, general, and administrative expenses incurred by or allocated to the Financial Services segment. Each reportable segment generally follows the same accounting policies described in Note 1 – “Summary of Significant Accounting Policies” to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.   Segment information (continued)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
East	$379,662	$321,817	$951,918	$1,108,220
Gulf Coast	342,860	277,699	878,448	881,906
West	391,505	431,239	972,259	1,300,156

	1,114,027	1,030,755	2,802,625	3,290,282
Financial Services	27,904	27,009	71,720	93,738

Consolidated revenues	$1,141,931	$1,057,764	$2,874,345	$3,384,020

Income (loss) before income taxes:
East	$14,941	$3,797	$29,392	$45,081
Gulf Coast	30,068	(17,075)	47,310	(3,336)
West	33,444	(21,276)	11,500	4,946
Other homebuilding (a)	(285,936)	(985,695)	(364,325)	(1,066,977)

	(207,483)	(1,020,249)	(276,123)	(1,020,286)
Financial Services (b)	8,683	3,463	(6,987)	350
Other non-operating (c)	(3,700)	(7,051)	(18,115)	(24,135)

Consolidated income (loss) before income taxes	$(202,500)	$(1,023,837)	$(301,225)	$(1,044,071)

(a)	Other homebuilding primarily includes the amortization of intangible assets, goodwill impairment, and amortization of capitalized interest.
(b)	Financial Services income before income taxes includes interest expense of $0.8 million and $1.9 million for the three and nine months ended September 30, 2010, respectively. Interest income included in Financial Services income before income taxes totaled $1.4 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, and $1.6 million and $4.5 million for the three and nine months ended September 30, 2010, respectively.
(c)	Other non-operating includes the costs of certain shared services that benefit all operating segments, a portion of which are not allocated to the operating segments reported above.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.   Segment information (continued)

	Valuation Adjustments and Write-Offs by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Land and community valuation adjustments:
East	$526	$4,974	$795	$5,451
Gulf Coast	—	20,938	—	28,965
West	—	23,926	1,818	39,294
Other homebuilding (a)	968	7,615	2,284	13,826

	$1,494	$57,453	$4,897	$87,536

Net realizable value adjustments—land held for sale:
East	$—	$—	$—	$—
Gulf Coast	143	186	143	507
West	—	462	(249)	521

	$143	$648	$(106)	$1,028

Write-off of deposits and pre-acquisition costs:
East	$533	$894	$2,724	$1,109
Gulf Coast	103	53	282	548
West	1,660	186	3,622	2,328

	$2,296	$1,133	$6,628	$3,985

Impairments of investments in unconsolidated joint ventures:
East	$—	$—	$—	$—
Gulf Coast	—	—	—	—
West	—	—	—	1,908

	$—	$—	$—	$1,908

Total valuation adjustments and write-offs	$3,933	$59,234	$11,419	$94,457

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

5.   Segment information (continued)

Total assets and inventory by reportable segment were as follows ($000’s omitted):

	September 30, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$508,909	$761,701	$256,517	$1,527,127	$1,691,242
Gulf Coast	309,122	585,266	208,545	1,102,933	1,245,297
West	570,875	954,944	315,364	1,841,183	2,020,661
Other homebuilding (a)	56,407	280,943	81,075	418,425	585,373

	1,445,313	2,582,854	861,501	4,889,668	5,542,573
Financial Services	—	—	—	—	207,379
Other non-operating (b)	—	—	—	—	1,478,702

	$1,445,313	$2,582,854	$861,501	$4,889,668	$7,228,654

	December 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
East	$455,637	$762,778	$262,653	$1,481,068	$1,682,442
Gulf Coast	313,734	555,384	239,950	1,109,068	1,294,738
West	518,427	963,259	329,108	1,810,794	1,966,986
Other homebuilding (a)	43,820	260,408	76,655	380,883	798,285

	1,331,618	2,541,829	908,366	4,781,813	5,742,451
Financial Services	—	—	—	—	222,989
Other non-operating (b)	—	—	—	—	1,733,936

	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

(a)	Other homebuilding primarily includes capitalized interest, goodwill, and intangibles.
(b)	Other non-operating primarily includes cash and equivalents, income taxes receivable, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

6.	Investments in unconsolidated entities

The Company participates in a number of joint ventures with independent third parties. These joint ventures generally purchase, develop, and/or sell land and homes in the United States or Puerto Rico. A summary of the Company’s joint ventures is presented below ($000’s omitted):

	September 30, 2011	December 31, 2010
Investments in joint ventures with limited recourse guaranties	$2	$122
Investments in joint ventures with debt non-recourse to PulteGroup	11,519	11,486
Investments in other joint ventures	25,663	34,705

Total investments in unconsolidated entities	$37,184	$46,313

Total joint venture debt	$11,671	$15,467
PulteGroup’s proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,257	$1,444
Joint venture debt non-recourse to PulteGroup	2,178	3,696

PulteGroup’s total proportionate share of joint venture debt	$3,435	$5,140

The Company recognized income (expense) from its unconsolidated joint ventures of $(0.3) million and $2.0 million during the three and nine months ended September 30, 2011, respectively, compared with $(3.7) million and $1.7 million during the three and nine months ended September 30, 2010, respectively, including impairments of $1.9 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011 and 2010, the Company made capital contributions of $3.7 million and $22.7 million, respectively, to its joint ventures and received capital and earnings distributions of $9.4 million and $7.4 million, respectively, from its joint ventures.

The timing of cash obligations under the joint venture and related financing agreements varies by agreement and in certain instances is contingent upon the joint venture’s sale of its land holdings. If additional capital contributions are required and approved, the Company would need to contribute its pro rata portion of those capital needs in order to not dilute its ownership in the joint ventures. While future capital contributions may be required, the Company believes the total amount of such contributions will be limited. The Company’s maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

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

The Company has investments in other unconsolidated entities, some of which have debt. These investments include the Company’s joint ventures in Puerto Rico, which are in a wind-down stage. The Company does not have any significant financing exposure related to these entities.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

7.	Shareholders’ equity

Pursuant to the two $100 million stock repurchase programs authorized by the Board of Directors in October 2002 and 2005, and the $200 million stock repurchase program authorized in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million, though there have been no repurchases under these programs since 2006. The Company had remaining authorization to purchase $102.3 million of common stock at September 30, 2011.

Under its stock-based compensation plans, the Company accepts shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2011 and 2010, the Company repurchased $2.0 million and $3.1 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400 million stock repurchase authorization.

Accumulated other comprehensive income (loss)

The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	September 30, 2011	December 31, 2010
Foreign currency translation adjustments:
Mexico	$—	$51
Fair value of derivatives, net of income taxes of $2,086 in 2011 and 2010	(1,433)	(1,570)

	$(1,433)	$(1,519)

8.	Income taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2011 was $(73.2) million and $(77.0) million, respectively, compared with $(28.7) million and $(112.8) million for the three and nine months ended September 30, 2010. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, the Company’s income tax expense (benefit) is not directly correlated to the amount of pretax income (loss). The income tax expense (benefit) for the periods ended September 30, 2011 and 2010 resulted primarily from the favorable resolution of certain federal and state income tax matters.

The Company had income taxes receivable of $79.4 million and $81.3 million at September 30, 2011 and December 31, 2010, respectively, which generally related to outstanding federal and state tax refunds from amended returns and net operating loss carrybacks.

In accordance with ASC 740, “Income Taxes,” the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At September 30, 2011 and December 31, 2010, the Company had net deferred tax assets of $2.5 billion and $2.6 billion, respectively, which were offset entirely by valuation allowances due to the uncertainty of realizing such deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. The accounting for deferred taxes is based upon an estimate of future results. Differences between the estimated and actual results could have a material impact on the Company’s consolidated results of operations or financial position. To the extent that the Company’s results of operations improve, the deferred tax asset valuation allowance may be reduced, which could result in a non-cash tax benefit.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

8.   Income taxes (continued)

As a result of the Company’s merger with Centex, the Company’s ability to use certain of Centex’s pre-ownership net operating losses and built-in losses or deductions is limited under Section 382 of the Internal Revenue Code. The Company’s Section 382 limitation is approximately $67.4 million per year for net operating losses, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change net operating loss carryforwards, built-in losses, and certain deductions not being available for use by the Company.

At September 30, 2011 and December 31, 2010, the Company had $181.1 million and $258.0 million, respectively, of gross unrecognized tax benefits and $42.5 million and $48.4 million, respectively, of accrued penalties and interest. The decreases in unrecognized tax benefits and accrued interest and penalties were primarily due to the favorable resolution of certain federal and state income tax matters. The Company is currently under examination by the IRS and various state taxing jurisdictions and anticipates finalizing certain of the examinations within the next twelve months. The final outcome of those examinations is not yet determinable. It is reasonably possible, within the next twelve months, that the Company’s unrecognized tax benefits may decrease by $35.2 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statutes of limitations for the Company’s major tax jurisdictions remain open for examination for tax years 1998-2011.

9.	Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below ($000’s omitted):

		Fair Value
Financial Instrument	Fair Value Hierarchy	September 30, 2011	December 31, 2010
Residential mortgage loans available-for-sale	Level 2	$173,956	$176,164
Interest rate lock commitments	Level 2	7,153	2,692
Forward contracts	Level 2	(6,218)	3,544
Whole loan commitments	Level 2	64	2,319

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

In addition, certain of the Company’s assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The Company’s assets measured at fair value on a non-recurring basis are summarized below ($000’s omitted):

		Fair Value
	Fair Value Hierarchy	September 30, 2011	December 31, 2010
Loans held for investment	Level 2	$2,016	$3,002
House and land inventory	Level 3	6,416	70,862

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

The carrying amounts of cash and equivalents and restricted cash approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The fair value of the senior notes outstanding approximated $3.0 billion at September 30, 2011 and $3.2 billion at December 31, 2010. The carrying values of the senior notes are presented in Note 10. The carrying value of collateralized short-term debt approximates fair value.

10.	Debt and other financing arrangements

The Company’s senior notes are summarized as follows ($000’s omitted):

	September 30, 2011	December 31, 2010
8.125% unsecured senior notes due February 2011 (a)	$—	$13,900
5.45% unsecured senior notes due August 2012 (b)	96,955	104,823
6.25% unsecured senior notes due February 2013 (b)	62,662	62,617
5.125% unsecured senior notes due October 2013 (b)	116,871	160,212
5.25% unsecured senior notes due January 2014 (b)	335,865	335,848
5.70% unsecured senior notes due May 2014 (b)	311,187	309,048
5.20% unsecured senior notes due February 2015 (b)	244,873	244,839
5.25% unsecured senior notes due June 2015 (b)	402,202	397,700
6.50% unsecured senior notes due May 2016 (b)	468,521	466,644
7.625% unsecured senior notes due October 2017 (a)	149,346	149,265
7.875% unsecured senior notes due June 2032 (b)	299,098	299,065
6.375% unsecured senior notes due May 2033 (b)	398,400	398,344
6.00% unsecured senior notes due February 2035 (b)	299,383	299,363
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000

Total senior notes—carrying value (c)	$3,335,363	$3,391,668

Estimated fair value	$2,963,087	$3,227,404

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

Debt retirement

During the nine months ended September 30, 2011, the Company retired prior to their stated maturity dates $53.0 million of senior notes. Losses on these transactions totaled $3.5 million, including the write-off of unamortized discounts, premiums, and transaction fees, and are reflected in other expense (income), net.

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

•

resulted in expense of $1.3 million related to the write-off of unamortized issuance costs, which is included within selling, general, and administrative expenses for the nine months ended September 30, 2011.

In connection with the termination of the credit facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $89.4 million were outstanding at September 30, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

The Company also maintains an unsecured letter of credit facility with a bank that expires in June 2014 and permits the issuance of up to $200.0 million of letters of credit by the Company. At September 30, 2011 and December 31, 2010, $155.3 million and $167.2 million, respectively, of letters of credit were outstanding under this facility.

Financial Services

Pulte Mortgage provides mortgage financing for many of the Company’s home sales utilizing its own funds and borrowings made available pursuant to certain repurchase agreements. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given the Company’s current liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources.

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies

Loan origination liabilities

The Company’s mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, the Company either repurchases the loans from the investors or reimburses the investors’ losses (a “make-whole” payment).

The Company sells a substantial majority of the loans it originates to investors each month, retaining limited risk related to such loans. Historically, the Company’s overall losses relating to this risk were not significant. Beginning in 2009, however, the Company experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to the Company. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, the Company originated $39.5 billion of loans, excluding loans originated by Centex’s former subprime loan business sold by Centex in 2006. Because the Company generally does not retain the servicing rights to the loans it originates, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices) as well as actions taken by third parties, including the parties servicing the loans as well as the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces the Company’s exposure. Requests not immediately refuted by the Company undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine the Company’s liability. The Company establishes liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, the ability of the Company to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. The Company is generally able to cure or refute over 60% of the requests received from investors such that repurchases or make-whole payments are not required. For those requests requiring repurchases or make-whole payments, actual loss severities generally approximate 50% of the outstanding principal balance.

During the nine months ended September 30, 2011 and September 30, 2010, the Company recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. The Company’s current estimates assume that claim volumes will not decline to pre-2009 levels until after 2012. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed the Company’s current estimates. Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Liabilities, beginning of period	$97,836	$103,238	$93,057	$105,914
Provision for losses	—	—	19,347	16,856
Settlements	(3,105)	(3,988)	(17,673)	(23,520)

Liabilities, end of period	$94,731	$99,250	$94,731	$99,250

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Additionally, while not increasing the Company’s exposure to Centex’s contingent loan origination liabilities, the Company entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that the Company will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, the Company’s contractual repurchase obligations are limited to the Company’s mortgage subsidiaries, which are included in non-guarantor subsidiaries relating to the Company’s senior notes (see Note 12 for a discussion of non-guarantor subsidiaries).

The mortgage subsidiary of Centex acted as a mortgage originator for loans sold to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex’s mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified the Company that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans deposited by Centex’s mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex’s mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage and the Company cannot yet quantify Centex’s mortgage subsidiary’s potential liability as a result of these indemnification obligations. The Company does not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. The Company is aware of six other RMBS transactions that include an aggregate $116 million of loans, and the Company is not aware of any current or threatened legal proceedings regarding those transactions.

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, the Company is only responsible for paying the special assessments for the period in which it is the landowner of the applicable parcels. However, in certain limited instances the Company records a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At September 30, 2011 and December 31, 2010, the Company had recorded $39.6 million and $73.3 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2011, the Company voluntarily repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $26.6 million in order to improve the future financial performance of the related communities. The discount of $5.2 million will be recognized as a reduction of cost of revenues over the lives of the applicable communities, which extend for several years.

Letters of credit and surety bonds

In the normal course of business, the Company posts letters of credit and surety bonds pursuant to certain performance related obligations, as security for certain land option agreements, and under various insurance programs. At September 30, 2011 and December 31, 2010 the Company had outstanding letters of credit and surety bonds totaling $1.5 billion and $1.7 billion, respectively.

In addition, the Company was previously subject to $817.4 million of surety bonds related to certain construction obligations of Centex’s commercial construction business, which was sold by Centex on March 30, 2007. The Company estimates that less than $66.0 million of work remained to be performed on such commercial construction projects as of June 30, 2011, the most recent date for which such information is available. The purchaser of the Centex commercial construction business had previously indemnified the Company against potential losses relating to such surety bond obligations, and the Company had purchased for its benefit a back-up indemnity provided by a financial institution as additional security. During 2011, the Company restructured this arrangement such that the Company is no longer directly subject to the surety bonds and is only contingently liable in the event of non-performance by the purchaser of the Centex commercial construction business and its parent company as well as exhaustion of a letter of credit in excess of the estimated amount of work remaining posted by the purchaser with the surety. Accordingly, the Company terminated the back-up indemnity as it believes the risk of this exposure becoming a cash obligation to the Company is not significant.

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

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty as well as coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. The Company estimates the costs to be incurred under these warranties and records a liability for such costs at the time product revenue is recognized. Factors that could affect the Company’s warranty liability include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts such amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to the Company’s warranty liabilities were as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Warranty liabilities, beginning of period	$70,521	$84,237	$80,195	$96,110
Warranty reserves provided	11,858	14,656	30,966	39,964
Payments	(12,705)	(17,178)	(40,914)	(53,954)
Other adjustments	(827)	(1,045)	(1,400)	(1,450)

Warranty liabilities, end of period	$68,847	$80,670	$68,847	$80,670

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

11.	Commitments and contingencies (continued)

Self-insured risks

The Company maintains, and requires the majority of its subcontractors to maintain, general liability insurance coverage. The Company also maintains builders’ risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a significant portion of the overall risk for such claims either through policies issued by the Company’s captive insurance subsidiaries or through its own self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits.

The Company’s general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of the Company’s claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, the Company may offer its subcontractors the opportunity to purchase insurance through one of the Company’s captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies purchased by the Company. General liability coverage for the homebuilding industry is complex, and the Company’s coverage varies from policy year to policy year. The Company is self-insured for a per occurrence deductible, which is capped at an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy the Company’s per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by reinsurance up to the Company’s purchased coverage levels. The Company’s insurance policies, including the captive insurance subsidiaries’ reinsurance policies, are maintained with highly-rated underwriters for whom the Company believes counterparty default risk is not significant.

At any point in time, the Company is managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. The Company generally reserves for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) based on actuarial analyses of the Company’s historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all unpaid losses. These estimates make up a significant portion of the Company’s liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, the Company has the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The Company’s recorded reserves for all such claims totaled $793.6 million at September 30, 2011, substantially all of which relates to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and their related claim expenses and (ii) incurred but not reported claims and their related claim expenses. Liabilities related to incurred but not reported claims and their related claim expenses represented approximately 76% of the total general liability reserve at September 30, 2011. The actuarial analyses that determine the incurred but not reported portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on the Company’s historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses. As a result of the inherent uncertainty related to each of these factors, actual costs could differ significantly from estimated costs.

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

The Company has experienced a high level of insurance-related expenses in recent years, primarily due to the adverse development of general liability claims, the frequency and severity of which have increased significantly over historical levels. During 2010, the Company recorded additional expense to insurance reserves as a result of experiencing a greater than anticipated frequency of newly reported claims and a significant increase in specific case reserves related to certain known claims for homes closed in prior periods. The general nature of these claims was not out of the ordinary, but the frequency and severity of the claims were in excess of the Company’s historical experience. As a result of these unfavorable trends, the Company recorded additional expense to insurance reserves totaling $272.2 million ($0.72 per basic and diluted share) and $291.8 million ($0.77 per basic and diluted share) for the three and nine months ended September 30, 2010, respectively. Substantially all of this additional expense related to general liability reserves. A large portion of this additional expense resulted from the Company revising its actuarial assumptions surrounding the long-term frequency, severity, and development of claims. During the industry downturn over the last several years, and especially in 2010, the Company experienced adverse claim frequency and severity compared with longer term averages. In the three months ended September 30, 2010, the Company deemed it appropriate to assume that the long-term future frequency, severity, and development of claims will most closely resemble the claims activity experienced in recent years.

Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$790,597	$577,691	$813,841	$566,693
Reserves provided	15,551	282,536	47,558	318,167
Liabilities assuumed with Centex merger	—	—	—	2,514
Payments	(12,510)	(11,663)	(67,761)	(38,810)

Balance, end of period	$793,638	$848,564	$793,638	$848,564

The Company’s insurance-related expenses as reflected in the above table are reflected within selling, general, and administrative expenses.

12.	Supplemental Guarantor information

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

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$113,028	$687,574	$341,911	$—	$1,142,513
Restricted cash	89,385	6,895	17,016	—	113,296
Unfunded settlements	—	23,924	(7,395)	—	16,529
House and land inventory	—	4,885,536	4,132	—	4,889,668
Land held for sale	—	134,563	—	—	134,563
Land, not owned, under option agreements	—	25,422	—	—	25,422
Residential mortgage loans available-for-sale	—	—	173,956	—	173,956
Securities purchased under agreements to resell	50,675	—	(50,675)	—	—
Investments in unconsolidated entities	1,526	33,028	2,630	—	37,184
Intangible assets, net	—	165,623	—	—	165,623
Other assets	18,899	388,770	42,853	—	450,522
Income taxes receivable	79,378	—	—	—	79,378
Deferred income tax assets	(29,521)	27	29,494	—	—
Investments in subsidiaries and intercompany accounts, net	5,253,557	5,974,930	5,900,490	(17,128,977)	—

	$5,576,927	$12,326,292	$6,454,412	$(17,128,977)	$7,228,654

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$96,969	$1,036,746	$614,981	$—	$1,748,696
Income tax liabilities	221,128	—	—	—	221,128
Senior notes	3,335,363	—	—	—	3,335,363

Total liabilities	3,653,460	1,036,746	614,981	—	5,305,187
Total shareholders’ equity	1,923,467	11,289,546	5,839,431	(17,128,977)	1,923,467

	$5,576,927	$12,326,292	$6,454,412	$(17,128,977)	$7,228,654

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
ASSETS
Cash and equivalents	$10,000	$1,089,439	$371,186	$—	$1,470,625
Restricted cash	—	3,927	20,674	—	24,601
Unfunded settlements	—	17,184	(4,419)	—	12,765
House and land inventory	—	4,777,681	4,132	—	4,781,813
Land held for sale	—	71,055	—	—	71,055
Land, not owned, under option agreements	—	50,781	—	—	50,781
Residential mortgage loans available-for-sale	—	—	176,164	—	176,164
Securities purchased under agreements to resell	74,500	—	(74,500)	—	—
Investments in unconsolidated entities	1,523	42,261	2,529	—	46,313
Goodwill	—	240,541	—	—	240,541
Intangible assets, net	—	175,448	—	—	175,448
Other assets	24,476	499,075	44,412	—	567,963
Income taxes receivable	81,307	—	—	—	81,307
Deferred income tax assets	(34,192)	27	34,165	—	—
Investments in subsidiaries and intercompany accounts, net	5,749,695	5,783,384	6,265,591	(17,798,670)	—

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$86,066	$1,166,805	$625,262	$—	$1,878,133
Income tax liabilities	294,408	—	—	—	294,408
Senior notes	3,391,668	—	—	—	3,391,668

Total liabilities	3,772,142	1,166,805	625,262	—	5,564,209
Total shareholders’ equity	2,135,167	11,583,998	6,214,672	(17,798,670)	2,135,167

	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,101,368	$—	$—	$1,101,368
Land sale revenues	—	12,659	—	—	12,659

	—	1,114,027	—	—	1,114,027
Financial Services	—	328	27,576	—	27,904

	—	1,114,355	27,576	—	1,141,931

Homebuilding Cost of Revenues
Home sale cost of revenues	—	947,817	—	—	947,817
Land sale cost of revenues	—	(2,935)	—	—	(2,935)

	—	944,882	—	—	944,882
Financial Services expenses	90	58	19,101	—	19,249
Selling, general, and administrative expenses	6,720	114,573	317	—	121,610
Other expense (income), net	—	259,958	(771)	—	259,187
Interest income	(79)	(974)	(69)	—	(1,122)
Interest expense	322	—	—	—	322
Intercompany interest	10,648	(7,215)	(3,433)	—	—
Equity in (earnings) loss of unconsolidated entities	(3)	(791)	1,097	—	303

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(17,698)	(196,136)	11,334	—	(202,500)
Income tax expense (benefit)	(2,546)	(73,127)	2,471	—	(73,202)

Income (loss) before equity in income (loss) of subsidiaries	(15,152)	(123,009)	8,863	—	(129,298)
Equity in income (loss) of subsidiaries	(114,146)	9,781	(12,880)	117,245	—

Net income (loss)	$(129,298)	$(113,228)	$(4,017)	$117,245	$(129,298)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$2,783,602	$—	$—	$2,783,602
Land sale revenues	—	19,023	—	—	19,023

	—	2,802,625	—	—	2,802,625
Financial Services	—	897	70,823	—	71,720

	—	2,803,522	70,823	—	2,874,345

Homebuilding Cost of Revenues
Home sale cost of revenues	—	2,422,525	—	—	2,422,525
Land sale cost of revenues	—	1,782	—	—	1,782

	—	2,424,307	—	—	2,424,307
Financial Services expenses	418	259	78,098	—	78,775
Selling, general, and administrative expenses	27,536	370,862	4,038	—	402,436
Other expense (income), net	3,537	273,450	(2,222)	—	274,765
Interest income	(167)	(3,277)	(260)	—	(3,704)
Interest expense	990	—	—	—	990
Intercompany interest	32,051	(23,947)	(8,104)	—	—
Equity in (earnings) loss of unconsolidated entities	(4)	(3,014)	1,019	—	(1,999)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(64,361)	(235,118)	(1,746)	—	(301,225)
Income tax expense (benefit)	(2,188)	(76,810)	1,982	—	(77,016)

Income (loss) before equity in income (loss) of subsidiaries	(62,173)	(158,308)	(3,728)	—	(224,209)
Equity in income (loss) of subsidiaries	(162,036)	(1,663)	(134,112)	297,811	—

Net income (loss)	$(224,209)	$(159,971)	$(137,840)	$297,811	$(224,209)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the three months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$1,024,847	$—	$—	$1,024,847
Land sale revenues	—	5,908	—	—	5,908

	—	1,030,755	—	—	1,030,755
Financial Services	—	610	26,399	—	27,009

	—	1,031,365	26,399	—	1,057,764

Homebuilding Cost of Revenues
Home sale cost of revenues	—	952,788	—	—	952,788
Land sale cost of revenues	—	4,849	—	—	4,849

	—	957,637	—	—	957,637
Financial Services expenses	193	221	23,036	—	23,450
Selling, general, and administrative expenses	17,321	228,512	179,810	—	425,643
Other expense (income), net	(256)	674,102	(867)	—	672,979
Interest income	—	(2,402)	(199)	—	(2,601)
Interest expense	789	—	—	—	789
Intercompany interest	42,322	(42,366)	44	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	2,492	1,214	—	3,704

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(60,367)	(786,831)	(176,639)	—	(1,023,837)
Income tax expense (benefit)	61,119	(28,647)	(61,193)	—	(28,721)

Income (loss) before equity in income (loss) of subsidiaries	(121,486)	(758,184)	(115,446)	—	(995,116)
Equity in income (loss) of subsidiaries	(873,630)	1,320	(255,436)	1,127,746	—

Net income (loss)	$(995,116)	$(756,864)	$(370,882)	$1,127,746	$(995,116)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Revenues
Homebuilding
Home sale revenues	$—	$3,264,643	$—	$—	$3,264,643
Land sale revenues	—	25,639	—	—	25,639

	—	3,290,282	—	—	3,290,282
Financial Services	—	2,629	91,109	—	93,738

	—	3,292,911	91,109	—	3,384,020

Homebuilding Cost of Revenues
Home sale cost of revenues	—	2,907,339	—	—	2,907,339
Land sale cost of revenues	—	16,410	—	—	16,410

	—	2,923,749	—	—	2,923,749
Financial Services expenses	564	(1,808)	94,577	—	93,333
Selling, general, and administrative expenses	50,835	492,789	200,740	—	744,364
Other expense (income), net	(301)	679,072	(4,999)	—	673,772
Interest income	—	(7,248)	(424)	—	(7,672)
Interest expense	2,289	—	—	—	2,289
Intercompany interest	126,229	(126,343)	114	—	—
Equity in (earnings) loss of unconsolidated entities	(9)	(2,898)	1,163	—	(1,744)

Income (loss) before income taxes and equity in income (loss) of subsidiaries	(179,607)	(664,402)	(200,062)	—	(1,044,071)
Income tax expense (benefit)	64,460	(112,572)	(64,658)	—	(112,770)

Income (loss) before equity in income (loss) of subsidiaries	(244,067)	(551,830)	(135,404)	—	(931,301)
Equity in income (loss) of subsidiaries	(687,234)	(4,109)	(81,334)	772,677	—

Net income (loss)	$(931,301)	$(555,939)	$(216,738)	$772,677	$(931,301)

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$(22,639)	$(148,312)	$7,221	$—	$(163,730)

Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,388	—	—	4,388
Investments in unconsolidated entities	—	(3,749)	—	—	(3,749)
Change in restricted cash related to letters of credit	(89,385)	—			(89,385)
Net change in loans held for investment	—	—	449	—	449
Proceeds from the sale of fixed assets	—	9,449	—	—	9,449
Capital expenditures	—	(12,133)	(3,029)	—	(15,162)

Net cash provided by (used in) investing activities	(89,385)	(2,045)	(2,580)	—	(94,010)

Cash flows from financing activities:
Repayments of other borrowings	(69,311)	960	—	—	(68,351)
Intercompany activities, net	286,384	(252,468)	(33,916)	—	—
Stock repurchases	(2,021)	—	—	—	(2,021)

Net cash provided by (used in) financing activities	215,052	(251,508)	(33,916)	—	(70,372)

Net increase (decrease) in cash and equivalents	103,028	(401,865)	(29,275)	—	(328,112)
Cash and equivalents at beginning of period	10,000	1,089,439	371,186	—	1,470,625

Cash and equivalents at end of period	$113,028	$687,574	$341,911	$—	$1,142,513

PULTEGROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(Unaudited)

12.	Supplemental Guarantor information (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2010

($000’s omitted)

	Unconsolidated
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Consolidated PulteGroup, Inc.
Net cash provided by (used in) operating activities	$661,137	$149,731	$(12,282)	$—	$798,586

Cash flows from investing activities:
Distributions from unconsolidated entities	—	3,893	—	—	3,893
Investments in unconsolidated entities	—	(21,398)	(1,268)	—	(22,666)
Net change in loans held for investment	—	—	9,898	—	9,898
Proceeds from the sale of fixed assets	—	1,231	9	—	1,240
Capital expenditures	—	(10,197)	(1,450)	—	(11,647)

Net cash provided by (used in) investing activities	—	(26,471)	7,189	—	(19,282)

Cash flows from financing activities:
Net borrowings under Financial Services credit arrangements	—	—	(18,394)	—	(18,394)
Repayment of other borrowings	—	(1,415)	—	—	(1,415)
Intercompany activities, net	(656,690)	621,414	35,276	—	—
Issuance of common stock	8,668	—	—	—	8,668
Stock repurchases	(3,115)	—	—	—	(3,115)

Net cash provided by (used in) financing activities	(651,137)	619,999	16,882	—	(14,256)

Net increase (decrease) in cash and equivalents	10,000	743,259	11,789	—	765,048
Cash and equivalents at beginning of period	—	1,501,684	356,550	—	1,858,234

Cash and equivalents at end of period	$10,000	$2,244,943	$368,339	$—	$2,623,282

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The U.S. housing market and broader economy remain in a period of uncertainty. While we have experienced some stabilization in certain of our local markets, homebuilding industry volumes remain at near historically low levels. This more stable environment has resulted in a significant reduction in the level of land-related charges recorded during 2011 compared with recent years. However, significant short-term uncertainty remains such that we are not anticipating a broad recovery in homebuilding in the near term. Factors that may further worsen market conditions or delay a recovery in the homebuilding industry include:

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

We believe that improved employment levels and consumer confidence are necessary to unlock the pent-up demand that has built up in recent years. Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term while also positioning ourselves to capitalize upon growth when industry conditions improve. While we are purchasing land positions where it makes strategic and economic sense to do so, the opportunity to purchase developed lots in premium locations has become more limited and competitive. We also continue to evaluate each existing land parcel to determine whether the strategy and economics support holding the parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn, including a further consolidation of our field organization and select corporate functions during 2011. Due to the persistence of these difficult market conditions, improving the efficiency of our overhead costs will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities.

Our outlook is cautious for the remainder of 2011 and into 2012 as the timing of a sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that builders with strong land positions, broad geographic and product diversity, and access to lower-cost capital will benefit as market conditions recover. In the short-term, we expect that conditions will remain challenging and that certain of our local markets may continue to experience volatility. However, given the continued weakness in new home sales, our visibility as to future earnings performance is limited. Our evaluations for land-related charges recorded to date were based on our best estimates of the future cash flows for our communities. If conditions in the homebuilding industry or our local markets worsen in the future, or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

Overview (continued)

The following is a summary of our operating results by line of business ($000’s omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income (loss) before income taxes:
Homebuilding	$(207,483)	$(1,020,249)	$(276,123)	$(1,020,286)
Financial Services	8,683	3,463	(6,987)	350
Other non-operating	(3,700)	(7,051)	(18,115)	(24,135)

Income (loss) before income taxes	(202,500)	(1,023,837)	(301,225)	(1,044,071)
Income tax expense (benefit)	(73,202)	(28,721)	(77,016)	(112,770)

Net income (loss)	$(129,298)	$(995,116)	$(224,209)	$(931,301)

Per share data—assuming dilution:
Net income (loss)	$(0.34)	$(2.63)	$(0.59)	$(2.46)

The following is a comparison of our loss before income taxes for 2011 and 2010:

•	The losses experienced by Homebuilding included the following significant charges ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Land-related charges (see Note 5)	$3,933	$59,234	$11,419	$94,457
Goodwill impairments (see Note 2)	240,541	654,923	240,541	656,298
Restructuring costs (see Note 3)	709	13,804	14,478	20,359
Insurance reserve adjustments (see Note 11)	—	272,211	—	291,803

	$245,183	$1,000,172	$266,438	$1,062,917

For additional information on each of the above, see the applicable Notes to the Condensed Consolidated Financial Statements. In addition to the above charges, Homebuilding continued to experience low volumes during 2011. The revenue decline for the nine months ended September 30, 2011 is due in part to the impact of a federal homebuyer tax credit that existed during the first half of 2010 as well as a lower active community count in 2011. The lower volume was partially offset by improved gross margins, lower selling, general, and administrative expenses, and lower impairment charges.

•

Financial Services income for the third quarter of 2011 resulted from higher volumes combined with lower overhead costs compared with the third quarter of 2010. The loss for the nine months ended September 30, 2011 resulted primarily from lower volumes and increased loss reserves related to loan origination liabilities. Such loss reserves totaled $19.3 million and $16.9 million for the nine months ended September 30, 2011 and 2010, respectively.

•	Our Other non-operating loss improved compared with the prior year periods as the result of reduced overhead costs.

Homebuilding Operations – Summary

The following table presents a summary of operating results for our Homebuilding operations ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Home sale revenues	$1,101,368	$1,024,847	$2,783,602	$3,264,643
Land sale revenues	12,659	5,908	19,023	25,639

Total Homebuilding revenues	1,114,027	1,030,755	2,802,625	3,290,282
Home sale cost of revenues (a)	(947,817)	(952,788)	(2,422,525)	(2,907,339)
Land sale cost of revenues (b)	2,935	(4,849)	(1,782)	(16,410)
Selling, general, and administrative expenses (“SG&A”) (g)	(117,110)	(416,780)	(385,144)	(714,846)
Equity in earnings (loss) of unconsolidated entities (c)	(331)	(3,608)	1,931	1,799
Other income (expense), net (d)	(259,187)	(672,979)	(271,228)	(673,772)

Income (loss) before income taxes	$(207,483)	$(1,020,249)	$(276,123)	$(1,020,286)

Gross margin from home sales	13.9%	7.0%	13.0%	10.9%
SG&A as a % of home sale revenues	10.6%	40.7%	13.8%	21.9%
Active communities at September 30			761	796
Unit settlements	4,198	3,865	10,972	12,690
Average selling price	$262	$265	$254	$257
Net new orders (e):
Units	3,564	3,566	12,131	12,104
Dollars (f)	$916,552	$894,126	$3,125,675	$3,133,036
Backlog at September 30:
Units			5,143	5,345
Dollars			$1,398,636	$1,445,817

(a)	Includes homebuilding interest expense, which represents the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $1.5 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, and $57.5 million and $87.5 million for the three and nine months ended September 30, 2010, respectively.
(b)	Includes net realizable value adjustments for land held for sale of $0.1 million and $(0.1) million for the three and nine months ended September 30, 2011, respectively, and $0.6 million and $1.0 million for the three and nine months ended September 30, 2010, respectively.
(c)	Includes impairments of our investments in unconsolidated joint ventures of $1.9 million for the nine months ended September 30, 2010.
(d)	Includes goodwill impairments totaling $240.5 million for the three and nine months ended September 30, 2011 and $654.9 million and $656.3 million for the three and nine months ended September 30, 2010. Also includes the write off of deposits and pre-acquisition costs for land option contracts we no longer plan to pursue of $2.3 million and $6.6 million for the three and nine months ended September 30, 2011, respectively, and $1.1 million and $4.0 million for the three and nine months ended September 30, 2010, respectively.
(e)	During the first quarter of 2010, we revised our criteria for recognizing new orders to include the additional requirement of customer preliminary loan approval. This change resulted in a reduction of approximately 450 units and $110.0 million in our reported net new orders and backlog in the first quarter of 2010. We reversed this methodology in the fourth quarter of 2010 as the revised process was not providing a significant benefit for either our operations or our customers.
(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
(g)	SG&A for the three and nine months ended September 30, 2010 includes the adverse impact of insurance reserve adjustments totaling $272.2 million and $291.8 million, respectively.

Homebuilding Operations – Summary (continued)

The 7% increase in home sale revenues for the three months ended September 30, 2011 compared with the prior year period was due to a 9% increase in unit settlements offset by a 1% decrease in average selling price. The 15% decrease in home sale revenues for the nine months ended September 30, 2011 compared with the prior year period was attributable to a 14% decrease in unit settlements combined with a 1% decrease in average selling price. The decline in unit settlements for the nine months ended September 30, 2011 compared with the prior year period occurred in each of our Homebuilding segments and resulted primarily from the expiration of the federal homebuyer tax credit that existed during 2010 for orders under contract by April 30 and closed by September 30. This tax credit favorably impacted new orders and unit settlements during the first half of 2010, in part we believe by pulling forward customer demand. The 4% decrease in our active communities also contributed to the lower unit settlements. The decrease in average selling prices was due to a decrease in the West as average selling prices increased in both the East and Gulf Coast compared with the prior year period. Changes in average selling price reflect a combination of factors but are primarily attributable to shifts in the product and geographic mix of homes closed during the periods together with adjusting the product offering in certain communities to better align with current market conditions.

Home sale gross margins were 13.9% for the three months ended September 30, 2011 compared with 7.0% for the same period in the prior year. For the nine months ended September 30, 2011, Homebuilding gross profit margins were 13.0% compared with 10.9% for the same period in 2010. Gross margins during 2011 benefited from lower land and community valuation adjustments, which totaled $1.5 million and $4.9 million for the three and nine months ended September 30, 2011, respectively, compared with $57.5 million and $87.5 million, during the respective prior year periods. The benefit of these lower charges was partially offset by increased amortization of capitalized interest relative to sales due to the incremental debt assumed with the Centex merger. Excluding the impact of land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, home sale gross margins improved to 18.5% and 17.6% for the three and nine months ended September 30, 2011, respectively, compared to 16.7% and 16.8% for the respective prior year periods (see the Non-GAAP Financial Measure section for a reconciliation of home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, to home sale gross profit margins). These improved gross margins continue the margin expansion we have seen in recent periods and reflect a combination of factors, including shifts in the product and geographic mix of homes closed, better alignment of our product offering with current market conditions, a shift in our sales strategy toward more “pre-selling” of homes, and our focus in recent periods on a variety of operational improvement initiatives.

We continue to evaluate our existing land positions to ensure the most effective use of capital. Land sale transactions and their related gains or losses vary between periods, depending on the timing of land sales. Land sales generated gains of $15.6 million and $17.2 million during the three and nine months ended September 30, 2011, respectively, compared with gains of $1.1 million and $9.2 million for the three and nine months ended September 30, 2010, respectively.

The gross dollar amount of our Homebuilding SG&A decreased 72% and 46% for the three and nine months ended September 30, 2011, respectively, from the prior year periods. SG&A as a percentage of home sale revenues was 10.6% for the three months ended September 30, 2011 compared with 40.7% for the same period in the prior year. For the nine months ended September 30, 2011, SG&A as a percentage of home sales revenues was 13.8% compared with 21.9% in the prior year period. The prior year periods reflect insurance reserve adjustments of $272.2 million and $291.8 million during the three and nine months ended September 30, 2010, respectively (see Note 11 to the Condensed Consolidated Financial Statements for additional discussion of these insurance reserve adjustments). SG&A as a percentage of home sales revenues excluding these insurance reserve adjustments was 14.1% and 13.0% for the three and nine months ended September 30, 2010, respectively. (See the Non-GAAP Financial Measure section for a reconciliation of SG&A as a percentage of home sale revenue, excluding insurance reserve adjustments, to SG&A as a percentage of home sale revenues). Excluding the insurance reserve adjustments from 2010, our SG&A declined significantly in gross dollars in 2011 and resulted in a significant improvement in overhead leverage during the three months ended September 30, 2011. This improved overhead leverage resulted from a combination of better matching our overall cost structure with the current business environment and lower severance and equity compensation expense in 2011. In order to further reduce overhead costs and drive greater leverage, we reconfigured our organization during the fourth quarter of 2010 and again in the second quarter of 2011, reducing the number of our operating areas from six to three and consolidating certain local divisions. Along with these changes in our field operations, we also further reduced corporate and support staffing across a number of functions to further consolidate and streamline our operating processes.

Homebuilding Operations – Summary (continued)

Equity in earnings (loss) from unconsolidated entities was $(0.3) million and $1.9 million for the three and nine months ended September 30, 2011, respectively, compared with $(3.6) million and $1.8 million for the three and nine months ended September 30, 2010, respectively. The majority of our unconsolidated entities represent land development joint ventures, so the timing of income and losses can vary significantly between periods depending on the timing of specific transactions and circumstances specific to each entity.

Other income (expense), net totaled $(259.2) million and $(271.2) million for the three and nine months ended September 30, 2011, respectively, compared with $(673.0) million and $(673.8) million for the comparable prior year periods. Other income (expense), net includes goodwill impairments totaling $240.5 million for the three and nine months ended September 30, 2011, respectively, and $654.9 million and $656.3 million for the three and nine months ended September 30, 2010, respectively (see Note 2 to the Condensed Consolidated Financial Statements for additional information regarding these goodwill impairments). Other income (expense), net also includes the write-off of deposits and pre-acquisition costs resulting from decisions not to pursue certain land acquisitions. These write-offs vary in amount from period to period as we evaluate potential land acquisitions and totaled $2.3 million and $1.1 million for the three months ended September 30, 2011 and 2010, respectively, and $6.6 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively. Additionally, other income (expense), net includes certain lease exit costs and asset impairments related to the consolidation of various facilities. Such costs totaled $0.1 million and $6.3 million for the three and nine months ended September 30, 2011, respectively, compared with $6.7 million and $9.3 million for the three and nine months ended September 30, 2010, respectively. Other income (expense), net also includes expense of $13.0 million and $7.9 million for the three and nine months ended September 30, 2011, respectively, related to the net unfavorable resolution of certain contingencies and other miscellaneous income and expense items. Such items totaled expense of $7.0 million and income of $5.6 million for the three and nine months ended September 30, 2010, respectively.

Net new order levels were essentially flat for the three and nine months ended September 30, 2011 compared with the respective prior year periods. After adjusting for the change in policy referenced above in footnote (e) to the Homebuilding Operations summary, net new order units declined by 3% for the nine months ended September 30, 2011. Net new orders reflect the federal homebuyer tax credit that expired during 2010, which favorably impacted new orders during the first half of 2010, and the reduced number of active communities. At September 30, 2011 we had 761 active communities, a decrease of 4% from September 30, 2010. The cancellation rate (cancelled orders for the period divided by gross new orders for the period) for the third quarter of 2011 was slightly higher at 21%, compared with 19% for the same period in 2010. The cancellation rate for the nine months ended September 30, 2011 was flat with the prior year period at 19%. Ending backlog, which represents orders for homes that have not yet closed, was 5,143 units with a dollar value of $1.4 billion at September 30, 2011, a decrease of 4% in units in backlog compared with September 30, 2010.

We had 6,763 and 6,284 homes in production at September 30, 2011 and December 31, 2010, respectively, excluding 1,320 and 1,452 model homes, respectively. Included in our total homes in production were 2,886 and 3,494 homes that were unsold to customers (“spec homes”) at September 30, 2011 and December 31, 2010, respectively, of which 1,318 and 1,856 homes, respectively, were completed (“final specs”). This reduction in spec homes reflects a shift in our sales strategy toward more “pre-selling” of homes by entering into customer contracts prior to beginning construction of the home. While spec homes will remain an important component of our overall sales strategy and will naturally occur as the result of customer cancellations, we have focused in 2011 on more closely managing the level of spec homes in production.

At September 30, 2011 and December 31, 2010, our Homebuilding operations controlled 140,889 and 147,194 lots, respectively. Of these controlled lots, 124,852 and 131,964 lots were owned and 9,701 and 10,082 lots were under option agreements approved for purchase at September 30, 2011 and December 31, 2010, respectively. In addition, there were 6,336 lots and 5,148 lots under option agreements pending approval at September 30, 2011 and December 31, 2010, respectively. While we are purchasing select land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from unit settlements, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the nine months ended September 30, 2011.

The total purchase price related to land under option for use by our Homebuilding operations at future dates totaled $796.9 million at September 30, 2011. These land option agreements, which may be cancelled at our discretion and may extend over several years, are secured by deposits and pre-acquisition costs totaling $57.1 million, of which $4.2 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.

Non-GAAP Financial Measures

This report contains information about our home sale gross margins and Homebuilding selling, general, and administrative expenses (“SG&A”) reflecting certain adjustments. These measures are considered non-GAAP financial measures under the SEC’s rules and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures as measures of our operating performance. Management and our local divisions use these measures in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe they are relevant and useful measures to investors for evaluating our performance through (1) gross profit generated on homes delivered during a given period and (2) the efficiency of our overhead cost structure and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and Homebuilding SG&A and any adjustments thereto before comparing our measures to that of such other companies.

The following tables set forth reconciliations of these non-GAAP financial measures to the GAAP financial measures that management believes to be most directly comparable ($000’s omitted):

Home sale gross margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home sale revenues	$1,101,368	$1,024,847	$2,783,602	$3,264,643
Home sale cost of revenues	(947,817)	(952,788)	(2,422,525)	(2,907,339)

Home sale gross margin	153,551	72,059	361,077	357,304
Add:
Land and community valuation adjustments (a)	526	49,838	2,613	73,710
Capitalized interest amortization (a)	48,693	48,501	125,403	113,429
Merger-related costs (b)	591	893	1,237	3,851

Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs	$203,361	$171,291	$490,330	$548,294

Home sale gross margin as a percentage of home sale revenues	13.9%	7.0%	13.0%	10.9%
Home sale gross profit margins, excluding land and community valuation adjustments, amortization of capitalized interest, and merger-related costs as a as a percentage of home sales revenues	18.5%	16.7%	17.6%	16.8%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.
(b)	Home sale gross margin was adversely impacted by the amortization of a fair value adjustment to homes under construction inventory acquired with the Centex merger. This fair value adjustment is being amortized as an increase to home cost of revenues over the related home closings.

Non-GAAP Financial Measures (continued)

Homebuilding SG&A

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home sale revenues	$1,101,368	$1,024,847	$2,783,602	$3,264,643

Homebuilding SG&A	117,110	416,780	385,144	714,846
Less: Insurance reserve adjustments (a)	—	(272,211)	—	(291,803)

Homebuilding SG&A excluding insurance reserve adjustments	$117,110	$144,569	$385,144	$423,043

Homebuilding SG&A as a percentage of home sale revenues	10.6%	40.7%	13.8%	21.9%
Homebuilding SG&A excluding insurance reserve adjustments as a percentage of home sale revenues	10.6%	14.1%	13.8%	13.0%

(a)	Adjustments to recorded insurance reserves, primarily related to general liability exposures.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As part of our ongoing efforts to structure the Company for profitability in the face of challenging market conditions, we realigned our organizational structure during the second quarter of 2011, which reduced the number of Homebuilding segments from four to three. The operating data by segment provided below have been reclassified to conform to the current presentation. We conduct our operations in 60 markets, located throughout 29 states, and have presented our reportable Homebuilding segments as follows:

East:	Connecticut, Delaware, Georgia, Maryland, Massachusetts, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Virginia

Gulf Coast:	Florida, Texas

West:	Arizona, California, Colorado, Hawaii, Illinois, Indiana, Michigan, Minnesota, Missouri, Nevada, New Mexico, Ohio, Oregon, Washington

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Home sale revenue (settlements):
East	$379,379	$320,483	$951,560	$1,103,472
Gulf Coast	334,974	274,430	864,878	871,771
West	387,015	429,934	967,164	1,289,400

	$1,101,368	$1,024,847	$2,783,602	$3,264,643

Income (loss) before income taxes:
East	$14,941	$3,797	$29,392	$45,081
Gulf Coast	30,068	(17,075)	47,310	(3,336)
West	33,444	(21,276)	11,500	4,946
Other homebuilding	(285,936)	(985,695)	(364,325)	(1,066,977)

	$(207,483)	$(1,020,249)	$(276,123)	$(1,020,286)

Unit settlements:
East	1,259	1,106	3,263	3,823
Gulf Coast	1,584	1,324	4,160	4,341
West	1,355	1,435	3,549	4,526

	4,198	3,865	10,972	12,690

Average selling price:
East	$301	$290	$292	$289
Gulf Coast	211	207	208	201
West	286	300	273	285

	$262	$265	$254	$257

Homebuilding Segment Operations (continued)

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000’s omitted)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net new orders—units:
East	1,015	1,048	3,486	3,442
Gulf Coast	1,254	1,297	4,525	4,157
West	1,295	1,221	4,120	4,505

	3,564	3,566	12,131	12,104

Net new order dollars:
East	$303,246	$303,211	$1,046,731	$1,004,924
Gulf Coast	262,834	261,419	952,632	858,948
West	350,472	329,496	1,126,312	1,269,164

	$916,552	$894,126	$3,125,675	$3,133,036

Unit backlog:
East			1,510	1,687
Gulf Coast			1,834	1,897
West			1,799	1,761

			5,143	5,345

Backlog dollars:
East			$498,245	$530,764
Gulf Coast			400,887	413,282
West			499,504	501,771

			$1,398,636	$1,445,817

	Controlled Lots by Segment
	As of September 30, 2011	As of December 31, 2010
Owned lots
East	26,462	27,273
Gulf Coast	44,136	47,603
West	54,254	57,088

	124,852	131,964

Lots under option
East	4,959	6,548
Gulf Coast	8,128	6,180
West	2,950	2,502

	16,037	15,230

Total controlled lots
East	31,421	33,821
Gulf Coast	52,264	53,783
West	57,204	59,590

	140,889	147,194

Homebuilding Segment Operations (continued)

East:

For the third quarter of 2011, East home sale revenues increased 18% compared with the prior year period due to a 14% increase in unit settlements and 4% increase in the average selling price. Gross margin improved compared with the prior year period. The increased income before income taxes was primarily due to the increased revenues as well as lower land-related charges of $1.1 million in the third quarter of 2011, compared with $5.9 million in the prior year period. The East was also unfavorably impacted by expense of $19.3 million for the three months ended September 30, 2011 related to the write-down of a note receivable and the unfavorable resolution of certain contingencies. Net new order units decreased 3% due to decreases in our New England, Raleigh, and Tennessee divisions, offset in part by increased activity in our Mid-Atlantic and Northeast Corridor divisions. The cancellation rate was 18% and 16% in the third quarters of 2011 and 2010, respectively.

For the nine months ended September 30, 2011, East home sale revenues decreased 14% compared with the prior year period due to a 15% decrease in unit settlements offset in part by a 1% increase in the average selling price. Gross margin improved compared with the prior year period. The decreased income before income taxes was primarily due to the lower revenues partially offset by lower land-related charges, which totaled $3.5 million in the first nine months of 2011, compared with $6.6 million in the first nine months of 2010. Additionally, the East was also unfavorably impacted by expense of $21.3 million for the nine months ended September 30, 2011 related to the write-down of a note receivable and the unfavorable resolution of certain contingencies. Net new order units increased 1% for the nine months ended September 30, 2011, led by our operations in the Mid-Atlantic and Northeast Corridor. The cancellation rate was 15% and 16% for the nine months ended September 30, 2011 and 2010, respectively.

Gulf Coast:

For the third quarter of 2011, Gulf Coast home sale revenues increased 22% compared with the prior year period due to a 20% increase in unit settlements combined with a 2% increase in the average selling price. The increased income before income taxes in the third quarter of 2011 was primarily due to the increased revenues and lower land-related charges of $0.2 million in the third quarter of 2011, compared with $21.2 million in the prior year period. Gross margin improved compared with the prior year period. Net new order units decreased by 3% due to decreases in our Dallas, Central Texas, and San Antonio divisions, offset in part by increases in our Florida and Houston divisions. The cancellation rate was 26% and 20% in the third quarters of 2011 and 2010, respectively.

For the nine months ended September 30, 2011, Gulf Coast home sale revenues decreased 1% compared with the prior year period due to a 4% decrease in unit settlements partially offset by a 4% increase in the average selling price. The income before income taxes in the first nine months of 2011 was attributable to improved gross margins, and significantly lower land-related charges than in the prior year period. Land-related charges were $0.4 million for the nine months ended September 30, 2011, compared with $30.0 million in the nine months ended September 30, 2010. Net new order units increased by 9% for the nine months ended September 30, 2011, in part due to grand openings or grand re-openings at several large communities in both Florida and Texas. The cancellation rate was 22% for both the nine months ended September 30, 2011 and 2010.

Homebuilding Segment Operations (continued)

West:

For the third quarter of 2011, West home sale revenues decreased 10% compared with the prior year period due to a 6% decrease in unit settlements and a 5% decrease in average selling prices due to weakness in our California divisions combined with the close-out in late 2010 of our luxury condo community in Hawaii that had average selling prices in excess of $1 million. Gross margin, including land-related charges, increased over the prior year period, and excluding land-related charges, decreased slightly. The increased income before income taxes was primarily due to the decrease in land-related charges to $1.7 million in the third quarter of 2011, from $24.6 million in the prior year period. The West also benefited in 2011 from land sale gains totaling $12.5 million; such items were not significant in 2010. Net new order units increased 6% in the third quarter of 2011 compared with the same period in the prior year, primarily in our Michigan, Arizona, and Pacific Northwest divisions. The cancellation rate was 18% and 20% in the third quarters of 2011 and 2010, respectively.

For the nine months ended September 30, 2011, West home sale revenues decreased 25% compared with the prior year period due to a 22% decrease in unit settlements and a 4% decrease in average selling prices due to weakness in our California divisions combined with the close-out in late 2010 of our luxury condo community in Hawaii that had average selling prices in excess of $1 million. Gross margin, including land-related charges, increased over the prior year period, and excluding land-related charges, decreased slightly. The increased income before income taxes was primarily due to the decrease in land-related charges. Land-related charges totaled $5.2 million in the first nine months of 2011, compared with $42.1 million in the prior year period. The West also benefited from land sale gains totaling $12.9 million and $5.3 million for the nine months ended September 30, 2011 and 2010, respectively. Net new order units decreased by 9% in the nine months ended September 30, 2011 compared with the same period in the prior year, primarily in our California divisions. The sales volumes for our California divisions reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit has exacerbated the already challenging local market conditions. The declines in California and other local markets were partially offset by improvements in Michigan and the Pacific Northwest. The cancellation rate was 17% for both the nine months ended September 30, 2011 and 2010.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. We originate mortgage loans using our own funds or borrowings made available through various credit arrangements, and then sell such mortgage loans monthly to outside investors. We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts. The following table presents selected financial information for our Financial Services segment ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Mortgage operations revenues	$22,498	$22,136	$57,630	$72,352
Title services revenues	5,406	4,873	14,090	21,386

Total Financial Services revenues	27,904	27,009	71,720	93,738
Expenses	(19,249)	(23,450)	(78,775)	(93,333)
Equity in earnings (loss) of unconsolidated entities	28	(96)	68	(55)

Income (loss) before income taxes	$8,683	$3,463	$(6,987)	$350

Total originations:
Loans	2,585	2,385	6,667	7,953
Principal	$549,859	$508,528	$1,363,752	$1,673,601

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

Financial Services Operations (continued)

Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for the nine months ended September 30, 2011 and 2010. Total Financial Services revenues for the three months ended September 30, 2011 increased 3% over the prior year period due to an 8% increase in loan origination volumes partially offset by lower interest income due to lower interest rates. For the nine months ended September 30, 2011, Financial Services revenues decreased 23% over the prior year period. The decrease was primarily the result of lower loan origination volumes resulting from lower Homebuilding volumes.

Agency production for funded originations was 99% of total loan originations for the nine months ended September 30, 2011 and 2010. Within the funded agency originations, FHA loans represented 33% and 32% during the three and nine months ended September 30, 2011, respectively, compared with 37% and 40% in the comparable prior year periods. The substantial majority of loan production in 2011 and 2010 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan.

Our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash settlements, was 77% for both the nine months ended September 30, 2011 and 2010. Our customers’ average FICO scores were 745 and 747 for the three and nine months ended September 30, 2011, respectively, compared with 754 and 747 for the three and nine months ended September 30, 2010, respectively. At September 30, 2011, our loan application backlog was $782.7 million, compared with $825.8 million at September 30, 2010.

The loss recorded in the nine months ended September 30, 2011 was largely attributable to loss reserves related to contingent loan origination liabilities (see below). Such loss reserves totaled $19.3 million and $16.9 million for the nine months ended September 30, 2011 and 2010, respectively. Excluding these losses, our Financial Services segment experienced reduced profitability during 2011, primarily as the result of the lower origination volumes.

Loan origination liabilities

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors’ losses (a “make-whole” payment).

We sell a substantial majority of the loans we originate to investors each month, retaining limited risk related to such loans. Historically, our overall losses relating to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex’s former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices) as well as actions taken by third parties, including the parties servicing the loans as well as the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Financial Services Operations (continued)

Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces our exposure. Requests not immediately refuted by us undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that repurchases or make-whole payments are not required. For those requests requiring repurchases or make-whole payments, actual loss severities generally approximate 50% of the outstanding principal balance.

During the nine months ended September 30, 2011 and September 30, 2010, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2012. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities were as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Liabilities, beginning of period	$97,836	$103,238	$93,057	$105,914
Provision for losses	—	—	19,347	16,856
Settlements	(3,105)	(3,988)	(17,673)	(23,520)

Liabilities, end of period	$94,731	$99,250	$94,731	$99,250

Additionally, while not increasing our exposure to Centex’s contingent loan origination liabilities, we entered into an agreement in conjunction with the wind down of Centex’s mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex’s mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries relating to our senior notes (see Note 12 to the Condensed Consolidated Financial Statements for a discussion of non-guarantor subsidiaries).

The mortgage subsidiary of Centex acted as a mortgage originator for loans sold to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex’s mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans deposited by Centex’s mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex’s mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage and we cannot yet quantify Centex’s mortgage subsidiary’s potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Financial Services Operations (continued)

Derivative instruments and hedging activities

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net interest income	$800	$1,812	$2,714	$5,383
Selling, general, and administrative expenses	(4,500)	(8,863)	(17,292)	(29,518)
Other income (expense), net	—	—	(3,537)	—

Income (loss) before income taxes	$(3,700)	$(7,051)	$(18,115)	$(24,135)

The decrease in net interest income in 2011 from 2010 resulted primarily from lower invested cash balances. The decline in selling, general, and administrative expenses in 2011 from 2010 resulted primarily from lower compensation costs and the elimination of fees associated with our previous revolving credit facility, which we terminated in March 2011. Other expense for 2011 includes a loss of $3.5 million related to the repurchase of $53.0 million of our senior notes during the nine months ended September 30, 2011.

Income Taxes

Our income tax assets and liabilities and related effective tax rate are affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets. Due to the effect of our valuation allowance, our effective tax rates for the three and nine months ended September 30, 2011 and 2010 are not meaningful as our income tax expense (benefit) is not directly correlated to the amount of our pretax income (loss). The income tax benefits for the three and nine months ended September 30, 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters and changes in unrecognized tax benefits and related charges.

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

At September 30, 2011, we had cash and equivalents of $1.1 billion and $3.3 billion of senior notes outstanding. We also had restricted cash balances of $113.3 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include limited recourse land-collateralized financing totaling $1.5 million and our various letter of credit facilities and surety bond arrangements. An additional source of liquidity during 2010 was the receipt of federal tax refunds, which resulted primarily from the carryback of taxable losses provided by the Worker, Homeownership, and Business Assistance Act of 2009.

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

Our ratio of debt to total capitalization, excluding our land-collateralized debt, was 63.4% at September 30, 2011, and 51.9% net of cash and equivalents, including restricted cash. While these debt-to-capital ratios remain above our desired targets, they are not likely to improve significantly until we return to consistent profitability.

We maintain an unsecured letter of credit facility expiring in June 2014 that permits the issuance of up to $200.0 million of letters of credit. At September 30, 2011, $155.3 million of letters of credit were outstanding under this facility.

On March 25, 2011, we voluntarily terminated our $250.0 million unsecured revolving credit facility (the “Credit Facility”). The termination was effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012, and we did not pay any penalties as a result of the early termination, although we did record a charge of $1.3 million in the first quarter of 2011 related to unamortized issuance costs. The Credit Facility had no outstanding borrowings and was being used solely to issue letters of credit. We determined it would be more cost effective to enter into separate cash-collateralized letter of credit agreements, rather than continue to maintain the Credit Facility and expect to utilize such agreements in the future as well as the $200.0 million unsecured letter of credit facility discussed in the previous paragraph. The termination of the Credit Facility released $250.0 million of cash that we were required by the Credit Facility to maintain in liquidity reserve accounts. The termination of the Credit Facility also released the Company from the Credit Facility’s covenant requirements, which included, among other things, a maximum debt to tangible capital ratio and a tangible net worth minimum.

In connection with the termination of the Credit Facility, the Company entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $192.0 million, of which $89.4 million was outstanding at September 30, 2011. Under these agreements, the Company is required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

Pulte Mortgage provides mortgage financing for many of our home sales and uses its own funds and borrowings made available pursuant to certain third party and intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given our current liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources. At September 30, 2011, we elected to fund $50.7 million of Pulte Mortgage’s financing needs via a repurchase agreement with the Company.

Liquidity and Capital Resources (continued)

Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at September 30, 2011.

In recent years, we have generated significant positive cash flow primarily through the liquidation of land inventory without a corresponding level of reinvestment combined with refunds of income taxes paid in prior years. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. We do not anticipate that we will generate positive cash flow at these same levels in the near future. Additionally, should growth conditions return to the homebuilding industry, we will need to invest incremental capital into our operations to support such growth.

Our net cash used in operating activities for the nine months ended September 30, 2011 was $163.7 million, compared with net cash provided by operating activities of $798.6 million for the nine months ended September 30, 2010. Generally, the primary drivers of cash flow from operations are profitability and inventory levels. The net losses for both the nine months ended September 30, 2011 and 2010 were largely the result of non-cash asset impairments and insurance reserve adjustments, so the cash flows from operations each period primarily relate to changes in working capital. Our negative cash flow from operations for the nine months ended September 30, 2011 was primarily the result of a net increase in inventories of $174.2 million related to investments in new and existing communities. Our positive cash flow from operations for the nine months ended September 30, 2010 was primarily the result of income tax refunds, net of payments, of $884.6 million partially offset by a net increase in inventories of $65.6 million. Because we are using internal Company resources to finance Pulte Mortgage’s operations during 2011, the majority of cash flows related to Pulte Mortgage are now included in cash flows from operating activities, represented primarily by changes in the balance of residential mortgage loans available-for-sale. Previously, including in 2010, changes in the balance of residential mortgage loans available-for-sale were largely offset by changes in borrowings under Pulte Mortgage’s credit arrangements, which were included in cash flows from financing activities.

Net cash used in investing activities was $94.0 million for the nine months ended September 30, 2011, compared with net cash used by investing activities of $19.3 million for the nine months ended September 30, 2010. The increase is primarily due to the $89.4 million of restricted cash we are now required to maintain related to our new letter of credit facilities, offset in part by increased proceeds from the sale of fixed assets related to the consolidation of certain facilities and a decrease in contributions to unconsolidated entities.

Net cash used in financing activities totaled $70.4 million for the nine months ended September 30, 2011, primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity date during the first quarter of 2011 and the retirement of $53.0 million of senior notes (which required the use of $55.4 million of cash) prior to their scheduled maturity dates during the second quarter of 2011. Net cash used in financing activities for the nine months ended September 30, 2010 totaled $14.3 million, primarily as the result of the repayment of borrowings under our prior Financial Services credit arrangements. As discussed above, we are now using internal funds to finance Pulte Mortgage’s operations, the effects of which are reflected in cash flow from operating activities.

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

Off-Balance Sheet Arrangements

At September 30, 2011 and December 31, 2010, aggregate outstanding debt of unconsolidated joint ventures was $11.7 million and $15.5 million, respectively, of which our proportionate share of such joint venture debt was $3.4 million and $5.1 million, respectively. Of our proportionate share of joint venture debt, we provided limited recourse guaranties of $1.3 million for such joint venture debt at September 30, 2011 and $1.4 million at December 31, 2010. See Note 6 to the Consolidated Financial Statements included elsewhere in this Form 10-Q for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2011 compared with those contained in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure:

We are subject to interest rate risk on our rate-sensitive financing to the extent long-term rates decline. The following table sets forth, as of September 30, 2011, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair values ($000’s omitted):

	As of September 30, 2011 for the
	years ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$96,393	$182,221	$654,590	$669,491	$1,780,000	$3,382,695	$2,963,087
Average interest rate	0.00%	5.45%	5.51%	5.47%	5.23%	6.79%	6.12%
Limited recourse collateralized financing	$1,520	$—	$—	$—	$—	$—	$1,520	$1,520
Average interest rate	6.50%	0.00%	0.00%	0.00%	0.00%	0.00%	6.50%

Qualitative disclosure:

There has been no material change to the qualitative disclosure found in Item 7A. Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the impact of any changes to our strategy in responding to continuing adverse conditions in the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with PulteGroup’s businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup’s local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See PulteGroup’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and other public filings with the Securities and Exchange Commission (the “SEC”) for a further discussion of these and other risks and uncertainties applicable to our businesses. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup’s expectations.

Item 4.	Controls and Procedures

Management, including our Chairman, President & Chief Executive Officer and Executive Vice President & Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2011.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2011 to July 31, 2011	—	$—	—	$102,342	(1)

August 1, 2011 to August 31, 2011	—	$—	—	$102,342	(1)

September 1, 2011 to September 30, 2011	15,081	$4.26	—	$102,342	(1)

Total	15,081	$4.26	—

(1)	Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.
(2)	During the third quarter of 2011, a total of 15,081 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock and distribution at the end of deferral periods for restricted stock units or deferred units. Such shares were not repurchased as part of our publicly announced stock repurchase programs.

Item 6.	Exhibits

Exhibit Number and Description

3(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on August 18, 2009)

3(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

3(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

3(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed with the SEC on April 8, 2009)

3(e)	Certificate of Designation of Series A Junior Participating Preferred Shares, dated March 5, 2009 (Incorporated by reference to Exhibit 3(c) of our Registration Statement on Form 8-A filed with the SEC on March 6, 2009)

4(a)	Any instrument with respect to long-term debt, where the securities authorized thereunder do not exceed 10% of the total assets of PulteGroup, Inc. and its subsidiaries, has not been filed. The Company agrees to furnish a copy of such instruments to the SEC upon request.

4(b)	Amended and Restated Section 382 Rights Agreement, dated as of March 18, 2010, between PulteGroup, Inc. and Computershare Trust Company, N.A., as rights agent, which includes the Form of Rights Certificate as Exhibit B thereto (Incorporated by reference to Exhibit 4 of PulteGroup, Inc.’s Registration Statement on Form 8-A/A filed with the SEC on March 23, 2010)

31(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., President and Chief Executive Officer

31(b)	Rule 13a-14(a) Certification by Robert T. O’Shaughnessy, Executive Vice President and Chief Financial Officer

32	Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) under the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O’Shaughnessy
Robert T. O’Shaughnessy
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date: October 28, 2011