Form 10-K
period 2011-12-31
PULTEGROUP INC/MI/
filed 2012-02-09
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-9804
_______________________________________________________________________
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
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  [X]  NO  [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   YES [ ]  NO  [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  [X]  NO  [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Act.  YES  [X]  NO  [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2011, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $2,903,926,649.
As of February 1, 2012, the registrant had 382,607,543 shares of common stock outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

PULTEGROUP, INC.

PART I

ITEM I.     BUSINESS
PulteGroup, Inc.
PulteGroup, Inc. is a Michigan corporation organized in 1956. We are one of the largest homebuilders in the United States, and our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.
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
Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the United States and the construction of housing on such land. Homebuilding offers a broad product line to meet the needs of home buyers in our targeted markets. Through our brands, which include Pulte Homes, Del Webb, and Centex, we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer segments: entry-level, move-up, and active adult. Over our history, we have delivered nearly 600,000 homes.
As of December 31, 2011, we conducted our operations in 61 markets located throughout 29 states. During 2011, we realigned our organizational structure and reportable segment presentation. Accordingly, the segment information provided herein has been reclassified to conform to the current presentation for all periods presented.

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Hawaii, Nevada, New Mexico, Southern California
We also have one reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. Our Financial Services segment operates generally in the same geographic markets as our Homebuilding segments.
Financial information for each of our reportable business segments is included in Note 6 to our Consolidated Financial Statements.
Available information
Our internet website address is www.pultegroupinc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission. Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2011	2010	2009	2008	2007
Home sale revenues	$3,950,743	$4,419,812	$3,869,297	$5,980,289	$8,881,509
Home closings	15,275	17,095	15,013	21,022	27,540
Since early 2006, the U.S. housing market has been unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, increased unemployment levels, and significant uncertainty in the global economy. These conditions have contributed to sharply weakened demand for new homes and heightened pricing pressures on new and existing home sales. New home sales in the U.S. declined to 302,000 new home sales in 2011, which represents the lowest level since at least 1962 and a decline of approximately 77% from the 2005 peak of 1.3 million new home sales. We have experienced significant net losses in each year between 2007 - 2011, resulting from a combination of reduced operational profitability and significant asset impairments.
In response to these market conditions, we have made significant reductions in employee headcount and overhead costs, including a series of consolidations of our local operating divisions and corporate functions. We also significantly curtailed our investments in inventory, implemented a more rigorous risk-based approach to land investment, and liquidated certain of our less strategic land positions. We are seeking to better align the size and features of our homes with the current demand environment and achieve significant reductions in house cost by value-engineering our floor plans to improve the efficiency of construction, rebidding supplier contracts and working with suppliers to find cost savings, and focusing on lean production principles. In recent years, we generated significant positive cash flow primarily through refunds of income taxes paid in prior years combined with limiting the level of reinvestment into inventory. We have used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt. Through the combination of these operational and capital structure activities, we have positioned the company for future profitability, even at the current low industry volumes.
In the long-term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that market conditions will remain challenging. Our strategy to enhance shareholder value is centered around the following operational objectives:

•
Revenue enhancement by establishing clear business models for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on "speculative" home sales (homes for which construction began prior to a customer order and which generally result in lower margins than pre-sold homes);

•	Reducing our house costs through common house plan management, value-engineering our house plans, working with suppliers to reduce costs, and following lean production principles;

•	Maintaining an efficient overhead structure; and

•	Improving our inventory turns.
As of December 31, 2011, our Homebuilding operations offered homes for sale in approximately 700 communities. Sales prices of unit closings during 2011 ranged from less than $100,000 to greater than $900,000, with 88% falling within the range of $100,000 to $400,000. The average unit selling price in 2011 was $259,000, compared with $259,000 in 2010, $258,000 in 2009, $284,000 in 2008, and $322,000 in 2007. The significant decrease in the average selling price of our homes since 2007 resulted from a combination of pricing pressures due to challenging industry conditions, changes in the geographic mix of homes closed, adjusting our product offerings to better align with current market conditions, and an increase in the mix of entry-level buyers as the result of the Centex merger.

Sales of single-family detached homes, as a percentage of total unit sales, were 79% in 2011, compared with 79% in 2010, 77% in 2009, 75% in 2008, and 74% in 2007. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and other attached housing, as prices for detached new homes have become more affordable for entry-level and active adult homebuyers.
Our Homebuilding operations are geographically diverse and, as a result, help to insulate us from demand changes in individual markets. Since 2006, however, such diversification has not insulated us from demand changes due to the nationwide downturn in the homebuilding industry that has had a significant adverse impact on our operations in each of our markets.
Ending backlog, which represents orders for homes that have not yet closed, was $1.1 billion (3,924 units) at December 31, 2011 and $1.1 billion (3,984 units) at December 31, 2010. For each order in backlog, we have received a signed customer contract and the required customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2011, substantially all are scheduled to be closed during 2012, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.
Land acquisition and development
We acquire land primarily for the construction of our homes for sale to homebuyers, though we periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain land assets no longer fit into our strategic operating plans. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of the necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to targeted consumer groups. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of option contracts. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. As a result of the downturn in the homebuilding industry that began in 2006, however, our supply of controlled land is in excess of our short-term needs in many of our markets.
Land is generally purchased after it is properly zoned and developed or is ready for development. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2011, we controlled 131,010 lots, of which 116,933 were owned and 14,077 were under option agreements.
Sales and marketing
We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we segment our potential customers into well-defined buyer groups. Segmentation analysis provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group. Through our portfolio of brands, each serving unique customer segments, we are able to provide a distinct experience to potential customers:

	Centex	Pulte Homes	Del Webb
Targeted customer segment	Entry-level buyers	Move-up buyers	Active adults
Portion of 2011 home closings	36%	36%	28%
Our Centex brand is targeted to entry-level buyers, and these communities tend to be smaller with product offerings geared toward lower average selling prices. The move-up buyers in our Pulte Homes communities tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Through our Del Webb brand, we are better able to address the needs of active adults. Our Del Webb brand offers both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These highly amenitized communities offer a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be very large, consisting in some cases of several thousand homes, and have longer life cycles, in some cases extending beyond 10 years.
We introduce our homes to prospective buyers through media advertising, illustrated brochures, Internet listings and link placements, mobile applications, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's mobile customers. In addition, our websites, www.pulte.com, www.delwebb.com, and www.centex.com, provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. Approximately 6.7 million people visited our websites during 2011.
To meet the demands of our various customers, we have established design expertise for a wide array of product lines. We believe that we are an innovator in home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, create distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared to existing homes and represents a key area of focus for our home designs, including high efficiency HVAC systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.
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
Construction
The construction of our homes is conducted under the supervision of our on-site construction field managers. Substantially all of our construction work is performed by independent subcontractors under contracts that, in many instances, cover both labor and materials on a fixed-price basis. Using a selective process, we have teamed up with what we believe are premier subcontractors and suppliers to improve all aspects of the house construction process.
Continuous improvement in our house construction process is a key area of focus. We maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices, including lean production principles. We also use component off-site manufacturing methods for certain portions of the construction process to provide high efficiency, high quality, and lower cost products to our customers. During 2011, we began a more intensive effort to improve our product offerings and production processes through the following programs:

•	New product development to introduce new features and technologies based on customer validated data.

•	Common management of house plans in order to focus on building those house designs that customers value the most and that can be built at the highest quality and an efficient cost.

•
Value engineering our house plans to optimize house designs in terms of material content and ease of constructability while still providing a clear value to the consumer. Value engineering eliminates items that add cost but that have little to no value to the customer.

•
Working with our suppliers to establish the "should cost", a data driven, collaborative effort to reduce construction costs to what the associated construction activities or materials “should cost” in the market.

We cannot determine the extent to which necessary building materials will be available at reasonable prices in the future. While the availability of materials and labor is not a significant concern under current market conditions, we have, on occasion, experienced shortages of skilled labor in certain trades and of building materials in some markets in previous years. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule through various strategic business partnerships and e-business initiatives.

Competition
The housing industry in the United States is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only 5% of new home sales in 2011. In each of our local markets, there are numerous homebuilders with which we compete. We also compete with sales of existing house inventory, and any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides certain segments of the population an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.
Seasonality
Our homebuilding operating cycle historically reflected increased revenues and cash flow from operations during the fourth quarter based on the timing of home closings. However, the challenging market conditions experienced since early 2006 have lessened the seasonal variations of our results. During 2011, we experienced a return to a somewhat more traditional demand pattern as new orders were higher in the first half of the year and home closings increased in each quarter throughout the year. However, given the current significant uncertainty in the homebuilding industry, we can make no assurances as to when and to what degree our historical seasonality will recur.
Regulation and environmental matters
Our operations are subject to extensive regulations imposed and enforced by various federal, state, and local governing authorities. These regulations are complex and include building codes, land zoning and other entitlement restrictions, health and safety regulations, labor practices, marketing and sales practices, environmental regulations, rules and regulations relating to mortgage financing operations, and various other laws, rules, and regulations. Collectively, these regulations have a significant impact on the site selection and development of our communities, our house design and construction techniques, our relationships with customers, employees, and suppliers / subcontractors, and many other aspects of our business. The applicable governing authorities frequently have broad discretion in administering these regulations, including inspections of our homes prior to closing with the customer in the majority of municipalities in which we operate.
In addition to existing regulations, more stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance. On December 1, 2009, the Environmental Protection Agency (“EPA”) promulgated new regulations regarding effluent limitation guidelines (“ELG”) for discharges from construction and development sites. The new regulations require all construction sites subject to National Pollutant Discharge Elimination System construction storm water permits issued by the EPA or an authorized state to implement certain sediment and erosion controls and pollution prevention measures. These regulations also require sampling of storm water discharges and compliance with a numeric effluent limitation of 280 nephelometric turbidity units (“NTUs”) beginning August 1, 2011 for sites disturbing 20 or more acres at once and beginning February 2, 2014 for sites disturbing 10 or more acres at once.  Effective January 4, 2011, the effluent limitation standard of 280 NTUs has been stayed by the EPA until it can complete a new rulemaking to correct the numeric limitation.  The numeric limit is the only portion of the new regulations that has been stayed by the EPA.  The EPA published a Federal Register notice on January 3, 2012 requesting additional data on the performance of technologies in controlling turbidity in stormwater discharges from construction sites. Comments will be accepted for sixty days.  No date has yet been set by EPA for further rulemaking related to ELG.
In addition to the new ELG regulations, the EPA also announced that it is committed to and has begun a rulemaking to address post-construction storm water discharges from newly developed and redeveloped sites. This rulemaking is expected to be completed by November 2012. There can be no assurance whether the EPA will adopt final rules regarding post-construction storm water discharges, or, if it does, the form the final rules will take. We are currently assessing the impact that the new ELG rules and potential post-construction rules will have on our business and results of operations.

Financial Services Operations
We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association (“GNMA” or "Ginnie Mae"), Federal National Mortgage Association (“FNMA” or "Fannie Mae"), Federal Home Loan Mortgage Corporation (“FHLMC” or "Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers while also helping us align the timing of the house construction process with our customers’ financing needs.
During 2011, 2010, and 2009, we originated mortgage loans for 62%, 63%, and 70%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years as the primary purpose for our mortgage operations is to support our homebuilding business. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 78.5% in 2011, 77.5% in 2010, and 85.3% in 2009.
In originating mortgage loans, we initially use our own funds and subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination.
We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 to 120 days after sale.
The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. We utilize a centralized fulfillment center staffed with loan consultants to perform our mortgage underwriting, processing and closing functions. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, consistency, and quality of our mortgage operations, improving our profitability and allowing us to focus on providing attractive mortgage financing opportunities for our customers.
In originating and servicing mortgage loans, we are subject to the rules and regulations of the government-sponsored investors, and other investors, that purchase the loans we originate. In addition to being affected by changes in these programs, our mortgage banking business is also affected by many of the same factors that impact our homebuilding business.
Our mortgage operations are also subject to potential losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a "make-whole" payment). Historically, losses related to these representations were not significant. Beginning in 2009, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates.
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
At December 31, 2011, we employed 3,579 people, of which 577 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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
Prior to 2006, land and home prices rose significantly in many of our markets. Since early 2006, the U.S. housing market has been unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. These conditions have contributed to sharply weakened demand for new homes and heightened pricing pressures on new and existing home sales. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land inventory and certain other assets. We cannot predict the duration or the severity of the current market conditions, nor provide any assurances that the adjustments we have made in our operating strategy to address these conditions will be successful.
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
As a result of the changing market conditions in the homebuilding industry that have occurred since early 2006, we incurred significant land-related charges resulting from the write-off of deposits and pre-acquisition costs related to land transactions we elected not to pursue, net realizable valuation adjustments related to land positions sold or held for sale, impairments on land assets related to communities under development or to be developed in the future, impairments of our investments in unconsolidated joint ventures, and impairments of our recorded goodwill. It is reasonably possible that the estimated cash flows from our projects may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry or our local markets worsen in the future, if the current difficult market conditions extend beyond our expectations, or if our strategy related to certain communities changes, we may be required to evaluate our assets for additional impairments or write-downs, which could result in additional charges that might be significant.

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
Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to certain representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the type of collateral, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan.  We may also be required to indemnify underwriters that purchased and securitized loans originated by a former subsidiary of Centex for losses incurred by investors in those securitized loans based on similar breaches of representations and warranties.
To date, the significant majority of these losses relate to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006.
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
The resolution of claims related to alleged breaches of these representations and warranties and repurchase claims could have a material adverse effect on our financial condition, cash flows and results of operations, and could exceed existing estimates and accruals. The repurchase liability we recorded is estimated based on several factors, including the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase.  The factors referred to above are subject to change in light of market developments, the economic environment, and other circumstances, some of which are beyond our control. Accordingly, there can be no assurance that such reserves will not need to be increased in the future.

Future increases in interest rates, reductions in mortgage availability, or increases in the effective costs of owning a home could prevent potential customers from buying our homes and adversely affect our business and financial results.
A large majority of our customers finance their home purchases through mortgage loans, many through our mortgage bank. Interest rates have been near historical lows for several years, which has made new homes more affordable. Increases in interest rates or decreases in the availability of mortgage financing, however, could reduce the market for new homes. Potential homebuyers may be less willing or able to pay the increased monthly costs or to obtain mortgage financing that exposes them to interest rate changes. Lenders may increase the qualifications needed for mortgages or adjust their terms to address any increased credit risk. Even if potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their current homes to potential buyers who need financing. These factors could adversely affect the sales or pricing of our homes and could also reduce the volume or margins in our financial services business. Beginning in early 2007, the availability of certain mortgage financing products became more constrained as the mortgage industry began to more closely scrutinize sub-prime, Alt-A, and other non-conforming mortgage products. Our financial services business could also be impacted to the extent we are unable to match interest rates and amounts on loans we have committed to originate through the various hedging strategies we employ. These developments have had, and may continue to have, a material adverse effect on the overall demand for new housing and thereby on the results of operations for our homebuilding business.
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
We also believe that the availability of FHA and VA mortgage financing is an important factor in marketing some of our homes. The FHA has and may continue to impose stricter loan qualification standards, raise minimum down payment requirements, impose higher mortgage insurance premiums and other costs, and/or limit the number of mortgages it insures. The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry is also critical to the housing market. The impact of the federal government’s conservatorship of Fannie Mae and Freddie Mac on the short-term and long-term demand for new housing remains unclear. Any limitations or restrictions on the availability of financing by these agencies could adversely affect interest rates, mortgage financing, and our sales of new homes and mortgage loans.
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
The capital and credit markets have experienced significant volatility in recent years. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers. We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2011, we had cash and equivalents of $1.1 billion as well as restricted cash totaling $101.9 million. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.
Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2011, we had outstanding letters of credit and surety bonds totaling $235.9 million and $1.2 billion, respectively. Of these amounts outstanding, $83.2 million of the letters of credit were subject to cash-collateralized agreements while the remaining letters of credit and surety bonds were unsecured. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

Competition for homebuyers could reduce our deliveries or decrease our profitability.
The housing industry in the United States is highly competitive. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences. We compete in each of our markets with numerous national, regional, and local homebuilders. This competition with other homebuilders could reduce the number of homes we deliver or cause us to accept reduced margins in order to maintain sales volume.
We also compete with resales of existing or foreclosed homes, housing speculators, and available rental housing. Increased competitive conditions in the residential resale or rental market in the regions where we operate could decrease demand for new homes or unfavorably impact pricing for new homes.
Supply shortages and other risks related to the demand for skilled labor and building materials could increase costs and delay deliveries.
The homebuilding industry is highly competitive for skilled labor and materials. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. Increased costs or shortages of skilled labor and/or materials could cause increases in construction costs and construction delays. We may not be able to pass on increases in construction costs to customers and generally are unable to pass on any such increases to customers who have already entered into sales contracts as those sales contracts generally fix the price of the home at the time the contract is signed, which may be well in advance of the construction of the home. Sustained increases in construction costs may, over time, erode our margins, and pricing competition for materials and labor may restrict our ability to pass on any such additional costs, thereby decreasing our margins.
Our income tax provision and tax reserves may be insufficient if a taxing authority is successful in asserting positions that are contrary to our interpretations and related reserves, if any.
Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation is based on a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our net income for such period.
We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are appropriately recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.
We may not realize our deferred income tax assets.
The ultimate realization of our deferred income tax assets is dependent upon generating future taxable income and executing tax planning strategies. We have recorded valuation allowances against our deferred income tax assets. The valuation allowance will fluctuate as conditions change.
Our ability to utilize net operating losses (“NOLs”), built-in losses (“BILs”), and tax credit carryforwards to offset our future taxable income would be limited if we were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned by “5-percent shareholders” (within the meaning of Section 382 of the IRC) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned by such “5-percent shareholders” at any time over the testing period.

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
As a result of the merger with Centex, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, or deductions is limited under Section 382 of the Internal Revenue Code. The applicable Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change, and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change NOLs, BILs, and tax credit carryforwards or deductions not being available for our use.
The value of our deferred tax assets is also dependent upon the tax rates in effect at the time taxable income is expected to be generated. A decrease in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would decrease the value of our deferred tax assets, which could be material.
We have significant intangible assets. If these assets become impaired, then our profits and shareholders’ equity may be reduced.
We have significant intangible assets related to prior business combinations. We evaluate the recoverability of intangible assets whenever facts and circumstances indicate the carrying amount may not be recoverable. If the carrying value of intangible assets is deemed impaired, the carrying value is written down to fair value. This would result in a charge to our operating earnings. If management’s expectations of future results and cash flows decrease significantly, impairments of the remaining intangible assets may occur.
Government regulations could increase the cost and limit the availability of our development and homebuilding projects or affect our related financial services operations and adversely affect our business or financial results.
Our operations are subject to building, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. For our homes to qualify for FHA or VA mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies. Our compliance with federal, state, and local laws relating to protection of the environment has had, to date, no material effect upon capital expenditures, earnings, or competitive position. More stringent requirements could be imposed in the future on homebuilders and developers, thereby increasing the cost of compliance.
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
Our financial services operations are also subject to numerous federal, state, and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination, and real estate settlement procedures. They may also subject our operations to examination by applicable agencies, pursuant to which those agencies may limit our ability to provide mortgage financing or title services to potential purchasers of our homes.

Homebuilding is subject to warranty and other claims in the ordinary course of business that can be significant.
As a homebuilder, we are subject to home warranty, construction defect, and other claims arising in the ordinary course of business. We record warranty and other reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. We have, and require our subcontractors to have, general liability, property, errors and omissions, workers compensation, and other business insurance. These insurance policies protect us against a portion of our risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. We reserve for costs to cover our self-insured and deductible amounts under these policies and for any costs of claims and lawsuits based on an analysis of our historical claims, which includes an estimate of claims incurred but not yet reported. Because of the uncertainties inherent in these matters, we cannot provide assurance that our insurance coverage, our subcontractor arrangements, and our reserves will be adequate to address all our warranty and construction defect claims in the future. Contractual indemnities can be difficult to enforce, we may be responsible for applicable self-insured retentions, and some types of claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered by and the availability of general liability insurance for construction defects are currently costly and limited. We have responded to the recent increases in insurance costs and coverage limitations by increasing our self-insured retentions and claim reserves. There can be no assurance that coverage will not be further restricted and become more costly. Additionally, we are exposed to counterparty default risk related to our and our subcontractors’ insurance carriers.
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
A future terrorist attack against the U.S. could cause a sharp decrease in the number of new contracts signed for homes and an increase in the cancellation of existing contracts. Accordingly, adverse developments in the war on terrorism, future terrorist attacks against the U.S., or increased domestic and international instability could adversely affect our business.

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
ITEM 4.     MINE SAFETY DISCLOSURES
This Item is not applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT
Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	46	Chairman, President and Chief Executive Officer	2002
Robert T. O'Shaughnessy	46	Executive Vice President and Chief Financial Officer	2011
James R. Ellinghausen	53	Executive Vice President, Human Resources	2005
Deborah W. Meyer	49	Senior Vice President and Chief Marketing Officer	2009
Steven M. Cook	53	Senior Vice President, General Counsel and Secretary	2006
John B. Bertero, III	51	Area President, East	2011
Harmon D. Smith	48	Area President, Gulf Coast	2011
Patrick J. Beirne	48	Area President, Central	2011
John J. Chadwick	50	Area President, Southwest	2012
Michael J. Schweninger	43	Vice President and Controller	2009
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
Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011. Prior to joining our company, he held a number of financial roles at Penske Automotive Group from 1997 to 2011, most recently as Executive Vice President and Chief Financial Officer.
Mr. Ellinghausen was appointed Executive Vice President, Human Resources in December 2006.
Ms. Meyer was appointed Senior Vice President and Chief Marketing Officer in September 2009. Prior to joining our company, Ms. Meyer held various senior marketing positions, most recently serving as Vice President and Chief Marketing Officer for Chrysler, LLC from August 2007 to December 2008. Prior to joining Chrysler, LLC, Ms. Meyer held various marketing positions at Toyota Motor Sales from 2001 to 2007, most recently as Vice President of Marketing for Lexus.
Mr. Cook was appointed Senior Vice President, General Counsel and Secretary in December 2008 and previously held the position of Vice President, General Counsel and Secretary since February 2006.
Mr. Bertero was appointed Area President, East in August 2009. Prior to joining our company, Mr. Bertero was a regional executive vice president with Centex Corporation since 2006.
Mr. Smith was appointed Area President, Gulf Coast in 2008 and has served as an Area President over various geographical markets since 2006.
Mr. Beirne was appointed Area President, Central in 2012 and has served as an Area President over various geographical markets since 2006.
Mr. Chadwick was appointed Area President, Southwest in 2012 and previously held the position of Division President for our Arizona division. Since 2006, Mr. Chadwick has held the position of Area President or Division President over various geographical markets.
Mr. Schweninger was appointed Vice President and Controller effective March 2009. Since joining our company in 2005, he also has held the positions of Director – Finance & Accounting Process Improvement and Director of Corporate Audit.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common shares are listed on the New York Stock Exchange (Symbol: PHM).
Related Stockholder Matters
The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices and cash dividends declared per share.

	December 31, 2011			December 31, 2010
	High	Low	Declared Dividend	High	Low	Declared Dividend
1st Quarter	$8.69	$6.54	$—	$11.74	$10.22	$—
2nd Quarter	8.44	6.93	—	13.39	8.28	—
3rd Quarter	7.84	3.61	—	9.07	7.84	—
4th Quarter	6.48	3.54	—	8.73	6.2	—
At February 1, 2012, there were 3,106 shareholders of record.
Issuer Purchases of Equity Securities (1)

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2011 to October 31, 2011	—	—	—	102,342(1)
November 1, 2011 to November 30, 2011	—	—	—	102,342(1)
December 1, 2011 to December 31, 2011	134,219	$6.07	—	102,342(1)
Total	134,219	$6.07	—

(1)
Pursuant to the two $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and October 2005 and the $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

(2)
During the fourth quarter of 2011, a total of 134,219 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph
The following line graph compares for the fiscal years ended December 31, 2007, 2008, 2009, 2010, and 2011 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2011

	2006	2007	2008	2009	2010	2011
PULTEGROUP, INC.	100.00	32.13	33.75	30.88	23.22	19.48
S&P 500 Index - Total Return	100.00	105.49	66.46	84.05	96.71	98.76
Dow Jones U.S. Select Home Construction Index	100.00	42.58	25.46	26.25	29.19	26.70

* Assumes $100 invested on December 31, 2006, and the reinvestment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA
Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, ($000’s omitted, except per share data)
	2011	2010	2009 (b)	2008	2007
OPERATING DATA:
Homebuilding:
Revenues	$4,033,596	$4,447,627	$3,966,589	$6,112,038	$9,121,730
Income (loss) before income taxes	$(275,830)	$(1,240,155)	$(1,920,081)	$(1,710,644)	$(2,539,883)
Financial Services:
Revenues	$103,094	$121,663	$117,800	$151,016	$134,769
Income (loss) before income taxes	$(34,470)	$5,609	$(55,038)	$28,045	$42,980
Consolidated results:
Revenues	$4,136,690	$4,569,290	$4,084,389	$6,263,054	$9,256,499
Income (loss) from continuing operations before income taxes	$(310,300)	$(1,234,546)	$(1,975,119)	$(1,682,599)	$(2,496,903)
Income tax expense (benefit)	(99,912)	(137,817)	(792,552)	(209,486)	(222,486)
Income (loss) from continuing operations	(210,388)	(1,096,729)	(1,182,567)	(1,473,113)	(2,274,417)
Income (loss) from discontinued operations (a)	—	—	—	—	18,662
Net income (loss)	$(210,388)	$(1,096,729)	$(1,182,567)	$(1,473,113)	$(2,255,755)
PER SHARE DATA:
Earnings per share - basic:
Income (loss) from continuing operations	$(0.55)	$(2.90)	$(3.94)	$(5.81)	$(9.02)
Income (loss) from discontinued operations (a)	—	—	—	—	0.07
Net income (loss)	$(0.55)	$(2.90)	$(3.94)	$(5.81)	$(8.94)
Weighted-average common shares outstanding (000’s omitted)	379,877	378,585	300,179	253,512	252,192
Earnings per share - assuming dilution:
Income (loss) from continuing operations	$(0.55)	$(2.90)	$(3.94)	$(5.81)	$(9.02)
Income (loss) from discontinued operations (a)	—	—	—	—	0.07
Net income (loss)	$(0.55)	$(2.90)	$(3.94)	$(5.81)	$(8.94)
Weighted-average common shares outstanding and effect of dilutive securities (000’s omitted)	379,877	378,585	300,179	253,512	252,192
Shareholders’ equity	$5.07	$5.59	$8.39	$10.98	$16.80
Cash dividends declared	$—	$—	$—	$0.16	$0.16

(a)
Income (loss) from discontinued operations is comprised of our former thrift operation and Argentina and Mexico homebuilding operations, which have been presented as discontinued operations for all periods presented.

(b)	Includes Centex’s operations since August 18, 2009.

	December 31, ($000’s omitted)
	2011	2010	2009 (b)	2008	2007
BALANCE SHEET DATA:
House and land inventory	$4,636,468	$4,781,813	$4,940,358	$4,201,289	$6,835,945
Total assets	6,885,620	7,699,376	10,051,222	7,708,458	10,225,703
Senior notes	3,088,344	3,391,668	4,281,532	3,166,305	3,478,230
Shareholders’ equity	1,938,615	2,135,167	3,194,440	2,835,698	4,320,193

	Years Ended December 31,
	2011	2010	2009 (b)	2008	2007
OTHER DATA:
Markets, at year-end	61	67	69	49	51
Active communities, at year-end	700	786	882	572	737
Closings (units)	15,275	17,095	15,013	21,022	27,540
Net new orders (units)	15,215	15,148	14,185	15,306	25,175
Backlog (units), at year-end	3,924	3,984	5,931	2,174	7,890
Average selling price (per unit)	$259,000	$259,000	$258,000	$284,000	$322,000
Gross margin from home sales (a)	12.8%	9.4%	(10.5)%	(10.1)%	(5.0)%

(a)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land and community valuation adjustments are included in home sale cost of revenues.

(b)	Includes Centex’s operations since August 18, 2009.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The U.S. housing market and broader economy remain in a period of uncertainty. While we have experienced some stabilization in our local markets, homebuilding industry volumes remain at near historically low levels. This more stable environment has resulted in a significant reduction in the level of land-related charges recorded during 2011 compared with recent years. However, significant short-term uncertainty remains such that we are not anticipating a broad recovery in homebuilding in the near term. Factors that are currently impacting the homebuilding industry negatively include:

•	High levels of unemployment and associated low levels of consumer confidence;

•	Continued high levels of foreclosure activity;

•	Increased costs and standards related to FHA loans, which are a significant source of customer financing; and

•
Uncertainty regarding the potential impacts of reforms to the overall U.S. financial services and mortgage industries, including the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into law on July 21, 2010; potential limitations on the mortgage interest income tax deduction; and potential future restructurings of Fannie Mae and Freddie Mac.

During 2011, we experienced a return to a somewhat more traditional demand pattern as new orders were higher in the first half of the year and home closings increased in each quarter throughout the year. While our overall volumes in 2011 were moderately lower than in 2010, the combination of improved gross margins, a more efficient overhead structure, and lower asset impairment charges resulted in a significant improvement in our bottom line results. We believe that improved employment levels and consumer confidence are necessary to unlock the pent-up demand that we believe has built up in recent years. Accordingly, we continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term while also positioning ourselves to capitalize upon growth when industry conditions improve. While we are purchasing land positions where it makes strategic and economic sense to do so, the opportunity to purchase developed lots in premium locations has become more limited and competitive in many of our markets. We also continue to evaluate each of our existing land parcels to determine whether the strategy and economics support holding the parcel or disposing of it. We have closely evaluated and made significant reductions in employee headcount and overhead expenses since the beginning of the industry downturn, including a further consolidation of our field organization and select corporate functions during 2011. Due to the persistence of these difficult market conditions, maintaining an efficient overhead structure will continue to be a significant area of focus. We are also adjusting the content in our homes to provide our customers more affordable alternatives and are building homes with smaller floor plans in certain of our communities.
Our outlook is cautious for 2012 as the timing of a sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that market conditions will remain challenging, and our visibility as to future earnings performance is limited. Our evaluations for land-related charges recorded to date were based on our best estimates of the future cash flows for our communities. If conditions in the homebuilding industry or our local markets worsen in the future, if the current difficult market conditions extend beyond our expectations, or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Homebuilding*	$(275,830)	$(1,240,155)	$(1,920,081)
Financial Services	(34,470)	5,609	(55,038)
Income (loss) from continuing operations before income taxes	(310,300)	(1,234,546)	(1,975,119)
Income tax expense (benefit)	(99,912)	(137,817)	(792,552)
Net income (loss)	$(210,388)	$(1,096,729)	$(1,182,567)
Per share data - assuming dilution:
Net income (loss)	$(0.55)	$(2.90)	$(3.94)

*	Amounts previously classified as "non-operating" have been reclassified to "Homebuilding" (see to the Consolidated Financial Statements).

•	The losses experienced by Homebuilding in 2011, 2010, and 2009 resulted primarily from significant charges related to the following ($000's omitted):

	2011	2010	2009
Land-related charges (see Note 6)	$35,786	$216,352	$973,289
Goodwill impairments (see Note 3)	240,541	656,298	562,990
Restructuring costs (see Note 4)	19,696	50,718	64,453
Merger-related costs (see Note 2)	1,730	4,133	72,079
Loss on debt retirements (see Note 8)	5,638	38,920	31,594
Insurance-related adjustments (see Note 15)	—	280,390	—
	$303,391	$1,246,811	$1,704,405
For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.
Merger-related costs represent transaction and integration costs resulting directly from the Centex merger. In total, Homebuilding incurred $129.1 million of such costs in 2009. These costs consisted of $57.0 million of restructuring costs (primarily severance and lease exit costs) included in the above table within restructuring costs plus $72.1 million of investment banking and other professional fees, amortization of certain fair value adjustments, and certain other integration costs.
In addition to the above charges, Homebuilding continued to experience low volumes in 2009 through 2011. The revenue decline for the year ended December 31, 2011 was due in part to the impact of a federal homebuyer tax credit that existed during the first half of 2010 as well as lower average selling prices and fewer active communities in 2011. The lower revenue in 2011 and 2010 was partially offset by improved gross margins, reduced overhead costs, and lower impairment charges.

•
The Financial Services loss in 2011 compared to income in 2010 was due to lower volumes and increased loss reserves related to loans originated in previous years. Such loss reserves totaled $59.3 million in 2011, compared with $16.9 million in 2010 (see Note 15 to the Consolidated Financial Statements). Financial Services income in 2010 was improved from 2009 primarily due to reduced loan loss reserves, which totaled $60.9 million in 2009. The Financial Services loss in 2009 also included certain integration costs directly related to the Centex merger totaling $8.4 million, which consisted primarily of severance benefits and lease exit and related asset impairment costs.

•
The income tax benefits in 2011 and 2010 were attributable primarily to the favorable resolution of certain federal and state income tax matters. The income tax benefit in 2009 reflected the impact of the Worker, Homeownership, and Business Assistance Act of 2009, which allowed us to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes.

Homebuilding Operations
The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2011	FY 2011 vs. FY 2010	2010	FY 2010 vs. FY 2009	2009
Home sale revenues	$3,950,743	(11)%	$4,419,812	14%	$3,869,297
Land sale revenues	82,853	198%	27,815	(71)%	97,292
Total Homebuilding revenues	4,033,596	(9)%	4,447,627	12%	3,966,589
Home sale cost of revenues (a)	3,444,398	(14)%	4,006,385	(6)%	4,274,474
Land sale cost of revenues (b)	59,279	11%	53,555	(75)%	211,170
Selling, general and administrative expenses ("SG&A") (c)	519,583	(42)%	895,102	33%	672,434
Equity in (earnings) loss of unconsolidated entities (d)	(3,194)	12%	(2,843)	(106)%	49,668
Other expense (income), net (e)	293,102	(61)%	742,385	8%	685,829
Interest income, net	(3,742)	(45)%	(6,802)	(1)%	(6,905)
Income (loss) before income taxes	$(275,830)	(78)%	$(1,240,155)	(35)%	$(1,920,081)
Supplemental data:
Gross margin from home sales	12.8%	340 bps	9.4%	1,990 bps	(10.5)%
SG&A as a percentage of home sale revenues	13.2%	(710) bps	20.3%	290 bps	17.4%
Closings (units)	15,275	(11)%	17,095	14%	15,013
Average selling price	$259	0%	$259	0%	$258
Net new orders:
Units	15,215	0%	15,148	7%	14,185
Dollars (f)	$3,953,829	1%	$3,898,950	(19)%	$4,816,057
Cancellation rate	19%		19%		23%
Active communities at December 31	700	(11)%	786	(11)%	882
Backlog at December 31:
Units	3,924	(2)%	3,984	(33)%	5,931
Dollars	$1,059,649	0%	$1,056,563	(33)%	$1,577,424

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $15.9 million, $169.7 million, and $751.2 million for 2011, 2010, and 2009, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $9.8 million, $39.1 million, and $113.7 million for 2011, 2010, and 2009, respectively.

(c)	SG&A for 2010 includes the adverse impact of insurance reserve adjustments totaling $280.4 million.

(d)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $1.9 million and $54.1 million in 2010 and 2009, respectively.

(e)
Includes goodwill impairment charges of $240.5 million, $656.3 million, and $563.0 million in 2011, 2010, and 2009, respectively. Also includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $10.0 million, $5.6 million, and $54.3 million in 2011, 2010, and 2009, respectively, and net losses related to the redemption of debt totaling $5.6 million, $38.9 million, and $31.6 million in 2011, 2010, and 2009, respectively.

(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Centex merger
As indicated above, the Centex merger had a significant impact on our post-acquisition operating results. Centex was consolidated for the full year in our 2011 and 2010 operating results, however, if not for the impact of the Centex merger, our revenues, closings, and net new orders in 2010 would have experienced significant decreases from 2009. Our reported home sale revenues, closings, and net new orders for 2010 as reflected in the above tables represent decreases of 19%, 22%, and 28%, respectively, from the combined operating results of the two companies from 2009. However, these lower volumes were offset by lower land-related charges, improved gross margins and operating leverage, and our elimination of the substantial majority of duplicative overhead costs from the combined companies. Excluding the impact of the goodwill impairments and insurance-related losses recorded in 2010 and 2009, our Homebuilding income (loss) before income taxes in 2010 was significantly improved from the losses reported by either company or the combined companies in 2009. This illustrates the impact of the various actions we took to restructure our combined homebuilding operations into a more efficient organization as well as a somewhat more stable environment for the homebuilding industry, albeit at lower industry volumes.
Home sale revenues
Home sale revenues for 2011 were lower than 2010 by $469.1 million, or 11%. The decrease was attributable to an 11% decrease in closings as average selling prices remained stable from 2010 to 2011. The decline in closings for 2011 compared with 2010 occurred in each of our Homebuilding segments, except for Florida, and resulted primarily from lower industry volumes, in part due to the expiration of the federal homebuyer tax credit that existed during 2010 for orders under contract by April 30 and closed by September 30. This tax credit favorably impacted new orders and closings during the first half of 2010, in part we believe by pulling forward customer demand. The 11% decrease in our active communities also contributed to the lower closings.
Home sale revenues for 2010 were higher than 2009 by $550.5 million, or 14%. The increase in home sale revenues in 2010 over 2009 was attributable to a 14% increase in closings as average selling prices remained stable from 2009 to 2010. As discussed above under Centex merger, the increase in revenues in 2010 resulted from the Centex merger, which contributed $1.9 billion in 2010 compared to $1.1 billion in 2009. The federal homebuyer tax credit described above also contributed to increased revenues in the first half of 2010, which were partially offset by lower revenues in the second half of 2010.
Home sale gross margins
Home sale gross margins were 12.8% in 2011, compared with 9.4% in 2010 and (10.5)% in 2009. Gross margins during 2011 benefited from lower land and community valuation adjustments of $15.9 million, compared with $169.7 million and $751.2 million in 2010 and 2009, respectively. The benefit of these lower charges was partially offset by increased amortization of capitalized interest due to debt assumed with the Centex merger.
Gross margins were also adversely impacted in 2009 by a fair value adjustment related to homes under construction inventory acquired in the Centex merger. We recognized this fair value adjustment as an increase of $31.1 million to home sale cost of revenues as the related homes closed. The amortization of this adjustment was not significant in 2011 or 2010. Excluding the impact of land and community valuation adjustments, amortization of capitalized interest, and merger-related costs, adjusted home sale gross margins improved to 17.9% in 2011 from 16.7% in 2010 and 12.3% in 2009 (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). These improved gross margins reflect a combination of factors, including shifts in the product and geographic mix of homes closed, better alignment of our product offering with current market conditions, and a shift in our sales strategy toward more “pre-selling” of homes.
Land sales
We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $23.6 million, $(25.7) million, and $(113.9) million in 2011, 2010, and 2009, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $9.8 million, $39.1 million, and $113.7 million in 2011, 2010, and 2009, respectively.

SG&A
In order to further reduce overhead costs and drive greater leverage, we reconfigured our organization during the fourth quarter of 2010 and again in the second quarter of 2011, consolidating certain local divisions. Along with these changes in our field operations, we also further reduced corporate and support staffing across a number of functions to further consolidate and streamline our operating processes. These actions were a continuation of a series of actions we have taken over the last several years to better align our overhead structure with expected volumes.
The gross dollar amount of our SG&A decreased $375.5 million, or 42%, in 2011 compared to 2010. SG&A, as a percentage of home sale revenues, was 13.2% in 2011, compared with 20.3% in 2010. SG&A in 2010 included $280.4 million in insurance reserve adjustments, substantially all of which related to general liability construction defect claims (see Note 15 to the Consolidated Financial Statements for additional discussion of insurance reserve adjustments). SG&A as a percentage of home sales revenues excluding these insurance reserve adjustments was 13.2% and 13.9% in 2011 and 2010, respectively. (See the Non-GAAP Financial Measures section for a reconciliation of SG&A as a percentage of home sale revenue, excluding insurance reserve adjustments). Excluding the insurance reserve adjustments from 2010, our SG&A declined significantly in gross dollars in 2011 and resulted in an improvement in overhead leverage. This improved overhead leverage resulted from a combination of better matching our overall cost structure with the current business environment and lower severance and equity compensation expense in 2011.
The gross dollar amount of our SG&A increased $222.7 million, or 33%, in 2010 compared to 2009. SG&A, as a percentage of home sale revenues, was 20.3% in 2010, compared with 17.4% in 2009. The increase in 2010 compared to 2009 was the result of the insurance reserve adjustments taken in 2010 noted above. SG&A as a percentage of home sales revenues excluding these insurance reserve adjustments was 13.9% and 17.4% in 2010 and 2009, respectively. This decrease resulted primarily from lower severance costs and the elimination of certain overhead costs directly related to the Centex merger that impacted 2009. In 2010, SG&A included severance costs of $22.3 million. During 2009, SG&A included transaction and integration costs related to the Centex merger, including severance costs, totaling $70.5 million, as well as certain duplicative corporate and divisional overhead costs during the transition period following the merger.
Equity in (earnings) loss of unconsolidated entities
Equity in (earnings) loss of unconsolidated entities was $(3.2) million, $(2.8) million, and $49.7 million, for 2011, 2010, and 2009, respectively. The primary cause for this change in results is the lower levels of impairments related to these entities recorded during 2011 and 2010 as compared to 2009. There were no impairments of investments in unconsolidated joint ventures in 2011, while impairments totaled $1.9 million and $54.1 million in 2010 and 2009, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.
Other expense (income), net
Other expense (income), net includes the following ($000’s omitted):

	2011	2010	2009
Write-offs of deposits and pre-acquisition costs (Note 5)	$10,002	$5,594	$54,256
Loss on debt retirements (Note 8)	5,638	38,920	31,594
Lease exit and related costs (Note 4)	9,900	28,378	24,803
Amortization of intangible assets (Note 1)	13,100	13,100	14,008
Goodwill impairments (Note 3)	240,541	656,298	562,990
Miscellaneous expense (income), net	13,921	95	(1,822)
	$293,102	$742,385	$685,829
For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense (income), net includes $17.1 million in 2011 related to the write-down of a note receivable.
Interest income, net
The decrease in interest income, net in 2011 compared with 2010 resulted from lower invested cash balances that resulted primarily from the significant debt retirements we completed in 2011 and 2010. The slight decrease in interest income, net in 2010 compared with 2009 resulted from higher invested cash balances offset by lower interest rates. Additionally, $1.5 million of Homebuilding interest costs were expensed directly to interest expense in 2010 because our debt balance exceeded the amount of active inventory for certain periods and thus was not capitalized into inventory.

Net new orders
Net new order levels were essentially flat for 2011 compared with 2010. Net new orders reflect the impact of the federal homebuyer tax credit that expired during 2010, which favorably impacted new orders during the first half of 2010, and the reduced number of active communities in 2011. At December 31, 2011, we had 700 active communities, a decrease of 11% from December 31, 2010. The cancellation rate (canceled orders for the period divided by gross new orders for the period) for 2011 was unchanged from 2010 at 19%. Ending backlog, which represents orders for homes that have not yet closed, was essentially flat at December 31, 2011 compared with December 31, 2010, consistent with the overall new order levels.
For 2010, net new orders increased 7% compared with 2009 primarily due to incremental orders resulting from the Centex merger and the positive impact of the federal homebuyer tax credit in the first half of 2010, partially offset in the latter half of 2010 by a lower average sales pace per community. Excluding Centex, net new order units decreased moderately during 2010 due to the uncertainty in the overall U.S. housing industry. Cancellation rates were slightly lower in 2010 at 19%, compared to 23% in 2009. At December 31, 2010, we had 786 active selling communities, a decrease of 11% from December 31, 2009. Ending backlog at December 31, 2010 declined 33% from December 31, 2009 as the result of the lower community count and the impact of the federal homebuyer tax credit, which pulled forward demand into the first half of 2010.
Homes in production
The following is a summary of our homes in production at December 31, 2011 and 2010:

	2011	2010
Sold	2,640	2,790
Unsold
Under construction	1,381	1,638
Completed	1,481	1,856
	2,862	3,494
Models	1,278	1,452
Total	6,780	7,736
Included in our total homes in production were 2,862 and 3,494 homes that were unsold to customers (“spec homes”) at December 31, 2011 and 2010, respectively, of which 1,481 and 1,856 homes, respectively, were completed (“final specs”). The reduction in homes in production at December 31, 2011 compared to 2010 resulted primarily from our lower community count combined with a conscious effort to reduce the number of spec homes, especially final specs.
Controlled lots
The following is a summary of our lots under control at December 31, 2011 and 2010:

	December 31, 2011			December 31, 2010
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	10,540	2,121	12,661	11,582	2,567	14,149
Southeast	15,016	3,215	18,231	15,691	3,981	19,672
Florida	26,444	2,136	28,580	30,855	1,922	32,777
Texas	14,759	4,231	18,990	16,748	4,258	21,006
North	15,084	1,676	16,760	16,804	1,954	18,758
Southwest	35,090	698	35,788	40,284	548	40,832
Total	116,933	14,077	131,010	131,964	15,230	147,194

Developed (%)	28%	38%	29%	30%	39%	31%

Of our controlled lots, 116,933 and 131,964 were owned and 10,060 and 10,082 were under option agreements approved for purchase at December 31, 2011 and 2010, respectively. In addition, there were 4,017 and 5,148 lots under option agreements pending approval at December 31, 2011 and 2010, respectively. While we are purchasing land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the year ended December 31, 2011.
The remaining purchase price related to land under option for use by our Homebuilding operations at future dates approximated $698.0 million at December 31, 2011. These land option agreements, which may be canceled at our discretion, and may extend over several years, are secured by deposits and pre-acquisition costs totaling $57.0 million, of which only $4.6 million is refundable. This balance excludes contingent payment obligations which may or may not become actual obligations to us.
Non-GAAP Financial Measures
This report contains information about our home sale gross margins and selling, general, and administrative expenses (“SG&A”) reflecting certain adjustments. These measures are considered non-GAAP financial measures under the SEC's rules and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures as measures of our operating performance. Management and our local divisions use these measures in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe they are relevant and useful measures to investors for evaluating our performance through (1) gross profit generated on homes delivered during a given period and (2) the efficiency of our overhead cost structure and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and SG&A and any adjustments thereto before comparing our measures to that of such other companies.
The following tables set forth reconciliations of these non-GAAP financial measures to the GAAP financial measures that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Years Ended December 31,
	2011	2010	2009
Home sale revenues	$3,950,743	$4,419,812	$3,869,297
Home sale cost of revenues	3,444,398	4,006,385	4,274,474
Home sale gross margin	506,345	413,427	(405,177)
Add:
Land and community valuation adjustments (a)	$10,498	$141,592	$683,014
Capitalized interest amortization (a)	189,382	180,918	165,355
Merger-related costs (b)	1,730	4,133	31,147
Adjusted home sale gross margin	$707,955	$740,070	$474,339

Home sale gross margin as a percentage of home sale revenues	12.8%	9.4%	(10.5)%
Adjusted home sale gross margin as a percentage of home sale revenues	17.9%	16.7%	12.3%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

(b)
Home sale gross margin was adversely impacted by the amortization of a fair value adjustment to homes under construction inventory acquired with the Centex merger. This fair value adjustment is being amortized as an increase to home sale cost of revenues over the related home closings.

SG&A
	Years Ended December 31,
	2011	2010	2009
Home sale revenues	$3,950,743	$4,419,812	$3,869,297

SG&A	$519,583	$895,102	$672,434
Less: Insurance reserve adjustments (a)	—	280,390	—
SG&A excluding insurance reserve adjustments	$519,583	$614,712	$672,434

SG&A as a percentage of home sale revenues	13.2%	20.3%	17.4%
SG&A excluding insurance reserve adjustments as a percentage of home sale revenues	13.2%	13.9%	17.4%

(a)	Adjustments to recorded insurance reserves, primarily related to general liability exposures.
Homebuilding Segment Operations
Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2011, we conducted our operations in 61 markets located throughout 29 states. During 2011, we realigned our organizational structure and reportable segment presentation. Accordingly, the segment information provided herein has been reclassified to conform to the current presentation for all periods presented.

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Hawaii, Nevada, New Mexico, Southern California
As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding."
We also have one reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2011	FY 2011 vs. FY 2010	2010	FY 2010 vs. FY 2009	2009
Home sale revenues:
Northeast	$714,609	(5)%	$754,280	18%	$640,595
Southeast	675,124	(10)%	752,509	34%	561,187
Florida	557,865	3%	539,996	22%	444,161
Texas	615,319	(4)%	638,424	34%	476,799
North	727,085	(16)%	861,559	13%	763,851
Southwest	660,741	(24)%	873,044	(11)%	982,704
	$3,950,743	(11)%	$4,419,812	14%	$3,869,297
Income (loss) before income taxes:
Northeast	$29,320	(15)%	$34,619	117%	$(207,461)
Southeast	45,060	92%	23,454	144%	(52,930)
Florida	44,946	186%	(51,995)	82%	(283,242)
Texas	33,329	108%	16,026	126%	7,078
North	(12,376)	(2,267)%	571	100%	(120,998)
Southwest	36,647	157%	(64,140)	82%	(356,643)
Other homebuilding (a)	(452,756)	62%	(1,198,690)	(32)%	(905,885)
	$(275,830)	78%	$(1,240,155)	35%	$(1,920,081)
Closings (units):
Northeast	1,880	(10)%	2,083	19%	1,748
Southeast	2,771	(10)%	3,095	35%	2,296
Florida	2,251	1%	2,224	13%	1,962
Texas	3,327	(7)%	3,563	36%	2,616
North	2,579	(16)%	3,055	12%	2,733
Southwest	2,467	(20)%	3,075	(16)%	3,658
	15,275	(11)%	$17,095	14%	15,013
Average selling price:
Northeast	$380	5%	$362	(1)%	$366
Southeast	244	0%	243	0%	244
Florida	248	2%	243	8%	226
Texas	185	3%	179	(2)%	182
North	282	0%	282	1%	279
Southwest	268	(6)%	284	6%	269
	$259	0%	$259	0%	$258

(a)
Other homebuilding includes the amortization of intangible assets, goodwill impairment, amortization of capitalized interest, net losses related to the redemption of debt, and other costs not allocated to the operating segments.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2011	FY 2011 vs. FY 2010	2010	FY 2010 vs. FY 2009	2009
Net new orders - units:
Northeast	1,749	6%	1,650	(5)%	1,731
Southeast	2,642	(4)%	2,747	20%	2,297
Florida	2,314	13%	2,046	11%	1,850
Texas	3,278	5%	3,129	35%	2,322
North	2,635	(3)%	2,716	14%	2,392
Southwest	2,597	(9)%	2,860	(20)%	3,593
	15,215	0%	15,148	7%	14,185
Net new orders - dollars:
Northeast	$674,134	9%	$617,899	(32)%	$904,103
Southeast	645,993	(3)%	662,650	(10)%	735,174
Florida	581,778	18%	494,587	(6)%	523,798
Texas	606,239	6%	570,860	(13)%	658,255
North	748,089	(1)%	757,639	(18)%	924,600
Southwest	697,596	(12)%	795,315	(26)%	1,070,127
	$3,953,829	1%	$3,898,950	(19)%	$4,816,057
Cancellation rates:
Northeast	14%		16%		17%
Southeast	16%		16%		21%
Florida	13%		11%		21%
Texas	28%		29%		28%
North	17%		17%		22%
Southwest	19%		18%		24%
	19%		19%		23%
Unit backlog:
Northeast	425	(24)%	556	(44)%	989
Southeast	602	(18)%	731	(32)%	1,079
Florida	658	11%	595	(23)%	773
Texas	825	(6)%	874	(33)%	1,308
North	709	9%	653	(34)%	992
Southwest	705	23%	575	(27)%	790
	3,924	(2)%	3,984	(33)%	5,931
Backlog dollars:
Northeast	$178,934	(18)%	$219,409	(38)%	$355,789
Southeast	154,533	(16)%	183,664	(33)%	273,523
Florida	174,039	16%	150,126	(23)%	195,534
Texas	153,927	(6)%	163,007	(29)%	230,571
North	207,507	11%	186,503	(36)%	290,424
Southwest	190,709	24%	153,854	(34)%	231,583
	$1,059,649	0%	$1,056,563	(33)%	$1,577,424

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2011	FY 2011 vs. FY 2010	2010	FY 2010 vs. FY 2009	2009
Land-related charges*:
Northeast	$4,958	17%	$4,235	(98)%	$201,864
Southeast	2,429	(83)%	14,141	(74)%	54,205
Florida	3,999	(93)%	56,833	(77)%	250,250
Texas	828	(88)%	6,814	(38)%	11,032
North	14,867	(47)%	28,076	(71)%	97,330
Southwest	3,263	(96)%	78,123	(73)%	287,988
Other homebuilding	5,442	(81)%	28,130	(60)%	70,620
	$35,786	(83)%	$216,352	(78)%	$973,289

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue, and impairments of our investments in unconsolidated entities. See Notes 5 and 6 to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:
For 2011, Northeast home sale revenues decreased 5% compared with 2010 due to a 10% decrease in closings offset in part by a 5% increase in the average selling price. The reduction in closing volumes was primarily due to fewer closings in our Mid-Atlantic division, in part due to a lower active community count. The decreased income before income taxes was primarily due to expense of $21.9 million in 2011 related to the write-down of a note receivable and the unfavorable resolution of certain contingencies. Such expense was partially offset by improved gross margin compared to the prior year. Land-related charges were comparable between periods, totaling $5.0 million in 2011, compared with $4.2 million in 2010. Net new order units increased 6% in 2011, led by our operations in the Northeast Corridor and Mid-Atlantic.
For 2010, Northeast home sale revenues increased 18% compared with 2009 due to a 19% increase in closings offset slightly by a 1% decrease in the average selling price. The majority of the increase in volumes resulted from increased sales in our Mid-Atlantic division. Excluding Centex, home sale revenues and closings decreased moderately, while average selling price increased slightly compared with 2009. The income before income taxes was primarily attributable to higher revenues, increased gross margin, improved overhead leverage compared with 2009, and a decrease in land-related charges to $4.2 million in 2010, compared with $201.9 million in 2009. Net new orders decreased 5% compared with 2009 due to decreased activity in our Northeast Corridor division. Excluding Centex, net new orders decreased moderately compared with 2009.
Southeast:
For 2011, Southeast home sale revenues decreased 10% compared with 2010 due to a 10% decrease in closings as there was no change in the average selling price. The reduction in closing volumes was primarily due to fewer closings in our Georgia division as well as a lower active community count across all divisions. Gross margin improved compared with the prior year period. The increased income before income taxes was also due to lower land-related charges, which totaled $2.4 million in 2011, compared with $14.1 million in 2010. Net new order units decreased 4% in 2011, due in part to decreased activity in our Tennessee division.
For 2010, Southeast home sale revenues increased 34% compared with 2009 due to a 35% increase in closings as there was no change in the average selling price. The increase in closing volumes was largely due to significant increases in our sales volumes in our Coastal Carolinas and Tennessee divisions due to the Centex merger. Excluding Centex, home sale revenues and average selling price increased slightly compared with 2009 and there was no change in closings. The income before income taxes was primarily attributable to higher revenues, increased gross margin, improved overhead leverage compared with 2009, and a decrease in land-related charges to $14.1 million in 2010, from $54.2 million in 2009. New orders increased 20% compared with 2009 largely due to the Centex merger. Excluding Centex, net new orders decreased moderately compared with 2009.

Florida:
For 2011, Florida home sale revenues increased 3% compared with 2010 due to a 1% increase in closings combined with a 2% increase in the average selling price. The majority of this improvement was due to increased closing volumes in North Florida. The income before income taxes in 2011 was attributable to improved gross margins and significantly lower land-related charges than in 2010. Land-related charges were $4.0 million in 2011, compared with $56.8 million in 2010. Net new order units increased by 13% in 2011, in part due to grand openings or grand re-openings at several large communities.
For 2010, Florida home sale revenues increased 22% compared with 2009 due to a 13% increase in closings combined with a 8% increase in the average selling price. The majority of this improvement was due to our South Florida market as our North Florida market experienced a significant reduction in revenues. Excluding Centex, home sale revenues decreased slightly, closings decreased moderately, and average selling price increased slightly compared with 2009. The significant decrease in loss before income taxes in 2010 was attributable to higher revenues and lower land-related charges, which totaled $56.8 million and $250.3 million in 2010 and 2009, respectively. Gross margins increased moderately compared with 2009. Net new orders increased by 11% compared with 2009 primarily due to increased activity in our South Florida market due to the Centex merger. Excluding Centex, net new orders for 2010 decreased moderately from 2009.
Texas:
For 2011, Texas home sale revenues decreased 4% compared with the prior year period due to a 7% decrease in closings partially offset by a 3% increase in the average selling price. The reduction in closing volumes was mainly due to Central Texas and San Antonio. The increased income before income taxes in 2011 was attributable to improved gross margins and lower land-related charges than in the prior year period. Land-related charges were $0.8 million in 2011, compared with $6.8 million in 2010. Net new order units increased by 5% for 2011, in part due to the grand opening of a large community in Houston.
For 2010, Texas home sale revenues increased 34% compared with 2009 due to a 36% increase in closings offset in part by a 2% decrease in the average selling price. Excluding Centex, home sale revenues and closings decreased slightly and average selling price increased slightly compared with 2009. The increased income before income taxes in 2010 was attributable to higher revenues and lower land-related charges, which totaled $6.8 million and $11.0 million in 2010 and 2009, respectively. Gross margins increased moderately compared with 2009. Net new orders increased by 35% compared with 2009, with the largest increases coming from our Houston and Dallas markets due to the Centex merger. Excluding Centex, net new orders for 2010 decreased moderately from 2009.
North:
For 2011, North home sale revenues decreased 16% compared with the prior year period due to a 16% decrease in closings as there was no change in average selling price. The decrease in closing volumes was due to significantly fewer closings in our Minnesota, St. Louis, and Northern California divisions. Gross margin decreased slightly. The loss before income taxes was primarily due to the reduced revenues, offset in part by reduced land-related charges. Land-related charges totaled $14.9 million in 2011, compared with $28.1 million in 2010. Net new order units decreased by 3% in 2011 compared with 2010, primarily in our Minnesota, St. Louis, and Northern California divisions. The sales volumes for our Northern California division reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit exacerbated the already challenging local market conditions. These declines were partially offset by improvements in our other North divisions.
For 2010, North home sale revenues increased 13% compared with 2009 due to a 12% increase in closings combined with a 1% increase in the average selling price. The increase in closing volumes was due to increased sales in our Pacific Northwest and St. Louis divisions due to the Centex merger. Excluding Centex, home sale revenues and closings decreased slightly while average selling price increased slightly compared with 2009. In 2010, North recorded land-related charges totaling $28.1 million, compared to land-related charges of $97.3 million in 2009. Gross margins increased moderately compared with 2009. Net new orders increased by 14% compared with 2009 primarily due to increased activity in our Indianapolis, St. Louis, and Minnesota markets, largely due to the Centex merger. Excluding Centex, net new orders for 2010 decreased moderately compared to 2009.

Southwest:
For 2011, Southwest home sale revenues decreased 24% compared with the prior year period due to a 20% decrease in closings and a 6% decrease in average selling price. The decreases were due to weakness in each of our divisions combined with the close-out in late 2010 of our luxury condo community in Hawaii that had average selling prices in excess of $1 million. The increase in income before income taxes was primarily due to improved gross margins and the significant decrease in land-related charges. Land-related charges totaled $3.3 million in 2011, compared with $78.1 million in 2010. The Southwest also benefited from land sale gains totaling $15.5 million in 2011. Net new order units decreased by 9% in 2011 compared with 2010, due to the close-out of our community in Hawaii as well as reduced activity in our Las Vegas and Southern California markets. The sales volumes for our Southern California division reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit exacerbated the already challenging local market conditions.
For 2010, Southwest home sale revenues decreased 11% compared with 2009 due to a 16% decrease in closings partially offset by a 6% increase in average selling price. The majority of the decline in volumes was due to our Las Vegas and Arizona markets. Excluding Centex, home sale revenues and closings decreased significantly while average sales price was unchanged compared with 2009. The decreased loss before income taxes in 2010 compared with 2009 was attributable primarily to lower land-related charges of $78.1 million in 2010 compared with $288.0 million in 2009 as well as moderately improved gross margins. Net new orders decreased by 20% in 2010 compared with 2009 primarily due to declines in Las Vegas and Arizona. Excluding Centex, net new orders for 2010 decreased significantly compared to 2009.
Financial Services Operations
We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds and funds available pursuant to a repurchase agreement with the Company. We subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination. We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. The servicing sales contracts provide for the reimbursement of payments made when loans prepay within specified periods of time, usually 90 to 120 days after sale.
The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2011	FY 2011 vs. FY 2010	2010	FY 2010 vs. FY 2009	2009
Mortgage operations revenues	$83,260	(12)%	$94,587	2%	$92,933
Title services revenues	19,834	(27)%	27,076	9%	24,867
Total Financial Services revenues	103,094	(15)%	121,663	3%	117,800
Expenses	137,666	19%	116,122	(33)%	172,854
Equity in (earnings) loss of unconsolidated entities	(102)	50%	(68)	325%	(16)
Income (loss) before income taxes	$(34,470)	(715)%	$5,609	110%	$(55,038)
Total originations:
Loans	9,482	(12)%	10,770	0%	10,737
Principal	$1,986,225	(13)%	$2,273,394	0%	$2,276,390
Supplemental data:
Capture rate	78.5%		77.5%		85.3%
Average FICO score	748		749		743
Loan application backlog	$583,472	4%	$558,821	(36)%	$877,933
Agency production for funded originations	99%		99%		99%
FHA agency production	30%		38%		40%

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”). Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for 2011, and 98% of loan originations for both 2010 and 2009.
Revenues
Total Financial Services revenues during 2011 decreased 15% compared to 2010, due in large part to a 12% decrease in loan origination volumes compared to 2010 resulting from lower Homebuilding volumes. Interest income, which is included in mortgage operations revenues, was moderately lower in 2011 than in 2010 due to lower interest rates on loans originated.
Financial Services revenues during 2010 increased 3% compared with 2009, primarily as a result of improved loan pricing in 2010 compared to 2009. Interest income was lower in 2010 than in 2009 due to a combination of lower interest rates and selling loans faster in 2010.
The substantial majority of loan production in 2011, 2010, and 2009 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values, less competition, and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, the historically low interest rates of the last two years has contributed to profitability by reducing the level of pricing competition in the market. Our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, decreased in 2011 and 2010 from 2009.
Loan origination liabilities
Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment).

Historically, our overall losses relating to this risk were not significant Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. During 2011, 2010, and 2009, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Losses related to loan origination liabilities totaled $59.3 million, $16.9 million, and $60.9 million in 2011, 2010, and 2009, respectively, and are reflected in Financial Services expenses. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See our Critical Accounting Policies and Estimates and Note 15 to the Consolidated Financial Statements for additional discussion.
We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 16 for a discussion of non-guarantor subsidiaries).
The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.
Income before income taxes
The loss before income taxes in 2011 was due to increased loss reserves related to contingent loan origination liabilities (see Loan origination liabilities above). In addition, loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance reserves totaled $1.7 million and $1.2 million in 2011 and 2010, respectively. Excluding these aggregate losses, our Financial Services segment experienced higher profitability during 2011, primarily as the result of improved loan pricing.
Income before income taxes increased significantly in 2010 compared with 2009 primarily due to lower expenses related to contingent loan origination liabilities (see Loan origination liabilities above). In addition, loan loss provisions related to our portfolio loans, real estate owned, and mortgage reinsurance reserves totaled $1.2 million and $9.8 million in 2010 and 2009, respectively. The 2009 loss before income taxes also included certain integration costs directly related to the Centex merger totaling $8.4 million, which consisted primarily of severance benefits and lease exit and related asset impairment costs.
Income Taxes
Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Our effective tax rates were a benefit of 32.2%, 11.2%, and 40.1% in 2011, 2010, and 2009, respectively. Due to the effect of our valuation allowance and changes in our unrecognized tax benefits, our effective tax rates for 2009 through 2011 are not correlated to the amount of our pretax loss.
The income tax benefits for 2011 and 2010 were primarily due to the favorable resolution of certain federal and state income tax matters. Our 2009 income tax benefit was primarily due to the impact of the Worker, Homeownership, and Business Assistance Act of 2009 (the “Act”). The Act allowed us to carry back 2009 taxable losses to prior years and receive refunds of previously paid federal income taxes.
Liquidity and Capital Resources
We finance our land acquisition, development, and construction activities and financial services operations by using internally-generated funds and existing credit arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions deteriorate or if the current difficult market conditions extend beyond our expectations.
At December 31, 2011, we had cash and equivalents of $1.1 billion and senior notes of $3.1 billion. We also had restricted cash balances of $101.9 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements. In recent years, an additional source of liquidity has been refunds of federal income taxes paid in prior years, especially in 2010 as a result of the Worker, Homeownership, and Business Assistance Act of 2009.
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
Our ratio of debt to total capitalization was 61.4% at December 31, 2011, and 49.5% net of cash and equivalents, including restricted cash. While these debt-to-capital ratios remain above our desired targets, they are not likely to improve significantly until we return to consistent profitability.
Credit agreements
We maintain an unsecured letter of credit facility expiring in June 2014 that permits the issuance of up to $200.0 million of letters of credit. At December 31, 2011, $152.7 million of letters of credit were outstanding under this facility.

On March 25, 2011, we voluntarily terminated our $250.0 million unsecured revolving credit facility (the “Credit Facility”). The termination was effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012, and we did not pay any penalties as a result of the early termination, although we did record a charge of $1.3 million related to unamortized issuance costs. The Credit Facility had no outstanding borrowings and was being used solely to issue letters of credit. We determined it would be more cost effective to enter into separate cash-collateralized letter of credit agreements than to maintain the Credit Facility. The termination of the Credit Facility released $250.0 million of cash that we were required by the Credit Facility to maintain in liquidity reserve accounts.
In connection with the termination of the Credit Facility, we entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $191.2 million, the majority of which is uncommitted. Letters of credit totaling $83.2 million were outstanding under these agreements at December 31, 2011. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.
Pulte Mortgage
Pulte Mortgage provides mortgage financing for the majority of our home closings by using its own funds and funds available pursuant to a repurchase agreement with the Company. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, which generally occurs within 30 days. Given our liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using Company resources. At December 31, 2011, we funded $127.3 million of Pulte Mortgage's financing needs via the repurchase agreement with the Company.
Stock repurchase programs
Pursuant to the two $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and October 2005, and the $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2011.
Dividends
On November 24, 2008, our Board of Directors discontinued the regular quarterly dividend on the Company's common stock effective in the first quarter of 2009. Future dividends will depend upon a variety of factors considered relevant by the Board of Directors, including our earnings, capital requirements, financial condition, market conditions, and other factors.
Cash flows
In the years 2009 and 2010, we generated significant positive cash flow through refunds of income taxes paid in prior year combined with cash acquired in the Centex merger and limiting the level of reinvestment into inventory. We used this positive cash flow to, among other things, maintain significant cash reserves as well as retire outstanding debt. Over the last three years, we have retired $3.2 billion of debt, including debt assumed in the Centex merger (see Note 8 to the Consolidated Financial Statements for additional details regarding these retirements). Additionally, we used $26.6 million and $111.2 million in 2011 and 2010, respectively, to repurchase at a discount prior to their maturity certain community development district obligations in order to improve the future financial performance of the related communities (see Note 15 to the Consolidated Financial Statements) and also voluntarily used Company funds to finance Pulte Mortgage’s lending operations.
We do not anticipate that we will be able to generate positive cash flow in the near future at the same levels as in 2009 and 2010. During 2011, we generated positive operating cash flow. However, should growth conditions return to the homebuilding industry, we may need to invest significant capital into our operations to support such growth.

Operating activities
Our net cash provided by operating activities in 2011 was $17.2 million, compared with net cash provided by operating activities of $590.9 million and $729.4 million in 2010 and 2009, respectively. Generally, the primary drivers of cash flow from operations are profitability and inventory levels. The net losses for 2011, 2010, and 2009 were largely the result of non-cash asset impairments and insurance reserve adjustments, so the cash flows from operations each period primarily relate to changes in working capital. Our positive cash flow from operations in 2011 was primarily the result of a net decrease in inventories combined with income tax refunds, net of payments, of $62.2 million offset by financing Pulte Mortgage's lending operations, which reduced cash flows from operations by $52.8 million in 2011.
Our positive cash flow from operations for 2010 was primarily the result of income tax refunds, net of payments, of $941.3 million. After adjusting for these tax refunds, operating cash flow was negative for 2010. Cash flows from operations in 2010 were negatively impacted by the voluntary repurchase of certain community development district obligations for $111.2 million (see above) and using $74.5 million to finance Pulte Mortgage's lending operations. During 2010, inventory levels and residential mortgage loans available-for-sale decreased slightly. Operating cash flows in 2009 benefited from a significant net decrease in inventory and residential mortgage loans available-for-sale, along with income tax refunds, net of payments, of $357.2 million.
Because we used Company resources to finance Pulte Mortgage's operations during 2011, the majority of cash flows related to Pulte Mortgage are now included in cash flows from operating activities, represented primarily by changes in the balance of residential mortgage loans available-for-sale. Previously, including in 2009, changes in the balance of residential mortgage loans available-for-sale were largely offset by changes in borrowings under Pulte Mortgage's credit arrangements, which were included in cash flows from financing activities.
Investing activities
Net cash used in investing activities was $93.6 million in 2011, compared with net cash used in investing activities of $19.5 million in 2010 and net cash provided by investing activities of $1.7 billion in 2009. The increase from 2010 to 2011 is primarily due to the $83.2 million of restricted cash we are now required to maintain related to our new letter of credit facilities, offset in part by increased proceeds from the sale of fixed assets related to the consolidation of certain facilities and a decrease in contributions to unconsolidated entities. Our contributions to unconsolidated entities and investments in capital expenditures have declined in recent years as the result of the reduction in our overall land investments and consolidations of local operating facilities.
The net cash used in investing activities in 2010 was primarily the result of investments in unconsolidated entities and capital expenditures, partially offset by distributions from unconsolidated entities and a reduction in residential mortgage loans held for investment. Substantially all of the cash provided by investing activities in 2009 was the result of cash acquired in the Centex merger.
Financing activities
Net cash used in financing activities totaled $323.9 million, $948.4 million, and $2.2 billion in 2011, 2010, and 2009, respectively. Cash used in financing activities in 2011 related primarily to the use of $321.1 million to reduce outstanding senior notes, of which $13.9 million was at their scheduled maturity date while the remainder was prior to their scheduled maturity dates.
Net cash used in financing activities in 2010 was primarily the result of the repurchase of senior notes as well as repayments made under Financial Services credit arrangements. As discussed above, we are now using internal funds to finance Pulte Mortgage's operations, the effects of which are reflected in cash flows from operating activities.
The cash used in financing activities in 2009 was largely attributable to $1.9 billion used to retire outstanding debt combined with reductions in amounts outstanding under our Financial Services credit arrangements resulting from the reduction in mortgage loans available-for-sale.

Inflation
We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, current industry conditions have resulted in significant pressure on sales prices in many of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income would be adversely affected.
Seasonality
We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced significant increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings. However, the challenging market conditions experienced since early 2006 have lessened the seasonal variations of our results. During 2011, we experienced a return to a somewhat more traditional demand pattern as new orders were higher in the first half of the year and home closings increased in each quarter throughout the year. However, given the current significant uncertainty in the homebuilding industry, we can make no assurances as to when and to what degree our historical seasonality will recur.
Contractual Obligations and Commercial Commitments
The following table summarizes our payments under contractual obligations as of December 31, 2011:

	Payments Due by Period ($000’s omitted)
	Total	2012	2013-2014	2015-2016	After 2016
Contractual obligations:
Long-term debt (a)	$5,364,482	$289,872	$1,105,454	$1,211,421	$2,757,735
Operating lease obligations	144,949	32,590	51,990	35,838	24,531
Other long-term liabilities (b)	426	426	—	—	—
Total contractual obligations (c)	$5,509,857	$322,888	$1,157,444	$1,247,259	$2,782,266

(a)	Represents principal and interest payments related to our senior notes.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.
We are subject to the usual obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2011, we had $52.5 million of non-refundable deposits and pre-acquisition costs relating to option agreements to acquire 14,077 homesites with a remaining purchase price of $698.0 million. We expect to acquire approximately half of these lots within the next two years and the remainder thereafter.
At December 31, 2011, we had $171.9 million of gross unrecognized tax benefits and $36.9 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998-2011.

The following table summarizes our other commercial commitments as of December 31, 2011:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2012	2013-2014	2015-2016	After 2016
Other commercial commitments:
Guarantor credit facilities (a)	$283,199	$83,199	$200,000	$—	$—

(a)
The $200.0 million in 2014 represents the capacity of our unsecured letter of credit facility, of which $152.7 million was outstanding at December 31, 2011, while the $83.2 million in 2012 represents letters of credit outstanding under our cash-collateralized letter of credit agreements. The above table excludes an aggregate $1.2 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements
We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2011, we had outstanding letters of credit of $235.9 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at December 31, 2011, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.
In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2011, these agreements had an aggregate remaining purchase price of $698.0 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2011, we consolidated certain land option agreements and recorded assets of $24.9 million as land, not owned, under option agreements.
At December 31, 2011, aggregate outstanding debt of unconsolidated joint ventures was $11.1 million, of which our proportionate share of such joint venture debt was $3.2 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.2 million at December 31, 2011. See Note 7 to the Consolidated Financial Statements for additional information.
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
Financial Services – Mortgage servicing fees represent fees earned for servicing loans for various investors. Servicing fees are based on a contractual percentage of the outstanding principal balance, or a contracted set fee in the case of certain sub-servicing arrangements, and are credited to income when related mortgage payments are received or the sub-servicing fees are earned. Loan origination fees, commitment fees, and certain direct loan origination costs are recognized as incurred. Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. Interest income is accrued from the date a mortgage loan is originated until the loan is sold. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan.
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
We capitalize interest cost into homebuilding inventories. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of home closings.
Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots.
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
We generally determine the fair value of each community’s inventory using a combination of discounted cash models and market comparable transactions, where available. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sale incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates.
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
We evaluate our investments in unconsolidated entities for recoverability in accordance with ASC 323, “Investments – Equity Method and Joint Ventures”. If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10. Our proportionate share of any such impairments under ASC 360-10 are also recorded to equity in (earnings) loss of unconsolidated entities. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows supplemented by market comparable transactions, where available. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates.
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
Loans held for investment consist of a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and are reviewed for impairment when recoverability becomes doubtful.
Loan origination liabilities
Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment).
We sell a substantial majority of the loans we originate to investors each month, retaining limited risk related to such loans. Historically, our overall losses relating to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.
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
Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2013, an extension of two years beyond our previous estimates as of December 31, 2010. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. For example, if the total number of loans we are required to repurchase is ultimately 10% lower or higher than our current estimates, the amount of future losses would decrease or increase by approximately $13.0 million.

Intangible assets
We have recorded intangible assets related to tradenames acquired with the Centex merger completed in 2009 and the Del Webb merger completed in 2001, which are being amortized over their estimated useful lives. The carrying values and ultimate realization of these assets are dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. While the industry downturn in recent years has resulted in a decline in the fair value of these intangible assets, this decline has not yet resulted in an impairment of the assets' carrying values. However, if our expectations of future results and cash flows decrease significantly or if our strategy related to the use of the intangible assets changes, the related intangible assets may be impaired.
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
Self-insured risks
We maintain, and require our subcontractors to maintain, general liability insurance coverage. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a significant portion of the overall risk for such claims either through policies issued by our captive insurance subsidiaries or through our own self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits.
Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. We are self-insured for a per occurrence deductible, which is capped at an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.
At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates make up a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of its costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% of the total general liability reserves, which represent the vast majority of the total recorded reserves, at both December 31, 2011 and 2010. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.
Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Because the majority of our recorded reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and the estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves.
We have experienced a high level of insurance-related expenses in recent years, primarily due to the adverse development of general liability claims, the frequency and severity of which have increased significantly over historical levels. During 2010, we experienced a greater than anticipated frequency of newly reported claims and a significant increase in specific case reserves related to certain known claims. The general nature of these claims was not out of the ordinary, but the frequency and severity of the claims were in excess of our historical experience. As a result of these unfavorable trends, we recorded additional reserves totaling $280.4 million ($0.74 per basic and diluted share) within selling, general, and administrative expenses. Substantially all of this additional reserve related to general liability exposures, a large portion of which resulted from revising our actuarial assumptions surrounding the long-term frequency, severity, and development of claims. During the industry downturn over the last several years, and especially in 2010, we experienced adverse claim frequency and severity compared with longer term averages. In 2010, we deemed it appropriate to assume that the long-term future frequency, severity, and development of claims will most closely resemble the claims activity experienced in recent years.
Our recorded reserves for all such claims totaled $741.4 million and $785.6 million at December 31, 2011 and 2010, respectively, the vast majority of which relate to general liability claims. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $650 million to $850 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.
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
New accounting pronouncements
See Note 1 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk on our rate-sensitive financings to the extent long-term rates decline. The following tables set forth, as of December 31, 2011 and 2010, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2011 for the Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$96,393	$182,221	$574,590	$492,491	$480,000	$1,300,000	$3,125,695	$2,765,151
Average interest rate	5.45%	5.51%	5.50%	5.23%	6.50%	6.89%	6.19%

	As of December 31, 2010 for the Years ending December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$13,902	$103,699	$227,911	$654,590	$669,491	$1,780,000	$3,449,593	$3,227,404
Average interest rate	8.13%	5.45%	5.43%	5.47%	5.23%	6.79%	6.11%
Derivative instruments and hedging activities
Pulte Mortgage is exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). The interest rate risk continues through the loan closing and until the loan is sold to an investor. During 2011, this period of interest rate exposure averaged approximately 60 days. In periods of rising interest rates, the length of exposure will generally increase due to customers locking in an interest rate sooner as opposed to letting the interest rate float.
In order to reduce these risks, we use other derivative financial instruments to economically hedge the interest rate lock commitment, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments. We enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of interest rate lock commitments and the other derivative financial instruments are recognized in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.
Hypothetical changes in the fair values of our financial instruments arising from immediate parallel shifts in long-term mortgage rates of 50, 100, and 150 basis points would not be material to our financial results.

SPECIAL NOTES CONCERNING FORWARD-LOOKING STATEMENTS
As a cautionary note, except for the historical information contained herein, certain matters discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7a, Quantitative and Qualitative Disclosures About Market Risk, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to a number of risks, uncertainties and other factors that could cause our actual results, performance, prospects or opportunities, as well as those of the markets we serve or intend to serve, to differ materially from those expressed in, or implied by, these statements. You can identify these statements by the fact that they do not relate to matters of a strictly factual or historical nature and generally discuss or relate to forecasts, estimates or other expectations regarding future events. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “can,” “could,” “might,” “will” and similar expressions identify forward-looking statements, including statements related to expected operating and performing results, planned transactions, planned objectives of management, future developments or conditions in the industries in which we participate and other trends, developments and uncertainties that may affect our business in the future.
Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the impact of any changes to our strategy in responding to continuing adverse conditions in the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with PulteGroup's businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup's local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See Item 1A – Risk Factors for a further discussion of these and other risks and uncertainties applicable to PulteGroup’s business. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
($000’s omitted, except per share data)

	2011	2010
ASSETS
Cash and equivalents	$1,083,071	$1,483,390
Restricted cash	101,860	24,601
House and land inventory	4,636,468	4,781,813
Land held for sale	135,307	71,055
Land, not owned, under option agreements	24,905	50,781
Residential mortgage loans available-for-sale	258,075	176,164
Investments in unconsolidated entities	35,988	46,313
Income taxes receivable	27,154	81,307
Other assets	420,444	567,963
Intangible assets	162,348	175,448
Goodwill	—	240,541
	$6,885,620	$7,699,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $48,380 and $63,594 in 2011 and 2010, respectively	$196,447	$226,466
Customer deposits	46,960	51,727
Accrued and other liabilities	1,411,941	1,599,940
Income tax liabilities	203,313	294,408
Senior notes	3,088,344	3,391,668
Total liabilities	4,947,005	5,564,209
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 400,000,000 shares authorized, 382,607,543 and 382,027,940 shares issued and outstanding at December 31, 2011 and 2010, respectively	3,826	3,820
Additional paid-in capital	2,986,240	2,972,919
Accumulated other comprehensive loss	(1,306)	(1,519)
Accumulated deficit	(1,050,145)	(840,053)
Total shareholders’ equity	1,938,615	2,135,167
	$6,885,620	$7,699,376
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010, and 2009
(000’s omitted, except per share data)

	2011	2010	2009
Revenues:
Homebuilding
Home sale revenues	$3,950,743	$4,419,812	$3,869,297
Land sale revenues	82,853	27,815	97,292
	4,033,596	4,447,627	3,966,589
Financial Services	103,094	121,663	117,800
Total revenues	4,136,690	4,569,290	4,084,389
Homebuilding Cost of Revenues:
Home sale cost of revenues	3,444,398	4,006,385	4,274,474
Land sale cost of revenues	59,279	53,555	211,170
	3,503,677	4,059,940	4,485,644
Financial Services expenses	137,666	116,122	172,854
Selling, general and administrative expenses	519,583	895,102	672,434
Other expense (income), net	293,102	742,385	685,829
Interest income	(5,055)	(9,531)	(9,167)
Interest expense	1,313	2,729	2,262
Equity in (earnings) loss of unconsolidated entities	(3,296)	(2,911)	49,652
Income (loss) before income taxes	(310,300)	(1,234,546)	(1,975,119)
Income tax expense (benefit)	(99,912)	(137,817)	(792,552)
Net income (loss)	$(210,388)	$(1,096,729)	$(1,182,567)

Per share data:
Net income (loss):
Basic	$(0.55)	$(2.90)	$(3.94)
Diluted	$(0.55)	$(2.90)	$(3.94)
Cash dividends declared	$—	$—	$—

Number of shares used in calculation:
Basic:
Weighted-average common shares outstanding	379,877	378,585	300,179
Diluted:
Effect of dilutive securities	—	—	—
Adjusted weighted-average common shares	379,877	378,585	300,179

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2011, 2010, and 2009
(000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2009	258,169	$2,582	$1,394,790	$(4,099)	$1,442,425	$2,835,698
Stock option exercises	756	8	4,774	—	—	4,782
Excess tax benefits (deficiencies) from stock-based compensation	—	—	(8,098)	—	—	(8,098)
Stock issued for Centex merger	122,178	1,222	1,502,594	—	—	1,503,816
Stock awards, net of cancellations	239	2	(2)	—	—	—
Stock repurchases	(652)	(7)	(4,664)	—	(2,713)	(7,384)
Stock-based compensation	—	—	46,343	—	—	46,343
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(1,182,567)	(1,182,567)
Change in value of derivatives, net of income tax benefit of $0	—	—	—	714	—	714
Foreign currency translation adjustments	—	—	—	1,136	—	1,136
Total comprehensive income (loss)						(1,180,717)
Shareholders' Equity, December 31, 2009	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	902	9	8,659	—	—	8,668
Stock awards, net of cancellations	884	9	(9)	—	—	—
Stock repurchases	(448)	(5)	(3,549)	—	(469)	(4,023)
Stock-based compensation	—	—	32,081	—	—	32,081
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(1,096,729)	(1,096,729)
Change in value of derivatives, net of income tax benefit of $0	—	—	—	724	—	724
Foreign currency translation adjustments	—	—	—	6	—	6
Total comprehensive income (loss)						(1,095,999)
Shareholders' Equity, December 31, 2010	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	944	10	(10)	—	—	—
Stock repurchases	(364)	(4)	(3,128)	—	296	(2,836)
Stock-based compensation	—	—	16,459	—	—	16,459
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(210,388)	(210,388)
Change in value of derivatives, net of income tax benefit of $0	—	—	—	213	—	213
Total comprehensive income (loss)						(210,175)
Shareholders' Equity, December 31, 2011	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010, and 2009
($000’s omitted)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(210,388)	$(1,096,729)	$(1,182,567)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	35,786	214,444	919,199
Goodwill impairments	240,541	656,298	562,990
Depreciation and amortization	32,098	45,660	54,246
Stock-based compensation expense	16,459	32,081	46,343
Loss on debt retirements	5,638	38,920	31,594
Deferred income taxes	—	—	37,587
Equity in (earnings) loss of unconsolidated entities	(3,296)	(2,911)	49,652
Distributions of earnings from unconsolidated entities	7,083	5,512	911
Other, net	6,718	5,862	2,510
Increase (decrease) in cash due to:
Restricted cash	5,940	7,775	8,339
Inventories	54,891	(28,754)	494,026
Residential mortgage loans available-for-sale	(82,113)	(7,991)	263,167
Other assets	133,788	102,103	211,561
Accounts payable, accrued and other liabilities	(188,981)	(188,779)	(300,073)
Income taxes receivable	54,153	873,879	(552,794)
Income tax liabilities	(91,095)	(66,513)	82,664
Net cash provided by (used in) operating activities	17,222	590,857	729,355
Cash flows from investing activities:
Distributions from unconsolidated entities	4,531	4,231	8,612
Investments in unconsolidated entities	(4,603)	(22,890)	(35,144)
Cash acquired with Centex merger, net of cash used	—	—	1,748,742
Net change in loans held for investment	325	12,603	8,802
Change in restricted cash related to letters of credit	(83,199)	—	—
Proceeds from the sale of fixed assets	10,555	1,780	2,051
Capital expenditures	(21,238)	(15,179)	(39,252)
Net cash provided by (used in) investing activities	(93,629)	(19,455)	1,693,811
Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	(18,394)	(219,166)
Repayment of other borrowings	(321,076)	(934,650)	(2,005,205)
Issuance of common stock	—	8,668	4,782
Stock repurchases	(2,836)	(4,023)	(7,384)
Debt issuance costs	—	—	(3,058)
Net cash provided by (used in) financing activities	(323,912)	(948,399)	(2,230,031)
Net increase (decrease) in cash and equivalents	(400,319)	(376,997)	193,135
Cash and equivalents at beginning of period	1,483,390	1,860,387	1,667,252
Cash and equivalents at end of period	$1,083,071	$1,483,390	$1,860,387
Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(9,623)	$18,367	$42,362
Income taxes paid (refunded), net	$(62,167)	$(941,283)	$(357,190)
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of significant accounting policies
Basis of presentation
PulteGroup, Inc. is one of the largest homebuilders in the United States, and our common stock trades on the New York Stock Exchange under the ticker symbol “PHM”. Unless the context otherwise requires, the terms "PulteGroup", the "Company", "we", "us", and "our" used herein refer to PulteGroup, Inc. and its subsidiaries. While our subsidiaries engage primarily in the homebuilding business, we also have mortgage banking operations, conducted principally through Pulte Mortgage LLC (“Pulte Mortgage”), and title operations.
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
The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of PulteGroup, Inc. and all of its direct and indirect subsidiaries and variable interest entities in which PulteGroup, Inc. is deemed to be the primary beneficiary. All significant intercompany accounts, transactions, and balances have been eliminated in consolidation.
Use of estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassification
Certain prior period amounts have been reclassified to conform to the current year presentation, including the reclassification to cash and equivalents of certain deposits in-transit previously classified separately as unfunded settlements (see Cash and equivalents below), the reclassification of certain accrued liabilities to self-insured liabilities (see Note 15), and a reclassification of our segment information (see Note 6).
Subsequent events
We evaluated subsequent events up until the time the financial statements were filed with the Securities and Exchange Commission ("SEC").
Cash and equivalents
Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2011 and 2010 also included $13.0 million and $12.8 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.
Restricted cash
We maintain certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under certain cash-collateralized letter of credit agreements (see Note 8). The remaining balances relate to certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.
Investments in unconsolidated entities
We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Many of these unconsolidated entities purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of these entities. Certain of these entities sell land to us. In these situations, we defer the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which we have less than a 20% ownership interest and do not have the ability to exercise significant influence.
We evaluate our investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). Our proportionate share of any such impairments is also recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 7.
Notes receivable
In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers or other real estate investors. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we actively monitor each individual receivable and assess the need for an allowance for each receivable on an individual basis. Factors considered as part of this assessment include the counterparty's payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty's financial condition and plans, and the current and expected economic environment. Allowances are recorded in other expense (income), net when it becomes likely that some amount will not be collectible. Such receivables are reported net of allowance for credit losses within other assets. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned.
The following represents our notes receivable and related allowance for credit losses at December 31, 2011 and 2010 ($000’s omitted):

	December 31, 2011	December 31, 2010
Notes receivable, gross	$78,834	$77,853
Allowance for credit losses	(41,647)	(20,877)
Notes receivable, net	$37,187	$56,976
The increase in the allowance for credit losses during 2011 relates primarily to the recording of additional reserves. We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.
Intangible assets
Intangible assets consist of trademarks and tradenames acquired in connection with the 2009 acquisition of Centex and the 2001 acquisition of Del Webb. These intangible assets were valued at the acquisition date utilizing proven valuation procedures and are being amortized over 20-year lives. The acquired cost and accumulated amortization of our intangible assets were $259.0 million and $96.7 million, respectively, at December 31, 2011, and $259.0 million and $83.6 million, respectively, at December 31, 2010. Amortization expense totaled $13.1 million in 2011, $13.1 million in 2010, and $14.0 million in 2009 (including $4.0 million related to the fair value of customer backlog acquired with the Centex merger that was fully amortized as of December 31, 2009). Amortization expense for trademarks and tradenames is expected to be $13.1 million in each of the next five years.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. If our expectations of future results and cash flows decrease significantly or if our strategy related to the use of such intangible assets changes, the related intangible assets may be impaired. There were no impairments of intangible assets during 2011, 2010, or 2009.
Goodwill
Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets of such companies at the acquisition date, had been recorded in connection with various acquisitions. All goodwill was written-off as of December 31, 2011. Recorded goodwill was allocated to our reporting units based on the relative fair value of each acquired reporting unit. In accordance with ASC 350, “Intangibles-Goodwill and Other”, we assessed the goodwill balance of each reporting unit for impairment annually in the fourth quarter and when events or changes in circumstances indicated the carrying amount might not be recoverable. See Note 3.
Fixed assets and depreciation
Fixed assets are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Fixed assets are included in other assets and totaled $53.2 million net of accumulated depreciation of $203.4 million at December 31, 2011 and $59.3 million net of accumulated depreciation of $237.0 million at December 31, 2010. Depreciation expense totaled $19.0 million, $32.5 million, and $40.2 million in 2011, 2010, and 2009, respectively.
Advertising costs
Advertising costs are expensed as incurred and totaled $55.1 million, $54.9 million, and $47.1 million, in 2011, 2010, and 2009, respectively.
Employee benefits
We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to these plans were suspended during 2009 but have been reestablished effective in 2012. Company contributions pursuant to the plans totaled $0.2 million and $5.7 million in 2010 and 2009, respectively. There were no Company contributions during 2011.
Other expense (income), net
Other expense (income), net consists of the following ($000’s omitted):

	2011	2010	2009
Write-offs of deposits and pre-acquisition costs (Note 5)	$10,002	$5,594	$54,256
Loss on debt retirements (Note 8)	5,638	38,920	31,594
Lease exit and related costs (Note 4) (a)	9,900	28,378	24,803
Amortization of intangible assets (Note 1)	13,100	13,100	14,008
Goodwill impairments (Note 3)	240,541	656,298	562,990
Miscellaneous expense (income), net	13,921	95	(1,822)
	$293,102	$742,385	$685,829

(a)	Excludes lease exit costs classified within Financial Services expenses of $0.1 million, $2.9 million, and $0.7 million in 2011, 2010, and 2009, respectively. See Note 4.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Earnings per share
Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, restricted stock units, and non-vested shares of restricted stock. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Due to the net loss recorded during the periods, all stock options and non-vested restricted stock and restricted stock units were excluded from the calculation for 2011, 2010, and 2009.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although our outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during 2011, 2010, or 2009.
 Stock-based compensation
We measure compensation cost for our stock options at fair value on the date of grant and recognize compensation expense on the graded vesting method over the vesting period. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of our stock options is determined using primarily the Black-Scholes valuation model. The fair value of restricted stock is determined based on the number of shares granted and the quoted price of our common stock. We recognize compensation expense for restricted stock grants, the majority of which cliff vest at the end of three years, ratably over the vesting period. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 10.
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
We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions.  Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized in the consolidated financial statements as a component of income tax expense. See Note 11.
Homebuilding revenue recognition
Homebuilding revenue and related profit are generally recognized at the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment as required by ASC 360-20, “Property, Plant, and Equipment - Real Estate Sales” (“ASC 360-20”), the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed, unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing. Such amounts were not material at either December 31, 2011 or December 31, 2010.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Sales incentives
When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of house closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of revenues at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing or closing costs. Sales incentives in the form of seller-paid homeowners’ association fees or merchandise are also recorded to cost of revenues.
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
Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots. See Note 5.
Land, not owned, under option agreements
In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Under ASC 810, “Consolidation” (“ASC 810”), if the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, then we are required to consolidate the VIE.
The VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. In recent years, we have canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either December 31, 2011 or December 31, 2010.
Additionally, we determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though we generally have no obligation to pay these future amounts. As a result, we recorded $24.9 million and $50.8 million at December 31, 2011 and December 31, 2010, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides a summary of our interests in land option agreements as of December 31, 2011 and December 31, 2010 ($000’s omitted):

	December 31, 2011			December 31, 2010
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$2,781	$5,957	$3,837	$41,813	$44,565	$42,401
Unconsolidated VIEs	21,180	240,958	—	10,280	193,978	—
Other land option agreements	33,086	451,079	21,068	42,970	431,999	8,380
	$57,047	$697,994	$24,905	$95,063	$670,542	$50,781
 Land held for sale
Land held for sale is recorded at the lower of cost or fair value less costs to sell. See Note 5.
Start-up costs
Costs and expenses associated with entry into new homebuilding markets and opening new communities in existing markets are expensed when incurred.
Allowance for warranties
Home purchasers are provided with a limited warranty against certain building defects. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time the product revenue is recognized.
Self-insured risks
We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, we retain a significant portion of the overall risk for such claims. We reserve for these costs on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 15.
Residential mortgage loans available-for-sale
Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option for residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. See Note 15 for discussion of the risks retained related to mortgage loan originations.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2011 and 2010, residential mortgage loans available-for-sale had an aggregate fair value of $258.1 million and $176.2 million, respectively, and an aggregate outstanding principal balance of $248.2 million and $175.9 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.4) million and $1.9 million for the years ended December 31, 2011 and 2010, respectively. These changes in fair value were mostly offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2011, 2010, and 2009 were $59.1 million, $66.0 million, and $59.5 million, respectively.
Mortgage servicing rights
We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2011 and 2010 and are included in accrued and other liabilities. During 2011, 2010, and 2009, servicing rights recognized in Financial Services revenues totaled $16.0 million, $20.8 million, and $29.3 million, respectively.
Loans held for investment
We originate interim financing mortgage loans for certain customers and also have a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and are reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $2.4 million and $3.1 million (net of reserves of $1.9 million and $3.1 million) at December 31, 2011 and 2010, respectively.
Interest income on mortgage loans
Interest income is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $5.0 million, $5.8 million, and $7.7 million in 2011, 2010, and 2009, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors. The fair value of mortgage loans held for sale at December 31, 2011 and 2010 reflects unamortized discounts of $0.7 million and $1.0 million, respectively.
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
 Title services
Revenues associated with our title operations are recognized within Financial Services revenues as closing services are rendered and title insurance policies are issued, both of which generally occur as each home is closed. We have only limited risk associated with our title operations due to the low incidence of claims related to underwriting risk associated with issued title insurance policies and fiduciary risk resulting from closing services.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative instruments and hedging activities
We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments to economically hedge the interest rate lock commitment, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments. We do not use any derivative financial instruments for trading purposes. We enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues and the fair values are reflected in other assets or other liabilities, as applicable.
Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At December 31, 2011 and 2010, we had interest rate lock commitments in the total amount of $97.6 million and $99.0 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.
Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Whole loan investor commitments are obligations of the investor to buy loans at a specified price within a specified time period. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments used to minimize the market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At December 31, 2011, we had unexpired forward contracts and whole loan investor commitments of $311.5 million and $1.6 million, respectively, compared with cash forward contracts on mortgage-backed securities and whole loan investor commitments of $198.0 million and $59.0 million, respectively, at December 31, 2010.
There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. At December 31, 2011, the maximum length of time that we were exposed to the variability in future cash flows of derivative instruments was approximately 60 days.
 The fair value of derivative instruments and their location in the Consolidated Balance Sheet is summarized below ($000’s omitted):

	December 31, 2011		December 31, 2010
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$3,552	$1	$2,756	$64
Forward contracts	44	3,514	4,217	673
Whole loan commitments	52	41	2,319	—
	$3,648	$3,556	$9,292	$737
New accounting pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amends Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide a narrative description of the sensitivity of Level 3 measurements to changes in unobservable inputs. ASU 2011-04 will be effective for our fiscal year beginning January 1, 2012 and is not expected to have a material impact on our financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 will not impact our reported results of operations but will impact our financial statement presentation as we currently present items of other comprehensive income in the statement of shareholders' equity. ASU 2011-05 will be effective for our fiscal year beginning January 1, 2012.
2. Centex merger
On August 18, 2009, we completed the acquisition of Centex through the merger of PulteGroup’s merger subsidiary with and into Centex pursuant to the Agreement and Plan of Merger dated as of April 7, 2009 among PulteGroup, Pi Nevada Building Company, and Centex. As a result of the merger, Centex became a wholly-owned subsidiary of PulteGroup. Accordingly, the results of Centex are included in the consolidated financial statements from the date of the merger.
We acquired all of the outstanding shares of Centex common stock at the fixed exchange ratio of 0.975 shares of PulteGroup common stock for each share of Centex common stock. In addition, the majority of the restricted shares of Centex common stock and restricted stock units with respect to Centex common stock granted under Centex’s employee and director stock plans vested and were converted per the exchange ratio into PulteGroup common stock or units with respect to PulteGroup common stock. Each outstanding vested and unvested Centex stock option granted under Centex’s employee and director stock plans was converted into a vested option to purchase shares of PulteGroup common stock, with adjustments to reflect the exchange ratio.
For accounting purposes, PulteGroup was treated as the acquirer, and the consideration transferred was computed based on PulteGroup’s common stock closing price of $12.33 per share on August 18, 2009, the date the merger was consummated. The acquired assets and assumed liabilities were recorded by us at their estimated fair values, with certain limited exceptions. We determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analyses, quoted market prices where available, and estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired, such excess was assigned to goodwill.
The following table summarizes the total consideration transferred and the final amounts recognized as of the merger date (000’s omitted):

Total consideration transferred	$1,505,091

Assets acquired
Cash and equivalents	$1,772,829
Inventory	2,053,329
Intangible assets	100,000
Goodwill	1,461,422
Other assets	577,229
Total assets acquired	5,964,809

Liabilities assumed
Senior notes	(3,085,316)
Other liabilities	(1,374,402)
Total liabilities assumed	(4,459,718)

Total net assets acquired	$1,505,091

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Of the $100.0 million of acquired intangible assets, $96.0 million related to tradenames that are being amortized over 20 years. The remaining $4.0 million of acquired intangible assets related to acquired backlog at August 18, 2009 that was amortized in 2009 as the related customer orders closed. Amortization expense for these assets totaled $5.0 million, $5.0 million, and $5.9 million in 2011, 2010, and 2009, respectively, and is included within other expense (income), net.
We completed the business combination accounting in the second quarter of 2010. This resulted in an increase to goodwill of $2.5 million related to the completion of a final valuation of self-insurance liabilities assumed with the Centex merger.
As of the merger date, goodwill largely consisted of the expected economic value attributable to Centex’s deferred tax assets and expected synergies resulting from the merger. Centex had $1.3 billion of deferred tax assets as of the merger date, which were substantially offset by a valuation allowance due to the uncertainty of realization. While the ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods, such assets have a significant economic value given their long life and our expectations regarding future operating results. As discussed in Note 11, a portion of the economic value of these deferred tax assets was recognized in the fourth quarter of 2009. The combined entity has also achieved significant savings in corporate and divisional overhead costs and interest costs and synergies in the areas of purchasing leverage and integrating the combined organization’s operational best practices. We also have experienced and anticipate future opportunities for growth through expanded geographic and customer segment diversity and the ability to leverage additional brands.
Transaction and integration costs
Transaction and integration costs directly related to the Centex merger, excluding the impact of restructuring costs and acquisition accounting adjustments, totaled $40.9 million for 2009, the majority of which are included in the Consolidated Statements of Operations within selling, general, and administrative expenses. Such costs were expensed as incurred in accordance with ASC 805. See Note 4 for a discussion of restructuring costs incurred in connection with the Centex merger.
Supplemental pro forma information
The following represents pro forma operating results as if Centex had been included in the Condensed Consolidated Statements of Operations as of the beginning of the year ended December 31, 2009 ($000’s omitted, except per share data):

2009
Revenue	$5,785,880
Net loss	$(1,633,836)
Loss per common share -
Basic and diluted	$(4.34)
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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Goodwill
Goodwill, which represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date, has been recorded in connection with various acquisitions and is subject to annual impairment testing in the fourth quarter of each year or when events or changes in circumstances indicate the carrying amount may not be recoverable. As noted in Note 2, we recorded $1.5 billion of goodwill in connection with the Centex merger. All goodwill associated with prior transactions had been previously written-off. We evaluate the recoverability of goodwill by comparing the carrying value of our reporting units to their fair value. Fair value is determined using discounted cash flows supplemented by market-based assessments of fair value. Impairment is measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value. The determination of fair value is significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, and our strategic plans within each of our markets. Due to uncertainties in the estimation process and significant volatility in demand for new housing, actual results could differ significantly from such estimates.
As of December 31, 2011, all of the goodwill related to the Centex merger has been written-off as the result of a series of impairments. While the facts and circumstances at the date of each impairment varied, the primary drivers for the impairments were a significant decline in our market capitalization since the date of the Centex merger, in part due to overall volatility in the global financial markets, and ongoing challenges in market conditions for the homebuilding industry. In the third quarters of both 2011 and 2010, we performed event-driven assessments of the recoverability of goodwill.  These assessments were necessary primarily due to sustained declines in our market capitalization. In performing the goodwill impairment analyses, we followed similar approaches using management's estimates of the future cash flows for each reporting unit, which are required to consider the decrease in our market capitalization. The results of these analyses determined that goodwill impairment charges of $240.5 million and $654.9 million in the third quarters of 2011 and 2010, respectively, were required. In the second quarter of 2010, we also recorded a goodwill impairment charge of $1.4 million in conjunction with the completion of business combination accounting for the Centex merger and disposed of $1.6 million of goodwill in connection with the sale of the retail title operations acquired with the Centex merger.
These impairments followed the initial impairment of goodwill related to the Centex merger that occurred as part of the annual goodwill impairment test performed in the fourth quarter of 2009. The determinations of fair value in allocating goodwill at the Centex merger date (August 18, 2009) and at the goodwill impairment assessment date (October 31, 2009) followed the same process using similar long-term assumptions. The primary difference was that the valuation at the merger date was based on only the acquired Centex operations reconciled to the purchase price for the Centex merger while the valuation at the assessment date was based on the integrated operations of each reporting unit reconciled to our overall market capitalization. This valuation approach at the assessment date was consistent with our operating structure following the merger in that all acquired Centex operations were integrated with the PulteGroup operations and managed and forecasted at the local market level, not according to legacy operations.
As a result of the goodwill impairment test as of October 31, 2009, we determined that $563.0 million of goodwill was impaired. This impairment resulted from a number of factors, including:

•	a significant decline in our overall market capitalization between the Centex merger date and the goodwill assessment date, which implied that the fair values of our reporting units had decreased;

•
the requirement under ASC 350 to allocate all goodwill to our reporting units even though a significant portion of the goodwill was attributable to the economic value of deferred tax assets and corporate and financing synergies that are not directly reflected in the fair values of the individual reporting units; and

•	the relationship of our market capitalization to our stockholders' equity.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Activity in our goodwill balances by reporting segment consisted of the following ($000's omitted):

	Reporting Segment
	Northeast	Southeast	Florida	Texas	North	Southwest	Financial Services	Total Goodwill
December 31, 2008	$—	$—	$—	$—	$—	$—	$—	$—
Additions	285,678	353,882	45,838	347,969	272,744	151,204	1,593	1,458,908
Impairments	(285,678)	(26,849)	(40,373)	—	(112,649)	(97,441)	—	(562,990)
December 31, 2009	—	327,033	5,465	347,969	160,095	53,763	1,593	895,918
Additions	494	610	79	600	468	263	—	2,514
Impairments	(494)	(267,149)	(5,544)	(256,474)	(95,207)	(31,430)	—	(656,298)
Disposals	—	—	—	—	—	—	(1,593)	(1,593)
December 31, 2010	—	60,494	—	92,095	65,356	22,596	—	240,541
Impairments	—	(60,494)	—	(92,095)	(65,356)	(22,596)	—	(240,541)
December 31, 2011	$—	$—	$—	$—	$—	$—	$—	$—
Our accumulated goodwill impairment losses totaled $1.8 billion and $1.6 billion at December 31, 2011 and 2010, respectively. This includes goodwill and impairments associated with the Centex merger as well as goodwill and impairments associated with previous acquisitions. The goodwill associated with such previous acquisitions was fully impaired as of December 31, 2008. Goodwill impairment charges are reflected in other expense (income), net.
4. Restructuring
We have taken a series of actions both in response to the challenging operating environment and in connection with the 2009 Centex merger that were designed to reduce ongoing operating costs and improve operating efficiencies. As a result of the combination of these actions, we incurred total restructuring charges as summarized below ($000’s omitted):

	Total Restructuring Actions
	2011	2010	2009*
Employee severance benefits	$10,841	$24,850	$47,525
Lease exit costs	5,923	27,356	23,208
Other	4,089	3,929	2,283
	$20,853	$56,135	$73,016
* Includes $65.4 million of restructuring costs related to the Centex merger.
Of the total restructuring costs reflected in the above table, $1.2 million in 2011, $5.4 million in 2010, and $8.6 million in 2009 are classified within Financial Services expenses. All other employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net. The remaining liability for employee severance benefits and exited leases totaled $2.6 million and $29.7 million, respectively, at December 31, 2011 and $8.0 million and $41.7 million, respectively, at December 31, 2010. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to each of the reportable segments and did not materially impact the comparability of any one segment.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Inventory and land held for sale
Major components of inventory at December 31, 2011 and 2010 were ($000’s omitted):

	2011	2010
Homes under construction	$1,210,717	$1,331,618
Land under development	2,610,501	2,541,829
Land held for future development	815,250	908,366
	$4,636,468	$4,781,813
We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is allocated over the period based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues for 2011, 2010, and 2009 included $5.4 million, $27.6 million, and $68.2 million, respectively, of capitalized interest related to inventory impairments. During 2011 and 2009, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. During 2010, we capitalized all Homebuilding interest costs into inventory except $1.5 million that was expensed directly to interest expense due to our debt levels exceeding our active inventory levels for a portion of the year.
Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2011	2010	2009
Interest in inventory, beginning of period	$323,379	$239,365	$170,020
Interest capitalized	221,071	264,932	234,700
Interest expensed	(189,382)	(180,918)	(165,355)
Interest in inventory, end of period	$355,068	$323,379	$239,365
Interest incurred*	$221,071	$266,474	$234,700

*	Homebuilding interest incurred includes interest on senior debt and other financing arrangements and excludes interest incurred by the Financial Services segment and certain other interest costs.
Land valuation adjustments and write-offs
Impairment of inventory
In accordance with ASC 360, “Property, Plant, and Equipment” (“ASC 360”), we record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, a significant additional consideration includes an evaluation of the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. We also consider potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. Communities that demonstrate potential impairment indicators are tested for impairment. We compare the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we calculate the fair value of the community in accordance with ASC 360. Impairment charges are required to be recorded if the fair value of the community's inventory is less than its carrying value.
We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

costs. The assumptions used in the discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in market conditions in the near term. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. Our determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. For example, communities that are entitled and near completion will generally require a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
The table below provides, as of the date indicated, the number of communities for which we recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted):

	2011			2010
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	1	$483	$103	10	$7,233	$4,537
June 30	6	6,665	3,300	16	35,122	25,546
September 30	3	6,416	1,494	28	33,407	57,453
December 31	25	23,766	11,043	73	70,862	82,186
			$15,940			$169,722
We recorded these valuation adjustments within Homebuilding home sale cost of revenues. In 2011, we reviewed each of our land positions for potential impairment indicators and performed detailed impairment calculations for approximately 100 communities. In determining the fair value for the impaired communities, we used discount rates ranging from 12% to 17%, with an aggregate average of 13%. During 2011, we experienced relative stability in market conditions generally consistent with our expectations, though at somewhat lower volumes, which resulted in total valuation adjustments significantly below those experienced in recent years. However, if conditions in the homebuilding industry or our local markets worsen in the future, if the current difficult market conditions extend beyond our expectations, or if our strategy related to certain communities changes, we may be required to evaluate our assets for future impairments or write-downs, which could result in future charges that might be significant.
Net realizable value adjustments – land held for sale
We acquire land primarily for the construction of homes for sale to customers but may periodically elect to sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain land assets no longer fit into our strategic operating plans. Assuming the criteria in ASC 360 are met, we classify such land as land held for sale.
  Land held for sale is valued at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During 2011, 2010, and 2009, we recognized net realizable value adjustments related to land held for sale of $9.8 million, $39.1 million, and $113.7 million, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues. During 2011, the land held for sale balance increased as the result of the reclassification from inventory of certain non-strategic parcels scheduled to be sold within the next year.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land held for sale at December 31, 2011 and 2010 was as follows ($000’s omitted):

	2011	2010
Land held for sale, gross	$190,099	$124,919
Net realizable value reserves	(54,792)	(53,864)
Land held for sale, net	$135,307	$71,055
Write-off of deposits and pre-acquisition costs
We write off deposits and pre-acquisition costs related to land option contracts when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreements, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $10.0 million, $5.6 million, and $54.3 million, during 2011, 2010, and 2009, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.
6. Segment information
Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $3.1 billion and $841.3 million in 2011, $3.5 billion and $936.6 million in 2010, and $3.0 billion and $851.9 million in 2009, respectively.
For reporting purposes, our Homebuilding operations are aggregated into six reportable segments. During 2011, we realigned our organizational structure and reportable segment presentation. Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Hawaii, Nevada, New Mexico, Southern California
As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding."
We also have one reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.
Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2011	2010	2009
Revenues:
Northeast	$717,839	$760,403	$653,209
Southeast	675,904	752,702	561,195
Florida	571,102	547,647	463,240
Texas	631,419	643,365	484,397
North	740,372	863,512	787,429
Southwest	696,960	879,998	1,017,119
	4,033,596	4,447,627	3,966,589
Financial Services	103,094	121,663	117,800
Consolidated revenues	$4,136,690	$4,569,290	$4,084,389

Income (loss) before income taxes:
Northeast	$29,320	$34,619	$(207,461)
Southeast	45,060	23,454	(52,930)
Florida	44,946	(51,995)	(283,242)
Texas	33,329	16,026	7,078
North	(12,376)	571	(120,998)
Southwest	36,647	(64,140)	(356,643)
Other homebuilding (a)	(452,756)	(1,198,690)	(905,885)
	(275,830)	(1,240,155)	(1,920,081)
Financial Services (b)	(34,470)	5,609	(55,038)
Consolidated income (loss) before income taxes	$(310,300)	$(1,234,546)	$(1,975,119)

(a)
Other homebuilding includes the amortization of intangible assets, goodwill impairment, amortization of capitalized interest, net losses related to the redemption of debt, and other costs not allocated to the operating segments.

(b)
Financial Services income (loss) before income taxes includes interest expense of $1.6 million and $2.3 million for 2010 and 2009, respectively, and interest income of $5.0 million, $5.8 million, and $7.7 million for 2011, 2010, and 2009, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Land-Related Charges by Segment ($000's omitted) Years Ended December 31,
	2011	2010	2009
Land and community valuation adjustments:
Northeast	$534	$4,907	$150,407
Southeast	902	11,122	52,660
Florida	—	56,445	179,114
Texas	260	4,589	993
North	8,802	27,732	78,110
Southwest	—	36,797	221,730
Other homebuilding (a)	5,442	28,130	68,192
	$15,940	$169,722	$751,206
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$720	$—	$19,310
Southeast	446	—	310
Florida	3,692	366	22,875
Texas	153	1,484	6,589
North	3,552	197	17,715
Southwest	1,281	37,081	46,938
	$9,844	$39,128	$113,737
Write-off of deposits and pre-acquisition costs (b):
Northeast	$3,704	$(672)	$1,026
Southeast	1,081	3,019	1,235
Florida	307	22	48,261
Texas	415	741	3,450
North	2,513	147	269
Southwest	1,982	2,337	15
	$10,002	$5,594	$54,256
Impairments of investments in unconsolidated joint ventures:
Northeast	$—	$—	$31,121
Southeast	—	—	—
Florida	—	—	—
Texas	—	—	—
North	—	—	1,236
Southwest	—	1,908	19,305
Other homebuilding (c)	—	—	2,428
	$—	$1,908	$54,090
Total land-related charges	$35,786	$216,352	$973,289

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

(c)	Includes impairments related to joint ventures located in Puerto Rico.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2011	2010	2009
Depreciation and amortization:
Northeast	$1,820	$1,954	$2,718
Southeast	1,414	2,904	4,750
Florida	2,045	2,031	3,838
Texas	2,002	2,027	2,165
North	1,614	1,883	2,879
Southwest	3,076	5,075	7,448
Other homebuilding (a)	17,329	25,817	25,682
	29,300	41,691	49,480
Financial Services	2,798	3,969	4,766
	$32,098	$45,660	$54,246

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2011	2010	2009
Equity in (earnings) loss of unconsolidated entities (a):
Northeast	$15	$(209)	$28,011
Southeast	—	—	—
Florida	—	(1,326)	68
Texas	—	—	—
North	(121)	(1,580)	1,528
Southwest	(2,561)	197	16,635
Other homebuilding	(527)	75	3,426
	(3,194)	(2,843)	49,668
Financial Services	(102)	(68)	(16)
	$(3,296)	$(2,911)	$49,652

(a)	Includes impairments related to investments in unconsolidated joint ventures.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

	December 31, 2010
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$236,298	$460,789	$129,733	$826,820	$993,918
Southeast	219,339	301,989	132,920	654,248	688,524
Florida	161,461	256,238	153,814	571,513	701,910
Texas	152,274	299,146	86,137	537,557	592,827
North	271,501	333,958	112,629	718,088	780,367
Southwest	246,926	629,302	216,478	1,092,706	1,186,618
Other homebuilding (a)	43,819	260,407	76,655	380,881	2,532,223
	1,331,618	2,541,829	908,366	4,781,813	7,476,387
Financial Services	—	—	—	—	222,989
	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

	December 31, 2009
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$273,238	$247,061	$382,828	$903,127	$1,159,638
Southeast	213,216	347,278	68,408	628,902	779,269
Florida	167,206	345,616	139,574	652,396	802,371
Texas	151,393	322,290	89,677	563,360	608,167
North	305,601	318,748	73,453	697,802	768,619
Southwest	343,676	596,309	247,172	1,187,157	1,330,666
Other homebuilding (a)	38,564	193,574	75,476	307,614	4,351,664
	1,492,894	2,370,876	1,076,588	4,940,358	9,800,394
Financial Services	—	—	—	—	250,828
	$1,492,894	$2,370,876	$1,076,588	$4,940,358	$10,051,222

(a)
Other homebuilding primarily includes capitalized interest, cash and equivalents, goodwill, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Investments in unconsolidated entities
We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2011	2010
Investments in joint ventures with limited recourse guaranties	$—	$122
Investments in joint ventures with debt non-recourse to PulteGroup	11,453	11,486
Investments in other active joint ventures	24,535	34,705
Total investments in unconsolidated entities	$35,988	$46,313

Total joint venture debt	$11,107	$15,467

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,202	$1,444
Joint venture debt non-recourse to PulteGroup	2,009	3,696
PulteGroup's total proportionate share of joint venture debt	$3,211	$5,140
In 2011, 2010, and 2009, we recognized (income) expense from unconsolidated joint ventures of $(3.3) million, $(2.9) million, and $49.7 million, respectively. The (income) expense recognized during 2010 and 2009 includes impairments totaling $1.9 million,and $54.1 million, respectively. During 2011, 2010, and 2009, we made capital contributions of $4.6 million, $22.9 million, and $35.1 million, respectively, and received capital and earnings distributions of $11.6 million, $9.7 million, and $9.5 million, respectively.
The timing of cash obligations under the joint venture and any related financing agreements varies by agreement and in certain instances is contingent upon the joint venture's sale of its land holdings. If additional capital contributions are required and approved, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. Debt
Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2011	2010
8.125% unsecured senior notes due February 2011 (a)	$—	$13,900
5.45% unsecured senior notes due August 2012 (b)	96,795	104,823
6.25% unsecured senior notes due February 2013 (b)	62,677	62,617
5.125% unsecured senior notes due October 2013 (b)	117,197	160,212
5.25% unsecured senior notes due January 2014 (b)	255,882	335,848
5.70% unsecured senior notes due May 2014 (b)	311,900	309,048
5.20% unsecured senior notes due February 2015 (b)	207,906	244,839
5.25% unsecured senior notes due June 2015 (b)	270,551	397,700
6.50% unsecured senior notes due May 2016 (b)	469,147	466,644
7.625% unsecured senior notes due October 2017 (a)	149,373	149,265
7.875% unsecured senior notes due June 2032 (b)	299,108	299,065
6.375% unsecured senior notes due May 2033 (b)	398,418	398,344
6.00% unsecured senior notes due February 2035 (b)	299,390	299,363
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000
Total senior notes – carrying value (c)	$3,088,344	$3,391,668
Estimated fair value	$2,765,151	$3,227,404

(a)	Not redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries

(b)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes
Refer to Note 16 for supplemental consolidating financial information of the Company.
 The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2011, we were in compliance with all of the covenants and requirements under the senior notes.
Total senior note principal maturities during the five years after 2011 are as follows: 2012 - $96.4 million; 2013 - $182.2 million; 2014 - $574.6 million; 2015 - $492.5 million; 2016 - $480.0 million; and thereafter - $1.3 billion.
Debt retirement
During the last three years, we reduced our outstanding senior notes through a variety of transactions ($000’s omitted):

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Retirement Date	Series	Transaction Type	Principal Retired
November / December 2011	5.25% unsecured senior notes due January 2014	Open market repurchases	$80,000
	5.20% unsecured senior notes due February 2015		37,000
	5.25% unsecured senior notes due June 2015		140,000
			257,000
June 2011	5.45% unsecured senior notes due August 2012	Open market repurchases	7,306
	5.125% unsecured senior notes due October 2013		45,690
			52,996
February 2011	8.125% unsecured senior notes due February 2011	Scheduled maturity	13,900
Total 2011			$323,896

December 2010	7.875% unsecured notes due February 2011	Early redemption as	85,595
	7.875% unsecured notes due July 2011	provided within indenture	132,186
	7.50% unsecured notes due January 2012	agreements	110,262
			328,043
November 2010	5.45% unsecured notes due August 2012	Open market repurchases	23,000
October 2010	4.55% unsecured notes due November 2010	Scheduled maturity	47,427
October 2010	6.25% unsecured notes due February 2013	Tender offer	162,471
	5.125% unsecured notes due October 2013		104,749
	5.25% unsecured notes due January 2014		128,077
	5.70% unsecured notes due May 2014		31,329
	5.20% unsecured notes due February 2015		47,838
	5.25% unsecured notes due June 2015		25,536
			500,000
Total 2010			$898,470

September 2009	4.55% unsecured notes due November 2010	Tender offer	252,573
	7.875% unsecured notes due February 2011		306,905
	8.125% unsecured notes due February 2011		186,098
	7.875% unsecured notes due July 2011		341,377
	7.50% unsecured notes due January 2012		214,662
	5.45% unsecured notes due August 2012		168,301
	5.125% unsecured notes due October 2013		30,084
			1,500,000
September 2009	5.80% unsecured notes due September 2009	Scheduled maturity	210,920
July 2009	4.875% unsecured notes due July 2009	Scheduled maturity	25,413
May / June 2009	7.875% unsecured notes due July 2011	Open market repurchases	25,000
	6.25% unsecured notes due February 2013		74,785
	5.25% unsecured notes due January 2014		36,004
	5.20% unsecured notes due February 2015		57,135
			192,924
Total 2009			$1,929,257
Total for three-year period			$3,151,623

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We recorded losses related to these transactions totaling $5.6 million, $38.9 million, and $31.6 million in 2011, 2010 and 2009, respectively. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.
Letter of credit facilities
As a cost-saving measure and to provide increased operational flexibility, we voluntarily terminated our $250.0 million unsecured revolving credit facility ("the Credit Facility") effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012 and was being used solely to issue letters of credit ($221.6 million outstanding at December 31, 2010). No borrowings were outstanding under the Credit Facility during 2011, 2010, or 2009. We did not pay any penalties as a result of the termination. The termination of the Credit Facility also:

•	released $250.0 million of cash required to be maintained in liquidity reserve accounts; and

•	resulted in expense of $1.3 million related to the write-off of unamortized issuance costs, which is included within selling, general, and administrative expenses during 2011.
In connection with the termination of the Credit Facility, we entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $191.2 million, the majority of which is uncommitted. Letters of credit totaling $83.2 million were outstanding under these agreements at December 31, 2011. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.
We also maintain an unsecured letter of credit facility with a bank that expires in June 2014. This facility permits the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. At December 31, 2011 and 2010, $152.7 million and $167.2 million, respectively, of letters of credit were outstanding under this facility.
Financial Services
Pulte Mortgage provides mortgage financing for many of our home closings utilizing its own funds and funds available pursuant to a repurchase agreement with the Company. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days. Given our current liquidity position and the cost of third party financing relative to existing mortgage rates, Pulte Mortgage allowed each of its third party borrowing arrangements to expire during 2010 and began funding its operations using internal Company resources. In order to satisfy regulatory requirements in certain states, Pulte Mortgage maintains a $2.5 million repurchase lending agreement with a bank that expires in October 2012. There were no borrowings outstanding under this facility at December 31, 2011.
The following is aggregate borrowing information for our mortgage operations ($000’s omitted):

	2011	2010	2009
Available credit lines at year-end	$2,500	$2,500	$175,000
Unused credit lines at year-end	$2,500	$2,500	$157,000
Maximum amount outstanding at the end of any month	$—	$75,403	$79,422
Average monthly indebtedness	$—	$17,241	$44,522

Range of interest rates during the year:	N/A	4.25%	0.53%
		to	to
		4.50%	4.75%
Weighted-average rate at year-end	4.50%	4.50%	4.29%
Borrowings under Pulte Mortgage’s credit lines are secured by residential mortgage loans available-for-sale. The carrying amounts of such borrowings approximate fair value.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Shareholders’ equity
Pursuant to the two $100.0 million stock repurchase programs authorized by the Board of Directors in October 2002 and October 2005, and the $200.0 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400.0 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during 2011, 2010, or 2009. At December 31, 2011, we had remaining authorization to purchase $102.3 million of common stock.
Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2011, 2010, and 2009, we repurchased $2.8 million, $4.0 million, and $7.4 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400.0 million stock repurchase authorization.
Accumulated other comprehensive income (loss)
The accumulated balances related to each component of other comprehensive income (loss) are as follows ($000’s omitted):

	December 31,
	2011	2010
Foreign currency translation adjustments:
Mexico	$—	$51
Derivatives, net of income taxes of $2,086 in 2011 and 2010	(1,306)	(1,570)
	$(1,306)	$(1,519)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Stock compensation plans
We maintain stock option plans for both employees and for non-employee directors. Information related to the active plans as of December 31, 2011 is as follows:

Plan Name	Shares Authorized	Shares Available for Grant
Employee Plans
PulteGroup, Inc. 2004 Stock Incentive Plan	22,000,000	7,935,519
PulteGroup, Inc. 2002 Stock Incentive Plan	12,000,000	64,655
The plans provide for the grant of a variety of equity awards, including options (generally non-qualified options), restricted stock, performance shares, and restricted stock units ("RSUs") to key employees (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted to employees generally vest incrementally over four years. Restricted stock generally cliff vests after three years. Performance shares vest upon attainment of the stated performance goals and are converted into shares of common stock at distribution. RSUs represent the right to receive an equal number of shares of common stock and are converted into shares of common stock upon distribution.
Non-employee directors are entitled to an annual distribution of stock options, common stock, or restricted stock units. All options and RSUs granted to non-employee directors vest immediately and are exercisable on the grant date for ten years.
A summary of stock option activity for the three years ended December 31, 2011 is presented below (000’s omitted except per share data):

	2011		2010		2009
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	24,004	$21	26,193	$21	20,059	$19
Granted (a)	441	$8	1,128	$11	8,235	$27
Exercised	—	$—	(902)	$10	(756)	$6
Forfeited	(2,804)	$15	(2,415)	$21	(1,345)	$45
Outstanding, end of year	21,641	$21	24,004	$21	26,193	$21
Options exercisable at year end	18,845	$23	19,400	$23	20,336	$23
Weighted-average per share fair value of options granted during the year	$4.46		$6.43		$2.19

(a)	2009 includes 5.3 million options issued in conjunction with the Centex merger.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	2,683	6.5	$10	2,242	$11
$11.01 to $18.00	8,314	4.9	$12	5,959	$12
$18.01 to $25.00	3,830	1.9	$22	3,830	$22
$25.01 to $35.00	3,949	3.9	$31	3,949	$31
$35.01 to $60.00	2,865	3.1	$44	2,865	$44
	21,641	4.1	$21	18,845	$23
The fair value of each option grant is estimated on the date of grant using primarily the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2011	2010	2009
Expected life of options in years	6.2	6.0	3.1
Expected stock price volatility	58%	58%	60%
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.7%	2.7%	1.2%
We estimate the expected life of stock options using employees’ historical exercise behavior and the contractual terms of the instruments. Volatility is estimated using historical volatility with consideration for implied volatility.
In connection with stock option awards, we recognized compensation expense of $5.2 million, $15.0 million, and $22.1 million for the years ended December 31, 2011, 2010, and 2009, respectively. Total compensation cost related to non-vested stock option awards not yet recognized was $3.2 million at December 31, 2011. These costs will be expensed over a weighted-average vesting period of approximately two years. The stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. We record the related compensation cost for these awards over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award, which is reflected in the weighted-average vesting period.
No stock options were exercised during 2011. The aggregate intrinsic value of stock options that were exercised during 2010 and 2009 was $1.8 million and $3.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. As of December 31, 2011, there were no outstanding options with intrinsic value.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of restricted stock activity for the three years ended December 31, 2011 is presented below (000’s omitted, except per share data):

	2011		2010		2009
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Non-vested at beginning of year	2,775	$12	3,539	$16	3,932	$23
Granted	1,032	$8	1,552	$11	2,182	$12
Vested	(1,242)	$13	(1,541)	$21	(1,957)	$25
Forfeited	(243)	$11	(775)	$12	(618)	$14
Non-vested at end of year	2,322	$10	2,775	$12	3,539	$16
During 2011, 2010, and 2009, the total fair value of shares vested during the year was $15.9 million, $32.2 million, and $48.1 million, respectively. In connection with the restricted stock awards, we recorded compensation expense of $11.2 million, $17.1 million, and $24.2 million during 2011, 2010, and 2009, respectively. Total compensation cost related to restricted stock awards not yet recognized was $10.0 million at December 31, 2011. These costs will be expensed over a weighted-average period of approximately two years.
A summary of share unit (performance shares and RSUs) activity for the three years ended December 31, 2011 is presented below (000’s omitted, except per share data):

	2011		2010		2009
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	140	$12	123	$12	—	$—
Granted	772	$7	133	$12	632	$12
Forfeited	—	$—	—	$—	(269)	$12
Distributed	(192)	$9	(116)	$12	(240)	$12
Outstanding, end of year	720	$7	140	$12	123	$12
Vested, end of year	120	$11	140	$12	123	$12
During 2011, we granted performance shares to certain individuals but did not recognize any expense as the applicable performance goals were not considered probable of achievement. The fair value of each performance share and RSU was calculated using the closing stock price on the date of grant. At December 31, 2011, there were 119,799 RSUs outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Income taxes
Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2011	2010	2009
Current provision (benefit)
Federal	$(71,796)	$(114,617)	$(812,744)
State and other	(28,116)	(23,200)	(17,395)
	$(99,912)	$(137,817)	$(830,139)
Deferred provision (benefit)
Federal	$—	$—	$37,587
State and other	—	—	—
	$—	$—	$37,587
Income tax expense (benefit)	$(99,912)	$(137,817)	$(792,552)
The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2011	2010	2009
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	3.0	3.0
Deferred tax asset valuation allowance	(7.0)	(12.4)	18.4
Tax contingencies	28.4	5.0	(4.7)
Goodwill impairment	(28.7)	(19.7)	(9.7)
Other	1.5	0.3	(1.9)
Effective rate	32.2%	11.2%	40.1%
The net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2011	2010
Deferred tax assets:
Non-deductible reserves and other	$446,605	$312,186
Inventory valuation reserves	1,197,271	1,449,261
Net operating loss ("NOL") carryforwards:
Federal	663,733	592,345
State	299,292	287,458
Alternative minimum tax credits	25,193	25,193
Energy credit and charitable contribution carryforward	38,586	36,045
	2,670,680	2,702,488
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(91,399)	(64,130)
Trademarks and tradenames	(61,692)	(66,671)
	(153,091)	(130,801)
Valuation allowance	(2,517,589)	(2,571,687)
Net deferred tax asset (liability)	$—	$—

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our income tax expense (benefit) was $(99.9) million, $(137.8) million, and $(792.6) million in 2011, 2010, and 2009, respectively. These amounts represent effective tax rates of 32.2%, 11.2%, and 40.1% for 2011, 2010, and 2009, respectively. Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2011, 2010, and 2009 are not correlated to the amount of pretax loss. The income tax benefits for 2011 and 2010 resulted primarily from the favorable resolution of certain federal and state income tax matters. The income tax benefit for 2009 related primarily to the impact of the Worker, Homeownership, and Business Assistance Act of 2009 (the "Act"), which was enacted into law on November 6, 2009. The Act amended Section 172 of the Internal Revenue Code to allow NOLs realized in either tax year 2008 or 2009 to be carried back up to five years (previously limited to two years).
We had income taxes receivable of $27.2 million and $81.3 million at December 31, 2011 and 2010, respectively. The income taxes receivable at December 31, 2011 related primarily to amended federal and state income tax returns. The income taxes receivable at December 31, 2010 related primarily to federal income tax refunds from amended returns and state NOL carrybacks, the majority of which was received in 2011.
We had net deferred tax assets of $2.5 billion and $2.6 billion at December 31, 2011 and 2010. Based on our evaluation in accordance with ASC 740, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position. To the extent that our results of operations improve, our deferred tax asset valuation allowance may be reduced.
As a result of the Centex merger, our ability to use certain of Centex’s pre-ownership change NOLs and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. Our Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change (i.e. before August 2014), and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change NOL carryforwards and future recognized built-in losses or deductions not being available for use by the Company.
Our gross federal NOL carryforward is approximately $1.9 billion, a significant portion of which is subject to the provisions of Internal Revenue Code Section 382. We also have significant gross state NOLs in various tax jurisdictions. These NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with losses expiring between 2012 and 2031.
At December 31, 2011 we had $171.9 million of gross unrecognized tax benefits, of which $170.6 million would affect the effective tax rate if recognized. At December 31, 2010, we had $258.0 million of gross unrecognized tax benefits, of which $250.7 million would affect the effective rate if recognized. Additionally, we had accrued interest and penalties of $36.9 million and $48.4 million at December 31, 2011 and 2010, respectively. In 2011 and 2010, our income tax benefits included tax related interest and penalties. Such amounts totaled a benefit of $11.4 million in 2011 and $27.3 million in 2010.
We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $26.5 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998 to 2011.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2011	2010	2009
Unrecognized tax benefits, beginning of period	$258,016	$326,088	$126,299
Assumed with Centex merger	—	—	121,667
Decreases related to tax positions taken during the current period	—	—	(10,029)
Increases related to tax positions taken during a prior period	2,699	55,385	37,303
Decreases related to tax positions taken during a prior period	(79,719)	(14,025)	(10,414)
Increases related to tax positions taken during the current period	1,620	1,441	82,973
Decreases related to settlements with taxing authorities	—	(94,779)	(1,389)
Reductions as a result of a lapse of the applicable statute of limitations	(10,753)	(16,094)	(20,322)
Unrecognized tax benefits, end of period	$171,863	$258,016	$326,088

12. Fair value disclosures
ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques
Our financial instruments measured at fair value on a recurring basis at December 31, 2011 and 2010 are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		2011	2010
Residential mortgage loans available-for-sale	Level 2	$258,075	$176,164
Whole loan commitments	Level 2	11	2,319
Interest rate lock commitments	Level 2	3,551	2,692
Forward contracts	Level 2	(3,470)	3,544
See Note 1 regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities.
In addition, certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. Assets measured at fair value on a non-recurring basis at December 31, 2011 and 2010 are summarized below ($000’s omitted):

	Fair Value Hierarchy	Fair Value
		2011	2010
Loans held for investment	Level 2	$2,324	$3,002
House and land inventory	Level 3	23,766	70,862

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. We measured certain loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For inventory, see Note 5 for a more detailed discussion of the valuation methods used.
The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair value of senior notes outstanding totaled $2.8 billion compared with the carrying value of $3.1 billion. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of collateralized short-term financing agreements approximates fair value.
13. Other assets and accrued and other liabilities
Other assets are presented below ($000’s omitted):

	December 31,
	2011	2010
Accounts and notes receivable	$144,924	$204,029
Deposits and pre-acquisition costs	57,047	95,063
Prepaid expenses	90,786	108,963
Property and equipment, net	53,182	59,263
Other	74,505	100,645
	$420,444	$567,963
Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2011	2010
Self-insurance liabilities	$741,383	$785,562
Community development district obligations	38,440	73,334
Liabilities for land, not owned, under option agreements	24,905	50,781
Compensation-related	87,583	94,936
Loan origination liabilities	128,330	93,057
Warranty	68,025	80,195
Accrued interest	37,943	42,043
Lease exit liabilities	29,745	41,733
Other	255,587	338,299
	$1,411,941	$1,599,940

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

14. Leases
We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2011 are as follows ($000’s omitted):

Years Ending December 31,
2012	$32,590
2013	28,002
2014	23,988
2015	21,211
2016	14,627
Thereafter	24,531
Total minimum lease payments (a)	$144,949

(a)	Minimum payments have not been reduced by minimum sublease rentals of $14.6 million due in the future under non-cancelable subleases.
Net rental expense for 2011, 2010, and 2009 was $26.7 million, $37.2 million, and $48.7 million, respectively, excluding lease exit costs presented in Note 4. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.
15. Commitments and Contingencies
Loan origination liabilities
Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a “make-whole” payment).
We sell a substantial majority of the loans we originate to investors each month, retaining limited risk related to such loans. Historically, our overall losses relating to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.
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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2011, 2010, and 2009, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Such provisions for losses are reflected in Financial Services expenses. Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2013, an extension of two years beyond our previous estimates as of December 31, 2010. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities were as follows ($000's omitted):

	2011	2010	2009
Liabilities, beginning of period	$93,057	$105,914	$3,240
Provision for losses	59,349	16,856	60,896
Liabilities assumed with Centex merger	—	—	56,293
Settlements	(24,076)	(29,713)	(14,515)
Liabilities, end of period	$128,330	$93,057	$105,914
As reflected above, we assumed loan origination liabilities totaling $56.3 million effective with the Centex merger.
We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 16 for a discussion of non-guarantor subsidiaries).
The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.
Mortgage reinsurance liabilities
A subsidiary of Pulte Mortgage operates as a re-insurer for a portion of the mortgage insurance written on loans originated by Pulte Mortgage. Such reinsurance programs were discontinued effective January 1, 2009. At December 31, 2011 and 2010, reserves for potential claims under this program totaled $2.8 million and $7.6 million, respectively, and are reflected in accrued and other liabilities.
Community development and other special district obligations
A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period in which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At December 31, 2011 and 2010, we had recorded $38.4 million and $73.3 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2011 and 2010, we repurchased at a discount prior to their maturity CDD obligations with aggregate principal balances of $26.6 million and $124.1 million, respectively, in order to

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

improve the future financial performance of the related communities. The discounts of $5.2 million in 2011 and $12.9 million in 2010 are recognized as a reduction of cost of revenues over the lives of the applicable communities, which extend for several years.
Letters of credit and surety bonds
In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $235.9 million and $1.2 billion at December 31, 2011, respectively, and $388.9 million and $1.3 billion at December 31, 2010, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates. Rather, we are released from the surety bonds as the underlying performance is completed and accepted by the applicable counterparty. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.
Litigation and regulatory matters
We are involved in various litigation and legal claims in the normal course of our business operations, including actions brought on behalf of various classes of claimants. We are also subject to a variety of local, state, and federal laws and regulations related to land development activities, house construction standards, sales practices, mortgage lending operations, employment practices, and protection of the environment. As a result, we are subject to periodic examination or inquiry by various governmental agencies that administer these laws and regulations.
We establish liabilities for legal claims and regulatory matters when such matters are both probable of occurring and any potential loss is reasonably estimable. We accrue for such matters based on the facts and circumstances specific to each matter and revise these estimates as the matters evolve. In such cases, there may exist an exposure to loss in excess of any amounts currently accrued. In view of the inherent difficulty of predicting the outcome of these legal and regulatory matters, we generally cannot predict the ultimate resolution of the pending matters, the related timing, or the eventual loss. While the outcome of such contingencies cannot be predicted with certainty, we do not believe that the resolution of such matters will have a material adverse impact on our results of operations, financial position, or cash flows. However, to the extent the liability arising from the ultimate resolution of any matter exceeds the estimates reflected in the recorded reserves relating to such matter, we could incur additional charges that could be significant.
Allowance for warranties
Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates.
Changes to warranty liabilities were as follows ($000’s omitted):

	2011	2010	2009
Warranty liabilities, beginning of period	$80,195	$96,110	$58,178
Warranty reserves provided	43,875	54,164	34,019
Liabilities assumed with Centex merger	—	—	55,292
Payments	(54,766)	(69,789)	(44,600)
Other adjustments	(1,279)	(290)	(6,779)
Warranty liabilities, end of period	$68,025	$80,195	$96,110

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Self-insured risks
We maintain, and require our subcontractors to maintain, general liability insurance coverage. We also maintain builders' risk, property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a significant portion of the overall risk for such claims either through policies issued by our captive insurance subsidiaries or through our own self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits.
Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. We are self-insured for a per occurrence deductible, which is capped at an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.
At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates make up a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.
Our recorded reserves for all such claims totaled $741.4 million and $785.6 million at December 31, 2011 and 2010, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% of the total general liability reserves at both December 31, 2011 and 2010. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.
Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Because the majority of our recorded reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and the estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs.
We have experienced a high level of insurance-related expenses in recent years, primarily due to the adverse development of general liability claims, the frequency and severity of which have increased significantly over historical levels. During 2010, we experienced a greater than anticipated frequency of newly reported claims and a significant increase in specific case reserves related to certain known claims. The general nature of these claims was not out of the

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ordinary, but the frequency and severity of the claims were in excess of our historical experience. As a result of these unfavorable trends, we recorded additional reserves totaling $280.4 million ($0.74 per basic and diluted share) within selling, general, and administrative expenses. Substantially all of this additional reserve related to general liability exposures, a large portion of which resulted from revising our actuarial assumptions surrounding the long-term frequency, severity, and development of claims. During the industry downturn over the last several years, and especially in 2010, we experienced adverse claim frequency and severity compared with longer term averages. In 2010, we deemed it appropriate to assume that the long-term future frequency, severity, and development of claims will most closely resemble the claims activity experienced in recent years.
Changes in these liabilities were as follows ($000's omitted):

	2011	2010	2009
Balance, beginning of period	$785,562	$551,020	$323,227
Reserves provided	53,068	313,606	34,939
Liabilities assumed with Centex merger	—	2,514	271,071
Payments	(97,247)	(81,578)	(78,217)
Balance, end of period	$741,383	$785,562	$551,020
As reflected in the above table, we assumed insurance-related liabilities of $271.1 million effective with the Centex merger, which were increased by $2.5 million upon completion of a final valuation in 2010. The reserves provided reflected in the above table are classified within selling, general, and administrative expenses.
16. Supplemental Guarantor information
All of our senior notes are guaranteed jointly and severally on a senior basis by each of the Company's wholly-owned Homebuilding subsidiaries and certain other wholly-owned subsidiaries (collectively, the “Guarantors”). Such guaranties are full and unconditional. Supplemental consolidating financial information of the Company, including such information for the Guarantors, is presented below. Investments in subsidiaries are presented using the equity method of accounting. Separate financial statements of the Guarantors are not provided as the consolidating financial information contained herein provides a more meaningful disclosure to allow investors to determine the nature of the assets held by, and the operations of, the combined groups.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$119,287	$875,561	$88,223	$—	$1,083,071
Restricted cash	83,199	3,255	15,406	—	101,860
House and land inventory	—	4,632,337	4,131	—	4,636,468
Land held for sale	—	135,307	—	—	135,307
Land, not owned, under option agreements	—	24,905	—	—	24,905
Residential mortgage loans available- for-sale	—	—	258,075	—	258,075
Securities purchased under agreements to resell	127,327	—	(127,327)	—	—
Investments in unconsolidated entities	1,527	31,836	2,625	—	35,988
Income taxes receivable	27,154	—	—	—	27,154
Other assets	20,983	364,747	34,714	—	420,444
Intangible assets	—	162,348	—	—	162,348
Deferred income tax assets	(15,517)	23	15,494	—	—
Investments in subsidiaries and intercompany accounts, net	4,937,002	6,533,838	6,366,758	(17,837,598)	—
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,690	$1,310,972	$273,686	$—	$1,655,348
Income tax liabilities	203,313	—	—	—	203,313
Senior notes	3,088,344	—	—	—	3,088,344
Total liabilities	3,362,347	1,310,972	273,686	—	4,947,005
Total shareholders’ equity	1,938,615	11,453,185	6,384,413	(17,837,598)	1,938,615
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2010
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$10,000	$1,106,623	$366,767	$—	$1,483,390
Restricted cash	—	3,927	20,674	—	24,601
House and land inventory	—	4,777,681	4,132	—	4,781,813
Land held for sale	—	71,055	—	—	71,055
Land, not owned, under option agreements	—	50,781	—	—	50,781
Residential mortgage loans available- for-sale	—	—	176,164	—	176,164
Securities purchased under agreements to resell	74,500	—	(74,500)	—	—
Investments in unconsolidated entities	1,523	42,261	2,529	—	46,313
Income taxes receivable	81,307	—	—	—	81,307
Other assets	24,476	499,075	44,412	—	567,963
Intangible assets	—	175,448	—	—	175,448
Goodwill	—	240,541	—	—	240,541
Deferred income tax assets	(34,192)	27	34,165	—	—
Investments in subsidiaries and intercompany accounts, net	5,749,695	5,783,384	6,265,591	(17,798,670)	—
	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$86,066	$1,166,805	$625,262	$—	$1,878,133
Income tax liabilities	294,408	—	—	—	294,408
Senior notes	3,391,668	—	—	—	3,391,668
Total liabilities	3,772,142	1,166,805	625,262	—	5,564,209
Total shareholders’ equity	2,135,167	11,583,998	6,214,672	(17,798,670)	2,135,167
	$5,907,309	$12,750,803	$6,839,934	$(17,798,670)	$7,699,376

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,950,743	$—	$—	$3,950,743
Land sale revenues	—	82,853	—	—	82,853
	—	4,033,596	—	—	4,033,596
Financial Services	—	1,367	101,727	—	103,094
	—	4,034,963	101,727	—	4,136,690
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,444,398	—	—	3,444,398
Land sale cost of revenues	—	59,279	—	—	59,279
	—	3,503,677	—	—	3,503,677
Financial Services expenses	343	448	136,875	—	137,666
Selling, general and administrative expenses	33,144	488,746	(2,307)	—	519,583
Other expense (income), net	5,581	288,298	(777)	—	293,102
Interest income	(253)	(4,443)	(359)	—	(5,055)
Interest expense	1,313	—	—	—	1,313
Intercompany interest	39,060	(27,572)	(11,488)	—	—
Equity in (earnings) loss of unconsolidated entities	(5)	(3,196)	(95)	—	(3,296)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(79,183)	(210,995)	(20,122)	—	(310,300)
Income tax expense (benefit)	(2,623)	(99,635)	2,346	—	(99,912)
Income (loss) before equity in income (loss) of subsidiaries	(76,560)	(111,360)	(22,468)	—	(210,388)
Equity in income (loss) of subsidiaries	(133,828)	(25,427)	(88,998)	248,253	—
Net income (loss)	$(210,388)	$(136,787)	$(111,466)	$248,253	$(210,388)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,419,812	$—	$—	$4,419,812
Land sale revenues	—	27,815	—	—	27,815
	—	4,447,627	—	—	4,447,627
Financial Services	—	3,119	118,544	—	121,663
	—	4,450,746	118,544	—	4,569,290
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,006,385	—	—	4,006,385
Land sale cost of revenues	—	53,555	—	—	53,555
	—	4,059,940	—	—	4,059,940
Financial Services expenses	338	(1,462)	117,246	—	116,122
Selling, general and administrative expenses	64,197	629,099	201,806	—	895,102
Other expense (income), net	38,899	707,647	(4,161)	—	742,385
Interest income	—	(9,060)	(471)	—	(9,531)
Interest expense	2,802	—	(73)	—	2,729
Intercompany interest	169,158	(169,010)	(148)	—	—
Equity in (earnings) loss of unconsolidated entities	(11)	(3,867)	967	—	(2,911)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(275,383)	(762,541)	(196,622)	—	(1,234,546)
Income tax expense (benefit)	58,318	(136,741)	(59,394)	—	(137,817)
Income (loss) before equity in income (loss) of subsidiaries	(333,701)	(625,800)	(137,228)	—	(1,096,729)
Equity in income (loss) of subsidiaries	(763,028)	(5,009)	(172,241)	940,278	—
Net income (loss)	$(1,096,729)	$(630,809)	$(309,469)	$940,278	$(1,096,729)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2009
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$3,869,297	$—	$—	$3,869,297
Land sale revenues	—	97,292	—	—	97,292
	—	3,966,589	—	—	3,966,589
Financial Services	—	9,859	107,941	—	117,800
	—	3,976,448	107,941	—	4,084,389
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,274,474	—	—	4,274,474
Land sale cost of revenues	—	211,170	—	—	211,170
	—	4,485,644	—	—	4,485,644
Financial Services expenses	716	6,794	165,344	—	172,854
Selling, general and administrative expenses	77,227	542,622	52,585	—	672,434
Other expense (income), net	31,353	650,728	3,748	—	685,829
Interest income	(2)	(7,782)	(1,383)	—	(9,167)
Interest expense	1,810	537	(85)	—	2,262
Intercompany interest	237,492	(237,492)	—	—	—
Equity in (earnings) loss of unconsolidated entities	—	46,065	3,587	—	49,652
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(348,596)	(1,510,668)	(115,855)	—	(1,975,119)
Income tax expense (benefit)	(139,828)	(625,250)	(27,474)	—	(792,552)
Income (loss) before equity in income (loss) of subsidiaries	(208,768)	(885,418)	(88,381)	—	(1,182,567)
Equity in income (loss) of subsidiaries	(973,799)	(80,196)	(191,763)	1,245,758	—
Net income (loss)	$(1,182,567)	$(965,614)	$(280,144)	$1,245,758	$(1,182,567)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(86,057)	$520,024	$(416,745)	$—	$17,222
Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,531	—	—	4,531
Investments in unconsolidated entities	—	(4,603)	—	—	(4,603)
Change in restricted cash related to letters of credit	(83,199)	—	—	—	(83,199)
Net change in loans held for investment	—	—	325	—	325
Proceeds from the sale of fixed assets	—	10,555	—	—	10,555
Capital expenditures	—	(18,331)	(2,907)	—	(21,238)
Net cash provided by (used in) investing activities	(83,199)	(7,848)	(2,582)	—	(93,629)
Cash flows from financing activities:
Repayment of other borrowings	(320,916)	(160)	—	—	(321,076)
Intercompany activities, net	602,295	(743,078)	140,783	—	—
Stock repurchases	(2,836)	—	—	—	(2,836)
Net cash provided by (used in) financing activities	278,543	(743,238)	140,783	—	(323,912)
Net increase (decrease) in cash and equivalents	109,287	(231,062)	(278,544)	—	(400,319)
Cash and equivalents at beginning of year	10,000	1,106,623	366,767	—	1,483,390
Cash and equivalents at end of year	$119,287	$875,561	$88,223	$—	$1,083,071

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$551,430	$34,853	$4,574	$—	$590,857
Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,231	—	—	4,231
Investments in unconsolidated entities	—	(21,623)	(1,267)	—	(22,890)
Net change in loans held for investment	—	—	12,603	—	12,603
Proceeds from the sale of fixed assets	—	1,762	18	—	1,780
Capital expenditures	—	(13,168)	(2,011)	—	(15,179)
Net cash provided by (used in) investing activities	—	(28,798)	9,343	—	(19,455)
Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(18,394)	—	(18,394)
Repayment of other borrowings	(933,206)	(1,444)	—	—	(934,650)
Intercompany activities, net	387,131	(404,757)	17,626	—	—
Issuance of common stock	8,668	—	—	—	8,668
Stock repurchases	(4,023)	—	—	—	(4,023)
Net cash provided by (used in) financing activities	(541,430)	(406,201)	(768)	—	(948,399)
Net increase (decrease) in cash and equivalents	10,000	(400,146)	13,149	—	(376,997)
Cash and equivalents at beginning of year	—	1,506,769	353,618	—	1,860,387
Cash and equivalents at end of year	$10,000	$1,106,623	$366,767	$—	$1,483,390

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$44,747	$509,669	$174,939	$—	$729,355
Cash flows from investing activities:
Distributions from unconsolidated entities	—	8,612	—	—	8,612
Investments in unconsolidated entities	—	(35,144)	—	—	(35,144)
Cash acquired with Centex merger, net of cash used	(50)	1,723,120	25,672	—	1,748,742
Net change in loans held for investment	—	—	8,802	—	8,802
Proceeds from the sale of fixed assets	—	1,960	91	—	2,051
Capital expenditures	—	(30,432)	(8,820)	—	(39,252)
Net cash provided by (used in) investing activities	(50)	1,668,116	25,745	—	1,693,811
Cash flows from financing activities:
Net repayments under Financial Services credit arrangements	—	—	(219,166)	—	(219,166)
Repayment of other borrowings	(2,000,732)	(4,473)	—	—	(2,005,205)
Intercompany activities, net	1,961,695	(1,965,934)	4,239	—	—
Issuance of common stock	4,782	—	—	—	4,782
Stock repurchases	(7,384)	—	—	—	(7,384)
Debt issuance costs	(3,058)	—	—	—	(3,058)
Net cash provided by (used in) financing activities	(44,697)	(1,970,407)	(214,927)	—	(2,230,031)
Net increase (decrease) in cash and equivalents	—	207,378	(14,243)	—	193,135
Cash and equivalents at beginning of year	—	1,299,391	367,861	—	1,667,252
Cash and equivalents at end of year	$—	$1,506,769	$353,618	$—	$1,860,387

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Quarterly Results (Unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2011
Homebuilding:
Revenues	$783,767	$904,831	$1,114,027	$1,230,971	$4,033,596
Cost of revenues (a)	685,960	793,465	944,882	1,079,370	3,503,677
Income (loss) before income taxes (b)	(46,365)	(36,690)	(211,126)	18,351	(275,830)
Financial Services:
Revenues	$21,435	$22,381	$27,904	$31,374	$103,094
Income (loss) before income taxes	973	(16,643)	8,626	(27,426)	(34,470)
Consolidated results:
Revenues	$805,202	$927,212	$1,141,931	$1,262,345	$4,136,690
Income (loss) before income taxes	(45,392)	(53,333)	(202,500)	(9,075)	(310,300)
Income taxes (benefit)	(5,866)	2,052	(73,202)	(22,896)	(99,912)
Net income (loss)	$(39,526)	$(55,385)	$(129,298)	$13,821	$(210,388)
Per share data:
Basic:
Net income (loss)	$(0.10)	$(0.15)	$(0.34)	$0.04	$(0.55)
Weighted-average common shares outstanding	379,544	379,781	380,025	380,149	379,877
Assuming dilution:
Net income (loss)	$(0.10)	$(0.15)	$(0.34)	$0.04	$(0.55)
Adjusted weighted-average common shares and effect of dilutive securities	379,544	379,781	380,025	381,261	379,877

(a)
Cost of revenues includes land and community valuation adjustments of $0.1 million, $3.3 million, $1.5 million, and $11.0 million and net realizable value adjustments of $0.0 million, $(0.2) million, $0.1 million, and $9.9 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)
Income (loss) before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.6 million, $3.7 million, $2.3 million, and $3.4 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Income (loss) before income taxes also includes goodwill impairments of $240.5 million for the 3rd Quarter. Homebuilding income (loss) before income taxes includes amounts previously classified within Other Non-Operating.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2010
Homebuilding:
Revenues	$989,792	$1,269,735	$1,030,755	$1,157,345	$4,447,627
Cost of revenues (a)	859,093	1,107,019	957,637	1,136,191	4,059,940
Income (loss) before income taxes (b)	(19,980)	2,859	(1,027,300)	(195,734)	(1,240,155)
Financial Services:
Revenues	$30,566	$36,163	$27,009	$27,925	$121,663
Income (loss) before income taxes	5,472	(8,585)	3,463	5,259	5,609
Consolidated results:
Revenues	$1,020,358	$1,305,898	$1,057,764	$1,185,270	$4,569,290
Income (loss) before income taxes	(14,508)	(5,726)	(1,023,837)	(190,475)	(1,234,546)
Income taxes (benefit)	(2,020)	(82,029)	(28,721)	(25,047)	(137,817)
Net income (loss)	$(12,488)	$76,303	$(995,116)	$(165,428)	$(1,096,729)
Per share data:
Basic:
Net income (loss)	$(0.03)	$0.20	$(2.63)	$(0.44)	$(2.90)
Weighted-average common shares outstanding	377,747	378,618	378,842	379,115	378,585
Assuming dilution:
Net income (loss)	$(0.03)	$0.20	$(2.63)	$(0.44)	$(2.90)
Adjusted weighted-average common shares and effect of dilutive securities	377,747	380,412	378,842	379,115	378,585

(a)
Cost of revenues includes land and community valuation adjustments of $4.5 million, $25.5 million, $57.5 million, and $82.2 million and net realizable value adjustments of $0.6 million, $(0.2) million, $0.6 million, and $38.1 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively.

(b)
Income (loss) before income taxes includes the write-off (recovery) of deposits and pre-acquisition costs of $0.5 million, $2.3 million, $1.1 million, and $1.6 million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Income (loss) before income taxes also includes impairments of investments of unconsolidated joint ventures of $1.9 million for the 1st Quarter and goodwill impairments of $1.4 million and $654.9 million for the 2nd Quarter and 3rd Quarter, respectively. Income (loss) before income taxes also includes insurance-related charges of $10.0 million, $9.6 million, $272.2 million, and $(11.4) million for the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively. Homebuilding income (loss) before income taxes includes amounts previously classified within Other Non-Operating.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
of PulteGroup, Inc.
We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This Item is not applicable.
ITEM 9A.      CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2011.
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
In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2011. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2011.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

(b)	Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of PulteGroup, Inc.
We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 9, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Detroit, Michigan
February 9, 2012

(c)	Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.      OTHER INFORMATION
This Item is not applicable.

PART III
ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2012 Annual Meeting of Shareholders (“2012 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2012 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2012 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.
Our code of ethics for principal officers, our code of ethical business conduct, our corporate governance guidelines, and the charters of the Audit, Compensation and Management Development, Nominating and Governance, and Finance and Investment committees of our Board of Directors are also posted on our website and are available in print, free of charge, upon request.

ITEM 11.	EXECUTIVE COMPENSATION
Information required by this Item will be contained in the 2012 Proxy Statement under the captions “2011 Executive Compensation” and “2011 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS
Information required by this Item will be contained in the 2012 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this Item will be contained in the 2012 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this Item will be contained in the 2012 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)    Financial Statements

(2)	Financial Statement Schedules
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

(g)	PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(h)	PulteGroup, Inc. 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(i)
Form of Restricted Stock Award agreement under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 10(l) of our Annual Report on Form 10-K for the year ended December 31, 2006)

(j)
Form of Restricted Stock Award agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by Reference to Exhibit 10(o) of our Annual Report on Form 10-K for the year ended December 31, 2008)

(k)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(l)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

(m)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(n)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(o)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(p)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(q)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(r)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(r) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(s)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(t)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees ( Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(u)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(v)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

	(w)	Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Filed herewith)

(x)
Centex Corporation Amended and Restated 1987 Stock Option Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.4 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(y)
Amended and Restated Centex Corporation 2001 Stock Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.2 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(z)
Form of stock option agreement for the Amended and Restated Centex Corporation 2001 Stock Plan (Incorporated by reference to Exhibit 10.5 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

(aa)
Centex Corporation 2003 Equity Incentive Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.1 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(ab)
Form of stock option agreement for the Centex Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

(ac)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(ad)
PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

(ae)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

	(af)	Offer Letter to Deborah Meyer dated as of August 20, 2009 (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

	(ag)	Clarification of Offer Letter to Deborah Meyer dated as of April 26, 2011 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(ah)
Separation Agreement dated as of May 26, 2011, between PulteGroup, Inc. and Roger A. Cregg (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 27, 2011)

(ai)
Offer Letter dated as of May 9, 2011, between PulteGroup, Inc. and Robert T. O'Shaughnessy (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K filed with the SEC on May 9, 2011)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2011 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 9, 2012	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Dugas, Jr.	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	February 9, 2012
Richard J. Dugas, Jr.

/s/ Robert T. O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2012
Robert T. O'Shaughnessy

/s/ Michael J. Schweninger	Vice President and Controller (Principal Accounting Officer)	February 9, 2012
Michael J. Schweninger

/s/ Brian P. Anderson	Member of Board of Directors	February 9, 2012
Brian P. Anderson

/s/ Bryce Blair	Member of Board of Directors	February 9, 2012
Bryce Blair

/s/ Cheryl W. Grisé	Member of Board of Directors	February 9, 2012
Cheryl W. Grisé

/s/ Debra J. Kelly-Ennis	Member of Board of Directors	February 9, 2012
Debra J. Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	February 9, 2012
David N. McCammon

/s/ Patrick J. O’Leary	Member of Board of Directors	February 9, 2012
Patrick J. O’Leary

/s/ James J. Postl	Member of Board of Directors	February 9, 2012
James J. Postl

/s/ Bernard W. Reznicek	Member of Board of Directors	February 9, 2012
Bernard W. Reznicek

/s/ Thomas M. Schoewe	Member of Board of Directors	February 9, 2012
Thomas M. Schoewe