Form 10-Q
period 2012-03-31
PULTEGROUP INC/MI/
filed 2012-04-26
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  [X]   NO  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  [X]   NO  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]

Number of shares of common stock outstanding as of April 20, 2012: 383,649,300

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,211,735	$1,083,071
Restricted cash	89,869	101,860
House and land inventory	4,584,416	4,636,468
Land held for sale	136,232	135,307
Land, not owned, under option agreements	26,121	24,905
Residential mortgage loans available-for-sale	184,164	258,075
Investments in unconsolidated entities	34,146	35,988
Income taxes receivable	29,673	27,154
Other assets	404,014	420,444
Intangible assets	159,073	162,348
	$6,859,443	$6,885,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $33,650 and $48,380 in 2012 and 2011, respectively	$170,609	$196,447
Customer deposits	71,580	46,960
Accrued and other liabilities	1,382,330	1,411,941
Income tax liabilities	215,150	203,313
Senior notes	3,090,946	3,088,344
	4,930,615	4,947,005

Shareholders' equity	1,928,828	1,938,615

	$6,859,443	$6,885,620

Note: The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Homebuilding
Home sale revenues	$813,786	$782,471
Land sale revenues	38,398	1,296
	852,184	783,767
Financial Services	28,852	21,435
Total revenues	881,036	805,202

Homebuilding Cost of Revenues:
Home sale cost of revenues	712,166	685,030
Land sale cost of revenues	33,397	930
	745,563	685,960
Financial Services expenses	22,009	20,473
Selling, general and administrative expenses	123,314	142,446
Other expense (income), net	6,619	3,910
Interest income	(1,199)	(1,437)
Interest expense	217	351
Equity in (earnings) loss of unconsolidated entities	(1,996)	(1,109)
Income (loss) before income taxes	(13,491)	(45,392)
Income tax expense (benefit)	(1,825)	(5,866)
Net income (loss)	$(11,666)	$(39,526)

Net income (loss) per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)

Number of shares used in calculation:
Basic	380,502	379,544
Diluted	380,502	379,544

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income (loss)	$(11,666)	$(39,526)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	57	9
Foreign currency translation adjustments	—	(51)
Other comprehensive income (loss)	57	(42)

Comprehensive income (loss)	$(11,609)	$(39,568)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock awards, net of cancellations	1,134	11	(11)	—	—	—
Stock repurchases	(93)	(1)	(727)	—	(117)	(845)
Stock-based compensation	—	—	2,667	—	—	2,667
Net income (loss)	—	—	—	—	(11,666)	(11,666)
Other comprehensive income (loss)	—	—	—	57	—	57
Shareholders' Equity, March 31, 2012	383,649	$3,836	$2,988,169	$(1,249)	$(1,061,928)	$1,928,828

Shareholders' Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	910	9	(9)	—	—	—
Stock repurchases	(129)	(1)	(1,002)	—	34	(969)
Stock-based compensation	—	—	5,510	—	—	5,510
Net income (loss)	—	—	—	—	(39,526)	(39,526)
Other comprehensive income (loss)	—	—	—	(42)	—	(42)
Shareholders' Equity, March 31, 2011	382,809	$3,828	$2,977,418	$(1,561)	$(879,545)	$2,100,140

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(11,666)	$(39,526)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	5,896	726
Depreciation and amortization	7,393	8,970
Stock-based compensation expense	3,719	5,510
Equity in (earnings) loss of unconsolidated entities	(1,996)	(1,109)
Distributions of earnings from unconsolidated entities	3,518	411
Other, net	103	781
Increase (decrease) in cash due to:
Restricted cash	53	864
Inventories	45,969	(10,315)
Residential mortgage loans available-for-sale	74,073	32,292
Other assets	10,257	79,383
Accounts payable, accrued and other liabilities	(34,466)	(122,825)
Income tax liabilities	11,837	(4,803)
Net cash provided by (used in) operating activities	114,690	(49,641)
Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,021
Investments in unconsolidated entities	(49)	(1,968)
Net change in loans held for investment	293	255
Change in restricted cash related to letters of credit	11,938	(109,667)
Proceeds from the sale of fixed assets	4,475	2,441
Capital expenditures	(3,758)	(6,128)
Net cash provided by (used in) investing activities	12,899	(114,046)
Cash flows from financing activities:
Net borrowings (repayments) of other borrowings	1,920	(13,312)
Stock repurchases	(845)	(969)
Net cash provided by (used in) financing activities	1,075	(14,281)
Net increase (decrease) in cash and equivalents	128,664	(177,968)
Cash and equivalents at beginning of period	1,083,071	1,483,390
Cash and equivalents at end of period	$1,211,735	$1,305,422

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(22,808)	$(23,833)
Income taxes paid (refunded), net	$(11,142)	$(2,922)

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with our consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
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
Cash and equivalents
Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at March 31, 2012 and December 31, 2011 also included $19.3 million and $13.0 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.
Restricted cash
We maintain certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under certain cash-collateralized letter of credit agreements (see Note 9). The remaining balances relate to certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other expense (income), net
Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2011
Write-offs of deposits and pre-acquisition costs	$739	$623
Lease exit and related costs (a)	2,359	(82)
Amortization of intangible assets	3,275	3,275
Miscellaneous expense (income), net	246	94
	$6,619	$3,910

(a)
Excludes $2.4 million of lease exit costs classified within Financial Services expense during the three months ended March 31, 2012. Such costs were immaterial during the three months ended March 31, 2011. See Note 2.

Notes receivable
In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. The counterparties for these transactions are generally land developers or other real estate investors. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance on an individual basis. Factors considered as part of this assessment include the counterparty's payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty's financial condition and plans, and the current and expected economic environment. Allowances are recorded in other expense (income), net when it becomes likely that some amount will not be collectible. Such receivables are reported net of allowance for credit losses within other assets. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned.
The following represents our notes receivable and related allowance for credit losses at March 31, 2012 and December 31, 2011 ($000’s omitted):

	March 31, 2012	December 31, 2011
Notes receivable, gross	$78,579	$78,834
Allowance for credit losses	(44,091)	(41,647)
Notes receivable, net	$34,488	$37,187
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
Earnings per share
Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Due to the net loss recorded during the periods, all stock options, non-vested restricted stock, and other potentially dilutive instruments were excluded from the calculation for the three months ended March 31, 2012 and 2011.
Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although our outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during the three months ended March 31, 2012 or 2011.
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
Only a portion of our land option agreements are with entities considered VIEs. In evaluating whether there exists a need to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. In recent years, we have canceled a significant number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either March 31, 2012 or December 31, 2011.
Additionally, we determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though we generally have no obligation to pay these future amounts. As a result, we recorded $26.1 million and $24.9 million at March 31, 2012 and December 31, 2011, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.
The following provides a summary of our interests in land option agreements as of March 31, 2012 and December 31, 2011 ($000’s omitted):

	March 31, 2012			December 31, 2011
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$3,208	$12,193	$4,461	$2,781	$5,957	$3,837
Unconsolidated VIEs	21,121	231,010	—	21,180	240,958	—
Other land option agreements	32,026	456,211	21,660	33,086	451,079	21,068
	$56,355	$699,414	$26,121	$57,047	$697,994	$24,905
Residential mortgage loans available-for-sale
Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option for residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for agency residential mortgage loans

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. See Note 10 for discussion of the risks retained related to mortgage loan originations.
Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At March 31, 2012 and December 31, 2011, residential mortgage loans available-for-sale had an aggregate fair value of $184.2 million and $258.1 million, respectively, and an aggregate outstanding principal balance of $177.5 million and $248.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.5 million for both the three months ended March 31, 2012 and 2011. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $19.0 million and $12.8 million during the three months ended March 31, 2012 and 2011, respectively, and have been included in Financial Services revenues.
Mortgage servicing rights
We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at March 31, 2012 and December 31, 2011 and are included in accrued and other liabilities. Servicing rights recognized in Financial Services revenues totaled $4.7 million and $4.9 million during the three months ended March 31, 2012 and 2011, respectively.
Derivative instruments and hedging activities
We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments to economically hedge the interest rate lock commitment. The principal derivative instruments we use to hedge this risk are forward contracts on mortgage-backed securities and whole loan investor commitments. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and closed loans. We do not use any derivative financial instruments for trading purposes.
Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At March 31, 2012 and December 31, 2011, we had interest rate lock commitments in the total amount of $137.2 million and $97.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.
Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize the market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At March 31, 2012 and December 31, 2011, we had unexpired forward contracts of $277.0 million and $311.5 million, respectively, and whole loan investor commitments of $1.7 million and $1.6 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

There are no credit-risk-related contingent features within our derivative agreements, and counterparty risk is considered minimal. Gains and losses on interest rate lock commitments are substantially offset by corresponding gains or losses on forward contracts on mortgage-backed securities and whole loan investor commitments. We are generally not exposed to variability in cash flows of derivative instruments for more than approximately 60 days.
 The fair value of derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	March 31, 2012		December 31, 2011
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$4,707	$3	$3,552	$1
Forward contracts	788	307	44	3,514
Whole loan commitments	14	60	52	41
	$5,509	$370	$3,648	$3,556
New accounting pronouncements
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amended Accounting Standards Codification (ASC) 820 to clarify existing guidance and minimize differences between U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2011-04 requires entities to provide information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and provide additional disclosures for classes of assets and liabilities disclosed at fair value. We adopted ASU 2011-04 as of January 1, 2012, which did not have a material impact on our financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 was effective for our fiscal year beginning January 1, 2012. The standard did not impact our reported results of operations but did impact our financial statement presentation. We now present items of other comprehensive income in the Statement of Consolidated Comprehensive Income rather than in the Statement of Shareholders' Equity.
2. Restructuring
In response to the challenging operating environment in recent years, we have taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies. As a result of these actions, we incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2011
Employee severance benefits	$195	$3,031
Lease exit costs	4,749	(51)
Other	—	(3)
	$4,944	$2,977
Of the total restructuring costs reflected in the above table, $2.4 million and $0.5 million are classified within Financial Services expenses for the three months ended March 31, 2012 and 2011, respectively. All other employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net. The remaining liability for employee severance benefits and exited leases totaled $0.7 million and $31.1 million, respectively, at March 31, 2012 and $2.6 million and $29.7 million, respectively, at December 31, 2011. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to various reportable segments and did not materially impact the comparability of any one segment.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3. Inventory and land held for sale
Major components of inventory were as follows ($000’s omitted):

	March 31, 2012	December 31, 2011
Homes under construction	$1,182,038	$1,210,717
Land under development	2,674,484	2,610,501
Land held for future development	727,894	815,250
	$4,584,416	$4,636,468
We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues for the three months ended March 31, 2012 and 2011 included $0.8 million and $0.1 million, respectively, of capitalized interest related to inventory impairments. We capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.
Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2011
Interest in inventory, beginning of period	$355,068	$323,379
Interest capitalized	51,323	56,191
Interest expensed	(47,186)	(34,816)
Interest in inventory, end of period	$359,205	$344,754
Interest incurred*	$51,323	$56,191

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.
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
We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community tested for impairment and typically do not assume improvements in

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

market conditions in the near term. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. Our determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. For example, communities that are entitled and near completion will generally be assigned a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.
During the three months ended March 31, 2012, we reviewed each of our land positions for potential impairment indicators and performed detailed impairment calculations for approximately 10 communities. As discussed above, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities at March 31, 2012:

Unobservable input	Range
Average selling price ($000s)	$198	-	$420
Sales pace per quarter (units)	4	-	7
Discount rate	12%	-	16%
The table below provides, as of the date indicated, the number of communities for which we recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted):

	2012			2011
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	4	$7,468	$4,514	1	$483	$103
We recorded these valuation adjustments within Homebuilding home sale cost of revenues.
Our evaluations for impairments recorded to date were based on our best estimates of the future cash flows for our communities. However, if conditions in the homebuilding industry or our local markets worsen in the future, if the current difficult market conditions extend beyond our expectations, or if our strategy related to certain communities changes, we may be required to evaluate our assets for further impairments or write-downs, which could result in future charges that might be significant.
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
  Land held for sale is valued at the lower of carrying value or net realizable value (fair value less costs to sell). In determining the net realizable value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended March 31, 2012, we recognized net realizable value adjustments of $0.6 million. There were no net realizable value adjustments during the three months ended March 31, 2011. We record these net realizable value adjustments within Homebuilding land sale cost of revenues.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Land held for sale was as follows ($000’s omitted):

	March 31, 2012	December 31, 2011
Land held for sale, gross	$184,250	$190,099
Net realizable value reserves	(48,018)	(54,792)
Land held for sale, net	$136,232	$135,307
Write-off of deposits and pre-acquisition costs
We write off deposits and pre-acquisition costs related to land option contracts when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreements, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.7 million and $0.6 million during the three months ended March 31, 2012 and 2011, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.
4. Segment information
Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments. During 2011, we realigned our organizational structure and reportable segment presentation. As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding." Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

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
Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 - "Summary of Significant Accounting Policies" to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended
	March 31,
	2012	2011
Revenues:
Northeast	$140,334	$126,311
Southeast	133,408	142,555
Florida	123,998	116,774
Texas	130,191	131,156
North	186,156	134,139
Southwest	138,097	132,832
	852,184	783,767
Financial Services	28,852	21,435
Consolidated revenues	$881,036	$805,202

Income (loss) before income taxes:
Northeast	$6,496	$(495)
Southeast	5,013	4,152
Florida	5,503	99
Texas	7,046	3,878
North	3,141	(5,161)
Southwest	(941)	(5,063)
Other homebuilding (a)	(46,610)	(43,775)
	(20,352)	(46,365)
Financial Services (b)	6,861	973
Consolidated income (loss) before income taxes	$(13,491)	$(45,392)

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

(b)	Financial Services income (loss) before income taxes includes interest income of $1.2 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2012	2011
Land and community valuation adjustments:
Northeast	$—	$—
Southeast	—	41
Florida	—	—
Texas	—	—
North	1,890	—
Southwest	1,810	—
Other homebuilding (a)	814	62
	$4,514	$103
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—
Southeast	285	—
Florida	38	—
Texas	—	—
North	(119)	—
Southwest	439	—
	$643	$—
Write-off of deposits and pre-acquisition costs:
Northeast	$51	$263
Southeast	555	205
Florida	11	—
Texas	25	13
North	97	62
Southwest	—	80
	$739	$623
Total land-related charges	$5,896	$726

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment
	($000's omitted)
	March 31, 2012
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$223,600	$472,547	$115,042	$811,189	$955,827
Southeast	165,451	310,318	122,021	597,790	623,150
Florida	136,848	325,395	103,392	565,635	636,887
Texas	132,932	291,496	75,263	499,691	558,512
North	256,753	384,737	61,831	703,321	785,103
Southwest	219,935	605,801	180,039	1,005,775	1,090,411
Other homebuilding (a)	46,519	284,190	70,306	401,015	1,996,631
	1,182,038	2,674,484	727,894	4,584,416	6,646,521
Financial Services	—	—	—	—	212,922
	$1,182,038	$2,674,484	$727,894	$4,584,416	$6,859,443

	December 31, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

(a)	Other homebuilding primarily includes capitalized interest, cash and equivalents, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Investments in unconsolidated entities
We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	March 31, 2012	December 31, 2011
Investments in joint ventures with debt non-recourse to PulteGroup	$11,496	$11,453
Investments in other active joint ventures	22,650	24,535
Total investments in unconsolidated entities	$34,146	$35,988

Total joint venture debt	$11,022	$11,107

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,156	$1,202
Joint venture debt non-recourse to PulteGroup	2,061	2,009
PulteGroup's total proportionate share of joint venture debt	$3,217	$3,211
We recognized (income) expense from unconsolidated joint ventures of $(2.0) million and $(1.1) million during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, we made capital contributions of $0.0 million and $2.0 million, respectively, and received capital and earnings distributions of $3.5 million and $1.4 million, respectively.
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
6. Shareholders’ equity
At March 31, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under authorized stock repurchase programs since 2006.
Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the three months ended March 31, 2012 or 2011, we repurchased $0.8 million and $1.0 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Income taxes
 Our income tax expense (benefit) for the three months ended March 31, 2012 and 2011 was $(1.8) million and $(5.9) million, respectively. Due to the effects of changes in unrecognized tax benefits and the valuation allowance recorded against our deferred tax assets, our effective tax rates in 2012 and 2011 are not correlated to the amount of pretax loss. The income tax benefits for the three months ended March 31, 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.
We had income taxes receivable of $29.7 million and $27.2 million at March 31, 2012 and December 31, 2011, respectively, which related primarily to amended federal and state income tax returns.
In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At March 31, 2012 and December 31, 2011, we had net deferred tax assets of $2.5 billion. Based on our evaluation in accordance with ASC 740, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position. To the extent that our results of operations improve, our deferred tax asset valuation allowance may be reduced.
As a result of our merger with Centex Corporation ("Centex") in August 2009, our ability to use certain of Centex’s pre-ownership change NOLs and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. Our Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change (i.e. before August 2014), and certain deductions. The limitation may result in a significant portion of Centex’s pre-ownership change NOL carryforwards and future recognized built-in losses or deductions not being available for use by the Company.
At March 31, 2012 we had $179.3 million of gross unrecognized tax benefits and $39.2 million of accrued interest and penalties. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $19.1 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 1998 to 2012.
8. Fair value disclosures
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		March 31, 2012	December 31, 2011

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$184,164	$258,075
Interest rate lock commitments	Level 2	4,704	3,551
Forward contracts	Level 2	481	(3,470)
Whole loan commitments	Level 2	(46)	11

Measured at fair value on a non-recurring basis:
Loans held for investment	Level 2	$1,896	$2,324
House and land inventory	Level 3	7,468	23,766

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,301,604	$1,184,931
Senior notes	Level 2	3,030,286	2,765,151
See Note 1 regarding the fair value of mortgage loans available-for-sale and derivative instruments and hedging activities. Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. We measured certain loans held for investment at fair value since the cost of the loans exceeded their fair value. Fair value of the loans was determined based on the fair value of the underlying collateral. For inventory, see Note 3 for a more detailed discussion of the valuation methods used.
The carrying amounts of cash and equivalents approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Debt
Our senior notes are summarized as follows ($000’s omitted):

	March 31, 2012	December 31, 2011
5.45% unsecured senior notes due August 2012 (b)	$96,634	$96,795
6.25% unsecured senior notes due February 2013 (b)	62,692	62,677
5.125% unsecured senior notes due October 2013 (b)	117,522	117,197
5.25% unsecured senior notes due January 2014 (b)	255,887	255,882
5.70% unsecured senior notes due May 2014 (b)	312,613	311,900
5.20% unsecured senior notes due February 2015 (b)	207,916	207,906
5.25% unsecured senior notes due June 2015 (b)	271,557	270,551
6.50% unsecured senior notes due May 2016 (b)	469,774	469,147
7.625% unsecured senior notes due October 2017 (a)	149,400	149,373
7.875% unsecured senior notes due June 2032 (b)	299,119	299,108
6.375% unsecured senior notes due May 2033 (b)	398,436	398,418
6.00% unsecured senior notes due February 2035 (b)	299,396	299,390
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000
Total senior notes – carrying value (c)	$3,090,946	$3,088,344
Estimated fair value	$3,030,286	$2,765,151

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity, guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.
Letter of credit facilities
As a cost-saving measure and to provide increased operational flexibility, we voluntarily terminated our $250.0 million unsecured revolving credit facility ("the Credit Facility") effective March 30, 2011. The Credit Facility was scheduled to expire in June 2012 and was being used solely to issue letters of credit. No borrowings were outstanding under the Credit Facility during 2011. We did not pay any penalties as a result of the termination. The termination of the Credit Facility also:

•	released $250.0 million of cash required to be maintained in liquidity reserve accounts; and

•
resulted in expense of $1.3 million related to the write-off of unamortized issuance costs, which is included within selling, general, and administrative expenses during the three months ended March 31, 2011.

In connection with the termination of the Credit Facility, we entered into separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $190.0 million, the majority of which is uncommitted. Letters of credit totaling $71.3 million and $83.2 million were outstanding under these agreements at March 31, 2012 and December 31, 2011, respectively. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.
We also maintain an unsecured letter of credit facility with a bank that expires in June 2014. This facility permits the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. At March 31, 2012 and December 31, 2011, $148.0 million and $152.7 million, respectively, of letters of credit were outstanding under this facility.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Financial Services
Pulte Mortgage provides mortgage financing for many of our home closings utilizing its own funds and funds available pursuant to a repurchase agreement with the Company. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days.
10. Commitments and contingencies
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
We sell substantially all of the loans we originate to investors in the secondary market within a short period of time after origination. Historically, our overall losses relating to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.
Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces our exposure. Requests undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that repurchases or make-whole payments are not required. For those requests requiring repurchases or make-whole payments, actual loss severities generally approximate 50% of the outstanding principal balance.
Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2013. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2012	2011
Liabilities, beginning of period	$128,330	$93,057
Provision for losses	—	—
Settlements	(4,810)	(10,597)
Liabilities, end of period	$123,520	$82,460

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 11 for a discussion of non-guarantor subsidiaries).
The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions, which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, however, we are not aware of any current or threatened legal proceedings regarding those transactions.
Community development and other special district obligations
A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period in which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At March 31, 2012 and December 31, 2011, we had recorded $37.4 million and $38.4 million, respectively, in accrued liabilities for outstanding CDD obligations. During the three months ended March 31, 2011, we repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $27.5 million in order to improve the future financial performance of the related communities. The discount of $5.3 million was recognized as a reduction of cost of revenues over the lives of the applicable communities, which will extend for several years. There were no repurchases during the three months ended March 31, 2012.
Letters of credit and surety bonds
In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $219.3 million and $1.2 billion at March 31, 2012, respectively, and $235.9 million and $1.2 billion at December 31, 2011, respectively. In the event any such letter of credit or surety bond is called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates. Rather, we are released from the surety bonds as the underlying performance is completed and accepted by the applicable counterparty. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Allowance for warranties
Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs within Homebuilding home sale revenues at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2011
Warranty liabilities, beginning of period	$68,025	$80,195
Warranty reserves provided	7,851	9,089
Payments	(11,521)	(14,007)
Other adjustments	65	(623)
Warranty liabilities, end of period	$64,420	$74,654
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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
Our recorded reserves for all such claims totaled $740.0 million and $774.8 million at March 31, 2012 and 2011, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% of the total general liability reserves at March 31, 2012 and 2011. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.
Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. Because the majority of our recorded reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and the estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$741,383	$785,562
Reserves provided	12,978	14,924
Payments	(14,337)	(25,734)
Balance, end of period	$740,024	$774,752
The reserves provided reflected in the above table are classified within selling, general, and administrative expenses.
11. Supplemental Guarantor information
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
MARCH 31, 2012
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$129,287	$998,732	$83,716	$—	$1,211,735
Restricted cash	71,261	3,755	14,853	—	89,869
House and land inventory	—	4,580,285	4,131	—	4,584,416
Land held for sale	—	136,232	—	—	136,232
Land, not owned, under option agreements	—	26,121	—	—	26,121
Residential mortgage loans available- for-sale	—	—	184,164	—	184,164
Securities purchased under agreements to resell	54,513	—	(54,513)	—	—
Investments in unconsolidated entities	1,529	29,914	2,703	—	34,146
Income taxes receivable	29,673	—	—	—	29,673
Other assets	20,010	350,709	33,295	—	404,014
Intangible assets	—	159,073	—	—	159,073
Deferred income tax assets	(15,517)	23	15,494	—	—
Investments in subsidiaries and intercompany accounts, net	5,029,795	6,756,981	6,069,822	(17,856,598)	—
	$5,320,551	$13,041,825	$6,353,665	$(17,856,598)	$6,859,443
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$85,627	$1,273,759	$265,133	$—	$1,624,519
Income tax liabilities	215,150	—	—	—	215,150
Senior notes	3,090,946	—	—	—	3,090,946
Total liabilities	3,391,723	1,273,759	265,133	—	4,930,615
Total shareholders’ equity	1,928,828	11,768,066	6,088,532	(17,856,598)	1,928,828
	$5,320,551	$13,041,825	$6,353,665	$(17,856,598)	$6,859,443

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$813,786	$—	$—	$813,786
Land sale revenues	—	38,398	—	—	38,398
	—	852,184	—	—	852,184
Financial Services	—	373	28,479	—	28,852
	—	852,557	28,479	—	881,036
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	712,166	—	—	712,166
Land sale cost of revenues	—	33,397	—	—	33,397
	—	745,563	—	—	745,563
Financial Services expenses	65	114	21,830	—	22,009
Selling, general and administrative expenses	—	122,407	907	—	123,314
Other expense (income), net	(19)	6,291	347	—	6,619
Interest income	(62)	(1,113)	(24)	—	(1,199)
Interest expense	217	—	—	—	217
Intercompany interest	109,133	(105,892)	(3,241)	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	(1,916)	(78)	—	(1,996)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(109,332)	87,103	8,738	—	(13,491)
Income tax expense (benefit)	29,191	(5,744)	(25,272)	—	(1,825)
Income (loss) before equity in income (loss) of subsidiaries	(138,523)	92,847	34,010	—	(11,666)
Equity in income (loss) of subsidiaries	126,857	34,483	50,131	(211,471)	—
Net income (loss)	(11,666)	127,330	84,141	(211,471)	(11,666)
Other comprehensive income (loss)	57	—	—	—	57
Comprehensive income (loss)	$(11,609)	$127,330	$84,141	$(211,471)	$(11,609)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$782,471	$—	$—	$782,471
Land sale revenues	—	1,296	—	—	1,296
	—	783,767	—	—	783,767
Financial Services	—	283	21,152	—	21,435
	—	784,050	21,152	—	805,202
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	685,030	—	—	685,030
Land sale cost of revenues	—	930	—	—	930
	—	685,960	—	—	685,960
Financial Services expenses	145	146	20,182	—	20,473
Selling, general and administrative expenses	10,993	129,293	2,160	—	142,446
Other expense (income), net	41	4,743	(874)	—	3,910
Interest income	—	(1,327)	(110)	—	(1,437)
Interest expense	351	—	—	—	351
Intercompany interest	10,712	(8,644)	(2,068)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(1,049)	(60)	—	(1,109)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(22,242)	(25,072)	1,922	—	(45,392)
Income tax expense (benefit)	(707)	(5,801)	642	—	(5,866)
Income (loss) before equity in income (loss) of subsidiaries	(21,535)	(19,271)	1,280	—	(39,526)
Equity in income (loss) of subsidiaries	(17,991)	1,560	(67,311)	83,742	—
Net income (loss)	(39,526)	(17,711)	(66,031)	83,742	(39,526)
Other comprehensive income (loss)	(42)	—	—	—	(42)
Comprehensive income (loss)	$(39,568)	$(17,711)	$(66,031)	$83,742	$(39,568)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(106,147)	$115,341	$105,496	$—	$114,690
Cash flows from investing activities:
Investments in unconsolidated entities	—	(49)	—	—	(49)
Net change in loans held for investment	—	—	293	—	293
Change in restricted cash related to letters of credit	11,938	—	—	—	11,938
Proceeds from the sale of fixed assets	—	4,475	—	—	4,475
Capital expenditures	—	(3,249)	(509)	—	(3,758)
Net cash provided by (used in) investing activities	11,938	1,177	(216)	—	12,899
Cash flows from financing activities:
Net borrowings (repayments) of other borrowings	—	1,920	—	—	1,920
Intercompany activities, net	105,054	4,733	(109,787)	—	—
Stock repurchases	(845)	—	—	—	(845)
Net cash provided by (used in) financing activities	104,209	6,653	(109,787)	—	1,075
Net increase (decrease) in cash and equivalents	10,000	123,171	(4,507)	—	128,664
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$129,287	$998,732	$83,716	$—	$1,211,735

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$4,542	$(73,387)	$19,204	$—	$(49,641)
Cash flows from investing activities:
Distributions from unconsolidated entities	—	1,021	—	—	1,021
Investments in unconsolidated entities	—	(1,968)	—	—	(1,968)
Net change in loans held for investment	—	—	255	—	255
Change in restricted cash related to letters of credit	(109,667)	—	—	—	(109,667)
Proceeds from the sale of fixed assets	—	2,441	—	—	2,441
Capital expenditures	—	(5,097)	(1,031)	—	(6,128)
Net cash provided by (used in) investing activities	(109,667)	(3,603)	(776)	—	(114,046)
Cash flows from financing activities:
Net borrowings (repayments) of other borrowings	(13,902)	590	—	—	(13,312)
Intercompany activities, net	202,578	(154,222)	(48,356)	—	—
Stock repurchases	(969)	—	—	—	(969)
Net cash provided by (used in) financing activities	187,707	(153,632)	(48,356)	—	(14,281)
Net increase (decrease) in cash and equivalents	82,582	(230,622)	(29,928)	—	(177,968)
Cash and equivalents at beginning of period	10,000	1,106,623	366,767	—	1,483,390
Cash and equivalents at end of period	$92,582	$876,001	$336,839	$—	$1,305,422

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The first quarter of 2012 continued many of the favorable trends we experienced in 2011 as revenues, adjusted gross margin, and overhead costs all improved compared to the first quarter of 2011. These factors combined to drive a significant decrease in our reported loss before income taxes compared to the prior year. Consistent with other signs of an overall improving demand environment for new homes, our net new orders increased 15% over the first quarter of 2011 on 6% fewer active communities.

We believe the demand for new homes remains relatively stable, albeit at near historically low volumes. An improved outlook for the U.S. economy, coupled with the value in new housing resulting from affordable prices, low mortgage rates, escalating rents, and more energy-efficient homes are providing consumers with a compelling reason to buy a new home, especially relative to the ever more expensive rental market. We are encouraged by our first quarter results, and our outlook remains cautiously optimistic for 2012. However, the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their: ability to leverage economies of scale; access to more reliable and lower cost financing through the capital markets; ability to control and entitle large land positions; and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we will operate our business with the expectation that challenging market conditions will continue while also positioning ourselves to capitalize upon growth when industry conditions improve. We continue to focus on our primary operational objectives:

•
Revenue enhancement by establishing clear business models for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on “speculative” home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, working with suppliers to reduce costs, and following lean production principles;

•	Maintaining an efficient overhead structure;

•	Improving our inventory turns; and

•	More effectively allocating the capital invested in our business toward a more risk-based portfolio approach.

Certain initiatives related to our overhead objectives favorably impacted our first quarter results, while benefits related to our other objectives will be increasingly realized over the long term. We believe that continued focus on our operational objectives positions us for a profitable year in 2012. As a result of the seasonality in our operations, we expect our profitability for 2012 to be heavily weighted toward the second half of the year.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended
	March 31,
	2012	2011
Income (loss) before income taxes:
Homebuilding*	$(20,352)	$(46,365)
Financial Services	6,861	973
Income (loss) from continuing operations before income taxes	(13,491)	(45,392)
Income tax expense (benefit)	(1,825)	(5,866)
Net income (loss)	$(11,666)	$(39,526)
Per share data - assuming dilution:
Net income (loss)	$(0.03)	$(0.10)

* Amounts previously classified as "non-operating" have been reclassified to "Homebuilding" (see Note 4 to the Consolidated Financial Statements).

•
The loss before income taxes experienced by Homebuilding for the three months ended March 31, 2012 improved compared to the prior year period as a result of higher revenues, improved adjusted gross margins and overhead leverage, and gains from certain land sale transactions partially offset by higher land-related charges and amortization of capitalized interest.

•
The increased Financial Services income for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to higher origination volume, higher revenue per loan, and improved expense leverage.

•	The income tax benefits for the three months ended March 31, 2012 and 2011 were attributable primarily to the favorable resolution of certain federal and state income tax matters.

Homebuilding Operations
The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2012 vs. 2011	2011
Home sale revenues	$813,786	4%	$782,471
Land sale revenues	38,398	2,863%	1,296
Total Homebuilding revenues	852,184	9%	783,767
Home sale cost of revenues (a)	712,166	4%	685,030
Land sale cost of revenues (b)	33,397	3,491%	930
Selling, general and administrative expenses ("SG&A")	123,314	(13)%	142,446
Equity in (earnings) loss of unconsolidated entities	(1,978)	80%	(1,098)
Other expense (income), net (c)	6,619	69%	3,910
Interest income, net	(982)	(10)%	(1,086)
Income (loss) before income taxes	$(20,352)	56%	$(46,365)
Supplemental data:
Gross margin from home sales	12.5%	0 bps	12.5%
SG&A as a percentage of home sale revenues	15.2%	(300) bps	18.2%
Closings (units)	3,117	(1)%	3,141
Average selling price	$261	5%	$249
Net new orders:
Units	4,991	15%	4,345
Dollars (d)	$1,339,977	23%	$1,093,634
Cancellation rate	15%		16%
Active communities at March 31	753	(6)%	800
Backlog at March 31:
Units	5,798	12%	5,188
Dollars	$1,585,840	16%	$1,367,725

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $4.5 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.

(b)
Includes net realizable value adjustments for land held for sale of $0.6 million for the three months ended March 31, 2012. There were no net realizable value adjustments for land held for sale for the three months ended March 31, 2011.

(c)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.7 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.
Home sale revenues
Home sale revenues for the three months ended March 31, 2012 were higher than the prior year period by $31.3 million, or 4%. The increase was attributable to a 5% increase in average selling price, partially offset by a 1% decrease in closings. The increase in average selling price reflects an ongoing modest shift in our revenue mix toward move-up buyers and newer communities. The slight decline in closings was mainly due to the 6% decrease in our active communities and was the result of small decreases in our Southeast and Florida segments partially offset by small increases in our other segments.

Home sale gross margins
Home sale gross margins were 12.5% for the three months ended March 31, 2012, unchanged from the prior year period, despite an increase of $4.4 million in land and community valuation adjustments (including write-offs of capitalized interest) and $11.6 million of increased amortization of capitalized interest due primarily to debt assumed with our 2009 merger with Centex Corporation ("Centex"). Excluding the impact of land and community valuation adjustments and amortization of capitalized interest, adjusted home sale gross margins improved to 18.7% for the three months ended March 31, 2012 from 16.9% for the prior year period (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). These improved gross margins reflect a combination of factors, including shifts in the product mix of homes closed and better alignment of our product offering with current market conditions.
Land sales
We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $5.0 million and $0.4 million for the three months ended March 31, 2012 and 2011, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.6 million for the three months ended March 31, 2012. There were no net realizable value adjustments related to land held for sale for the prior year period.
SG&A
In order to reduce overhead costs and drive greater leverage, we have reconfigured our organization in recent years to better align our overhead structure with expected volumes. These actions have included consolidating many local divisions and other field operations along with reducing corporate and support staffing across a number of functions. Based in part on these actions, the gross dollar amount of our SG&A decreased $19.1 million, or 13%, for the three months ended March 31, 2012 compared to the same period in the prior year. SG&A as a percentage of home sale revenues was 15.2% for the three months ended March 31, 2012, compared with 18.2% for the three months ended March 31, 2011.
Equity in (earnings) loss of unconsolidated entities
Equity in (earnings) loss of unconsolidated entities was $(2.0) million and $(1.1) million for the three months ended March 31, 2012 and 2011, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.
Other expense (income), net
Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2011
Write-offs of deposits and pre-acquisition costs (Note 3)	$739	$623
Lease exit and related costs (Note 2)	2,359	(82)
Amortization of intangible assets	3,275	3,275
Miscellaneous expense (income), net	246	94
	$6,619	$3,910
For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.
Interest income, net
The slight decrease in interest income, net from the prior year period resulted from lower invested cash balances, which resulted primarily from the significant debt retirements we completed during 2011.

Net new orders
For the three months ended March 31, 2012, net new order levels increased 15% compared with the same period in 2011 despite a decrease of 6% in the number of active communities to 753 active communities. The increase in net new orders was broad-based as each of our reportable segments experienced increases as did the majority of our local divisions. The cancellation rate (canceled orders for the period divided by gross new orders for the period) for the three months ended March 31, 2012 was 15%, compared to 16% for the prior year period. Ending backlog, which represents orders for homes that have not yet closed, increased 12% at March 31, 2012 compared with March 31, 2011, due to the increase in net new orders.
Homes in production
The following is a summary of our homes in production at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Sold	3,442	2,640
Unsold
Under construction	985	1,381
Completed	1,039	1,481
	2,024	2,862
Models	1,235	1,278
Total	6,701	6,780
Included in our total homes in production were 2,024 and 2,862 homes that were unsold to customers (“spec homes”) at March 31, 2012 and December 31, 2011, respectively, of which 1,039 and 1,481 homes, respectively, were completed (“final specs”). The reduction in homes in production at March 31, 2012 compared to December 31, 2011 resulted primarily from our lower community count combined with a focus on reducing the number of spec homes, especially final specs.
Controlled lots
The following is a summary of our lots under control at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	10,293	2,187	12,480	10,540	2,121	12,661
Southeast	14,557	2,856	17,413	15,016	3,215	18,231
Florida	25,614	2,580	28,194	26,444	2,136	28,580
Texas	14,316	3,887	18,203	14,759	4,231	18,990
North	14,867	1,148	16,015	15,084	1,676	16,760
Southwest	34,582	1,341	35,923	35,090	698	35,788
Total	114,229	13,999	128,228	116,933	14,077	131,010

Developed (%)	29%	37%	29%	28%	38%	29%
Of our controlled lots, 114,229 and 116,933 were owned and 10,110 and 10,060 were under option agreements approved for purchase at March 31, 2012 and December 31, 2011, respectively. In addition, there were 3,889 and 4,017 lots under option agreements pending approval at March 31, 2012 and December 31, 2011, respectively. While we are purchasing land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the three months ended March 31, 2012.
The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $699.4 million at March 31, 2012. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $56.4 million, of which only $2.8 million is refundable.

Non-GAAP Financial Measures
This report contains information about our home sale gross margins reflecting certain adjustments. This measure is considered a non-GAAP financial measure under the SEC's rules and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measure as a measure of our operating performance. Management and our local divisions use this measure in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe it is a relevant and useful measure to investors for evaluating our performance through gross profit generated on homes delivered during a given period and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and any adjustments thereto before comparing our measure to that of such other companies.
The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Three Months Ended
	March 31,
	2012	2011
Home sale revenues	$813,786	$782,471
Home sale cost of revenues	712,166	685,030
Home sale gross margin	101,620	97,441
Add:
Land and community valuation adjustments (a)	3,700	41
Capitalized interest amortization (a)	47,186	34,816
Adjusted home sale gross margin	$152,506	$132,298

Home sale gross margin as a percentage of home sale revenues	12.5%	12.5%
Adjusted home sale gross margin as a percentage of home sale revenues	18.7%	16.9%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.
Homebuilding Segment Operations
Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of March 31, 2012, we conducted our operations in 60 markets located throughout 29 states. During 2011, we realigned our organizational structure and reportable segment presentation. As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding." Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2012	2012 vs. 2011	2011
Home sale revenues:
Northeast	$139,929	11%	$126,286
Southeast	133,400	(6)%	142,555
Florida	118,882	3%	115,879
Texas	129,291	(1)%	130,874
North	155,958	16%	134,044
Southwest	136,326	3%	132,833
	$813,786	4%	$782,471
Income (loss) before income taxes:
Northeast	$6,496	1,412%	$(495)
Southeast	5,013	21%	4,152
Florida	5,503	5,459%	99
Texas	7,046	82%	3,878
North	3,141	161%	(5,161)
Southwest	(941)	81%	(5,063)
Other homebuilding (a)	(46,610)	(6)%	(43,775)
	$(20,352)	56%	$(46,365)
Closings (units):
Northeast	352	1%	348
Southeast	535	(9)%	589
Florida	476	(3)%	492
Texas	699	1%	695
North	531	7%	494
Southwest	524	—%	523
	3,117	(1)%	3,141
Average selling price:
Northeast	$398	10%	$363
Southeast	249	3%	242
Florida	250	6%	236
Texas	185	(2)%	188
North	294	8%	271
Southwest	260	2%	254
	$261	5%	$249

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2012	2012 vs. 2011	2011
Net new orders - units:
Northeast	553	15%	482
Southeast	774	3%	748
Florida	768	4%	736
Texas	1,109	6%	1,048
North	869	32%	658
Southwest	918	36%	673
	4,991	15%	4,345
Net new orders - dollars:
Northeast	$220,308	18%	$186,163
Southeast	193,951	6%	182,948
Florida	207,374	17%	177,551
Texas	205,795	8%	190,602
North	265,219	43%	185,903
Southwest	247,330	45%	170,467
	$1,339,977	23%	$1,093,634
Cancellation rates:
Northeast	9%		11%
Southeast	14%		15%
Florida	12%		9%
Texas	22%		23%
North	14%		15%
Southwest	12%		18%
	15%		16%
Unit backlog:
Northeast	626	(9)%	690
Southeast	841	(6)%	890
Florida	950	13%	839
Texas	1,235	1%	1,227
North	1,047	28%	817
Southwest	1,099	52%	725
	5,798	12%	5,188
Backlog dollars:
Northeast	$259,313	(7)%	$279,286
Southeast	215,084	(4)%	224,057
Florida	262,531	24%	211,797
Texas	230,432	3%	222,734
North	316,768	33%	238,363
Southwest	301,712	58%	191,488
	$1,585,840	16%	$1,367,725

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended
	March 31,
	2012	2012 vs. 2011	2011
Land-related charges*:
Northeast	$51	(81)%	$263
Southeast	840	241%	246
Florida	49	100%	—
Texas	25	92%	13
North	1,868	2,913%	62
Southwest	2,249	2,711%	80
Other homebuilding	814	1,213%	62
	$5,896	712%	$726

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See and to the Consolidated Financial Statements for additional discussion of these charges.

Northeast
For the three months ended March 31, 2012, Northeast home sale revenues increased 11% compared with the prior year period due to a 10% increase in the average selling price and a 1% increase in closings. The increased revenues were largely concentrated in our Mid-Atlantic division. The increased income before income taxes was primarily due to fewer land-related charges and improved gross margins and overhead leverage. Net new orders increased 15%, led by our operations in the Northeast Corridor and Mid-Atlantic.
Southeast
For the first quarter of 2012, Southeast home sale revenues decreased 6% compared with the prior year period due to a 9% decrease in closings offset in part by a 3% increase in the average selling price. The reduction in closing volumes was primarily due to fewer closings in our Raleigh and Tennessee divisions, as well as a lower active community count across most divisions. The increased income before income taxes was due to improved gross margins and overhead leverage. Net new order units increased 3%, due largely to increased activity in our Coastal Carolinas division partially offset by lower net new orders in Raleigh.
Florida
Florida home sale revenues increased 3% during the first quarter of 2012 compared with the prior year period due to a 6% increase in the average selling price partially offset by a 3% decrease in closings. The decline in closings was due to reduced closing volumes in South Florida due to fewer active communities than the prior year period. The increased income before income taxes for the three months ended March 31, 2012 was attributable to significantly improved gross margins and reduced overhead. Net new orders increased by 4%, led by our South Florida division.
Texas
For the first quarter of 2012, Texas home sale revenues decreased 1% compared with the prior year period due to a 2% decrease in the average selling price partially offset by a 1% increase in closings. The increased income before income taxes was attributable to improved gross margins and reduced overhead. Net new orders increased by 6%, largely in Dallas.
North
For the first quarter of 2012, North home sale revenues increased 16% compared with the prior year period due to a 7% increase in closings combined with an 8% increase in average selling price. The increase in closing volumes was concentrated in Michigan, Illinois, and St. Louis. The increased income before income taxes was primarily due to the increased revenues, lower overhead costs, and gains related to land sale transactions partially offset by higher land sale charges. Net new orders increased by 32% compared with the prior year period, due to significant increases in most of our local divisions.

Southwest
Southwest home sale revenues increased 3% during the first quarter of 2012 compared with the prior year period due to a 2% increase in average selling price. Closing volumes were flat as an increase in Arizona was offset by decreased volumes in the other divisions. The decreased loss before income taxes was primarily due to the higher revenues, improved gross margins, and lower overhead partially offset by higher land-related charges. Net new orders increased by 36% due to significantly improved activity in our Arizona, Las Vegas, and Southern California markets.
Financial Services Operations
We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to a repurchase agreement between Pulte Mortgage and the Company. We subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination. We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time.
Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for both the first quarter of 2012 and 2011.
The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Three Months Ended
	March 31,
	2012	2012 vs. 2011	2011
Mortgage operations revenues	$24,448	39%	$17,558
Title services revenues	4,404	14%	3,877
Total Financial Services revenues	28,852	35%	21,435
Expenses	22,009	8%	20,473
Equity in (earnings) loss of unconsolidated entities	(18)	64%	(11)
Income (loss) before income taxes	$6,861	605%	$973
Total originations:
Loans	2,021	8%	1,865
Principal	$429,465	14%	$377,972
Supplemental data:
Capture rate	78.3%		76.5%
Average FICO score	742		750
Loan application backlog	$965,875	32%	$730,095
Agency production for funded originations	99%		99%
FHA agency production	29%		32%

Revenues
Total Financial Services revenues during the three months ended March 31, 2012 increased 35% compared to the prior year period as the result of an 8% increase in loan origination volumes, an increase in average loan size, and improved loan pricing. The increase in loan origination volumes, despite lower Homebuilding closing volumes, was due to the improved capture rate (loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings) and fewer cash sales. Interest income, which is included in mortgage operations revenues, was moderately higher for the three months ended March 31, 2012 than the comparable prior year period due to the increase in loan originations.
Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production in the first quarters of 2012 and 2011 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, the historically low interest rate environment in recent periods has contributed to profitability by reducing the level of pricing competition in the market.
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

Historically, our overall losses relating to this risk were not significant Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See Note 10 to the Consolidated Financial Statements for additional discussion.
We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 11 for a discussion of non-guarantor subsidiaries).
The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. The bank has notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions, which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, however, we are not aware of any current or threatened legal proceedings regarding those transactions.
Income before income taxes
The increased income before income taxes for the three months ended March 31, 2012 as compared to the prior year period was due to higher origination volume, higher revenue per loan, and improved expense leverage.

Income Taxes
Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for the three months ended March 31, 2012 and 2011 are not correlated to the amount of our pretax losses. Income taxes were provided at an effective tax rate of 13.5% for the three months ended March 31, 2012, compared with an effective tax rate of 12.9% for the prior year period. The income tax benefit for the three months ended March 31, 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.
Liquidity and Capital Resources
We finance our land acquisition, development, and construction activities and financial services operations by using internally-generated funds and existing credit arrangements. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions deteriorate, if significant growth returns to the homebuilding industry, or if favorable capital market opportunities become available.
At March 31, 2012, we had unrestricted cash and equivalents of $1.2 billion and senior notes of $3.1 billion. We also had restricted cash balances of $89.9 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.
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
Our ratio of debt to total capitalization was 61.6% at March 31, 2012, and 48.1% net of cash and equivalents, including restricted cash. These debt-to-capital ratios remain above our desired targets, so we are actively pursuing strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability.
Credit agreements
We maintain an unsecured letter of credit facility expiring in June 2014 that permits the issuance of up to $200.0 million of letters of credit. At March 31, 2012, $148.0 million of letters of credit were outstanding under this facility.
We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. These agreements provide capacity to issue letters of credit totaling up to $190.0 million, the majority of which is uncommitted. Letters of credit totaling $71.3 million were outstanding under these agreements at March 31, 2012. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.
Pulte Mortgage
Pulte Mortgage provides mortgage financing for the majority of our home closings by using its own funds and funds available pursuant to a repurchase agreement with the Company. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, which generally occurs within 30 days. At March 31, 2012, we funded $54.5 million of Pulte Mortgage's financing needs via the repurchase agreement with the Company.
Stock repurchase programs
At March 31, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under authorized stock repurchase programs since 2006.

Cash flows
Operating activities
Our net cash provided by operating activities for the three months ended March 31, 2012 was $114.7 million, compared with net cash used in operating activities of $49.6 million for the three months ended March 31, 2011. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the three months ended March 31, 2012 was primarily the result of changes in working capital, including a net decrease in inventories of $46.0 million and mortgage loans available-for-sale of $74.1 million. The inventory decrease resulted primarily from a reduction in spec homes in production while the reduction in mortgage loans available-for-sale resulted from our typical seasonal reduction in closings in the first quarter. Our negative cash flow from operations for the three months ended March 31, 2011 was mainly due to the net loss from operations combined with a reduction in accrued and other liabilities.
Investing activities
Net cash provided by investing activities for the three months ended March 31, 2012 was $12.9 million, compared with net cash used by investing activities of $114.0 million for the three months ended March 31, 2011. The positive cash flow from investing activities for the three months ended March 31, 2012 was primarily due to the $11.9 million decrease in restricted cash we are required to maintain related to our letter of credit facilities, which resulted from a reduction in letters of credit outstanding. The negative cash flow from investing activities for the three months ended March 31, 2011 was mainly due to the $109.7 million required to be classified as restricted cash in connection with entering into the cash-collateralized letter of credit facilities.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2012 totaled $1.1 million. Net cash used in financing activities for the three months ended March 31, 2011 totaled $14.3 million primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity date.
Inflation
We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, current industry conditions have resulted in significant pressure on sales prices in many of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income would be adversely affected.
Seasonality
We experience variability in our quarterly results from operations due to the seasonal nature of the homebuilding industry. Historically, we have experienced significant increases in revenues and cash flow from operations during the fourth quarter based on the timing of home closings.
Contractual Obligations and Commercial Commitments
There have been no material changes to our contractual obligations from those disclosed in our "Contractual Obligations" contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements
We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At March 31, 2012, we had outstanding letters of credit of $219.3 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.2 billion at March 31, 2012, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.
In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At March 31, 2012, these agreements had an aggregate remaining purchase price of $699.4 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At March 31, 2012, we consolidated certain land option agreements and recorded assets of $26.1 million as land, not owned, under option agreements.
At March 31, 2012, aggregate outstanding debt of unconsolidated joint ventures was $11.0 million, of which our proportionate share of such joint venture debt was $3.2 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.2 million at March 31, 2012. See Note 5 to the Consolidated Financial Statements for additional information.
Critical Accounting Policies and Estimates
There have been no significant changes to our critical accounting policies and estimates during the three months ended March 31, 2012 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Quantitative disclosure
The following tables set forth, as of March 31, 2012, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of March 31, 2012 for the Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$96,393	$182,221	$574,590	$492,491	$480,000	$1,300,000	$3,125,695	$3,030,286
Average interest rate	5.45%	5.51%	5.50%	5.23%	6.50%	6.89%	6.19%
Qualitative disclosure
There have been no material changes to the qualitative disclosure found in Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
Such risks, uncertainties and other factors include, among other things: interest rate changes and the availability of mortgage financing; continued volatility in the debt and equity markets; competition within the industries in which PulteGroup operates; the availability and cost of land and other raw materials used by PulteGroup in its homebuilding operations; the impact of any changes to our strategy in responding to continuing adverse conditions in the industry, including any changes regarding our land positions; the availability and cost of insurance covering risks associated with PulteGroup's businesses; shortages and the cost of labor; weather related slowdowns; slow growth initiatives and/or local building moratoria; governmental regulation directed at or affecting the housing market, the homebuilding industry or construction activities; uncertainty in the mortgage lending industry, including revisions to underwriting standards and repurchase requirements associated with the sale of mortgage loans; the interpretation of or changes to tax, labor and environmental laws; economic changes nationally or in PulteGroup's local markets, including inflation, deflation, changes in consumer confidence and preferences and the state of the market for homes in general; legal or regulatory proceedings or claims; required accounting changes; terrorist acts and other acts of war; and other factors of national, regional and global scale, including those of a political, economic, business and competitive nature. See the Company's Annual Report on Form 10-K for the year ended December 31, 2011 and other public filings with the Securities and Exchange Commission for a further discussion of these and other risks and uncertainties applicable to PulteGroup's business. PulteGroup undertakes no duty to update any forward-looking statement, whether as a result of new information, future events or changes in PulteGroup's expectations.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of March 31, 2012.
Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

	(a) Total number of shares purchased (2)	(b) Average price paid per share (2)	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
January 1, 2012 to January 31, 2012	—	—	—	$102,342	(1)
February 1, 2012 to February 29, 2012	77,621	$9.07	—	$102,342	(1)
March 1, 2012 to March 31, 2012	15,739	$8.94	—	$102,342	(1)
Total	93,360	$9.05	—

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

(2)
During the first quarter of 2012, a total of 93,360 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

Item 6. Exhibits
Exhibit Number and Description

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

(10)	(a)	Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	April 26, 2012