Form 10-Q
period 2012-06-30
PULTEGROUP INC/MI/
filed 2012-07-26
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

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

Number of shares of common stock outstanding as of July 20, 2012: 383,754,839

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,310,478	$1,083,071
Restricted cash	86,795	101,860
House and land inventory	4,551,893	4,636,468
Land held for sale	139,346	135,307
Land, not owned, under option agreements	10,482	24,905
Residential mortgage loans available-for-sale	234,334	258,075
Investments in unconsolidated entities	31,576	35,988
Income taxes receivable	28,897	27,154
Other assets	403,226	420,444
Intangible assets	155,798	162,348
	$6,952,825	$6,885,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $35,180 and $48,380 in 2012 and 2011, respectively	$214,254	$196,447
Customer deposits	117,320	46,960
Accrued and other liabilities	1,340,179	1,411,941
Income tax liabilities	212,477	203,313
Senior notes	3,093,548	3,088,344
	4,977,778	4,947,005

Shareholders' equity	1,975,047	1,938,615

	$6,952,825	$6,885,620

Note: The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Homebuilding
Home sale revenues	$1,024,405	$899,763	$1,838,191	$1,682,234
Land sale revenues	8,749	5,068	47,147	6,364
	1,033,154	904,831	1,885,338	1,688,598
Financial Services	36,251	22,381	65,103	43,816
Total revenues	1,069,405	927,212	1,950,441	1,732,414

Homebuilding Cost of Revenues:
Home sale cost of revenues	869,379	789,678	1,581,545	1,474,708
Land sale cost of revenues	7,611	3,787	41,008	4,717
	876,990	793,465	1,622,553	1,479,425
Financial Services expenses	20,327	39,053	42,336	59,526
Selling, general and administrative expenses	124,186	138,380	247,500	280,826
Other expense (income), net	10,498	11,668	17,117	15,578
Interest income	(1,164)	(1,145)	(2,363)	(2,582)
Interest expense	198	317	415	668
Equity in (earnings) loss of unconsolidated entities	(1,556)	(1,193)	(3,552)	(2,302)
Income (loss) before income taxes	39,926	(53,333)	26,435	(98,725)
Income tax expense (benefit)	(2,510)	2,052	(4,335)	(3,814)
Net income (loss)	$42,436	$(55,385)	$30,770	$(94,911)

Net income (loss) per share:
Basic	$0.11	$(0.15)	$0.08	$(0.25)
Diluted	$0.11	$(0.15)	$0.08	$(0.25)

Number of shares used in calculation:
Basic	380,655	379,781	380,579	379,663
Effect of dilutive securities	1,548	—	1,446	—
Diluted	382,203	379,781	382,025	379,663

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(000’s omitted)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$42,436	$(55,385)	$30,770	$(94,911)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	58	64	115	73
Foreign currency translation adjustments	—	—	—	(51)
Other comprehensive income (loss)	58	64	115	22

Comprehensive income (loss)	$42,494	$(55,321)	$30,885	$(94,889)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock awards, net of cancellations	1,235	12	(12)	—	—	—
Stock repurchases	(101)	(1)	(785)	—	(122)	(908)
Stock-based compensation	—	—	6,455	—	—	6,455
Net income (loss)	—	—	—	—	30,770	30,770
Other comprehensive income (loss)	—	—	—	115	—	115
Shareholders' Equity, June 30, 2012	383,742	$3,837	$2,991,898	$(1,191)	$(1,019,497)	$1,975,047

Shareholders' Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	1,043	10	(10)	—	—	—
Stock repurchases	(252)	(2)	(1,963)	—	9	(1,956)
Stock-based compensation	—	—	11,405	—	—	11,405
Net income (loss)	—	—	—	—	(94,911)	(94,911)
Other comprehensive income (loss)	—	—	—	22	—	22
Shareholders' Equity, June 30, 2011	382,819	$3,828	$2,982,351	$(1,497)	$(934,955)	$2,049,727

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$30,770	$(94,911)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	9,218	7,486
Depreciation and amortization	14,828	16,973
Stock-based compensation expense	8,886	11,405
Equity in (earnings) loss of unconsolidated entities	(3,552)	(2,302)
Distributions of earnings from unconsolidated entities	5,782	440
Loss on debt repurchases	—	3,537
Other, net	850	1,156
Increase (decrease) in cash due to:
Restricted cash	(1,215)	307
Inventories	72,222	(180,964)
Residential mortgage loans available-for-sale	23,768	27,590
Other assets	12,020	93,699
Accounts payable, accrued and other liabilities	28,799	(101,337)
Income tax liabilities	9,164	(2,406)
Net cash provided by (used in) operating activities	211,540	(219,327)
Cash flows from investing activities:
Distributions from unconsolidated entities	2,696	3,856
Investments in unconsolidated entities	(858)	(3,184)
Net change in loans held for investment	627	519
Change in restricted cash related to letters of credit	16,280	(103,940)
Proceeds from the sale of fixed assets	4,627	9,178
Capital expenditures	(6,997)	(10,848)
Net cash provided by (used in) investing activities	16,375	(104,419)
Cash flows from financing activities:
Borrowings (repayments) under credit arrangements	400	(68,831)
Stock repurchases	(908)	(1,956)
Net cash provided by (used in) financing activities	(508)	(70,787)
Net increase (decrease) in cash and equivalents	227,407	(394,533)
Cash and equivalents at beginning of period	1,083,071	1,483,390
Cash and equivalents at end of period	$1,310,478	$1,088,857

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(5,840)	$(5,915)
Income taxes paid (refunded), net	$(11,756)	$(3,851)

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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at June 30, 2012 and December 31, 2011 also included $13.4 million and $13.0 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Write-offs of deposits and pre-acquisition costs	$166	$3,709	$905	$4,332
Loss on debt retirements	—	3,496	—	3,537
Lease exit and related costs (a)	3,801	6,225	6,160	6,187
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense (income), net	3,256	(5,037)	3,502	(5,028)
	$10,498	$11,668	$17,117	$15,578

(a)
Excludes $0.1 million and $2.5 million of lease exit costs classified within Financial Services expenses during the three and six months ended June 30, 2012, respectively, and $0.1 million during both the three and six months ended June 30, 2011. See Note 2.

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

The following represents our notes receivable and related allowance for credit losses at June 30, 2012 and December 31, 2011 ($000’s omitted):

	June 30, 2012	December 31, 2011
Notes receivable, gross	$78,274	$78,834
Allowance for credit losses	(43,950)	(41,647)
Notes receivable, net	$34,324	$37,187

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

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Earnings per share excludes 21.9 million

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and 22.2 million stock options and other potentially dilutive instruments for the three and six months ended June 30, 2012, respectively. All stock options, non-vested restricted stock, and other potentially dilutive instruments were excluded from the calculation for the three and six months ended June 30, 2011 due to the net loss recorded during the periods.

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

Only a portion of our land option agreements are with entities considered VIEs. In evaluating whether there exists a need to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. In recent years, we have canceled a considerable number of land option agreements, which has resulted in significant write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either June 30, 2012 or December 31, 2011.

Additionally, we determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though we generally have no obligation to pay these future amounts. As a result, we recorded $10.5 million and $24.9 million at June 30, 2012 and December 31, 2011, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of June 30, 2012 and December 31, 2011 ($000’s omitted):

	June 30, 2012			December 31, 2011
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$4,224	$30,914	$5,455	$2,781	$5,957	$3,837
Unconsolidated VIEs	20,428	239,178	—	21,180	240,958	—
Other land option agreements	31,260	456,383	5,027	33,086	451,079	21,068
	$55,912	$726,475	$10,482	$57,047	$697,994	$24,905

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option for residential mortgage loans available-for-sale, which allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” Fair values for agency residential mortgage loans available-for-sale are determined based on quoted market prices for comparable instruments. Fair values for non-agency residential mortgage loans available-for-sale are determined based on purchase commitments from whole loan investors and other relevant market information available to management. See Note 10 for a discussion of the risks retained related to mortgage loan originations.

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At June 30, 2012 and December 31, 2011, residential mortgage loans available-for-sale had an aggregate fair value of $234.3 million and $258.1 million, respectively, and an aggregate outstanding principal balance of $223.7 million and $248.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.2 million and $(1.9) million for the three months ended June 30, 2012 and 2011, respectively, and $(0.3) million and $(1.4) million for the six months ended June 30, 2012 and 2011, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $24.1 million and $12.3 million for the three months ended June 30, 2012 and 2011, respectively, and $43.1 million and $25.1 million for the six months ended June 30, 2012 and 2011, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves are included in accrued and other liabilities and were immaterial at June 30, 2012 and December 31, 2011. Servicing rights recognized in Financial Services revenues totaled $3.9 million and $3.8 million during the three months ended June 30, 2012 and 2011, respectively, and $8.5 million and $8.7 million during the six months ended June 30, 2012 and 2011, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At June 30, 2012 and December 31, 2011, we had interest rate lock commitments in the total amount of $194.8 million and $97.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize the market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At June 30, 2012 and December 31, 2011, we had unexpired forward contracts of $384.5 million and $311.5 million, respectively, and whole loan investor commitments of $3.1 million and $1.6 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

 The fair value of derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	June 30, 2012		December 31, 2011
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$8,256	$—	$3,552	$1
Forward contracts	23	3,472	44	3,514
Whole loan commitments	19	36	52	41
	$8,298	$3,508	$3,648	$3,556

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Restructuring

In response to the challenging operating environment in recent years, we have taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies. As a result of these actions, we incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Employee severance benefits	$1,250	$5,549	$1,445	$8,537
Lease exit costs	3,080	6,308	7,829	6,301
Other	807	15	807	11
	$5,137	$11,872	$10,081	$14,849

Of the total restructuring costs reflected in the above table, $0.1 million and $0.5 million are classified within Financial Services expenses for the three months ended June 30, 2012 and 2011, respectively, and $2.5 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. All other employee severance benefits are included within selling, general and administrative expense, while lease exit and other costs are included in other expense (income), net. The remaining liability for employee severance benefits and exited leases totaled $1.0 million and $31.7 million, respectively, at June 30, 2012 and $2.6 million and $29.7 million, respectively, at December 31, 2011. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to various reportable segments and did not materially impact the comparability of any one segment.

3. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	June 30, 2012	December 31, 2011
Homes under construction	$1,286,551	$1,210,717
Land under development	2,542,204	2,610,501
Land held for future development	723,138	815,250
	$4,551,893	$4,636,468

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues included capitalized interest related to inventory impairments of $2.2 million and $1.3 million, for the three months ended June 30, 2012 and 2011, respectively, and $3.0 million and $1.3 million for the six months ended June 30, 2012 and 2011, respectively. We capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest in inventory, beginning of period	$359,205	$344,754	$355,068	$323,379
Interest capitalized	51,316	55,946	102,639	112,137
Interest expensed	(52,070)	(41,894)	(99,256)	(76,710)
Interest in inventory, end of period	$358,451	$358,806	$358,451	$358,806
Interest incurred*	$51,316	$55,946	$102,639	$112,137

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

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

During the three months ended June 30, 2012, we reviewed each of our land positions for potential impairment indicators and performed detailed impairment calculations for approximately 10 communities. As discussed above, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities at June 30, 2012:

Unobservable input	Range
Average selling price ($000s)	$194	-	$626
Sales pace per quarter (units)	1	-	7
Discount rate	12%	-	12%

The below summary provides, as of the date indicated, the number of communities for which we recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted):

	2012			2011
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	4	$7,468	$4,514	1	$483	$103
June 30	4	16,311	2,796	6	6,665	3,300
			$7,310			$3,403

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

  Land held for sale is valued at the lower of carrying value or net realizable value (fair value less costs to sell). In determining the net realizable value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended June 30, 2012 and 2011, we recognized net realizable value adjustments of $0.4 million and $(0.2) million, respectively. Such adjustments totaled $1.0 million and $(0.2) million during the six months ended June 30, 2012 and 2011, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues.
Land held for sale was as follows ($000’s omitted):

	June 30, 2012	December 31, 2011
Land held for sale, gross	$186,902	$190,099
Net realizable value reserves	(47,556)	(54,792)
Land held for sale, net	$139,346	$135,307

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Write-off of deposits and pre-acquisition costs

We write off deposits and pre-acquisition costs related to land option contracts when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreements, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.2 million and $3.7 million during the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $4.3 million during the six months ended June 30, 2012 and 2011, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Northeast	$167,747	$136,009	$308,081	$262,320
Southeast	168,182	167,381	301,590	309,936
Florida	150,046	134,280	274,044	251,054
Texas	161,876	153,378	292,067	284,534
North	203,005	172,693	389,161	306,832
Southwest	182,298	141,090	320,395	273,922
	1,033,154	904,831	1,885,338	1,688,598
Financial Services	36,251	22,381	65,103	43,816
Consolidated revenues	$1,069,405	$927,212	$1,950,441	$1,732,414

Income (loss) before income taxes:
Northeast	$16,141	$1,395	$22,637	$900
Southeast	14,484	9,400	19,497	13,552
Florida	17,304	6,008	22,807	6,107
Texas	8,851	7,257	15,897	11,135
North	8,646	(6,715)	11,787	(11,876)
Southwest	14,876	(5,007)	13,935	(10,070)
Other homebuilding (a)	(56,363)	(49,028)	(102,973)	(92,803)
	23,939	(36,690)	3,587	(83,055)
Financial Services (b)	15,987	(16,643)	22,848	(15,670)
Consolidated income (loss) before income taxes	$39,926	$(53,333)	$26,435	$(98,725)

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

(b)
Financial Services income (loss) before income taxes includes interest income of $1.3 million and $2.6 million for the three and six months ended June 30, 2012, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Land and community valuation adjustments:
Northeast	$535	$—	$535	$—
Southeast	—	228	—	269
Florida	—	—	—	—
Texas	—	—	—	—
North	98	1,818	1,988	1,818
Southwest	—	—	1,810	—
Other homebuilding (a)	2,163	1,254	2,977	1,316
	$2,796	$3,300	$7,310	$3,403
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—	$—	$—
Southeast	(4)	—	281	—
Florida	—	—	38	—
Texas	258	—	258	—
North	184	(249)	65	(249)
Southwest	(78)	—	361	—
	$360	$(249)	$1,003	$(249)
Write-off of deposits and pre-acquisition costs:
Northeast	$37	$1,695	$88	$1,958
Southeast	(12)	28	543	233
Florida	—	118	11	118
Texas	24	48	49	61
North	46	1,113	143	1,175
Southwest	71	707	71	787
	$166	$3,709	$905	$4,332
Total land-related charges	$3,322	$6,760	$9,218	$7,486

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment
	($000's omitted)
	June 30, 2012
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$229,407	$447,267	$115,103	$791,777	$924,851
Southeast	172,078	307,200	118,059	597,337	619,826
Florida	138,812	312,538	104,638	555,988	630,784
Texas	141,918	279,442	67,564	488,924	556,373
North	289,075	359,987	67,431	716,493	778,768
Southwest	257,958	557,212	179,902	995,072	1,068,936
Other homebuilding (a)	57,303	278,558	70,441	406,302	2,109,675
	1,286,551	2,542,204	723,138	4,551,893	6,689,213
Financial Services	—	—	—	—	263,612
	$1,286,551	$2,542,204	$723,138	$4,551,893	$6,952,825

	December 31, 2011
	Homes Under Construction	Land Under Development	Land Held for Future Development	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

(a)	Other homebuilding primarily includes capitalized interest, cash and equivalents, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	June 30, 2012	December 31, 2011
Investments in joint ventures with debt non-recourse to PulteGroup	$11,919	$11,453
Investments in other active joint ventures	19,657	24,535
Total investments in unconsolidated entities	$31,576	$35,988

Total joint venture debt	$8,983	$11,107

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,107	$1,202
Joint venture debt non-recourse to PulteGroup	1,142	2,009
PulteGroup's total proportionate share of joint venture debt	$2,249	$3,211

We recognized (income) expense from unconsolidated joint ventures of $(1.6) million and $(1.2) million during the three months ended June 30, 2012 and 2011, respectively, and $(3.6) million and $(2.3) million during the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, we made capital contributions of $0.9 million and $3.2 million, respectively, and received capital and earnings distributions of $8.5 million and $4.3 million, respectively.

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

6. Shareholders’ equity

At June 30, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under our authorized stock repurchase programs since 2006.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the six months ended June 30, 2012 and 2011, we repurchased $0.9 million and $2.0 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Income taxes

 Our income tax expense (benefit) for the three and six months ended June 30, 2012 was $(2.5) million and $(4.3) million, respectively, compared with $2.1 million and $(3.8) million for the three and six months ended June 30, 2011, respectively. Due to the effects of changes in unrecognized tax benefits and the valuation allowance recorded against our deferred tax assets, our effective tax rates in 2012 and 2011 are not correlated to the amount of pretax income or loss. The income tax benefits for the three and six months ended June 30, 2012 and the six months ended June 30, 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters. The tax expense for the three months ended June 30, 2011 resulted from normal provisions for recurring matters.

We had income taxes receivable of $28.9 million and $27.2 million at June 30, 2012 and December 31, 2011, respectively, which related primarily to amended federal and state income tax returns.

In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At June 30, 2012 and December 31, 2011, we had net deferred tax assets of $2.5 billion. Based on our evaluation in accordance with ASC 740, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position. To the extent that our results of operations improve such that we can demonstrate a return to sustainable profitability, our deferred tax asset valuation allowance may be reduced.

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

At June 30, 2012 we had $175.7 million of gross unrecognized tax benefits and $38.1 million of accrued interest and penalties. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $24.6 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		June 30, 2012	December 31, 2011

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$234,334	$258,075
Interest rate lock commitments	Level 2	8,256	3,551
Forward contracts	Level 2	(3,449)	(3,470)
Whole loan commitments	Level 2	(17)	11

Measured at fair value on a non-recurring basis:
Loans held for investment	Level 2	$1,580	$2,324
House and land inventory	Level 3	16,311	23,766

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,397,273	$1,184,931
Senior notes	Level 2	3,065,872	2,765,151

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Debt

Our senior notes are summarized as follows ($000’s omitted):

	June 30, 2012	December 31, 2011
5.45% unsecured senior notes due August 2012 (b)	$96,473	$96,795
6.25% unsecured senior notes due February 2013 (b)	62,707	62,677
5.125% unsecured senior notes due October 2013 (b)	117,848	117,197
5.25% unsecured senior notes due January 2014 (b)	255,891	255,882
5.70% unsecured senior notes due May 2014 (b)	313,325	311,900
5.20% unsecured senior notes due February 2015 (b)	207,926	207,906
5.25% unsecured senior notes due June 2015 (b)	272,563	270,551
6.50% unsecured senior notes due May 2016 (b)	470,400	469,147
7.625% unsecured senior notes due October 2017 (a)	149,427	149,373
7.875% unsecured senior notes due June 2032 (b)	299,130	299,108
6.375% unsecured senior notes due May 2033 (b)	398,455	398,418
6.00% unsecured senior notes due February 2035 (b)	299,403	299,390
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000
Total senior notes – carrying value (c)	$3,093,548	$3,088,344
Estimated fair value	$3,065,872	$2,765,151

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Debt retirement

During the three months ended June 30, 2011, we retired prior to their stated maturity dates $53.0 million of senior notes. We recorded losses related to these transactions totaling $3.5 million for the three and six months ended June 30, 2011, which are reflected in other expense (income), net. Losses on these transactions included the write-off of unamortized discounts, premiums, and transaction fees. There were no debt repurchases during the three or six months ended June 30, 2012.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $66.9 million and $83.2 million were outstanding under these agreements at June 30, 2012 and December 31, 2011, respectively. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in June 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At June 30, 2012 and December 31, 2011, letters of credit of $133.6 million and $152.7 million, respectively, were outstanding under this facility.

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

Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2013. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the elevated claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Liabilities, beginning of period	$123,520	$82,460	$128,330	$93,057
Provision for losses	—	19,347	—	19,347
Settlements	(2,809)	(3,971)	(7,619)	(14,568)
Liabilities, end of period	$120,711	$97,836	$120,711	$97,836

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

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period in which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At June 30, 2012 and December 31, 2011, we had recorded $35.6 million and $38.4 million, respectively, in accrued liabilities for outstanding CDD obligations. During the six months ended June 30, 2011, we repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $26.6 million in order to improve the future financial performance of the related communities. The discount of $5.2 million was recognized as a reduction of cost of revenues over the lives of the applicable communities, which will extend for several years. There were no repurchases during the three or six months ended June 30, 2012.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $200.5 million and $1.1 billion at June 30, 2012, respectively, and $235.9 million and $1.2 billion at December 31, 2011, respectively. In the event any such letter of credit or surety bond is called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates. Rather, we are released from the surety bonds as the underlying performance is completed and accepted by the applicable counterparty. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Warranty liabilities, beginning of period	$64,420	$74,654	$68,025	$80,195
Warranty reserves provided	11,570	10,019	19,421	19,108
Payments	(11,839)	(14,202)	(23,360)	(28,209)
Other adjustments	213	50	278	(573)
Warranty liabilities, end of period	$64,364	$70,521	$64,364	$70,521

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates comprise a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

Our recorded reserves for all such claims totaled $733.0 million at June 30, 2012, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 78% of the total general liability reserves at June 30, 2012. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

Adjustments to reserves are recorded in the period in which the change in estimate occurs. Because the majority of our reserves relates to IBNR, adjustments to reserve amounts for individual existing claims generally do not impact the recorded reserves materially. However, changes in the frequency and timing of reported claims and estimates of specific claim values can impact the underlying inputs and trends utilized in the actuarial analyses, which could have a material impact on the recorded reserves. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Costs associated with our insurance programs are classified within selling, general, and administrative expenses. Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$736,130	$774,897	$739,029	$787,918
Reserves provided	10,920	14,497	22,215	27,210
Payments	(14,008)	(29,680)	(28,202)	(55,414)
Balance, end of period	$733,042	$759,714	$733,042	$759,714

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2012
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$133,691	$1,097,006	$79,781	$—	$1,310,478
Restricted cash	66,920	4,601	15,274	—	86,795
House and land inventory	—	4,547,762	4,131	—	4,551,893
Land held for sale	—	139,346	—	—	139,346
Land, not owned, under option agreements	—	10,482	—	—	10,482
Residential mortgage loans available- for-sale	—	—	234,334	—	234,334
Securities purchased under agreements to resell	88,145	—	(88,145)	—	—
Investments in unconsolidated entities	1,529	27,034	3,013	—	31,576
Income taxes receivable	28,897	—	—	—	28,897
Other assets	18,549	349,015	35,662	—	403,226
Intangible assets	—	155,798	—	—	155,798
Deferred income tax assets	(17,133)	23	17,110	—	—
Investments in subsidiaries and intercompany accounts, net	5,026,364	6,252,083	5,933,545	(17,211,992)	—
	$5,346,962	$12,583,150	$6,234,705	$(17,211,992)	$6,952,825
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$65,889	$1,342,219	$263,645	$—	$1,671,753
Income tax liabilities	212,477	—	—	—	212,477
Senior notes	3,093,548	—	—	—	3,093,548
Total liabilities	3,371,914	1,342,219	263,645	—	4,977,778
Total shareholders’ equity	1,975,048	11,240,931	5,971,060	(17,211,992)	1,975,047
	$5,346,962	$12,583,150	$6,234,705	$(17,211,992)	$6,952,825

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,024,405	$—	$—	$1,024,405
Land sale revenues	—	8,749	—	—	8,749
	—	1,033,154	—	—	1,033,154
Financial Services	—	457	35,794	—	36,251
	—	1,033,611	35,794	—	1,069,405
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	869,379	—	—	869,379
Land sale cost of revenues	—	7,611	—	—	7,611
	—	876,990	—	—	876,990
Financial Services expenses	104	160	20,063	—	20,327
Selling, general and administrative expenses	—	123,259	927	—	124,186
Other expense (income), net	—	8,167	2,331	—	10,498
Interest income	(61)	(1,081)	(22)	—	(1,164)
Interest expense	198	—	—	—	198
Intercompany interest	153,332	(149,938)	(3,394)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(1,246)	(310)	—	(1,556)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(153,573)	177,300	16,199	—	39,926
Income tax expense (benefit)	(9,935)	1,550	5,875	—	(2,510)
Income (loss) before equity in income (loss) of subsidiaries	(143,638)	175,750	10,324	—	42,436
Equity in income (loss) of subsidiaries	186,074	10,254	95,463	(291,791)	—
Net income (loss)	42,436	186,004	105,787	(291,791)	42,436
Other comprehensive income (loss)	58	—	—	—	58
Comprehensive income (loss)	$42,494	$186,004	$105,787	$(291,791)	$42,494

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$899,763	$—	$—	$899,763
Land sale revenues	—	5,068	—	—	5,068
	—	904,831	—	—	904,831
Financial Services	—	286	22,095	—	22,381
	—	905,117	22,095	—	927,212
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	789,678	—	—	789,678
Land sale cost of revenues	—	3,787	—	—	3,787
	—	793,465	—	—	793,465
Financial Services expenses	183	55	38,815	—	39,053
Selling, general and administrative expenses	9,823	126,996	1,561	—	138,380
Other expense (income), net	3,496	8,749	(577)	—	11,668
Interest income	(88)	(976)	(81)	—	(1,145)
Interest expense	317	—	—	—	317
Intercompany interest	10,691	(8,088)	(2,603)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(1,174)	(18)	—	(1,193)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(24,421)	(13,910)	(15,002)	—	(53,333)
Income tax expense (benefit)	1,065	2,118	(1,131)	—	2,052
Income (loss) before equity in income (loss) of subsidiaries	(25,486)	(16,028)	(13,871)	—	(55,385)
Equity in income (loss) of subsidiaries	(29,899)	(13,004)	(53,921)	96,824	—
Net income (loss)	(55,385)	(29,032)	(67,792)	96,824	(55,385)
Other comprehensive income (loss)	64	—	—	—	64
Comprehensive income (loss)	$(55,321)	$(29,032)	$(67,792)	$96,824	$(55,321)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,838,191	$—	$—	$1,838,191
Land sale revenues	—	47,147	—	—	47,147
	—	1,885,338	—	—	1,885,338
Financial Services	—	830	64,273	—	65,103
	—	1,886,168	64,273	—	1,950,441
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,581,545	—	—	1,581,545
Land sale cost of revenues	—	41,008	—	—	41,008
	—	1,622,553	—	—	1,622,553
Financial Services expenses	170	273	41,893	—	42,336
Selling, general and administrative expenses	—	245,666	1,834	—	247,500
Other expense (income), net	(20)	14,459	2,678	—	17,117
Interest income	(123)	(2,194)	(46)	—	(2,363)
Interest expense	415	—	—	—	415
Intercompany interest	262,466	(255,830)	(6,636)	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	(3,162)	(388)	—	(3,552)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(262,906)	264,403	24,938	—	26,435
Income tax expense (benefit)	19,256	(4,194)	(19,397)	—	(4,335)
Income (loss) before equity in income (loss) of subsidiaries	(282,162)	268,597	44,335	—	30,770
Equity in income (loss) of subsidiaries	312,932	44,736	145,594	(503,262)	—
Net income (loss)	30,770	313,333	189,929	(503,262)	30,770
Other comprehensive income (loss)	115	—	—	—	115
Comprehensive income (loss)	$30,885	$313,333	$189,929	$(503,262)	$30,885

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,682,234	$—	$—	$1,682,234
Land sale revenues	—	6,364	—	—	6,364
	—	1,688,598	—	—	1,688,598
Financial Services	—	569	43,247	—	43,816
	—	1,689,167	43,247	—	1,732,414
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,474,708	—	—	1,474,708
Land sale cost of revenues	—	4,717	—	—	4,717
	—	1,479,425	—	—	1,479,425
Financial Services expenses	328	201	58,997	—	59,526
Selling, general and administrative expenses	20,816	256,289	3,721	—	280,826
Other expense (income), net	3,537	13,492	(1,451)	—	15,578
Interest income	(88)	(2,303)	(191)	—	(2,582)
Interest expense	668	—	—	—	668
Intercompany interest	21,403	(16,732)	(4,671)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(2,223)	(78)	—	(2,302)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(46,663)	(38,982)	(13,080)	—	(98,725)
Income tax expense (benefit)	358	(3,683)	(489)	—	(3,814)
Income (loss) before equity in income (loss) of subsidiaries	(47,021)	(35,299)	(12,591)	—	(94,911)
Equity in income (loss) of subsidiaries	(47,890)	(11,444)	(121,232)	180,566	—
Net income (loss)	(94,911)	(46,743)	(133,823)	180,566	(94,911)
Other comprehensive income (loss)	22	—	—	—	22
Comprehensive income (loss)	$(94,889)	$(46,743)	$(133,823)	$180,566	$(94,889)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(272,489)	$420,574	$63,455	$—	$211,540
Cash flows from investing activities:
Distributions from unconsolidated entities	—	2,696	—	—	2,696
Investments in unconsolidated entities	—	(858)	—	—	(858)
Net change in loans held for investment	—	—	627	—	627
Change in restricted cash related to letters of credit	16,280	—	—	—	16,280
Proceeds from the sale of fixed assets	—	4,627	—	—	4,627
Capital expenditures	—	(5,451)	(1,546)	—	(6,997)
Net cash provided by (used in) investing activities	16,280	1,014	(919)	—	16,375
Cash flows from financing activities:
Borrowings (repayments) under credit arrangements	—	400	—	—	400
Intercompany activities, net	271,521	(200,543)	(70,978)	—	—
Stock repurchases	(908)	—	—	—	(908)
Net cash provided by (used in) financing activities	270,613	(200,143)	(70,978)	—	(508)
Net increase (decrease) in cash and equivalents	14,404	221,445	(8,442)	—	227,407
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$133,691	$1,097,006	$79,781	$—	$1,310,478

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(31,096)	$(192,930)	$4,699	$—	$(219,327)
Cash flows from investing activities:
Distributions from unconsolidated entities	—	3,856	—	—	3,856
Investments in unconsolidated entities	—	(3,184)	—	—	(3,184)
Net change in loans held for investment	—	—	519	—	519
Change in restricted cash related to letters of credit	(103,940)	—	—	—	(103,940)
Proceeds from the sale of fixed assets	—	9,178	—	—	9,178
Capital expenditures	—	(9,249)	(1,599)	—	(10,848)
Net cash provided by (used in) investing activities	(103,940)	601	(1,080)	—	(104,419)
Cash flows from financing activities:
Borrowings (repayments) under credit arrangements	(69,311)	480	—	—	(68,831)
Intercompany activities, net	294,696	(249,760)	(44,936)	—	—
Stock repurchases	(1,956)	—	—	—	(1,956)
Net cash provided by (used in) financing activities	223,429	(249,280)	(44,936)	—	(70,787)
Net increase (decrease) in cash and equivalents	88,393	(441,609)	(41,317)	—	(394,533)
Cash and equivalents at beginning of period	10,000	1,106,623	366,767	—	1,483,390
Cash and equivalents at end of period	$98,393	$665,014	$325,450	$—	$1,088,857

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The second quarter of 2012 continued many of the favorable trends we experienced in the first quarter as net new orders, closings, revenues, gross margin, and overhead costs all improved compared with 2011. These factors combined to result in a quarterly pretax profit. During the quarter, our net new orders increased 32% over the second quarter of 2011 on 7% fewer active communities and achieved a significant reduction in our unsold ("spec") inventory levels, highlighting some of the benefits of our improving capital efficiency. By using our existing land assets more efficiently, allocating capital more effectively, and controlling spec inventory more aggressively, we continued to enhance our balance sheet and position the Company to deliver improved long-term returns.

With each passing quarter, we grow more confident that new home demand has found its footing and is moving along a path toward a gradual recovery. The value in new housing resulting from affordable prices, low mortgage rates, escalating rents, and more energy-efficient homes are providing consumers with a compelling reason to buy a new home, especially relative to the ever more expensive rental market. We are encouraged by our results in the first half of the year, and our outlook remains optimistic for the remainder of 2012. However, the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through the: ability to leverage economies of scale at a local level; access to more reliable and lower cost financing through the capital markets; ability to control and entitle large land positions; and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we will operate our business with the expectation that challenging market conditions will continue while also positioning ourselves to capitalize upon growth when industry conditions improve. We continue to focus on our primary operational objectives:

•
Enhancing revenues through more strategic pricing, including establishing clear business models for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on “spec” home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, working with suppliers to reduce costs, and following lean production principles;

•	Maintaining an efficient overhead structure;

•	Improving our inventory turns; and

•	More effectively allocating the capital invested in our business toward a more risk-based portfolio approach.

Continued focus on our operational objectives is positioning us for a profitable year in 2012. As a result of the seasonality in our operations, we expect our profitability for 2012 to be heavily weighted toward the second half of the year when the majority of expected home closings for the year will occur.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Income (loss) before income taxes:
Homebuilding*	$23,939	$(36,690)	$3,587	$(83,055)
Financial Services	15,987	(16,643)	22,848	(15,670)
Income (loss) before income taxes	39,926	(53,333)	26,435	(98,725)
Income tax expense (benefit)	(2,510)	2,052	(4,335)	(3,814)
Net income (loss)	$42,436	$(55,385)	$30,770	$(94,911)
Per share data - assuming dilution:
Net income (loss)	$0.11	$(0.15)	$0.08	$(0.25)

* Amounts previously classified as "non-operating" have been reclassified to "Homebuilding" (see Note 4 to the Consolidated Financial Statements).

•
The income before income taxes generated by Homebuilding for the three and six months ended June 30, 2012 compared to the losses in the prior year periods resulted from higher revenues, increased gross margins, and improved overhead leverage. Gains from certain land sale transactions also contributed favorably.

•
The increased Financial Services income for the three and six months ended June 30, 2012 compared to the prior year periods was due to higher origination volume, higher revenue per loan, and improved expense leverage. Additionally, the prior year periods included $19.3 million of loss reserves related to contingent loan origination liabilities.

•	The income tax benefits for the six months ended June 30, 2012 and 2011 resulted from the favorable resolution of certain federal and state income tax matters.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Home sale revenues	$1,024,405	14%	$899,763	$1,838,191	9%	$1,682,234
Land sale revenues	8,749	73%	5,068	47,147	641%	6,364
Total Homebuilding revenues	1,033,154	14%	904,831	1,885,338	12%	1,688,598
Home sale cost of revenues (a)	869,379	10%	789,678	1,581,545	7%	1,474,708
Land sale cost of revenues (b)	7,611	101%	3,787	41,008	769%	4,717
Selling, general and administrative expenses ("SG&A")	124,186	(10)%	138,380	247,500	(12)%	280,826
Equity in (earnings) loss of unconsolidated entities	(1,493)	28%	(1,164)	(3,471)	53%	(2,262)
Other expense (income), net (c)	10,498	(10)%	11,668	17,117	10%	15,578
Interest income, net	(966)	17%	(828)	(1,948)	2%	(1,914)
Income (loss) before income taxes	$23,939	165%	$(36,690)	$3,587	104%	$(83,055)
Supplemental data:
Gross margin from home sales	15.1%	290 bps	12.2%	14.0%	170 bps	12.3%
SG&A as a percentage of home sale revenues	12.1%	(330) bps	15.4%	13.5%	(320) bps	16.7%
Closings (units)	3,816	5%	3,633	6,933	2%	6,774
Average selling price	$268	8%	$248	$265	7%	$248
Net new orders:
Units	5,578	32%	4,222	10,569	23%	8,567
Dollars (d)	$1,605,073	44%	$1,115,490	$2,945,050	33%	$2,209,124
Cancellation rate	14%		19%	14%		18%
Active communities at June 30				744	(7)%	797
Backlog at June 30:
Units				7,560	31%	5,777
Dollars				$2,166,508	37%	$1,583,452

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $2.8 million and $3.3 million for the three months ended June 30, 2012 and 2011, respectively, and $7.3 million and $3.4 million for the six months ended June 30, 2012 and 2011, respectively.

(b)
Includes net realizable value adjustments for land held for sale of $0.4 million and $(0.2) million for the three months ended June 30, 2012 and 2011, respectively, and $1.0 million and $(0.2) million for the six months ended June 30, 2012 and 2011, respectively.

(c)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.2 million and $3.7 million for the three months ended June 30, 2012 and 2011, respectively, and $0.9 million and $4.3 million for the six months ended June 30, 2012 and 2011, respectively.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for the three months ended June 30, 2012 were higher than the prior year period by $124.6 million, or 14%. The increase was attributable to an 8% increase in average selling price, combined with a 5% increase in closings. Home sale revenues for the six months ended June 30, 2012 were higher than the prior year period by $156.0 million, or 9%. The increase was attributable to a 7% increase in average selling price, combined with a 2% increase in closings. The increase in average selling price for both the three and six months ended June 30, 2012 reflects an ongoing shift in our revenue mix toward move-up buyers, the favorable impact of newer communities, and improved market conditions. The increase in closings was realized from 7% fewer active communities and was the result of increased sales across all of our segments except for the Southeast.

Home sale gross margins

Home sale gross margins were 15.1% and 14.0% for the three and six months ended June 30, 2012, respectively, compared to 12.2% and 12.3% for the three and six months ended June 30, 2011, respectively. The increase in gross margins over the comparable prior year periods was despite increased capitalized interest amortization, which reduced gross margin by 40 bps and 80 bps, respectively, for the three and six months ended June 30, 2012 as compared to the comparable prior year periods. The increase in capitalized interest amortization was attributable primarily to debt assumed with our 2009 merger with Centex Corporation ("Centex") and will continue for the near future. Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 20.3% and 19.6% for the three and six months ended June 30, 2012, respectively, compared to 17.1% and 17.0% for the three and six months ended June 30, 2011, respectively (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). These improved gross margins reflect a combination of factors, including shifts in the product mix of homes closed, an increased mix of newer communities, better alignment of our product offering with current market conditions, contributions from our strategic pricing and house cost reduction objectives, and improved market conditions.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.1 million and $6.1 million for the three and six months ended June 30, 2012, respectively, compared to $1.3 million and $1.6 million for the three and six months ended June 30, 2011, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.4 million and $1.0 million for the three and six months ended June 30, 2012, respectively, and $(0.2) million for both the three and six months ended June 30, 2011.

SG&A

In order to reduce overhead costs and drive greater leverage, we have reconfigured our organization in recent years to better align our overhead structure with expected volumes. These actions have included consolidating many local divisions and other field operations along with reducing corporate and support staffing across a number of functions. Based in part on these actions, the gross dollar amount of our SG&A decreased $14.2 million, or 10%, for the three months ended June 30, 2012 and decreased $33.3 million, or 12%, for the six months ended June 30, 2012, compared to the same periods in the prior year. SG&A as a percentage of home sale revenues was 12.1% and 13.5% for the three and six months ended June 30, 2012, respectively, compared with 15.4% and 16.7% for the three and six months ended June 30, 2011, respectively.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(1.5) million and $(3.5) million for the three and six months ended June 30, 2012, respectively, compared with $(1.2) million and $(2.3) million for the three and six months ended June 30, 2011, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Write-offs of deposits and pre-acquisition costs (Note 3)	$166	$3,709	$905	$4,332
Loss on debt retirements (Note 9)	—	3,496	—	3,537
Lease exit and related costs (Note 2)	3,801	6,225	6,160	6,187
Amortization of intangible assets	3,275	3,275	6,550	6,550
Miscellaneous expense (income), net	3,256	(5,037)	3,502	(5,028)
	$10,498	$11,668	$17,117	$15,578

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Interest income, net

The increase in interest income, net for both the three and six months ended June 30, 2012 from the comparable prior year periods resulted from higher invested cash balances.

Net new orders

Net new order increased 32% and 23% for the three and six months ended June 30, 2012, respectively, compared with the three and six months ended June 30, 2011 while selling from 7% fewer active communities (744 at June 30, 2012). The increase in net new orders was broad-based as each of our reportable segments experienced increases as did the majority of our local divisions. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 14% for both the three and six months ended June 30, 2012, compared to 19% and 18% for the comparable prior year periods. Ending backlog, which represents orders for homes that have not yet closed, increased 31% at June 30, 2012 compared with June 30, 2011, due to the increase in net new orders.

Homes in production

The following is a summary of our homes in production at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Sold	4,820	2,640
Unsold
Under construction	967	1,381
Completed	598	1,481
	1,565	2,862
Models	1,215	1,278
Total	7,600	6,780

The increase in homes in production at June 30, 2012 compared to December 31, 2011 is due to both the seasonality of our business as well as the increase in net new orders compared with the prior year. Included in our total homes in production were 1,565 and 2,862 homes that were unsold to customers (“spec homes”) at June 30, 2012 and December 31, 2011, respectively, of which 598 and 1,481 homes, respectively, were completed (“final specs”). Lessening our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused in 2012 on reducing the level of our spec home inventory, especially our final specs. As a result, our unsold homes in production at June 30, 2012 was 45% and 46% lower than at December 31, 2011 and June 30, 2011, respectively.

Controlled lots

The following is a summary of our lots under control at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	9,977	2,295	12,272	10,540	2,121	12,661
Southeast	14,436	2,438	16,874	15,016	3,215	18,231
Florida	24,775	2,607	27,382	26,444	2,136	28,580
Texas	13,826	3,843	17,669	14,759	4,231	18,990
North	14,281	1,872	16,153	15,084	1,676	16,760
Southwest	33,122	1,504	34,626	35,090	698	35,788
Total	110,417	14,559	124,976	116,933	14,077	131,010

Developed (%)	29%	39%	30%	28%	38%	29%

Of our controlled lots, 110,417 and 116,933 were owned and 10,514 and 10,060 were under option agreements approved for purchase at June 30, 2012 and December 31, 2011, respectively. In addition, there were 4,045 and 4,017 lots under option agreements pending approval at June 30, 2012 and December 31, 2011, respectively. While we continue to purchase land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the three and six months ended June 30, 2012.

The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $726.5 million at June 30, 2012. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $55.9 million, of which only $1.2 million is refundable.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Home sale revenues	$1,024,405	$899,763	$1,838,191	$1,682,234
Home sale cost of revenues	869,379	789,678	1,581,545	1,474,708
Home sale gross margin	155,026	110,085	256,646	207,526
Add:
Land and community valuation adjustments (a)	633	2,046	4,333	2,087
Capitalized interest amortization (a)	52,070	41,894	99,256	76,710
Adjusted home sale gross margin	$207,729	$154,025	$360,235	$286,323

Home sale gross margin as a percentage of home sale revenues	15.1%	12.2%	14.0%	12.3%
Adjusted home sale gross margin as a percentage of home sale revenues	20.3%	17.1%	19.6%	17.0%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of June 30, 2012, we conducted our operations in 60 markets located throughout 29 states. During 2011, we realigned our organizational structure and reportable segment presentation. As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding." Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Home sale revenues:
Northeast	$167,747	23%	$136,009	$307,676	17%	$262,295
Southeast	166,722	—%	167,331	300,122	(3)%	309,886
Florida	149,986	14%	131,238	268,868	9%	247,117
Texas	160,559	6%	151,912	289,850	2%	282,786
North	202,584	18%	172,184	358,542	17%	306,228
Southwest	176,807	25%	141,089	313,133	14%	273,922
	$1,024,405	14%	$899,763	$1,838,191	9%	$1,682,234
Income (loss) before income taxes:
Northeast	$16,141	1,057%	$1,395	$22,637	2,415%	$900
Southeast	14,484	54%	9,400	19,497	44%	13,552
Florida	17,304	188%	6,008	22,807	273%	6,107
Texas	8,851	22%	7,257	15,897	43%	11,135
North	8,646	229%	(6,715)	11,787	199%	(11,876)
Southwest	14,876	397%	(5,007)	13,935	238%	(10,070)
Other homebuilding (a)	(56,363)	(15)%	(49,028)	(102,973)	(11)%	(92,803)
	$23,939	165%	$(36,690)	$3,587	104%	$(83,055)
Closings (units):
Northeast	416	13%	368	768	7%	716
Southeast	673	(4)%	699	1,208	(6)%	1,288
Florida	569	5%	542	1,045	1%	1,034
Texas	862	2%	847	1,561	1%	1,542
North	663	7%	622	1,194	7%	1,116
Southwest	633	14%	555	1,157	7%	1,078
	3,816	5%	3,633	6,933	2%	6,774
Average selling price:
Northeast	$403	9%	$370	$401	9%	$366
Southeast	248	3%	239	248	3%	241
Florida	264	9%	242	257	8%	239
Texas	186	4%	179	186	1%	183
North	306	10%	277	300	9%	274
Southwest	279	10%	254	271	7%	254
	$268	8%	$248	$265	7%	$248

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Net new orders - units:
Northeast	614	21%	506	1,167	18%	988
Southeast	823	12%	735	1,597	8%	1,483
Florida	700	11%	629	1,468	8%	1,365
Texas	1,125	31%	858	2,234	17%	1,906
North	1,064	40%	758	1,933	37%	1,416
Southwest	1,252	70%	736	2,170	54%	1,409
	5,578	32%	4,222	10,569	23%	8,567
Net new orders - dollars:
Northeast	$255,328	30%	$196,545	$475,636	24%	$382,708
Southeast	205,868	16%	177,830	399,819	11%	360,778
Florida	189,214	16%	162,871	396,588	16%	340,422
Texas	221,126	39%	158,774	426,921	22%	349,376
North	360,214	70%	211,377	625,433	57%	397,280
Southwest	373,323	79%	208,093	620,653	64%	378,560
	$1,605,073	44%	$1,115,490	$2,945,050	33%	$2,209,124
Cancellation rates:
Northeast	9%		11%	9%		11%
Southeast	11%		17%	12%		16%
Florida	12%		14%	12%		12%
Texas	20%		30%	21%		26%
North	13%		17%	14%		16%
Southwest	14%		18%	13%		18%
	14%		19%	14%		18%
Unit backlog:
Northeast				824	—%	828
Southeast				991	7%	926
Florida				1,081	17%	926
Texas				1,498	21%	1,238
North				1,448	52%	953
Southwest				1,718	90%	906
				7,560	31%	5,777
Backlog dollars:
Northeast				$346,895	2%	$339,822
Southeast				254,229	8%	234,556
Florida				301,758	24%	243,430
Texas				290,999	27%	229,596
North				474,397	71%	277,556
Southwest				498,230	93%	258,492
				$2,166,508	37%	$1,583,452

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Land-related charges*:
Northeast	$572	(66)%	$1,695	$623	(68)%	$1,958
Southeast	(16)	(106)%	256	824	64%	502
Florida	—	(100)%	118	49	(58)%	118
Texas	282	488%	48	307	403%	61
North	328	(88)%	2,682	2,196	(20)%	2,744
Southwest	(7)	(101)%	707	2,242	185%	787
Other homebuilding	2,163	72%	1,254	2,977	126%	1,316
	$3,322	(51)%	$6,760	$9,218	23%	$7,486

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See and to the Consolidated Financial Statements for additional discussion of these charges.

Northeast

For the three months ended June 30, 2012, Northeast home sale revenues increased 23% compared with the prior year period due to a 9% increase in the average selling price and a 13% increase in closings. The increased revenues were largely concentrated in the Mid-Atlantic. The increased income before income taxes was primarily due to improved gross margins and overhead leverage. Net new orders increased 21%, led by our operations in New England and the Mid-Atlantic.

For the six months ended June 30, 2012, Northeast home sale revenues increased 17% compared with the prior year period due to a 9% increase in the average selling price and a 7% increase in closings. The increased revenues were largely concentrated in the Mid-Atlantic. The increased income before income taxes was primarily due to improved gross margins and overhead leverage. Net new orders increased 18%, led by our operations in New England and the Mid-Atlantic.

Southeast

For the second quarter of 2012, Southeast home sale revenues were unchanged from the prior year period due to a 4% decrease in closings offset by a 3% increase in the average selling price. The reduction in closing volumes was broad-based and reflected a lower active community count across most divisions. The increased income before income taxes was due to improved gross margins. Net new orders increased 12% and reflected increases in each of the divisions except Raleigh.

For the six months ended June 30, 2012, Southeast home sale revenues decreased 3% compared with the prior year period due to a 6% decrease in closings offset in part by a 3% increase in the average selling price. The reduction in closing volumes was primarily due to fewer closings in Raleigh and Tennessee, as well as a lower active community count across most divisions. The increased income before income taxes was due to improved gross margins. Net new orders increased 8% and reflected increases in each of the divisions except Raleigh.

Florida

Florida home sale revenues increased 14% during the second quarter of 2012 compared with the prior year period due to a 9% increase in the average selling price combined with a 5% increase in closings. The increase in closings was due to increased closing volumes in North Florida despite fewer active communities than the prior year period. The increased income before income taxes for the three months ended June 30, 2012 was attributable to significantly improved gross margins and better overhead leverage. Net new orders increased by 11%, led by South Florida.

For the six months ended June 30, 2012, Florida home sale revenues increased 9% compared with the prior year period due to an 8% increase in the average selling price combined with a 1% increase in closings. The increase in closings was due to increased activity in North Florida partially offset by reduced closings in South Florida. The increased income before income taxes for the six months ended June 30, 2012 was attributable to significantly improved gross margins and better overhead leverage. Net new orders increased by 8%, led by South Florida.

Texas

For the second quarter of 2012, Texas home sale revenues increased 6% compared with the prior year period due to a 4% increase in the average selling price combined with a 2% increase in closings. The increased income before income taxes for the quarter was attributable to improved gross margins and overhead leverage. Net new orders increased by 31%, led by Houston.

For the six months ended June 30, 2012, Texas home sale revenues increased 2% compared with the prior year period due to a 1% increase in the average selling price combined with 1% increase in closings. The increased income before income taxes for the quarter was attributable to improved gross margins and overhead leverage. Net new orders increased by 17%, largely in Dallas and Houston.

North

For the second quarter of 2012, North home sale revenues increased 18% compared with the prior year period due to a 7% increase in closings combined with a 10% increase in average selling price. The increase in closing volumes was concentrated in Michigan and Cleveland, partially offset by a decrease in Northern California. The increase in income before income taxes was primarily due to the increased revenues and significantly improved gross margins and overhead leverage. Net new orders increased by 40% compared with the prior year period, due largely to significant increases in Michigan and Northern California.

For the six months ended June 30, 2012, North home sale revenues increased 17% compared with the prior year period due to a 7% increase in closings combined with a 9% increase in average selling price. The increase in closing volumes was concentrated in Michigan and Cleveland, partially offset by a decrease in Northern California. The increase in income before income taxes was primarily due to the increased revenues, significantly improved gross margins and overhead leverage, and gains related to land sale transactions. Net new orders increased by 37% compared with the prior year period, due to significant increases in Michigan, Indianapolis, Cleveland, and Northern California.

Southwest

Southwest home sale revenues increased 25% during the second quarter of 2012 compared with the prior year period due to a 10% increase in average selling price and a 14% increase in closings. The increase in closing volumes was concentrated in Arizona. The increase in income before income taxes was primarily due to the higher revenues, significantly improved gross margins, and better overhead leverage. Net new orders increased by 70% due to significantly improved activity in Arizona, Las Vegas, and Southern California.

For the six months ended June 30, 2012, Southwest home sale revenues increased 14% compared with the prior year period due to a 7% increase in closings combined with a 7% increase in average selling price. The increase in closing volumes was concentrated in Arizona. The increase in income before income taxes was primarily due to the higher revenues, improved gross margins, and better overhead leverage. Net new orders increased by 54% due to significantly improved activity in Arizona, Las Vegas, and Southern California.

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

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for each of the three and six months ended June 30, 2012 and 2011.

The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Mortgage operations revenues	$30,665	74%	$17,574	$55,113	57%	$35,132
Title services revenues	5,586	16%	4,807	9,990	15%	8,684
Total Financial Services revenues	36,251	62%	22,381	65,103	49%	43,816
Expenses	20,327	(48)%	39,053	42,336	(29)%	59,526
Equity in (earnings) loss of unconsolidated entities	(63)	117%	(29)	(81)	103%	(40)
Income (loss) before income taxes	$15,987	196%	$(16,643)	$22,848	246%	$(15,670)
Total originations:
Loans	2,603	17%	2,217	4,624	13%	4,082
Principal	$566,856	30%	$435,921	$996,321	22%	$813,893
Supplemental data:
Capture rate				80.5%		76.6%
Average FICO score				742		749
Loan application backlog				$1,265,487	51%	$835,684
Agency production for funded originations				98%		99%
FHA agency production				28%		31%

Revenues

Total Financial Services revenues for the three and six months ended June 30, 2012 increased 62% and 49%, respectively, compared to the respective prior year periods as the result of higher loan origination volumes, an increase in average loan size, and improved loan pricing. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales. Interest income, which is included in mortgage operations revenues, was moderately higher for both the three and six months ended June 30, 2012 than the comparable prior year periods due to the increase in loan originations.

Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three and six months ended June 30, 2012 and 2011 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, the historically low interest rate environment in recent periods has contributed to profitability by reducing the level of pricing competition in the market.

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

Income before income taxes

The improved income before income taxes for the three and six months ended June 30, 2012 as compared to the loss in the prior year periods resulted from the absence of loss reserves related to contingent loan origination liabilities (see Loan origination liabilities above), which totaled $19.3 million during the three and six months ended June 30, 2011, as well as higher origination volumes, higher revenues per loan, and improved expense leverage.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for the three and six months ended June 30, 2012 and 2011 are not correlated to the amount of our pretax income or loss. Our effective tax rates were (6.3)% and (3.8)% for the three months ended June 30, 2012 and 2011, respectively, compared with effective tax rates of (16.4)% and 3.9% for the six months ended June 30, 2012 and 2011, respectively. The income tax expense (benefit) for the three and six months ended June 30, 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.

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

At June 30, 2012, we had unrestricted cash and equivalents of $1.3 billion and senior notes of $3.1 billion. We also had restricted cash balances of $86.8 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization was 61.0% at June 30, 2012, and 46.2% net of cash and equivalents, including restricted cash. These debt-to-capital ratios remain above our desired targets, so we are actively pursuing strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $66.9 million were outstanding under these agreements at June 30, 2012. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in June 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At June 30, 2012, $133.6 million of letters of credit were outstanding under this facility.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by using its own funds and funds available pursuant to a repurchase agreement with the Company. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, which generally occurs within 30 days. At June 30, 2012, we funded $88.1 million of Pulte Mortgage's financing needs via the repurchase agreement with the Company.

Stock repurchase programs

At June 30, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under authorized stock repurchase programs since 2006.

Cash flows

Operating activities

Our net cash provided by operating activities for the six months ended June 30, 2012 was $211.5 million, compared with net cash used in operating activities of $219.3 million for the six months ended June 30, 2011. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the six months ended June 30, 2012 was primarily due to our net income of $30.8 million combined with a net decrease in inventories of $72.2 million and an increase in accrued and other liabilities of $28.8 million. The inventory decrease resulted from lower reinvestment in land inventory combined with a reduction in spec homes in production partially offset by a seasonal increase in sold homes in production. Our negative cash flow from operations for the six months ended June 30, 2011 was mainly due to the net loss from operations combined with a seasonal increase in house inventory, investments in new and existing land inventory, and a reduction in accrued and other liabilities.

Investing activities

Net cash provided by investing activities for the six months ended June 30, 2012 was $16.4 million, compared with net cash used by investing activities of $104.4 million for the six months ended June 30, 2011. The positive cash flow from investing activities for the six months ended June 30, 2012 was primarily due to the $16.3 million decrease in restricted cash we are required to maintain related to our letter of credit facilities, which resulted from a reduction in letters of credit outstanding. The negative cash flow from investing activities for the six months ended June 30, 2011 was mainly due to the $103.9 million required to be classified as restricted cash in connection with entering into the cash-collateralized letter of credit facilities.

Financing activities

Net cash used by financing activities for the six months ended June 30, 2012 totaled $0.5 million. Net cash used in financing activities for the six months ended June 30, 2011 totaled $70.8 million primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity date during the first quarter of 2011 and the retirement of $53.0 million of senior notes (which required the use of $55.4 million of cash) prior to their scheduled maturity dates during the second quarter of 2011.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At June 30, 2012, we had outstanding letters of credit of $200.5 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at June 30, 2012, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At June 30, 2012, these agreements had an aggregate remaining purchase price of $726.5 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At June 30, 2012, we consolidated certain land option agreements and recorded assets of $10.5 million as land, not owned, under option agreements.

At June 30, 2012, aggregate outstanding debt of unconsolidated joint ventures was $9.0 million, of which our proportionate share of such joint venture debt was $2.2 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.1 million at June 30, 2012. See Note 5 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the six months ended June 30, 2012 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of June 30, 2012, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of June 30, 2012 for the Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$96,393	$182,221	$574,590	$492,491	$480,000	$1,300,000	$3,125,695	$3,065,872
Average interest rate	5.45%	5.51%	5.50%	5.23%	6.50%	6.89%	6.19%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2012.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
April 1, 2012 to April 30, 2012	—	—	—	$102,342	(1)
May 1, 2012 to May 31, 2012	1,779	$9.84	—	$102,342	(1)
June 1, 2012 to June 31, 2012	5,594	$8.16	—	$102,342	(1)
Total	7,373	$8.57	—

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

(2)
During the second quarter of 2012, a total of 7,373 shares were surrendered by employees for payment of minimum tax obligations upon the vesting of restricted stock. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

Item 5. Other Information

On July 9, 2012, the Company's Board of Directors appointed Mr. Thomas J. Folliard to the Board.  Mr. Folliard will serve on the Board's Audit Committee and its Finance and Investment Committee, and his term as director will continue until the 2013 annual meeting of shareholders.  Mr. Folliard will receive the standard independent director compensation arrangement, including an annual cash retainer of $95,000 and an annual equity grant valued at $140,000.

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

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	July 26, 2012