Form 10-Q
period 2012-09-30
PULTEGROUP INC/MI/
filed 2012-10-25
CIK 822416

______________________________________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Number of shares of common stock outstanding as of October 19, 2012: 386,317,678

______________________________________________________________________________________________________

PULTEGROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements

PULTEGROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
($000’s omitted)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note)
ASSETS

Cash and equivalents	$1,563,651	$1,083,071
Restricted cash	76,730	101,860
House and land inventory	4,470,571	4,636,468
Land held for sale	129,523	135,307
Land, not owned, under option agreements	11,054	24,905
Residential mortgage loans available-for-sale	263,378	258,075
Investments in unconsolidated entities	30,794	35,988
Income taxes receivable	28,282	27,154
Other assets	414,074	420,444
Intangible assets	152,523	162,348
	$7,140,580	$6,885,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable, including book overdrafts of $38,076 and $48,380 in 2012 and 2011, respectively	$210,332	$196,447
Customer deposits	122,144	46,960
Accrued and other liabilities	1,380,941	1,411,941
Income tax liabilities	202,280	203,313
Financial Services debt	103,000	—
Senior notes	2,999,837	3,088,344
	5,018,534	4,947,005

Shareholders' equity	2,122,046	1,938,615

	$7,140,580	$6,885,620

Note: The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(000’s omitted, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Homebuilding
Home sale revenues	$1,232,704	$1,101,368	$3,070,895	$2,783,602
Land sale revenues	22,623	12,659	69,770	19,023
	1,255,327	1,114,027	3,140,665	2,802,625
Financial Services	47,264	27,904	112,367	71,720
Total revenues	1,302,591	1,141,931	3,253,032	2,874,345

Homebuilding Cost of Revenues:
Home sale cost of revenues	1,023,704	947,817	2,605,249	2,422,525
Land sale cost of revenues	21,061	(2,935)	62,069	1,782
	1,044,765	944,882	2,667,318	2,424,307
Financial Services expenses	20,578	19,306	62,914	78,832
Selling, general and administrative expenses	125,191	121,553	372,691	402,379
Other expense (income), net	7,453	259,187	24,570	274,765
Interest income	(1,219)	(1,122)	(3,582)	(3,704)
Interest expense	201	322	616	990
Equity in (earnings) loss of unconsolidated entities	(284)	303	(3,836)	(1,999)
Income (loss) before income taxes	105,906	(202,500)	132,341	(301,225)
Income tax expense (benefit)	(10,727)	(73,202)	(15,062)	(77,016)
Net income (loss)	$116,633	$(129,298)	$147,403	$(224,209)

Net income (loss) per share:
Basic	$0.31	$(0.34)	$0.39	$(0.59)
Diluted	$0.30	$(0.34)	$0.38	$(0.59)

Number of shares used in calculation:
Basic	381,355	380,025	380,839	379,785
Effect of dilutive securities	3,215	—	2,036	—
Diluted	384,570	380,025	382,875	379,785

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(000’s omitted)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$116,633	$(129,298)	$147,403	$(224,209)

Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	58	64	173	137
Foreign currency translation adjustments	—	—	—	(51)
Other comprehensive income (loss)	58	64	173	86

Comprehensive income (loss)	$116,691	$(129,234)	$147,576	$(224,123)

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(000's omitted)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2012	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock option exercises	2,403	24	27,408	—	—	27,432
Stock awards, net of cancellations	1,316	13	(13)	—	—	—
Stock repurchases	(104)	(1)	(813)	—	(147)	(961)
Stock-based compensation	—		9,384	—	—	9,384
Net income (loss)	—	—	—	—	147,403	147,403
Other comprehensive income (loss)	—	—	—	173	—	173
Shareholders' Equity, September 30, 2012	386,223	$3,862	$3,022,206	$(1,133)	$(902,889)	$2,122,046

Shareholders' Equity, January 1, 2011	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	1,020	10	(10)	—	—	—
Stock repurchases	(267)	(2)	(2,081)	—	62	(2,021)
Stock-based compensation	—	—	14,444	—	—	14,444
Net income (loss)	—	—	—	—	(224,209)	(224,209)
Other comprehensive income (loss)	—	—	—	86	—	86
Shareholders' Equity, September 30, 2011	382,781	$3,828	$2,985,272	$(1,433)	$(1,064,200)	$1,923,467

See accompanying Notes to Condensed Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000’s omitted)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$147,403	$(224,209)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	12,623	11,419
Goodwill impairments	—	240,541
Depreciation and amortization	22,278	24,629
Stock-based compensation expense	14,368	14,444
Equity in (earnings) loss of unconsolidated entities	(3,836)	(1,999)
Distributions of earnings from unconsolidated entities	7,223	5,042
Loss on debt repurchases	—	3,537
Other, net	5,254	2,741
Increase (decrease) in cash due to:
Restricted cash	(966)	690
Inventories	160,973	(174,231)
Residential mortgage loans available-for-sale	(5,275)	2,182
Other assets	(1,612)	108,202
Accounts payable, accrued and other liabilities	63,832	(99,674)
Income tax liabilities	(1,033)	(73,280)
Net cash provided by (used in) operating activities	421,232	(159,966)
Cash flows from investing activities:
Distributions from unconsolidated entities	2,696	4,388
Investments in unconsolidated entities	(1,266)	(3,749)
Net change in loans held for investment	736	449
Change in restricted cash related to letters of credit	26,096	(89,385)
Proceeds from the sale of fixed assets	4,705	9,449
Capital expenditures	(10,597)	(15,162)
Net cash provided by (used in) investing activities	22,370	(94,010)
Cash flows from financing activities:
Financial Services borrowings (repayments)	103,000	—
Other borrowings (repayments)	(92,493)	(68,351)
Issuance of common stock	27,432	—
Stock repurchases	(961)	(2,021)
Net cash provided by (used in) financing activities	36,978	(70,372)
Net increase (decrease) in cash and equivalents	480,580	(324,348)
Cash and equivalents at beginning of period	1,083,071	1,483,390
Cash and equivalents at end of period	$1,563,651	$1,159,042

Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(28,072)	$(29,457)
Income taxes paid (refunded), net	$(12,901)	$(5,665)
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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at September 30, 2012 and December 31, 2011 also included $17.0 million and $13.0 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Write-offs of deposits and pre-acquisition costs	$893	$2,296	$1,798	$6,628
Loss on debt retirements	—	—	—	3,537
Lease exit and related costs (a)	152	114	6,312	6,301
Amortization of intangible assets	3,275	3,275	9,825	9,825
Goodwill impairments	—	240,541	—	240,541
Miscellaneous expense (income), net	3,133	12,961	6,635	7,933
	$7,453	$259,187	$24,570	$274,765

(a)
Excludes $2.5 million of lease exit costs classified within Financial Services expenses during the nine months ended September 30, 2012. Such amounts were immaterial during the three months ended September 30, 2012 and the three and nine months ended September 30, 2011. See Note 2.

The goodwill impairments recorded in the three and nine months ended September 30, 2011 reflect the write-off of the remaining goodwill associated with our merger with Centex Corporation ("Centex") in August 2009.

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

The following represents our notes receivable and related allowance for credit losses at September 30, 2012 and December 31, 2011 ($000’s omitted):

	September 30, 2012	December 31, 2011
Notes receivable, gross	$78,758	$78,834
Allowance for credit losses	(43,953)	(41,647)
Notes receivable, net	$34,805	$37,187

We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance carriers, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Earnings per share excludes 12.0 million and 18.8 million stock options and other potentially dilutive instruments for the three and nine months ended September 30, 2012, respectively. All stock options, non-vested restricted stock, and other potentially dilutive instruments were excluded from the calculation for the three and nine months ended September 30, 2011 due to the net loss recorded during the periods.

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

Only a portion of our land option agreements are with entities considered VIEs. In evaluating whether there exists a need to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, we have canceled a considerable number of land option agreements, which has resulted in write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation under ASC 810 at either September 30, 2012 or December 31, 2011.

Additionally, we determined that certain land option agreements represent financing arrangements pursuant to ASC 470-40, “Accounting for Product Financing Arrangements” (“ASC 470-40”), even though we generally have no obligation to pay these future amounts. As a result, we recorded $11.1 million and $24.9 million at September 30, 2012 and December 31, 2011, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

The following provides a summary of our interests in land option agreements as of September 30, 2012 and December 31, 2011 ($000’s omitted):

	September 30, 2012			December 31, 2011
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$2,721	$3,607	$3,607	$2,781	$5,957	$3,837
Unconsolidated VIEs	23,290	262,395	—	21,180	240,958	—
Other land option agreements	36,609	553,289	7,447	33,086	451,079	21,068
	$62,620	$819,291	$11,054	$57,047	$697,994	$24,905

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

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of interest rate lock commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At September 30, 2012 and December 31, 2011, residential mortgage loans available-for-sale had an aggregate fair value of $263.4 million and $258.1 million, respectively, and an aggregate outstanding principal balance of $248.0 million and $248.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $0.9 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, and $0.6 million and $(0.6) million for the nine months ended September 30, 2012 and 2011, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages were $33.9 million and $16.1 million for the three months ended September 30, 2012 and 2011, respectively, and $76.9 million and $41.2 million for the nine months ended September 30, 2012 and 2011, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves are included in accrued and other liabilities and were immaterial at September 30, 2012 and December 31, 2011. Servicing rights recognized in Financial Services revenues totaled $4.8 million and $1.9 million during the three months ended September 30, 2012 and 2011, respectively, and $13.3 million and $10.6 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Fair values for interest rate lock commitments, including the value of servicing rights, are based on market prices for similar instruments. At September 30, 2012 and December 31, 2011, we had interest rate lock commitments in the total amount of $273.5 million and $97.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize the market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. Forward contracts on mortgage-backed securities are valued based on market prices for similar instruments. We also use whole loan investor commitments, which are obligations of the investor to buy loans at a specified price within a specified time period. Fair values for whole loan investor commitments are based on market prices for similar instruments from the specific whole loan investor. At September 30, 2012 and December 31, 2011, we had unexpired forward contracts of $481.6 million and $311.5 million, respectively, and whole loan investor commitments of $3.0 million and $1.6 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

 The fair value of derivative instruments and their location in the Condensed Consolidated Balance Sheet is summarized below ($000’s omitted):

	September 30, 2012		December 31, 2011
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$14,409	$6	$3,552	$1
Forward contracts	381	8,855	44	3,514
Whole loan commitments	12	7	52	41
	$14,802	$8,868	$3,648	$3,556

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

2. Restructuring

In response to the challenging operating environment in recent years, we have taken a series of actions designed to reduce ongoing operating costs and improve operating efficiencies. As a result of these actions, we incurred total restructuring charges as summarized below ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Employee severance benefits	$56	$663	$1,501	$9,195
Lease exit costs	179	101	8,008	6,401
Other	—	—	807	11
	$235	$764	$10,316	$15,607

Of the total restructuring costs reflected in the above table, $2.5 million and $1.1 million are classified within Financial Services expense for the nine months ended September 30, 2012 and 2011, respectively. Such amounts were immaterial for the three months ended September 30, 2012 and 2011. All other employee severance benefits are included within selling, general and administrative expense, while all other lease exit and other restructuring costs are included in other expense (income), net. The remaining liability for employee severance benefits and exited leases totaled $0.3 million and $28.8 million, respectively, at September 30, 2012 and $2.6 million and $29.7 million, respectively, at December 31, 2011. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to various reportable segments and did not materially impact the comparability of any one segment.

3. Inventory and land held for sale

Major components of inventory were as follows ($000’s omitted):

	September 30, 2012	December 31, 2011
Homes under construction	$1,358,227	$1,210,717
Land under development	2,444,553	2,610,501
Raw land	667,791	815,250
	$4,470,571	$4,636,468

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. Interest expensed to Homebuilding cost of revenues included capitalized interest related to inventory impairments of $1.9 million and $1.0 million, for the three months ended September 30, 2012 and 2011, respectively, and $4.9 million and $2.3 million for the nine months ended September 30, 2012 and 2011, respectively. We capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest in inventory, beginning of period	$358,451	$358,806	$355,068	$323,379
Interest capitalized	50,730	55,230	153,369	167,367
Interest expensed	(57,155)	(48,693)	(156,411)	(125,403)
Interest in inventory, end of period	$352,026	$365,343	$352,026	$365,343
Interest incurred*	$50,730	$55,230	$153,369	$167,367

*	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

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

During the three months ended September 30, 2012, we reviewed each of our land positions for potential impairment indicators and performed detailed impairment calculations for 6 communities. As discussed above, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities at September 30, 2012:

Unobservable input	Range
Average selling price ($000s)	$139	-	$234
Sales pace per quarter (units)	2	-	9
Discount rate	12%

The table below provides, as of the date indicated, the number of communities for which we recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted):

	2012			2011
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	4	$7,468	$4,514	1	$483	$103
June 30	4	16,311	2,796	6	6,665	3,300
September 30	4	6,172	2,263	3	6,416	1,494
			$9,573			$4,897

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

  Land held for sale is valued at the lower of carrying value or net realizable value (fair value less costs to sell). In determining the net realizable value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During the three months ended September 30, 2012 and 2011, we recognized net realizable value adjustments of $0.2 million and $0.1 million, respectively. Such adjustments totaled $1.3 million and $(0.1) million during the nine months ended September 30, 2012 and 2011, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues.
Land held for sale was as follows ($000’s omitted):

	September 30, 2012	December 31, 2011
Land held for sale, gross	$175,256	$190,099
Net realizable value reserves	(45,733)	(54,792)
Land held for sale, net	$129,523	$135,307

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Write-off of deposits and pre-acquisition costs

We write off deposits and pre-acquisition costs related to land option contracts when it becomes probable that we will not go forward with the project or recover such capitalized costs. Such decisions take into consideration changes in local market conditions, the willingness of land sellers to modify terms of the related purchase agreements, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $0.9 million and $2.3 million during the three months ended September 30, 2012 and 2011, respectively, and $1.8 million and $6.6 million during the nine months ended September 30, 2012 and 2011, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment ($000’s omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Northeast	$194,732	$196,834	$502,813	$459,154
Southeast	194,654	182,828	496,244	492,764
Florida	165,621	160,171	439,665	411,225
Texas	179,581	182,689	471,648	467,223
North	277,297	206,671	666,458	513,503
Southwest	243,442	184,834	563,837	458,756
	1,255,327	1,114,027	3,140,665	2,802,625
Financial Services	47,264	27,904	112,367	71,720
Consolidated revenues	$1,302,591	$1,141,931	$3,253,032	$2,874,345

Income (loss) before income taxes:
Northeast	$20,303	$(55)	$42,940	$845
Southeast	21,227	14,995	40,724	28,547
Florida	23,723	17,716	46,530	23,823
Texas	18,807	12,352	34,704	23,487
North	26,494	1,903	38,281	(9,973)
Southwest	27,882	31,542	41,817	21,472
Other homebuilding (a)	(59,257)	(289,579)	(162,230)	(382,382)
	79,179	(211,126)	82,766	(294,181)
Financial Services (b)	26,727	8,626	49,575	(7,044)
Consolidated income (loss) before income taxes	$105,906	$(202,500)	$132,341	$(301,225)

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest, goodwill impairments, and other costs not allocated to the operating segments.

(b)
Financial Services income (loss) before income taxes includes interest income of $1.6 million and $4.1 million for the three and nine months ended September 30, 2012, respectively, and $1.4 million and $3.4 million for the three and nine months ended September 30, 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Land-Related Charges by Segment ($000's omitted)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Land and community valuation adjustments:
Northeast	$—	$4	$535	$4
Southeast	—	522	—	791
Florida	—	—	—	—
Texas	—	—	—	—
North	385	—	2,373	1,818
Southwest	—	—	1,810	—
Other homebuilding (a)	1,878	968	4,855	2,284
	$2,263	$1,494	$9,573	$4,897
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$—	$—	$—
Southeast	69	—	350	—
Florida	11	—	49	—
Texas	154	143	412	143
North	29	—	94	(249)
Southwest	(14)	—	347	—
	$249	$143	$1,252	$(106)
Write-off of deposits and pre-acquisition costs:
Northeast	$727	$199	$815	$2,157
Southeast	46	334	589	567
Florida	69	—	80	118
Texas	21	103	70	164
North	13	557	156	1,732
Southwest	17	1,103	88	1,890
	$893	$2,296	$1,798	$6,628
Total land-related charges	$3,405	$3,933	$12,623	$11,419

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Operating Data by Segment
	($000's omitted)
	September 30, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$246,930	$435,850	$108,996	$791,776	$930,644
Southeast	168,184	291,330	116,376	575,890	602,319
Florida	148,264	304,433	103,374	556,071	629,877
Texas	155,783	271,519	57,901	485,203	552,183
North	295,685	364,635	42,370	702,690	763,149
Southwest	282,137	502,953	172,721	957,811	1,031,975
Other homebuilding (a)	61,244	273,833	66,053	401,130	2,324,646
	1,358,227	2,444,553	667,791	4,470,571	6,834,793
Financial Services	—	—	—	—	305,787
	$1,358,227	$2,444,553	$667,791	$4,470,571	$7,140,580

	December 31, 2011
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

(a)	Other homebuilding primarily includes capitalized interest, cash and equivalents, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

5. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	September 30, 2012	December 31, 2011
Investments in joint ventures with debt non-recourse to PulteGroup	$12,049	$11,453
Investments in other active joint ventures	18,745	24,535
Total investments in unconsolidated entities	$30,794	$35,988

Total joint venture debt	$8,279	$11,107

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$1,054	$1,202
Joint venture debt non-recourse to PulteGroup	896	2,009
PulteGroup's total proportionate share of joint venture debt	$1,950	$3,211

We recognized (income) expense from unconsolidated joint ventures of $(0.3) million and $0.3 million during the three months ended September 30, 2012 and 2011, respectively, and $(3.8) million and $(2.0) million during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, we made capital contributions of $1.3 million and $3.7 million, respectively, and received capital and earnings distributions of $9.9 million and $9.4 million, respectively.

The timing of cash obligations under the joint venture and any related financing agreements varies by agreement. If additional capital contributions are required and approved, we would need to contribute our pro rata portion of those capital needs in order to not dilute our ownership in the joint ventures. While future capital contributions may be required, we believe the total amount of such contributions will be limited. Our maximum financial loss exposure related to joint ventures is unlikely to exceed the combined investment and limited recourse guaranty totals.

6. Shareholders’ equity

At September 30, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under our authorized stock repurchase programs since 2006.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During the nine months ended September 30, 2012 and 2011, we repurchased $1.0 million and $2.0 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the above noted stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

7. Income taxes

 Our income tax expense (benefit) for the three and nine months ended September 30, 2012 was $(10.7) million and $(15.1) million, respectively, compared with $(73.2) million and $(77.0) million for the three and nine months ended September 30, 2011, respectively. The income tax benefit for the three and nine months ended September 30, 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters. Due to the effects of changes in unrecognized tax benefits and the valuation allowance recorded against our deferred tax assets, our effective tax rates in 2012 and 2011 are not correlated to the amount of pretax income or loss.

We had income taxes receivable of $28.3 million and $27.2 million at September 30, 2012 and December 31, 2011, respectively, which related primarily to amended federal and state income tax returns.

In accordance with ASC 740, "Income Taxes" ("ASC 740"), the Company evaluates its deferred tax assets to determine if a valuation allowance is required. At September 30, 2012 and December 31, 2011, we had net deferred tax assets of $2.5 billion. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  Based on our evaluation, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position.

We continue to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years. Other negative evidence includes ongoing weakness in the overall U.S. economy and uncertainties regarding the future demand for new housing. However, we earned a profit before income taxes for the nine months ended September 30, 2012 and have seen significant increases in new orders, backlog, and home sale gross margin. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a large portion of the valuation allowance during 2013.

As a result of our merger with Centex in August 2009, our ability to use certain of Centex’s pre-ownership change NOL carryforwards and built-in losses or deductions is limited by Section 382 of the Internal Revenue Code. Our Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change (i.e. before August 2014), and certain deductions. We do not believe that the Section 382 limitation will prevent the Company from using Centex’s pre-ownership change NOL carryforwards and built-in losses or deductions.

At September 30, 2012, we had $168.1 million of gross unrecognized tax benefits and $33.6 million of accrued interest and penalties. We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $27.8 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

8. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		September 30, 2012	December 31, 2011

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$263,378	$258,075
Interest rate lock commitments	Level 2	14,403	3,551
Forward contracts	Level 2	(8,474)	(3,470)
Whole loan commitments	Level 2	5	11

Measured at fair value on a non-recurring basis:
Loans held for investment	Level 2	$1,578	$2,324
House and land inventory	Level 3	6,172	23,766

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,640,381	$1,184,931
Financial Services debt	Level 2	103,000	—
Senior notes	Level 2	3,118,116	2,765,151

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

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

9. Debt

Our senior notes are summarized as follows ($000’s omitted):

	September 30, 2012	December 31, 2011
5.45% unsecured senior notes due August 2012 (b)	$—	$96,795
6.25% unsecured senior notes due February 2013 (b)	62,722	62,677
5.125% unsecured senior notes due October 2013 (b)	118,174	117,197
5.25% unsecured senior notes due January 2014 (b)	255,896	255,882
5.70% unsecured senior notes due May 2014 (b)	314,038	311,900
5.20% unsecured senior notes due February 2015 (b)	207,935	207,906
5.25% unsecured senior notes due June 2015 (b)	273,568	270,551
6.50% unsecured senior notes due May 2016 (b)	471,026	469,147
7.625% unsecured senior notes due October 2017 (a)	149,454	149,373
7.875% unsecured senior notes due June 2032 (b)	299,141	299,108
6.375% unsecured senior notes due May 2033 (b)	398,473	398,418
6.00% unsecured senior notes due February 2035 (b)	299,410	299,390
7.375% unsecured senior notes due June 2046 (b)	150,000	150,000
Total senior notes – carrying value (c)	$2,999,837	$3,088,344
Estimated fair value	$3,118,116	$2,765,151

(a)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Debt retirement

We retired $96.4 million of senior notes at their scheduled maturity dates during the three and nine months ended September 30, 2012. During the nine months ended September 30, 2011, we retired $13.9 million of senior notes at their scheduled maturity dates. We also retired $53.0 million of senior notes prior to their scheduled maturity dates, which resulted in losses totaling $3.5 million. Such losses included the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.

On October 24, 2012, we announced a tender offer to repurchase up to $1.0 billion of senior notes with maturity dates ranging from 2013 to 2016. The tender offer will be completed in November 2012. These senior notes are currently trading above par value. Accordingly, we expect to record a loss upon repurchasing the tendered notes in the fourth quarter of 2012. The amount of the loss will depend upon the amount of senior notes repurchased and the prices paid for such notes but will not have a material effect on our financial position.

Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $57.1 million and $83.2 million were outstanding under these agreements at September 30, 2012 and December 31, 2011, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We also maintain an unsecured letter of credit facility with a bank that expires in June 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At September 30, 2012 and December 31, 2011, letters of credit of $133.6 million and $152.7 million, respectively, were outstanding under this facility.

Financial Services

Pulte Mortgage provides mortgage financing for the majority of our home closings utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days.

On September 28, 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”). The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and expires on September 27, 2013. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At September 30, 2012, Pulte Mortgage had $103.0 million outstanding under the Repurchase Agreement.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Our current estimates assume that claim volumes will not decline to pre-2009 levels until after 2013. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates.

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Liabilities, beginning of period	$120,711	$97,836	$128,330	$93,057
Reserves provided	—	—	—	19,347
Payments	(2,089)	(3,105)	(9,708)	(17,673)
Liabilities, end of period	$118,622	$94,731	$118,622	$94,731

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

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period in which we are the landowner of the applicable parcels. However, in certain limited instances, we record a liability for future assessments that are fixed or determinable for a fixed or determinable period in accordance with ASC 970-470, “Real Estate Debt”. At September 30, 2012 and December 31, 2011, we had recorded $35.7 million and $38.4 million, respectively, in accrued liabilities for outstanding CDD obligations. During the nine months ended September 30, 2011, we repurchased at a discount prior to their maturity CDD obligations with an aggregate principal balance of $26.6 million in order to improve the future financial performance of the related communities. The discount of $5.2 million was recognized as a reduction of cost of revenues over the lives of the applicable communities, which will extend for several years. There were no repurchases during the three or nine months ended September 30, 2012.

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $190.7 million and $1.1 billion at September 30, 2012, respectively, and $235.9 million and $1.2 billion at December 31, 2011, respectively. In the event any such letter of credit or surety bond is drawn upon, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates. Rather, we are released from the surety bonds as the underlying performance is completed and accepted by the applicable counterparty. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

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

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects, including a one-year comprehensive limited warranty and coverage for certain other aspects of the home’s construction and operating systems for periods of up to ten years. We estimate the costs to be incurred under these warranties and record liabilities in the amount of such costs within Homebuilding home sale revenues at the time product revenue is recognized. Factors that affect our warranty liabilities include the number of homes sold, historical and anticipated rates of warranty claims, and the projected cost per claim. We periodically assess the adequacy of the warranty liabilities for each geographic market in which we operate and adjust the amounts as necessary. Actual warranty costs in the future could differ from the current estimates. Changes to warranty liabilities were as follows ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Warranty liabilities, beginning of period	$64,364	$70,521	$68,025	$80,195
Reserves provided	12,593	11,858	32,014	30,966
Payments	(10,976)	(12,705)	(34,336)	(40,914)
Other adjustments	(1,453)	(827)	(1,175)	(1,400)
Warranty liabilities, end of period	$64,528	$68,847	$64,528	$68,847

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

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

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and periodically evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate estimates of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates comprise a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

Our recorded reserves for all such claims totaled $723.8 million at September 30, 2012, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 79% of the total general liability reserves at September 30, 2012. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Changes in these liabilities were as follows ($000's omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$733,042	$759,714	$739,029	$787,918
Reserves provided	15,557	14,790	37,772	42,000
Payments	(24,773)	(18,104)	(52,975)	(73,518)
Balance, end of period	$723,826	$756,400	$723,826	$756,400

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

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

 CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2012
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$143,561	$1,337,123	$82,967	$—	$1,563,651
Restricted cash	57,103	4,958	14,669	—	76,730
House and land inventory	—	4,466,440	4,131	—	4,470,571
Land held for sale	—	129,523	—	—	129,523
Land, not owned, under option agreements	—	11,054	—	—	11,054
Residential mortgage loans available- for-sale	—	—	263,378	—	263,378
Securities purchased under agreements to resell	90	—	(90)	—	—
Investments in unconsolidated entities	1,529	26,119	3,146	—	30,794
Income taxes receivable	28,282	—	—	—	28,282
Other assets	(5,196)	352,877	66,393	—	414,074
Intangible assets	—	152,523	—	—	152,523
Investments in subsidiaries and intercompany accounts, net	5,184,122	6,408,166	6,262,289	(17,854,577)	—
	$5,409,491	$12,888,783	$6,696,883	$(17,854,577)	$7,140,580
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$85,328	$1,362,632	$265,457	$—	$1,713,417
Income tax liabilities	202,280	—	—	—	202,280
Financial Services debt	—	—	103,000	—	103,000
Senior notes	2,999,837	—	—	—	2,999,837
Total liabilities	3,287,445	1,362,632	368,457	—	5,018,534
Total shareholders’ equity	2,122,046	11,526,151	6,328,426	(17,854,577)	2,122,046
	$5,409,491	$12,888,783	$6,696,883	$(17,854,577)	$7,140,580

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$119,287	$875,561	$88,223	$—	$1,083,071
Restricted cash	83,199	3,255	15,406	—	101,860
House and land inventory	—	4,632,337	4,131	—	4,636,468
Land held for sale	—	135,307	—	—	135,307
Land, not owned, under option agreements	—	24,905	—	—	24,905
Residential mortgage loans available- for-sale	—	—	258,075	—	258,075
Securities purchased under agreements to resell	127,327	—	(127,327)	—	—
Investments in unconsolidated entities	1,527	31,836	2,625	—	35,988
Income taxes receivable	27,154	—	—	—	27,154
Other assets	5,466	364,770	50,208	—	420,444
Intangible assets	—	162,348	—	—	162,348
Investments in subsidiaries and intercompany accounts, net	4,937,002	6,533,838	6,366,758	(17,837,598)	—
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,690	$1,310,972	$273,686	$—	$1,655,348
Income tax liabilities	203,313	—	—	—	203,313
Senior notes	3,088,344	—	—	—	3,088,344
Total liabilities	3,362,347	1,310,972	273,686	—	4,947,005
Total shareholders’ equity	1,938,615	11,453,185	6,384,413	(17,837,598)	1,938,615
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,232,704	$—	$—	$1,232,704
Land sale revenues	—	22,623	—	—	22,623
	—	1,255,327	—	—	1,255,327
Financial Services	—	537	46,727	—	47,264
	—	1,255,864	46,727	—	1,302,591
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	1,023,704	—	—	1,023,704
Land sale cost of revenues	—	21,061	—	—	21,061
	—	1,044,765	—	—	1,044,765
Financial Services expenses	(5)	123	20,460	—	20,578
Selling, general and administrative expenses	—	124,410	781	—	125,191
Other expense (income), net	(10)	7,315	148	—	7,453
Interest income	(55)	(1,141)	(23)	—	(1,219)
Interest expense	201	—	—	—	201
Intercompany interest	159,014	(155,576)	(3,438)	—	—
Equity in (earnings) loss of unconsolidated entities	—	(150)	(134)	—	(284)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(159,145)	236,118	28,933	—	105,906
Income tax expense (benefit)	(9,738)	(10,648)	9,659	—	(10,727)
Income (loss) before equity in income (loss) of subsidiaries	(149,407)	246,766	19,274	—	116,633
Equity in income (loss) of subsidiaries	266,040	19,387	183,738	(469,165)	—
Net income (loss)	116,633	266,153	203,012	(469,165)	116,633
Other comprehensive income (loss)	58	—	—	—	58
Comprehensive income (loss)	$116,691	$266,153	$203,012	$(469,165)	$116,691

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$1,101,368	$—	$—	$1,101,368
Land sale revenues	—	12,659	—	—	12,659
	—	1,114,027	—	—	1,114,027
Financial Services	—	328	27,576	—	27,904
	—	1,114,355	27,576	—	1,141,931
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	947,817	—	—	947,817
Land sale cost of revenues	—	(2,935)	—	—	(2,935)
	—	944,882	—	—	944,882
Financial Services expenses	90	58	19,158	—	19,306
Selling, general and administrative expenses	6,720	114,573	260	—	121,553
Other expense (income), net	—	259,958	(771)	—	259,187
Interest income	(79)	(974)	(69)	—	(1,122)
Interest expense	322	—	—	—	322
Intercompany interest	10,648	(7,215)	(3,433)	—	—
Equity in (earnings) loss of unconsolidated entities	(3)	(791)	1,097	—	303
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(17,698)	(196,136)	11,334	—	(202,500)
Income tax expense (benefit)	(2,546)	(73,127)	2,471	—	(73,202)
Income (loss) before equity in income (loss) of subsidiaries	(15,152)	(123,009)	8,863	—	(129,298)
Equity in income (loss) of subsidiaries	(114,146)	9,781	(12,880)	117,245	—
Net income (loss)	(129,298)	(113,228)	(4,017)	117,245	(129,298)
Other comprehensive income (loss)	64	—	—	—	64
Comprehensive income (loss)	$(129,234)	$(113,228)	$(4,017)	$117,245	$(129,234)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,070,895	$—	$—	$3,070,895
Land sale revenues	—	69,770	—	—	69,770
	—	3,140,665	—	—	3,140,665
Financial Services	—	1,367	111,000	—	112,367
	—	3,142,032	111,000	—	3,253,032
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,605,249	—	—	2,605,249
Land sale cost of revenues	—	62,069	—	—	62,069
	—	2,667,318	—	—	2,667,318
Financial Services expenses	165	396	62,353	—	62,914
Selling, general and administrative expenses	—	370,076	2,615	—	372,691
Other expense (income), net	(30)	21,774	2,826	—	24,570
Interest income	(178)	(3,335)	(69)	—	(3,582)
Interest expense	616	—	—	—	616
Intercompany interest	421,479	(411,405)	(10,074)	—	—
Equity in (earnings) loss of unconsolidated entities	(2)	(3,312)	(522)	—	(3,836)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(422,050)	500,520	53,871	—	132,341
Income tax expense (benefit)	9,518	(14,842)	(9,738)	—	(15,062)
Income (loss) before equity in income (loss) of subsidiaries	(431,568)	515,362	63,609	—	147,403
Equity in income (loss) of subsidiaries	578,971	64,123	329,332	(972,426)	—
Net income (loss)	147,403	579,485	392,941	(972,426)	147,403
Other comprehensive income (loss)	173	—	—	—	173
Comprehensive income (loss)	$147,576	$579,485	$392,941	$(972,426)	$147,576

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$2,783,602	$—	$—	$2,783,602
Land sale revenues	—	19,023	—	—	19,023
	—	2,802,625	—	—	2,802,625
Financial Services	—	897	70,823	—	71,720
	—	2,803,522	70,823	—	2,874,345
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	2,422,525	—	—	2,422,525
Land sale cost of revenues	—	1,782	—	—	1,782
	—	2,424,307	—	—	2,424,307
Financial Services expenses	418	259	78,155	—	78,832
Selling, general and administrative expenses	27,536	370,862	3,981	—	402,379
Other expense (income), net	3,537	273,450	(2,222)	—	274,765
Interest income	(167)	(3,277)	(260)	—	(3,704)
Interest expense	990	—	—	—	990
Intercompany interest	32,051	(23,947)	(8,104)	—	—
Equity in (earnings) loss of unconsolidated entities	(4)	(3,014)	1,019	—	(1,999)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(64,361)	(235,118)	(1,746)	—	(301,225)
Income tax expense (benefit)	(2,188)	(76,810)	1,982	—	(77,016)
Income (loss) before equity in income (loss) of subsidiaries	(62,173)	(158,308)	(3,728)	—	(224,209)
Equity in income (loss) of subsidiaries	(162,036)	(1,663)	(134,112)	297,811	—
Net income (loss)	(224,209)	(159,971)	(137,840)	297,811	(224,209)
Other comprehensive income (loss)	86	—	—	—	86
Comprehensive income (loss)	$(224,123)	$(159,971)	$(137,840)	$297,811	$(224,123)

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(397,371)	$765,922	$52,681	$—	$421,232
Cash flows from investing activities:
Distributions from unconsolidated entities	—	2,696	—	—	2,696
Investments in unconsolidated entities	—	(1,266)	—	—	(1,266)
Net change in loans held for investment	—	—	736	—	736
Change in restricted cash related to letters of credit	26,096	—	—	—	26,096
Proceeds from the sale of fixed assets	—	4,705	—	—	4,705
Capital expenditures	—	(8,398)	(2,199)	—	(10,597)
Net cash provided by (used in) investing activities	26,096	(2,263)	(1,463)	—	22,370
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	103,000	—	103,000
Other borrowings (repayments)	(96,393)	3,900	—	—	(92,493)
Issuance of common stock	27,432	—	—	—	27,432
Stock repurchases	(961)	—	—	—	(961)
Intercompany activities, net	465,471	(305,997)	(159,474)	—	—
Net cash provided by (used in) financing activities	395,549	(302,097)	(56,474)	—	36,978
Net increase (decrease) in cash and equivalents	24,274	461,562	(5,256)	—	480,580
Cash and equivalents at beginning of period	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of period	$143,561	$1,337,123	$82,967	$—	$1,563,651

PULTEGROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(22,639)	$(141,572)	$4,245	$—	$(159,966)
Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,388	—	—	4,388
Investments in unconsolidated entities	—	(3,749)	—	—	(3,749)
Net change in loans held for investment	—	—	449	—	449
Change in restricted cash related to letters of credit	(89,385)	—	—	—	(89,385)
Proceeds from the sale of fixed assets	—	9,449	—	—	9,449
Capital expenditures	—	(12,133)	(3,029)	—	(15,162)
Net cash provided by (used in) investing activities	(89,385)	(2,045)	(2,580)	—	(94,010)
Cash flows from financing activities:
Borrowings (repayments)	(69,311)	960	—	—	(68,351)
Stock repurchases	(2,021)	—	—	—	(2,021)
Intercompany activities, net	286,384	(252,468)	(33,916)	—	—
Net cash provided by (used in) financing activities	215,052	(251,508)	(33,916)	—	(70,372)
Net increase (decrease) in cash and equivalents	103,028	(395,125)	(32,251)	—	(324,348)
Cash and equivalents at beginning of period	10,000	1,106,623	366,767	—	1,483,390
Cash and equivalents at end of period	$113,028	$711,498	$334,516	$—	$1,159,042

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

The third quarter of 2012 continued many of the favorable trends we experienced earlier in the year as net new orders, closings, revenues, gross margin, and overhead leverage all improved compared with 2011. These factors combined to result in our second consecutive quarterly pretax profit. During the quarter, our net new orders increased 27% over the third quarter of 2011 from 7% fewer active communities. We also continued to lower our unsold ("spec") inventory and generated positive operating cash flow, highlighting some of the benefits of our efforts to improve our capital efficiency. By using our existing land assets more efficiently, allocating capital more effectively, and controlling spec inventory more aggressively, we continued to enhance our balance sheet and position the Company to deliver improved long-term returns.

With each passing quarter, we grow more confident that new home demand has found its footing and is moving along a path toward recovery. The value in new housing resulting from affordable prices, low mortgage rates, escalating rents, and more energy-efficient homes are providing consumers with a compelling reason to buy a new home, especially relative to the ever more expensive rental market. We are encouraged by our results in the first nine months of the year, and our outlook remains optimistic for the remainder of 2012 and into 2013. However, the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain. In the long-term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their: ability to leverage economies of scale at a local level; access to more reliable and lower cost financing through the capital markets; ability to control and entitle large land positions; and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. We continue to focus on our primary operational objectives:

•	Improving our inventory turns;

•	More effectively allocating the capital invested in our business toward a more risk-based portfolio approach;

•
Enhancing revenues through more strategic pricing, including establishing clear business models for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on spec home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, working with suppliers to reduce costs, and following lean production principles; and

•	Maintaining an efficient overhead structure.

Continued focus on our operational objectives, combined with improvements in industry conditions, have resulted in a return to profitability in our homebuilding operations and a significant increase in profits in our financial services businesses. As a result, we expect to be profitable for the full year 2012.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income (loss) before income taxes:
Homebuilding*	$79,179	$(211,126)	$82,766	$(294,181)
Financial Services	26,727	8,626	49,575	(7,044)
Income (loss) before income taxes	105,906	(202,500)	132,341	(301,225)
Income tax expense (benefit)	(10,727)	(73,202)	(15,062)	(77,016)
Net income (loss)	$116,633	$(129,298)	$147,403	$(224,209)
Per share data - assuming dilution:
Net income (loss)	$0.30	$(0.34)	$0.38	$(0.59)

* Amounts previously classified as "non-operating" have been reclassified to "Homebuilding" (see Note 4 to the Consolidated Financial Statements).

•
The income before income taxes generated by Homebuilding for the three and nine months ended September 30, 2012 improved compared to the losses in the prior year periods primarily due to the goodwill impairments totaling $240.5 million in the prior year. Additionally, higher revenues, increased gross margins, and improved overhead leverage also contributed favorably during 2012.

•
The increased Financial Services income for the three and nine months ended September 30, 2012 compared to the prior year periods was due to higher origination volume, higher revenue per loan, and improved expense leverage. Additionally, the nine months ended September 30, 2011 included $19.3 million of loss reserves related to contingent loan origination liabilities.

•	The income tax benefits for the three and nine months ended September 30, 2012 and 2011 resulted from the favorable resolution of certain federal and state income tax matters.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Home sale revenues	$1,232,704	12%	$1,101,368	$3,070,895	10%	$2,783,602
Land sale revenues	22,623	79%	12,659	69,770	267%	19,023
Total Homebuilding revenues	1,255,327	13%	1,114,027	3,140,665	12%	2,802,625
Home sale cost of revenues (a)	1,023,704	8%	947,817	2,605,249	8%	2,422,525
Land sale cost of revenues (b)	21,061	(818)%	(2,935)	62,069	(e)	1,782
Selling, general and administrative expenses ("SG&A")	125,191	3%	121,553	372,691	(7)%	402,379
Equity in (earnings) loss of unconsolidated entities	(243)	(173)%	331	(3,714)	92%	(1,931)
Other expense (income), net (c)	7,453	(97)%	259,187	24,570	(91)%	274,765
Interest income, net	(1,018)	27%	(800)	(2,966)	9%	(2,714)
Income (loss) before income taxes	$79,179	138%	$(211,126)	$82,766	128%	$(294,181)
Supplemental data:
Gross margin from home sales	17.0%	310 bps	13.9%	15.2%	220 bps	13.0%
SG&A as a percentage of home sale revenues	10.2%	(80) bps	11.0%	12.1%	(240) bps	14.5%
Closings (units)	4,418	5%	4,198	11,351	3%	10,972
Average selling price	$279	6%	$262	$271	7%	$254
Net new orders:
Units	4,544	27%	3,564	15,113	25%	12,131
Dollars (d)	$1,312,490	43%	$916,552	$4,257,541	36%	$3,125,675
Cancellation rate	16%		21%	15%		19%
Active communities at September 30				707	(7)%	761
Backlog at September 30:
Units				7,686	49%	5,143
Dollars				$2,246,296	61%	$1,398,636

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $2.3 million and $1.5 million for the three months ended September 30, 2012 and 2011, respectively, and $9.6 million and $4.9 million for the nine months ended September 30, 2012 and 2011, respectively.

(b)
Includes net realizable value adjustments for land held for sale of $0.2 million and $0.1 million for the three months ended September 30, 2012 and 2011, respectively, and $1.3 million and $(0.1) million for the nine months ended September 30, 2012 and 2011, respectively.

(c)
Includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $0.9 million and $2.3 million for the three months ended September 30, 2012 and 2011, respectively, and $1.8 million and $6.6 million for the nine months ended September 30, 2012 and 2011, respectively. Also includes goodwill impairments totaling $240.5 million for the three and nine months ended September 30, 2011.

(d)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

(e)	Percentage not meaningful.

Home sale revenues

Home sale revenues for the three months ended September 30, 2012 were higher than the prior year period by $131.3 million, or 12%. The increase was attributable to a 6% increase in average selling price, combined with a 5% increase in closings. Home sale revenues for the nine months ended September 30, 2012 were higher than the prior year period by $287.3 million, or 10%. The increase was attributable to a 7% increase in average selling price, combined with a 3% increase in closings. The increase in average selling price for both the three and nine months ended September 30, 2012 reflects an ongoing shift in our revenue mix toward move-up buyers, the favorable impact of newer communities, and improved market conditions. The increase in closings for the three and nine months ended September 30, 2012 was realized from 7% fewer active communities and was concentrated primarily in our North and Southwest segments.

Home sale gross margins

Home sale gross margins were 17.0% and 15.2% for the three and nine months ended September 30, 2012, respectively, compared to 13.9% and 13.0% for the three and nine months ended September 30, 2011, respectively. The increase in gross margins over the comparable prior year periods was despite increased capitalized interest amortization, which reduced gross margin by 20 bps and 60 bps, respectively, for the three and nine months ended September 30, 2012 as compared to the comparable prior year periods. The increase in capitalized interest amortization was attributable primarily to debt assumed with our 2009 merger with Centex Corporation ("Centex") and will continue for the near future. Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 21.6% and 20.4% for the three and nine months ended September 30, 2012, respectively, compared to 18.4% and 17.6% for the three and nine months ended September 30, 2011, respectively (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). These improved gross margins reflect a combination of factors, including shifts in the product mix of homes closed, an increased mix of newer communities that are generating higher gross margins than the average of our older communities, better alignment of our product offering with current market conditions, contributions from our strategic pricing and house cost reduction objectives, and improved market conditions.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $1.6 million and $7.7 million for the three and nine months ended September 30, 2012, respectively, compared to $15.6 million and $17.2 million for the three and nine months ended September 30, 2011, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $0.2 million and $1.3 million for the three and nine months ended September 30, 2012, respectively, and $0.1 million and $(0.1) million for the three and nine months ended September 30, 2011, respectively.

SG&A

In order to reduce overhead costs and drive greater leverage, we have reconfigured our organization in recent years to better align our overhead structure with expected volumes. These actions have included consolidating many local divisions and other field operations along with reducing corporate and support staffing across a number of functions. The gross dollar amount of our SG&A increased $3.6 million, or 3%, for the three months ended September 30, 2012 and decreased $29.7 million, or 7%, for the nine months ended September 30, 2012, compared to the same periods in the prior year. Reflecting our improved overhead leverage, SG&A as a percentage of home sale revenues was 10.2% and 12.1% for the three and nine months ended September 30, 2012, respectively, compared with 11.0% and 14.5% for the three and nine months ended September 30, 2011, respectively.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(0.2) million and $(3.7) million for the three and nine months ended September 30, 2012, respectively, compared with $0.3 million and $(1.9) million for the three and nine months ended September 30, 2011, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Write-offs of deposits and pre-acquisition costs (Note 3)	$893	$2,296	$1,798	$6,628
Loss on debt retirements (Note 9)	—	—	—	3,537
Lease exit and related costs (Note 2)	152	114	6,312	6,301
Amortization of intangible assets	3,275	3,275	9,825	9,825
Goodwill impairments	—	240,541	—	240,541
Miscellaneous expense (income), net	3,133	12,961	6,635	7,933
	$7,453	$259,187	$24,570	$274,765

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Interest income, net

The increase in interest income, net for both the three and nine months ended September 30, 2012 from the comparable prior year periods resulted primarily from higher invested cash balances.

Net new orders

Net new orders increased 27% and 25% for the three and nine months ended September 30, 2012, respectively, compared with the three and nine months ended September 30, 2011 while selling from 7% fewer active communities in 2012 (707 at September 30, 2012). The increase in net new orders was broad-based as each of our reportable segments experienced increases for the nine months ended September 30, 2012. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 16% and 15% for the three and nine months ended September 30, 2012, respectively, compared to 21% and 19% for the comparable prior year periods. Ending backlog units, which represent orders for homes that have not yet closed, increased 49% at September 30, 2012 compared with September 30, 2011, due to the increase in net new orders.

Homes in production

The following is a summary of our homes in production at September 30, 2012 and September 30, 2011:

	September 30, 2012	September 30, 2011
Sold	5,312	3,877
Unsold
Under construction	929	1,568
Completed	566	1,318
	1,495	2,886
Models	1,120	1,320
Total	7,927	8,083

The decrease in homes in production at September 30, 2012 compared to September 30, 2011 is due to our increased focus on inventory turns and reducing homes unsold to customers ("spec homes") largely offset by the significant increase in net new orders compared with the prior year. Included in our total homes in production were 1,495 and 2,886 homes that were spec homes at September 30, 2012 and September 30, 2011, respectively, of which 566 and 1,318 homes, respectively, were completed (“final specs”). Lessening our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we have focused in 2012 on reducing the level of our spec home inventory, especially our final specs. As a result, our unsold homes in production at September 30, 2012 was 48% lower than at September 30, 2011.

Controlled lots

The following is a summary of our lots under control at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	9,673	2,717	12,390	10,540	2,121	12,661
Southeast	13,771	2,523	16,294	15,016	3,215	18,231
Florida	24,260	2,439	26,699	26,444	2,136	28,580
Texas	13,079	4,173	17,252	14,759	4,231	18,990
North	13,693	2,061	15,754	15,084	1,676	16,760
Southwest	32,350	1,496	33,846	35,090	698	35,788
Total	106,826	15,409	122,235	116,933	14,077	131,010

Developed (%)	28%	37%	29%	28%	38%	29%

Of our controlled lots, 106,826 and 116,933 were owned and 9,321 and 10,060 were under option agreements approved for purchase at September 30, 2012 and December 31, 2011, respectively. In addition, there were 6,088 and 4,017 lots under option agreements pending approval at September 30, 2012 and December 31, 2011, respectively. While we continue to purchase land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the three and nine months ended September 30, 2012.

The remaining purchase price related to land under option for use by our Homebuilding operations at future dates totaled $819.3 million at September 30, 2012. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $62.6 million, of which only $2.3 million is refundable.

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

The following table sets forth a reconciliation of this non-GAAP financial measure to the GAAP financial measure that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Home sale revenues	$1,232,704	$1,101,368	$3,070,895	$2,783,602
Home sale cost of revenues	1,023,704	947,817	2,605,249	2,422,525
Home sale gross margin	209,000	153,551	465,646	361,077
Add:
Land and community valuation adjustments (a)	385	526	4,718	2,613
Capitalized interest amortization (a)	57,155	48,693	156,411	125,403
Adjusted home sale gross margin	$266,540	$202,770	$626,775	$489,093

Home sale gross margin as a percentage of home sale revenues	17.0%	13.9%	15.2%	13.0%
Adjusted home sale gross margin as a percentage of home sale revenues	21.6%	18.4%	20.4%	17.6%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of September 30, 2012, we conducted our operations in approximately 60 markets located throughout 29 states. During 2011, we realigned our organizational structure and reportable segment presentation. As part of the change in presentation, we removed the "Other non-operating" distinction. Amounts previously classified within "Other non-operating" have been reclassified to "Other homebuilding." Accordingly, the segment information provided in this note has been reclassified to conform to the current presentation for all periods presented.

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

The following tables present selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Home sale revenues:
Northeast	$186,914	(5)%	$196,834	$494,590	8%	$459,129
Southeast	194,279	6%	182,545	494,401	—%	492,431
Florida	162,657	3%	158,437	431,525	6%	405,554
Texas	175,835	—%	176,537	465,685	1%	459,323
North	276,472	34%	206,526	635,015	24%	512,754
Southwest	236,547	31%	180,489	549,679	21%	454,411
	$1,232,704	12%	$1,101,368	$3,070,895	10%	$2,783,602
Income (loss) before income taxes:
Northeast	$20,303	(b)	$(55)	$42,940	(b)	$845
Southeast	21,227	42%	14,995	40,724	43%	28,547
Florida	23,723	34%	17,716	46,530	95%	23,823
Texas	18,807	52%	12,352	34,704	48%	23,487
North	26,494	(b)	1,903	38,281	484%	(9,973)
Southwest	27,882	(12)%	31,542	41,817	95%	21,472
Other homebuilding (a)	(59,257)	80%	(289,579)	(162,230)	58%	(382,382)
	$79,179	138%	$(211,126)	$82,766	128%	$(294,181)
Closings (units):
Northeast	456	(11)%	515	1,224	(1)%	1,231
Southeast	776	4%	744	1,984	(2)%	2,032
Florida	588	(5)%	621	1,633	(1)%	1,655
Texas	923	(4)%	963	2,484	(1)%	2,505
North	863	20%	721	2,057	12%	1,837
Southwest	812	28%	634	1,969	15%	1,712
	4,418	5%	4,198	11,351	3%	10,972
Average selling price:
Northeast	$410	7%	$382	$404	8%	$373
Southeast	250	2%	245	249	3%	242
Florida	277	9%	255	264	8%	245
Texas	191	4%	183	187	2%	183
North	320	12%	286	309	11%	279
Southwest	291	2%	285	279	5%	265
	$279	6%	$262	$271	7%	$254

(a)	Other homebuilding includes the amortization of intangible assets and capitalized interest and other costs not allocated to the operating segments.

(b)	Percentage not meaningful.

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Net new orders - units:
Northeast	432	11%	390	1,599	16%	1,378
Southeast	787	26%	625	2,384	13%	2,108
Florida	679	42%	479	2,147	16%	1,844
Texas	978	26%	775	3,212	20%	2,681
North	939	48%	633	2,872	40%	2,049
Southwest	729	10%	662	2,899	40%	2,071
	4,544	27%	3,564	15,113	25%	12,131
Net new orders - dollars:
Northeast	$174,761	16%	$150,349	$650,398	22%	$533,056
Southeast	203,810	33%	152,897	603,628	18%	513,675
Florida	172,465	47%	117,714	569,053	24%	458,136
Texas	197,050	36%	145,120	623,972	26%	494,496
North	324,939	83%	177,915	950,372	65%	575,195
Southwest	239,465	39%	172,557	860,118	56%	551,117
	$1,312,490	43%	$916,552	$4,257,541	36%	$3,125,675
Cancellation rates:
Northeast	14%		18%	11%		13%
Southeast	13%		18%	13%		16%
Florida	11%		16%	11%		13%
Texas	26%		31%	22%		28%
North	12%		19%	13%		17%
Southwest	17%		17%	14%		18%
	16%		21%	15%		19%
Unit backlog:
Northeast				800	14%	703
Southeast				1,002	24%	807
Florida				1,172	49%	784
Texas				1,553	48%	1,050
North				1,524	76%	865
Southwest				1,635	75%	934
				7,686	49%	5,143
Backlog dollars:
Northeast				$334,742	14%	$293,337
Southeast				263,760	29%	204,909
Florida				311,567	54%	202,707
Texas				312,214	58%	198,179
North				522,865	110%	248,944
Southwest				501,148	100%	250,560
				$2,246,296	61%	$1,398,636

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Land-related charges*:
Northeast	$727	258%	$203	$1,350	(38)%	$2,161
Southeast	115	(87)%	856	939	(31)%	1,358
Florida	80	(a)	—	129	9%	118
Texas	175	(29)%	246	482	57%	307
North	427	(23)%	557	2,623	(21)%	3,301
Southwest	3	(100)%	1,103	2,245	19%	1,890
Other homebuilding	1,878	94%	968	4,855	113%	2,284
	$3,405	(13)%	$3,933	$12,623	11%	$11,419

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, and write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue. See and to the Consolidated Financial Statements for additional discussion of these charges.

(a)	Percentage not meaningful.

Northeast

For the three months ended September 30, 2012, Northeast home sale revenues decreased 5% compared with the prior year period due to an 11% decrease in closings offset in part by a 7% increase in the average selling price. The decrease in closings was concentrated in the Northeast Corridor and was due to a significant decrease in active communities, while the increase in average selling price occurred primarily in the Mid-Atlantic. The income before income taxes, compared to the loss before income taxes in the prior year period, was primarily due to expense of $19.2 million in the three months ended September 30, 2011 related to the write-down of a note receivable and the unfavorable resolution of certain contingencies. Net new orders increased 11%, led by our operations in New England.

For the nine months ended September 30, 2012, Northeast home sale revenues increased 8% compared with the prior year period due to an 8% increase in the average selling price partially offset by a 1% decrease in closings. The increase in average selling price occurred in the Northeast Corridor and Mid-Atlantic. The slight decrease in closings was due to a moderate decrease in closings in the Northeast Corridor resulting from significantly fewer active communities, offset in large part by a significant increase in closings in New England. The increased income before income taxes was primarily due to expenses of $21.2 million in the nine months ended September 30, 2011 related to the write-down of a note receivable and the unfavorable resolution of certain contingencies, as well as improved gross margins and overhead leverage. Net new orders increased 16%, led by our operations in New England and the Mid-Atlantic.

Southeast

For the third quarter of 2012, Southeast home sale revenues increased 6% compared with the prior year period due to a 4% increase in closings and a 2% increase in the average selling price. The increase in closing volumes was due to moderate increases in Georgia and Tennessee, despite decreases in active community count. The increase in average selling price was concentrated in Georgia and Tennessee. The increased income before income taxes was due to improved gross margins. Net new orders increased 26% and reflected increases in each of the divisions.

For the nine months ended September 30, 2012, Southeast home sale revenues were unchanged from the prior year period due to a 2% decrease in closings offset by a 3% increase in the average selling price. The reduction in closing volumes was primarily due to fewer closings in Raleigh and Tennessee, as well as a lower active community count across most divisions. The increase in average selling price was concentrated in Georgia and Tennessee. The increased income before income taxes was due to improved gross margins. Net new orders increased 13% and reflected increases in each of the divisions except Raleigh.

Florida

Florida home sale revenues increased 3% during the third quarter of 2012 compared with the prior year period due to a 9% increase in the average selling price partially offset by a 5% decrease in closings. The decrease in closings was due to fewer active communities than the prior year period in North Florida. The increase in average selling price occurred across both divisions. The increased income before income taxes for the three months ended September 30, 2012 was attributable to significantly improved gross margins. Net new orders increased by 42%, led by North Florida.

For the nine months ended September 30, 2012, Florida home sale revenues increased 6% compared with the prior year period due to an 8% increase in the average selling price partially offset by a 1% decrease in closings. The decrease in closings was due to fewer closings in South Florida. The increase in average selling price was concentrated in South Florida. The significant increase in income before income taxes for the nine months ended September 30, 2012 was attributable to significantly improved gross margins and better overhead leverage. Net new orders increased by 16% evenly across both North and South Florida.

Texas

For the third quarter of 2012, Texas home sale revenues remained flat with the prior year period due to a 4% increase in the average selling price offset by a 4% decrease in closings. The increase in average selling price was concentrated in Dallas while the decrease in closings was due to a moderate decrease in closing volumes in Central Texas resulting from fewer active communities compared to the prior year. The increased income before income taxes for the quarter was attributable to improved gross margins and overhead leverage. Net new orders increased by 26%, and reflected increases in each of the divisions.

For the nine months ended September 30, 2012, Texas home sale revenues increased 1% compared with the prior year period due to a 2% increase in the average selling price offset in part by a 1% decrease in closings. The increase in average selling price was concentrated in Dallas while the decrease in closings was due to a moderate decrease in closing volumes in Central Texas resulting from fewer active communities compared to the prior year. The increased income before income taxes for the nine months ended September 30, 2012 was attributable to improved gross margins and overhead leverage. Net new orders increased by 20%, and reflected increases in each of the divisions.

North

For the third quarter of 2012, North home sale revenues increased 34% compared with the prior year period due to a 20% increase in closings combined with a 12% increase in average selling price. The increase in closing volumes was broad-based across all divisions except Illinois. The increase in average selling price occurred at all divisions. The increase in income before income taxes was due to the increased revenues and significantly improved gross margins and overhead leverage. Net new orders increased by 48% compared with the prior year period, and reflected significant increases across all divisions.

For the nine months ended September 30, 2012, North home sale revenues increased 24% compared with the prior year period due to a 12% increase in closings combined with an 11% increase in average selling price. The increase in closing volumes was broad-based across all divisions except Northern California. The increase in average selling price was also due to increases at all divisions except Michigan, with a significant increase in Minnesota and the Pacific Northwest. The substantial increase in income before income taxes was due to the increased revenues, significantly improved gross margins and overhead leverage, and gains related to land sale transactions. Net new orders increased by 40% compared with the prior year period, and reflected moderate to significant increases across all divisions.

Southwest

Southwest home sale revenues increased 31% during the third quarter of 2012 compared with the prior year period due to a 28% increase in closings and a 2% increase in average selling price. The increase in closing volumes was concentrated in Arizona, Southern California, and Las Vegas. The increase in average selling price was broad-based across all divisions except Southern California and Las Vegas. The decrease in income before income taxes was primarily due to the favorable resolution of certain contingencies that occurred during the three months ended September 30, 2011. Net new orders increased by 10%, led by our operations in Southern California and Las Vegas.

For the nine months ended September 30, 2012, Southwest home sale revenues increased 21% compared with the prior year period due to a 15% increase in closings combined with a 5% increase in average selling price. The increase in closing volumes was concentrated in Arizona. The increase in average selling price occurred across all divisions. The significant increase in income before income taxes was primarily due to the higher revenues, improved gross margins, and better overhead leverage. Net new orders increased by 40% due to significantly improved activity in Arizona, Las Vegas, and Southern California.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. We subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We sell the servicing rights for the loans we originate on a flow basis through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time.

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for both the nine months ended September 30, 2012 and 2011.

The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2012	2012 vs. 2011	2011	2012	2012 vs. 2011	2011
Mortgage operations revenues	$41,041	82%	$22,498	$96,153	67%	$57,630
Title services revenues	6,223	15%	5,406	16,214	15%	14,090
Total Financial Services revenues	47,264	69%	27,904	112,367	57%	71,720
Expenses	20,578	7%	19,306	62,914	(20)%	78,832
Equity in (earnings) loss of unconsolidated entities	(41)	46%	(28)	(122)	79%	(68)
Income (loss) before income taxes	$26,727	210%	$8,626	$49,575	804%	$(7,044)
Total originations:
Loans	3,073	19%	2,585	7,697	15%	6,667
Principal	$685,001	25%	$549,859	$1,681,321	23%	$1,363,752
Supplemental data:
Capture rate				81.3%		77.1%
Average FICO score				742		747
Loan application backlog				$1,373,144	75%	$782,666
Agency production for funded originations				98%		99%
FHA agency production				27%		32%

Revenues

Total Financial Services revenues for the three and nine months ended September 30, 2012 increased 69% and 57%, respectively, compared to the respective prior year periods as the result of higher loan origination volumes, an increase in average loan size, and improved loan pricing. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales. Interest income, which is included in mortgage operations revenues, was moderately higher for both the three and nine months ended September 30, 2012 than the comparable prior year periods due to the increase in loan originations.

Since 2007, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during the three and nine months ended September 30, 2012 and 2011 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, the historically low interest rate environment in recent periods has contributed to profitability by reducing the level of pricing competition in the market.

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

Historically, our overall losses relating to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See Note 10 to the Consolidated Financial Statements for additional discussion.

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

Income before income taxes

The improved income before income taxes for the three months ended September 30, 2012 as compared to prior year period was due to higher origination volumes, higher revenues per loan, and improved expense leverage. The income before income taxes for the nine months ended September 30, 2012 as compared to the loss before income taxes in the prior year period was due to the absence of loss reserves related to contingent loan origination liabilities (see Loan origination liabilities above) in the current year, which totaled $19.3 million during the nine months ended September 30, 2011, as well as higher origination volumes, higher revenues per loan, and improved expense leverage.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which is the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for the three and nine months ended September 30, 2012 and 2011 are not correlated to the amount of our pretax income or loss. Our effective tax rates were (10.1)% and 36.1% for the three months ended September 30, 2012 and 2011, respectively, compared with effective tax rates of (11.4)% and 25.6% for the nine months ended September 30, 2012 and 2011, respectively. The income tax benefit for the three and nine months ended September 30, 2012 and 2011 resulted primarily from the favorable resolution of certain federal and state income tax matters.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations by using internally-generated funds supplemented by credit arrangements with third parties. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions deteriorate, if significant growth returns to the homebuilding industry, or if favorable capital market opportunities become available.

At September 30, 2012, we had unrestricted cash and equivalents of $1.6 billion and senior notes of $3.0 billion. We also had restricted cash balances of $76.7 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services borrowings, was 58.6% at September 30, 2012, and 39.0% net of cash and equivalents, including restricted cash. These debt-to-capital ratios remain above our desired targets, so we are actively pursuing strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability.

On October 24, 2012, we announced a tender offer to repurchase up to $1.0 billion of senior notes with maturity dates ranging from 2013 to 2016. The tender offer will be completed in November 2012. These senior notes are currently trading above par value. Accordingly, we expect to record a loss upon repurchasing the tendered notes in the fourth quarter of 2012. The amount of the loss will depend upon the amount of senior notes repurchased and the prices paid for such notes but will not have a material effect on our financial position.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $57.1 million were outstanding under these agreements at September 30, 2012. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in June 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At September 30, 2012, $133.6 million of letters of credit were outstanding under this facility.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, which generally occurs within 30 days. On September 28, 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”). The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and expires on September 27, 2013. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. At September 30, 2012, Pulte Mortgage had $103.0 million outstanding under the Repurchase Agreement.

The Repurchase Agreement contains various affirmative and negative covenants, including certain financial covenants. Violations of any of the covenants in the repurchase agreements, if not waived by the lenders or cured, could result in an optional maturity date acceleration by the lenders, which might require repayment of any borrowings. There can be no assurances that we will be able to renew or replace the Repurchase Agreement on commercially reasonable terms upon its expiration. In the event of any of these occurrences, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs. Prior to entering into the Repurchase Agreement, we funded Pulte Mortgage's financing needs via an intercompany repurchase agreement that remains in place.

Stock repurchase programs

At September 30, 2012, we had remaining authorization to purchase $102.3 million of common stock. There have been no repurchases under authorized stock repurchase programs since 2006.

Cash flows

Operating activities

Our net cash provided by operating activities for the nine months ended September 30, 2012 was $421.2 million, compared with net cash used in operating activities of $160.0 million for the nine months ended September 30, 2011. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for the nine months ended September 30, 2012 was primarily due to our net income of $147.4 million combined with a net decrease in inventories of $161.0 million and an increase in accrued and other liabilities of $63.8 million. The inventory decrease resulted from lower reinvestment in land inventory combined with a reduction in spec homes in production partially offset by a seasonal increase in sold homes in production. Our negative cash flow from operations for the nine months ended September 30, 2011 was mainly due to the net loss from operations combined with a seasonal increase in house inventory, investments in new and existing land inventory, and a reduction in accrued and other liabilities.

Investing activities

Net cash provided by investing activities for the nine months ended September 30, 2012 was $22.4 million, compared with net cash used by investing activities of $94.0 million for the nine months ended September 30, 2011. The positive cash flow from investing activities for the nine months ended September 30, 2012 was primarily due to the $26.1 million decrease in restricted cash we are required to maintain related to our letter of credit facilities, which resulted from a reduction in letters of credit outstanding. The negative cash flow from investing activities for the nine months ended September 30, 2011 was mainly due to the $89.4 million required to be classified as restricted cash in connection with entering into the cash-collateralized letter of credit facilities.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2012 totaled $37.0 million, compared with net cash used in financing activities of $70.4 million for the nine months ended September 30, 2011. The positive cash flow from financing activities for the nine months ended September 30, 2012 was due to $103.0 million of borrowings under the Repurchase Agreement, as well as $27.4 million from issuance of common stock in connection with stock option exercises, offset in part by the retirement of $96.4 million of senior notes at their scheduled maturity dates in August 2012. The negative cash flow from financing activities for the nine months ended September 30, 2011 was primarily due to the retirement of $13.9 million of senior notes at their scheduled maturity dates during the first quarter of 2011 and the retirement of $53.0 million of senior notes (which required the use of $55.4 million of cash) prior to their scheduled maturity dates during the second quarter of 2011.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates significantly affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, this is not always possible based on local market conditions. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income would be adversely affected.

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

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At September 30, 2012, we had outstanding letters of credit of $190.7 million. Surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.1 billion at September 30, 2012, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At September 30, 2012, these agreements had an aggregate remaining purchase price of $819.3 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At September 30, 2012, we consolidated certain land option agreements and recorded assets of $11.1 million as land, not owned, under option agreements.

At September 30, 2012, aggregate outstanding debt of unconsolidated joint ventures was $8.3 million, of which our proportionate share of such joint venture debt was $2.0 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $1.1 million at September 30, 2012. See Note 5 to the Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting policies and estimates during the nine months ended September 30, 2012 compared with those contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Quantitative disclosure

The following tables set forth, as of September 30, 2012, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of September 30, 2012 for the Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$182,221	$574,590	$492,491	$480,000	$1,300,000	$3,029,302	$3,118,116
Average interest rate	—%	5.51%	5.50%	5.23%	6.50%	6.89%	6.21%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon, and as of the date of, that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of September 30, 2012.

Management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

	Total number of shares purchased (2)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
July 1, 2012 to July 31, 2012	—	—	—	$102,342	(1)
August 1, 2012 to August 31, 2012	—	$—	—	$102,342	(1)
September 1, 2012 to September 30, 2012	3,620	$14.75	—	$102,342	(1)
Total	3,620	$14.75	—

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

(2)
During the third quarter of 2012, a total of 3,620 shares were surrendered by employees for payment of minimum tax obligations upon the vesting or exercise of previously granted stock-based compensation awards. Such shares were not repurchased as part of our publicly-announced stock repurchase programs.

Item 6. Exhibits

Exhibit Number and Description

3	(a)	Restated Articles of Incorporation, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on August 18, 2009)

	(b)	Certificate of Amendment to the Articles of Incorporation, dated March 18, 2010 (Incorporated by reference to Exhibit 3(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

	(c)	Certificate of Amendment to the Articles of Incorporation, dated May 21, 2010 (Incorporated by reference to Exhibit 3(c) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

	(d)	By-laws, as amended, of PulteGroup, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on April 8, 2009)

(e)
Certificate of Designation of Series A Junior Participating Preferred Shares, dated August 6, 2009 (Incorporated by reference to Exhibit 3(b) of our Registration Statement on Form 8-A, filed with the SEC on August 18, 2009)

4	(a)
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

10	(a)
Master Repurchase Agreement dated as of September 28, 2012 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 2, 2012)

31	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

32		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PULTEGROUP, INC.

/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized officer)
Date:	October 25, 2012