Form 10-K
period 2012-12-31
PULTEGROUP INC/MI/
filed 2013-02-06
CIK 822416

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer [X]            Accelerated filer [ ]             Non-accelerated filer [ ]            Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO  [X]
The aggregate market value of the registrant’s voting stock held by nonaffiliates of the registrant as of June 30, 2012, based on the closing sale price per share as reported by the New York Stock Exchange on such date, was $4,069,916,376.
As of February 1, 2013, the registrant had 386,598,562 shares of common stock outstanding.
Documents Incorporated by Reference
Applicable portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form.

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

Homebuilding, our core business, includes the acquisition and development of land primarily for residential purposes within the United States and the construction of housing on such land. Homebuilding offers a broad product line to meet the needs of home buyers in our targeted markets. Through our brands, which include Pulte Homes, Del Webb, and Centex (acquired through our merger with Centex Corporation ("Centex") in August 2009), we offer a wide variety of home designs, including single-family detached, townhouses, condominiums, and duplexes at different prices and with varying levels of options and amenities to our major customer groups: entry-level, move-up, and active adult. Over our history, we have delivered over 600,000 homes.

As of December 31, 2012, we conducted our operations in 58 markets located throughout 28 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. Our Financial Services segment operates generally in the same geographic markets as our Homebuilding segments.

Financial information for each of our reportable business segments is included in Note 5 to our Consolidated Financial Statements.

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

Homebuilding Operations

	Years Ended December 31, ($000’s omitted)
	2012	2011	2010	2009	2008
Home sale revenues	$4,552,412	$3,950,743	$4,419,812	$3,869,297	$5,980,289
Home closings	16,505	15,275	17,095	15,013	21,022

In recent years, the U.S. housing market experienced a significant decline in the demand for new homes as well as a sharp decline in overall residential real estate values. As a result of this industry-wide downturn, we suffered net losses in each year between 2007 - 2011 from a combination of reduced operational profitability and significant asset impairments. In response to these market conditions, we restructured our operations, including making significant reductions in employee headcount and overhead costs, and managed our business to generate cash, including curtailing our investments in inventory. We used this positive cash flow to, among other things, increase our cash reserves as well as retire outstanding debt.

In 2012, new home sales in the U.S. increased for the first time since 2005, rising 20% to 367,000 homes. However, this improvement was from a very low base as U.S. home sales in 2011 were the lowest since 1962. Although current volume remains very low compared to historical levels, the improved environment and our restructuring actions contributed to our return to profitability in 2012. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. In the short-term, we expect that overall market conditions will continue to improve but that improvements will occur unevenly across our markets. Our strategy to enhance shareholder value is centered around the following operational objectives:

•	Improving our inventory turns;

•	More effectively allocating the capital invested in our business using a risk-based portfolio approach;

•
Enhancing revenues through more strategic pricing, including establishing clear product offerings for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on spec home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, and working with suppliers to reduce costs; and

•	Maintaining an efficient overhead structure.

Our Homebuilding operations are geographically diverse within the U.S. As of December 31, 2012, we had 670 active communities. Sales prices of unit closings during 2012 ranged from less than $100,000 to greater than $900,000, with 85% falling within the range of $100,000 to $400,000. The average unit selling price in 2012 was $276,000, compared with $259,000 in 2011, $259,000 in 2010, $258,000 in 2009, and $284,000 in 2008.

Sales of single-family detached homes, as a percentage of total unit sales, were 81% in 2012, compared with 79% in 2011, 79% in 2010, 77% in 2009, and 75% in 2008. The increase in the percentage of single-family detached homes can be attributed to a weakened demand for townhouses, condominiums, and other attached housing, as prices for detached new homes have become more affordable for entry-level and active adult homebuyers.

Ending backlog, which represents orders for homes that have not yet closed, was $1.9 billion (6,458 units) at December 31, 2012 and $1.1 billion (3,924 units) at December 31, 2011. For each order in backlog, we have received a signed customer contract and customer deposit, which is refundable in certain instances. Of the orders in backlog at December 31, 2012, substantially all are scheduled to be closed during 2013, though all orders are subject to potential cancellation by or final negotiations with the customer. In the event of cancellation, the majority of our sales contracts stipulate that we have the right to retain the customer’s deposit, though we may choose to refund the deposit in certain instances.

Land acquisition and development

We acquire land primarily for the construction of homes for sale to homebuyers, though we periodically sell select parcels of land to third parties for commercial or other development. Additionally, we may determine that certain land assets no longer fit into our strategic operating plans. We select locations for development of homebuilding communities after completing a feasibility study, which includes, among other things, soil tests, independent environmental studies and other engineering work, an evaluation of necessary zoning and other governmental entitlements, and extensive market research that enables us to match the location with our product offering to targeted consumer groups. We consider factors such as proximity to developed areas, population and job growth patterns and, if applicable, estimated development costs. We frequently manage a portion of the risk of controlling our land positions through the use of land option contracts, which enable us to defer acquiring portions of properties owned by land sellers until we have determined whether and when to exercise our option. Our use of land option agreements reduces our financial risks associated with long-term land holdings. We typically acquire land with the intent to complete sales of housing units within 24 to 36 months from the date of opening a community, except in the case of certain Del Webb active adult developments and other large master-planned projects for which the completion of community build-out requires a longer time period. While our overall supply of controlled land is in excess of our short-term needs in many of our markets, some of our controlled land consists of long-term positions that will not be converted to home sales in the near term. Accordingly, we remain active in our pursuit of new land investment.

Land is generally purchased after it is properly zoned and developed or is ready for development. In the normal course of business, we dispose of owned land not required by our homebuilding operations through sales to appropriate end users. Where we develop land, we engage directly in many phases of the development process, including land and site planning, and obtaining environmental and other regulatory approvals, as well as constructing roads, sewers, water and drainage facilities, and community amenities, such as parks, pools, and clubhouses. We use our staff and the services of independent engineers and consultants for land development activities. Land development work is performed primarily by independent contractors and local government authorities who construct sewer and water systems in some areas. At December 31, 2012, we controlled 119,875 lots, of which 103,060 were owned and 16,815 were under option agreements.

Sales and marketing

We are dedicated to improving the quality and value of our homes through innovative architectural and community designs. Analyzing various qualitative and quantitative data obtained through extensive market research, we stratify our potential customers into well-defined buyer groups. Such stratification provides a method for understanding the business opportunities and risks across the full spectrum of consumer groups in each market. Once the demands of potential buyers are understood, we link our home design and community development efforts to the specific lifestyle of each targeted consumer group. Through our portfolio of brands, each serving unique consumer groups, we are able to provide a distinct experience to potential customers:

	Pulte Homes	Centex	Del Webb
Targeted consumer group	Move-up buyers	Entry-level buyers	Active adults
Portion of 2012 home closings	43%	31%	26%

The move-up buyers in our Pulte Homes communities tend to place more of a premium on location and amenities. These communities typically offer larger homes at higher price points. Our Centex brand is targeted to entry-level buyers, and these homes tend to be smaller with product offerings geared toward lower average selling prices. Through our Del Webb brand, we are better able to address the needs of active adults. Our Del Webb brand offers both destination communities and “in place” communities, for those buyers who prefer to remain in their current geographic area. These highly amenitized communities offer a variety of features, including golf courses, recreational centers, and educational classes, to the age fifty-five and over buyer to maintain an active lifestyle. In order to make the cost of these highly amenitized communities affordable to the individual homeowner, Del Webb communities tend to be very large, consisting in some cases of several thousand homes, and have longer life cycles, in some cases extending beyond 10 years.

We introduce our homes to prospective buyers through media advertising, illustrated brochures, Internet listings and link placements, mobile applications, and other advertising displays. We have made significant enhancements in our tools and business practices to adapt our selling efforts to today's mobile customers. In addition, our websites, www.pulte.com, www.delwebb.com, and www.centex.com, provide tools to help users find a home that meets their needs, investigate financing alternatives, communicate moving plans, maintain a home, learn more about us, and communicate directly with us. There were approximately 8.0 million unique visits to our websites during 2012, compared to approximately 6.7 million in 2011.

To meet the demands of our various customers, we have established design expertise for a wide array of product lines. We believe that we are an innovator in consumer-inspired home design, and we view our design capabilities as an integral aspect of our marketing strategy. Our in-house architectural services teams and management, supplemented by outside consultants, create distinctive design features, both in exterior facades and interior options and features. We typically offer a variety of potential options and upgrades, such as different flooring, countertop, and appliance choices, and design our base house and option packages to meet the needs of our customers as defined through rigorous market research. Energy efficiency represents an important source of value for new homes compared to existing homes and represents a key area of focus for our home designs, including high efficiency HVAC systems and insulation, low-emissivity windows, solar power in certain geographies, and other energy-efficient features.

Typically, our sales teams, together with outside sales brokers, are responsible for guiding the customer through the sales process. We are committed to industry-leading customer service through a variety of quality initiatives, including our customer care program, which ensures that homeowners are comfortable at every stage of the building process. Fully furnished and landscaped model homes are generally used to showcase our homes and their distinctive design features.

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

Continuous improvement in our house construction process is a key area of focus. We maintain efficient construction operations by using standard materials and components from a variety of sources and utilizing standard construction practices, including lean production principles. Beginning in 2011, we implemented an intensive effort to improve our product offerings and production processes through the following programs:

•	New product development to introduce new features and technologies based on customer validated data;

•	Common management of house plans in order to focus on building those house designs that customers value the most and that can be built at the highest quality and an efficient cost;

•
Value engineering our house plans to optimize house designs in terms of material content and ease of constructability while still providing a clear value to the consumer (value engineering eliminates items that add cost but that have little to no value to the customer); and

•
Working with our suppliers to establish the "should cost", a data driven, collaborative effort to reduce construction costs to what the associated construction activities or materials “should cost” in the market.

The availability of labor and materials at reasonable prices is becoming an increasing concern for certain trades and building materials in some markets as the supply chain responds to uneven industry growth. Additionally, the cost of certain building materials, especially lumber, steel, concrete, copper, and petroleum-based materials, is influenced by changes in global commodity prices. To minimize the effects of changes in construction costs, the contracting and purchasing of building supplies and materials generally is negotiated at or near the time when related sales contracts are signed. In addition, we leverage our size by actively negotiating certain materials on a national or regional basis to minimize production component cost. We are also working to establish a more integrated system that can effectively link suppliers, contractors, and the production schedule. However, we cannot determine the extent to which necessary building materials and labor will be available at reasonable prices in the future.

Competition

The housing industry in the United States is fragmented and highly competitive. While we are one of the largest homebuilders in the U.S., our national market share represented only 5% of new home sales in 2012. In each of our local markets, there are numerous national, regional, and local homebuilders with whom we compete. Additionally, new home sales traditionally represent less than 15% of overall U.S. home sales (new and existing homes). Therefore, we also compete with sales of existing house inventory, and any provider of housing units, for sale or to rent, including apartment operators, may be considered a competitor. Conversion of apartments to condominiums further provides an alternative to traditional housing, as does manufactured housing. We compete primarily on the basis of location, price, quality, reputation, design, community amenities, and our customers' overall sales and homeownership experiences.

Seasonality

Our homebuilding operating cycle historically reflected increased revenues, profitability, and cash flow from operations during the fourth quarter based on the timing of home closings. While the challenging market conditions experienced in recent years lessened the seasonal variations of our results, we have experienced a return to a more traditional demand pattern as new orders were higher in the first half of the year and home closings increased in each quarter throughout the year. If and when the homebuilding industry more fully recovers from the recent downturn, we believe these traditional seasonal patterns will continue.

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

Financial Services Operations

We conduct our financial services business, which includes mortgage and title operations, through Pulte Mortgage and other subsidiaries. Pulte Mortgage arranges financing through the origination of mortgage loans primarily for the benefit of our homebuyers. We are a lender approved by the FHA and VA and are a seller/servicer approved by Government National Mortgage Association ("Ginnie Mae"), Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors. In our conventional mortgage lending activities, we follow underwriting guidelines established by Fannie Mae, Freddie Mac, and private investors. We believe that our customers’ use of our in-house mortgage and title operations provides us with a competitive advantage by enabling more control over the quality of the overall home buying process for our customers while also helping us align the timing of the house construction process with our customers’ financing needs.

Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. During 2012, 2011, and 2010, we originated mortgage loans for 67%, 61%, and 62%, respectively, of the homes we sold. Such originations represented substantially all of our total originations in each of those years. Our capture rate, which we define as loan originations from our homebuilding business as a percentage of total loan opportunities from our homebuilding business excluding cash settlements, was 81.9% in 2012, 78.5% in 2011, and 77.5% in 2010.

In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with third parties, and subsequently sell such mortgage loans to outside investors. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time.

The mortgage industry in the United States is highly competitive. We compete with other mortgage companies and financial institutions to provide attractive mortgage financing to our homebuyers. We utilize a centralized fulfillment center staffed with loan consultants to perform our mortgage underwriting, processing and closing functions. We believe centralizing both the fulfillment and origination of our loans improves the speed, efficiency, and quality of our mortgage operations, improving our profitability and allowing us to focus on providing attractive mortgage financing opportunities for our customers.

In originating and servicing mortgage loans, we are subject to the rules and regulations of the government-sponsored investors and other investors that purchase the loans we originate, as well as to those of other government agencies that have oversight of the government-sponsored investors or consumer lending rules in the U.S. In addition to being affected by changes in these programs, our mortgage banking business is also affected by many of the same factors that impact our homebuilding business.

Our mortgage operations may be responsible for losses associated with mortgage loans originated and sold to investors in the event of errors or omissions relating to representations and warranties that the loans sold meet certain requirements, including representations as to underwriting standards, the existence of primary mortgage insurance, and the validity of certain borrower representations in connection with the loan. If determined to be at fault, we either repurchase the loans from the investors or reimburse the investors' losses (a "make-whole" payment). Historically, our overall losses related to this risk were not significant. Beginning in 2009, however, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates.

Our subsidiary title insurance companies serve as title insurance agents in select markets by providing title insurance policies and examination and closing services to buyers of homes we sell. Historically, we have not experienced significant claims related to our title operations.

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

At December 31, 2012, we employed 3,634 people, of which 697 people were employed in our Financial Services operations. Except for a small group of employees in our St. Louis homebuilding division, our employees are not represented by any union. Contracted work, however, may be performed by union contractors. Our local and corporate management personnel are paid incentive compensation based on a combination of individual performance and the performance of the applicable business unit or the Company. Each business unit is given a level of autonomy regarding employment of personnel, although our senior corporate management acts in an advisory capacity in the employment of subsidiary officers. We consider our employee and contractor relations to be satisfactory.

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

The homebuilding industry experienced a significant downturn in recent years. Although industry conditions improved during 2012, the overall U.S. economy remains weak and the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain. A deterioration in industry conditions could adversely affect our business and results of operations.

In recent years, the U.S. housing market was unfavorably impacted by severe weakness in new home sales attributable to, among other factors, weak consumer confidence, tightened mortgage standards, significant foreclosure activity, a more challenging appraisal environment, higher than normal unemployment levels, and significant uncertainty in the global economy. These conditions contributed to sharply weakened demand for new homes and heightened pricing pressures on new and existing home sales. As a result of these factors, we have experienced significant decreases in our revenues and profitability. We have also incurred substantial impairments of our land inventory and certain other assets. During 2012, overall industry new home sales increased, and we returned to profitability. However, the overall demand for new homes remains at low historical levels, and the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain. Accordingly, we can provide no assurances that the adjustments we have made in our operating strategy will be successful.

If the market value of our land and homes drops significantly, our profits could decrease.

The market value of land, building lots and housing inventories can fluctuate significantly as a result of changing market conditions, and the measures we employ to manage inventory risk may not be adequate to insulate our operations from a severe drop in inventory values. We acquire land for expansion into new markets and for replacement of land inventory and expansion within our current markets. If housing demand decreases below what we anticipated when we acquired our inventory, we may not be able to make profits similar to what we have made in the past, we may experience less than anticipated profits, and/or we may not be able to recover our costs when we sell and build homes. When market conditions are such that land values are not appreciating, option arrangements previously entered into may become less desirable, at which time we may elect to forego deposits and pre-acquisition costs and terminate the agreement. In the face of adverse market conditions, we may have substantial inventory carrying costs, we may have to write down our inventory to its fair value, and/or we may have to sell land or homes at a loss.

As a result of the challenging market conditions in the homebuilding industry, we have incurred significant land-related charges resulting from the write-off of deposits and pre-acquisition costs related to land transactions we elected not to pursue, net realizable valuation adjustments related to land positions sold or held for sale, impairments on land assets related to communities under development or to be developed in the future, impairments of our investments in unconsolidated joint ventures, and impairments of our recorded goodwill. It is reasonably possible that the estimated cash flows from our projects may change and could result in a future need to record additional valuation adjustments. Additionally, if conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for additional impairments or write-downs, which could result in additional charges that might be significant.

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

The capital and credit markets have experienced significant volatility in recent years. In many cases, the markets have exerted downward pressure on the availability of liquidity and credit capacity for issuers. We need liquidity for future growth and development of our business. Without sufficient liquidity, we may not be able to purchase additional land or develop land, which could adversely affect our financial results. At December 31, 2012, we had cash and equivalents of $1.4 billion as well as restricted cash totaling $72.0 million. However, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on terms acceptable to us, or at all.

Another source of liquidity includes our ability to use letters of credit and surety bonds pursuant to certain performance-related obligations and as security for certain land option agreements and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. At December 31, 2012, we had outstanding letters of credit and surety bonds totaling $179.2 million and $1.0 billion, respectively. Of these amounts outstanding, $54.5 million of the letters of credit were subject to cash-collateralized agreements while the remaining letters of credit and surety bonds were unsecured. If we are unable to obtain letters of credit or surety bonds when required, or the conditions imposed by issuers increase significantly, our financial condition and results of operations could be adversely affected.

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

Significant judgment is required in determining our provision for income taxes and our reserves for federal, state, and local taxes. In the ordinary course of business, there may be matters for which the ultimate outcome is uncertain. Our evaluation of our tax matters is based on a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues. Although we believe our approach to determining the tax treatment for such items is appropriate, no assurance can be given that the final tax authority review will not be materially different than that which is reflected in our income tax provision and related tax reserves. Such differences could have a material adverse effect on our income tax provision in the period in which such determination is made and, consequently, on our financial position or net income for such period.

We are periodically audited by various federal, state, and local authorities regarding tax matters. Our current audits are in various stages of completion; however, no outcome for a particular audit can be determined with certainty prior to the conclusion of the audit, appeal and, in some cases, litigation process. As each audit is concluded, adjustments, if any, are recorded in our financial statements in the period determined. To provide for potential tax exposures, we maintain tax reserves based on reasonable estimates of potential audit results. If these reserves are insufficient upon completion of an audit, there could be an adverse impact on our financial position and results of operations.

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

As a result of the merger with Centex in August 2009, our ability to use certain of Centex’s pre-ownership change NOLs, BILs, and deductions is limited under Section 382 of the Internal Revenue Code. The applicable Section 382 limitation is approximately $67.4 million per year for NOLs, losses realized on built-in loss assets that are sold within 60 months of the ownership change (i.e. before August 2014), and certain deductions. We do not believe that the Section 382 limitation will prevent the Company from using Centex's pre-ownership change NOL carryforwards and built-in losses or deductions.

The value of our deferred tax assets is also dependent upon the tax rates expected to be in effect at the time taxable income is expected to be generated. A decrease in enacted corporate tax rates in our major jurisdictions, especially the U.S. federal corporate tax rate, would decrease the value of our deferred tax assets, which could be material.

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

Our operations are subject to building, environmental, and other regulations imposed and enforced by various federal, state, and local governing authorities. New housing developments may also be subject to various assessments for schools, parks, streets, and other public improvements. These can cause an increase in the effective cost of our homes.

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

Our financial services operations are also subject to numerous federal, state, and local laws and regulations. These include eligibility requirements for participation in federal loan programs and compliance with consumer lending and similar requirements such as disclosure requirements, prohibitions against discrimination, and real estate settlement procedures. They also subject our operations to examination by applicable agencies, pursuant to which those agencies may limit our ability to provide mortgage financing or title services to potential purchasers of our homes. For our homes to qualify for FHA or VA mortgages, we must satisfy valuation standards and site, material, and construction requirements of those agencies.

On January 10, 2013, the Consumer Financial Protection Bureau adopted new rules regarding the origination of mortgages, including the criteria for “qualified mortgages”. The new rules are scheduled to go into effect in January 2014. We are in the process of analyzing the new rules and the impact such rules will have on our business. Additionally, many other rules required by the Dodd-Frank Act of 2010 have not yet been completed or implemented, which has created uncertainty in the overall U.S. financial services and mortgage industries as to their long-term impact.

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

Inflation may result in increased costs that we may not be able to recoup.

Inflation can have a long-term impact on us because increasing costs of land, materials, and labor may require us to increase the sales prices of homes in order to maintain satisfactory margins. However, we may not be able to raise home prices sufficiently to keep up with the rate of inflation and our margins could decrease. In addition, inflation is often accompanied by higher interest rates, which could have a negative impact on housing demand.

Information technology failures or data security breaches could harm our business.
We use information technology and other computer resources to carry out important operational activities and to maintain our business records. Our computer systems, including our back-up systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches (through cyber-attacks from computer hackers and sophisticated organizations), catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our associates. If our computer systems and our back-up systems are damaged, breached, or cease to function properly, we could suffer interruptions in our operations or unintentionally allow misappropriation of proprietary or confidential information (including information about our homebuyers and business partners), which could require us to incur significant costs to remediate or otherwise resolve these issues.

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

None.

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

ITEM 4.     MINE SAFETY DISCLOSURES

This Item is not applicable.

ITEM 4A.        EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information with respect to our executive officers.

Name	Age	Position	Year Became An Executive Officer
Richard J. Dugas, Jr.	47	Chairman, President and Chief Executive Officer	2002
Robert T. O'Shaughnessy	47	Executive Vice President and Chief Financial Officer	2011
Harmon D. Smith	49	Executive Vice President - Homebuilding Operations and Area President, Texas	2011
James R. Ellinghausen	54	Executive Vice President, Human Resources	2005
Deborah W. Meyer	50	Senior Vice President and Chief Marketing Officer	2009
Steven M. Cook	54	Senior Vice President, General Counsel and Secretary	2006
Stephen P. Schlageter	42	Area President, Northeast	2012
Ryan R. Marshall	38	Area President, Southeast	2012
Patrick J. Beirne	49	Area President, Central	2011
John J. Chadwick	51	Area President, Southwest	2012
Michael J. Schweninger	44	Vice President and Controller	2009
The following is a brief account of the business experience of each officer during the past five years:
Mr. Dugas was appointed Chairman in August 2009 and President and Chief Executive Officer in July 2003. Previously, he was appointed Chief Operating Officer in May 2002 and Executive Vice President in December 2002. Since joining our company in 1994, he has served in a variety of management positions.
Mr. O'Shaughnessy was appointed Executive Vice President and Chief Financial Officer in May 2011. Prior to joining our company, he held a number of financial roles at Penske Automotive Group from 1997 to 2011, most recently as Executive Vice President and Chief Financial Officer.
Mr. Smith was appointed Executive Vice President - Homebuilding Operations and Area President, Texas, in May 2012, and previously held the position of Area President, Gulf Coast since 2008. He has served as an Area President over various geographical markets since 2006.
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
Mr. Schlageter was appointed Area President, Northeast in November 2012 and previously held the positions of Vice President - Strategic Planning since October 2010 and Division President - Raleigh since November 2003.
Mr. Marshall was appointed Area President, Southeast in November 2012 and previously held the positions of Area President, Florida since May 2012 and Division President - South Florida since 2006.
Mr. Beirne was appointed Area President, Central in 2012 and has served as an Area President over various geographical markets since 2006.
Mr. Chadwick was appointed Area President, Southwest in 2012 and previously served as Division President - Arizona. Since 2006, Mr. Chadwick has held the position of Area President or Division President over various geographical markets.
Mr. Schweninger was appointed Vice President and Controller effective March 2009. Since joining our company in 2005, he also has held the positions of Director – Finance & Accounting Process Improvement and Director of Corporate Audit.
There is no family relationship between any of the officers. Each officer serves at the pleasure of the Board of Directors.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the New York Stock Exchange (Symbol: PHM).

Related Stockholder Matters

The table below sets forth, for the quarterly periods indicated, the range of high and low closing prices for our common shares.

	December 31, 2012		December 31, 2011
	High	Low	High	Low
1st Quarter	$9.61	$6.52	$8.69	$6.54
2nd Quarter	10.70	7.69	8.44	6.93
3rd Quarter	16.98	10.02	7.84	3.61
4th Quarter	18.61	15.24	6.48	3.54

At February 1, 2013, there were 2,983 shareholders of record. No dividends were declared during 2012 or 2011.

Issuer Purchases of Equity Securities (1)

	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs ($000’s omitted)
October 1, 2012 to October 31, 2012	—	—	—	102,342(1)
November 1, 2012 to November 30, 2012	—	—	—	102,342(1)
December 1, 2012 to December 31, 2012	—	$—	—	102,342(1)
Total	—	$—	—

(1)
Pursuant to $100 million stock repurchase programs authorized and announced by our Board of Directors in October 2002 and October 2005 and a $200 million stock repurchase authorized and announced in February 2006 (for a total stock repurchase authorization of $400 million), the Company has repurchased a total of 9,688,900 shares for a total of $297.7 million. There are no expiration dates for the programs.

The information required by this item with respect to equity compensation plans is set forth under Item 12 of this annual report on Form 10-K and is incorporated herein by reference.

Performance Graph

The following line graph compares for the fiscal years ended December 31, 2008, 2009, 2010, 2011, and 2012 (a) the yearly cumulative total shareholder return (i.e., the change in share price plus the cumulative amount of dividends, assuming dividend reinvestment, divided by the initial share price, expressed as a percentage) on PulteGroup’s common shares, with (b) the cumulative total return of the Standard & Poor’s 500 Stock Index, and with (c) the Dow Jones U.S. Select Home Construction Index. The Dow Jones U.S. Select Home Construction Index is a widely-recognized index comprised primarily of large national homebuilders. We believe comparison of our shareholder return to this index represents a meaningful analysis for investors.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
AMONG PULTEGROUP, INC., S&P 500 INDEX, AND PEER INDEX
Fiscal Year Ended December 31, 2012

	2007	2008	2009	2010	2011	2012
PULTEGROUP, INC.	100.00	105.06	96.12	72.28	60.65	174.56
S&P 500 Index - Total Return	100.00	63.00	79.68	91.68	93.61	108.60
Dow Jones U.S. Select Home Construction Index	100.00	59.79	61.67	68.55	62.72	112.70

* Assumes $100 invested on December 31, 2007, and the reinvestment of dividends.

ITEM 6.      SELECTED FINANCIAL DATA

Set forth below is selected consolidated financial data for each of the past five fiscal years. The selected financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and Notes thereto included elsewhere in this report.

	Years Ended December 31, (000’s omitted, except per share data)
	2012	2011	2010	2009 (a)	2008
OPERATING DATA:
Homebuilding:
Revenues	$4,659,110	$4,033,596	$4,447,627	$3,966,589	$6,112,038
Income (loss) before income taxes	$157,991	$(275,830)	$(1,240,155)	$(1,920,081)	$(1,710,644)
Financial Services:
Revenues	$160,888	$103,094	$121,663	$117,800	$151,016
Income (loss) before income taxes	$25,563	$(34,470)	$5,609	$(55,038)	$28,045

Consolidated results:
Revenues	$4,819,998	$4,136,690	$4,569,290	$4,084,389	$6,263,054

Income (loss) before income taxes	$183,554	$(310,300)	$(1,234,546)	$(1,975,119)	$(1,682,599)
Income tax expense (benefit)	(22,591)	(99,912)	(137,817)	(792,552)	(209,486)
Net income (loss)	$206,145	$(210,388)	$(1,096,729)	$(1,182,567)	$(1,473,113)

PER SHARE DATA:
Net income (loss) per share:
Basic	$0.54	$(0.55)	$(2.90)	$(3.94)	$(5.81)
Diluted	$0.54	$(0.55)	$(2.90)	$(3.94)	$(5.81)
Number of shares used in calculation:
Basic	381,562	379,877	378,585	300,179	253,512
Effect of dilutive securities	3,002	—	—	—	—
Diluted	384,564	379,877	378,585	300,179	253,512
Shareholders’ equity	$5.66	$5.07	$5.59	$8.39	$10.98
Cash dividends declared	$—	$—	$—	$—	$0.16

(a)	Includes operations of Centex Corporation since August 18, 2009.

	December 31, ($000’s omitted)
	2012	2011	2010	2009 (a)	2008
BALANCE SHEET DATA:
House and land inventory	$4,214,046	$4,636,468	$4,781,813	$4,940,358	$4,201,289
Total assets	6,734,409	6,885,620	7,699,376	10,051,222	7,708,458
Senior notes	2,509,613	3,088,344	3,391,668	4,281,532	3,166,305
Shareholders’ equity	2,189,616	1,938,615	2,135,167	3,194,440	2,835,698

	Years Ended December 31,
	2012	2011	2010	2009 (a)	2008
OTHER DATA:
Markets, at year-end	58	61	67	69	49
Active communities, at year-end	670	700	786	882	572
Closings (units)	16,505	15,275	17,095	15,013	21,022
Net new orders (units)	19,039	15,215	15,148	14,185	15,306
Backlog (units), at year-end	6,458	3,924	3,984	5,931	2,174
Average selling price (per unit)	$276,000	$259,000	$259,000	$258,000	$284,000
Gross margin from home sales (b)	15.8%	12.8%	9.4%	(10.5)%	(10.1)%

(a)	Includes operations of Centex Corporation since August 18, 2009.

(b)	Homebuilding interest expense, which represents the amortization of capitalized interest, and land and community valuation adjustments are included in home sale cost of revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In 2012, new home sales in the U.S. increased for the first time since 2005. Although this volume remains very low compared to historical levels, the improved environment and our restructuring actions contributed to our return to profitability in 2012 as net new orders, closings, revenues, gross margin, and overhead leverage all improved compared with 2011. During the year, our net new orders increased 25% over 2011 from 4% fewer active communities. We also generated significant positive operating cash flow, highlighting some of the benefits of our efforts to improve our capital efficiency. By using our existing land assets more efficiently, allocating capital more effectively, and controlling unsold ("spec") inventory, we continued to enhance our balance sheet and position the Company to deliver higher long-term returns.

While the timing of a broad, sustainable recovery in the homebuilding industry remains uncertain, we believe that new home demand is moving along a path toward recovery. The value in new housing resulting from affordable prices, low mortgage rates, escalating rents, and more energy-efficient homes is providing consumers with a compelling reason to buy a new home, especially relative to the ever more expensive rental market and the tightened supply of available existing homes. In the short term, we believe that 2013 will be a better year for U.S. housing than 2012 in spite of continued high levels of unemployment and related low levels of consumer confidence, a challenging U.S. macroeconomic environment, and potential regulatory reforms that may impact the housing and mortgage industries. In the long term, we continue to believe that the national publicly-traded builders will have a competitive advantage over local builders through their ability to leverage economies of scale at a local level, access to more reliable and lower cost financing through the capital markets, ability to control and entitle large land positions, and greater geographic and product diversification. Among the national publicly-traded peer group, we believe that builders with more significant land positions, broad geographic and product diversity, and sustainable capital positions will benefit as market conditions recover. We continue to focus on our primary operational objectives:

•	Improving our inventory turns;

•	More effectively allocating the capital invested in our business using a risk-based portfolio approach;

•
Enhancing revenues through more strategic pricing, including establishing clear business models for each of our brands based on systematic, consumer-driven input, optimizing our pricing through the expanded use of options and lot premiums, and lessening our reliance on spec home sales;

•	Reducing our house costs through common house plan management, value-engineering our house plans, and working with suppliers to reduce costs; and

•	Maintaining an efficient overhead structure.

Continued focus on these operational objectives, combined with improvements in industry conditions, have resulted in a return to profitability in our homebuilding operations and an increase in profits in our financial services businesses.

The following is a summary of our operating results by line of business ($000's omitted, except per share data):

	Years Ended December 31,
	2012	2011	2010
Income (loss) before income taxes:
Homebuilding	$157,991	$(275,830)	$(1,240,155)
Financial Services	25,563	(34,470)	5,609
Income (loss) from continuing operations before income taxes	183,554	(310,300)	(1,234,546)
Income tax expense (benefit)	(22,591)	(99,912)	(137,817)
Net income (loss)	$206,145	$(210,388)	$(1,096,729)
Per share data - assuming dilution:
Net income (loss)	$0.54	$(0.55)	$(2.90)

•	The Homebuilding income (loss) before income taxes included charges related to the following items ($000's omitted):

	2012	2011	2010
Land-related charges (see Note 5)	$17,195	$35,786	$216,352
Loss on debt retirements (see Note 7)	32,071	5,638	38,920
Restructuring costs (see Note 3)	11,787	19,696	50,718
Goodwill impairments (see Note 2)	—	240,541	656,298
Insurance-related adjustments (see Note 13)	—	—	280,390
	$61,053	$301,661	$1,242,678

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements.

Our Homebuilding operating results improved significantly from the losses experienced in 2011 and 2010 as the result of the lower charges listed in the above table, as well as higher revenues, increased gross margins, and improved overhead leverage.

•
The Financial Services income in 2012 compared to the loss in 2011 was due to higher origination volumes, improved loan pricing, and lower loss reserves related to loans originated in previous years. Such loss reserves totaled $49.0 million in 2012, compared with $59.3 million in 2011 (see Note 13 to the Consolidated Financial Statements). The Financial Services loss in 2011 compared to the income in 2010 was primarily due to increased loan loss reserves in 2011 as such reserves totaled $16.9 million in 2010.

•	The income tax benefits in 2012, 2011, and 2010 were attributable primarily to the favorable resolution of certain federal and state income tax matters.

Homebuilding Operations

The following is a summary of income (loss) before income taxes for our Homebuilding operations ($000’s omitted):

	Years Ended December 31,
	2012	FY 2012 vs. FY 2011	2011	FY 2011 vs. FY 2010	2010
Home sale revenues	$4,552,412	15%	$3,950,743	(11)%	$4,419,812
Land sale revenues	106,698	29%	82,853	198%	27,815
Total Homebuilding revenues	4,659,110	16%	4,033,596	(9)%	4,447,627
Home sale cost of revenues (a)	3,833,451	11%	3,444,398	(14)%	4,006,385
Land sale cost of revenues (b)	94,880	60%	59,279	11%	53,555
Selling, general and administrative expenses ("SG&A") (c)	514,457	(1)%	519,583	(42)%	895,102
Equity in (earnings) loss of unconsolidated entities (d)	(3,873)	21%	(3,194)	12%	(2,843)
Other expense (income), net (e)	66,298	(77)%	293,102	(61)%	742,385
Interest income, net	(4,094)	9%	(3,742)	(45)%	(6,802)
Income (loss) before income taxes	$157,991	157%	$(275,830)	78%	$(1,240,155)
Supplemental data:
Gross margin from home sales	15.8%	300 bps	12.8%	340 bps	9.4%
SG&A as a percentage of home sale revenues	11.3%	(190) bps	13.2%	(710) bps	20.3%
Closings (units)	16,505	8%	15,275	(11)%	17,095
Average selling price	$276	7%	$259	0%	$259
Net new orders:
Units	19,039	25%	15,215	0%	15,148
Dollars (f)	$5,424,300	37%	$3,953,829	1%	$3,898,950
Cancellation rate	15%		19%		19%
Active communities at December 31	670	(4)%	700	(11)%	786
Backlog at December 31:
Units	6,458	65%	3,924	(2)%	3,984
Dollars	$1,931,538	82%	$1,059,649	0%	$1,056,563

(a)
Includes the amortization of capitalized interest. Home sale cost of revenues also includes land and community valuation adjustments of $13.4 million, $15.9 million, and $169.7 million for 2012, 2011, and 2010, respectively.

(b)	Includes net realizable value adjustments for land held for sale of $1.5 million, $9.8 million, and $39.1 million for 2012, 2011, and 2010, respectively.

(c)	SG&A for 2010 includes the adverse impact of insurance reserve adjustments totaling $280.4 million.

(d)	Includes impairments of our investments in unconsolidated joint ventures, which totaled $1.9 million in 2010.

(e)
Includes goodwill impairment charges of $240.5 million and $656.3 million in 2011 and 2010, respectively. Also includes the write-off of deposits and pre-acquisition costs for land option contracts we elected not to pursue of $2.3 million, $10.0 million, and $5.6 million in 2012, 2011, and 2010, respectively, and net losses related to the redemption of debt totaling $32.1 million, $5.6 million, and $38.9 million in 2012, 2011, and 2010, respectively.

(f)	Net new order dollars represent a composite of new order dollars combined with other movements of the dollars in backlog related to cancellations and change orders.

Home sale revenues

Home sale revenues for 2012 were higher than 2011 by $601.7 million, or 15%. The increase was attributable to a 7% increase in the average selling price combined with an 8% increase in closings. The increase in average selling price reflects an ongoing shift in our revenue mix toward move-up buyers and improved market conditions. The increase in closings was realized from 4% fewer active communities and was concentrated primarily in our North and Southwest segments.

Home sale revenues for 2011 were lower than 2010 by $469.1 million, or 11%. The decrease was attributable to an 11% decrease in closings as average selling prices remained stable from 2010 to 2011. The decline in closings for 2011 compared with 2010 occurred in each of our Homebuilding segments, except for Florida, and resulted primarily from lower industry volumes, in part due to the expiration of the federal homebuyer tax credit that existed during 2010. This tax credit favorably impacted new orders and closings during the first half of 2010, in part we believe by pulling forward customer demand. The 11% decrease in our active communities also contributed to the lower closings.

Home sale gross margins

Home sale gross margins were 15.8% in 2012, compared with 12.8% in 2011 and 9.4% in 2010. Gross margins during 2012 and 2011 benefited from lower land and community valuation adjustments of $13.4 million and $15.9 million, respectively, compared to $169.7 million in 2010. The increase in gross margins was despite increased capitalized interest amortization, which reduced gross margins by 10 basis points and 70 basis points in 2012 and 2011, respectively, as compared with the comparable prior year periods. The higher capitalized interest amortization was attributable primarily to debt assumed with our 2009 merger with Centex.

Excluding the impact of land and community valuation adjustments and capitalized interest amortization, adjusted home sale gross margins improved to 20.9% in 2012 from 17.9% in 2011 and 16.7% in 2010 (see the Non-GAAP Financial Measures section for a reconciliation of adjusted home sale gross margins). These improved gross margins reflect a combination of factors, including shifts in the product mix of homes closed toward move-up buyers, better alignment of our product offering with current market conditions, contributions from our strategic pricing and house cost reduction objectives, and, in 2012, an improved demand and pricing environment.

Land sales

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land sale revenues and their related gains or losses vary between periods, depending on the timing of land sales and our strategic operating decisions. Land sales had margin contributions of $11.8 million, $23.6 million, and $(25.7) million in 2012, 2011, and 2010, respectively. These margin contributions included net realizable value adjustments related to land held for sale totaling $1.5 million, $9.8 million, and $39.1 million in 2012, 2011, and 2010, respectively.

SG&A

In order to reduce overhead costs, we have reconfigured our organization in recent years to better align our overhead structure with expected volumes. These actions have included consolidating many local divisions along with reducing corporate and support staffing across a number of functions. As a result, SG&A as a percentage of home sale revenues dropped from 13.2% in 2011 to 11.3% in 2012. The gross dollar amount of our SG&A decreased $5.1 million, or 1%, in 2012 compared to 2011 due to this improved overhead leverage, partially offset primarily by higher incentive compensation resulting from our improved operating results.

The gross dollar amount of our SG&A decreased $375.5 million, or 42%, in 2011 compared to 2010 while SG&A as a percentage of home sale revenues dropped to 13.2% in 2011 from 20.3% in 2010. SG&A in 2010 included $280.4 million in insurance reserve adjustments, substantially all of which related to general liability construction defect claims (see Note 13 to the Consolidated Financial Statements for additional discussion of insurance reserve adjustments). Excluding these insurance reserve adjustments, SG&A as a percentage of home sale revenues was 13.2% and 13.9% in 2011 and 2010, respectively. (See the Non-GAAP Financial Measures section for a reconciliation of SG&A as a percentage of home sale revenue, excluding insurance reserve adjustments). This improved overhead leverage resulted from a combination of better matching our overall cost structure with the current business environment and lower severance and equity compensation expense in 2011 compared to 2010.

Equity in (earnings) loss of unconsolidated entities

Equity in (earnings) loss of unconsolidated entities was $(3.9) million, $(3.2) million, and $(2.8) million for 2012, 2011, and 2010, respectively. The majority of our unconsolidated entities represent land development joint ventures. As a result, the timing of income and losses varies between periods depending on the timing of transactions and circumstances specific to each entity.

Other expense (income), net

Other expense (income), net includes the following ($000’s omitted):

	2012	2011	2010
Write-offs of deposits and pre-acquisition costs (Note 4)	$2,278	$10,002	$5,594
Loss on debt retirements (Note 7)	32,071	5,638	38,920
Lease exit and related costs (Note 3)	7,306	9,900	28,378
Amortization of intangible assets (Note 1)	13,100	13,100	13,100
Goodwill impairments (Note 2)	—	240,541	656,298
Miscellaneous expense (income), net	11,543	13,921	95
	$66,298	$293,102	$742,385

For additional information on each of the above, see the applicable Notes to the Consolidated Financial Statements. Miscellaneous expense (income), net includes $5.1 million in 2012 and $17.1 million in 2011 related to the write-down of notes receivable.

Interest income, net

The increase in interest income, net for 2012 compared with 2011 resulted primarily from higher invested cash balances. The decrease in interest income, net in 2011 compared with 2010 resulted from lower invested cash balances.

Net new orders

Net new orders increased 25% in 2012 compared with 2011 while selling from 4% fewer active communities in 2012 (670 at December 31, 2012). The increase in net new orders was broad-based as each of our reportable segments experienced increases during 2012, with the largest increases occurring in our North and Southwest segments. The cancellation rate (canceled orders for the period divided by gross new orders for the period) was 15% in 2012 compared to 19% in 2011. Ending backlog units, which represent orders for homes that have not yet closed, increased 65% at December 31, 2012 compared with December 31, 2011, due to the increase in net new orders.

Net new order levels were essentially flat for 2011 compared with 2010. Net new orders reflected the impact of the federal homebuyer tax credit that expired during 2010, which favorably impacted new orders during the first half of 2010, and the reduced number of active communities in 2011. At December 31, 2011, we had 700 active communities, a decrease of 11% from December 31, 2010. The cancellation rate for 2011 was unchanged from 2010 at 19%. Ending backlog was essentially flat at December 31, 2011 compared with December 31, 2010, consistent with the overall new order levels.

Homes in production

The following is a summary of our homes in production at December 31, 2012 and 2011:

	2012	2011
Sold	4,162	2,640
Unsold
Under construction	753	1,381
Completed	503	1,481
	1,256	2,862
Models	1,119	1,278
Total	6,537	6,780

The slight decrease in homes in production at December 31, 2012 compared to December 31, 2011 is the result of a significant reduction in homes unsold to customers ("spec homes"), largely offset by a large increase in the number of sold homes in production. Reducing our reliance on sales of spec homes is a component of our strategic pricing and inventory turns objectives, so we focused in 2012 on lowering the overall level of spec home inventory, especially completed specs ("final specs"). The increase in sold homes in production resulted from the significant increase in net new orders and backlog.

Controlled lots

The following is a summary of our lots under control at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011
	Owned	Optioned	Controlled	Owned	Optioned	Controlled
Northeast	9,211	2,655	11,866	10,540	2,121	12,661
Southeast	13,372	2,756	16,128	15,016	3,215	18,231
Florida	23,906	3,689	27,595	26,444	2,136	28,580
Texas	12,218	3,685	15,903	14,759	4,231	18,990
North	12,946	2,603	15,549	15,084	1,676	16,760
Southwest	31,407	1,427	32,834	35,090	698	35,788
Total	103,060	16,815	119,875	116,933	14,077	131,010

Developed (%)	27%	34%	28%	28%	38%	29%

Of our controlled lots, 103,060 and 116,933 were owned and 9,634 and 10,060 were under option agreements approved for purchase at December 31, 2012 and 2011, respectively. In addition, there were 7,181 and 4,017 lots under option agreements pending approval at December 31, 2012 and 2011, respectively. While we continue to purchase land positions where it makes strategic and economic sense to do so, the reduction in lots resulting from closings, land disposition activity, and withdrawals from land option contracts exceeded the number of lots added by new transactions during the year ended December 31, 2012. This trend is consistent with our focus on improving our inventory turns.

The remaining purchase price under our land option agreements totaled $923.4 million at December 31, 2012. These land option agreements, which generally may be canceled at our discretion and in certain cases extend over several years, are secured by deposits and pre-acquisition costs totaling $70.1 million, of which only $2.9 million is refundable.

Non-GAAP Financial Measures

This report contains information about our home sale gross margins and selling, general and administrative expenses (“SG&A”) reflecting certain adjustments. These measures are considered non-GAAP financial measures under the SEC's rules and should be considered in addition to, rather than as a substitute for, the comparable GAAP financial measures as measures of our operating performance. Management and our local divisions use these measures in evaluating the operating performance of each community and in making strategic decisions regarding sales pricing, construction and development pace, product mix, and other daily operating decisions. We believe they are relevant and useful measures to investors for evaluating our performance through (1) gross profit generated on homes delivered during a given period and (2) the efficiency of our overhead cost structure and for comparing our operating performance to other companies in the homebuilding industry. Although other companies in the homebuilding industry report similar information, the methods used may differ. We urge investors to understand the methods used by other companies in the homebuilding industry to calculate gross margins and SG&A and any adjustments thereto before comparing our measures to that of such other companies.

The following tables set forth reconciliations of these non-GAAP financial measures to the GAAP financial measures that management believes to be most directly comparable ($000's omitted):

Home sale gross margin
	Years Ended December 31,
	2012	2011	2010
Home sale revenues	$4,552,412	$3,950,743	$4,419,812
Home sale cost of revenues	3,833,451	3,444,398	4,006,385
Home sale gross margin	718,961	506,345	413,427
Add:
Land and community valuation adjustments (a)	$6,969	$10,498	$141,592
Capitalized interest amortization (a)	224,291	189,382	180,918
Adjusted home sale gross margin	$950,221	$706,225	$735,937

Home sale gross margin as a percentage of home sale revenues	15.8%	12.8%	9.4%
Adjusted home sale gross margin as a percentage of home sale revenues	20.9%	17.9%	16.7%

(a)	Write-offs of capitalized interest related to land and community valuation adjustments are reflected in capitalized interest amortization.

SG&A
	Years Ended December 31,
	2012	2011	2010
Home sale revenues	$4,552,412	$3,950,743	$4,419,812

SG&A	$514,457	$519,583	$895,102
Less: Insurance reserve adjustments (a)	—	—	280,390
SG&A excluding insurance reserve adjustments	$514,457	$519,583	$614,712

SG&A as a percentage of home sale revenues	11.3%	13.2%	20.3%
SG&A excluding insurance reserve adjustments as a percentage of home sale revenues	11.3%	13.2%	13.9%

(a)	Adjustments to recorded insurance reserves, primarily related to general liability exposures.

Homebuilding Segment Operations

Our homebuilding operations represent our core business. Homebuilding offers a broad product line to meet the needs of homebuyers in our targeted markets. As of December 31, 2012, we conducted our operations in 58 markets located throughout 28 states. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Nevada, New Mexico, Southern California

We also have a reportable segment for our financial services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

The following table presents selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2012	FY 2012 vs. FY 2011	2011	FY 2011 vs. FY 2010	2010
Home sale revenues:
Northeast	$722,691	1%	$714,609	(5)%	$754,280
Southeast	689,163	2%	675,124	(10)%	752,509
Florida	620,156	11%	557,865	3%	539,996
Texas	666,759	8%	615,319	(4)%	638,424
North	989,510	36%	727,085	(16)%	861,559
Southwest	864,133	31%	660,741	(24)%	873,044
	$4,552,412	15%	$3,950,743	(11)%	$4,419,812
Income (loss) before income taxes:
Northeast	$73,345	150%	$29,320	(15)%	$34,619
Southeast	64,678	44%	45,060	92%	23,454
Florida	73,472	63%	44,946	186%	(51,995)
Texas	60,979	83%	33,329	108%	16,026
North	84,597	(b)	(12,376)	(b)	571
Southwest	79,887	118%	36,647	157%	(64,140)
Other homebuilding (a)	(278,967)	38%	(452,756)	62%	(1,198,690)
	$157,991	157%	$(275,830)	78%	$(1,240,155)
Closings (units):
Northeast	1,800	(4)%	1,880	(10)%	2,083
Southeast	2,757	(1)%	2,771	(10)%	3,095
Florida	2,340	4%	2,251	1%	2,224
Texas	3,487	5%	3,327	(7)%	3,563
North	3,103	20%	2,579	(16)%	3,055
Southwest	3,018	22%	2,467	(20)%	3,075
	16,505	8%	$15,275	(11)%	17,095
Average selling price:
Northeast	$401	6%	$380	5%	$362
Southeast	250	2%	244	0%	243
Florida	265	7%	248	2%	243
Texas	191	3%	185	3%	179
North	319	13%	282	0%	282
Southwest	286	7%	268	(6)%	284
	$276	7%	$259	0%	$259

(a)
Other homebuilding includes the amortization of intangible assets, goodwill impairment, amortization of capitalized interest, net losses related to the redemption of debt, and other costs not allocated to the operating segments.

(b)	Percentage not meaningful

The following tables present additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2012	FY 2012 vs. FY 2011	2011	FY 2011 vs. FY 2010	2010
Net new orders - units:
Northeast	1,997	14%	1,749	6%	1,650
Southeast	3,066	16%	2,642	(4)%	2,747
Florida	2,747	19%	2,314	13%	2,046
Texas	4,117	26%	3,278	5%	3,129
North	3,661	39%	2,635	(3)%	2,716
Southwest	3,451	33%	2,597	(9)%	2,860
	19,039	25%	15,215	0%	15,148
Net new orders - dollars:
Northeast	$820,609	22%	$674,134	9%	$617,899
Southeast	787,286	22%	645,993	(3)%	662,650
Florida	735,250	26%	581,778	18%	494,587
Texas	807,455	33%	606,239	6%	570,860
North	1,228,743	64%	748,089	(1)%	757,639
Southwest	1,044,957	50%	697,596	(12)%	795,315
	$5,424,300	37%	$3,953,829	1%	$3,898,950
Cancellation rates:
Northeast	12%		14%		16%
Southeast	13%		16%		16%
Florida	12%		13%		11%
Texas	22%		28%		29%
North	13%		17%		17%
Southwest	15%		19%		18%
	15%		19%		19%
Unit backlog:
Northeast	622	46%	425	(24)%	556
Southeast	911	51%	602	(18)%	731
Florida	1,065	62%	658	11%	595
Texas	1,455	76%	825	(6)%	874
North	1,267	79%	709	9%	653
Southwest	1,138	61%	705	23%	575
	6,458	65%	3,924	(2)%	3,984
Backlog dollars:
Northeast	$276,851	55%	$178,934	(18)%	$219,409
Southeast	252,656	63%	154,533	(16)%	183,664
Florida	289,133	66%	174,039	16%	150,126
Texas	294,623	91%	153,927	(6)%	163,007
North	446,741	115%	207,507	11%	186,503
Southwest	371,534	95%	190,709	24%	153,854
	$1,931,538	82%	$1,059,649	0%	$1,056,563

The following table presents additional selected financial information for our reportable Homebuilding segments:

	Operating Data by Segment ($000's omitted)
	Years Ended December 31,
	2012	FY 2012 vs. FY 2011	2011	FY 2011 vs. FY 2010	2010
Land-related charges*:
Northeast	$1,794	(64)%	$4,958	17%	$4,235
Southeast	1,363	(44)%	2,429	(83)%	14,141
Florida	214	(95)%	3,999	(93)%	56,833
Texas	556	(33)%	828	(88)%	6,814
North	4,546	(69)%	14,867	(47)%	28,076
Southwest	2,254	(31)%	3,263	(96)%	78,123
Other homebuilding	6,468	19%	5,442	(81)%	28,130
	$17,195	(52)%	$35,786	(83)%	$216,352

*
Land-related charges include land and community valuation adjustments, net realizable value adjustments for land held for sale, write-offs of deposits and pre-acquisition costs for land option contracts we elected not to pursue, and impairments of our investments in unconsolidated entities. Other homebuilding consists primarily of write-offs of capitalized interest. See and to the Consolidated Financial Statements for additional discussion of these charges.

Northeast:

For 2012, Northeast home sale revenues increased 1% compared with 2011 due to a 6% increase in the average selling price, offset in part by a 4% decrease in closings. The increase in average selling price occurred primarily in the Northeast Corridor and Mid-Atlantic, while the decrease in closings was concentrated in the Northeast Corridor and was due to a significant decrease in active communities. The significant increase in income before income taxes was due to moderately improved gross margins and $21.9 million of expense in 2011 related to the write-down of a note receivable and unfavorable resolution of certain contingencies. Net new orders increased 14%, led by our operations in New England.

For 2011, Northeast home sale revenues decreased 5% compared with 2010 due to a 10% decrease in closings offset in part by a 5% increase in the average selling price. The reduction in closing volumes was primarily due to fewer closings in our Mid-Atlantic division, in part due to a lower active community count. The decreased income before income taxes was primarily due to expense of $21.9 million in 2011 related to the write-down of a note receivable and unfavorable resolution of certain contingencies. Such expense was partially offset by improved gross margin compared to the prior year. Net new orders increased 6% in 2011, led by our operations in the Northeast Corridor and Mid-Atlantic.

Southeast:

For 2012, Southeast home sale revenues increased 2% compared with 2011 due to a 2% increase in the average selling price, partially offset by a 1% decrease in closings. The increase in average selling price was concentrated in Georgia and Tennessee. The decrease in closing volumes was primarily due to a moderate decrease in Raleigh. The increased income before income taxes was due to moderately improved gross margins. Net new orders increased 16% in 2012 and reflected increases across all divisions.

For 2011, Southeast home sale revenues decreased 10% compared with 2010 due to a 10% decrease in closings as there was no change in the average selling price. The reduction in closing volumes was primarily due to fewer closings in our Georgia division as well as a lower active community count across all divisions. Gross margin improved compared with the prior year period. The increased income before income taxes was also due to lower land-related charges. Net new orders decreased 4% compared with 2010, due in part to decreased activity in our Tennessee division.

Florida:

For 2012, Florida home sale revenues increased 11% compared with 2011 due to a 7% increase in the average selling price and a 4% increase in closings. The increase in income before income taxes for 2012 was attributable to significantly improved gross margins and overhead leverage, as well as lower land-related charges. Net new orders increased by 19% in 2012 evenly across North and South Florida.

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

Texas:

For 2012, Texas home sale revenues increased 8% compared with the prior year period due to a 5% increase in closings combined with a 3% increase in average selling price. The increase in closings was experienced across all markets, but was concentrated in Houston and San Antonio. The increase in average selling price was concentrated in Central Texas and Dallas. The significant increase in income before income taxes for 2012 was attributable to moderately improved gross margins and overhead leverage. Net new orders increased by 26% for 2012 and reflected increases across all divisions.

For 2011, Texas home sale revenues decreased 4% compared with 2010 due to a 7% decrease in closings partially offset by a 3% increase in the average selling price. The reduction in closing volumes was mainly due to Central Texas and San Antonio. The increased income before income taxes in 2011 was attributable to improved gross margins and lower land-related charges than in the prior year period. Net new order units increased by 5% for 2011, in part due to the grand opening of a large community in Houston.

North:

For 2012, North home sale revenues increased 36% compared with the prior year period due to a 20% increase in closings and a 13% increase in average selling price. The increase in closing volumes was broad-based across all divisions, with the largest increases coming from our Michigan and Indianapolis operations. The increase in average selling price was due to increases at all divisions except Michigan, with the most significant increases in Minnesota and the Pacific Northwest. The substantial increase in income before income taxes, as compared to the loss experienced in 2011, was due to the increased revenues, significantly improved gross margins and overhead leverage, a significant reduction in land-related charges, and gains related to land sale transactions. Net new orders increased by 39% in 2012 compared with 2011, and reflected moderate to significant increases across all divisions, with the largest increases in Michigan and Northern California.

For 2011, North home sale revenues decreased 16% compared with 2010 due to a 16% decrease in closings as there was no change in average selling price. The decrease in closing volumes was due to significantly fewer closings in our Minnesota, St. Louis, and Northern California divisions. Gross margin decreased slightly. The loss before income taxes was primarily due to the reduced revenues, offset in part by reduced land-related charges. Net new order units decreased by 3% in 2011 compared with 2010, primarily in our Minnesota, St. Louis, and Northern California divisions. The sales volumes for our Northern California division reflect the impact of the state homebuyer tax credit that existed in California during 2010. The expiration of this tax credit exacerbated the already challenging local market conditions. These declines were partially offset by improvements in our other North divisions.

Southwest:

For 2012, Southwest home sale revenues increased 31% compared with the prior year period due to a 22% increase in closings and a 7% increase in average selling price. The increase in average selling price occurred across all divisions. The significant increase in income before income taxes was due to the higher revenues, moderately improved gross margins, and better overhead leverage. In 2011, the Southwest also benefited from land sale gains totaling $15.5 million. Net new orders increased by 33% in 2012 compared with 2011 with significant increases across all divisions, except Colorado.

For 2011, Southwest home sale revenues decreased 24% compared with 2010 due to a 20% decrease in closings and a 6% decrease in average selling price. The decreases were due to weakness in each of our divisions combined with the close-out in late 2010 of our luxury condo community in Hawaii that had average selling prices in excess of $1 million. The increase in income before income taxes was primarily due to improved gross margins and the significant decrease in land-related charges. The Southwest also benefited from land sale gains totaling $15.5 million in 2011. Net new order units decreased by 9% in 2011 compared with 2010, due to the close-out of our community in Hawaii as well as reduced activity in our Las Vegas and Southern California markets. Sales volumes for Southern California reflect the impact of the state homebuyer tax credit that existed in California during 2010, the expiration of which exacerbated the already challenging local market conditions.

Financial Services Operations

We conduct our Financial Services operations, which include mortgage and title operations, through Pulte Mortgage and other subsidiaries. In originating mortgage loans, we initially use our own funds, including funds available pursuant to credit agreements with either third parties or with the Company. Substantially all of the loans we originate are sold in the secondary market within a short period of time after origination, generally within 30 days. We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. Operating as a captive business model primarily targeted to supporting our Homebuilding operations, the operating results of our Financial Services operations are highly correlated to Homebuilding. Our Homebuilding customers continue to account for substantially all loan production, representing 99% of loan originations for both 2012 and 2011 and 98% for 2010. We believe that our capture rate, which represents loan originations from our Homebuilding operations as a percentage of total loan opportunities from our Homebuilding operations, excluding cash closings, is an important metric in evaluating the effectiveness of our captive mortgage business model.

The following table presents selected financial information for our Financial Services operations ($000’s omitted):

	Years Ended December 31,
	2012	FY 2011 vs. FY 2010	2011	FY 2011 vs. FY 2010	2010
Mortgage operations revenues	$137,443	65%	$83,260	(12)%	$94,587
Title services revenues	23,445	18%	19,834	(27)%	27,076
Total Financial Services revenues	160,888	56%	103,094	(15)%	121,663
Expenses	135,511	(2)%	137,666	19%	116,122
Equity in (earnings) loss of unconsolidated entities	(186)	82%	(102)	50%	(68)
Income (loss) before income taxes	$25,563	174%	$(34,470)	(715)%	$5,609
Total originations:
Loans	11,322	19%	9,482	(12)%	10,770
Principal	$2,509,928	26%	$1,986,225	(13)%	$2,273,394

	Years Ended December 31,
	2012	2011	2010
Supplemental data:
Capture rate	81.9%	78.5%	77.5%
Average FICO score	743	748	749
Loan application backlog	$1,178,321	$583,472	$558,821
Funded origination breakdown:
FHA	25%	30%	38%
VA	12%	13%	12%
Other agency	61%	56%	49%
Total agency	98%	99%	99%
Non-agency	2%	1%	1%
Total funded originations	100%	100%	100%

Revenues

Total Financial Services revenues during 2012 increased 56% compared to 2011 due to a 19% increase in loan origination volumes, an increase in average loan size, and improved loan pricing. The increase in loan origination volumes was due to a higher capture rate, higher Homebuilding closing volumes, and fewer cash sales. Interest income, which is included in mortgage operations revenues, was moderately higher in 2012 than in 2011 due to the increase in loan originations.

Financial Services revenues during 2011 decreased 15% compared with 2010, due in large part to a 12% decrease in loan origination volumes compared to 2010 resulting from lower Homebuilding volumes. Interest income was moderately lower in 2011 than in 2010 due to lower interest rates on loans originated.

In recent years, the mortgage industry has experienced a significant overall tightening of lending standards and a shift toward agency production and fixed rate loans versus adjustable rate mortgages (“ARMs”) and unconventional loans. The substantial majority of loan production during 2012, 2011, and 2010 consisted of fixed rate loans, the majority of which are prime, conforming loans. The shift toward agency fixed-rate loans has contributed to profitability as such loans generally result in higher profitability due to higher servicing values and structured guidelines that allow for expense efficiencies when processing the loan. Additionally, the historically low interest rates and difficult regulatory environment in recent periods has contributed to profitability by reducing the level of pricing competition in the market.

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

In recent years, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. During 2012, 2011, and 2010, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Losses related to loan origination liabilities totaled $49.0 million, $59.3 million, and $16.9 million in 2012, 2011, and 2010, respectively, and are reflected in Financial Services expenses. Given the volatility in the mortgage industry and the uncertainty regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. See our Critical Accounting Policies and Estimates and Note 13 to the Consolidated Financial Statements for additional discussion.

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 14 for a discussion of non-guarantor subsidiaries).

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Income before income taxes

The income before income taxes for 2012 as compared to the loss before income taxes in the prior year period was due to higher origination volumes, improved loan pricing, and lower loss reserves related to loans originated in previous years. Such loss reserves totaled $49.0 million in 2012, compared with $59.3 million in 2011 (see Loan origination liabilities above).

The loss before income taxes in 2011 was due to increased loss reserves related to contingent loan origination liabilities, which totaled $59.3 million in 2011, compared to $16.9 million in 2010 (see Loan origination liabilities above). Excluding these losses, our Financial Services segment experienced higher profitability during 2011 than in 2010, primarily as the result of improved loan pricing.

Income Taxes

Our effective tax rate is affected by a number of factors, the most significant of which are the valuation allowance recorded against our deferred tax assets and changes in our unrecognized tax benefits. Due to the effects of these factors, our effective tax rates for 2010 through 2012 are not correlated to the amount of our income or loss before income taxes. Our effective tax rates were (12.3)%, 32.2%, and 11.2% in 2012, 2011 and 2010, respectively. The income tax benefits for 2012, 2011, and 2010 were primarily due to the favorable resolution of certain federal and state income tax matters.

Liquidity and Capital Resources

We finance our land acquisition, development, and construction activities and financial services operations by using internally-generated funds supplemented by credit arrangements with third parties and capital market financing. We routinely monitor current and expected operational requirements and financial market conditions to evaluate accessing other available financing sources, including revolving bank credit and securities offerings. Based on our current financial condition and credit relationships, we believe that our operations and borrowing resources are sufficient to provide for our current and foreseeable capital requirements. However, we continue to evaluate the impact of market conditions on our liquidity and may determine that modifications are appropriate if market conditions deteriorate, if significant growth returns to the homebuilding industry, or if favorable capital market opportunities become available.

At December 31, 2012, we had unrestricted cash and equivalents of $1.4 billion and senior notes of $2.5 billion. We also had restricted cash balances of $72.0 million, the substantial majority of which related to cash serving as collateral under certain letter of credit facilities. Other financing sources include various letter of credit facilities and surety bond arrangements.

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

Our ratio of debt to total capitalization, excluding our Financial Services debt, was 53.4% at December 31, 2012, and 32.1% net of cash and equivalents, including restricted cash. The ratio of debt to total capitalization remains above our desired target. Therefore, we are actively pursuing strategies to reduce our leverage through a combination of cash-generating activities, reducing debt, and returning to consistent profitability. In 2012 this was evidenced by the significant cash flow generated from our operations, primarily through a reduction of inventory, retiring $592.4 million of outstanding debt, and returning our operations to profitability.

Credit agreements

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $54.5 million were outstanding under these agreements at December 31, 2012. Under these agreements, we are required to maintain deposits with these financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility that expires in September 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At December 31, 2012, $124.6 million of letters of credit were outstanding under this facility.

Pulte Mortgage

Pulte Mortgage provides mortgage financing for the majority of our home closings by utilizing its own funds and funds made available pursuant to credit agreements with third parties or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, which generally occurs within 30 days. In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with third party lenders. The Repurchase Agreement provides for loan purchases of up to $150.0 million, subject to certain sublimits, and borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. At December 31, 2012, Pulte Mortgage had $138.8 million outstanding under the Repurchase Agreement, which expires in September 2013. While there can be no assurances that the Repurchase Agreement can be renewed or replaced on commercially reasonable terms upon its expiration, we believe we have adequate liquidity to meet Pulte Mortgage's anticipated financing needs.

Stock repurchase programs

Pursuant to $100 million stock repurchase programs authorized by our Board of Directors in October 2002 and October 2005, and a $200 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million. There have been no repurchases under these programs since 2006. We had remaining authorization to purchase common stock aggregating $102.3 million at December 31, 2012.

Dividends

We did not declare a dividend in 2012, 2011, or 2010. Future dividends will depend upon a variety of factors considered relevant by the Board of Directors, including our earnings, capital requirements, financial condition, market conditions, and other factors.

Cash flows

In 2012, we generated significant positive operating cash flow through a combination of earnings and significant reductions in inventory. However, as growth conditions return to the homebuilding industry, we will need to invest significant capital into our operations to support such growth. Additionally, the supply of finished lots (fully developed land) ready for immediate home construction has declined in many of our markets. As a result, we expect that raw or partially developed land and related development costs will represent an increasing proportion of our future land investments, which may result in increased inventory levels.

Operating activities

Our net cash provided by operating activities in 2012 was $760.1 million, compared with $17.3 million and $592.1 million in 2011 and 2010, respectively. Generally, the primary drivers of our cash flow from operations are profitability and changes in inventory levels. Our positive cash flow from operations for 2012 was primarily due to our net income of $206.1 million combined with a net decrease in inventories of $455.2 million. The inventory decrease resulted from lower reinvestment in land inventory combined with a significant reduction in spec homes in production, partially offset by an increase in sold homes in production.

The net losses for 2011 and 2010 were largely the result of non-cash asset impairments and insurance reserve adjustments, so the cash flows from operations each period primarily relate to changes in working capital. Our positive cash flow from operations in 2011 was primarily the result of a net decrease in inventories combined with income tax refunds, net of payments, of $62.2 million offset by financing Pulte Mortgage's lending operations, which reduced cash flows from operations by $52.8 million in 2011.

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

Investing activities

Net cash provided by investing activities totaled $9.7 million in 2012, compared with net cash used in investing activities of $93.6 million in 2011 and $19.5 million in 2010. The positive cash flow from investing activities in 2012 was primarily due to a $28.7 million decrease in the restricted cash we are required to maintain under our letter of credit facilities, which resulted from a reduction in letters of credit outstanding, offset by capital expenditures and investments in unconsolidated entities.

The negative cash flow from investing activities for 2011 was due to $83.2 million of restricted cash we were required to maintain related to our letter of credit facilities, partially offset by proceeds from the sale of property and equipment related to the consolidation of certain facilities.

The net cash used in investing activities in 2010 was primarily the result of investments in unconsolidated entities and capital expenditures, partially offset by distributions from unconsolidated entities and a reduction in residential mortgage loans held for investment.

Financing activities

Net cash used in financing activities was $448.2 million in 2012, compared with $324.0 million and $949.7 million in 2011 and 2010, respectively. During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. Completion of these transactions required the use of $618.8 million, $321.1 million, and $935.9 million of cash in 2012, 2011, and 2010, respectively. Cash used in financing activities in 2012 also reflects $138.8 million of borrowings under the Repurchase Agreement as well as $32.8 million from issuance of common shares in connection with stock option exercises. As discussed above, we used internal funds to finance Pulte Mortgage's operations during 2011 and 2010, the effects of which are reflected in cash flows from operating activities.

Inflation

We, and the homebuilding industry in general, may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing costs. In addition, higher mortgage interest rates affect the affordability of permanent mortgage financing to prospective homebuyers. While we attempt to pass on to our customers increases in our costs through increased sales prices, market forces may limit our ability to do so. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, our revenues, gross margins, and net income would be adversely affected.

Seasonality

Our homebuilding operating cycle historically reflected increased revenues, profitability, and cash flow from operations during the fourth quarter based on the timing of home closings. While the challenging market conditions experienced in recent years lessened the seasonal variations of our results, we have experienced a return to a more traditional demand pattern as new orders were higher in the first half of the year and home closings increased in each quarter throughout the year. If and when the homebuilding industry more fully recovers from the recent downturn, we believe these traditional seasonal patterns will continue.

Contractual Obligations and Commercial Commitments

The following table summarizes our payments under contractual obligations as of December 31, 2012:

	Payments Due by Period ($000’s omitted)
	Total	2013	2014-2015	2016-2017	After 2017
Contractual obligations:
Long-term debt (a)	$4,536,577	$161,093	$1,047,757	$731,430	$2,596,297
Operating lease obligations	118,758	29,526	47,970	24,776	16,486
Other long-term liabilities (b)	2,465	1,677	788	—	—
Total contractual obligations (c)	$4,657,800	$192,296	$1,096,515	$756,206	$2,612,783

(a)	Represents principal and interest payments related to our senior notes.

(b)	Represents limited recourse collateralized financing arrangements and related interest payments.

(c)	We do not have any payments due in connection with capital lease or long-term purchase obligations.
We are subject to certain obligations associated with entering into contracts (including land option contracts) for the purchase, development, and sale of real estate in the routine conduct of our business. Option contracts for the purchase of land enable us to defer acquiring portions of properties owned by third parties and unconsolidated entities until we have determined whether to exercise our option, which may serve to reduce our financial risks associated with long-term land holdings. At December 31, 2012, we had $70.1 million of deposits and pre-acquisition costs relating to option agreements to acquire 16,815 homesites with a remaining purchase price of $923.4 million. We expect to acquire approximately half of these lots within the next two years and the remainder thereafter.

At December 31, 2012, we had $170.4 million of gross unrecognized tax benefits and $31.5 million of related accrued interest and penalties. We are currently under examination by various taxing jurisdictions and anticipate finalizing the examinations with certain jurisdictions within the next twelve months. However, the final outcome of these examinations is not yet determinable. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 - 2012.

The following table summarizes our other commercial commitments as of December 31, 2012:

	Amount of Commitment Expiration by Period ($000’s omitted)
	Total	2013	2014-2015	2016-2017	After 2017
Other commercial commitments:
Guarantor credit facilities (a)	$204,547	$54,547	$150,000	$—	$—
Non-guarantor credit facilities (b)	150,000	150,000	—	—	—
Total commercial commitments (c)	$354,547	$204,547	$150,000	$—	$—

(a)
The $150.0 million in 2014 represents the capacity of our unsecured letter of credit facility, of which $124.6 million was outstanding at December 31, 2012, while the $54.5 million in 2013 represents letters of credit outstanding under our cash-collateralized letter of credit agreements.

(b)	Represents the capacity of the Repurchase Agreement, which expires in September 2013.

(c)	The above table excludes an aggregate $1.0 billion of surety bonds, which typically do not have stated expiration dates.

Off-Balance Sheet Arrangements

We use letters of credit and surety bonds to guarantee our performance under various contracts, principally in connection with the development of our projects. The expiration dates of the letter of credit contracts coincide with the expected completion date of the related homebuilding projects. If the obligations related to a project are ongoing, annual extensions of the letters of credit are typically granted on a year-to-year basis. At December 31, 2012, we had outstanding letters of credit of $179.2 million. Our surety bonds generally do not have stated expiration dates; rather, we are released from the bonds as the contractual performance is completed. These bonds, which approximated $1.0 billion at December 31, 2012, are typically outstanding over a period of approximately three to five years. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of houses in the future. At December 31, 2012, these agreements had an aggregate remaining purchase price of $923.4 million. Pursuant to these land option agreements, we provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. In certain instances, we are required to record the land under option as if we own it. At December 31, 2012, we consolidated certain land option agreements and recorded assets of $31.1 million as land, not owned, under option agreements.

At December 31, 2012, aggregate outstanding debt of unconsolidated joint ventures was $6.9 million, of which our proportionate share of such joint venture debt was $1.6 million. Of our proportionate share of joint venture debt, we provided limited recourse guaranties for $0.8 million at December 31, 2012. See Note 6 to the Consolidated Financial Statements for additional information.

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

Revenue recognition

Homebuilding – Homebuilding revenue and related profit are generally recognized at the time of the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage, our wholly-owned mortgage subsidiary, and the buyer has not made an adequate initial or continuing investment, the profit on such sales is deferred until the sale of the related mortgage loan to a third-party investor has been completed, unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing.

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

Inventory valuation

Inventory is stated at cost unless the carrying value is determined to not be recoverable, in which case the affected inventory is written down to fair value. Cost includes land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

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

Residential mortgage loans available-for-sale

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

We sell substantially all of the loans we originate to investors in the secondary market within a short period of time after origination. In recent years, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces our exposure. Requests undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that we do not believe repurchases or make-whole payments will ultimately be required. For those requests that we believe will result in repurchases or make-whole payments, actual loss severities are expected to approximate 50% of the outstanding principal balance.

During 2012, 2011, and 2010, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Our current estimates assume that such requests will continue through 2014. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates. For example, if the total number of loans we are required to repurchase is ultimately 10% lower or higher than our current estimates, the amount of future losses would decrease or increase by approximately $16.0 million.

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims satisfy our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

At any point in time, we are managing over 1,000 individual claims related to general liability, property, errors and omission, workers compensation, and other business insurance coverage. We reserve for costs associated with such claims (including expected claims management expenses relating to legal fees, expert fees, and claims handling expenses) on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims. The actuarial analyses calculate an estimate of the ultimate net cost of all unpaid losses, including estimates for incurred but not reported losses ("IBNR"). IBNR represents losses related to claims incurred but not yet reported plus development on reported claims. These estimates make up a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in claims reporting and resolution patterns, third party recoveries, insurance industry practices, the regulatory environment, and legal precedent. State regulations vary, but construction defect claims are reported and resolved over an extended period often exceeding ten years. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from our subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable.

The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 78% of the total general liability reserves, which represent the vast majority of the total recorded reserves, at December 31, 2012 and 2011, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

Our recorded reserves for all such claims totaled $721.3 million and $739.0 million at December 31, 2012 and 2011, respectively, the vast majority of which relate to general liability claims. Because of the inherent uncertainty in estimating future losses related to these claims, actual costs could differ significantly from estimated costs. Based on the actuarial analyses performed, we believe the range of reasonably possible losses related to these claims is $650 million to $800 million. While this range represents our best estimate of our ultimate liability related to these claims, due to a variety of factors, including those factors described above, there can be no assurance that the ultimate costs realized by us will fall within this range.

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

We continue to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a significant three-year cumulative pre-tax loss position at December 31, 2012. Other negative evidence includes a challenging U.S. macroeconomic environment and uncertainty regarding the timing of a broad, sustainable recovery in the homebuilding industry. However, we earned a profit before income taxes for the year ended December 31, 2012 and have seen significant increases in new orders, backlog, and home sale gross margin. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a large portion of the valuation allowance during

2013. Realization of a portion of our deferred tax assets for state NOL carryforwards and other items, however, is more unlikely than the realization of federal deferred tax assets. This is due to the need to generate sufficient taxable income in each of the respective jurisdictions prior to the expirations of the various state carryforward periods, some of which expire sooner than the 20-year federal NOL carryforwards.

New accounting pronouncements

See Note 1 to the Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk on our rate-sensitive financings to the extent long-term rates decline. The following tables set forth, as of December 31, 2012 and 2011, our rate-sensitive financing obligations, principal cash flows by scheduled maturity, weighted-average interest rates, and estimated fair value ($000’s omitted).

	As of December 31, 2012 for the Years ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$—	$398,852	$369,222	$465,245	$150,000	$1,150,000	$2,533,319	$2,663,451
Average interest rate	—%	5.49%	5.24%	6.50%	7.63%	6.80%	6.36%

	As of December 31, 2011 for the Years ending December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Rate-sensitive liabilities:
Fixed interest rate debt:
Senior notes	$96,393	$182,221	$574,590	$492,491	$480,000	$1,300,000	$3,125,695	$2,765,151
Average interest rate	5.45%	5.51%	5.50%	5.23%	6.50%	6.89%	6.19%

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

In order to reduce these risks, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We enter into one of the aforementioned derivative financial instruments upon accepting interest rate lock commitments. Changes in the fair value of interest rate lock commitments and the other derivative financial instruments are recognized in Financial Services revenues. We do not use any derivative financial instruments for trading purposes.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PULTEGROUP, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
($000’s omitted, except per share data)

	2012	2011
ASSETS
Cash and equivalents	$1,404,760	$1,083,071
Restricted cash	71,950	101,860
House and land inventory	4,214,046	4,636,468
Land held for sale	91,104	135,307
Land, not owned, under option agreements	31,066	24,905
Residential mortgage loans available-for-sale	318,931	258,075
Investments in unconsolidated entities	45,629	35,988
Other assets	407,675	447,598
Intangible assets	149,248	162,348
	$6,734,409	$6,885,620
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable, including book overdrafts of $42,053 and $48,380 in 2012 and 2011, respectively	$178,274	$196,447
Customer deposits	101,183	46,960
Accrued and other liabilities	1,418,063	1,411,941
Income tax liabilities	198,865	203,313
Financial Services debt	138,795	—
Senior notes	2,509,613	3,088,344
Total liabilities	4,544,793	4,947,005
Shareholders’ equity:
Preferred stock, $0.01 par value; 25,000,000 shares authorized, none issued	$—	$—
Common stock, $0.01 par value; 400,000,000 shares authorized, 386,608,436 and 382,607,543 shares issued and outstanding at December 31, 2012 and 2011, respectively	3,866	3,826
Additional paid-in capital	3,030,889	2,986,240
Accumulated other comprehensive loss	(992)	(1,306)
Accumulated deficit	(844,147)	(1,050,145)
Total shareholders’ equity	2,189,616	1,938,615
	$6,734,409	$6,885,620
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012, 2011, and 2010
(000’s omitted, except per share data)

	2012	2011	2010
Revenues:
Homebuilding
Home sale revenues	$4,552,412	$3,950,743	$4,419,812
Land sale revenues	106,698	82,853	27,815
	4,659,110	4,033,596	4,447,627
Financial Services	160,888	103,094	121,663
Total revenues	4,819,998	4,136,690	4,569,290
Homebuilding Cost of Revenues:
Home sale cost of revenues	3,833,451	3,444,398	4,006,385
Land sale cost of revenues	94,880	59,279	53,555
	3,928,331	3,503,677	4,059,940
Financial Services expenses	135,511	137,666	116,122
Selling, general and administrative expenses	514,457	519,583	895,102
Other expense (income), net	66,298	293,102	742,385
Interest income	(4,913)	(5,055)	(9,531)
Interest expense	819	1,313	2,729
Equity in (earnings) loss of unconsolidated entities	(4,059)	(3,296)	(2,911)
Income (loss) before income taxes	183,554	(310,300)	(1,234,546)
Income tax expense (benefit)	(22,591)	(99,912)	(137,817)
Net income (loss)	$206,145	$(210,388)	$(1,096,729)

Net income (loss) per share:
Basic	$0.54	$(0.55)	$(2.90)
Diluted	$0.54	$(0.55)	$(2.90)

Number of shares used in calculation:
Basic	381,562	379,877	378,585
Effect of dilutive securities	3,002	—	—
Diluted	384,564	379,877	378,585

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the years ended December 31, 2012, 2011, and 2010
(000’s omitted, except per share data)

	2012	2011	2010
Net income (loss)	$206,145	$(210,388)	$(1,096,729)

Other comprehensive income, net of tax:
Change in fair value of derivatives	314	213	724
Foreign currency translation adjustments	—	—	6
Other comprehensive income	314	213	730

Comprehensive income (loss)	$206,459	$(210,175)	$(1,095,999)

See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2012, 2011, and 2010
(000’s omitted, except per share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	$
Shareholders' Equity, January 1, 2010	380,690	$3,807	$2,935,737	$(2,249)	$257,145	$3,194,440
Stock option exercises	902	9	8,659	—	—	8,668
Stock awards, net of cancellations	884	9	(9)	—	—	—
Stock repurchases	(448)	(5)	(3,549)	—	(469)	(4,023)
Stock-based compensation	—	—	32,081	—	—	32,081
Net income (loss)	—	—	—	—	(1,096,729)	(1,096,729)
Other comprehensive income	—	—	—	730	—	730
Shareholders' Equity, December 31, 2010	382,028	$3,820	$2,972,919	$(1,519)	$(840,053)	$2,135,167
Stock awards, net of cancellations	944	10	(10)	—	—	—
Stock repurchases	(364)	(4)	(3,128)	—	296	(2,836)
Stock-based compensation	—	—	16,459	—	—	16,459
Net income (loss)	—	—	—	—	(210,388)	(210,388)
Other comprehensive income	—	—	—	213	—	213
Shareholders' Equity, December 31, 2011	382,608	$3,826	$2,986,240	$(1,306)	$(1,050,145)	$1,938,615
Stock option exercises	2,877	29	32,780	—	—	32,809
Stock awards, net of cancellations	1,228	12	(12)	—	—	—
Stock repurchases	(105)	(1)	(813)	—	(147)	(961)
Stock-based compensation	—	—	12,694	—	—	12,694
Net income (loss)	—	—	—	—	206,145	206,145
Other comprehensive income	—	—	—	314	—	314
Shareholders' Equity, December 31, 2012	386,608	$3,866	$3,030,889	$(992)	$(844,147)	$2,189,616
See Notes to Consolidated Financial Statements.

PULTEGROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011, and 2010
($000’s omitted)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$206,145	$(210,388)	$(1,096,729)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Write-down of land and deposits and pre-acquisition costs	17,195	35,786	214,444
Goodwill impairments	—	240,541	656,298
Depreciation and amortization	30,027	32,098	45,660
Stock-based compensation expense	22,897	16,970	32,081
Loss on debt retirements	32,071	5,638	38,920
Equity in (earnings) loss of unconsolidated entities	(4,059)	(3,296)	(2,911)
Distributions of earnings from unconsolidated entities	7,488	7,083	5,512
Other non-cash, net	10,356	12,188	11,539
Increase (decrease) in cash due to:
Restricted cash	1,257	5,940	7,775
Inventories	455,223	54,891	(28,754)
Residential mortgage loans available-for-sale	(60,828)	(82,113)	(7,991)
Other assets	26,014	182,471	970,305
Accounts payable, accrued and other liabilities	20,802	(189,435)	(187,512)
Income tax liabilities	(4,448)	(91,095)	(66,513)
Net cash provided by (used in) operating activities	760,140	17,279	592,124
Cash flows from investing activities:
Distributions from unconsolidated entities	3,029	4,531	4,231
Investments in unconsolidated entities	(16,456)	(4,603)	(22,890)
Net change in loans held for investment	836	325	12,603
Change in restricted cash related to letters of credit	28,653	(83,199)	—
Proceeds from the sale of property and equipment	7,586	10,555	1,780
Capital expenditures	(13,942)	(21,238)	(15,179)
Net cash provided by (used in) investing activities	9,706	(93,629)	(19,455)
Cash flows from financing activities:
Financial Services borrowings (repayments)	138,795	—	(18,394)
Other borrowings (repayments)	(618,800)	(321,133)	(935,917)
Stock option exercises	32,809	—	8,668
Stock repurchases	(961)	(2,836)	(4,023)
Net cash provided by (used in) financing activities	(448,157)	(323,969)	(949,666)
Net increase (decrease) in cash and equivalents	321,689	(400,319)	(376,997)
Cash and equivalents at beginning of period	1,083,071	1,483,390	1,860,387
Cash and equivalents at end of period	$1,404,760	$1,083,071	$1,483,390
Supplemental Cash Flow Information:
Interest paid (capitalized), net	$(1,470)	$(9,623)	$18,367
Income taxes paid (refunded), net	$(13,322)	$(62,167)	$(941,283)
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

Cash and equivalents

Cash and equivalents include institutional money market investments and time deposits with a maturity of three months or less when acquired. Cash and equivalents at December 31, 2012 and 2011 also included $8.1 million and $13.0 million, respectively, of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

Restricted cash

We maintain certain cash balances that are restricted as to their use. Restricted cash consists primarily of deposits maintained with financial institutions under certain cash-collateralized letter of credit agreements (see Note 7). The remaining balances relate to certain other accounts with restrictions, including customer deposits on home sales that are temporarily restricted by regulatory requirements until title transfers to the homebuyer.

Investments in unconsolidated entities

We have investments in a number of unconsolidated entities, including joint ventures, with independent third parties. Some of these unconsolidated entities purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. The equity method of accounting is used for unconsolidated entities over which we have significant influence; generally this represents ownership interests of at least 20% and not more than 50%. Under the equity method of accounting, we recognize our proportionate share of the profits and losses of these entities. Certain of these entities sell land to us. In these situations, we defer the recognition of profits from such activities until the time the related homes are sold. The cost method of accounting is used for investments in which we have less than a 20% ownership interest and do not have the ability to exercise significant influence.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We evaluate our investments in unconsolidated entities for recoverability in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures” (“ASC 323”). If we determine that a loss in the value of the investment is other than temporary, we write down the investment to its estimated fair value. Any such losses are recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Additionally, each unconsolidated entity evaluates its long-lived assets, such as inventory, for recoverability in accordance with ASC 360-10, “Property, Plant, and Equipment – Impairment or Disposal of Long-Lived Assets” (“ASC 360-10”). Our proportionate share of any such impairments is also recorded to equity in (earnings) loss of unconsolidated entities in the Consolidated Statements of Operations. Evaluations of recoverability under both ASC 323 and ASC 360-10 are primarily based on projected cash flows. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. See Note 6.

Notes receivable

In certain instances, we may accept consideration for land sales or other transactions in the form of a note receivable. We consider the creditworthiness of the counterparty when evaluating the relative risk and return involved in pursuing the applicable transaction. Due to the unique facts and circumstances surrounding each receivable, we assess the need for an allowance for each receivable on an individual basis. Factors considered as part of this assessment include the counterparty's payment history, the value of any underlying collateral, communications with the counterparty, knowledge of the counterparty's financial condition and plans, and the current and expected economic environment. Allowances are generally recorded in other expense (income), net when it becomes likely that some amount will not be collectible. Such receivables are reported net of allowance for credit losses within other assets. Notes receivable are written off when it is determined that collection efforts will no longer be pursued. Interest income is recognized as earned.

The following represents our notes receivable and related allowance for credit losses ($000’s omitted):

	December 31, 2012	December 31, 2011
Notes receivable, gross	$57,841	$78,834
Allowance for credit losses	(26,865)	(41,647)
Notes receivable, net	$30,976	$37,187

The decrease in the allowance for credit losses during 2012 relates primarily to settlement of a note receivable, for which an allowance had been recorded in previous periods, for an amount that approximated the note receivable's net book value. We also record other receivables from various parties in the normal course of business, including amounts due from municipalities, insurance companies, and vendors. Such receivables are generally non-interest bearing and non-collateralized, payable either on demand or upon the occurrence of a specified event, and are generally reported in other assets. See Residential mortgage loans available-for-sale in Note 1 for a discussion of our receivables related to mortgage operations.

Intangible assets

Intangible assets consist of trademarks and tradenames acquired in connection with the 2009 acquisition of Centex Corporation ("Centex") and the 2001 acquisition of Del Webb Corporation ("Del Webb"). These intangible assets were valued at the acquisition date and are being amortized over 20-year lives. The acquired cost and accumulated amortization of our intangible assets were $259.0 million and $109.8 million, respectively, at December 31, 2012, and $259.0 million and $96.7 million, respectively, at December 31, 2011. Amortization expense totaled $13.1 million in 2012, 2011, and 2010 and is expected to be $13.1 million in each of the next five years.

The ultimate realization of these assets is dependent upon estimates of future earnings and benefits that we expect to generate from their use. If we determine that the carrying values of intangible assets may not be recoverable based upon the existence of one or more indicators of impairment, we use a projected undiscounted cash flow method to determine if impairment exists. If the carrying values of the intangible assets exceed the expected undiscounted cash flows, then we measure impairment as the difference between the fair value of the asset and the recorded carrying value. There were no impairments of intangible assets during 2012, 2011, or 2010.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets of such companies at the acquisition date. Recorded goodwill is allocated to our reporting units based on the relative fair value of each acquired reporting unit. We assess the goodwill balance of each reporting unit for impairment annually in the fourth quarter and when events or changes in circumstances indicate the carrying amount might not be recoverable. All goodwill was written-off as of December 31, 2011. See Note 2.

Property and equipment, net, and depreciation

Property and equipment are recorded at cost. Maintenance and repair costs are expensed as incurred. Depreciation is computed by the straight-line method based upon estimated useful lives as follows: vehicles, three to seven years, model and office furniture, two to three years, and equipment, three to ten years. Property and equipment are included in other assets and totaled $44.2 million net of accumulated depreciation of $190.1 million at December 31, 2012 and $53.2 million net of accumulated depreciation of $203.4 million at December 31, 2011. Depreciation expense totaled $16.9 million, $19.0 million, and $32.5 million in 2012, 2011, and 2010, respectively.

Advertising costs

Advertising costs are expensed as incurred and totaled $45.8 million, $55.1 million, and $54.9 million, in 2012, 2011, and 2010, respectively.

Employee benefits

We maintain defined contribution retirement plans that cover substantially all of our employees. Company contributions to these plans were suspended during 2010 and 2011, but were reinstated in 2012. Company contributions pursuant to the plans totaled $9.4 million in 2012.

Other expense (income), net

Other expense (income), net consists of the following ($000’s omitted):

	2012	2011	2010
Write-offs of deposits and pre-acquisition costs (Note 4)	$2,278	$10,002	$5,594
Loss on debt retirements (Note 7)	32,071	5,638	38,920
Lease exit and related costs (Note 3) (a)	7,306	9,900	28,378
Amortization of intangible assets (Note 1)	13,100	13,100	13,100
Goodwill impairments (Note 2)	—	240,541	656,298
Miscellaneous expense (income), net	11,543	13,921	95
	$66,298	$293,102	$742,385

(a)	Excludes lease exit costs classified within Financial Services expenses of $0.5 million, $0.1 million, and $2.9 million in 2012, 2011, and 2010, respectively.

Earnings per share

Basic earnings per share is computed by dividing income (loss) available to common shareholders (the “numerator”) by the weighted-average number of common shares, adjusted for non-vested shares of restricted stock (the “denominator”) for the period. Computing diluted earnings per share is similar to computing basic earnings per share, except that the denominator is increased to include the dilutive effects of stock options, non-vested restricted stock, and other potentially dilutive instruments. Any stock options that have an exercise price greater than the average market price are considered to be anti-dilutive and are excluded from the diluted earnings per share calculation. Earnings per share excludes 16.6 million out-of-the-money stock options and other potentially dilutive instruments in 2012. All stock options, non-vested restricted stock, and other potentially dilutive instruments were excluded from the calculation during 2011 and 2010 due to the net loss recorded during the periods.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. Although our outstanding restricted stock and restricted stock units are considered participating securities, there were no earnings attributable to restricted shareholders during 2012, 2011, or 2010.

 Stock-based compensation

We measure compensation cost for stock options at fair value on the grant date and recognize compensation expense on the graded vesting method over the vesting period. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in greater expense in earlier years than the straight-line method. The fair value of our stock options is determined using primarily the Black-Scholes valuation model. The fair value of restricted stock is determined based on the quoted price of our common stock on the grant date. We recognize compensation expense for restricted stock grants, the majority of which cliff vest at the end of three years, ratably over the vesting period. For share-based awards containing performance conditions, we recognize compensation expense ratably over the vesting period when it is probable that the stated performance targets will be achieved and record cumulative adjustments in the period in which estimates change. Compensation expense related to our share-based awards is included in selling, general, and administrative expense, except for a small portion recognized in Financial Services expenses. See Note 9.

Income taxes

We follow the provisions of ASC 740, “Income Taxes” (“ASC 740”), which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  Significant judgment is required to evaluate uncertain tax positions.  Our evaluations of tax positions consider a variety of factors, including changes in facts or circumstances, changes in law, correspondence with taxing authorities, and effective settlements of audit issues. Changes in the recognition or measurement of uncertain tax positions could result in material increases or decreases in income tax expense (benefit) in the period in which the change is made. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense (benefit).

The provision for income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recognized by identifying the temporary differences arising from the different treatment of items for tax and accounting purposes.  In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is primarily dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  In determining the future tax consequences of events that have been recognized in the financial statements or tax returns, judgment is required.  Differences between the anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated results of operations or financial position. See Note 10.

Homebuilding revenue recognition

Homebuilding revenue and related profit are generally recognized at the closing of the sale, when title to and possession of the property are transferred to the buyer. In situations where the buyer’s financing is originated by Pulte Mortgage and the buyer has not made an adequate initial or continuing investment, the profit on such sale is deferred until the sale of the related mortgage loan to a third-party investor has been completed, unless there is a loss on the sale in which case the loss on such sale is recognized at the time of closing. Such amounts were not material at either December 31, 2012 or December 31, 2011.

Sales incentives

When sales incentives involve a discount on the selling price of the home, we record the discount as a reduction of revenue at the time of house closing. If the sales incentive requires us to provide a free product or service to the customer, the cost of the free product or service is recorded as cost of revenues at the time of house closing. This includes the cost related to optional upgrades and seller-paid financing costs, closing costs, homeowners’ association fees, or merchandise.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Inventory

Inventory is stated at cost unless the carrying value is determined to not be recoverable, in which case the affected inventory is written down to fair value. Cost includes land acquisition, land development, and home construction costs, including interest, real estate taxes, and certain direct and indirect overhead costs related to development and construction. For those communities for which construction and development activities have been idled, applicable interest and real estate taxes are expensed as incurred. Land acquisition and development costs are allocated to individual lots using an average lot cost determined based on the total expected land acquisition and development costs and the total expected home closings for the community. The specific identification method is used to accumulate home construction costs.

Cost of revenues includes the construction cost, average lot cost, estimated warranty costs, and commissions and closing costs applicable to the home. The construction cost of the home includes amounts paid through the closing date of the home, plus an appropriate accrual for costs incurred but not yet paid, based on an analysis of budgeted construction costs. This accrual is reviewed for accuracy based on actual payments made after closing compared with the amount accrued, and adjustments are made if needed. Total community land acquisition and development costs are based on an analysis of budgeted costs compared with actual costs incurred to date and estimates to complete. The development cycles for our communities range from under one year to in excess of ten years for certain master planned communities. Adjustments to estimated total land acquisition and development costs for the community affect the amounts costed for the community’s remaining lots. See Note 4.

Land option agreements

In the ordinary course of business, we enter into land option agreements in order to procure land for the construction of homes in the future. Pursuant to these land option agreements, we generally provide a deposit to the seller as consideration for the right to purchase land at different times in the future, usually at predetermined prices. Such contracts enable us to defer acquiring portions of properties owned by third parties or unconsolidated entities until we have determined whether and when to exercise our option, which reduces our financial risks associated with long-term land holdings. Option deposits and pre-acquisition costs (such as environmental testing, surveys, engineering, and entitlement costs) are capitalized if the costs are directly identifiable with the land under option, the costs would be capitalized if we owned the land, and acquisition of the property is probable. Such costs are reflected in other assets and are reclassified to inventory upon taking title to the land. We write off deposits and pre-acquisition costs when it becomes probable that we will not go forward with the project or recover the capitalized costs. Such decisions take into consideration changes in local market conditions, the timing of required land takedowns, the availability and best use of necessary incremental capital, and other factors. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.  See Note 4.

If the entity holding the land under option is a variable interest entity (“VIE”), our deposit represents a variable interest in that entity. If we are determined to be the primary beneficiary of the VIE, we are required to consolidate the VIE. Certain of our land option agreements are with entities considered VIEs. In evaluating whether we are required to consolidate a VIE, we take into consideration that the VIE is generally protected from the first dollar of loss under our land option agreement due to our deposit. Likewise, the VIE's gains are generally capped based on the purchase price within the land option agreement. However, we generally have little control or influence over the operations of these VIEs due to our lack of an equity interest in them. Additionally, creditors of the VIE have no recourse against us, and we do not provide financial or other support to these VIEs other than as stipulated in the land option agreements. Our maximum exposure to loss related to these VIEs is generally limited to our deposits and pre-acquisition costs under the applicable land option agreements. Historically, we have canceled a considerable number of land option agreements, which has resulted in write-offs of the related deposits and pre-acquisition costs but did not expose us to the overall risks or losses of the applicable VIEs. No VIEs required consolidation at either December 31, 2012 or December 31, 2011.

Separately, certain land option agreements represent financing arrangements even though we generally have no obligation to pay these future amounts. As a result, we recorded $31.1 million and $24.9 million at December 31, 2012 and December 31, 2011, respectively, to land, not owned, under option agreements with a corresponding increase to accrued and other liabilities. Such amounts represent the remaining purchase price under the land option agreements, some of which are with VIEs, in the event we exercise the purchase rights under the agreements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following provides a summary of our interests in land option agreements as of December 31, 2012 and December 31, 2011 ($000’s omitted):

	December 31, 2012			December 31, 2011
	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements	Deposits and Pre-acquisition Costs	Remaining Purchase Price	Land, Not Owned, Under Option Agreements
Consolidated VIEs	$5,216	$8,590	$8,590	$2,781	$5,957	$3,837
Unconsolidated VIEs	24,078	360,495	—	21,180	240,958	—
Other land option agreements	40,822	554,307	22,476	33,086	451,079	21,068
	$70,116	$923,392	$31,066	$57,047	$697,994	$24,905

 Land held for sale

We periodically elect to sell parcels of land to third parties in the event such assets no longer fit into our strategic operating plans or are zoned for commercial or other development. Land held for sale is recorded at the lower of cost or fair value less costs to sell. See Note 4.

Start-up costs

Costs and expenses associated with opening new communities in existing markets are expensed when incurred.

Allowance for warranties

Home purchasers are provided with a limited warranty against certain building defects. We estimate the costs to be incurred under these warranties and record a liability in the amount of such costs at the time the product revenue is recognized.

Self-insured risks

We maintain, and require the majority of our subcontractors to maintain, general liability insurance coverage, including coverage for certain construction defects. We also maintain property, errors and omissions, workers compensation, and other business insurance coverage. These insurance policies protect us against a portion of the risk of loss from claims, subject to certain self-insured per occurrence and aggregate retentions, deductibles, and available policy limits. However, we retain a significant portion of the overall risk for such claims. We reserve for these costs on an undiscounted basis at the time product revenue is recognized for each home closing and evaluate the recorded liabilities based on actuarial analyses of our historical claims, which include estimates of claims incurred but not yet reported. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs. In certain instances, we have the ability to recover a portion of our costs under various insurance policies or from its subcontractors or other third parties. Estimates of such amounts are recorded when recovery is considered probable. See Note 13.

Residential mortgage loans available-for-sale

Substantially all of the loans originated by us are sold in the secondary mortgage market within a short period of time after origination. In accordance with ASC 825, “Financial Instruments” (“ASC 825”), we use the fair value option for residential mortgage loans available-for-sale. Election of the fair value option for these loans allows a better offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without having to apply complex hedge accounting provisions. We do not designate any derivative instruments as hedges or apply the hedge accounting provisions of ASC 815, “Derivatives and Hedging.” See Note 13 for discussion of the risks retained related to mortgage loan originations.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Expected gains and losses from the sale of residential mortgage loans and their related servicing rights are included in the measurement of written loan commitments that are accounted for at fair value through Financial Services revenues at the time of commitment.  Subsequent changes in the fair value of these loans are reflected in Financial Services revenues as they occur. At December 31, 2012 and 2011, residential mortgage loans available-for-sale had an aggregate fair value of $318.9 million and $258.1 million, respectively, and an aggregate outstanding principal balance of $305.3 million and $248.2 million, respectively. The net gain (loss) resulting from changes in fair value of these loans totaled $(0.2) million and $(0.4) million for the years ended December 31, 2012 and 2011, respectively. These changes in fair value were substantially offset by changes in fair value of the corresponding hedging instruments. Net gains from the sale of mortgages during 2012, 2011, and 2010 were $109.2 million, $59.1 million, and $66.0 million, respectively, and have been included in Financial Services revenues.

Mortgage servicing rights

We sell the servicing rights for the loans we originate through fixed price servicing sales contracts to reduce the risks and costs inherent in servicing loans. This strategy results in owning the servicing rights for only a short period of time. We recognize the fair value of our rights to service a mortgage loan as revenue at the time of entering into an interest rate lock commitment with a borrower. Due to the short period of time the servicing rights are held, we do not amortize the servicing asset. The servicing sales contracts provide for the reimbursement of payments made by the purchaser if loans prepay within specified periods of time, generally within 90 to 120 days after sale. We establish reserves for this liability at the time the sale is recorded. Such reserves were immaterial at December 31, 2012 and 2011 and are included in accrued and other liabilities.

Loans held for investment

We originate interim financing mortgage loans for certain customers and also have a portfolio of loans that either have been repurchased from investors or were not saleable upon closing. These loans are carried at cost and are reviewed for impairment when recoverability becomes doubtful. Loans held for investment are included in other assets and totaled $1.3 million and $2.4 million (net of reserves of $1.4 million and $1.9 million) at December 31, 2012 and 2011, respectively.

Interest income on mortgage loans

Interest income on mortgage loans is recorded in Financial Services revenues, accrued from the date a mortgage loan is originated until the loan is sold, and totaled $6.0 million, $5.0 million, and $5.8 million in 2012, 2011, and 2010, respectively. Loans are placed on non-accrual status once they become greater than 90 days past due their contractual terms. Subsequent payments received are applied according to the contractual terms of the loan. Mortgage discounts are not amortized as interest income due to the short period the loans are held until sale to third party investors.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Derivative instruments and hedging activities

We are exposed to market risks from commitments to lend, movements in interest rates, and canceled or modified commitments to lend. A commitment to lend at a specific interest rate (an interest rate lock commitment) is a derivative financial instrument (interest rate is locked to the borrower). In order to reduce these risks, we use other derivative financial instruments, principally cash forward placement contracts on mortgage-backed securities and whole loan investor commitments, to economically hedge the interest rate lock commitment. We enter into these derivative financial instruments based upon our portfolio of interest rate lock commitments and closed loans. We do not use any derivative financial instruments for trading purposes.

At December 31, 2012 and 2011, we had interest rate lock commitments in the total amount of $161.6 million and $97.6 million, respectively, which were originated at interest rates prevailing at the date of commitment. Since we can terminate a loan commitment if the borrower does not comply with the terms of the contract, and some loan commitments may expire without being drawn upon, these commitments do not necessarily represent future cash requirements. We evaluate the creditworthiness of these transactions through our normal credit policies.

Forward contracts on mortgage-backed securities are commitments to either purchase or sell a specified financial instrument at a specified future date for a specified price and may be settled in cash, by offsetting the position, or through the delivery of the financial instrument. Forward contracts on mortgage-backed securities are the predominant derivative financial instruments we use to minimize market risk during the period from the time we extend an interest rate lock to a loan applicant until the time the loan is sold to an investor. We also use whole loan investor commitments, which are obligations of the investor to buy loans from us at a specified price within a specified time period. At December 31, 2012 and 2011, we had unexpired forward contracts of $428.0 million and $311.5 million, respectively, and whole loan investor commitments of $4.7 million and $1.6 million, respectively. Changes in the fair value of interest rate lock commitments and other derivative financial instruments are recognized in Financial Services revenues, and the fair values are reflected in other assets or other liabilities, as applicable.

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

 The fair values of derivative instruments and their locations in the Consolidated Balance Sheets are summarized below ($000’s omitted):

	December 31, 2012		December 31, 2011
	Other Assets	Other Liabilities	Other Assets	Other Liabilities
Interest rate lock commitments	$6,045	$24	$3,552	$1
Forward contracts	245	891	44	3,514
Whole loan commitments	30	85	52	41
	$6,320	$1,000	$3,648	$3,556

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

comprehensive income in the Statement of Consolidated Comprehensive Income rather than in the Statement of Shareholders' Equity.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"), which requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The guidance is effective for our fiscal year beginning January 1, 2013 and is to be applied retrospectively. The adoption of this guidance, which is related to disclosure only, is not expected to have a material impact on our financial statements.

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other,” which provides the option to perform a qualitative, rather than quantitative, assessment to determine whether it is more likely than not an indefinite-lived intangible asset is impaired. If the asset is considered impaired, an entity is required to perform the quantitative assessment under the existing guidance. The guidance is effective for our fiscal year beginning January 1, 2013. The adoption of this guidance, which is intended to simplify the impairment testing, is not expected to have a material impact on our financial statements.

2. Goodwill
Goodwill was recorded in connection with various acquisitions but was written-off as of December 31, 2011. We evaluated the recoverability of goodwill by comparing the carrying value of our reporting units to their fair value. Fair value was determined using discounted cash flows supplemented by market-based assessments of fair value, and impairment was measured as the difference between the resulting implied fair value of goodwill and its recorded carrying value. The determination of fair value was significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, and our strategic plans within each of our markets.
In the third quarters of both 2011 and 2010, we performed event-driven assessments of the recoverability of goodwill.  These assessments were necessary primarily due to sustained declines in our market capitalization. In performing the goodwill impairment analyses, we followed similar approaches using management's estimates of the future cash flows for each reporting unit, which were required to consider the decrease in our market capitalization. The results of these analyses determined that goodwill impairment charges of $240.5 million and $654.9 million in the third quarters of 2011 and 2010, respectively, were required. In the second quarter of 2010, we also recorded a goodwill impairment charge of $1.4 million in conjunction with the completion of business combination accounting for the Centex merger and disposed of $1.6 million of goodwill in connection with the sale of the retail title operations acquired with the Centex merger.
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
Our accumulated goodwill impairment losses totaled $1.8 billion at December 31, 2012. This includes goodwill and impairments associated with the Centex merger as well as goodwill and impairments associated with previous acquisitions. The goodwill associated with such previous acquisitions was fully impaired as of December 31, 2009. Goodwill impairment charges are reflected in other expense (income), net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Restructuring

We periodically take actions to reduce ongoing operating costs and improve operating efficiencies. As a result of these actions, we incurred total restructuring charges as summarized below ($000’s omitted):

	Total Restructuring Actions
	2012	2011	2010
Employee severance benefits	$4,481	$10,841	$24,850
Lease exit costs	5,702	5,923	27,356
Other	2,057	4,089	3,929
	$12,240	$20,853	$56,135

Of the total restructuring costs reflected in the above table, $0.5 million in 2012, $1.2 million in 2011, and $5.4 million in 2010 are classified within Financial Services expenses. All other employee severance benefits are included within selling, general and administrative expense while lease exit and other costs are included in other expense (income), net. The remaining liability for employee severance benefits and exited leases totaled $1.0 million and $23.0 million, respectively, at December 31, 2012 and $2.6 million and $29.7 million, respectively, at December 31, 2011. Substantially all of the remaining liability for employee severance benefits will be paid within the next year, while cash expenditures related to the remaining liability for lease exit costs will be incurred over the remaining terms of the applicable office leases, which generally extend several years. The restructuring costs relate to various reportable segments and did not materially impact the comparability of any one segment.

4. Inventory and land held for sale

Major components of inventory at December 31, 2012 and 2011 were ($000’s omitted):

	2012	2011
Homes under construction	$1,116,184	$1,210,717
Land under development	2,435,378	2,610,501
Raw land	662,484	815,250
	$4,214,046	$4,636,468

We capitalize interest cost into inventory during the active development and construction of our communities. Each layer of capitalized interest is amortized over a period that approximates the average life of communities under development. Interest expense is recorded based on the cyclical timing of home closings. During 2012 and 2011, we capitalized all Homebuilding interest costs into inventory because the level of our active inventory exceeded our debt levels. During 2010, we capitalized all Homebuilding interest costs into inventory except $1.5 million that was expensed directly to interest expense due to our debt levels exceeding our active inventory levels for a portion of the year.

Information related to interest capitalized into inventory is as follows ($000’s omitted):

	Years Ended December 31,
	2012	2011	2010
Interest in inventory, beginning of period	$355,068	$323,379	$239,365
Interest capitalized	201,103	221,071	264,932
Interest expensed (a)	(224,291)	(189,382)	(180,918)
Interest in inventory, end of period	$331,880	$355,068	$323,379
Interest incurred (b)	$201,103	$221,071	$266,474

(a)
Interest expensed to Homebuilding cost of revenues for 2012, 2011, and 2010 included $6.5 million, $5.4 million, and $27.6 million, respectively, of capitalized interest related to inventory impairments.

(b)	Homebuilding interest incurred includes interest on senior debt and certain other financing arrangements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Land valuation adjustments and write-offs

Impairment of inventory

We record valuation adjustments on land inventory and related communities under development when events and circumstances indicate that they may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts. Such indicators include gross margin or sales paces significantly below expectations, construction costs or land development costs significantly in excess of budgeted amounts, significant delays or changes in the planned development for the community, and other known qualitative factors. For communities that are not yet active, an additional consideration includes an evaluation of the probability, timing, and cost of obtaining necessary approvals from local municipalities and any potential concessions that may be necessary in order to obtain such approvals. We also consider potential changes to the product offerings in a community and any alternative strategies for the land, such as the sale of the land either in whole or in parcels. Communities that demonstrate potential impairment indicators are tested for impairment. We compare the expected undiscounted cash flows for these communities to their carrying value. For those communities whose carrying values exceed the expected undiscounted cash flows, we estimate the fair value of the community. Impairment charges are required to be recorded if the fair value of the community's inventory is less than its carrying value.

We determine the fair value of a community's inventory using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average selling prices, expected sales paces, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. The assumptions used in the discounted cash flow models are specific to each community tested for impairment. Due to uncertainties in the estimation process, the significant volatility in demand for new housing, and the long life cycles of many communities, actual results could differ significantly from such estimates. Our determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with each of the assets and related estimated cash flow streams. The discount rate used in determining each community's fair value depends on the stage of development of the community and other specific factors that increase or decrease the inherent risks associated with the community's cash flow streams. For example, communities that are entitled and near completion will generally be assigned a lower discount rate than communities that are not entitled and consist of multiple phases spanning several years of development and construction activity.

In 2012, we reviewed each of our land positions for potential impairment indicators and performed detailed impairment calculations for 35 communities. As discussed above, determining the fair value of a community's inventory involves a number of variables, many of which are interrelated. The table below summarizes certain quantitative unobservable inputs utilized in determining the fair value of impaired communities during 2012:

Unobservable input	Range
Average selling price ($000s)	$139	-	$626
Sales pace per quarter (units)	1	-	9
Discount rate	12%	-	16%

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The table below provides, as of the date indicated, the number of communities for which we recognized impairment charges, the fair value of those communities at such date (net of impairment charges), and the amount of impairment charges recognized ($000’s omitted):

	2012			2011
Quarter Ended	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges	Number of Communities Impaired	Fair Value of Communities Impaired, Net of Impairment Charges	Impairment Charges
March 31	4	$7,468	$4,514	1	$483	$103
June 30	4	16,311	2,796	6	6,665	3,300
September 30	4	6,172	2,263	3	6,416	1,494
December 31	5	11,243	3,864	25	23,766	11,043
			$13,437			$15,940

We recorded these valuation adjustments within Homebuilding home sale cost of revenues.

Our evaluations for impairments were based on our best estimates of the future cash flows for our communities. However, if conditions in the homebuilding industry or our local markets worsen in the future or if our strategy related to certain communities changes, we may be required to evaluate our assets for future impairments or write-downs, which could result in future charges that might be significant.

Net realizable value adjustments – land held for sale

Land held for sale is valued at the lower of carrying value or fair value less costs to sell. In determining the fair value of land held for sale, we consider recent offers received, prices for land in recent comparable sales transactions, and other factors. During 2012, 2011, and 2010, we recognized net realizable value adjustments related to land held for sale of $1.5 million, $9.8 million, and $39.1 million, respectively. We record these net realizable value adjustments within Homebuilding land sale cost of revenues. Land held for sale at December 31, 2012 and 2011 was as follows ($000’s omitted):

	2012	2011
Land held for sale, gross	$135,201	$190,099
Net realizable value reserves	(44,097)	(54,792)
Land held for sale, net	$91,104	$135,307

Write-off of deposits and pre-acquisition costs

We wrote off (net of recoveries) deposits and pre-acquisition costs in the amount of $2.3 million, $10.0 million, and $5.6 million, during 2012, 2011, and 2010, respectively. We record these write-offs of deposits and pre-acquisition costs within other expense (income), net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. Segment information

Our Homebuilding operations are engaged in the acquisition and development of land primarily for residential purposes within the U.S. and the construction of housing on such land. Home sale revenues for detached and attached homes were $3.6 billion and $925.4 million in 2012, $3.1 billion and $841.3 million in 2011, and $3.5 billion and $936.6 million in 2010, respectively. For reporting purposes, our Homebuilding operations are aggregated into six reportable segments:

Northeast:	Connecticut, Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Virginia
Southeast:	Georgia, North Carolina, South Carolina, Tennessee
Florida:	Florida
Texas:	Texas
North:	Illinois, Indiana, Michigan, Minnesota, Missouri, Northern California, Ohio, Oregon, Washington
Southwest:	Arizona, Colorado, Nevada, New Mexico, Southern California

We also have a reportable segment for our Financial Services operations, which consist principally of mortgage banking and title operations. The Financial Services segment operates generally in the same markets as the Homebuilding segments.

Evaluation of segment performance is generally based on income before income taxes. Each reportable segment generally follows the same accounting policies described in Note 1 "Summary of Significant Accounting Policies" to the consolidated financial statements.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000’s omitted) Years Ended December 31,
	2012	2011	2010
Revenues:
Northeast	$755,148	$717,839	$760,403
Southeast	691,113	675,904	752,702
Florida	628,997	571,102	547,647
Texas	682,929	631,419	643,365
North	1,022,633	740,372	863,512
Southwest	878,290	696,960	879,998
	4,659,110	4,033,596	4,447,627
Financial Services	160,888	103,094	121,663
Consolidated revenues	$4,819,998	$4,136,690	$4,569,290

Income (loss) before income taxes:
Northeast	$73,345	$29,320	$34,619
Southeast	64,678	45,060	23,454
Florida	73,472	44,946	(51,995)
Texas	60,979	33,329	16,026
North	84,597	(12,376)	571
Southwest	79,887	36,647	(64,140)
Other homebuilding (a)	(278,967)	(452,756)	(1,198,690)
	157,991	(275,830)	(1,240,155)
Financial Services (b)	25,563	(34,470)	5,609
Consolidated income (loss) before income taxes	$183,554	$(310,300)	$(1,234,546)

(a)
Other homebuilding includes the amortization of intangible assets, goodwill impairment, amortization of capitalized interest, loss on debt retirements and other costs not allocated to the operating segments.

(b)
Financial Services income (loss) before income taxes includes interest expense of $0.5 million, $0.0 million, and $1.6 million for 2012, 2011, and 2010, respectively, and interest income of $6.0 million, $5.0 million, and $5.8 million for 2012, 2011, and 2010, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Land-Related Charges by Segment ($000's omitted) Years Ended December 31,
	2012	2011	2010
Land and community valuation adjustments:
Northeast	$798	$534	$4,907
Southeast	389	902	11,122
Florida	—	—	56,445
Texas	—	260	4,589
North	3,972	8,802	27,732
Southwest	1,810	—	36,797
Other homebuilding (a)	6,468	5,442	28,130
	$13,437	$15,940	$169,722
Net realizable value adjustments (NRV) - land held for sale:
Northeast	$—	$720	$—
Southeast	350	446	—
Florida	49	3,692	366
Texas	423	153	1,484
North	311	3,552	197
Southwest	347	1,281	37,081
	$1,480	$9,844	$39,128
Write-off of deposits and pre-acquisition costs (b):
Northeast	$996	$3,704	$(672)
Southeast	624	1,081	3,019
Florida	165	307	22
Texas	133	415	741
North	263	2,513	147
Southwest	97	1,982	2,337
	$2,278	$10,002	$5,594
Impairments of investments in unconsolidated joint ventures:
Southwest	—	—	1,908
	$—	$—	$1,908
Total land-related charges	$17,195	$35,786	$216,352

(a)	Primarily write-offs of capitalized interest related to land and community valuation adjustments.

(b)	Includes settlements related to costs previously in dispute and considered non-recoverable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2012	2011	2010
Depreciation and amortization:
Northeast	$1,790	$1,820	$1,954
Southeast	1,028	1,414	2,904
Florida	1,640	2,045	2,031
Texas	1,619	2,002	2,027
North	1,709	1,614	1,883
Southwest	3,143	3,076	5,075
Other homebuilding (a)	16,168	17,329	25,817
	27,097	29,300	41,691
Financial Services	2,930	2,798	3,969
	$30,027	$32,098	$45,660

(a)	Other homebuilding includes amortization of intangible assets.

	Operating Data by Segment ($000's omitted) Years Ended December 31,
	2012	2011	2010
Equity in (earnings) loss of unconsolidated entities (a):
Northeast	$(4)	$15	$(209)
Southeast	—	—	—
Florida	—	—	(1,326)
Texas	—	—	—
North	(1,497)	(121)	(1,580)
Southwest	(1,137)	(2,561)	197
Other homebuilding	(1,235)	(527)	75
	(3,873)	(3,194)	(2,843)
Financial Services	(186)	(102)	(68)
	$(4,059)	$(3,296)	$(2,911)

(a)	Includes impairments related to investments in unconsolidated joint ventures.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Operating Data by Segment
	($000's omitted)
	December 31, 2012
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$198,549	$445,436	$109,136	$753,121	$866,024
Southeast	147,227	286,210	120,193	553,630	590,650
Florida	130,276	310,625	100,633	541,534	620,220
Texas	145,594	256,704	54,556	456,854	523,843
North	219,172	369,144	46,414	634,730	680,447
Southwest	226,204	496,488	167,295	889,987	963,540
Other homebuilding (a)	49,162	270,771	64,257	384,190	2,140,739
	1,116,184	2,435,378	662,484	4,214,046	6,385,463
Financial Services	—	—	—	—	348,946
	$1,116,184	$2,435,378	$662,484	$4,214,046	$6,734,409

	December 31, 2011
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$237,722	$457,010	$119,549	$814,281	$957,844
Southeast	166,302	315,208	123,209	604,719	626,506
Florida	137,900	321,841	110,040	569,781	637,418
Texas	136,325	294,814	77,125	508,264	568,974
North	268,011	360,202	91,260	719,473	803,174
Southwest	216,067	577,656	216,554	1,010,277	1,099,058
Other homebuilding (a)	48,390	283,770	77,513	409,673	1,904,847
	1,210,717	2,610,501	815,250	4,636,468	6,597,821
Financial Services	—	—	—	—	287,799
	$1,210,717	$2,610,501	$815,250	$4,636,468	$6,885,620

	December 31, 2010
	Homes Under Construction	Land Under Development	Raw Land	Total Inventory	Total Assets
Northeast	$236,298	$460,789	$129,733	$826,820	$993,918
Southeast	219,339	301,989	132,920	654,248	688,524
Florida	161,461	256,238	153,814	571,513	701,910
Texas	152,274	299,146	86,137	537,557	592,827
North	271,501	333,958	112,629	718,088	780,367
Southwest	246,926	629,302	216,478	1,092,706	1,186,618
Other homebuilding (a)	43,819	260,407	76,655	380,881	2,532,223
	1,331,618	2,541,829	908,366	4,781,813	7,476,387
Financial Services	—	—	—	—	222,989
	$1,331,618	$2,541,829	$908,366	$4,781,813	$7,699,376

(a)
Other homebuilding primarily includes capitalized interest, cash and equivalents, goodwill, income taxes receivable, intangibles, and other corporate items that are not allocated to the operating segments.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. Investments in unconsolidated entities

We participate in a number of joint ventures with independent third parties. Many of these joint ventures purchase, develop, and/or sell land and homes in the U.S. and Puerto Rico. A summary of our joint ventures is presented below ($000’s omitted):

	December 31,
	2012	2011
Investments in joint ventures with debt non-recourse to PulteGroup	11,155	11,453
Investments in other active joint ventures	34,474	24,535
Total investments in unconsolidated entities	$45,629	$35,988

Total joint venture debt	$6,915	$11,107

PulteGroup proportionate share of joint venture debt:
Joint venture debt with limited recourse guaranties	$769	$1,202
Joint venture debt non-recourse to PulteGroup	826	2,009
PulteGroup's total proportionate share of joint venture debt	$1,595	$3,211

In 2012, 2011, and 2010, we recognized (income) expense from unconsolidated joint ventures of $(4.1) million, $(3.3) million, and $(2.9) million, respectively. The income recognized during 2010 includes impairments totaling $1.9 million. During 2012, 2011, and 2010, we made capital contributions of $16.5 million, $4.6 million, and $22.9 million, respectively, and received capital and earnings distributions of $10.5 million, $11.6 million, and $9.7 million, respectively.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Debt

Our senior notes are summarized as follows ($000’s omitted):

	December 31,
	2012	2011
5.45% unsecured senior notes due August 2012 (a)	—	96,795
6.25% unsecured senior notes due February 2013 (a)	—	62,677
5.125% unsecured senior notes due October 2013 (a)	—	117,197
5.25% unsecured senior notes due January 2014 (a)	187,970	255,882
5.70% unsecured senior notes due May 2014 (a)	208,274	311,900
5.20% unsecured senior notes due February 2015 (a)	95,615	207,906
5.25% unsecured senior notes due June 2015 (a)	264,058	270,551
6.50% unsecured senior notes due May 2016 (a)	457,154	469,147
7.625% unsecured senior notes due October 2017 (b)	149,481	149,373
7.875% unsecured senior notes due June 2032 (a)	299,152	299,108
6.375% unsecured senior notes due May 2033 (a)	398,492	398,418
6.00% unsecured senior notes due February 2035 (a)	299,417	299,390
7.375% unsecured senior notes due June 2046 (a)	150,000	150,000
Total senior notes – carrying value (c)	$2,509,613	$3,088,344
Estimated fair value	$2,663,451	$2,765,151

(a)	Redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(b)	Not redeemable prior to maturity; guaranteed on a senior basis by certain wholly-owned subsidiaries.

(c)	The recorded carrying value reflects the impact of various discounts and premiums that are amortized to interest cost over the respective terms of the senior notes.

Refer to Note 14 for supplemental consolidating financial information of the Company.

The indentures governing the senior notes impose certain restrictions on the incurrence of additional debt along with other limitations. At December 31, 2012, we were in compliance with all of the covenants and requirements under the senior notes.

Total senior note principal maturities of $2.5 billion during the five years after 2012 are as follows: 2013 - $0.0 million; 2014 - $398.9 million; 2015 - $369.2 million; 2016 - $465.2 million; 2017 - $150.0 million; and thereafter - $1.2 billion.

Debt retirement

During the last three years, we significantly reduced our outstanding senior notes through a variety of transactions, including scheduled maturities, open market repurchases, early redemptions as provided within indenture agreements, and tender offers. As a result of these transactions, we reduced our outstanding senior notes by $592.4 million, $323.9 million, and $898.5 million during 2012, 2011, and 2010, respectively, and recorded losses totaling $32.1 million, $5.6 million, and $38.9 million in 2012, 2011 and 2010, respectively. Losses on these transactions include the write-off of unamortized discounts, premiums, and transaction fees and are reflected in other expense (income), net.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Letter of credit facilities

We maintain separate cash-collateralized letter of credit agreements with a number of financial institutions. Letters of credit totaling $54.5 million and $83.2 million were outstanding under these agreements at December 31, 2012 and 2011, respectively. Under these agreements, we are required to maintain deposits with the respective financial institutions in amounts approximating the letters of credit outstanding. Such deposits are included in restricted cash.

We also maintain an unsecured letter of credit facility with a bank that expires in September 2014. This facility originally permitted the issuance of up to $200.0 million of letters of credit for general corporate purposes in support of any wholly-owned subsidiary. We voluntarily reduced the capacity of this facility to $150.0 million effective July 2, 2012. At December 31, 2012 and 2011, $124.6 million and $152.7 million, respectively, of letters of credit were outstanding under this facility.

Financial Services

Pulte Mortgage provides mortgage financing for the majority of our home closings utilizing its own funds and funds made available pursuant to credit agreements with third party lenders or through intercompany borrowings. Pulte Mortgage uses these resources to finance its lending activities until the mortgage loans are sold to third party investors, generally within 30 days.

In September 2012, Pulte Mortgage entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with third party lenders. The Repurchase Agreement provides for borrowings up to $150.0 million, subject to certain sublimits, and expires in September 2013. Borrowings under the Repurchase Agreement are secured by residential mortgage loans available-for-sale. The Repurchase Agreement contains various affirmative and negative covenants applicable to Pulte Mortgage, including quantitative thresholds related to net worth, net income, and liquidity. At December 31, 2012, Pulte Mortgage had $138.8 million outstanding and was in compliance with all of the covenants and requirements under the Repurchase Agreement. During 2010 and 2011, Pulte Mortgage funded its operations using internal Company resources after allowing the majority of its third party credit arrangements to expire during 2010.

The following is aggregate borrowing information for our mortgage operations as of each year-end ($000’s omitted):

	December 31,
	2012	2011	2010
Available credit lines	$150,000	$2,500	$2,500
Unused credit lines	$11,205	$2,500	$2,500
Weighted-average interest rate	3.00%	4.50%	4.50%

8. Shareholders’ equity

Pursuant to $100.0 million stock repurchase programs authorized by the Board of Directors in October 2002 and October 2005, and a $200.0 million stock repurchase authorization in February 2006 (for a total stock repurchase authorization of $400.0 million), we have repurchased a total of 9,688,900 shares for a total of $297.7 million, though there were no repurchases under these programs during 2012, 2011, or 2010. At December 31, 2012, we had remaining authorization to purchase $102.3 million of common stock.

Under our stock-based compensation plans, we accept shares as payment under certain conditions related to stock option exercises and vesting of restricted stock, generally related to the payment of minimum tax obligations. During 2012, 2011, and 2010, we repurchased $1.0 million, $2.8 million, and $4.0 million, respectively, of shares from employees under these plans. Such repurchases are excluded from the $400.0 million stock repurchase authorization.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Stock compensation plans

We maintain a stock award plan for both employees and for non-employee directors. Information related to the active plan as of December 31, 2012 is as follows:

Plan Name	Shares Authorized	Shares Available for Grant
PulteGroup, Inc. 2004 Stock Incentive Plan	22,000,000	6,725,123

The plan provides for the grant of a variety of equity awards, including options (generally non-qualified options), restricted stock, performance shares, and restricted stock units ("RSUs") to key employees (as determined by the Compensation Committee of the Board of Directors) for periods not exceeding ten years. Options granted to employees generally vest incrementally over four years. Restricted stock generally cliff vests after three years. Performance shares vest upon attainment of the stated performance targets and minimum service requirements and are converted into shares of common stock upon distribution. RSUs represent the right to receive an equal number of shares of common stock and are converted into shares of common stock upon distribution.

Non-employee directors are entitled to an annual distribution of stock options, common stock, or restricted stock units. All options and RSUs granted to non-employee directors vest immediately and are exercisable on the grant date for ten years.

Our stock compensation expense for the three years ended December 31, 2012 is presented below ($000's omitted):

	2012	2011	2010
Stock options	$2,617	$5,228	$15,030
Restricted stock	8,919	11,231	17,051
Performance shares and RSUs	1,158	—	—
Long-term incentive plans	10,203	511	—
	$22,897	16,970	32,081

Stock options

A summary of stock option activity for the three years ended December 31, 2012 is presented below (000’s omitted except per share data):

	2012		2011		2010
	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price	Shares	Weighted- Average Per Share Exercise Price
Outstanding, beginning of year	21,641	$21	24,004	$21	26,193	$21
Granted	—	$—	441	$8	1,128	$11
Exercised	(2,877)	$11	—	$—	(902)	$10
Forfeited	(1,616)	$27	(2,804)	$15	(2,415)	$21
Outstanding, end of year	17,148	$22	21,641	$21	24,004	$21
Options exercisable at year end	15,719	$23	18,845	$23	19,400	$23
Weighted-average per share fair value of options granted during the year	$—		$4.46		$6.43

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes information about the weighted-average remaining contractual lives of stock options outstanding and exercisable at December 31, 2012:

	Options Outstanding			Options Exercisable
	Number Outstanding (000's omitted)	Weighted- Average Remaining Contract Life (in years)	Weighted- Average Per Share Exercise Price	Number Exercisable (000's omitted)	Weighted- Average Per Share Exercise Price
$0.01 to $11.00	2,504	5.5	$10	2,063	$11
$11.01 to $18.00	4,989	6.4	$12	4,001	$12
$18.01 to $25.00	3,271	1.1	$22	3,271	$22
$25.01 to $35.00	3,894	3.0	$31	3,894	$31
$35.01 to $60.00	2,490	2.5	$42	2,490	$42
	17,148	3.9	$22	15,719	$23

The fair value of each option grant is estimated on the date of grant using primarily the Black-Scholes option pricing model with the following weighted-average assumptions:

	Weighted-Average Assumptions Year Ended December 31,
	2012	2011	2010
Expected life of options in years	N/A	6.2	6.0
Expected stock price volatility	N/A	58%	58%
Expected dividend yield	N/A	0.0%	0.0%
Risk-free interest rate	N/A	2.7%	2.7%

We estimate the expected life of stock options using employees’ historical exercise behavior and the contractual terms of the instruments. Volatility is estimated using historical volatility with consideration for implied volatility.

Total compensation cost related to non-vested stock option awards not yet recognized was $1.4 million at December 31, 2012. These costs will be expensed over a weighted-average vesting period of approximately one year. The stock option participant agreements provide continued vesting for certain eligible employees who have achieved a predetermined level of service based on their combined age and years of service. We record the related compensation cost for these awards over the period through the date the employee first achieves the minimum level of service that would no longer require them to provide services to earn the award, which is reflected in the weighted-average vesting period.

The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The aggregate intrinsic value of stock options that were exercised during 2012, 2011, and 2010 was $8.6 million, $0.0 million, and $1.8 million, respectively. As of December 31, 2012, options outstanding had an intrinsic value of $50.4 million, of which $39.6 million related to options exercisable.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restricted stock

A summary of restricted stock activity for the three years ended December 31, 2012 is presented below (000’s omitted, except per share data):

	2012		2011		2010
	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value	Shares	Weighted- Average Per Share Grant Date Fair Value
Non-vested at beginning of year	2,322	$10	2,775	$12	3,539	$16
Granted	1,154	$9	1,032	$8	1,552	$11
Vested	(333)	$11	(1,242)	$13	(1,541)	$21
Forfeited	(137)	$10	(243)	$11	(775)	$12
Non-vested at end of year	3,006	$9	2,322	$10	2,775	$12

During 2012, 2011, and 2010, the total fair value of shares vested during the year was $3.7 million, $15.9 million, and $32.2 million, respectively. Unamortized compensation cost related to restricted stock awards was $8.7 million at December 31, 2012. These costs will be expensed over a weighted-average period of approximately 2 years.

Performance shares and RSUs

A summary of performance share activity for the three years ended December 31, 2012 is presented below (000’s omitted, except per share data):

	2012		2011		2010
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Outstanding, beginning of year	720	$7	140	$12	123	$12
Granted	308	$13	772	$7	133	$12
Forfeited	—	$—	—	$—	—	$—
Distributed	(211)	$10	(192)	$9	(116)	$12
Outstanding, end of year	817	$8	720	$7	140	$12
Vested, end of year	51	$10	120	$11	140	$12

During 2012 and 2011, we granted performance shares to certain individuals. We recognized expense in 2012 when it became probable that certain of the stated performance targets would be achieved. The fair value of each performance share was calculated using the stock price on the grant date. Unamortized compensation cost related to performance shares considered probable was $1.6 million at December 31, 2012 and will be expensed over a weighted-average period of approximately one year. Additionally, there were 51,453 RSUs outstanding that had vested but had not yet been paid out because the payout date had been deferred by the holder.

Long-term incentive plans

In lieu of restricted stock grants, we maintain a long-term incentive plan for certain of our field employees that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned each year in the form of share units that are paid out in cash at the end of the performance period based upon the number of share units earned times the Company's stock price at the end of the performance period.  Accordingly, the liability associated with the awards is adjusted each reporting period based on movements in the Company's stock price and totaled $5.9 million and $0.5 million at December 31, 2012 and 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During 2012, we implemented a long-term performance award plan for senior management that provides awards based on the achievement of stated performance targets over a three-year period.  Awards are earned based on our cumulative performance over the performance period and are stated in dollars but settled in common shares based on the Company's stock price at the end of the performance period.  If the Company's stock price falls below a floor of $5.00 per share at the end of the performance period or the Company does not have a sufficient number of shares available under its stock incentive plans at the time of settlement, then a portion of each award will be paid in cash.  We recognize expense for these awards based on the probability of achievement of the stated performance targets. The liability for these awards totaled $4.8 million at December 31, 2012.

10. Income taxes

Components of current and deferred income tax expense (benefit) are as follows ($000’s omitted):

	2012	2011	2010
Current provision (benefit)
Federal	$(8,523)	$(71,796)	$(114,617)
State and other	(14,068)	(28,116)	(23,200)
	$(22,591)	$(99,912)	$(137,817)
Deferred provision (benefit)
Federal	$—	$—	$—
State and other	—	—	—
	$—	$—	$—
Income tax expense (benefit)	$(22,591)	$(99,912)	$(137,817)

The following table reconciles the statutory federal income tax rate to the effective income tax rate:

	2012	2011	2010
Income taxes at federal statutory rate	35.0%	35.0%	35.0%
Effect of state and local income taxes, net of federal tax	3.0	3.0	3.0
Deferred tax asset valuation allowance	(37.7)	(7.0)	(12.4)
Tax contingencies	(10.6)	28.4	5.0
Goodwill impairment	—	(28.7)	(19.7)
Other	(2.0)	1.5	0.3
Effective rate	(12.3)%	32.2%	11.2%

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The net deferred tax asset (liability) is as follows ($000’s omitted):

	At December 31,
	2012	2011
Deferred tax assets:
Non-deductible reserves and other	$486,990	$446,605
Inventory valuation reserves	953,266	1,197,271
Net operating loss ("NOL") carryforwards:
Federal	785,302	663,733
State	320,831	299,292
Alternative minimum tax credits	25,338	25,193
Energy credit and charitable contribution carryforward	38,895	38,586
	2,610,622	2,670,680
Deferred tax liabilities:
Capitalized items, including real estate basis differences, deducted for tax, net	(84,637)	(91,399)
Trademarks and tradenames	(56,714)	(61,692)
	(141,351)	(153,091)
Valuation allowance	(2,469,271)	(2,517,589)
Net deferred tax asset (liability)	$—	$—

Due to the effects of the deferred tax valuation allowance and changes in unrecognized tax benefits, our effective tax rates in 2012, 2011, and 2010 are not correlated to the amount of our income or loss before income taxes. The income tax benefits for 2012, 2011, and 2010 resulted primarily from the favorable resolution of certain federal and state income tax matters.

We had income taxes receivable of $31.9 million and $27.2 million at December 31, 2012 and 2011, respectively. The income taxes receivable at December 31, 2012 related primarily to federal and state carryback claims and amended income tax returns.

We evaluate our deferred tax assets to determine if a valuation allowance is required. We had net deferred tax assets of $2.5 billion at December 31, 2012 and 2011. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient taxable income during future periods.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  Based on our evaluation, we fully reserved the net deferred tax assets due to the uncertainty of realizing such deferred tax assets. The accounting for deferred taxes is based upon an estimate of future results.  Differences between the estimated and actual results could have a material impact on our consolidated results of operations or financial position.

We continue to analyze all available positive and negative evidence in determining the continuing need for a valuation allowance. This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods. One of the primary pieces of negative evidence we consider is the significant losses we have incurred in recent years, including being in a significant three-year cumulative pre-tax loss position at December 31, 2012. Other negative evidence includes a challenging U.S. macroeconomic environment and uncertainty regarding the timing of a broad, sustainable recovery in the homebuilding industry. However, we earned a profit before income taxes for the year ended December 31, 2012 and have seen significant increases in new orders, backlog, and home sale gross margin. If current business trends continue, including continued improvements in the homebuilding industry, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a large portion of the valuation allowance during 2013. Realization of a portion of our deferred tax assets for state NOL carryforwards and other items, however, is more unlikely than the realization of federal deferred tax assets. This is due to the need to generate sufficient taxable income in each of the respective jurisdictions prior to the expirations of the various state carryforward periods, some of which expire sooner than the 20-year federal NOL carryforwards.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Our gross federal NOL carryforward is approximately $2.2 billion, a significant portion of which is subject to the provisions of Internal Revenue Code Section 382. We also have significant gross state NOLs in various tax jurisdictions. These NOLs may be carried forward from 5 to 20 years, depending on the tax jurisdiction, with NOLs expiring between 2013 and 2032.

At December 31, 2012 we had $170.4 million of gross unrecognized tax benefits, of which $166.3 million would impact the effective tax rate if recognized. At December 31, 2011, we had $171.9 million of gross unrecognized tax benefits, of which $170.6 million would impact the effective rate if recognized. Additionally, we had accrued interest and penalties of $31.5 million and $36.9 million at December 31, 2012 and 2011, respectively. In 2012 and 2011, our income tax expense (benefit) included tax related interest and penalties. Such amounts totaled a benefit of $5.4 million in 2012 and $11.4 million in 2011.

We are currently under examination by the IRS and various state taxing jurisdictions and anticipate finalizing certain of the examinations within the next twelve months. The final outcome of these examinations is not yet determinable. It is reasonably possible, within the next twelve months, that unrecognized tax benefits may decrease by up to $24.9 million, excluding interest and penalties, primarily due to expirations of certain statutes of limitations and potential settlements. The statute of limitations for our major tax jurisdictions remains open for examination for tax years 2003 to 2012.

A reconciliation of the change in the unrecognized tax benefits is as follows ($000’s omitted):

	2012	2011	2010
Unrecognized tax benefits, beginning of period	$171,863	$258,016	$326,088
Decreases related to tax positions taken during the current period	—	—	—
Increases related to tax positions taken during a prior period	8,782	2,699	55,385
Decreases related to tax positions taken during a prior period	(9,373)	(79,719)	(14,025)
Increases related to tax positions taken during the current period	11,797	1,620	1,441
Decreases related to settlements with taxing authorities	—	—	(94,779)
Reductions as a result of a lapse of the applicable statute of limitations	(12,644)	(10,753)	(16,094)
Unrecognized tax benefits, end of period	$170,425	$171,863	$258,016

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. Fair value disclosures

ASC 820, “Fair Value Measurements and Disclosures,” provides a framework for measuring fair value in generally accepted accounting principles and establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy can be summarized as follows:

Level 1	Fair value determined based on quoted prices in active markets for identical assets or liabilities.

Level 2	Fair value determined using significant observable inputs, generally either quoted prices in active markets for similar assets or liabilities or quoted prices in markets that are not active.

Level 3	Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques

Our assets and liabilities measured or disclosed at fair value are summarized below ($000’s omitted):

Financial Instrument	Fair Value Hierarchy	Fair Value
		December 31, 2012	December 31, 2011

Measured at fair value on a recurring basis:
Residential mortgage loans available-for-sale	Level 2	$318,931	$258,075
Interest rate lock commitments	Level 2	6,021	3,551
Forward contracts	Level 2	(646)	(3,470)
Whole loan commitments	Level 2	(55)	11

Measured at fair value on a non-recurring basis:
House and land inventory	Level 3	$11,243	$23,766

Disclosed at fair value:
Cash and equivalents (including restricted cash)	Level 1	$1,476,710	$1,184,931
Financial Services debt	Level 2	138,795	—
Senior notes	Level 2	2,663,451	2,765,151

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

Certain assets are required to be recorded at fair value on a non-recurring basis when events and circumstances indicate that the carrying value may not be recoverable. The non-recurring fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current quarter. House and land inventory measured at fair value represents those communities for which we have recorded impairments during the current period. See Note 4 for a more detailed discussion of the valuation methods used for inventory.

The carrying amounts of cash and equivalents and Financial Services debt approximate their fair values due to their short-term nature. The fair values of senior notes are based on quoted market prices, when available. If quoted market prices are not available, fair values are based on quoted market prices of similar issues. The carrying value of senior notes was $2.5 billion and $3.1 billion, at December 31, 2012 and 2011, respectively.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Other assets and accrued and other liabilities

Other assets are presented below ($000’s omitted):

	December 31,
	2012	2011
Accounts and notes receivable (Note 1)	$123,268	$144,924
Prepaid expenses	74,737	90,786
Deposits and pre-acquisition costs (Note 1)	70,116	57,047
Property and equipment, net (Note 1)	44,183	53,182
Income taxes receivable (Note 10)	31,924	27,154
Other	63,447	74,505
	$407,675	$447,598

Accrued and other liabilities are presented below ($000’s omitted):

	December 31,
	2012	2011
Self-insurance liabilities (Note 13)	$721,284	$739,029
Loan origination liabilities (Note 13)	164,280	128,330
Compensation-related	119,206	87,583
Warranty (Note 13)	64,098	68,025
Community development district obligations (Note 13)	33,119	38,440
Liability for land, not owned, under option agreements (Note 1)	31,066	24,905
Accrued interest	28,713	37,943
Lease exit liabilities (Note 3)	22,991	29,745
Other	233,306	257,941
	$1,418,063	$1,411,941

13. Commitments and Contingencies

Leases

We lease certain property and equipment under non-cancelable operating leases. The future minimum lease payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2012 are as follows ($000’s omitted):

Years Ending December 31,
2013	$29,526
2014	25,510
2015	22,460
2016	15,485
2017	9,291
Thereafter	16,486
Total minimum lease payments (a)	$118,758

(a)	Minimum payments have not been reduced by minimum sublease rentals of $15.1 million due in the future under non-cancelable subleases.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net rental expense for 2012, 2011, and 2010 was $24.2 million, $26.7 million, and $37.2 million, respectively, excluding lease exit costs presented in Note 3. Certain leases contain renewal or purchase options and generally provide that we pay for insurance, taxes, and maintenance.

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

We sell substantially all of the loans we originate to investors in the secondary market within a short period of time after origination. In recent years, we experienced a significant increase in losses as a result of the high level of loan defaults and related losses in the mortgage industry and increasing aggressiveness by investors in presenting such claims to us. To date, the significant majority of these losses relates to loans originated in 2006 and 2007, during which period inherently riskier loan products became more common in the mortgage origination market. In 2006 and 2007, we originated $39.5 billion of loans, excluding loans originated by Centex's former subprime loan business sold by Centex in 2006. Because we generally do not retain the servicing rights to the loans we originate, information regarding the current and historical performance, credit quality, and outstanding balances of such loans is limited. Estimating these loan origination liabilities is further complicated by uncertainties surrounding numerous external factors, such as various macroeconomic factors (including unemployment rates and changes in home prices), actions taken by third parties, including the parties servicing the loans, and the U.S. federal government in its dual capacity as regulator of the U.S. mortgage industry and conservator of the government-sponsored enterprises commonly known as Fannie Mae and Freddie Mac, which own or guarantee the majority of mortgage loans in the U.S.

Most requests received to date relate to make-whole payments on loans that have been foreclosed, generally after a portion of the loan principal had been paid down, which reduces our exposure. Requests undergo extensive analysis to confirm the exposure, attempt to cure the identified defect, and, when necessary, determine our liability. We establish liabilities for such anticipated losses based upon, among other things, the level of current unresolved repurchase requests, the volume of estimated probable future repurchase requests, our ability to cure the defects identified in the repurchase requests, and the severity of the estimated loss upon repurchase. Determining these estimates and the resulting liability requires a significant level of management judgment. We are generally able to cure or refute over 60% of the requests received from investors such that we do not believe repurchases or make-whole payments will ultimately be required. For those requests that we believe will result in repurchases or make-whole payments, actual loss severities are expected to approximate 50% of the outstanding principal balance.

During 2012, 2011, and 2010, we recorded additional provisions for losses as a change in estimate primarily to reflect projected claim volumes in excess of previous estimates. Such provisions for losses are reflected in Financial Services expenses. Our current estimates assume that such requests will continue through 2014. Given the ongoing volatility in the mortgage industry, our lack of visibility into the current status of the review process of loans by investors, the claim volumes we continue to experience, and uncertainties regarding the ultimate resolution of these claims, it is reasonably possible that future losses may exceed our current estimates.

Changes in these liabilities were as follows ($000's omitted):

	2012	2011	2010
Liabilities, beginning of period	$128,330	$93,057	$105,914
Reserves provided	49,025	59,349	16,856
Payments	(13,075)	(24,076)	(29,713)
Liabilities, end of period	$164,280	$128,330	$93,057

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We entered into an agreement in conjunction with the wind down of Centex's mortgage operations, which ceased loan origination activities in December 2009, that provides a guaranty for one major investor of loans originated by Centex. This guaranty provides that we will honor the potential repurchase obligations of Centex's mortgage operations related to breaches of representations and warranties in the origination of a certain pool of loans. Other than with respect to this pool of loans, our contractual repurchase obligations are limited to our mortgage subsidiaries, which are included in non-guarantor subsidiaries (see Note 14 for a discussion of non-guarantor subsidiaries).

The mortgage subsidiary of Centex also sold loans to a bank for inclusion in residential mortgage-backed securities (“RMBSs”) issued by the bank. In connection with these sales, Centex's mortgage subsidiary entered into agreements pursuant to which it may be required to indemnify the bank for losses incurred by investors in the RMBSs arising out of material errors or omissions in certain information provided by the mortgage subsidiary relating to the loans and loan origination process. In 2011, the bank notified us that it has been named defendant in two lawsuits alleging various violations of federal and state securities laws asserting that untrue statements of material fact were included in the registration statements used to market the sale of two RMBS transactions which included $162 million of loans originated by Centex's mortgage subsidiary. The plaintiffs seek unspecified compensatory and/or rescissory damages on behalf of persons who purchased the securities. Neither Centex's mortgage subsidiary nor the Company is named as a defendant in these actions. These actions are in their preliminary stage, and we cannot yet quantify Centex's mortgage subsidiary's potential liability as a result of these indemnification obligations. We do not believe, however, that these matters will have a material adverse impact on the results of operations, financial position, or cash flows of the Company. We are aware of six other RMBS transactions with such indemnity provisions that include an aggregate $116 million of loans, and we are not aware of any current or threatened legal proceedings regarding those transactions.

Community development and other special district obligations

A community development district or similar development authority (“CDD”) is a unit of local government created under various state statutes that utilizes the proceeds from the sale of bonds to finance the construction or acquisition of infrastructure assets of a development. A portion of the liability associated with the bonds, including principal and interest, is assigned to each parcel of land within the development. This debt is typically paid by subsequent special assessments levied by the CDD on the landowners. Generally, we are only responsible for paying the special assessments for the period in which we are the landowner of the applicable parcels. However, in certain limited instances we record a liability for future assessments that are fixed or determinable for a fixed or determinable period. At December 31, 2012 and 2011, we had recorded $33.1 million and $38.4 million, respectively, in accrued liabilities for outstanding CDD obligations. During 2011 and 2010, we repurchased at a discount prior to their maturity CDD obligations with aggregate principal balances of $26.6 million and $124.1 million, respectively, in order to improve the future financial performance of the related communities. The discounts of $5.2 million in 2011 and $12.9 million in 2010 are recognized as a reduction of cost of revenues over the lives of the applicable communities, which will extend for several years. There were no repurchases during 2012.

Letters of credit and surety bonds

In the normal course of business, we post letters of credit and surety bonds pursuant to certain performance-related obligations, as security for certain land option agreements, and under various insurance programs. The majority of these letters of credit and surety bonds are in support of our land development and construction obligations to various municipalities, other government agencies, and utility companies related to the construction of roads, sewers, and other infrastructure. We had outstanding letters of credit and surety bonds totaling $179.2 million and $1.0 billion at December 31, 2012, respectively, and $235.9 million and $1.2 billion at December 31, 2011, respectively. In the event any such letter of credit or surety bonds are called, we would be obligated to reimburse the issuer of the letter of credit or surety bond. We do not believe that a material amount, if any, of the letters of credit or surety bonds will be called. Our surety bonds generally do not have stated expiration dates; rather we are released from the surety bonds as the underlying contractual performance is completed. Because significant construction and development work has been performed related to the applicable projects but has not yet received final acceptance by the respective counterparties, the aggregate amount of surety bonds outstanding is in excess of the projected cost of the remaining work to be performed.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Changes to warranty liabilities were as follows ($000’s omitted):

	2012	2011	2010
Warranty liabilities, beginning of period	$68,025	$80,195	$96,110
Reserves provided	45,705	43,875	54,164
Payments	(45,365)	(54,766)	(69,789)
Other adjustments	(4,267)	(1,279)	(290)
Warranty liabilities, end of period	$64,098	$68,025	$80,195

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

Our general liability insurance includes coverage for certain construction defects. While construction defect claims can relate to a variety of circumstances, the majority of our claims relate to alleged problems with siding, plumbing, foundations and other concrete work, windows, roofing, and heating, ventilation and air conditioning systems. The availability of general liability insurance for the homebuilding industry and its subcontractors has become increasingly limited, and the insurance policies available require companies to maintain higher per occurrence and aggregate retention levels. In certain instances, we may offer our subcontractors the opportunity to purchase insurance through one of our captive insurance subsidiaries or to participate in a project-specific insurance program provided by the Company. Policies issued by the captive insurance subsidiaries represent self-insurance of these risks by the Company. This self-insured exposure is limited by reinsurance policies that we purchase. General liability coverage for the homebuilding industry is complex, and our coverage varies from policy year to policy year. Our insurance coverage requires a per occurrence deductible up to an overall aggregate retention level. Beginning with the first dollar, amounts paid on insured claims

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

satisfy our per occurrence and aggregate retention obligations. Any amounts incurred in excess of the occurrence or aggregate retention levels are covered by insurance up to our purchased coverage levels. Our insurance policies, including the captive insurance subsidiaries' reinsurance policies, are maintained with highly-rated underwriters for whom we believe counterparty default risk is not significant.

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

Our recorded reserves for all such claims totaled $721.3 million and $739.0 million at December 31, 2012 and 2011, respectively, the vast majority of which relate to general liability claims. The recorded reserves include loss estimates related to both (i) existing claims and related claim expenses and (ii) IBNR and related claim expenses. Liabilities related to IBNR and related claim expenses represented approximately 74% and 78% of the total general liability reserves at December 31, 2012 and 2011, respectively. The actuarial analyses that determine the IBNR portion of reserves consider a variety of factors, including the frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of the reserves also consider historical third party recovery rates and claims management expenses.

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Changes in these liabilities were as follows ($000's omitted):

	2012	2011	2010
Balance, beginning of period	$739,029	$787,918	$551,020
Reserves provided	54,262	48,359	313,606
Liabilities assumed with Centex merger	—	—	2,514
Payments	(72,007)	(97,248)	(79,222)
Balance, end of period	$721,284	$739,029	$787,918

As reflected in the above table, insurance-related liabilities increased $2.5 million upon completion of a final valuation of the Centex merger in 2010. The reserves provided reflected in the above table are classified within selling, general, and administrative expenses.

14. Supplemental Guarantor information

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

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2012
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$146,168	$1,063,943	$194,649	$—	$1,404,760
Restricted cash	54,546	3,365	14,039	—	71,950
House and land inventory	—	4,210,201	3,845	—	4,214,046
Land held for sale	—	91,104	—	—	91,104
Land, not owned, under option agreements	—	31,066	—	—	31,066
Residential mortgage loans available- for-sale	—	—	318,931	—	318,931
Investments in unconsolidated entities	1,528	40,973	3,128	—	45,629
Other assets	28,951	324,109	54,615	—	407,675
Intangible assets	—	149,248	—	—	149,248
Investments in subsidiaries and intercompany accounts, net	4,723,466	7,198,710	6,296,915	(18,219,091)	—
	$4,954,659	$13,112,719	$6,886,122	$(18,219,091)	$6,734,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$56,565	$1,343,653	$297,302	$—	$1,697,520
Income tax liabilities	198,865	—	—	—	198,865
Financial Services debt	—	—	138,795	—	138,795
Senior notes	2,509,613	—	—	—	2,509,613
Total liabilities	2,765,043	1,343,653	436,097	—	4,544,793
Total shareholders’ equity	2,189,616	11,769,066	6,450,025	(18,219,091)	2,189,616
	$4,954,659	$13,112,719	$6,886,122	$(18,219,091)	$6,734,409

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2011
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
ASSETS
Cash and equivalents	$119,287	$875,561	$88,223	$—	$1,083,071
Restricted cash	83,199	3,255	15,406	—	101,860
House and land inventory	—	4,632,337	4,131	—	4,636,468
Land held for sale	—	135,307	—	—	135,307
Land, not owned, under option agreements	—	24,905	—	—	24,905
Residential mortgage loans available- for-sale	—	—	258,075	—	258,075
Securities purchased under agreements to resell	127,327	—	(127,327)	—	—
Investments in unconsolidated entities	1,527	31,836	2,625	—	35,988
Other assets	32,620	364,770	50,208	—	447,598
Intangible assets	—	162,348	—	—	162,348
Investments in subsidiaries and intercompany accounts, net	4,937,002	6,533,838	6,366,758	(17,837,598)	—
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, customer deposits, accrued and other liabilities	$70,690	$1,310,972	$273,686	$—	$1,655,348
Income tax liabilities	203,313	—	—	—	203,313
Senior notes	3,088,344	—	—	—	3,088,344
Total liabilities	3,362,347	1,310,972	273,686	—	4,947,005
Total shareholders’ equity	1,938,615	11,453,185	6,384,413	(17,837,598)	1,938,615
	$5,300,962	$12,764,157	$6,658,099	$(17,837,598)	$6,885,620

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$4,552,412	$—	$—	$4,552,412
Land sale revenues	—	106,698	—	—	106,698
	—	4,659,110	—	—	4,659,110
Financial Services	—	2,082	158,806	—	160,888
	—	4,661,192	158,806	—	4,819,998
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,833,451	—	—	3,833,451
Land sale cost of revenues	—	94,880	—	—	94,880
	—	3,928,331	—	—	3,928,331
Financial Services expenses	379	567	134,565	—	135,511
Selling, general and administrative expenses	—	515,283	(826)	—	514,457
Other expense (income), net	32,027	33,506	765	—	66,298
Interest income	(229)	(4,597)	(87)	—	(4,913)
Interest expense	819	—	—	—	819
Intercompany interest	587,281	(573,852)	(13,429)	—	—
Equity in (earnings) loss of unconsolidated entities	(1)	(3,555)	(503)	—	(4,059)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(620,276)	765,509	38,321	—	183,554
Income tax expense (benefit)	426	(22,299)	(718)	—	(22,591)
Income (loss) before equity in income (loss) of subsidiaries	(620,702)	787,808	39,039	—	206,145
Equity in income (loss) of subsidiaries	826,847	34,596	476,806	(1,338,249)	—
Net income (loss)	206,145	822,404	515,845	(1,338,249)	206,145
Other comprehensive income (loss)	314	—	—	—	314
Comprehensive income (loss)	$206,459	$822,404	$515,845	$(1,338,249)	$206,459

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Revenues:
Homebuilding
Home sale revenues	$—	$3,950,743	$—	$—	$3,950,743
Land sale revenues	—	82,853	—	—	82,853
	—	4,033,596	—	—	4,033,596
Financial Services	—	1,367	101,727	—	103,094
	—	4,034,963	101,727	—	4,136,690
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	3,444,398	—	—	3,444,398
Land sale cost of revenues	—	59,279	—	—	59,279
	—	3,503,677	—	—	3,503,677
Financial Services expenses	343	448	136,875	—	137,666
Selling, general and administrative expenses	33,144	488,746	(2,307)	—	519,583
Other expense (income), net	5,581	288,298	(777)	—	293,102
Interest income	(253)	(4,443)	(359)	—	(5,055)
Interest expense	1,313	—	—	—	1,313
Intercompany interest	39,060	(27,572)	(11,488)	—	—
Equity in (earnings) loss of unconsolidated entities	(5)	(3,196)	(95)	—	(3,296)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(79,183)	(210,995)	(20,122)	—	(310,300)
Income tax expense (benefit)	(2,623)	(99,635)	2,346	—	(99,912)
Income (loss) before equity in income (loss) of subsidiaries	(76,560)	(111,360)	(22,468)	—	(210,388)
Equity in income (loss) of subsidiaries	(133,828)	(25,427)	(88,998)	248,253	—
Net income (loss)	(210,388)	(136,787)	(111,466)	248,253	(210,388)
Other comprehensive income (loss)	213	—	—	—	213
Comprehensive income (loss)	$(210,175)	$(136,787)	$(111,466)	$248,253	$(210,175)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2010
($000’s omitted)

	Unconsolidated			Eliminating Entries	Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries
Revenues:
Homebuilding
Home sale revenues	$—	$4,419,812	$—	$—	$4,419,812
Land sale revenues	—	27,815	—	—	27,815
	—	4,447,627	—	—	4,447,627
Financial Services	—	3,119	118,544	—	121,663
	—	4,450,746	118,544	—	4,569,290
Homebuilding Cost of Revenues:
Home sale cost of revenues	—	4,006,385	—	—	4,006,385
Land sale cost of revenues	—	53,555	—	—	53,555
	—	4,059,940	—	—	4,059,940
Financial Services expenses	338	(1,462)	117,246	—	116,122
Selling, general and administrative expenses	64,197	629,099	201,806	—	895,102
Other expense (income), net	38,899	707,647	(4,161)	—	742,385
Interest income	—	(9,060)	(471)	—	(9,531)
Interest expense	2,802	—	(73)	—	2,729
Intercompany interest	169,158	(169,010)	(148)	—	—
Equity in (earnings) loss of unconsolidated entities	(11)	(3,867)	967	—	(2,911)
Income (loss) before income taxes and equity in income (loss) of subsidiaries	(275,383)	(762,541)	(196,622)	—	(1,234,546)
Income tax expense (benefit)	58,318	(136,741)	(59,394)	—	(137,817)
Income (loss) before equity in income (loss) of subsidiaries	(333,701)	(625,800)	(137,228)	—	(1,096,729)
Equity in income (loss) of subsidiaries	(763,028)	(5,009)	(172,241)	940,278	—
Net income (loss)	(1,096,729)	(630,809)	(309,469)	940,278	(1,096,729)
Other comprehensive income (loss)	730	—	—	—	730
Comprehensive income (loss)	$(1,095,999)	$(630,809)	$(309,469)	$940,278	$(1,095,999)

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(582,762)	$1,332,342	$10,560	$—	$760,140
Cash flows from investing activities:
Distributions from unconsolidated entities	—	3,029	—	—	3,029
Investments in unconsolidated entities	—	(16,456)	—	—	(16,456)
Net change in loans held for investment	—	—	836	—	836
Change in restricted cash related to letters of credit	28,653	—	—	—	28,653
Proceeds from the sale of property and equipment	—	7,586	—	—	7,586
Capital expenditures	—	(10,831)	(3,111)	—	(13,942)
Net cash provided by (used in) investing activities	28,653	(16,672)	(2,275)	—	9,706
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	138,795	—	138,795
Other borrowings (repayments)	(620,700)	1,900	—	—	(618,800)
Stock option exercises	32,809	—	—	—	32,809
Stock repurchases	(961)	—	—	—	(961)
Intercompany activities, net	1,169,842	(1,129,188)	(40,654)	—	—
Net cash provided by (used in) financing activities	580,990	(1,127,288)	98,141	—	(448,157)
Net increase (decrease) in cash and equivalents	26,881	188,382	106,426	—	321,689
Cash and equivalents at beginning of year	119,287	875,561	88,223	—	1,083,071
Cash and equivalents at end of year	$146,168	$1,063,943	$194,649	$—	$1,404,760

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$(86,000)	$520,024	$(416,745)	$—	$17,279
Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,531	—	—	4,531
Investments in unconsolidated entities	—	(4,603)	—	—	(4,603)
Net change in loans held for investment	—	—	325	—	325
Change in restricted cash related to letters of credit	(83,199)	—	—	—	(83,199)
Proceeds from the sale of property and equipment	—	10,555	—	—	10,555
Capital expenditures	—	(18,331)	(2,907)	—	(21,238)
Net cash provided by (used in) investing activities	(83,199)	(7,848)	(2,582)	—	(93,629)
Cash flows from financing activities:
Other borrowings (repayments)	(320,973)	(160)	—	—	(321,133)
Stock repurchases	(2,836)	—	—	—	(2,836)
Intercompany activities, net	602,295	(743,078)	140,783	—	—
Net cash provided by (used in) financing activities	278,486	(743,238)	140,783	—	(323,969)
Net increase (decrease) in cash and equivalents	109,287	(231,062)	(278,544)	—	(400,319)
Cash and equivalents at beginning of year	10,000	1,106,623	366,767	—	1,483,390
Cash and equivalents at end of year	$119,287	$875,561	$88,223	$—	$1,083,071

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
($000’s omitted)

	Unconsolidated				Consolidated PulteGroup, Inc.
	PulteGroup, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries
Net cash provided by (used in) operating activities	$552,697	$34,853	$4,574	$—	$592,124
Cash flows from investing activities:
Distributions from unconsolidated entities	—	4,231	—	—	4,231
Investments in unconsolidated entities	—	(21,623)	(1,267)	—	(22,890)
Net change in loans held for investment	—	—	12,603	—	12,603
Proceeds from the sale of property and equipment	—	1,762	18	—	1,780
Capital expenditures	—	(13,168)	(2,011)	—	(15,179)
Net cash provided by (used in) investing activities	—	(28,798)	9,343	—	(19,455)
Cash flows from financing activities:
Financial Services borrowings (repayments)	—	—	(18,394)	—	(18,394)
Other borrowings (repayments)	(934,473)	(1,444)	—	—	(935,917)
Stock option exercises	8,668	—	—	—	8,668
Stock repurchases	(4,023)	—	—	—	(4,023)
Intercompany activities, net	387,131	(404,757)	17,626	—	—
Net cash provided by (used in) financing activities	(542,697)	(406,201)	(768)	—	(949,666)
Net increase (decrease) in cash and equivalents	10,000	(400,146)	13,149	—	(376,997)
Cash and equivalents at beginning of year	—	1,506,769	353,618	—	1,860,387
Cash and equivalents at end of year	$10,000	$1,106,623	$366,767	$—	$1,483,390

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. Quarterly Results (Unaudited)
UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (c)
2012
Homebuilding:
Revenues	$852,184	$1,033,154	$1,255,327	$1,518,445	$4,659,110
Cost of revenues	745,563	876,990	1,044,765	1,261,012	3,928,331
Income (loss) before income taxes (a)	(20,352)	23,939	79,179	75,225	157,991
Financial Services:
Revenues	$28,852	$36,251	$47,264	$48,521	$160,888
Income (loss) before income taxes (b)	6,861	15,987	26,727	(24,012)	25,563
Consolidated results:
Revenues	$881,036	$1,069,405	$1,302,591	$1,566,966	$4,819,998
Income (loss) before income taxes	(13,491)	39,926	105,906	51,213	183,554
Income tax benefit	(1,825)	(2,510)	(10,727)	(7,529)	(22,591)
Net income (loss)	$(11,666)	$42,436	$116,633	$58,742	$206,145
Net income (loss) per share:
Basic	$(0.03)	$0.11	$0.31	$0.15	$0.54
Diluted	$(0.03)	$0.11	$0.30	$0.15	$0.54
Number of shares used in calculation:
Basic	380,502	380,655	381,355	383,404	381,562
Effect of dilutive securities	—	1,548	3,215	5,900	3,002
Diluted	380,502	382,203	384,570	389,304	384,564

(a)	Homebuilding income (loss) before income taxes includes losses on debt retirements totaling $32.1 million in the 4th Quarter.

(b)	Financial Services income (loss) before income taxes includes additional loan origination reserves of $49.0 million in the 4th Quarter.

(c)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

PULTEGROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

UNAUDITED QUARTERLY INFORMATION
(000’s omitted, except per share data)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total (c)
2011
Homebuilding:
Revenues	$783,767	$904,831	$1,114,027	$1,230,971	$4,033,596
Cost of revenues	685,960	793,465	944,882	1,079,370	3,503,677
Income (loss) before income taxes (a)	(46,365)	(36,690)	(211,126)	18,351	(275,830)
Financial Services:
Revenues	$21,435	$22,381	$27,904	$31,374	$103,094
Income (loss) before income taxes (b)	973	(16,643)	8,626	(27,426)	(34,470)
Consolidated results:
Revenues	$805,202	$927,212	$1,141,931	$1,262,345	$4,136,690
Income (loss) before income taxes	(45,392)	(53,333)	(202,500)	(9,075)	(310,300)
Income tax expense (benefit)	(5,866)	2,052	(73,202)	(22,896)	(99,912)
Net income (loss)	$(39,526)	$(55,385)	$(129,298)	$13,821	$(210,388)
Net income (loss) per share:
Basic	$(0.10)	$(0.15)	$(0.34)	$0.04	$(0.55)
Diluted	$(0.10)	$(0.15)	$(0.34)	$0.04	$(0.55)
Number of shares used in calculation:
Basic	379,544	379,781	380,025	380,149	379,877
Effect of dilutive securities	—	—	—	1,112	—
Diluted	379,544	379,781	380,025	381,261	379,877

(a)
Homebuilding income (loss) before income taxes includes land-related charges of $0.7 million, $6.8 million, $3.9 million, and $24.4 million in the 1st Quarter, 2nd Quarter, 3rd Quarter, and 4th Quarter, respectively; goodwill impairment charges totaling $240.5 million in the 3rd Quarter; and losses on debt retirements of $3.5 million and $2.1 million in the 2nd Quarter and 4th Quarter, respectively.

(b)	Financial Services income (loss) before income taxes includes additional loan origination reserves of $19.3 million and $40.0 million in the 2nd Quarter and 4th Quarter, respectively.

(c)	Due to rounding, the sum of quarterly results may not equal the total for the year. Additionally, quarterly and year-to-date computations of per share amounts are made independently.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited the accompanying consolidated balance sheets of PulteGroup, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PulteGroup, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 6, 2013

ITEM 9.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

This Item is not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management, including our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon, and as of the date of that evaluation, our Chairman, President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2012.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently for its financial reporting as of December 31, 2012. Management’s assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management asserts that the Company has maintained effective internal control over financial reporting as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this annual report, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

(b)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of PulteGroup, Inc.

We have audited PulteGroup, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PulteGroup, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, PulteGroup, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PulteGroup, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 6, 2013 expressed an unqualified opinion thereon.

Detroit, Michigan
February 6, 2013

(c)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

This Item is not applicable.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item with respect to our executive officers is set forth in Item 4A of this Annual Report on Form 10-K. Information required by this Item with respect to members of our Board of Directors and with respect to our audit committee will be contained in the Proxy Statement for the 2013 Annual Meeting of Shareholders (“2013 Proxy Statement”) under the captions “Election of Directors” and “Committees of the Board of Directors - Audit Committee” and in the chart disclosing Audit Committee membership and is incorporated herein by this reference. Information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 will be contained in the 2013 Proxy Statement under the caption “Beneficial Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by this reference. Information required by this Item with respect to our code of ethics will be contained in the 2013 Proxy Statement under the caption “Corporate Governance - Governance Guidelines; Code of Ethical Business Conduct; Code of Ethics” and is incorporated herein by this reference.

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

Information required by this Item will be contained in the 2013 Proxy Statement under the captions “2012 Executive Compensation” and “2012 Director Compensation” and is incorporated herein by this reference, provided that the Compensation and Management Development Committee Report shall not be deemed to be “filed” with this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

Information required by this Item will be contained in the 2013 Proxy Statement under the captions “Beneficial Security Ownership” and “Equity Compensation Plan Information” and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this Item will be contained in the 2013 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Election of Directors - Independence” and is incorporated herein by this reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item will be contained in the 2013 Proxy Statement under the captions “Audit and Non-Audit Fees” and “Audit Committee Preapproval Policies” and is incorporated herein by reference.

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

	(b)	PulteGroup, Inc. 401(k) Plan (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-115570)

(c)
Intercreditor and Subordination Agreement, dated October 1, 2003, among Asset Seven Corp., Pulte Realty Corporation, certain subsidiaries of PulteGroup, Inc., Bank One, NA, as Administrative Agent, and Bank One Trust Company, National Association, as Trustee (Incorporated by reference to Exhibit 10(f) to our Annual Report on Form 10-K for the year ended December 31, 2003)

(d)
Facility Agreement dated as of June 23, 2009 among PulteGroup, Inc., Various Financial Institutions, and Deutsche Bank AG, New York Branch (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 26, 2009)

(e)	PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(f)	PulteGroup, Inc. 2000 Stock Plan for Nonemployee Directors (Incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-8, Registration No. 333-66284)

(g)	PulteGroup, Inc. 2002 Stock Incentive Plan (Incorporated by reference to our Proxy Statement dated April 3, 2002 and as Exhibit 4.3 of our Registration Statement on Form S-8, No. 333-123223)

(h)	PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to our Proxy Statement dated April 7, 2008)

(i)	PulteGroup, Inc. Long-Term Incentive Program (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(j)	Form of PulteGroup, Inc. Long Term Incentive Award Agreement (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(k)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Company Performance Measures (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(l)
Form of PulteGroup, Inc. 2008-2010 Grant Acceptance Agreement - Individual Performance Measures (Incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on May 20, 2008)

(m)
PulteGroup, Inc. 2004 Stock Incentive Plan (as Amended and Restated as of July 9, 2009) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

(n)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(o)
Form of Restricted Stock Award Agreement (as amended) under PulteGroup, Inc. 2000 Stock Incentive Plan for Key Employees ( Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

(p)
Form of Stock Option Agreement under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(s) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(q)
Form of Stock Option Agreement (as amended) under PulteGroup, Inc. 2002 and 2004 Stock Incentive Plans (Incorporated by reference to Exhibit 10(t) of our Annual Report on Form 10-K for the year ended December 31, 2007)

(r)
Form of Performance Share Award Agreement under PulteGroup, Inc. 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10(w) of our Annual Report on Form 10-K for the year ended December 31, 2011 )

(s)
Centex Corporation Amended and Restated 1987 Stock Option Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.4 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(t)
Amended and Restated Centex Corporation 2001 Stock Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.2 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(u)
Form of stock option agreement for the Amended and Restated Centex Corporation 2001 Stock Plan (Incorporated by reference to Exhibit 10.5 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

(v)
Centex Corporation 2003 Equity Incentive Plan (Amended and Restated Effective February 11, 2009) (Incorporated by reference to Exhibit 10.1 of Centex’s Current Report on Form 8-K, filed with the SEC on February 13, 2009)

(w)
Form of stock option agreement for the Centex Corporation 2003 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of Centex’s Current Report on Form 8-K, filed with the SEC on May 13, 2008)

(x)
PulteGroup, Inc. Long Term Compensation Deferral Plan (As Amended and Restated Effective January 1, 2004) (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

(y)
PulteGroup, Inc. Deferred Compensation Plan for Non-Employee Directors (as Amended and Restated Effective December 8, 2009) (Incorporated by reference to Exhibit 10(al) of our Annual Report on Form 10-K for the year ended December 31, 2009)

(z)
Assignment and Assumption Agreement dated as of August 18, 2009 between PulteGroup, Inc. and Centex Corporation (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on August 20, 2009)

(aa)
Form of Performance Award Agreement under PulteGroup, Inc. 2008 Senior Management Incentive Plan (Incorporated by reference to Exhibit 10(a) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

	(ab)	Clarification of Offer Letter to Deborah Meyer dated as of April 26, 2011 (Incorporated by reference to Exhibit 10(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

(ac)
Offer Letter dated as of May 9, 2011, between PulteGroup, Inc. and Robert T. O'Shaughnessy (Incorporated by reference to Exhibit 10(a) of our Current Report on Form 8-K filed with the SEC on May 9, 2011)

(ad)
Master Repurchase Agreement dated as of September 28, 2012 among Comerica Bank, as Agent and a Buyer, the other Buyers party hereto and Pulte Mortgage LLC, as Seller (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on October 2, 2012)

(ae)
Separation Agreement dated as of November 30, 2012, between PulteGroup, Inc. and John B. Bertero III (Incorporated by referenced to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 4, 2012)

(12)		Ratio of Earnings to Fixed Charges at December 31, 2012 (Filed herewith)

(21)		Subsidiaries of the Registrant (Filed herewith)

(23)		Consent of Independent Registered Public Accounting Firm (Filed herewith)

(31)	(a)	Rule 13a-14(a) Certification by Richard J. Dugas, Jr., Chairman, President, and Chief Executive Officer (Filed herewith)

	(b)	Rule 13a-14(a) Certification by Robert T. O'Shaughnessy, Executive Vice President and Chief Financial Officer (Filed herewith)

(32)		Certification Pursuant to 18 United States Code § 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934 (Filed herewith)

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PULTEGROUP, INC.
(Registrant)

February 6, 2013	By:	/s/ Robert T. O'Shaughnessy
Robert T. O'Shaughnessy
Executive Vice President
and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capabilities and on the dates indicated:

Signature	Title	Date

/s/ Richard J. Dugas, Jr.	Chairman of the Board of Directors, President, and Chief Executive Officer (Principal Executive Officer)	February 6, 2013
Richard J. Dugas, Jr.

/s/ Robert T. O'Shaughnessy	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 6, 2013
Robert T. O'Shaughnessy

/s/ Michael J. Schweninger	Vice President and Controller (Principal Accounting Officer)	February 6, 2013
Michael J. Schweninger

/s/ Brian P. Anderson	Member of Board of Directors	February 6, 2013
Brian P. Anderson

/s/ Bryce Blair	Member of Board of Directors	February 6, 2013
Bryce Blair

/s/ Thomas J. Folliard	Member of Board of Directors	February 6, 2013
Thomas J. Folliard

/s/ Cheryl W. Grisé	Member of Board of Directors	February 6, 2013
Cheryl W. Grisé

/s/ Debra J. Kelly-Ennis	Member of Board of Directors	February 6, 2013
Debra J. Kelly-Ennis

/s/ David N. McCammon	Member of Board of Directors	February 6, 2013
David N. McCammon

/s/ Patrick J. O’Leary	Member of Board of Directors	February 6, 2013
Patrick J. O’Leary

/s/ James J. Postl	Member of Board of Directors	February 6, 2013
James J. Postl

/s/ Bernard W. Reznicek	Member of Board of Directors	February 6, 2013
Bernard W. Reznicek